Form 10-Q
period 1996-06-30
SUNRISE ASSISTED LIVING INC
filed 1996-08-08
CIK 1011064

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (Mark One)
         /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       OR

         / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________ to _____________

         COMMISSION FILE NUMBER:    0-20765


                         SUNRISE ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                54-1746596
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation of organization)                 Identification No.)

                          9401 LEE HIGHWAY, SUITE 300
                            FAIRFAX, VIRGINIA 22031
                    (Address of principal executive offices)

                                 (703) 273-7500
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  X    No
                           ------   -------


    As of July 31, 1996, there were 14,248,186 shares of the Registrant's Common Stock outstanding.

- --------------------------------------------------------------------------------

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                                     INDEX



                 PART I.  FINANCIAL INFORMATION                                                      PAGE
                 Item 1.  Financial Statements

                          Consolidated Balance Sheets at June 30, 1996 and
                          December 31, 1995                                                           3

                          Consolidated Statements of Income for the three months
                          ended June 30, 1996 and 1995 and six months ended
                          June 30, 1996 and 1995                                                      4

                          Consolidated Statements of Cash Flows for the six
                          months ended June 30, 1996 and 1995                                         5

                          Notes to Consolidated Financial Statements                                  6

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                         10


                 PART II.  OTHER INFORMATION

                          Item 5. Other Information                                                   16

                          Item 6. Exhibits and Reports on Form 8-K                                    16

                          Signatures                                                                  17

    PART I.  FINANCIAL INFORMATION

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,          December 31,
                                                                                             1996                1995
                                                                                         ------------      --------------
                                                                                          (Unaudited)           (Note)
 ASSETS
 Current assets:
   Cash and cash equivalents                                                             $ 22,712,621        $  6,252,449
   Accounts receivable, less allowance of  $501,802
     and $235,000                                                                           1,572,441           1,319,429
   Short-term securities                                                                   50,000,000                   -
   Prepaid and other current assets                                                         1,726,548           2,328,571
                                                                                         ------------        ------------
     Total current assets                                                                  76,011,610           9,900,449
 Property and equipment, net                                                              137,470,595         104,317,117
 Investment                                                                                 5,645,785           5,375,404
 Restricted cash and cash equivalents                                                       1,333,542           1,260,470
 Other assets                                                                               3,505,966           2,467,421
                                                                                         ------------        ------------
     Total assets                                                                        $223,967,498        $123,320,861
                                                                                         ============        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued expenses                                                 $  7,207,813        $  6,547,122
   Deferred revenue                                                                           971,245             903,711
   Other current liabilities                                                                1,077,430             130,669
   Current portion of long-term debt                                                          394,935             268,576
                                                                                         ------------        ------------
     Total current liabilities                                                              9,651,423           7,850,078
 Notes payable to affiliated entities                                                       1,620,838           1,735,138
 Interests in unconsolidated partnerships                                                     744,863             620,014
 Long-term debt, less current maturities                                                  118,695,915         120,285,996
                                                                                         ------------        ------------
     Total liabilities                                                                    130,713,039         130,491,226
 Minority interests                                                                           371,457             639,895
 Preferred stock, $0.01 par value, 10,000,000 shares
   authorized:
    Series A  convertible preferred stock, convertible
     and redeemable; $9 stated value and liquidation
     value of $9; plus 9% preferred return;
     2,444,444 shares issued and outstanding in 1995                                                -          23,963,496
 Stockholders' equity (deficit):
   Common stock, issued and outstanding 14,244,562
     shares in 1996 and 6,019,475 in 1995                                                     142,446              60,195
   Contributed capital (deficiency)                                                       107,938,331         (19,733,287)
   Accumulated deficit                                                                    (15,197,775)        (12,100,664)
                                                                                         ------------        ------------
     Total stockholders' equity (deficit)                                                  92,883,002         (31,773,756)
                                                                                         ------------        ------------
     Total liabilities and stockholders' equity                                          $223,967,498        $123,320,861
                                                                                         ============        ============





   Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                       1996             1995              1996              1995
                                                   ----------------------------      ------------------------------
 Operating revenue:
 Resident fees                                     $10,362,386      $ 8,679,234       $19,458,479       $17,075,543
 Management services income                            899,598          714,120         1,541,500         1,211,692
                                                   -----------      -----------       -----------       -----------
                                                    11,261,984        9,393,354        20,999,979        18,287,235

 Operating expenses:
   Facility operating expenses                       6,543,249        4,922,238        12,607,649        10,268,363
   Facility development and  pre-opening
     expenses                                          465,761          229,706           649,661           433,326
   General and administrative                        2,292,440        1,397,290         4,413,204         2,718,929
   Depreciation and amortization                       992,799          718,970         1,803,481         1,479,259
                                                   -----------      -----------       -----------       -----------
                                                    10,294,249        7,268,204        19,473,995        14,899,877

 Income from operations                                967,735        2,125,150         1,525,984         3,387,358

 Other income (expense):
   Interest income                                     423,024          275,614           700,258           605,935
   Interest expense:
     GECC mortgage interest                         (2,467,930)      (2,505,750)       (4,807,319)       (4,970,796)
     Other debt                                       (329,355)        (288,948)         (614,740)         (557,445)
                                                   -----------      -----------       -----------       -----------
       Total interest expense                       (2,797,285)      (2,794,698)       (5,422,059)       (5,528,241)

     Total other expenses                           (2,374,261)      (2,519,084)       (4,721,801)       (4,922,306)

 Equity in (losses) earnings on investments
   in unconsolidated partnerships                      (22,704)          21,649             6,675            48,135
 Minority interest                                      31,118          (24,619)           82,704           (18,587)
 Unusual charge (Note 6)                              (981,300)               -          (981,300)                -
                                                   -----------      -----------       -----------       -----------
 Net loss                                          $(2,379,412)     $  (396,904)      $(4,087,738)      $(1,505,400)
                                                   ===========      ===========       ===========       ===========
 Net loss per share data (Note 7):
 ---------------------------------
 Net loss per common and common equivalent
   shares                                          $     (0.33)                       $     (0.69)
                                                   ===========                        ===========
 Weighted average number of common and common
   equivalent shares outstanding                     8,725,356                          7,625,366
                                                   ===========                        ===========
 Pro forma net loss per share data (Note 7):
 -------------------------------------------

 Net loss per common and common equivalent
   shares                                          $     (0.24)                       $     (0.45)
                                                   ===========                        ===========
 Weighted average number of common and common
   equivalent shares outstanding                    10,701,064                          9,885,510
                                                   ===========                        ===========



                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                            1996             1995
                                                                                       -----------------------------
 OPERATING ACTIVITIES:
   Net loss                                                                              $(4,087,738)    $(1,505,400)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Equity in earnings on investment in unconsolidated partnerships
     Minority interests                                                                      (82,704)         18,587
     Provision for bad debts                                                                 266,802          64,043
     Depreciation and amortization                                                         1,803,481       1,479,259
     Amortization of discount on long-term debt                                              416,900         228,500
     Changes in operating assets and liabilities:
       (Increase) decrease:
         Accounts receivable                                                                (519,814)     (1,410,616)
         Prepaid and other current assets                                                    602,023         217,886
         Other assets                                                                       (225,776)         95,533
     Increase (decrease):
         Accounts payable and accrued expenses                                               660,690       1,541,425
         Deferred revenue                                                                     67,534         204,547
         Other liabilities                                                                   946,762          42,748
                                                                                         -----------     -----------
   Net cash (used in) provided by operating activities                                      (158,515)        928,378

 INVESTING ACTIVITIES:
   Increase in restricted cash and cash equivalents                                          (73,072)       (471,997)
   Acquisition of interests in facilities                                                    (18,700)              -
   Purchases of property and equipment                                                   (33,941,627)     (2,655,832)
   Disposition of property and equipment                                                           -          22,889
   Purchases of investments                                                              (50,270,381)     (5,214,093)
   Distributions from investment in unconsolidated                                       -----------     -----------
     partnerships                                                                            150,224          83,983

 Net cash used in investing activities
                                                                                         (84,153,556)     (8,235,050)

 FINANCING ACTIVITIES:
   Dividends paid                                                                           (347,500)              -
   Net proceeds from initial public offering of common stock                             104,339,950               -
   Organization costs paid                                                                  (112,993)              -
   Financing costs paid                                                                     (780,258)       (162,750)
   Net proceeds from sale of Series A convertible preferred stock stock                            -      20,165,593
   Net proceeds from sale of Series B exchangeable preferred stock                        10,000,000               -
   Redemption of Series B exchangeable preferred stock                                   (10,000,000)              -
   Net proceeds from exercised options                                                        99,036               -
   Contributions from partners                                                                     -           5,100
   Distributions to partners                                                                (390,486)     (9,645,461)
   Additional net investments of minority interests                                          (40,582)        (10,294)
   Additional borrowings under long-term debt                                             14,916,267       1,333,483
   Repayment of long-term debt                                                           (16,796,891)       (102,764)
   Repayment of related party note payable                                                  (114,300)       (141,750)
                                                                                        ------------     -----------
 Net cash provided by financing activities                                               100,772,243      11,441,157
                                                                                        ------------     -----------
 Net increase in cash and cash equivalents                                                16,460,172       4,134,485
 Cash and cash equivalents at beginning of period                                          6,252,449       8,088,655
                                                                                        ------------     -----------
 Cash and cash equivalents at end of period                                             $ 22,712,621     $12,223,140
                                                                                        ============     ===========

                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 1996 and 1995 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's Form S-1 (No. 333-2582). Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

2.  LONG-TERM DEBT

    Long-term debt was $119,090,850 at June 30, 1996 compared to $120,554,572 at December 31, 1995. In June 1996, pursuant to a Loan Modification Agreement relating to a $95.0 million principal amount term loan (the "GECC Mortgage") in place with General Electric Capital Corporation ("GECC"), the Company paid GECC $8,633,000 as payment in full of GECC's 25% participating interest in cash flow and appreciation in the value of certain properties. In addition, the Company prepaid $8,000,000 of its variable rate debt. The interest rate applicable to the remaining $22,000,000 balance of the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75%.

    The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for an $80,000,000 line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities of a wholly-owned subsidiary of the Company. As of June 30, 1996, the Company had closed $38,000,000 of the total commitment. The Company guaranteed the repayment of all amounts outstanding under this line of credit. The line of credit is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.9%. As part of this line, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19,000,000 under this line of credit, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. The Company also has a $13,000,000 unsecured credit facility to be used for development and acquisitions and working capital needs. The credit facility is for a term of five years. Advances under the facility bear interest at a rate per annum, fluctuating daily, equal to the greater of (i) the lender's prime leading rate and (ii) the Federal funds rate plus one-half of one percent. There were no amounts outstanding under either credit facility at June 30, 1996.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


3.  SHORT-TERM SECURITIES

    At June 30, 1996, short-term securities consisted of high-quality commercial paper with maturities not greater than 180 days. These securities are classified as available-for-sale in accordance with SFAS 115. The carrying amount of these investments approximates their market value at June 30, 1996.

4.  REDEEMABLE PREFERRED STOCK

    On June 5, 1996, all of the 2,444,444 outstanding shares of Series A Convertible Preferred Stock of the Company were converted into an equal number of shares of Common Stock. Preferred return of $2,794,000 through the conversion date was forfeited upon conversion. In addition, the Company redeemed all of its 1,000,000 shares of Series B Exchangeable Preferred Stock on June 5, 1996 at a redemption price of $10 per share plus accrued dividends of $165,000.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

    On June 5, 1996, the Company successfully completed an initial public offering (the "Offering") of its Common Stock. A total of 5,700,000 shares, representing 40% of the Company's outstanding Common Stock at June 30, 1996, were sold by the Company in the Offering at a price of $20 per share, for gross proceeds of $114,000,000. The net proceeds to the Company from the Offering, after deducting underwriting discount and offering expenses, were approximately $104,340,000.

    On May 28, 1996, the Company purchased the remaining 30% interest held by a director in one of the Company's facilities in exchange for 52,500 shares of Common Stock. The purchase price of $945,000 was determined based on a valuation of the facility prepared by the Company based primarily upon a capitalization of net operating income from the facility.

6.  UNUSUAL CHARGE

    To avoid a possible change in the Company's ability to continue to manage two facilities resulting from the reduction in the ownership interest in the Company of Paul J. Klaassen, the Company's Chairman of the Board, President, Chief Executive Officer and co-founder, and Teresa M. Klaassen, the Company's Executive Vice President and co-founder (collectively, the "Founders") following the Offering, the Company made a $1,000,000 cash payment to the third-party limited partner in these two facilities. The payment was made in exchange for the transfer to the Company by the third-party of additional 1% partnership interests in each facility with a total book value of $18,700 and the elimination of any requirement for the Founders to maintain a specified ownership interest in the Company.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


7.  NET LOSS PER SHARE

    The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the Offering have been included in the computation of net loss per share as if they were outstanding for all periods presented prior to the Offering (using the treasury method assuming repurchase of common stock at the estimated Offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's Offering, options under the treasury stock method are included to the extent they are dilutive. Weighted average shares used to calculate the pro forma net loss per share differs from the weighted average on a historical basis due primarily to the inclusion of the shares of Common Stock resulting from the assumed conversion at the beginning of the applicable period of the Series A Convertible Preferred Stock.

8.  OFFICE LEASE COMMITMENT

    On July 8, 1996, the Company entered into an agreement to renew its corporate office lease. The lease has a term of five years with an option to terminate after twelve months from October 1, 1996, the lease commencement date. The initial annual lease payments amount to $252,412. The base rent is subject to annual increases based on the Consumer Price Index from a minimum of 2% to a maximum cap of 3% per year. The Company is also responsible for its proportionate share of annual increases in operating expenses and property taxes.

9.  SUBSEQUENT EVENTS

    The Company received commitments to close two additional $10,000,000 portions, one on July 11, 1996 and one on July 24, 1996, of the $80,000,000 line of credit commitment from a financial institution (see Note 2 above). The credit facility is for construction and interim loans to finance the development of up to 10 assisted living facilities. The Company guaranteed the repayment of all amounts outstanding under this line of credit. The line of credit is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the borrower. Advances under the facility bear interest at rates ranging from LIBOR plus 1.7% to LIBOR plus 2.9%.

    On July 17, 1996, the Company received a $7,400,000 construction loan commitment to finance the construction of an assisted living facility. The loan will be for a term of five years at interest rates ranging from 2.25% to 2.75% in excess of the 30-day LIBOR.

    On July 31, 1996, the Company entered into a purchase agreement subject to certain conditions, including satisfactory completion by the Company of financial, accounting, regulatory and property due diligence over the next 60 days (the "Study Period"), to acquire five facilities located in the southeast United States for $34.0 million in cash. Assuming the Company elects to proceed with the transaction following the completion of its due diligence review, the closing of the transaction would take place on the earlier to occur of (i) 30 days after expiration of the Study Period or (ii) October 31, 1996, or such earlier date as specified by the Company. Under certain circumstances, the Company may extend the closing date until December 3, 1996. In the event the Company elects to proceed with the transaction, the Company would intend to finance approximately $25.0 million of the purchase price through loans from one or more third party lenders. The five facilities consist of 510 total units providing primarily independent and assisted living services. Based on preliminary information furnished by the seller to the Company, four of the five facilities are operating in excess of 95 percent of their occupancy capacity with the fifth in its initial lease-up phase providing combined net resident revenue of approximately $5.0 million for the first six months of 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

    Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others, development and construction risks, acquisitions risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions.

OVERVIEW

    The Company reported a net loss of $2.4 million, or $0.33 per share, on revenue of $11.3 million for the three months ended June 30, 1996, including an unusual charge of $1.0 million, compared to a net loss of $0.4 million on revenue of $9.4 million for the three months ended June 30, 1995. Without the one-time unusual charge, the Company's net loss for the quarter ended June 30, 1996 would have been $1.4 million. During the 1996 reporting period, the Company completed an initial public offering ("the Offering") which provided net proceeds of $104.3 million. The Company had a net loss of $4.1 million, or $0.69 per share, on revenue of $21.0 million for the six months ended June 30, 1996, including the $1.0 million unusual charge, compared to a net loss of $1.5 million on revenue of $18.3 million for the six months ended June 30, 1995. Without the one-time unusual charge, the Company's net loss for the six months ended June 30, 1996 would have been $3.1 million.

    The Company presently operates 30 assisted living facilities in nine states with a capacity of approximately 2,500 residents, including 23 facilities owned by the Company or in which it has ownership interests and seven facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party. The 1996 operations include two additional facilities, a Sunrise Model facility in Raleigh, which opened in February 1996, and the Chanate Lodge, which was acquired in February 1996. On May 28, 1996, the Company purchased the remaining 30% interest held by a director in one of the Company's facilities in exchange for 52,500 shares of Common Stock. The purchase price of $945,000 was determined based on a valuation of the facility prepared by the Company based primarily upon a capitalization of net operating income from the facility. During the next three years, the Company plans to develop at least 40 of its model facilities in major metropolitan and suburban markets throughout the United States. To date, 12 Sunrise Model facilities are under construction. An additional facility to be leased by the Company is also under construction. The Company anticipates that it will use a combination of net proceeds of the Offering, existing construction lines of credit, equity and debt financing and cash generated from operations to fund this development activity. During the next three years, the Company also plans to acquire up to 15 additional assisted living facilities or other properties that can be repositioned as Sunrise assisted living facilities.

    Operating results for the three months ended June 30, 1996, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of facilities using the remaining proceeds of the public offering and new credit facilities.

UNUSUAL CHARGE TO EARNINGS

    In order to avoid a possible change in the Company's ability to continue to manage the Annapolis and Pikesville facilities resulting from the reduction in the Founder's ownership interest in the Company following completion of the Offering, the Company made a $1.0 million cash payment to the third-party limited partner in these two facilities in exchange for the transfer to the Company by the third party of additional 1% partnership interests in each facility with a total book value of $18,700 and the elimination of any requirement for the Founders to maintain a specified ownership interest in the Company. This was reflected as an unusual charge for the quarter ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

    Operating Revenues. Operating revenue for the three months ended June 30, 1996 increased 19.9% to $11.3 million from $9.4 million for the three months ended June 30, 1995 due primarily to the growth in resident fees. Resident fees (including community fees and fees for Basic Care (assistance with activities of daily living and other personalized support services), Extended Care (additional specialized care and services to residents with low acuity medical needs), Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia) and other services) for the three months ended June 30, 1996 increased 19.4% to $10.4 million from $8.7 million in the three months ended June 30, 1996. This increase was due primarily to inclusion of the Raleigh and Chanate Lodge facilities ($1.2 million), an increase in the average daily resident fee ($0.4 million), and an increase in average resident occupancy. Resident occupancy increased from 91.0% in the three months ended June 30, 1995 to 93.6% in the three months ended June 30, 1996 for owned facilities operated by the Company for at least 12 months, excluding facilities with temporary vacancies due to renovations or resident relocations ("Same Facilities"). Resident occupancy, including vacancies attributable to renovations at two facilities in order to meet requirements for accepting non-ambulatory residents and the relocation of non-ambulatory residents at a third facility, was 91.4% in the three months ended June 30, 1996 compared to 88.9% in the three months ended June 30, 1995.

    The average daily resident fee (excluding community fees) for Same Facilities increased to $84 in the three months ended June 30, 1996 from $81 in the three months ended June 30, 1995 primarily due to an increase in the Basic Care rate and an increase in the number of residents receiving Extended Care and Alzheimer's Care services.

    Management services income in the three months ended June 30, 1996 increased by $0.2 million, or 26.0%, to $0.9 million due primarily to an increase in one-time consulting fees. In July 1996, the Company was advised by the Maryland housing agency that owns the three Kensington facilities managed by the Company that another bidder had been selected to take over the management of the facilities when the Company's existing management contract
expires in September 1996.   Gross management services income before expenses
for the three facilities was $75,000 for the three month ended June 30, 1996.

    Operating Expenses. Operating expenses for the three months ended June 30, 1996 increased by 41.6% to $10.3 million from $7.3 million for the three months ended June 30, 1995. The increase in operating expenses for the quarter ended June 30, 1996 was attributable primarily to the growth in facility operating and general and administrative expenses, including the addition of the two new facilities.

    Facility operating expenses for the three months ended June 30, 1996 increased 32.9% to $6.5 million from $4.9 million in the three months ended June 30, 1995. As a percentage of operating revenue, facility operating expenses in the three months ended June 30, 1996 increased to 58.1% from 52.4% in the three months ended June 30, 1995. The new Raleigh and Chanate Lodge facilities contributed $0.5 million and $0.4 million of the increase, respectively. Salary and benefit increases for existing staff, increased facility based staffing required to handle the increased number of residents receiving Extended Care or Alzheimer's Care and training of facility-based personnel constituted $0.4 million of the increase. The balance of $0.3 million is comprised of other general expenses.

         Facility development and pre-opening expenses for the quarter ended June 30, 1996 increased $0.3 million to $0.5 million from $0.2 million for the quarter ended June 30, 1995. This increase was primarily due to increased labor costs resulting from increased development activity.

         General and administrative expenses in the three months ended June 30, 1996 increased 64.1% to $2.3 million from $1.4 million in the three months ended June 30, 1995. As a percentage of operating revenue, general and administrative expenses in the three months ended June 30, 1996 increased to 20.4% from 14.9% in the three months ended June 30, 1995. Of the $0.9 million increase in general and administrative expenses in the three months ended June 30, 1996, $0.4 million was related to labor costs which included $0.1 million for salary increases of existing headquarters and regional office management staff and $0.3 million attributable to hiring additional staff. The remaining $0.5 million is attributable to a combination of accounting, marketing, consulting, public relations, legal, telephone, travel and other corporate expenses.

         Depreciation and amortization in the three months ended June 30, 1996 compared to the three months ended in June 30, 1995 increased $0.3 million, or 38.1%, to $1.0 million primarily due to the new Raleigh and Chanate Lodge facilities and amortization of capitalized pre-opening costs over twelve months.

         Other income (expense). Interest income increased 53.5% to $0.4 million for June 30, 1996 compared to $0.3 million for the three months ended June 30, 1995. This increase primarily was due to the investment of funds received from the Offering. Interest expense remained relatively constant in the three months ended June 30, 1996 compared to the three months ended June 30, 1995, reflecting interest expense on additional borrowings which offset the reduction of interest expense due to the elimination of the 25% GECC Mortgage participation interest, prepayment of a portion of the variable rate debt, and reduction of the interest rate on the floating rate portion of the GECC Mortgage in June 1996.

         Net loss. The Company incurred a net loss of $2.4 million for the three months ended June 30, 1996, including the one-time unusual charge of $1.0 million, compared to a net loss of $0.4 for the three months ended June 30, 1995. The increased loss was primarily attributable to a $3.0 million increase in operating expenses and the $1.0 million unusual charge described above offset, in part, by a $1.9 million increase in operating revenue. The Company did not recognize any income tax expense in the three months ended June 30, 1996 because of such net loss.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         Operating Revenue. Operating revenue for the six months ended June 30, 1996 increased 14.8% to $21.0 million from $18.3 million in the six months ended June 30, 1995 due primarily to the growth in resident fees. Resident fees (including community fees and fees for Basic Care, Extended Care, Alzheimer's Care and other services) for the six months ended June 30, 1996 increased 14.0% to $19.5 million from $17.1 million in the six months ended June 30, 1995. This increase was due primarily to the inclusion of the Raleigh and Chanate Lodge facilities ($1.5 million) and an increase in the average daily resident fee ($0.8 million). Resident occupancy was 92.5% for the six months ended June 30, 1996 excluding vacancies attributable to renovating two facilities in order to meet requirements for accepting non-ambulatory residents and relocating non-ambulatory residents at a third facility, compared to 91.8% for the six months ended June 30,

1995. Resident occupancy remained virtually unchanged at 90.0% for the six months ended June 30, 1996 compared to 90.1% for the six months ended June 30, 1995.

         The average daily resident fee (excluding community fees) for Same Facilities increased to $83 in the six months ended June 30, 1996 from $79 in the six months ended June 30, 1995 primarily due to an increase in the Basic Care rate and an increase in the number of residents receiving Extended Care and Alzheimer's Care services.

         Management services income for the six months ended June 30, 1996 increased by $0.3 million, or 27.2%, to $1.5 million from $1.2 million in the six months ended June 30, 1995 due to an increase in management fees ($0.2 million) and one-time consulting fees ($0.1 million).

         Operating Expenses. Operating expenses for the six months ended June 30, 1996 increased 30.7% to $19.5 million from $14.9 million in the six months ended June 30, 1995. The increase in operating expenses in the six months ended June 30, 1996 is attributable primarily to growth in facility operating and general and administrative expenses.

         Facility operating expenses for the six months ended June 30, 1996 increased 22.8% to $12.6 million from $10.3 million in the six months ended June 30, 1995. As a percentage of operating revenue, facility operating expenses in the six months ended June 30, 1996 increased to 60.0% from 56.2% in the six months ended June 30, 1995. Of the $2.3 million increase in facility operating expenses in the six months ended June 30, 1996, $1.1 million is attributable to Raleigh and the Chanate Lodge. Increased staffing, benefits, salaries and training at existing facilities accounted for $0.7 million. The balance of the increase, $0.5 million, was comprised of an increase in other general expenses.

         Facility development and pre-opening expenses for the six months ended June 30, 1996 increased $0.2 million to $0.6 million from $0.4 million in the six months ended June 30, 1995. This increase was primarily due to increased labor costs resulting from increased development efforts.

         General and administrative expenses in the six months ended June 30, 1996 increased 62.3% to $4.4 million from $2.7 million in the six months ended June 30, 1995. As a percentage of operating revenue, general and administrative expenses in the six months ended June 30, 1996 increased to 21.0% from 14.9% in the six months ended June 30, 1995. Of the $1.7 million increase in general and administrative expenses in the six months ended June 30, 1996, approximately 55.7% was related to labor costs including a $0.7 million increase in salary and benefits expenses relating to the hiring of additional headquarters and regional office management staff in anticipation of the Company's growth plans, and $0.2 million related to salary increases and benefits for existing staff. The remaining $0.8 million increase is attributable to accounting, marketing, consulting, public relations, telephone, and other general expenses.

         Depreciation and amortization in the six months ended June 30, 1996 increased 21.9% to $1.8 million from $1.5 million in the six months ended June 30, 1995 primarily due to the opening of the Raleigh facility and acquisition of the Chanate Lodge facility and amortization of capitalized pre-opening costs over twelve months.

         Other income (expense). Interest income for the six months ended June 30, 1996 increased 15.6% to $0.7 million from $0.6 million in the six months ended June 30, 1995 primarily due to interest earned on $5.0 million of revenue bonds purchased in March 1995 (the Company has an option to purchase the facility subject to the revenue bonds, at any time, for fair market value).

Interest expense for the six months ended June 30, 1996 decreased 1.9% to $5.4 million from $5.5 in the six months ended June 30, 1995 as a result of a decrease in GECC Mortgage interest. In June 1996, the Company paid approximately $8.6 million to GECC as payment in full of all participation interest due and payable pursuant to the GECC Mortgage. In addition, the Company paid GECC $8.0 million to be applied to prepay a portion of the variable rate indebtedness. GECC reduced the interest rate applicable to the outstanding portion of variable rate indebtedness from LIBOR plus 5.75% to LIBOR plus 3.75%.

         Net loss. The Company incurred a net loss of $4.1 million for the six months ended June 30, 1996, including the $1.0 million unusual charge, compared to a net loss of $1.5 million in the six months ended June 30, 1995. The net loss for the six months ended June 30, 1996 resulted primarily from a $4.6 million increase in operating expenses and the $1.0 million unusual charge described above offset, in part, by a $2.7 million increase in operating revenue. The Company did not recognize any income tax expense in the six months ended June 30, 1996 because of such net loss.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had approximately $22.7 million in cash and cash equivalents, $66.4 million in net working capital, including $50.0 million in high quality short-term investments (A1/P1 rated) with maturities no more than 180 days, and $61.0 million of unused lines of credit.

         On June 5, 1996, the Company completed its initial public offering. The net proceeds to the Company from the Offering, after deducting underwriting discount and offering expenses, were approximately $104.3 million. As of June 30, 1996, uses of the net proceeds included $16.6 million in partial payment of the Company's long-term debt and $10.2 million to redeem shares of Series B Exchangeable Preferred Stock. The Company expects to use the balance of the net proceeds to fund continued development of up to 40 new Sunrise model facilities and planned acquisitions over the next three years, as well as for working capital and general corporate purposes. The estimated cost to complete and lease up 40 new Sunrise model facilities targeted for completion over the next three years is between $300 million and $400 million, which substantially exceeds the net proceeds of the Offering and existing financing commitments. The Company is evaluating additional financing alternatives. To date, the Company has obtained zoning approval for 18 new sites, including 13 facilities currently under construction, has entered into purchase contracts for 21 additional sites, and is currently negotiating purchase terms for the additional identified sites.

         Working capital increased to $66.4 million at June 30, 1996, compared to $2.1 million as of December 31, 1995, primarily from the net proceeds received from the Offering.

         Net cash used in operating activities for the six months ended June 30, 1996 was approximately $0.2 million, including a $1.0 million payment to a third-party limited partner which was charged to earnings. Without the $1.0 million payment, operating activities would have provided $0.8 million. Net cash provided by operations was $0.9 million for the six months ended June 30, 1995. The Company's unrestricted cash balances were $22.7 million and $6.3 million at June 30, 1996 and December 31, 1995, respectively.

         For the six months ended June 30, 1996 and 1995, the Company used cash in investing activities of $84.2 million and $8.2 million, respectively. Investing activities during 1996 included the purchase of $50.3 million in investments and $33.9 million for construction of assisted living facilities.

         Net cash provided by financing activities was $100.8 million and $11.4 million for the six months ended June 30, 1996 and 1995, respectively. Cash was provided by the Offering, described above, as well as $14.9 million provided by additional borrowings. In June 1996, the Company paid GECC $8.6 million as payment in full of GECC's 25% participating interest in cash flow and appreciation in the value of certain properties. In addition, the Company prepaid $8.0 million of its variable rate debt, paid $0.3 million in dividends to holders of Series B Exchangeable Preferred Stock, and $0.8 million in various financing costs. All shares of Series B Exchangeable Preferred Stock have been redeemed.

         The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for an $80.0 million line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities by a wholly-owned subsidiary of the Company. To date, of this total line of credit, the Company has closed $38.0 million and is in the process of closing all additional $20 million. The Company guaranteed the repayment of all amounts outstanding under this line of credit. The line of credit is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.9%. As part of this line, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19,000,000 under this line of credit, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. Construction of all 10 facilities to be financed by the lines of credit must be commenced within 18 months of the closing of the line of credit. There were no borrowings on these lines of credit at June 30, 1996.

         The Company's financing documents contain financial covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) require that the Founders maintain ownership of at least 25% of the Common Stock and that one of them serve as Chairman of the Board and President of the Company, (iii) limit, among other things, the ability of certain subsidiaries of the Company to borrow additional funds, and the ability of the Company to dispose of assets and engage in mergers or other business combinations, and (iv) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

         On July 31, 1996, the Company entered into a purchase agreement subject to certain conditions, including satisfactory completion by the Company of financial, accounting, regulatory and property due diligence over the next 60 days (the "Study Period"), to acquire five facilities located in the southeast United States for $34.0 million in cash. Assuming the Company elects to proceed with the transaction following the completion of its due diligence review, the closing of the transaction would take place on the earlier to occur of (i) 30 days after expiration of the Study Period or (ii) October 31, 1996, or such earlier date as specified by the Company. Under certain circumstances, the Company may extend the closing date until December 3, 1996. In the event the Company elects to proceed with the transaction, the Company would intend to finance approximately $25.0 million of the purchase price through loans from one or more third party lenders. The five facilities consist of 510 total units providing primarily independent and assisted living services. Based on preliminary information furnished by the seller to the Company, four of the five facilities are operating in excess of 95 percent of their occupancy capacity with the fifth in its initial lease-up phase providing combined net resident revenue of approximately $5.0 million for the first six months of 1996.

         At June 30, 1996 the Company had stockholders' equity of $92.9 million compared to a stockholders' deficit of $31.8 at December 31, 1995. The change resulted primarily from (i) adding the receipt of net proceeds from the Offering of $104.3 million, conversion of Series A Convertible Preferred Stock to an equal number of common shares for $24.0 million, $0.1 million from other common shares issued including the exercise of stock options granted, and $0.1 million from the issuance of common stock warrants, and (ii) subtracting $0.7 million relating to dividends and other distributions paid and a net loss for the six months ended June 30, 1996 of $4.1 million.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On July 31, 1996, the Company entered into a purchase agreement subject to certain conditions, including satisfactory completion by the Company of financial, accounting, regulatory and property due diligence over the next 60 days (the "Study Period"), to acquire five facilities located in the southeast United States for $34.0 million in cash. Assuming the Company elects to proceed with the transactions following the completion of its due diligence review, the closing of the transaction would take place on the earlier to occur of (i) 30 days after expiration of the Study Period or (ii) October 31, 1996, or such earlier date as specified by the Company. Under certain circumstances, the Company may extend the closing date until December 3, 1996. In the event the Company elects to proceed with the transaction, the Company would intend to finance approximately $25.0 million of the purchase price through loans from one or more third-party lenders. The five facilities consist of 510 total units providing primarily independent and assisted living services. Based on preliminary information furnished by the seller to the Company, four of the five facilities are operating in excess of 95 percent of their occupancy capacity with the fifth in its initial lease-up phase providing combined net resident revenue of approximately $5.0 million for the first six months of 1996. Because the transaction is subject to a due diligence review by the Company, there is not assurance that the transaction will be consummated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            Exhibit No.                                    Exhibit Name
            -----------                                    ------------

                 11.1                                       Computation of Net Loss Per Share

                 27.1                                       Financial Data Schedule, which is submitted electronically to the
                                                            Securities and Exchange Commission for information only and not filed.

(b)              REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SUNRISE ASSISTED LIVING, INC.
                                              (Registrant)





          Date: August 8, 1996                /S/ David W. Faeder
                --------------                ----------------------------
                                              David W. Faeder
                                              Executive Vice President and Chief
                                              Financial Officer





          Date: August 8, 1996                /S/ Larry E. Hulse
                --------------                ----------------------------
                                              Larry E. Hulse
                                              Controller and Chief Accounting
                                              Officer

                               INDEX OF EXHIBITS



Exhibit No.                                Exhibit Name                               Page
- -----------                                ------------                               ----
11.1                                  Computation of Net Loss Per Share                19