Form 10-Q
period 1996-09-30
SUNRISE ASSISTED LIVING INC
filed 1996-11-12
CIK 1011064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996
       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       TO

                        COMMISSION FILE NUMBER: 0-20765
                                                -------

                          ---------------------------

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

                                Yes  X   No
                                    ----    ----

As of November 6, 1996, there were 18,464,775 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets at September 30, 1996 and December 31, 1995.....    2
           Consolidated Statements of Operations for the three and nine months ended
             September 30, 1996 and 1995...............................................    3
           Consolidated Statements of Cash Flows for the nine months ended September
             30, 1996 and 1995.........................................................    4
           Notes to Consolidated Financial Statements..................................    5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................    8
PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................................   14
           Signatures..................................................................   15

PART I -- FINANCIAL INFORMATION

                         SUNRISE ASSISTED LIVING, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1996             1995
                                                                    -------------    ------------
                                                                     (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents......................................   $  26,526,891    $  6,252,449
  Accounts receivable, less allowance of $604,000 and $235,000...       2,399,199       1,319,429
  Short-term securities..........................................      32,599,397              --
  Prepaid and other current assets...............................       2,518,499       2,328,571
                                                                    -------------    ------------
          Total current assets...................................      64,043,986       9,900,449
Property and equipment, net......................................     155,528,578     104,317,117
Investment.......................................................       5,669,857       5,375,404
Restricted cash and cash equivalents.............................       1,355,225       1,260,470
Other assets.....................................................       4,205,163       2,467,421
                                                                    -------------    ------------
          Total assets...........................................   $ 230,802,809    $123,320,861
                                                                    =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................   $   6,876,252    $  6,547,122
  Deferred revenue...............................................         950,067         903,711
  Other current liabilities......................................          11,391         130,669
  Current portion of long-term debt..............................         530,450         268,576
                                                                    -------------    ------------
          Total current liabilities..............................       8,368,160       7,850,078
Notes payable to affiliated entities.............................       1,620,838       1,735,138
Interests in unconsolidated partnerships.........................         821,449         620,014
Long-term debt, less current portion.............................     127,302,079     120,285,996
                                                                    -------------    ------------
          Total liabilities......................................     138,112,526     130,491,226
Minority interests...............................................         299,309         639,895
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
  Series A convertible preferred stock, convertible and
     redeemable;
     $9 stated value and liquidation value of $9; plus 9%
     preferred return; 2,444,444 shares issued and outstanding in
     1995........................................................              --      23,963,496
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 60,000,000 shares authorized,
     14,255,753 and 6,019,475 shares issued and outstanding in
     1996 and 1995...............................................         142,558          60,195
  Contributed capital (deficiency)...............................     107,700,456     (19,733,287)
  Accumulated deficit............................................     (15,452,040)    (12,100,664)
                                                                    -------------    ------------
          Total stockholders' equity (deficit)...................      92,390,974     (31,773,756)
                                                                    -------------    ------------
          Total liabilities and stockholders' equity.............   $ 230,802,809    $123,320,861
                                                                    =============    ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1996           1995           1996           1995
                                             -----------    -----------    -----------    -----------
Operating revenue:
  Resident fees...........................   $10,855,583    $ 8,844,507    $30,314,062    $25,920,050
  Management services income..............       711,095        640,728      2,252,595      1,852,420
                                             -----------    -----------    -----------    -----------
                                              11,566,678      9,485,235     32,566,657     27,772,470
Operating expenses:
  Facility operating expenses.............     6,858,235      5,116,579     19,465,884     15,384,942
  Facility development and pre-opening
     expenses.............................       688,449        283,577      1,338,110        716,903
  General and administrative..............     2,548,780      1,636,872      6,961,984      4,355,801
  Depreciation and amortization...........     1,063,270        746,609      2,866,751      2,225,868
                                             -----------    -----------    -----------    -----------
                                              11,158,734      7,783,637     30,632,729     22,683,514
Income from operations....................       407,944      1,701,598      1,933,928      5,088,956
Other income (expense):
  Interest income.........................     1,189,024        342,374      1,889,282        948,309
  Interest expense:
     GECC mortgage........................    (2,019,407)    (2,511,867)    (6,826,726)    (7,482,663)
     Other debt...........................       (95,591)      (288,389)      (710,331)      (845,834)
                                             -----------    -----------    -----------    -----------
          Total interest expense..........    (2,114,998)    (2,800,256)    (7,537,057)    (8,328,497)
  Total other expenses....................      (925,974)    (2,457,882)    (5,647,775)    (7,380,188)
Equity in (losses) earnings on investments
  in unconsolidated partnerships..........       (44,040)        (9,677)       (37,365)        38,458
Minority interest.........................        72,148        (17,605)       154,852        (36,192)
Unusual charge (Note 6)...................            --             --       (981,300)            --
                                             -----------    -----------    -----------    -----------
Net loss..................................   $  (489,922)   $  (783,566)   $(4,577,660)   $(2,288,966)
                                             ===========    ===========    ===========    ===========
NET LOSS PER SHARE DATA (NOTE 7):
Net loss per common and common equivalent
  shares..................................   $     (0.03)                  $     (0.59)
                                             ===========                   ===========
Weighted average number of common and
  common equivalent shares outstanding....    14,251,413                     9,850,170
                                             ===========                   ===========
PRO FORMA NET LOSS PER SHARE DATA (NOTE
  7):
Net loss per common and common equivalent
  shares..................................                                 $     (0.44)
                                                                           ===========
Weighted average number of common and
  common equivalent shares outstanding....                                  11,241,897
                                                                           ===========

                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ----------------------------
                                                                        1996            1995
                                                                    ------------    ------------
OPERATING ACTIVITIES:
  Net loss.......................................................   $ (4,577,660)   $ (2,288,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses (earnings) on investment in unconsolidated
  partnerships...................................................         37,365         (38,458)
Minority interests...............................................       (154,852)         36,192
Provision for bad debts..........................................        368,750         101,462
Depreciation and amortization....................................      2,866,751       2,225,868
Amortization of discount on long-term debt.......................        521,600         342,750
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable..............................................     (1,448,520)     (2,178,657)
Prepaid and other current assets.................................      1,556,917         150,761
Other assets.....................................................       (490,739)         94,408
Increase (decrease):
Accounts payable and accrued expenses............................        329,130       2,269,561
Deferred revenue.................................................         46,356          64,343
Other liabilities................................................       (119,278)         41,922
                                                                    ------------    ------------
Net cash (used in) provided by operating activities..............     (1,064,180)        821,186
INVESTING ACTIVITIES:
  Increase in restricted cash and cash equivalents...............        (94,755)       (564,301)
  Acquisition of interests in facilities.........................        (18,700)             --
  Purchases of property and equipment............................    (52,852,904)     (6,009,474)
  Proceeds from disposition of property and equipment............             --          22,889
  Proceeds from maturities of investments........................     55,482,684              --
  Purchases of investments.......................................    (88,376,530)     (5,168,183)
  Distributions from investment in unconsolidated partnerships...        182,770         188,654
                                                                    ------------    ------------
Net cash used in investing activities............................    (85,677,435)    (11,530,415)
FINANCING ACTIVITIES:
  Dividends paid.................................................       (347,500)             --
  Net proceeds from initial public offering of common stock......    104,295,576              --
  Organization costs paid........................................       (122,542)             --
  Financing costs paid...........................................     (1,414,923)       (163,791)
  Net proceeds from sale of Series A convertible preferred
     stock.......................................................             --      20,165,593
  Net proceeds from sale of Series B exchangeable preferred
     stock.......................................................     10,000,000              --
  Redemption of Series B exchangeable preferred stock............    (10,000,000)             --
  Net proceeds from exercised options............................        141,304              --
  Contributions from partners....................................             --          10,100
  Distributions to partners......................................       (390,486)     (9,643,850)
  Additional net investments of minority interests...............        (40,582)        (30,294)
  Additional borrowings under long-term debt.....................     23,647,473       2,415,563
  Repayment of long-term debt....................................    (16,891,118)       (151,727)
  Advance to affiliate...........................................     (1,746,845)             --
  Repayment of related party note payable........................       (114,300)       (141,750)
                                                                    ------------    ------------
Net cash provided by financing activities........................    107,016,057      12,459,844
                                                                    ------------    ------------
Net increase in cash and cash equivalents........................     20,274,442       1,750,615
Cash and cash equivalents at beginning of period.................      6,252,449       8,088,655
                                                                    ------------    ------------
Cash and cash equivalents at end of period.......................   $ 26,526,891    $  9,839,270
                                                                    ============    ============

                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 1996 and 1995 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's Form S-1 (No. 333-13731). Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

2. LONG-TERM DEBT

     Long-term debt was $127,832,529 at September 30, 1996, excluding notes payable to affiliated entities, compared to $120,554,572 at December 31, 1995. In June 1996, pursuant to a Loan Modification Agreement relating to a $95.0 million principal amount term loan (the "GECC Mortgage") in place with General Electric Capital Corporation ("GECC"), the Company paid GECC $8,633,000 as payment in full of GECC's 25% participating interest in cash flow and appreciation in the value of certain properties. In addition, the Company prepaid $8,000,000 of its variable rate debt. The interest rate applicable to the remaining $22,000,000 balance of the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75%.

     The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for an $80,000,000 line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities of a wholly-owned subsidiary of the Company. As of September 30, 1996, the Company had closed $58,000,000 of the total commitment. The Company guaranteed the repayment of all amounts outstanding under this line of credit. The line of credit is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.9%. As part of this line, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19,000,000 under this line of credit, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. As of September 30, 1996 there were $1,435,755 of advances outstanding under this facility. The Company also has a $13,000,000 unsecured credit facility to be used for development and acquisitions and working capital needs. The credit facility is for a term of five years. Advances under the facility bear interest at a rate per annum, fluctuating daily, equal to one and one-half of one percent plus the greater of (i) the lender's prime leading rate and (ii) the Federal funds rate plus one-half of one percent. There were no amounts outstanding under the unsecured credit facility at September 30, 1996.

     On September 5, 1996, the Company obtained a $7,556,800 construction loan to finance the development of an assisted living facility. The loan will be for a term of five years at interest rates ranging from 2.95% in excess of 30-day LIBOR or 0.25% above the prime rate during construction and from 2.75% in excess of LIBOR or the prime rate following completion of construction.

     On September 20, 1996, the Company closed a $7,400,000 construction loan commitment to finance the construction of an assisted living facility. The loan will be for a term of five years at interest rates ranging from 2.25% to 2.75% in excess of the 30-day LIBOR.

                         SUNRISE ASSISTED LIVING, INC.

                                  (UNAUDITED)

3. SHORT-TERM SECURITIES

     At September 30, 1996, short-term securities consisted of high-quality commercial paper with maturities not greater than 180 days. These securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. The carrying amount of these investments approximates their market value at September 30, 1996.

4. REDEEMABLE PREFERRED STOCK

     On June 5, 1996, all of the 2,444,444 outstanding shares of Series A Convertible Preferred Stock of the Company were converted into an equal number of shares of Common Stock. Preferred return of $2,821,500 through the conversion date was forfeited upon conversion. In addition, the Company on June 5, 1996, redeemed all of the 1,000,000 issued and outstanding shares of Series B Exchangeable Preferred Stock at a redemption price of $10 per share plus accrued dividends of $165,000.

5. STOCKHOLDERS' EQUITY (DEFICIT)

     On May 28, 1996, the Company purchased an additional 30% interest held by a director in one of the Company's facilities in exchange for 52,500 shares of Common Stock. The purchase price of $945,000 was determined based on a valuation of the facility prepared by the Company based primarily upon a capitalization of net operating income from the facility.

     On June 5, 1996, the Company successfully completed an initial public offering (the "Initial Offering") of its Common Stock. A total of 5,700,000 shares were sold by the Company in the Initial Offering at a price of $20 per share, for gross proceeds of $114,000,000. The net proceeds to the Company from the Initial Offering, after deducting underwriting discount and offering expenses, were approximately $104,295,576.

6. UNUSUAL CHARGE

     To avoid a possible change in the Company's ability to continue to manage two facilities resulting from the reduction in the ownership interest in the Company of Paul J. Klaassen, the Company's Chairman of the Board, President, Chief Executive Officer and co-founder, and Teresa M. Klaassen, the Company's Executive Vice President and co-founder (collectively, the "Founders") following the Initial Offering, the Company made a $1,000,000 cash payment in June 1996 to the third-party limited partner in these two facilities. The payment was made in exchange for the transfer to the Company by the third-party of additional 1% partnership interests in each facility with a total book value of $18,700 and the elimination of any requirement for the Founders to maintain a specified ownership interest in the Company.

7. NET LOSS PER SHARE

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the Initial Offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the Initial Offering have been included in the computation of net loss per share as if they were outstanding for all periods presented prior to the Initial Offering (using the treasury method assuming repurchase of common stock at the estimated initial public offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's Initial Offering, options under the treasury stock method are included to the extent they are dilutive. Weighted average shares used to calculate the pro forma net loss per share differs from the weighted average on a historical basis due primarily to the inclusion of the shares of Common Stock resulting from the assumed conversion at the beginning of the applicable period of the Series A Convertible Preferred Stock.

                         SUNRISE ASSISTED LIVING, INC.

                                  (UNAUDITED)

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

9. SUBSEQUENT EVENTS

     On October 8, 1996, the Company completed its purchase of five facilities located in the southeast United States for $34,000,000 in cash. The Company intends to finance approximately $25,000,000 of the purchase price through loans from one or more third-party lenders at a future date. The five facilities consist of 498 total units providing primarily independent and assisted living services.

     On October 30, 1996, the Company successfully completed a second public offering (the "Second Offering") of its Common Stock. The Company sold a total of 4,000,000 shares, representing 28% of the Company's outstanding Common Stock at September 30, 1996, at a price of $24 per share, for gross proceeds of $96,000,000. The net proceeds to the Company from the Second Offering, after deducting underwriters discount and estimated offering expense, were approximately $90,600,000.

     The pro forma unaudited results of operation for the nine months ended September 30, 1996 and 1995, assuming consummation of the purchase as of January 1, are as follows:

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         ------------------
                                                                          1996       1995
                                                                         -------    -------
                                                                          (000'S OMITTED,
                                                                          EXCEPT PER SHARE
                                                                         DATA)
    Net operating revenue.............................................   $40,716    $35,167
    Net loss..........................................................   $(2,943)   $(1,131)
    Net loss per common and common equivalent share...................   $ (0.42)

     On October 3, 1996, a subsidiary of the Company received from GMAC Commercial Mortgage Corporation a commitment for a $51,000,000 revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR.

     On October 8, 1996, the Company entered into a purchase and sale agreement subject to certain conditions, including satisfactory completion by the Company of financial, accounting, regulatory and property due diligence over the next 60 days, to acquire two facilities located in Southern California for $30,800,000 in cash. The two California properties consist of a total of 258 total units providing assisted living (109 units) and independent living (149 units). Assuming the Company elects to proceed with the transaction following the completion of its due diligence review, the closing of the transaction would likely take place late in the first quarter of 1997. Given the contingent nature of the purchase and sale agreement, there can be no assurance that the acquisition will be consummated.

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

OVERVIEW

     The Company reported a net loss of $0.5 million, or $0.03 per share, on revenue of $11.6 million for the three months ended September 30, 1996, compared to a net loss of $0.8 million on revenue of $9.5 million for the three months ended September 30, 1995. During the 1996 reporting period, the Company completed an initial public offering ("the Initial Offering") which provided net proceeds of $104.3 million and, on October 30, 1996, completed a second public offering ("the Second Offering") which provided net proceeds of approximately $90.6 million. The Company had a net loss of $4.6 million, or $0.59 per share, on revenue of $32.6 million for the nine months ended September 30, 1996, including an unusual charge of $1.0 million, compared to a net loss of $2.3 million on revenue of $27.8 million for the nine months ended September 30, 1995. Without the one-time unusual charge, the Company's net loss for the nine months ended September 30, 1996 would have been $3.6 million. On October 8, 1996, the Company completed the purchase of five facilities located in the southeast United States for $34.0 million in cash. The Company intends to finance approximately $25.0 million of the purchase price through loans from one or more third-party lenders at a future date. Assuming consummation of the purchase as of January 1, 1996, the Company's net loss for the nine months ended September 30, 1996 would have been $2.9 million or $0.42 per share.

     The Company is a leading provider of assisted living services to the elderly. The Company currently operates 33 facilities in 11 states with a capacity of approximately 2,900 residents, including 29 facilities owned by the Company or in which it has ownership interests and four facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party. The 1996 operations include two additional facilities, a Sunrise model facility in Raleigh, which opened in February 1996, and the Chanate Lodge, which was acquired in February 1996. On May 28, 1996, the Company purchased an additional 30% interest held by a director in one of the Company's facilities in exchange for 52,500 shares of Common Stock. The purchase price of $945,000 was determined based on a valuation of the facility prepared by the Company based primarily upon a capitalization of net operating income from the facility. During the next three years, the Company plans to develop at least 55 (including one facility opened on October 28, 1996) of its model facilities in major metropolitan and suburban markets throughout the United States. To date, 17 Sunrise model facilities are under construction. The Company anticipates that it will use a combination of net proceeds of the Initial and Second Offerings, existing construction lines of credit, equity and debt financing and cash generated from operations to fund this development activity. During the next three years, the Company also plans to acquire up to 10 additional assisted living facilities or other properties that can be repositioned as Sunrise assisted living facilities.

UNUSUAL CHARGE TO EARNINGS

     In order to avoid a possible change in the Company's ability to continue to manage the Annapolis and Pikesville facilities resulting from the reduction in the Founder's ownership interest in the Company following completion of the Initial Offering, the Company made a $1.0 million cash payment to the third-party limited partner in these two facilities in exchange for the transfer to the Company by the third party of an additional 1% partnership interest in each facility with a total book value of $18,700 and the elimination of any requirement for the Founders to maintain a specified ownership interest in the Company. This was reflected as an unusual charge in the quarter ended June 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Operating Revenues. Operating revenue for the three months ended September 30, 1996 increased 21.9% to $11.6 million from $9.5 million for the three months ended September 30, 1995 due primarily to the growth in resident fees. Resident fees (including community fees and fees for Basic Care (assistance with activities of daily living and other personalized support services), Extended Care (additional specialized care and services to residents with low acuity medical needs), Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia) and other services) for the three months ended September 30, 1996 increased 22.7% to $10.9 million from $8.8 million in the three months ended September 30, 1995. This increase was due primarily to inclusion of the Raleigh and Chanate Lodge facilities ($1.2 million), an increase in the average daily resident fee ($0.4 million), and an increase in average resident occupancy. Average resident occupancy increased from 91.8% in the three months ended September 30, 1995 to 94.4% in the three months ended September 30, 1996 for owned facilities operated by the Company for at least 12 months, excluding facilities with temporary vacancies due to renovations or resident relocations ("Same Facilities"). Average resident occupancy, including vacancies attributable to renovations at two facilities in order to meet requirements for accepting non-ambulatory residents and the relocation of non-ambulatory residents at a third facility, was 93.5% in the three months ended September 30, 1996 compared to 89.7% in the three months ended September 30, 1995.

     The average daily resident fee (excluding community fees) for Same Facilities increased to $85 in the three months ended September 30, 1996 from $81 in the three months ended September 30, 1995 primarily due to an increase in the Basic Care rate and an increase in the number of residents receiving Extended Care and Alzheimer's Care services.

     Management services income in the three months ended September 30, 1996 increased by $0.1 million, or 11.0%, to $0.7 million due primarily to an increase in consulting fees. In July 1996, the Company was advised by the Maryland housing agency that owns the three Kensington facilities managed by the Company that another bidder had been selected to take over the management of the facilities. The Company's existing management contract expired on September 1, 1996. Management fees received by the Company for the Kensington facilities for the nine months ended September 30, 1996 and 1995 totaled $0.1 million for each period.

     Operating Expenses. Operating expenses for the three months ended September 30, 1996 increased by 43.4% to $11.2 million from $7.8 million for the three months ended September 30, 1995. The increase in operating expenses for the quarter ended September 30, 1996 was attributable primarily to the growth in facility operating and general and administrative expenses, including the addition of the two new facilities.

     Facility operating expenses for the three months ended September 30, 1996 increased 34.0% to $6.9 million from $5.1 million in the three months ended September 30, 1995. As a percentage of operating revenue, facility operating expenses in the three months ended September 30, 1996 increased to 59.3% from 53.9% in the three months ended September 30, 1995. The new Raleigh and Chanate Lodge facilities contributed $0.4 million and $0.4 million of the increase, respectively. Salary and benefit increases for existing staff, increased facility based staffing required to handle the increased number of residents receiving Extended Care or Alzheimer's Care and training of facility-based personnel constituted $0.4 million of the increase. The balance of $0.6 million was comprised of increases in food, repairs, taxes, advertising and other general expenses.

     Facility development and pre-opening expenses for the quarter ended September 30, 1996 increased $0.4 million to $0.7 million from $0.3 million for the quarter ended September 30, 1995. This increase was primarily due to increased labor costs of $0.2 million and $0.2 million increase in other development expenses resulting from increased development activity.

     General and administrative expenses in the three months ended September 30, 1996 increased 55.7% to $2.5 million from $1.6 million in the three months ended September 30, 1995. As a percentage of operating revenue, general and administrative expenses in the three months ended September 30, 1996 increased to 22.0% from 17.3% in the three months ended September 30, 1995. Of the $0.9 million increase in general and administrative expenses in the three months ended September 30, 1996, $0.3 million was related to labor costs attributable to hiring additional staff. The remaining $0.6 million was attributable to a combination of increases in marketing, consulting, taxes, telephone, travel and other corporate expenses.

     Depreciation and amortization in the three months ended September 30, 1996 compared to the three months ended in September 30, 1995 increased $0.3 million, or 42.4%, to $1.0 million primarily due to a

$0.1 million increase at the corporate level for capital expenditure purchases and increased depreciation related to the new Raleigh and Chanate Lodge facilities.

     Other income (expense). Interest income increased to $1.2 million for September 30, 1996 compared to $0.3 million for the three months ended September 30, 1995. This increase was due primarily to the investment of funds received from the Initial Offering. Interest expense decreased for the three months ended September 30, 1996 to $2.1 million from $2.8 million for the three months ended September 30, 1995. This decrease was due to $0.1 million reduction caused by the elimination of the 25% GECC Mortgage participation, $0.4 million from the reduction of the interest rate on the floating rate portion of the GECC Mortgage and prepayment of a portion of the variable rate debt in June 1996, and an increase in capitalized interest of $0.4 million for facilities under development offset, in part, by an increase of $0.2 million of interest from additional borrowings.

     Net loss. The Company incurred a net loss of $0.5 million for the three months ended September 30, 1996, compared to a net loss of $0.8 million for the three months ended September 30, 1995. The $0.3 million loss reduction was primarily attributable to a $2.1 million increase in operating revenue and a $1.6 million decrease in other expenses partially offset by a $3.4 million increase in operating expenses. The Company did not recognize any income tax expense in the three months ended September 30, 1996 because of such net loss.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Operating Revenue. Operating revenue for the nine months ended September 30, 1996 increased 17.3% to $32.6 million from $27.8 million in the nine months ended September 30, 1995 due primarily to the growth in resident fees. Resident fees (including community fees and fees for Basic Care, Extended Care, Alzheimer's Care and other services) for the nine months ended September 30, 1996 increased 17.0% to $30.3 million from $25.9 million in the nine months ended September 30, 1995. This increase was due primarily to the inclusion of the Raleigh and Chanate Lodge facilities ($2.7 million) and an increase in the average daily resident fee ($1.1 million). Average resident occupancy was 93.3% for the nine months ended September 30, 1996 for Same Facilities compared to 91.7% for the nine months ended September 30, 1995. Average resident occupancy, including vacancies attributable to renovations at two facilities and relocating residents at a third facility increased to 91.3% for the nine months ended September 30, 1996 compared to 89.9% for the nine months ended September 30, 1995.

     The average daily resident fee (excluding community fees) for Same Facilities increased to $84 in the nine months ended September 30, 1996 from $80 in the nine months ended September 30, 1995 primarily due to an increase in the Basic Care rate and an increase in the number of residents receiving Extended Care and Alzheimer's Care services.

     Management services income for the nine months ended September 30, 1996 increased by $0.4 million, or 21.6%, to $2.3 million from $1.9 million in the nine months ended September 30, 1995 due to an increase in consulting fees.

     Operating Expenses. Operating expenses for the nine months ended September 30, 1996 increased 35.0% to $30.7 million from $22.7 million in the nine months ended September 30, 1995. The increase in operating expenses in the nine months ended September 30, 1996 was attributable primarily to growth in facility operating and general and administrative expenses.

     Facility operating expenses for the nine months ended September 30, 1996 increased 26.5% to $19.5 million from $15.4 million in the nine months ended September 30, 1995. As a percentage of operating revenue, facility operating expenses in the nine months ended September 30, 1996 increased to 59.8% from 55.4% in the nine months ended September 30, 1995. Of the $4.1 million increase in facility operating expenses in the nine months ended September 30, 1996, $2.0 million is attributable to Raleigh and the Chanate Lodge. Increased staffing, benefits, salaries and training at existing facilities accounted for $1.1 million. The balance of the increase, $1.0 million, was comprised of an increase in food, bad debt, repairs, training, advertising and other general expenses.

     Facility development and pre-opening expenses for the nine months ended September 30, 1996 increased $0.6 million to $1.3 million from $0.7 million in the nine months ended September 30, 1995. This increase was primarily due to increased labor costs resulting from increased development efforts.

     General and administrative expenses in the nine months ended September 30, 1996 increased 59.8% to $7.0 million from $4.4 million in the nine months ended September 30, 1995. As a percentage of operating revenue, general and administrative expenses in the nine months ended September 30, 1996 increased to 21.4% from 15.7% in the nine months ended September 30, 1995. Of the $2.6 million increase in general and administrative expenses in the nine months ended September 30, 1996, approximately 41.6% was related to labor costs, including a $1.0 million increase in salary and benefits expenses relating to the hiring of additional headquarters and regional office management staff in anticipation of the Company's growth plans, and $0.2 million related to salary increases and benefits for existing staff. The remaining $1.4 million increase was attributable to increases in accounting, marketing, consulting, public relations, telephone, taxes, and other general expenses.

     Depreciation and amortization for the nine months ended September 30, 1996 increased 28.8% to $2.9 million from $2.2 million for the nine months ended September 30, 1995 primarily due to a $0.1 million increase at the corporate level for additional capital expenditures and a $0.4 million increase from depreciation on assets related to the new Raleigh facility and acquisition of the Chanate Lodge facility.

     Other income (expense). Interest income for the nine months ended September 30, 1996 increased to $1.9 million from $0.9 million in the nine months ended September 30, 1995 primarily due to a $0.3 million increase from interest earned on $5.0 million of revenue bonds purchased in March 1995 (the Company has an option to purchase the facility subject to the revenue bonds, at any time, for fair market value) and a $0.6 million increase due to the investment of funds received from the Initial Offering. Interest expense for the nine months ended September 30, 1996 decreased 9.5% to $7.5 million from $8.3 million in the nine months ended September 30, 1995 as a result of a decrease in GECC Mortgage interest. In June 1996, the Company paid approximately $8.6 million to GECC as payment in full of all participation interest due and payable pursuant to the GECC Mortgage. In addition, the Company paid GECC $8.0 million to prepay a portion of the variable rate indebtedness. GECC reduced the interest rate applicable to the outstanding portion of variable rate indebtedness from LIBOR plus 5.75% to LIBOR plus 3.75%.

     Net loss. The Company incurred a net loss of $4.6 million for the nine months ended September 30, 1996, compared to a net loss of $2.3 million in the nine months ended September 30, 1995. The net loss for the nine months ended September 30, 1996 resulted primarily from a $7.9 million increase in operating expenses and a $1.0 million unusual charge offset by a $4.8 million increase in operating revenue and a $1.7 million reduction of other expenses. The Company did not recognize any income tax expense in the nine months ended September 30, 1996 because of such net loss.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had approximately $26.5 million in cash and cash equivalents, $55.7 million in net working capital, including $32.6 million in high quality short-term investments (A1/P1 rated) with maturities no more than 180 days, and $69.2 million of unused lines of credit.

     On June 5, 1996, the Company completed its Initial Offering. The net proceeds to the Company from the Initial Offering, after deducting underwriting discount and offering expenses, were approximately $104.3 million. On October 30, 1996, the Company completed a second public offering (the "Second Offering"). The net proceeds to the Company from the Second Offering, after deducting underwriting discount and estimated offering expenses were approximately $90.6 million. Uses of the net proceeds from the Initial Offering included $16.6 million in partial payment of the Company's long-term debt, $10.2 million to redeem shares of Series B Exchangeable Preferred Stock and $34.0 million to acquire five facilities in southeast United States. The Company expects to use the balance of the net proceeds from the Initial and Second Offerings to fund continued development of up to 55 (including one facility opened October 28, 1996) new Sunrise model facilities and up to 10 planned acquisitions over the next three years, as well as for working capital and general corporate purposes.

     The estimated cost to complete and lease up 55 new Sunrise model facilities (including one facility opened October 28, 1996) targeted for completion over the next three years is between $400 million and $540 million, which substantially exceeds the net proceeds of the Initial Offering and the Second Offering and existing working capital and financing arrangements. The Company currently estimates that the net proceeds of the Initial Offering and the Second Offering, together with existing working capital and financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. Substantial additional financing will be required to complete the Company's growth plans and to refinance existing indebtedness if cash flows from operation do not increase as a result of planned growth. There can be no assurance that the such financing will be available on acceptable terms. To date, the Company has obtained zoning approval for 24 new sites, including 17 facilities currently under construction. The Company has also entered into contracts to purchase 13 additional sites, and to lease two additional sites and is currently negotiating purchase terms for the additional identified sites.

     Working capital increased to $55.7 million at September 30, 1996, compared to $2.1 million as of December 31, 1995, primarily from the net proceeds received from the Initial Offering.

     Net cash used in operating activities for the nine months ended September 30, 1996 was approximately $1.1 million, including a $1.0 million payment to a third-party limited partner which was charged to earnings. Without the $1.0 million payment, operating activities would have used $0.2 million. Net cash provided by operations was $0.8 million for the nine months ended September 30, 1995. The Company's unrestricted cash balances were $26.5 million and $6.3 million at September 30, 1996 and December 31, 1995, respectively.

     For the nine months ended September 30, 1996 and 1995, the Company used cash in investing activities of $85.7 million and $11.5 million, respectively. Investing activities during 1996 included net purchases of $32.9 million in investments and approximately $52.9 million for construction of assisted living facilities.

     Net cash provided by financing activities was $107.0 million and $12.5 million for the nine months ended September 30, 1996 and 1995, respectively. Cash was provided by the Initial Offering, described above, as well as $23.6 million provided by additional borrowings. In June 1996, the Company paid GECC $8.6 million as payment in full of GECC's 25% participating interest in cash flow and appreciation in the value of certain properties. In addition, the Company prepaid $8.0 million of its variable rate debt, paid $0.3 million in dividends to holders of Series B Exchangeable Preferred Stock, and $1.4 million in various financing costs. All shares of Series B Exchangeable Preferred Stock have been redeemed.

     The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for an $80.0 million line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities by a wholly-owned subsidiary of the Company. To date, of this total line of credit, the Company has closed $58.0 million. The Company guaranteed the repayment of all amounts outstanding under this line of credit. The line of credit is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear variable interest at rates based upon LIBOR. As part of this line, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19,000,000 under this line of credit, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. Construction of all 10 facilities to be financed by the lines of credit must be commenced within 18 months of the closing of the line of credit. At September 30, 1996, there were $1,435,755 of advances outstanding under this credit facility.

     On September 5, 1996, the Company obtained a $7,556,800 construction loan to finance the development of an assisted living facility. the loan will be for a term of five years at interest rates ranging from 2.95% in excess of 30-day LIBOR or 0.25% above the prime rate during construction and from 2.75% in excess of LIBOR or the prime rate following completion of construction.

     On September 20, 1996, the Company closed a $7,400,000 construction loan commitment to finance the construction of an assisted living facility. The loan will be for a term of five years at interest rates ranging from 2.25% to 2.75% in excess of the 30-day LIBOR.

     The Company's financing documents contain financial covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) require that the

Founders maintain ownership of at least 25% of the Common Stock and that one of them serve as Chairman of the Board and President of the Company, (iii) require consent for changes in management or control of the Company, (iv) limit, among other things, the ability of the Company and certain subsidiaries of the Company to borrow additional funds, dispose of assets and engage in mergers or other business combinations, and (v) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

     At September 30, 1996 the Company had stockholders' equity of $92.4 million compared to a stockholders' deficit of $31.8 million at December 31, 1995. The change resulted primarily from (i) adding the receipt of net proceeds from the Offering of $104.3 million, conversion of Series A Convertible Preferred Stock to an equal number of common shares for $24.0 million, $1.1 million from other common shares issued including the exercise of stock options granted, and $0.1 million from the issuance of common stock warrants, and (ii) subtracting $0.7 million relating to dividends and other distributions paid and a net loss for the nine months ended September 30, 1996 of $4.6 million. At September 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $11.0 million which expire through 2011.

SUBSEQUENT EVENTS

     Acquisition of Southeast Properties. On October 8, 1996, the Company completed its acquisition of five properties located in the southeast United States for an aggregate purchase price of $34.0 million in cash with no debt assumed. The five facilities consist of 498 total units providing primarily independent and assisted living services. One of the facilities also has a 26-bed skilled nursing floor. These facilities had combined revenues of $8.2 million for the nine months ended September 30, 1996 and $7.4 million for the nine months ended September 30, 1995. After giving effect to the acquisition of these properties at the beginning of the respective periods, the Company had a pro forma net loss of $2.9 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively.

     Affiliation Agreement with Jefferson Health System. On October 8, 1996, the Company entered into an affiliation agreement with Jefferson Health System ("JHS"), an integrated health care system located in Philadelphia, Pennsylvania, pursuant to which JHS has agreed to provide residents of Sunrise facilities located in Philadelphia metropolitan region, on a preferred (but non-exclusive) basis, with access to certain health care services offered by JHS. Such health care services may include hospital services, physician services, rehabilitation services, home health services and products and mental health services.

     Credit Facility. On October 3, 1996, a subsidiary of the Company received from GMAC Commercial Mortgage Corporation a commitment for a $51.0 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivable. Advances under the credit facility will bear variable interest at rates based upon LIBOR.

     Contingent Acquisition of California Properties. On October 8, 1996, the Company entered into a purchase agreement subject to certain conditions, including satisfactory completion by the Company of financial, accounting, regulatory and property due diligence over the next 60 days (the "Study Period"), to acquire two facilities located in the Southern California for $30.8 million in cash. The two facilities consist of a total of 258 total units providing assisted living (109 units) and independent living (149 units) services. Assuming the Company elects to proceed with the transaction following the completion of its due diligence review, the closing of the transaction would likely take place late in the first quarter of 1997. Given the contingent nature of the purchase and sale agreement, there can be no assurance that the acquisition will be consummated.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.    EXHIBIT NAME
-----------    ------------

    11.1       Computation of Net Loss Per Share
    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SUNRISE ASSISTED LIVING, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: November 12, 1996                                     /s/  DAVID W. FAEDER
                                                ---------------------------------------------
                                                               DAVID W. FAEDER
                                                     EXECUTIVE VICE PRESIDENT AND CHIEF
                                                              FINANCIAL OFFICER

Date: November 12, 1996                                      /s/  LARRY E. HULSE
                                                ---------------------------------------------
                                                               LARRY E. HULSE
                                                          CHIEF ACCOUNTING OFFICER

                               INDEX OF EXHIBITS

EXHIBIT NO.                                   EXHIBIT NAME                                   PAGE
-----------                                   ------------                                   ----
    11.1       Computation of Net Loss Per Share..........................................    17