Form 10-K
period 1996-12-31
SUNRISE ASSISTED LIVING INC
filed 1997-03-31
CIK 1011064

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K
         [xx]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from         to       .

                         Commission File Number 0-20765

                         SUNRISE ASSISTED LIVING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               54-1746596
   -----------------------------------             ---------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      9401 Lee Highway, Suite 300
               Fairfax, VA                               22031
   -----------------------------------             ---------------------
          (Address of principal                        (Zip Code)
            executive offices)

              Registrant's telephone number, including area code:
                                 (703) 273-7500

         Securities registered pursuant to Section 12(b) of the Act:
                                (Not applicable)

         Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 17, 1997 is $145,444,050. */

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.

               Outstanding at March 17, 1997: 18,641,518 shares.

                      Documents Incorporated by Reference:

Part II: Portions of the Annual Report to Stockholders for the year ended December 31, 1996.
Part III: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1997.

--------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                              TABLE OF CONTENTS

                                                                                                     Page(s)

PART I      Item 1.     Business......................................................................  3
            Item 2.     Properties.................................................................... 19
            Item 3.     Legal Proceedings............................................................. 19
            Item 4.     Submission of Matters to a Vote of Security Holders........................... 19

PART II     Item 5.     Market for Registrant's Common Equity and
                        Related Stockholders Matters.................................................. 19
            Item 6.     Selected Financial Data....................................................... 20
            Item 7.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........................................... 20
            Item 8.     Financial Statements and Supplementary Data................................... 20
            Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure........................................... 20

PART III    Item 10.    Directors and Executive Officers.............................................. 20
            Item 11.    Executive Compensation........................................................ 20
            Item 12.    Security Ownership of Certain Beneficial Owners
                        and Management................................................................ 20
            Item 13.    Certain Relationships and Related Transactions................................ 20

PART IV     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K................................................................... 21

SIGNATURES ........................................................................................... 22

This Form 10-K contains certain forward-looking statements relating to the Company's development and acquisition program over the next three years that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the captions "Item
1. Business -- Facility Development," "--Facility Acquisitions" and "--Need
For Additional Financing." Unless the context suggests otherwise, references in this Form 10-K to the "Company" or "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries and predecessor entities.

                                     PART I

ITEM 1.  BUSINESS.


GENERAL

         Sunrise Assisted Living, Inc. (the "Company" or "Sunrise") is a leading provider of assisted living services to the elderly. The Company currently operates 37 facilities in 11 states with a capacity of approximately 3,428 residents, including 32 facilities owned by the Company or in which it has ownership interests and five facilities managed for third parties. The Company had revenues of $47.3 million, and incurred a net loss of $4.8 million, in 1996. Approximately 99% of the Company's 1996 revenues were derived from private pay sources.

         The Company's three-year growth objective is to develop at least 52 new Sunrise model assisted living facilities with a capacity of approximately 4,680 residents. As of March 17, 1997, the Company has obtained zoning approval for 28 new facilities with a resident capacity of 2,463, including 22 facilities currently under construction. The Company has also entered into contracts to purchase 21 additional sites and to lease two additional sites, and is negotiating purchase terms for the remaining sites. During 1996, the Company completed development of four of its model facilities ( Raleigh, N.C., Pikesville, MD, Blue Bell, PA, and Columbia, MD). In addition to its construction and development plans, the Company plans to acquire up to 10 additional facilities over the next three years, including one facility located in Valencia, California (the "California Property") that was acquired in February 1997 for $13.75 million in cash. In October 1996, the Company completed its acquisition of five facilities located in the southeast United States (the "Southeast Properties") for an aggregate purchase price of $34.0 million in cash. See "--Facility Development" and "--Facility Acquisitions."

         On June 5, 1996, the Company completed its initial public offering and on October 31, 1996 the Company completed a follow-on public offering. Net proceeds to the Company from these two offerings totaled approximately $196.1 million. The net proceeds have been used as follows: $16.6 million in partial payment of the Company's long-term debt; $10.2 million to redeem previously outstanding shares of redeemable preferred stock; $47.8 million to acquire the Southeast Properties and the California Property; and the balance to fund continued development of new Sunrise model facilities, as well as for working capital and general corporate purposes. To achieve its growth objectives, the Company will need to obtain substantial additional resources to fund its development, construction and acquisition activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

         The Company was incorporated in Delaware on December 14, 1994 in order to combine various activities relating to the development, ownership and operation of the Sunrise assisted living facilities held by predecessor entities. The predecessor entities consisted of a management company, a development company, and various entities that held 100% ownership interests in 15 facilities, 50% ownership interests in five facilities and minority ownership interests in two facilities.

THE ASSISTED LIVING INDUSTRY

         The Company believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing facility but cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living ("ADLs"), such as bathing, eating, personal hygiene, grooming and dressing. Certain assisted living facilities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Annual expenditures in the assisted living industry have been estimated to be approximately $12 billion, including facilities ranging from "board and care" to full-service assisted living facilities such as those operated by the Company. The Company believes that consumer preference and demographic trends will allow assisted living to remain one of the fastest growing segments of elder care.

         The assisted living industry is highly fragmented and characterized by numerous small operators. The scope of assisted living services varies substantially from one operator to another. Many smaller assisted living providers do not operate in purpose-built facilities, do not have professionally trained staff, and may provide only limited assistance with low-level care activities. The Company believes that few assisted living operators provide a comprehensive range of assisted living services, such as Alzheimer's care and other services designed to permit residents to "age in place" within the facility as they develop further physical or cognitive frailties.

THE SUNRISE OPERATING PHILOSOPHY

         The Sunrise approach to assisted living is a unique combination of operating philosophy and a signature facility design. Since the first Sunrise facility opened in 1981, the Company's operating philosophy has been to provide care and services to its residents in a residential environment in a manner that: "nurtures the spirit, protects privacy, fosters individuality, personalizes services, enables freedom of choice, encourages independence, preserves dignity and involves family and friends." The Company believes that its operating philosophy is one of its strengths. Furthermore, in implementing its philosophy, the Company continuously seeks to refine and improve the care and services it offers. The elements of the operating philosophy focus on: the involvement of the resident and the resident's family in important care giving decisions; the Company's proprietary training programs for its management, Administrators and Care Managers; the Company's quality assurance programs; the full range of assisted living services offered by the Company; and the architecture and purpose-built design of Sunrise's "Victorian" model facilities.

SERVICES

         The Company offers a full range of assisted living services based upon individual resident needs. Upon admission, the Company, the resident and the resident's family assess the level of care required and jointly develop a specific care plan. This care plan includes selection of resident accommodations and determination of the appropriate level of care. The care plan is periodically reviewed and updated by the Company, the resident and the resident's family. By offering a full range of services, including Basic Care, Assisted Living Plus Care ("Plus Care"), Medication Management and Alzheimer's Care, the Company can accommodate residents with a broad range of service needs and enable residents to age in place. In addition, upon admission the Company generally charges each new resident a one-time community fee typically equal to two months of daily resident fees, which is refundable on a prorated basis if the resident leaves the facility during the first 90 days. Daily resident fees are periodically revised based on increased care or modifications to a resident's care plan.

         The average daily resident fee for owned facilities operated by the Company for at least 12 months, excluding facilities with temporary vacancies due to renovations ("Same Facilities") was approximately $83 for 1996, $80 for 1995 and $75 for 1994.

BASIC CARE

         The Company's Basic Care program is provided to all residents and includes: assistance with ADLs, such as eating, bathing, dressing, personal hygiene, and grooming; three meals per day served in a common dining room (including two seating times per meal); coordination of special diets; 24-hour security; emergency call systems in each unit; transportation to physician offices, stores and community services; assistance with coordination of physician care, physical therapy and other medical services; health promotion and related programs; personal laundry services; housekeeping services; and social and recreational activities.

ASSISTED LIVING PLUS CARE

         Through the Company's Plus Care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. The Company charges an additional daily fee based on additional staff hours of care and services provided. The Plus Care program allows the Company, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 1996, approximately 49% of the Company's assisted living residents participated in the Plus Care program.

MEDICATION MANAGEMENT

         Many of the Company's residents also require assistance with medications. To the extent permitted by state law, the Medication Management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. The Company charges an additional fixed daily fee for this service. At December 31, 1996, approximately 57% of the Company's assisted living residents participated in the Medication Management program.

ALZHEIMER'S CARE

         The Company believes its Alzheimer's Care called the Sunrise Reminiscence Program distinguishes it from many other assisted living providers who do not provide such specialized care. The Sunrise Reminiscence Program provides the attention, care programs and services needed to help cognitively impaired residents maintain a higher quality of life. Specially trained staff provide Basic Care and other specifically designed care and services to cognitively impaired residents in separate areas of facilities. The Company charges each cognitively impaired resident a daily fee that includes one hour of additional staff time per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 1996, approximately 25% of the Company's assisted living residents participated in the Sunrise Reminiscence Program.

THE SUNRISE "VICTORIAN" MODEL FACILITY

         The Company's signature Victorian model facility, first designed in 1985, is a freestanding, residential-style facility with a capacity of 70 to 110 residents. The building ranges in size from approximately 40,000 to 60,000 square feet and is built generally on sites ranging from two to five acres. Approximately 40% of the building is devoted to common areas and amenities, including reading rooms, family or living rooms and other areas (such as bistros and ice cream parlors) designed to promote interaction among residents. The Company has four basic building plan designs, which provide it with flexibility in adapting the model to a particular site. The building is usually two or three stories and of steel frame construction built to institutional health care standards but strongly residential in appearance. The interior layout is designed to promote a home-like environment, efficient delivery of resident care and resident independence.

         Resident units are functionally arranged to provide a "community-within-a-community" atmosphere. The model facility may be configured with as many as eight different types of resident units, including double occupancy units, single units and two- and three-room suites. Sitting areas on each floor serve as a family or living room. The ground level typically contains a kitchen and common dining area, administrative offices, a laundry room, a private dining room, library or living room, and bistro or ice cream parlor. Typically, one floor or one or two wings of a facility contain resident units and common areas, including separate dining facilities, specifically designed to serve residents with Alzheimer's disease or other special needs.

         The architectural and interior design concepts incorporate the Sunrise operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a homelike setting. The Company believes its model facility meets the desire of many individuals to move to a new residence at least as comfortable as their former home. The Company believes that its residential environments also accomplish several other objectives, including: (i) lessening the trauma of change for elderly residents and their families; (ii) achieving operational efficiencies through proven designs; (iii) facilitating resident mobility and ease of access by care givers; and (iv) differentiating the Company from other assisted living and long-term care operators.

OWNED FACILITIES

         The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest:

                                                           YEAR          DEVELOPED       SUNRISE
                                                         OPENED BY          OR            MODEL     RESIDENT       OWNERSHIP
             FACILITY                  LOCATION           SUNRISE        ACQUIRED       FACILITY    CAPACITY     PERCENTAGE(1)
             --------                  --------         ---------      ----------       --------   ---------    --------------
    Sunrise of Oakton            Oakton, VA                 1981       Acquired(2)                      51         100.0%
    Sunrise of Leesburg          Leesburg, VA               1984       Acquired(2)                      35         100.0
    Sunrise of Warrenton         Warrenton, VA              1986       Acquired(2)                      37         100.0
    Sunrise of Arlington         Arlington, VA              1988       Developed            X           58         100.0
    Sunrise of Bluemont Park     Arlington, VA              1990                                                   100.0
      Potomac                                                          Developed            X           59
      Shenandoah                                                       Developed            X           77
      James                                                            Developed            X           59
    Sunrise of Mercer Island     Seattle, WA                1990       Developed            X           59         100.0
    Sunrise of Fairfax           Fairfax, VA                1990       Developed            X           59         100.0(3)
    Sunrise of Queen Anne        Seattle, WA                1991       Acquired                        136          33.3(4)
    Sunrise of Frederick         Frederick, MD              1992       Developed            X           86         100.0
    Sunrise of Countryside       Sterling, VA               1992                                                   100.0
      East Building                                                    Developed(5)         X           66
      West Building                                                    Developed(5)         X           64
    Sunrise of Gunston           Lorton, VA                 1992       Developed(5)         X           67         100.0
    Sunrise of Atrium            Boca Raton, FL             1992       Acquired                        210         100.0
    Sunrise of Falls Church      Falls Church, VA           1993       Developed            X           66         100.0
    Sunrise of Village House     Gaithersburg, MD           1993       Acquired                        155(6)       80.0
    Sunrise of Towson            Towson, MD                 1994       Developed            X           66          13.9(7)
    Sunrise of Gardner Park      Peabody, MA                1994       Developed            X           59          50.0(7)(8)
    Sunrise of Annapolis         Annapolis, MD              1995       Developed            X           88          51.0(8)(9)

    Chanate Lodge                Santa Rosa, CA             1996       Acquired                        120         100.0
    Sunrise of Raleigh           Raleigh, NC                1996       Developed            X           93          50.0(8)(10)
    Sunrise of Pikesville        Pikesville, MD             1996       Developed            X          103          51.0(8)(9)
    Huntcliff Summitt            Atlanta, GA                1996       Acquired                        254         100.0(11)(12)
    Sunrise of Northshore        St. Petersburg, FL         1996       Acquired                        157         100.0(11)(13)
    Sunrise of Augusta           Augusta, GA                1996       Acquired                         42         100.0(11)
    Sunrise of Columbus          Columbus, GA               1996       Acquired                         26         100.0(11)
    Sunrise of Greenville        Greenville, SC             1996       Acquired                         39         100.0(11)
    Sunrise of Blue Bell         Philadelphia, PA           1996       Developed            X           97         100.0
    Sunrise of Columbia          Columbia, MD               1996       Developed            X           96         100.0
    Sunrise of Hunter Mill       Oakton, VA                 1997       Developed            X           96         100.0
    Sunrise of Sterling Canyon   Valencia, CA               1997       Acquired                        130         100.0
                                                                                                    ------
             Total                                                                                   2,810
                                                                                                    ======


----------

 (1) Fifteen of the wholly owned facilities (Oakton, Leesburg, Warrenton, Arlington, Bluemont Park (three facilities), Mercer Island, Fairfax, Frederick, Countryside (two facilities), Gunston, Atrium and Falls Church) serve as collateral for a $87.0 million mortgage loan. Ten other owned facilities are subject to one or more mortgages or deeds of trust that mature between 1998 and 2033 and bear interest at rates ranging from 6.875% to 9.125% annually as of December 31, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 6 of Notes to Consolidated and Combined Financial Statements. All facilities that are wholly owned by the Company are consolidated in the Consolidated and Combined Financial Statements. The Village House, Gardner Park and Raleigh facilities are held by limited liability companies or limited partnerships in which the Company holds the ownership interests indicated in the table. The Company is the general partner or managing member of such entities and through the partnership or operating agreements and the management agreements for the facilities the Company controls their ordinary course business operations. Therefore, the Village House, Gardner Park and Raleigh facilities are also consolidated in the Consolidated and Combined Financial Statements. The ordinary course business operations of the Queen Anne, Towson, Annapolis and Pikesville facilities are not currently controlled by the Company and, therefore, are accounted for under the equity method of accounting.

 (2) Each of these facilities has been redeveloped in a manner consistent with the Sunrise model.

 (3) Subject to long-term ground lease.

 (4) This property is held as a tenancy-in-common. The remaining ownership interests are owned by unaffiliated third parties. The Company manages this facility pursuant to a management contract that is subject to annual renewal at the option of the owners.

 (5) These facilities were initially developed by the Company for third parties and were subsequently acquired by the Company in 1992.

 (6) This facility is licensed for 40 assisted living residents. The remainder of the resident capacity is for independent living residents.

 (7) The remaining ownership interests are owned by third parties. Sunrise manages each of these facilities.

 (8) A current officer and a former employee of the Company each have a 25% ownership interest in this facility. Sunrise has the right to acquire these minority ownership interests for fair market value, as determined by an appraiser mutually agreeable to the parties.

 (9) Commencing on June 1, 1998, the third-party owner of the remaining interests in the limited partnership that owns this facility ("the Partnership") has the right to require the Company to buy the facility from the Partnership for 112 1/2% of its "appraised fair market value" as mutually agreed upon by the parties or, if they cannot agree, as determined by an appraiser mutually selected by the parties. Commencing three years after the date that the certificate of occupancy is received for the facility (November 1998 for Annapolis and April 1999 for Pikesville) and continuing for two years thereafter, the Company has the right to give written notice to such third-party owner that it desires to buy the facility from the Partnership for 112 1/2% of its appraised fair market value. If the Company has not given such notice during such two-year period, then the Company will be deemed to have given such notice. Such third-party owner will then give notice either that it consents to such a sale of the facility or that it does not consent. If the third-party does not consent to such sale, the management agreement for the facility with the Company would be extended for an additional seven-year period. After the expiration of such seven-year period, the third-party would have the right to require the Company to purchase, and the Company would have the right to purchase, the facility from the Partnership at 115% of appraised fair market value. If any person or entity acquires ownership of more than 50% of the outstanding voting stock of the Company (other than the Company, any subsidiary of the Company, Paul or Teresa Klaassen, the Company's co-founders, or any affiliate, associate or the estate of either founder), then the put rights held by the third party owner become immediately exercisable.

(10) On March 17, 1997, the Company provided notice of its exercise of its option to purchase all of the third-party interests in the limited liability company that owns this facility. Under the terms of the purchase option, the purchase will be completed on or before May 1, 1997, the price will be the greater of (i) $0.8 million, or (ii) the third party's 50% interest multiplied by the net value of the limited liability company's business as determined by applying a 12.5% capitalization rate to the net operating income of the limited liability company, and subtracting limited liability company liabilities.

(11) The Company intends to use these facilities as collateral for financing.

(12) This facility is licensed for 24 assisted living residents. The remainder of the resident capacity is for independent living residents. Excludes 12 units owned by the occupants thereof. The occupants can require the Company to repurchase the units for their original purchase prices (aggregating approximately $1.9 million) under certain circumstances. The Company has a right to purchase the units at fair market value upon the happening of certain events and has a right of first refusal on sales of the units.

(13) This facility is licensed for 26 skilled nursing residents. The remainder of the resident capacity is for assisted living residents.

MANAGED FACILITIES

         The Company also manages facilities for third-party owners. The following table sets forth certain information regarding facilities currently being managed by the Company or for which the Company has entered into development contracts which provide that the Company will manage the facility following completion of construction:

                                                   SUNRISE                                     CONTRACT
                                                    MODEL     RESIDENT        INITIAL         EXPIRATION
           FACILITY               LOCATION        FACILITY    CAPACITY     CONTRACT DATE         DATE
           --------               --------        --------    --------     -------------         ----

    Woodbury Lake            Deptford, NJ         X                87     March 1993         June 2001(1)
    Mill Run(2)              Bristol, PA                          186     April 1992         April 1997
    Lincolnian(3)            Fairfax, VA                           84     June 1989          June 1997
    John Bertram House       Salem, MA                             32     June 1994          Oct. 1998
    Mount Laurel             Mount Laurel, NJ     X                90     May 1994(4)        July 2021
    Boston(5)                Boston, MA                           139     July 1995          Jan. 2002
                                                                -----
              Total                                               618
                                                                =====

----------

(1) This contract is subject to two five-year renewals. Pursuant to the management agreement, the Company has a right of first refusal to purchase this facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement.

(2) The Company owns $5.4 million carrying value of tax exempt mortgage bonds on this facility. See Note 4 of Notes to Consolidated and Combined Financial Statements.

(3) The Company does not provide financial or accounting services for this facility.

(4) This facility is currently under construction. The Company has entered into a development contract for this facility which provides that the Company will begin managing Mt. Laurel for a 25-year period following completion of construction.

(5) This facility opened on November 12, 1996 and is licensed for 139 continuing care retirement community residents.

         The Company also manages two skilled nursing facilities, Pembrook and Prospect Park, located in West Chester and Prospect Park, Pennsylvania. The Pembrook facility has 240 beds and the Prospect Park facility has 180 beds. Both of these facilities are owned by a single unaffiliated nonprofit corporation. The management contracts for these facilities were initially entered into in May 1994 and expire in April 1999. The owner of these facilities has the option to terminate the management agreements in May 1997. The Company does not provide financial or accounting services for these facilities.

FACILITY DEVELOPMENT

         The Company targets sites for development located in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective market, the Company considers a number of factors, including population, income and age demographics, target site visibility, probability of obtaining zoning approvals, estimated level of market demand and the ability to maximize management resources in a specific market by clustering its development and operating activities.

         The Company continues to develop its Victorian model facilities in major metropolitan markets. During the next three years, the Company plans to develop at least 52 additional new Victorian model facilities with an aggregate capacity of approximately 4,680 residents. To date, the Company has obtained zoning approval for 28 new facilities with a resident capacity of approximately 2,463 residents, including 22 facilities currently under construction, and has contracts to purchase 21 additional sites and to lease two additional sites, and is currently negotiating purchase terms for the remaining sites. Historically, the Company has completed all but one of the facilities for which it has obtained zoning approval. The Company bases its development upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows the Company to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in the Company's markets.

         The primary milestones in the development process are (i) site selection and contract signing, (ii) zoning and site plan approval and (iii) completion of construction. Once a market has been identified, site selection and contract signing typically take approximately one to three months. Zoning and site plan approval generally take 10 to 12 months and are typically the most difficult steps in the development process due to the Company's selection of sites in established communities which usually require site rezoning. Facility construction normally takes 10 to 12 months. The Company believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a facility receives a certificate of occupancy, residents usually begin to move in within one month. Since 1993, the total capitalized cost to develop, construct and open a Sunrise model facility, including land acquisition and construction costs, has ranged from approximately $5.5 million to $10.0 million. The cost of any particular facility may vary considerably based on a variety of site-specific factors.

         The Company's development activities are coordinated by its experienced 18-person development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are usually contracted to experienced outside architects and contractors.

         The following table sets forth certain information regarding Sunrise model facilities that either are owned and under construction or are subject to purchase contracts and zoned:

                                                                          ESTIMATED
                                                      DEVELOPMENT         COMPLETION   RESIDENT      OWNERSHIP
             FACILITY              LOCATION           PHASE(1)            DATE(2)      CAPACITY      PERCENTAGE
             --------              --------           --------            -------      --------      ----------

    Sunrise of Petaluma         Petaluma, CA          Construction      1st Q 1997            84        100.0%(3)(5)
    Sunrise of Abington         Philadelphia, PA      Construction      2nd Q 1997            97        100.0
      Building I                metro region
    Sunrise of Abington         Philadelphia, PA      Construction      2nd Q 1997            71        100.0
      Building II               metro region
    Sunrise of Granite Run      Philadelphia, PA      Construction      2nd Q 1997            95        100.0
                                metro region
    Sunrise of Severna Park     Severna Park, MD      Construction      2nd Q 1997            99         50.0(4)(5)
      Building I
    Sunrise of Severna Park     Severna Park, MD      Construction      2nd Q 1997            74         50.0(4)(5)
      Building II
    Sunrise of Springfield      Springfield           Construction      2nd Q 1997            98        100.0
    Sunrise of Old Tappan       Old Tappan, NJ        Construction      2nd Q 1997            95        100.0
    Sunrise of Morris Plains    Morris Plains, NJ     Construction      2nd Q 1997            95        100.0
    Sunrise of Rockville        Rockville, MD         Construction      3rd Q 1997            86        100.0
    Sunrise of Alexandria       Alexandria, VA        Construction      3rd Q 1997            92        100.0(6)
    Sunrise of Wayne            Wayne, NJ             Construction      3rd Q 1997            90        100.0
    Sunrise of Westfield        Westfield, NJ         Construction      3rd Q 1997            95        100.0
    Sunrise of Norwood          Boston, MA            Construction      3rd Q 1997            90        100.0
                                metro region
    Sunrise of Wayland          Boston, MA            Construction      3rd Q 1997            68        100.0
                                metro region
    Sunrise of Fresno           Fresno, CA            Construction      4th Q 1997            84        100.0(3)(5)
    Sunrise of East Cobb        Atlanta, GA           Construction      4th Q 1997            96        100.0
                                metro region
    Sunrise of Decatur          Decatur, GA           Construction      4th Q 1997            96        100.0
    Sunrise of Haverford        Haverford, PA         Construction      1st Q 1998            73        100.0
    Sunrise of Glen Cove        Glen Cove, NY         Construction      1st Q 1998            80        100.0
    Sunrise at Ivey Ridge       Atlanta, GA           Construction      1st Q 1998            97        100.0
                                metro region
    Sunrise of Walnut Creek     Walnut Creek, CA      Construction      1st Q 1998            85        100.0
    Sunrise of Cohasset         Cohasset, MA          Zoned             1st half 1998         71        100.0
    Sunrise of Pinehurst        Denver, CO            Zoned             1st half 1998        100        100.0
    Sunrise of Holly            Denver, CO            Zoned             1st half 1998         97        100.0
                                metro region
    Sunrise of Danville         Danville, CA          Zoned             2nd half 1998         84        100.0
    Sunrise of Huntcliff        Atlanta, GA           Zoned             2nd half 1998         96        100.0
    Summit (Assisted Living
    Expansion)
    Sunrise of Paramus          Paramus, NJ           Zoned             2nd half 1998         75        100.0
                                                                                        --------
        Total                                                                              2,463
                                                                                         =======

----------

(1) The Alexandria and Rockville facilities under construction are subject to one or more mortgages or deeds of trust that mature between April 2001 and April 2003 and bear interest at rates currently averaging approximately 8.4%. The Abington, Granite Run, Franconia, Old Tappan, Morris Plains, and Wayne and Norwood facilities are financed under one of the Company's credit facilities and are subject to one or more mortgages or deeds of trust that mature June 2001 and currently bear interest at a rate of approximately 8.4%. Norwood and Wayland facilities are financed under another one of the Company's credit facilities and are subject to one or more mortgages or deeds of trust that mature April 2002 and currently bear interest at a rate of approximately 8.1%.

(2) There can be no assurance that construction delays will not be experienced.

(3) Not a Sunrise model facility. Sunrise has entered into an operating lease with a third-party owner/developer who will complete the facility under a design reviewed and approved by Sunrise.

(4) The remaining ownership interests are owned by unaffiliated third parties. Sunrise is the general partner or managing member of the limited partnership or limited liability company, respectively, that will lease the facility.

(5) Will be operated under a 15-year operating lease, with two 10-year extension options.

(6) Subject to a long-term ground lease.

         The Company has entered into purchase contracts for 21 additional sites and leases for two additional sites in North Carolina, Pennsylvania, Massachusetts, New Jersey, Connecticut, New York, Georgia, Illinois, Colorado, California and Washington. The Company has completed preliminary feasibility studies and submitted rezoning requests on five of such sites and is conducting preliminary feasibility studies on the remaining sites. The Company's development team is negotiating purchase terms on 18 additional sites identified for development.

         The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional assisted living facilities will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected.

FACILITY ACQUISITIONS

         The Company and its predecessors have completed 13 acquisitions, including the five Southeast Properties, the California Property, five acquisitions of long-term care facilities which have been repositioned to provide Sunrise assisted living services and two acquisitions of Sunrise model facilities initially developed for third parties. During the next three years, the Company plans to acquire up to 9 additional assisted living facilities or other properties that can be repositioned as Sunrise assisted living facilities. On January 10, 1997 the Company entered into three purchase-and-sale agreements, giving the Company the right to purchase three properties in Northern California for $17.6 million. The properties include a 74-unit assisted living community in the Napa Valley; a 73-unit assisted living property in Walnut Creek that is currently under construction (acquired by the Company on February 24, 1997); and a 3.5 acre site in Oakland Hills on which the Company plans to build a 75- to 80- unit assisted living facility. Because the purchase-and-sale agreements are subject to, among other things, the satisfactory completion by the Company of a financial, accounting, regulatory and property due diligence review, there is no assurance that the acquisition of the remaining two properties will be consummated. In evaluating possible acquisitions, the Company considers, among other factors, (i) location, construction quality, condition and design of the facility, (ii) current and projected facility cash flow, (iii) the ability to increase revenue, occupancy and cash flow by providing a full range of assisted living services, (iv) costs of facility repositioning (including renovations, if any) and (v) the extent to which the acquisition will complement the Company's development plans.

         There can be no assurance that the Company's acquisition of assisted living facilities will be completed at the rate currently expected, if at all. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of the Company to integrate effectively the operations of acquired facilities. Any failure by the Company to integrate or operate acquired facilities effectively may have a material adverse effect on the Company's business, financial condition and results of operations.

NEED FOR ADDITIONAL FINANCING

         To achieve its growth objectives, the Company will need to obtain substantial additional resources to fund its development, construction and acquisition activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company expects that the number of owned and operated facilities will increase substantially as it pursues its development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

COMPANY OPERATIONS

OPERATING STRUCTURE

         The Company has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow facility-based personnel to focus on resident care, consistent with the Company's operating philosophy. Headquarters staff members in Fairfax, Virginia are responsible for: the establishment of Company-wide policies and procedures relating to, among other things, resident care, facility design and facility operations; billing and collection; accounts payable; finance and accounting; management of the Company's development and acquisition activities; development of employee training materials and programs; and providing overall strategic direction to the Company. Regional staff are responsible for: overseeing all aspects of facility-based operations, including marketing activities; resident care; the hiring of Administrators, Care Managers and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of the Company's development and acquisition plans within a given geographic region.

         The Company is currently organized into several regions. Each of the regions is headed by a Regional Senior Vice President with extensive experience in the long-term care and assisted living industries. The regional staff typically consists of a Marketing Specialist, a Resident Care Specialist and a Human Resources Specialist. The Company's largest region (the Mid-Atlantic) also has separate Marketing Specialists for existing facilities and those in development, an Activities Specialist, a Regulatory Specialist, a Dietary Specialist and a Maintenance Specialist. The Company expects that all regions will create similar staff positions as the number of facilities in those regions increases.

FACILITY STAFFING

         Each of the Company's facilities has an Administrator responsible for the day-to-day operations of the facility, including quality of care, social services and financial performance. Each Administrator receives specialized training from the Company. The Company believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional Administrators. The Administrator is supported by the Director of Resident Care, a nurse who oversees the Care Managers and is directly responsible for day-to-day care of the residents, and by the Director of Community Relations, who oversees marketing and outreach programs. Other key positions include the Director of Dining Services, the Activities Director, and in certain homes, the Director of Alzheimer's Care.

         Care Managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services (including housekeeping, meal service and resident activities). To the extent permitted by state law, nurses, or Care Managers who complete a special training program, supervise the storage and distribution of medications. The use of Care Managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same Care Manager assists the resident in dressing, dining and coordinating daily activities. The number of Care Managers working in a facility varies according to the level of care required by the residents of the facility and the numbers of residents receiving Alzheimer's Care and Plus Care services. The number of Care Managers ranges from three (Leesburg facility) to 20 (Atrium facility) on the day shifts and from two Care Managers (Leesburg) to seven Care Managers (Atrium) on the night shift.

         The Company believes that its facilities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the Care Manager duties and participate in supporting the care needs of the residents. Accounting functions are centralized so that administrative staff may devote substantially all of their time to care giving.

STAFF EDUCATION AND TRAINING

         The Company has attracted, and continues to seek, highly dedicated, experienced personnel. The Company has adopted formal training procedures and review and evaluation procedures to help ensure quality care for its residents. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete the Company's training program, which centers around its proprietary "Five-Star Educational Program." This program includes a core curriculum consisting of care basics, Alzheimer's care, resident care procedures and communication skills. For Care Managers who desire to advance into facility management, the Five-Star Education Program provides additional training in medical awareness and management skills. There are also leadership certifications in areas such as community relations, facility management, recruiting, staffing, human resources and regulations. Sunrise also has developed an "Administrator-in-Training ("AIT") Program" that places an Administrator trainee in an existing facility to learn the position based on hands-on experience and direct supervision from a current Administrator. The AIT Program is intended to ensure that enough Sunrise-trained professionals will be available to manage acquired and newly developed facilities.

QUALITY ASSURANCE

         The Company coordinates quality assurance programs at each of its facilities through its corporate headquarters staff and through its regional offices. The Company's commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by the Company. In addition to ongoing training and performance reviews of Care Managers and other employees, the Company's quality control measures include:

         Family and Resident Feedback. The Company surveys residents and family members on a regular basis to monitor the quality of services provided to residents. Approximately 30 days after moving into a facility, a resident or family member is surveyed by a Sunrise representative to inquire about their initial level of satisfaction. Thereafter, annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. A toll-free telephone line also is maintained which may be used at any time by a resident's family members to convey comments.

         Regular Facility Inspections. Facility inspections are conducted by regional vice presidents and other regional staff on at least a monthly basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

         Third-Party Reviews. To further evaluate customer service, the Company engages an independent service evaluation company to "mystery shop" the Company's facilities. These professionals assess the Company's performance from the perspective of a customer, without the inherent biases of a Company employee. Each facility is "shopped" at least three times per year in person, as well as one or more times per month by telephone. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record-keeping and coordination of medications.

MARKETING AND SALES

         The Company's marketing strategy is intended to create awareness of the Company and its services among potential residents and their family members and referral sources, such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. A central marketing staff develops overall strategies for promoting the Company throughout its markets and monitors the success of the Company's marketing efforts. Each regional office generally has at least one Marketing Specialist and each facility typically has a Director of Community Relations who oversees marketing and outreach programs. In addition to direct contacts with prospective referral sources, the Company also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities, health fairs and community receptions.

THIRD-PARTY RESIDENT SERVICES

         While the Company serves the vast majority of a resident's needs with its own staff, certain services, such as physician care, infusion therapy, physical and speech therapy and other home health care services, may be provided to residents at Sunrise facilities by third parties. Company staff assist residents in locating qualified providers for such health care services. On October 8, 1996, the Company entered into an affiliation agreement with Jefferson Health System ("JHS"), an integrated health care system located in Philadelphia, Pennsylvania, pursuant to which JHS has agreed to provide residents of Sunrise facilities located in the Philadelphia metropolitan region, on a preferred (but non-exclusive) basis, with access to certain health care services offered by JHS. Such health care services may include hospital services, physician services, rehabilitation services, home health services and products and mental health services.

COMPETITION

         The long-term care industry is highly competitive and the Company believes that the assisted living segment, in particular, will become even more competitive in the future. The Company will be competing with numerous other companies providing similar long-term care alternatives such as home health care agencies, facility-based service programs, retirement communities and convalescent centers. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategy, the Company expects to face competition in its efforts to develop and acquire assisted living facilities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than the Company. Consequently, there can be no assurance that the Company will not encounter increased competition that could limit its ability to attract residents or expand its business and that could have a material adverse effect on its business, financial condition and results of operations. Moreover, if the development of new assisted living facilities outpaces demand for those facilities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins and lower operating results. Providers of assisted living and related services compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family and physician preferences and location. As assisted living receives increased attention, the Company believes that competition will grow from new local and regional companies that operate, manage and develop assisted living facilities within the same geographic areas as the Company.

STAFFING AND LABOR COSTS

         The Company competes with various health care services providers, including other elderly care providers, in attracting and retaining qualified or skilled personnel. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package to compete effectively for personnel. In anticipation of the Company's growth plans, the Company's general and administrative expenses (which consist primarily of staffing and labor expenses, including hiring additional staff and increasing the salary and benefits of existing staff) have increased from 12.3% of operating revenue for 1994 to 18.5% of operating revenue for 1995 and 21.2% of operating revenue for 1996. There can be no assurance that the Company's labor costs will not continue to increase as a percentage of operating revenue. Any significant failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

         The Company's facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities, although requirements vary from state to state. In general, these requirements address, among other things: personnel education, training, and records; facility services, including administration of medication, assistance with self-administration of medication, and limited nursing services; monitoring of resident wellness; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities, including in some states the right to receive certain health care services from providers of a resident's choice. Certain of the Company's facilities are also licensed to provide independent living services which generally involve lower levels of resident assistance. In several states in which the Company operates or intends to operate, assisted living facilities also require a certificate of need before the facility can be opened. In most states, assisted living facilities also are subject to state or local building code, fire code and food service licensure or certification requirements. Like other health care facilities, assisted living facilities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives deficiency reports. The Company reviews such reports and seeks to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions.

         Any failure by the Company to comply with applicable requirements could have a material and adverse effect on the Company's business, financial condition and results of operations. Regulation of the assisted living industry is evolving and the Company's operations could also be adversely affected by, among other things, future regulatory developments such as mandatory increases in scope and quality of care to be afforded residents and revisions to licensing and certification standards. Increased regulatory requirements could increase costs of compliance with such requirements.

         Virginia state and local authorities initiated actions in 1995 alleging that the Company permitted non-ambulatory residents to reside at the Company's Gunston and Countryside facilities in violation of state licensure requirements and the state building code. The Company entered into consent decrees, pursuant to which it agreed to permit only ambulatory residents to reside at the facilities until the buildings had been upgraded to meet more stringent fire code requirements for non-ambulatory residents. During 1995, the Company made capital improvements to these two facilities at an aggregate cost of approximately $1.1 million. The Company recently has received the issuance of new licenses that would enable non-ambulatory residents to reside at these facilities. The Countryside license is provisional requiring reinspection by May 31, 1997.

         The Company also is subject to Federal and state anti-remuneration laws, such as the Medicare/ Medicaid anti-kickback law which govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

         Management is not aware of any non-compliance by the Company with applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL RISKS

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, or acquired or operated by the Company in the future, could have an adverse effect on the Company's business, financial condition and results of operations. Environmental audits performed on the Company's properties have not revealed any significant environmental liability that management believes would have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that existing environmental audits with respect to any of the Company's properties reveal all environmental liabilities.

LIABILITY AND INSURANCE

         The Company's business entails an inherent risk of liability. In recent years, participants in the long-term care industry, including the Company, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and significant legal costs. The Company is from time to time subject to such suits as a result of the nature of its business. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company also currently maintains professional liability insurance and general liability insurance. The Company's medical professional liability coverage is limited to $1,000,000 per occurrence and $3,000,000 in the aggregate for all claims per annual policy period. The non-medical professional liability insurance coverage is limited to $5,000,000 per wrongful act and $7,000,000 in the aggregate. The general liability insurance is limited to $1,000,000 per facility/per event, with additional specific limitations of $100,000 per event (premises damage), $5,000 per event (medical expenses) and $1,000 per event (resident's property damage). The Company also has an umbrella excess liability protection policy in the total amount of $25,000,000. There can be no assurance that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the

Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

EMPLOYEES

         At December 31, 1996, the Company had 2,275 employees, including 1,385 full-time employees, of which 97 were employed at the Company's headquarters. The Company believes employee relations are good.

ITEM 2.  PROPERTIES.

         The Company leases its corporate and regional office space under various leases. The leases have terms of five years with an option to terminate after twelve months from the most recent expansion commencement, or January 1, 1997. The initial annual lease payments amount to $258,000, and the base rent is subject to annual increases based on the Consumer Price Index from a minimum of 2% to a maximum cap of 3% per year. Various other leases expire on June 15, 1999 and September 30, 2001.

         The Company also has entered into operating leases for four facilities and long-term ground lease related to another facility, each of which are currently under construction and are expected to commence operation in 1997. The operating lease terms vary from fifteen years, with two ten-year extension options to seventy-three years. The ground lease has a term of ninety-nine years. For information regarding facilities owned by the Company or in which it holds interests, see "Item 1. Business -- Owned Facilities" and "-- Facility Development."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SNRZ." Other information set forth under the caption "Corporate Information" on page 37 of the Company's 1996 Annual Report to Stockholders is incorporated by reference herein.

        On January 19, 1996, the Company issued an aggregate of 1,000,000 shares of Series B Exchangeable Preferred Stock to three institutional investors and certain affiliates thereof for $10,000,000. These securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act.

        On March 19, 1996, the Company issued warrants covering 50,000 shares of Common Stock to a lender. The warrants have a per share exercise price equal to $17.00. These securities were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

        On May 28, 1996, the Company issued 52,500 shares of Common Stock to a director of the Company in exchange for a 30% membership interest held by the director in one of the Company's facilities. These securities were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information set forth under the caption "Selected Financial and Operating Data" on page 18 of the Company's 1996 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 to 23 of the Company's 1996 Annual Report to Stockholders is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated and combined financial statements set forth on pages 24 to 34 of the Company's 1996 Annual Report to Stockholders are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the captions "Election of Directors -- Information as to Nominees and Other Directors," "-- Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 to 5 and 14 in the Company's 1997 Annual Meeting Proxy Statement is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information set forth under the captions "Compensation of Directors" and "Executive Compensation and Other Information" on pages 7 and 8 to 11 in the Company's 1997 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities" on pages 24 to 27 of the Company's 1997 Annual Meeting Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption "Certain Transactions" on page 14 and 15 of the Company's 1997 Annual Meeting Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  List of documents filed as part of Form 10-K.

             (1)  Financial Statements:

                  Consolidated Balance Sheets -- December 31, 1996 and 1995.

                  Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and Combined Statement of Operations of Sunrise Entities for the year ended December 31, 1994.

                  Consolidated Statements of Changes in Stockholders'
                  (Deficit) Equity and Combined Statement of Owners' Deficit of Sunrise Entities.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and Combined Statement of Cash Flows of Sunrise Entities for the year ended December 31, 1994.

                  Notes to Consolidated and Combined Financial Statements.

                  Report of Independent Auditors.

                  The remaining information appearing in the Company's 1996 Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

             (2)  Financial Statements Schedules:

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

             (3)  Exhibits:

                  The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits on pages 25 to 30 and are incorporated by reference herein.

        (b)   Reports on Form 8-K.

              None.

        (c)   Exhibits.

              The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the Index to Exhibits.

        (d)   Financial Statement Schedules.

              Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUNRISE ASSISTED LIVING, INC.
                                             -----------------------------
                                                       Registrant



                                      By:      /s/   PAUL J. KLAASSEN
                                             -----------------------------
                                             Paul J. Klaassen
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer

                                                        3/26/97
                                             -----------------------------
                                                         Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  PAUL J. KLAASSEN                            3/26/97
    ---------------------------------        -----------------------------
    Paul J. Klaassen                                     Date
    Chairman of the Board, President
    and Chief Executive Officer
    (Principal Executive Officer)


By:   /s/  DAVID W. FAEDER                             3/31/97
    ---------------------------------        -----------------------------
    David W. Faeder                                      Date
    Executive Vice President, Chief
    Financial Officer and Director
    (Principal Financial Officer)


By:   /s/  LARRY E. HULSE                              3/31/97
    ---------------------------------        -----------------------------
    Larry E. Hulse                                       Date
    Controller
    (Principal Accounting Officer)


By:   /s/  RONALD V. APRAHAMIAN                        3/26/97
    ---------------------------------        -----------------------------
    Ronald V. Aprahamian                                 Date
    Director

By:
    ---------------------------------        -----------------------------
    Thomas J. Donohue                                    Date
    Director


By:  /s/  RICHARD A. DOPPELT                           3/26/97
    ---------------------------------        -----------------------------
    Richard A. Doppelt                                   Date
    Director


By:  /s/  TERESA M. KLAASSEN                           3/31/97
    ---------------------------------        -----------------------------
    Teresa M. Klaassen                                   Date
    Executive Vice President,
    Secretary and Director


By:  /s/  SCOTT F. MEADOW                              3/27/97
    ---------------------------------        -----------------------------
    Scott F. Meadow                                      Date
    Director


By:  /s/  DARCY J. MOORE                               3/26/97
    ---------------------------------        -----------------------------
    Darcy J. Moore                                       Date
    Director


By:  /s/  TIMOTHY S. SMICK                             3/31/97
    ---------------------------------        -----------------------------
    Timothy S. Smick                                     Date
    Executive Vice President,
    Chief Operating Officer and Director

                               INDEX TO EXHIBITS


                                                                      Page (by
                                                                     Sequential
Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

2.1 Purchase and Sale Agreement dated July 31, 1996 between the Company and Laing Properties &
           Subsidiaries, Inc. (Exhibit 2.1 to the Company's Form
           S-1 Registration No. 333-13731).

2.2 Purchase Agreement dated October 4, 1996 by and between Sunrise Development, Inc., a wholly owned subsidiary of the Company, and Birtcher Properties, Ltd. (Exhibit 2.1 to the Company's Form 8-K dated February 17, 1997).

2.3 Amendment to Purchase Agreement dated December 5, 1996 between Sunrise Development, Inc. and Birtcher
           Properties, Ltd. (Exhibit 2.2 to the Company's Form
           8-K dated February 17, 1997).

3.1        Restated Certificate of Incorporation of the Company
           (Exhibit 3.1 to the Company's Form S-1 Registration
           Statement No. 333- 13731).

3.2        Amended and Restated Bylaws of the Company (Exhibit
           3.2 to the Company's Form S-1 Registration Statement
           No. 333-13731).

4.1        Form of Common Stock certificate (Exhibit 4.1 to the
           Company's Form S-1 Registration Statement No.
           333-13731).

4.2        Stockholder Rights Agreement (Exhibit 4.2 to the
           Company's Form S-1 Registration Statement No.
           333-13731).

10.1 Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa
           Klaassen and the Company (Exhibit 10.1.1 to the Company's Form S-1 Registration Statement No.
           333-2582).

10.2 Assignment and Contribution Agreement, dated as of January 4, 1995, by and between Paul J. Klaassen and Teresa M. Klaassen, Sunrise Partners, L.P. and Sunrise Assisted Living Investments, Inc. (Exhibit 10.1.2 to the Company's Form S-1 Registration Statement No. 333-2582).

                                                                      Page (by
                                                                     Sequential
Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

10.3 Letter Agreement, dated January 4, 1995, from Paul J. Klaassen and Teresa M. Klaassen to the Series A Preferred Stockholders regarding cash distributions from Sunrise Retirement Investments, Inc., Sunrise Terrace of Gunston, Inc., Sunrise Terrace of Countryside, Inc. and Sunrise Atrium, Inc. (Exhibit
           10.19 to the Company's Form S-1 Registration Statement
           No. 33-2852).

10.4       Series A and Series B Preferred Stock Purchase
           Agreement, dated as of December 19, 1994, by and between the Company and the purchasers listed therein
           (Exhibit 10.2 to the Company's Form S-1 Registration
           No. 333-2582).

10.5 Registration Agreement, dated January 4, 1995, by and among the Company, the Investors (as defined therein) and Paul and Teresa Klaassen (Exhibit 10.3 to the Company's Form S-1 Registration Statement No. 333-2582).

10.6 Promissory Note, dated June 8, 1994, executed by Sunrise Assisted Living Limited Partnership in favor of General Electric Capital Corporation (Exhibit 10.4 to the Company's Form S-1 Registration Statement No. 333-2582).

10.7       Indemnity Agreement dated as of June 8, 1994 by Paul
           J. Klaassen and Teresa M. Klaassen to and for the benefit of General Electric Capital Corporation
           (Exhibit 10.4.1 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.8       First Loan Modification Agreement dated as of February
           15, 1996 by and between General Electric Capital
           Corporation and Sunrise Assisted Living Limited
           Partnership (Exhibit 10.4.2 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.9       Second Loan Modification Agreement dated as of May 1,
           1996 by and between General Electric Capital
           Corporation and Sunrise Assisted Living Limited
           Partnership (Exhibit 10.4.3 to the Company's Form S-1
           Registration Statement No. 333-2582).

                                                                      Page (by
                                                                     Sequential
Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

10.10 Letter Agreement dated as of May 1, 1996 by and between General Electric Capital Corporation and
           Sunrise Assisted Living Limited Partnership (Exhibit
           10.4.4 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.11 Letter agreement dated as of December 30, 1996 by and between General Electric Capital Corporation and
           Sunrise Assisted Living Partnership.

10.12      Third Loan Modification Agreement dated as of March 4,
           1997 by and between General Electric Capital
           Corporation and Sunrise Assisted Living Limited
           Partnership.

10.13 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Arlington, Bluemont Park and Falls Church) (Exhibit
           10.5 to the Company's Form S-1 Registration Statement
           No. 333-2582).

10.14 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Gunston and Oakton) (Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 333-2582).

10.15 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and financing Statement, dated as of June 8, 1994 (Fairfax Leasehold) (Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 333-2582).

10.16 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Warrenton) (Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 333-2582).

10.17 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Countryside and Leesburg) (Exhibit 10.9 to the Company's Form S-1 Registration Statement No. 333-2582).

                                                                      Page (by
                                                                     Sequential
Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

10.18      First Mortgage and Security Agreement, Assignment of
           Leases and Rents, Fixture Filing and Financing
           Statement, dated as of June 8, 1994 (Boca Raton)
           (Exhibit 10.10 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.19 First Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing
           Statement, dated as of June 8, 1994 (Frederick)
           (Exhibit 10.11 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.20 First Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, Dated as of June 8, 1994 (Mercer Island) (Exhibit 10.12 to the Company's Form S-1 Registration Statement No. 333-2582).

10.21 1995 Stock Option Plan, as amended (Exhibit 10.13 to the Company's Form S-1 Registration Statement No.
           333-2582).

10.22 1996 Directors' Stock Option Plan (Exhibit 10.13.1 to the Company's Form S-1 Registration Statement No.
           333-2582).

10.23 Stock Option Agreement, entered into, effective as of January 4, 1995, by and between the Company and David
           W. Faeder (Exhibit 10.14 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.24 Amendment No. 1 to Stock Option Agreement by and between the Company and David W. Faeder (Exhibit
           10.14.1 to the Company's Form S-1 Registration
           Statement No. 333-13731).

10.25 1996 Non-Incentive Stock Option Plan (Exhibit 4.5 to the Company's Form S-8 Registration Statement No.
           333-21817).

10.26 Amended and Restated Lease Agreement and Assignment of Leasehold Right, dated June 6, 1994, by and among Barbara M. Volentine and Teresa M. Klaassen, the Executor of the Estate of Eldon J. Merritt, Sunrise Assisted Living Limited Partnership Assisted Living Group -- Fairfax Associates, and Sunrise Foundation, Inc. (Exhibit 10.15 to the Company's Form S-1 Registration Statement No. 333-2582).

                                                                      Page (by
                                                                     Sequential
Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

10.27 Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul
           J. Klaassen and Teresa M. Klaassen (Exhibit 10.16 to the Company's Form S-1 Registration Statement No. 333-2582).

10.28      Amended and Restated Agreement of Sublease,
           Indemnification and Easements dated February 5, 1995 by and between Assisted Living Group -- Fairfax
           Associates and Sunrise Foundation, as amended (Exhibit
           10.17 to the Company's Form S-1 Registration Statement
           No. 333-2582).

10.29 Sunrise Village House LLC Operating Agreement, dated as of April 15, 1993, by and between Paul J. Klaassen and Teresa M. Klaassen and Thomas Donohue and
           Elizabeth Donohue, as amended (Exhibit 10.18 to the Company's Form S-1 Registration Statement No.
           333-2582).

10.30      Membership Interest Purchase Agreement among the
           Company and Thomas and Elizabeth Donohue (Exhibit
           10.23 to the Company's Form S-1 Registration Statement
           No. 333-13731).

10.31 Loan Agreement, dated as of March 19, 1996, between the Company and Creditanstalt-Bankverein (Exhibit
           10.20 to the Company's Form S-1 Registration Statement
           No. 333-2582).

10.32 Warrant Agreement, dated as of March 19, 1996, between the Company and Creditanstalt-Bankverein (Exhibit
           10.21 to the Company's Form S-1 Registration Statement
           No. 333-2582).

10.33 Commitment Letter for $80,000,000 syndicated line of credit for Construction/Interim Loans from
           NationsBank, N.A. to an entity to be formed by Sunrise
           Assisted Living, Inc. (Exhibit 10.22 to the Company's
           Form S-1 Registration Statement No. 333-2582).

10.34 Form of Indemnification Agreement (Exhibit 10.24 to the Company's Form S-1 Registration Statement No.
           333-2582).

13 1996 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

Exhibit                                                               Numbering
Number                    Identity of Exhibit                          System)
------                    -------------------                          -------

21         Subsidiaries of the Company.

23         Consent of Ernst & Young LLP.

27         Financial Data Schedule.