Form 10-Q
period 1997-03-31
SUNRISE ASSISTED LIVING INC
filed 1997-05-15
CIK 1011064

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Period Ended March 31, 1997

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From               to
                                                             -------------
         -------------

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

                                Yes      X            No
                                    ---------            ---------


          As of May 12, 1997, there were 18,670,397 shares of the Registrant's Common Stock outstanding.

================================================================================

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                 MARCH 31, 1997


                                      INDEX



         PART I.   FINANCIAL INFORMATION                                               PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1997 and
                  December 31, 1996                                                     3

                  Consolidated Statements of Operations for the three
                  months ended March 31, 1997 and 1996                                  4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996                                  5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                 11


         PART II.  OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of Security Holders          17

                  Item 6. Exhibits and Reports on Form 8-K                             17

                  Signatures                                                           19

PART I.  FINANCIAL INFORMATION

                        SUNRISE ASSISTED LIVING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                March 31,           December 31,
                                                                                  1997                  1996
                                                                            -----------------------------------------
                                                                               (Unaudited)             (Note)

          ASSETS
          Current assets:
              Cash and cash equivalents                                              $ 80,664             $101,811
              Accounts receivable, less allowance of  $1,043
                     and $927                                                           1,230                1,522
              Marketable securities                                                     5,058                8,322
              Prepaid and other current assets                                          1,985                2,394
                                                                            -------------------   -------------------
                     Total current assets                                              88,937              114,049
          Property and equipment, net                                                 262,245              216,711
          Investment                                                                    5,750                5,750
          Restricted cash and cash equivalents                                          2,685                1,720
          Other assets                                                                  6,420                4,609
                                                                            -------------------   -------------------
                     Total assets                                                    $366,037             $342,839
                                                                            ===================   ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
              Accounts payable and accrued expenses                                  $  7,291             $  8,331
              Deferred revenue                                                          2,240                2,988
              Other current liabilities                                                   905                  103
              Current maturities of long-term debt                                        926                  772
                                                                            -------------------   -------------------
                     Total current liabilities                                         11,362               12,194
          Notes payable to affiliated partnerships                                        191                1,421
          Interests in unconsolidated partnerships                                        811                  822
          Long-term debt, less current maturities                                     166,418              142,351
                                                                            -------------------   -------------------
                     Total liabilities                                                178,782              156,788
          Minority interests                                                              227                  227
          Preferred stock, $0.01 par value, 10,000,000 shares
              authorized, no shares issued and outstanding
           Common stock, $0.01 par value, 60,000,000 shares
              authorized, 18,664,607 and 18,529,869 shares issued
              and outstanding in 1997 and 1996                                            187                  185
          Contributed capital                                                         202,342              201,274
          Accumulated deficit                                                         (15,501)             (15,635)
                                                                            -------------------   -------------------
                     Total stockholders' equity                                       187,028              185,824
                                                                            -------------------   -------------------
                     Total liabilities and stockholders' equity                      $366,037             $342,839
                                                                            ===================   ===================



               Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                         1997                 1996
                                                                                   ------------------ -------------------

         Operating revenue:
             Resident fees                                                         $       15,953        $        9,096
             Management services income                                                       591                   642
                                                                                   ----------------      ----------------
                                                                                           16,544                 9,738
         Operating expenses:
             Facility operating expenses                                                    9,921                 6,064
             Facility development and pre-rental expenses                                   1,923                   184
             General and administrative                                                     2,832                 2,121
             Depreciation and amortization                                                  1,584                   811
                                                                                   ----------------      ----------------
                                                                                           16,260                 9,180

         Income from operations                                                               284                   558

         Other income (expense):
             Interest income                                                                1,419                   277
             Interest expense                                                              (1,601)               (2,624)
                                                                                   ----------------      ----------------
                  Total other expense                                                        (182)               (2,347)


         Equity in earnings of
             unconsolidated partnerships                                                       32                    29
         Minority interests                                                                    -                     52
                                                                                   ----------------      ----------------

         Net income (loss)                                                         $          134        $       (1,708)
                                                                                   ================      ================

         Net income per share data:
         -------------------------

         Net income per weighted average common share outstanding                  $         0.01
                                                                                   ================

         Weighted average number of common shares outstanding                          18,560,163
                                                                                   ================



                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                         1997                 1996
                                                                                  -------------------------------------

         OPERATING ACTIVITIES:
             Net income (loss)                                                          $    134              $(1,708)
             Adjustments to reconcile net income (loss) to net cash
               provided by operating activities:
                 Equity in earnings of unconsolidated partnerships                           (32)                 (29)
                 Minority interests                                                             -                 (52)
                 Provision for bad debts                                                     116                  142
                 Accretion of interest on marketable securities                              (56)                    -
                 Depreciation and amortization                                             1,584                  811
                 Amortization of financing costs and discount on long-term debt              128                  114
                 Changes in operating assets and liabilities:
                   (Increase) decrease:
                     Accounts receivable                                                     175                 (232)
                     Prepaid and other current assets                                        409               (1,523)
                     Other assets                                                         (1,523)                (103)
                   Increase (decrease):
                     Accounts payable and accrued expenses                                (1,040)                 493
                     Deferred revenue                                                        219                  229
                     Other liabilities                                                        79                  (16)
                                                                                  ----------------     ----------------
         Net cash provided by (used in) operating activities                                 193               (1,874)

         INVESTING ACTIVITIES:
             Increase in restricted cash and cash equivalents                               (965)                (479)
             Acquisition of interests in facilities                                             -                (193)
             Investment in property and equipment                                        (43,536)             (14,531)
             Proceeds from maturities of marketable securities                             3,320                     -
             Distribution from investment in unconsolidated partnerships                       -                  (19)
                                                                                  ----------------     ----------------
         Net cash used in investing activities                                           (41,181)             (15,222)

         FINANCING ACTIVITIES:
             Organization costs paid                                                        (320)                (101)
             Net proceeds from sale of Series B exchangeable preferred stock                    -              10,000
             Net proceeds from exercised options                                           1,071                     -
             Distributions to partners                                                          -                (390)
             Net investment of minority interest                                                -                 (10)
             Additional borrowings under long-term debt                                   20,145                7,840
             Repayment of long-term debt                                                    (245)                 (96)
             Financing costs paid                                                           (302)                (334)
             Repayment of related party note payable                                        (508)                 (19)
                                                                                  ----------------     ----------------
         Net cash provided by financing activities                                        19,841               16,890
                                                                                  ----------------     ----------------
         Net decrease in cash and cash equivalents                                       (21,147)                (206)
         Cash and cash equivalents at beginning of period                                101,811                6,252
                                                                                  ----------------     ----------------
         Cash and cash equivalents at end of period                                     $ 80,664              $ 6,046
                                                                                  ================     ================

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


             1.  BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 1997 and 1996 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

                  Certain 1996 balances have been reclassified to conform with the 1997 presentation.


             2.  LONG-TERM DEBT

                  Long-term debt was $167.3 million at March 31, 1997, excluding notes payable to affiliated entities, compared to $144.1 million at December 31, 1996.

                  The Company has an $87.0 million dollar multi-property
            mortgage (the "Multi-Property Mortgage"), collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, which consists of 15 facilities. The Multi-Property Mortgage consists of two separate debt classes: Class (A) in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; Class (B) in the amount of $22.0 million bears a variable interest rate. In June 1996, the interest rate applicable to the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75% and effective March 4, 1997, it was further reduced to LIBOR plus 1.75%.

                  The Company has obtained a commitment (subject to certain
             conditions including syndication) from a financial institution for a $90.0 million line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities of a wholly-owned subsidiary of the Company. As of March 31, 1997, the Company had closed $58.0 million of the total commitment. The Company guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.5%. As part of this credit facility, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under this credit facility, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. As of March 31, 1997 there were $23.7 million of advances outstanding under this facility.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


             2.  LONG-TERM DEBT (CONTINUED)

                  A subsidiary of the Company has received a commitment for a
             $51.0 million revolving construction credit facility. The Company closed $15.4 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of March 31, 1997 there were $2.3 million of advances outstanding under this facility.

                  The Company also has obtained a $13.0 million unsecured credit facility to be used for development, acquisitions and working capital needs. The credit facility is for a term of five years. Advances under the facility bear interest at a rate per annum, fluctuating daily, equal to (at the Company's choice) either 1.5% plus the greater of (i) the lender's prime lending rate and (ii) the Federal funds rate plus 0.5%, or the average LIBOR rate for one, two, three, and six months, divided by one minus a reserve percentage. The reserve percentage is that of maximum reserve requirement for member banks of the Federal Reserve System in New York City. The Company issued to the lender warrants to purchase a total of 50,000 shares of common stock. The per share exercise price of the warrants is $17.00. There were no amounts outstanding under the unsecured credit facility at March 31, 1997.


             3.  MARKETABLE SECURITIES

                  At March 31, 1997, marketable securities consisted of
             high-quality commercial paper with maturities not greater than 182 days at the date of purchase. These securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. The carrying amount of these securities approximates their market value at March 31, 1997.


             4.  STOCK OPTION PLANS

                  The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors for a fixed number of shares with an exercised price generally equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to the Employees and accordingly recognizes no compensation expense for the stock option grants.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


             4.  STOCK OPTION PLANS (CONTINUED)

                  A summary of the Company's stock option activity and related information as of March 31, 1997, are presented below:



                                                                                                   WEIGHTED-
                                                                                SHARES              AVERAGE
                FIXED OPTIONS                                                    (000)           EXERCISE PRICE
                ---------------------------------------                    -----------------------------------------
                Outstanding - December 31,1996                                    2,557              $17.79
                Granted                                                               -                   -
                Exercised                                                          (134)              10.01
                Forfeited                                                            (9)              18.88

                ---------------------------------------                    =========================================
                Outstanding - March 31, 1997                                      2,414              $18.22
                                                                           =========================================

                Exercisable - March 31, 1997                                        397
                                                                           ==============


                  The following table summarizes information about stock options outstanding at March 31, 1997:

                                                   Options Outstanding                         Options Exercisable
                                   ----------------------------------------------------- --------------------------------
                                                     Weighted-Average    Weighted-Average                     Weighted
                Range of               Number            Remaining       Exercise Price       Number          average
                Exercise Prices      Outstanding     Contractual Life                    exercisable (000)    Exercise
                                        (000)                                                                  Price
                ------------------ ---------------- -------------------- --------------- ------------------ -------------
                $ 3.00 to   8.00         589               8.22              $  6.29            213            $   7.07
                  10.50 to 20.00         681               9.06                16.23            137               18.14
                  21.50 to 25.63       1,144               9.70                25.53             47               25.63

                                   ================                                      ==================
                $  3.00 to 25.63       2,414                                                    397
                                   ================                                      ==================


             5.  COMMITMENTS AND CONTINGENCIES

                  On June 8, 1994, the Company exchanged a minority interest in an operating facility for all of the operating assets of three related limited partnerships (the "LPs"). The Company does not directly own any interest in the LPs. In addition, the Company has unconditionally guaranteed any amounts required by the three LPs to honor the LP's commitments in 1997, to provide a guaranteed 9% return to the limited partners and to repurchase the limited partnership interests of the limited partners. To date, funding by the Company has been $2.4 million. The guarantees are considered to be contingent acquisition costs. As such, the carrying value of the net assets acquired in the exchange have been increased by the amount funded.

                  The Company's previously announced three-year growth
             objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of five such new model facilities with a resident capacity of 471 (Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA and Columbia, MD) and has obtained zoning approval for 25 new facilities with a resident capacity of 2,197, including 20 facilities currently under construction. The Company has also entered into contracts to purchase 23 additional sites and to lease two additional sites, and is negotiating purchase terms for the remaining sites. The Company intends to pursue additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


             6.  ACQUISITIONS

                  On January 10, 1997, the Company entered into three
             purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million.
             One property was leased by the Company on March 31, 1997 for a period of one year with an option to purchase at the end of that lease, and a second property that is currently under construction was acquired by the Company on February 24, 1997 for a purchase price of $8.4 million. Because the purchase and sale agreements are subject to, among other things, the satisfactory completion by the Company of a financial, accounting, regulatory and property due diligence review, there is no assurance that the acquisition of the remaining properties will be consummated.

                  On May 1, 1997, the Company purchased the minority 50%
             interest held by an unrelated partnership in the Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule specified in the LLC operating agreement.

                  On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. The pro forma unaudited results of operations for the three-month periods ended March 31, 1997 and 1996, assuming consummation of each purchase as of January 1, are as follows (in thousands, except per share amounts):

                                                                                           March 31,
                                                                          ---------------------------------------------
                                                                                  1997                      1996
                                                                          ----------------------      -----------------
               Operating revenue                                                  $  16,842               $  10,563
               Net income (loss)                                                  $     217               $  (1,533)
               Net income per weighted average
                   common share outstanding
                                                                                  $     .01

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


             7.  NET INCOME PER SHARE

                  In February 1997, the Financial Accounting Standards Board
             issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 is not expected to be material.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULT OF OPERATIONS

                  Management's discussion and analysis contains certain
             forward-looking statements relating to the Company's development and acquisition programs over the next three years that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others, development and construction risks, acquisition risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Unless the context suggests otherwise, references herein to the "Company" or "Sunrise" means Sunrise Assisted Living, Inc. and its subsidiaries.

             OVERVIEW

                  The Company is a leading provider of assisted living services to the elderly. The Company currently operates 42 facilities in 11 states with a capacity of approximately 3,800 residents, including 37 facilities owned by the Company or in which it has ownership interests and five facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party.

                  The Company reported net income of $0.1 million, or $0.01 per share, on revenues of $16.5 million for the three months ended March 31, 1997, compared to a net loss of $1.7 million on revenues of $9.7 million for the three months ended March 31, 1996.

                  On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. On January 10, 1997, the Company entered into three purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million. One property was leased by the Company on March 31, 1997 for a period of one year with an option to purchase at the end of that lease, and a second property that is currently under construction was acquired by the Company on February 24, 1997 for a purchase price of $8.4 million. Because the purchase and sale agreements are subject to, among other things, the satisfactory completion by the Company of a financial, accounting, regulatory and property due diligence review, there is no assurance that the acquisition of the remaining properties will be consummated. On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated partnership in its Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule provided in the LLC operating agreement.

                  On October 8, 1996, the Company completed its acquisition of five properties located in the southeast United States for an aggregate purchase price of $34.0 million in cash with no debt assumed. The five facilities consist of 498 total units providing primarily independent and assisted living services. In March 1996, the Company acquired a 120-unit assisted living facility in Santa Rosa, California.

                  In addition to the acquisitions mentioned above, results for the quarter ended March 31, 1997 include the operations of five Sunrise model facilities opened in 1996 and 1997: Sunrise of Raleigh, in Raleigh, N.C., opened in February 1996; Sunrise of
             Blue Bell, in Blue Bell, PA., a suburb of Philadelphia, opened in October 1996; Sunrise of Columbia, in Columbia, MD., a suburb of Washington, D.C., opened in December 1996; Sunrise of Hunter Mill, in Oakton, VA., also a suburb of Washington, D.C., opened in February 1997; and Sunrise of Petaluma, in Petaluma, CA., located 35 miles north of the Golden Gate Bridge, opened in March 1997. In addition, the Company opened a Sunrise model facility in May 1997, in Springfield, VA., also a suburb of Washington, D.C. Combined resident capacity of all six opened facilities is approximately 565.

                  The Company's previously announced three-year growth
             objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of five such new model facilities with a resident capacity of 471 (Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA and Columbia, MD) and has obtained zoning approval for 25 new facilities with a resident capacity of 2,197, including 20 facilities currently under construction. The Company has also entered into contracts to purchase 23 additional sites and to lease two additional sites, and is negotiating purchase terms for the remaining sites. The Company intends to pursue additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.

             THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

                  Operating Revenue. Operating revenue for the three months
             ended March 31, 1997 increased 69.9% to $16.5 million from $9.7 million for the three months ended March 31, 1996 due primarily to the growth in resident fees. Resident fees (including community fees and fees for Basic Care (assistance with activities of daily living and other personalized support services), Assisted Living Plus Care ("Plus Care") (additional specialized care and services to residents with low acuity medical needs), and Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia and other services) for the three months ended March 31, 1997 increased 75.4% to $16.0 million from $9.1 million in the three months ended March 31, 1996. This increase was due primarily to the inclusion, for the three months ended March 31, 1997, of additional total revenue of $3.9 million generated from the operations of seven acquired facilities, $2.0 million of total revenue generated from five new Sunrise model facilities opened, additional revenue generated by increases in the average daily rate and average resident occupancy for owned facilities operated by the Company for at least twelve months totaling $0.5 million and $0.4 million, respectively. Average resident occupancy for owned facilities operated by the Company for at least 12 months, excluding facilities with temporary vacancies due to renovations or resident relocations ("Same Facilities"), increased to 93.4% for the three months ended March 31, 1997 from 91.5% for the three months ended March 31, 1996. Resident occupancy, including vacancies attributable to renovations at two facilities in order to meet requirements for accepting non-ambulatory residents and the relocation of non-ambulatory residents at a third facility, increased to 93.3% for the three months ended March 31, 1997 from 88.9% for the three months ended March 31, 1996.

                  The average daily resident fee (excluding community fees) for owned facilities operated by the Company for at least 12 months increased to $88 in the three months ended March 31, 1997 from $83 in the three months ended March 31, 1996 primarily due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

                  Management services income for the three months ended March
             31, 1997 and 1996 remained relatively constant at approximately $0.6 million.

                  Operating Expenses. Operating expenses for the three months ended March 31, 1997 increased by 77.1% to $16.3 million from $9.2 million for the three months ended March 31, 1996. The increase in operating expenses for the quarter ended March 31, 1997 was attributable primarily to the growth in facility operating and facility development and pre-rental expenses.

                  Facility operating expenses for the three months ended March
             31, 1997 increased 63.6% to $9.9 million from $6.1 million in the three months ended March 31, 1996. As a percentage of operating revenue, facility operating expenses in the three months ended March 31, 1997 declined to 60.0% from 62.3% in the three months ended March 31, 1996. All of the $3.8 million increase was attributable to expenses from the operations of seven acquired and five developed facilities. Facility operating expenses at existing facilities remained constant.

                  Facility development and pre-opening expenses for the three months ended March 31, 1997 increased $1.7 million to $1.9 million from $0.2 million for the three months ended March 31, 1996. This was due to a $0.9 million increase in facility start up costs, a $1.4 million increase in non-capitalized labor and related development costs offset, in part, by an increase in other capitalized expenses of $0.6 million. There are 20 facilities currently under construction compared to four facilities at March 31, 1996.

                  General and administrative expenses in the three months ended
             March 31, 1997 increased 33.6% to $2.8 million from $2.1 million in the three months ended March 31, 1996. As a percentage of operating revenue, general and administrative expenses in the three months ended March 31, 1997 decreased to 17.1% from 21.8% in the three months ended March 31, 1996. Of the $0.7 million increase in general and administrative expenses in the three months ended March 31, 1997, $0.2 million was related to labor costs, including $0.1 million attributable to hiring and training additional staff and $0.1 million related to salary increases and benefits of existing headquarters and regional office staff. The remaining $0.5 million was attributable to increases in various other corporate expenses.

                  Depreciation and amortization in the three months ended March
             31, 1997 compared to the three months ended in March 31, 1996 increased $0.8 million, or 95.4%, to $1.6 million primarily due to the acquisition of assets from seven facilities and the opening of five Sunrise model facilities.

                  Other income (expense). Interest income increased to $1.4
             million for the three months ended March 31, 1997 compared to $0.3 million for the three months ended March 31, 1996. This increase was due primarily to the investment of funds received from the Company's initial public offering and follow-on public offering completed during 1996. Interest expense decreased for the three months ended March 31, 1997 to $1.6 million from $2.6 million for the three months ended March 31, 1996. Of this decrease, $0.4 million was due to the elimination of a 25% participation interest on the Multi-Property Mortgage and reduction of the interest rate applicable to $22.0 million outstanding of variable rate indebtedness, offset, in part, by a $0.6 million increase of interest for additional borrowings related to new Sunrise model facilities in operation. Capitalized interest increased by $1.2 million corresponding to the increase in the number of facilities currently under construction discussed above.

                  Net income loss. The Company had net income of $0.1 million for the three months ended March 31, 1997, compared to a net loss of $1.7 million for the three months ended March 31, 1996. The $1.8 million change was primarily attributable to a $6.8 million increase in operating revenue coupled with both a $1.0 million decrease in interest expense and a $1.1 million increase in interest income offset, in part, by a $7.1 million increase in operating expenses.

             LIQUIDITY AND CAPITAL RESOURCES

                  To date, the Company has financed its operations from
             long-term borrowings, equity offerings and cash generated from operations. At March 31, 1997, the Company had $167.3 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 8.4%. Of such amount, the Company had $78.9 million of fixed-rate debt (excluding a $1.7 million loan discount) at a weighted average interest rate of 8.3%, and $88.4 million of variable rate debt at a weighted average interest rate of 8.6%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

                  At March 31, 1997, the Company had approximately $80.7 million in unrestricted cash and cash equivalents, $77.6 million in net working capital, including $68.7 million in high quality short-term investments (A1/P1 rated) with maturities no more than 182 days, and $128.0 million of unused lines of credit.

                  Working capital decreased to $77.6 million at March 31, 1997, compared to $101.9 million as of December 31, 1996, primarily due to the Company's continued investment in the development of Sunrise model facilities funded by available working capital and additional debt.

                  Net cash provided by operating activities for the three months ended March 31, 1997 was approximately $0.2 million as compared to net cash used in operations of $1.9 million for the three months ended March 31, 1996.

                  For the three months ended March 31, 1997 and 1996, the
             Company used cash in investing activities of $41.2 million and $15.2 million, respectively. Investing activities included $43.5 million and $14.5 million used for construction of assisted living facilities for each period, respectively.

                  On June 8, 1994, the Company exchanged a minority interest in an operating facility for all of the operating assets of three related limited partnerships (the "LPs"). The Company does not directly own any interest in the LPs. In addition, the Company has unconditionally guaranteed any amounts required by the three LPs to honor the LP's commitments in 1997, to provide a guaranteed 9% return to the limited partners and to repurchase the limited partnership interests of the limited partners. To date, funding by the Company has been $2.4 million. The guarantees are considered to be contingent acquisition costs. As such, the carrying value of the net assets acquired in the exchange have been increased by the amount funded.

                  Net cash provided by financing activities was $19.8 million and $16.9 million for the three months ended March 31, 1997 and 1996, respectively. Cash provided by financing activities for the three months ended March 31, 1997 included $20.1 million in additional borrowings. Cash provided by financing activities for the three months ended March 31, 1996 included $10.0 million of net proceeds from the sale of Series B Exchangeable Preferred Stock (redeemed in June of 1996) and $7.8 million in additional borrowings.

                  The Company's previously announced three-year growth
             objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of five such new model facilities with a resident capacity of 471 (Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA and Columbia, MD) and has obtained zoning approval for 25 new facilities with a resident capacity of 2,197, including 20 facilities currently under construction. The Company has also entered into contracts to purchase 23 additional sites and to lease two additional sites, and is negotiating purchase terms for the remaining sites. The Company intends to pursue additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.

                  The Company currently estimates that existing working capital and financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. Additional financing will be required to complete the Company's growth plans or to refinance existing indebtedness if cash flows from operations do not increase as a result of planned growth. There can be no assurance that such financing will be available on acceptable terms.

                  The Company has obtained a commitment (subject to certain
             conditions including syndication) from a financial institution for a $90.0 million credit facility for construction and interim loans to finance the development of up to 10 assisted living facilities by a wholly owned subsidiary of the Company. To date, of this total credit facility, the Company has closed $58.0 million. The Company guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.5%. As part of this credit facility, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under this credit facility, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. As of March 31, 1997 there were $23.7 million of advances outstanding under this facility.

                  A subsidiary of the Company has received a commitment for a
             $51.0 million revolving construction credit facility. As of March 14, 1997, the Company had closed $15.4 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgage on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of March 31, 1997 there were $2.3 million of advances outstanding under this facility.

                  The Company also has a $13.0 million, five-year unsecured
             credit facility to be used for development, acquisition and working capital needs. There were no amounts outstanding with this credit facility at March 31, 1997.

                  The Company's financing documents contain financial covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) require that the Company's founders, Paul Klaassen and Teresa Klaassen, maintain ownership of at least 20% of the Common Stock and that one of them serves as Chairman of the Board and President of the Company, (iii) require consent for changes in management or control of the Company, (iv) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, and (v) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

                  At March 31, 1997 the Company had stockholders' equity of
             $187.0 million compared to stockholders' equity of $185.8 million at December 31, 1996. The change resulted primarily from (i) adding the receipt of net proceeds of $1.1 million from common shares issued from the exercise of stock options granted, and (ii) adding net income for the three months ended March 31, 1997 of $0.1 million. At March 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $15.7 million which expire from 2010 through 2011.

             IMPACT OF CERTAIN ACCOUNTING STANDARDS

                  In February 1997, the Financial Accounting Standards Board
             issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 is not expected to be material.

             PART II.  OTHER INFORMATION

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 28,1997, The Company held its 1997 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect three directors for terms of three years each; (2) to approve the 1997 Stock Option Plan; and (3) to transact such other business as may properly come before the annual meeting or any adjournments thereof.

                  The following table sets forth the names of the directors
             elected at the annual meeting for new three year terms and the number of votes cast for and withheld for each director:


                                                                         WITHHOLD
                                                                        AUTHORITY
             Directors                           FOR                     TO VOTE
             ---------                           ---                    ----------

             Thomas J. Donohue                   14,573,552              1,632,250

             David W. Faeder                     14,573,552              1,632,250

             Scott F. Meadow                     14,573,552              1,632,250

             The names of each of the other directors whose term of offices continued after the annual meeting is as follows: Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Richard A. Doppelt, Darcy J. Moore and Timothy S. Smick.

                  The 1997 stock option plan also was approved at the meeting.
             The vote tabulation was as follows: 13,726,337 votes (84.7% of the total eligible votes excluding broker-non-votes) were cast for approval of the 1997 stock option plan, 2,117,617 votes (13.1% of the total eligible votes excluding broker-non-votes) were cast against such approval, and 4,444 votes (.0002% of the total eligible votes excluding broker-non-votes) were abstentions. Broker non-votes totaled 357,404.

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  EXHIBITS

                  Exhibit No.                    Exhibit Name
                  -----------                    ------------

                        10                       1997 Stock Option Plan (incorporated herein by
                                                 reference to Exhibit 4.5 to the Company's Form S-8
                                                 Registration Statement No. 333-26837)

                        11                       Computation of Net Income Per Share

                        27                       Financial Data Schedule, which is submitted
                                                 electronically to the Securities and Exchange Commission
                                                 for information only and is not filed.

             (b)  REPORTS ON FORM 8-K

                  On March 5, 1997, the Company filed a Form 8-K with the
             Securities and Exchange Commission announcing the date of the Company's 1997 annual meeting of stockholders.

                  On February 18, 1997, the Company filed a Form 8-K with the
             Securities and Exchange Commission announcing the purchase on February 5, 1997, of a 120-unit assisted and independent living facility in Valencia, California with a resident capacity of 130 for $13.75 million in cash with no debt assumed.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of
             1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SUNRISE ASSISTED LIVING, INC.
                                  (Registrant)




Date: May 15, 1997                /S/ David W. Faeder
                                  --------------------------------------------
                                  David W. Faeder
                                  Executive Vice President and Chief
                                  Financial Officer



Date: May 15, 1997                /S/ Larry E. Hulse
                                  --------------------------------------------
                                  Larry E. Hulse
                                  Chief Accounting Officer

                                INDEX OF EXHIBITS



             Exhibit No.                             Exhibit Name                                Page
             -----------                             ------------                                ----
                  10                    1997 Stock Option Plan (incorporated
                                        herein by reference to Exhibit 4.5
                                        to the Company's Form S-8 Registration
                                        Statement No.  333-26837)

                  11                    Computation of Net Income Per Share                       21

                  27                    Financial Data Schedule, which is submitted
                                        electronically to the Securities and Exchange
                                        Commission for information only and is not filed.