Form 10-Q
period 1997-06-30
SUNRISE ASSISTED LIVING INC
filed 1997-08-14
CIK 1011064

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Period Ended June 30, 1997

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


        As of August 1, 1997, there were 18,695,750 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                                 JUNE 30, 1997


                                     INDEX



   PART I.  FINANCIAL INFORMATION                                       PAGE

   Item 1.  Financial Statements

            Consolidated Balance Sheets at June 30, 1997 and
            December 31, 1996                                            3

            Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 and six months ended
            June 30, 1997 and 1996                                       4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1997 and 1996                          5

            Notes to Consolidated Financial Statements                   6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11


   PART II. OTHER INFORMATION

   Item 5.  Other Information                                           19

   Item 6.  Exhibits and Reports on Form 8-K                            19

            Signatures                                                  21

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 June 30,           December 31,
                                                                                   1997                 1996
                                                                             -----------------------------------
                                                                                (Unaudited)            (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                                      $150,231            $101,811
   Accounts receivable, less allowance of $1,169
      and $927                                                                       2,279               1,522
   Marketable securities                                                                 -               8,322
   Prepaid and other current assets                                                  3,560               2,394
                                                                                  --------            --------
      Total current assets                                                         156,070             114,049
Property and equipment, net                                                        301,819             216,711
Investment                                                                           5,750               5,750
Restricted cash and cash equivalents                                                 2,313               1,720
Deferred financing costs, net                                                        6,685               2,967
Other assets                                                                         4,560               1,642
                                                                                  --------            --------
      Total assets                                                                $477,197            $342,839
                                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $ 14,956            $  8,331
   Deferred revenue                                                                  2,347               2,021
   Other current liabilities                                                            77                 103
   Current maturities of long-term debt                                              1,069                 772
                                                                                  --------            --------
      Total current liabilities                                                     18,449              11,227
Notes payable to affiliated partnerships                                               131               1,421
Interests in unconsolidated partnerships and
  minority interests                                                                   616               1,049
Long-term debt, less current maturities                                            270,032             143,318
                                                                                  --------            --------
      Total liabilities                                                            289,228             157,015

Preferred stock, $0.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                           -                   -
Common stock, $0.01 par value, 60,000,000 shares
  authorized, 18,690,750 and 18,529,869 shares issued
  and outstanding in 1997 and 1996                                                     187                 185
Contributed capital                                                                202,907             201,274
Accumulated deficit                                                                (15,125)            (15,635)
                                                                                  --------            --------
      Total stockholders' equity                                                   187,969             185,824
                                                                                  --------            --------
      Total liabilities and stockholders'  equity                                 $477,197            $342,839
                                                                                  ========            ========

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

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                           Three months ended                 Six months ended
                                                                 June 30,                          June 30,
                                                            1997           1996              1997           1996
                                                       -----------------------------------------------------------
Operating revenue:
  Resident fees                                           $17,763         $10,362          $33,716        $ 19,458
  Management services income                                  892             900            1,483           1,542
                                                       ----------       ---------       ----------       ---------
                                                           18,655          11,262           35,199          21,000
Operating expenses:
  Facility operating                                       11,248           6,543           21,396          12,608
  Facility development and pre-rental                         898             466            2,821             650
  General and administrative                                2,751           2,292            5,356           4,413
  Depreciation and amortization                             1,993             993            3,577           1,803
  Facility lease                                              287               -              287               -
                                                       ----------       ---------       ----------       ---------
                                                           17,177          10,294           33,437          19,474

Income from operations                                      1,478             968            1,762           1,526

Other income (expense):
  Interest income                                           1,502             423            2,921             700
  Interest expense                                         (2,665)         (2,797)          (4,266)         (5,422)
                                                       ----------       ---------       ----------       ---------
      Total other expense                                  (1,163)         (2,374)          (1,345)         (4,722)

Equity in earnings of unconsolidated partnerships
  and minority interests                                       61               8               93              89
Unusual charge (Note 8)                                         -            (981)               -            (981)
                                                       ----------       ---------       ----------       ---------
Net income (loss)                                         $   376         $(2,379)         $   510        $ (4,088)
                                                       ==========       =========       ==========       =========

Net income per share data:
--------------------------

Primary:

Net income (loss) per common and common equivalent
  share                                                   $  0.02         $ (0.33)         $  0.03        $  (0.69)
                                                       ==========       =========       ==========       =========
Weight average number of common and common
  equivalent shares outstanding                        19,555,495       8,725,356       19,577,546       7,625,366
                                                       ==========       =========       ==========       =========
Fully Diluted:

Net income per common and common equivalent share         $  0.02                          $  0.03
                                                       ==========                       ==========
Weighted average number of common and common
  equivalent shares outstanding                        19,679,488                       19,819,211
                                                       ==========                       ==========





                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                         1997            1996
                                                                                     ----------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                  $    510       $ (4,088)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Equity in earnings of unconsolidated partnerships and minority
       interests                                                                          (93)           (89)
      Provision for bad debts                                                             242            267
      Accrued interest                                                                    573              -
      Depreciation and amortization                                                     3,577          1,803
      Amortization of financing costs and discount on long-term debt                      530            417
      Changes in operating assets and liabilities:
       (Increase) decrease:
         Accounts receivable                                                             (999)          (520)
         Prepaid and other current assets                                              (1,166)           602
         Other assets                                                                  (3,230)          (226)
       Increase (decrease):
         Accounts payable and accrued expenses                                          1,294            661
         Deferred revenue                                                                 326             68
         Other liabilities                                                                (26)           947
                                                                                     --------       --------
Net cash provided by (used in) operating activities                                     1,538           (158)

INVESTING ACTIVITIES:
  Increase in restricted cash and cash equivalents                                     (1,003)           (73)
  Acquisition of interests in facilities                                                 (961)           (19)
  Investment in property and equipment                                                (83,021)       (33,942)
  Purchases of investments                                                                  -        (50,270)
  Proceeds from maturities of marketable securities                                     8,322              -
  Distribution from investment in unconsolidated partnerships                               -            150
                                                                                     --------       --------
Net cash used in investing activities                                                 (76,663)       (84,154)

FINANCING ACTIVITIES:
  Dividends paid                                                                            -           (348)
  Net proceeds from initial public offering of common stock                                 -        104,340
  Organization costs paid                                                                (328)          (113)
  Net proceeds from sale of Series B exchangeable preferred stock                           -         10,000
  Redemption of series B exchangeable preferred stock                                       -        (10,000)
  Net proceeds from exercised options                                                   1,636             99
  Distributions to partners                                                                 -           (390)
  Net investment of minority interests                                                      -            (41)
  Additional borrowings under long-term debt                                          185,213         14,916
  Repayment of long-term debt                                                         (58,147)       (16,797)
  Financing costs paid                                                                 (3,536)          (780)
  Repayment of related party note payable                                              (1,293)          (114)
                                                                                     --------       --------
Net cash provided by financing activities                                             123,545        100,772
                                                                                     --------       --------
Net increase in cash and cash equivalents                                              48,420         16,460
                                                                                     --------       --------
Cash and cash equivalents at beginning of period                                      101,811          6,252
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $150,231       $ 22,712
                                                                                     ========       ========


                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


           1.  BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 1997 and 1996 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders. Operating results for the three- and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

                Certain 1996 balances have been reclassified to conform with the 1997 presentation.


           2.  LONG-TERM DEBT

                Long-term debt was $271.1 million at June 30, 1997, excluding notes payable to affiliated entities, compared to $144.1 million at December 31, 1996. On June 6, 1997, the Company issued and sold $150 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes will mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions at a weighted average interest rate of 8.4%. The Company also has renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

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

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


           2.  LONG-TERM DEBT (CONTINUED)

                The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for a $90.0 million line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities of a wholly-owned subsidiary of the Company. As of June 30, 1997, the Company had closed $61.8 million of the total commitment. The Company guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.5%. As part of this credit facility, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under this credit facility, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. On June 10, 1997, the Company paid down $31.9 million of the outstanding loan balance using proceeds received from the sale of the Notes. As of June 30, 1997, there were $700,000 of advances outstanding under this facility and available credit remaining of $57.4 million.

                A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. The Company closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of June 30, 1997, there were $4.7 million of advances outstanding under this facility.

                The Company also has obtained a $13.0 million unsecured credit facility to be used for development, acquisitions and working capital needs. The credit facility is for a term of five years. Advances under the facility bear interest at a rate per annum, fluctuating daily, equal to (at the Company's choice) either 1.5% plus the greater of (i) the lender's prime lending rate and (ii) the Federal funds rate plus 0.5%, or the average LIBOR rate for one, two, three, and six months, divided by one minus a reserve percentage. The reserve percentage is that of maximum reserve requirement for member banks of the Federal Reserve System in New York City. The Company issued to the lender warrants to purchase a total of 50,000 shares of common stock. The per share exercise price of the warrants is $17.00. There were no amounts outstanding under the unsecured credit facility at June 30, 1997.


           3.  STOCK OPTION PLANS

                The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors for a fixed number of shares with an exercised price generally equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


           3.  STOCK OPTION PLANS (CONTINUED)

           Issued to the Employees and accordingly recognizes no compensation expense for the stock option grants.

                A summary of the Company's stock option activity and related information as of June 30, 1997, are presented below:

                                                                  WEIGHTED-
                                                 SHARES            AVERAGE
           FIXED OPTIONS                         (000)         EXERCISE PRICE
           -------------------------------       ----------------------------
           Outstanding - December 31, 1996       2,557              $17.79
           Granted                                 900               24.38
           Exercised                              (161)              10.24
           Forfeited                               (55)              22.83

           -------------------------------       ------
           Outstanding - June 30, 1997           3,241
                                                 ======
           Exercisable - June 30, 1997             739
                                                 ======


                The following table summarizes information about stock options outstanding at June 30, 1997:

                                               Options Outstanding                    Options Exercisable
                               ------------------------------------------------------------------------------
                                                    Weighted-        Weighted-                       Weighted
              Range of            Number             Average          Average          Number        Average
           Exercise Prices     Outstanding          Remaining        Exercise       exercisable      Exercise
                                  (000)          Contractual Life      Price           (000)           Price
           --------------------------------------------------------------------------------------------------
           $  3.00 to 8.00          566                7.96           $  6.32           369           $ 6.85
            10.50 to 20.00          678                8.81             16.21           305            16.57
            21.50 to 25.63        1,997                9.62             25.02            65            25.23
                               -----------                                          -----------
           $ 3.00 to 25.63        3,241                                                 739
                               ===========                                          ===========

           4.  COMMITMENTS AND CONTINGENCIES

                Pursuant to an acquisition in 1994 of certain assets, the Company had unconditionally guaranteed any amounts required by three related limited partnerships (the "LPs") to honor the LP's commitments in 1997, to provide a guaranteed 9% return to the limited partners and to repurchase the limited partnership interests of the limited partners. During 1997, the Company paid $2.6 million to satisfy and complete its guarantee. The guarantees were considered to be contingent acquisition costs. As such, the carrying value of the assets acquired in the exchange were increased by the amount.

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


           4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

                The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 14 such facilities with a resident capacity of 1,276 (Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, Columbia, MD, and Raleigh, NC) and has 18 facilities currently under construction with a resident capacity of 1,583. The Company also has entered into contracts to purchase 30 additional sites and to lease two additional sites. The Company is pursuing additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.


           5.  ACQUISITIONS

                On January 10, 1997, the Company entered into three purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million. One property was leased by the Company on April 1, 1997 for a period of one year with an option to purchase at the end of that lease, and a second property that is currently under construction was acquired by the Company on February 24, 1997 for a purchase price of $8.4 million. Because the purchase and sale agreements are subject to, among other things, the satisfactory completion by the Company of a financial, accounting, regulatory and property due diligence review, there is no assurance that the acquisition of the remaining properties will be consummated.

                On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated third party in the Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule specified in the operating agreement of the limited liability company that holds title to the property. The Raleigh facility is now 100% owned by the Company.

                On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. The pro forma unaudited results of operations for the six-month periods ended June 30, 1997 and 1996, assuming consummation of each purchase as of January 1, are as follows (in thousands, except per share amounts):

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                             1997              1996
                                                                          --------          ---------
           Operating revenue                                              $ 35,497          $ 22,638
           Net income (loss)                                              $    592          $ (3,765)
           Primary net income per weighted average common
              share outstanding                                           $   0.03                 -
           Fully diluted net income per weighted average
              common share outstanding                                    $   0.03                 -

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


           6.  NET INCOME PER SHARE

                In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact is expected to result in primary net income (loss) per share for the three months ended June 30, 1997 and 1996 of $0.03 and $(0.28) per share, respectively; and primary net income (loss) per share for the six months ended June 30, 1997 and 1996 of $0.03 and $(0.57) per share, respectively. The impact of statements 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                The Company's per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the offering have been included in the computation of net loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury method assuming repurchase of common stock at the estimated offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's offering, options and warrants under the treasury stock method and convertible subordinated notes under the if-converted method are included to the extent they are dilutive.


           7.  UNUSUAL CHARGE

                To avoid a possible change in the Company's ability to continue to manage two facilities resulting from the reduction in the ownership interest in the Company of Paul J. Klaassen, the Company's Chairman of the Board, Chief Executive Officer and co-founder, and Teresa M. Klaassen, the Company's Executive Vice President and co-founder (collectively, the "Klaassens") following the Company's June 1996 initial public offering, the Company made a $1,000,000 cash payment to the third-party limited partner in these two facilities in June 1996. The payment was made in exchange for the transfer to the Company by the third-party of additional 1% partnership interests in each facility with a total book value of $18,700 and the elimination of any requirement for the Klaassens to maintain a specified ownership interest in the Company.


           8.  SUBSEQUENT EVENT

                On August 4, 1997, the Company negotiated a 100 basis points interest rate reduction on a $90 million credit line with a financial institution.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


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


           OVERVIEW

                The Company is a leading provider of assisted living services to the elderly. The Company currently operates 48 facilities in 11 states with a capacity of approximately 4,300 residents, including 43 facilities owned by the Company or in which it has ownership interests and five facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party.

                The Company reported net income of $0.4 million, or $0.02 per share, on revenue of $18.7 million for the three months ended June 30, 1997, compared to a net loss of $2.4 million or $(0.33) per share, on revenue of $11.3 million for the three months ended June 30, 1996, including an unusual charge of $1.0 million. Without the one-time unusual charge, the Company's net loss for the three months
           ended June 30, 1996 would have been $1.4 million.   The Company
           reported net income of $0.5 million, or $0.03 per share, on revenue of $35.2 million for the six months ended June 30, 1997, compared to a net loss of $4.1 million, or $(0.69) per share, on revenue of $21.0 million for the six months ended June 30, 1996, including an unusual charge of $1.0 million. Without the one-time unusual charge, the Company's net loss for the six months ended June 30, 1996 would have been $3.1 million.

             On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes will mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions at a weighted average interest rate of 8.4%. The Company expects to use the balance of the net proceeds to fund continued development of up to 41 new Sunrise model facilities and up to eight planned acquisitions by the end of 1999, as well as for working capital and general corporate purposes. The Company also has renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

                On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated third party in its Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule provided in the operating agreement of the limited liability company that holds title to the property. The Raleigh facility is now 100% owned by the Company.

                On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. On January 10, 1997, the Company entered into three purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million. One property was leased by the Company on April 1, 1997 for a period of one year with an option to purchase at the end of that lease, and a second property that is currently under construction was acquired by the Company on February 24, 1997 for a purchase price of $8.4 million. Because the purchase and sale agreements are subject to, among other things, the satisfactory completion by the Company of a financial, accounting, regulatory and property due diligence review, there is no assurance that the acquisition of the remaining properties will be consummated.

                On October 8, 1996, the Company completed its acquisition of five properties located in the southeast United States for an aggregate purchase price of $34.0 million in cash with no debt assumed. The five facilities consist of 498 total units providing primarily independent and assisted living services.

                In addition to the acquisitions mentioned above, results for the quarter and year to date ended June 30, 1997 include the operations of thirteen Sunrise developed facilities with a combined resident capacity of approximately 1,190 opened in 1996 and 1997:

                   FACILITY                                          LOCATION                     DATE OPENED

           Sunrise of Raleigh                                        Raleigh, NC                 February 1996
           Sunrise of Blue Bell                                      Blue Bell, PA               October 1996
           Sunrise of Columbia                                       Columbia, MD                December 1996
           Sunrise of Hunter Mill                                    Oakton, VA                  February 1997
           Sunrise of Petaluma                                       Petaluma, CA                March 1997
           Sunrise of Springfield                                    Springfield, VA             May 1997
           Sunrise of Severna Park (2) facilities                    Severna , MD                May 1997
           Sunrise of Morris Plains                                  Morris Plains, NJ           May 1997
           Sunrise of Old Tappan                                     Old Tappan, NJ              June 1997
           Sunrise of Granite Run                                    Granite Run, PA             June  1997
           Sunrise of Abington (2) facilities                        Abington, PA                June 1997

                In addition, the Company opened a Sunrise model facility in July 1997, in Rockville, MD.

                The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of fourteen such facilities with a resident capacity of 1,276 and has 18 facilities currently under construction with a resident capacity of 1,583. The Company has also entered into contracts to purchase 30 additional sites and to lease two additional sites. The Company is pursing additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.

           THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

                Operating Revenue. Operating revenue for the three months ended June 30, 1997 increased 65.6% to $18.7 million from $11.3 million for the three months ended June 30, 1996 due primarily to the growth in resident fees. Resident fees (including community fees) and fees for Basic Care (assistance with activities of daily living and other personalized support services), Assisted Living Plus Care ("Plus Care") (additional specialized care and services to residents with low acuity medical needs), and Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia) for the three months ended June 30, 1997 increased 71.4% to $17.8 million from $10.4 million in the three months ended June 30, 1996. This increase was due primarily to the inclusion, for the three months ended June 30, 1997, of additional total revenue of $4.3 million generated from the operations of acquired facilities and $3.1 million of total revenue generated from the openings of thirteen Sunrise developed facilities. Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% ("Stabilized Facilities"), increased to 93.6% for the three months ended June 30, 1997 from 91.8% for the three months ended June 30, 1996.

                The average daily resident fee (excluding community fees) for Stabilized Facilities decreased to $78 in the three months ended June 30, 1997 from $81 in the three months ended June 30, 1996. This decrease is due to the inclusion of acquired facilities with a combined average daily resident fee (excluding community fees) of $65 in the three months ended June 30, 1997. Acquired facilities have a greater number of independent living units, which accounts for the lower average resident fee at the acquired facilities. Excluding acquired facilities, the average daily resident fee (excluding community fees) increased to $84 in the three months ended June 30, 1997 due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus care number and Alzheimer's Care Services.

                Management services income for the three months ended June 30, 1997 and 1996 remained constant at $0.9 million.

                Operating Expenses. Operating expenses for the three months ended June 30, 1997 increased by 66.9% to $17.2 million from $10.3 million for the three months ended June 30, 1996. The increase in operating expenses for the quarter ended June 30, 1997 was attributable primarily to the growth in facility operating, development and pre-rental, general and administrative and depreciation and amortization expenses.

                Facility operating expenses for the three months ended June 30, 1997, increased 71.9% to $11.2 million from $6.5 million in the three months ended June 30, 1996. As a percentage of operating revenue, facility operating expenses in the three months ended June 30, 1997, increased to 60.3% from 58.1% in the three months ended June 30, 1996. Of the $4.7 million increase, $4.8 million was attributable to expenses from the operations of acquired and new Sunrise developed facilities. Facility operating expenses at existing facilities decreased $0.1 million.

                Facility development and pre-rental expenses for the three months ended June 30, 1997 increased $0.4 million to $0.9 million from $0.5 million for the three months ended June 30, 1996. This was due to a $0.3 million increase in facility start up costs, a $1.2 million increase in non-capitalized labor plus related development costs offset, in part, by an increase in other capitalized expenses of $1.1 million. There are 18 facilities currently under construction compared to 11 facilities at June 30, 1996.

                General and administrative expenses in the three months ended June 30, 1997 increased 20.0% to $2.8 million from $2.3 million in the three months ended June 30, 1996. As a percentage of operating revenue, general and administrative expenses in the three months ended June 30,

           1997, decreased to 14.7% from 20.4% in the three months ended June 30, 1996. The $0.5 million increase in general and administrative expenses in the three months ended June 30, 1997 was related to a $0.3 million increase in labor costs, primarily attributable to hiring and training additional staff, and a $0.2 million increase in other corporate expenses.

                Depreciation and amortization in the three months ended June 30, 1997 compared to the three months ended in June 30, 1996 increased $1.0 million, or 100.7%, to $2.0 million primarily due to acquisitions and the opening of new Sunrise developed facilities.

                Facility lease expense represents rent expense on four facilities that are leased but not owned by the Company. Three of these facilities were developed by the Company and opened in the second quarter of 1997. The Company leased the remaining facility on April 1, 1997, and has the option to purchase the facility after one year.

                Other income (expense). Interest income increased to $1.5 million for the three months ended June 30, 1997 compared to $0.4 million for the three months ended June 30, 1996. This increase was due primarily to the investment of funds received from the Company's initial public offering and follow-on public offering completed during 1996, as well as funds received from the Notes issued and sold in June 1997. Interest expense decreased for the three months ended June 30, 1997 to $2.7 million from $2.8 million for the three months ended June 30, 1996. Of this decrease, $0.3 million was due to the elimination of a 25% participation interest on the Multi-Property Mortgage and reduction of the interest rate applicable to $22.0 million outstanding variable rate indebtedness offset by a $0.8 million increase of interest for additional borrowings related to new Sunrise facilities in operation and $0.6 million accrued interest on the $150.0 million aggregate principal amount of the Notes. Capitalized interest increased by $1.2 million corresponding to the increase in the number of facilities developed and currently under construction discussed above.

                Net income (loss). Net income was $0.4 million for the three months ended June 30, 1997 compared to a net loss of $2.4 million for the three months ended June 30, 1996. The $2.8 million change was primarily attributable to a $7.4 million increase in operating revenue, a $1.2 million decrease in other expense and a $1.0 million increase from a one time unusual charge in 1996 offset by a $6.8 million increase in operating expenses.


           SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

                Operating Revenue. Operating revenue for the six months ended June 30, 1997 increased 67.6% to $35.2 million from $21.0 million for the six months ended June 30, 1996 due primarily to the growth in resident fees. Resident fees for the six months ended June 30, 1997 increased 73.3% to $33.7 million from $19.5 million in the six months ended June 30, 1996. This increase was due primarily to the inclusion, for the six months ended June 30, 1997, of additional total revenue of $8.2 million generated from the operations of eight acquired facilities, $5.2 million of total revenue generated from thirteen Sunrise model facilities opened in 1996 and 1997, additional revenue generated by increases in the average daily rate and average resident occupancy for owned facilities operated by the Company for at least twelve months totaling $0.6 million and $0.2 million, respectively. Average resident occupancy for Stabilized Facilities increased to 94.2% for the six months ended June 30, 1997 from 90.5% for the six months ended June 30, 1996.

                The average daily resident fee (excluding community fees) for Stabilized Facilities decreased to $79 in the six months ended June 30, 1997 from $82 in the six months ended June 30, 1996. The decrease is due to the inclusion of acquired facilities with a combined average daily resident fee (excluding community fees) of $65 in the six months ended June 30, 1996. Excluding acquired facilities, the average daily resident fee (excluding community fees) increased to $85 in the six months ended June 30, 1997 due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

                Management services income for the six months ended June 30, 1997 and 1996 remained constant at $1.5 million.

                Operating Expenses. Operating expenses for the six months ended June 30, 1997 increased by 71.7% to $33.4 million from $19.5 million for the six months ended June 30, 1996. The increase in operating expenses was attributable primarily to the growth in facility operating, facility development and pre-rental and depreciation and amortization expenses.

                Facility operating expenses for the six months ended June 30, 1997 increased 69.7% to $21.4 million from $12.6 million in the six months ended June 30, 1996. As a percentage of operating revenue, facility operating expenses in the six months ended June 30, 1997 increased to 60.8% from 60.0% in the six months ended June 30, 1996. Of the $8.8 million increase, $8.6 million was attributable to expenses from the operations of eight acquired and thirteen developed facilities. The remaining balance was due to an increase in labor costs at existing facilities.

                Facility development and pre-rental expenses for the six months ended June 30, 1997 increased $2.2 million to $2.8 million from $0.6 million for the six months ended June 30, 1996. This was due to a $1.2 million increase in facility pre-rental costs, a $2.7 million increase in non-capitalized labor and related development costs offset, in part, by an increase in other capitalized expenses of $1.7 million.

                General and administrative expenses in the six months ended June 30, 1997 increased 21.4% to $5.4 million from $4.4 million in the six months ended June 30, 1996. As a percentage of operating revenue, general and administrative expenses in the six months ended June 30, 1997 decreased to 15.2% from 21.0% in the six months ended June 30, 1996. Of the $1.0 million increase in general and administrative expenses in the six months ended June 30, 1997, $0.6 million was related to labor costs, including $0.3 million attributable to hiring and training additional staff and $0.3 million related to salary increases and benefits of existing headquarters and regional office staff. The remaining $0.4 million was attributable to increases in various other corporate expenses.

                Depreciation and amortization in the six months ended June 30, 1997 compared to the six months ended in June 30, 1996 increased $1.8 million, or 98.3%, to $3.6 million from $1.8 million primarily due to the acquisition of facilities and the opening of thirteen developed facilities.

                Facility lease expense represents rent expense on four facilities that are leased but not owned by the Company. Three of these facilities were developed by the Company and opened in the second quarter of 1997. The Company leased the remaining facility on April 1, 1997, and has the option to purchase the facility after one year.

                Other income (expense). Interest income increased to $2.9 million for the six months ended June 30, 1997 compared to $0.7 million for the six months ended June 30, 1996. This increase was due primarily to the investment of net proceeds received from the Company's initial public offering and follow-on public offering completed during 1996, as well as net proceeds received from the issuance and sale of the Notes in June 1997. Interest expense decreased for the six months ended June 30, 1997 to $4.3 million from $5.4 million for the six months ended June 30,

           1996. Of this decrease, $0.7 million was due to the elimination of a 25% participation interest on the Multi-Property Mortgage and reduction of the interest rate applicable to $22.0 million outstanding variable rate indebtedness offset, in part, by a $1.4 million increase of interest for additional borrowings related to new Sunrise facilities in operation and $0.6 million of accrued interest on $150.0 million aggregate principal amount of the Notes. Capitalized interest increased by $2.4 million corresponding to the increase in the number of facilities developed and currently under construction.

                Net income (loss). The Company had net income of $0.5 million for the six months ended June 30, 1997, compared to a net loss of $4.1 million for the six months ended June 30, 1996. The $4.6 million change was primarily attributable to a $14.3 million increase in resident fee revenue, a $3.3 million decrease in other expense and a $1.0 million increase from a one time unusual charge in 1996 offset by a $14.0 million increase in operating expenses.

           LIQUIDITY AND CAPITAL RESOURCES

                To date, the Company has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At June 30, 1997, the Company had $271.1 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 6.7%. Of such amount, the Company had $229.0 million of fixed-rate debt (excluding a $1.6 million loan discount) at a weighted average interest rate of 6.5%, and $42.1 million of variable rate debt at a weighted average interest rate of 7.8%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

              On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes will mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions with a combined weighted average interest rate of 8.4%. The Company expects to use the balance of the net proceeds to fund continued development of up to 41 new Sunrise model facilities and up to eight planned acquisitions by the end of 1999 as well as for working capital and general corporate purposes. The Company has also renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

                At June 30, 1997, the Company had approximately $150.2 million in unrestricted cash and cash equivalents, including $141.5 million in high quality short-term investments (A1/P1 rated), $138.1 million in net working capital, and $116.7 million of unused lines of credit.

                Working capital increased to $137.6 million at June 30, 1997, compared to $102.8 million as of December 31, 1996, primarily due to the proceeds of the Notes, offset by the Company's continued investment in the development of Sunrise model facilities.

                Net cash provided by operating activities for the six months ended June 30, 1997 was approximately $1.5 million as compared to net cash used in operations of $0.2 million for the six months ended June 30, 1996.

                For the six months ended June 30, 1997, and 1996, the Company used cash in investing activities of $76.7 million and $84.2 million, respectively. Investing activities included $83.0 million and $33.9 million used for construction of assisted living facilities for each period, respectively.

                Net cash provided by financing activities was $123.5 million and $100.8 million for the six months ended June 30, 1997, and 1996, respectively. Cash provided by financing activities for the six months ended June 30, 1997 included $185.2 million in additional borrowings, which includes the Notes. Cash provided by financing activities for the six months ended June 30, 1996 included net proceeds from the Company's initial public offering of common stock.

                The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 14 such facilities with a resident capacity of 1,276 (Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, Columbia, MD, and Raleigh, NC) and has 18 facilities currently under construction with a resident capacity of 1,583. The Company has also entered into contracts to purchase 30 additional sites and to lease two additional sites. The Company is pursuing additional development opportunities as market conditions warrant. In addition to its construction and development plans, the Company also plans to acquire up to eight additional facilities by the end of 1999 as market conditions warrant.

                The Company currently estimates that the net proceeds to the Company from the sale of the Notes, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. The estimated cost to complete and lease up the 41 remaining new Sunrise model facilities targeted for completion by the end of 1999 is between $305 million and $410 million. Additional financing will be required to complete the Company's growth plans and to refinance existing indebtedness if cash flows from operations do not increase as a result of planned growth. There can be no assurance that such financing will be available on acceptable terms.

                The Company has obtained a commitment (subject to certain conditions including syndication) from a financial institution for a $90 million credit facility for construction and interim loans to finance the development of up to 10 assisted living facilities by a wholly owned subsidiary of the Company. To date, of this total credit facility, the Company has closed $61.8 million. The Company guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear interest at rates from LIBOR plus 1.7% to LIBOR plus 2.5%. As part of this credit facility, the Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under this credit facility, or other LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. On June 10, 1997, the Company paid down $31.9 million of the outstanding loan balance using proceeds received from the sale of the Notes. As of June 30, 1997, there were $700,000 of advances outstanding under this facility and available credit remaining of $57.4 million.

                A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. As of June 30, 1997, the Company had closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgage on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of June 30, 1997, there were $2.3 million of advances outstanding under this facility.

                The Company also has a $13.0 million, five-year unsecured credit facility to be used for development, acquisition and working capital needs. There were no amounts outstanding under this credit facility at June 30, 1997.

                The Company's financing documents contain financial covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) require that the Company's founders, Paul Klaassen and Teresa Klaassen, maintain ownership of at least 15% of the Common Stock and that one of them serves as Chairman of the Board and Chief Executive Officer of the Company, (iii) require consent for changes in management or control of the Company, (iv) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, and (v) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

                At June 30, 1997, the Company had stockholders' equity of $188.0 million compared to stockholders' equity of $185.8 million at December 31, 1996. The change resulted primarily from (i) adding the receipt of net proceeds of $1.7 million from common shares issued from the exercise of stock options granted, and (ii) adding net income for the three months ended June 30, 1997 of $0.5 million. At June 30, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $16.0 million which expire from 2010 through 2011.

           SUBSEQUENT EVENT

                On August 4, 1997, the Company negotiated a 100 basis points interest rate reduction on a $90 million credit line with a financial institution.

           IMPACT OF CERTAIN ACCOUNTING STANDARDS

                In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact is expected to result in primary net income (loss) per share for the three months ended June 30, 1997 and 1996 to $0.03 and $(0.28) per share, respectively; and primary net income (loss) per share for the six months ended June 30, 1997 and 1996 to $0.03 and $(0.57) per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

           PART II.  OTHER INFORMATION


           ITEM 5. OTHER INFORMATION

                On July 29, 1997, the Company announced the appointment of David W. Faeder, Chief Financial Officer of the Company, to the additional position of President of the Company. The Company also announced that its wholly-owned management Company, Sunrise Assisted Living Management, Inc., named the Company's Chief Operating Officer, Timothy S. Smick, as its President. Messrs. Faeder and Smick will continue to report to Company founder Paul J. Klaassen, who remains Chairman and Chief Executive Officer of the Company, and both will retain their respective titles of Chief Financial Officer and Chief Operating Officer of the Company.

                On July 29, 1997, the Company also announced that David G. Bradley, chairman and owner of the Washington D.C.- based Advisory Board Company, will join the Company's board of directors effective August 1, 1997, replacing Darcy J. Moore. Darcy J. Moore, who represented one of the venture capitalist that funded the Company's earlier growth, has resigned from the Company's board of directors effective August 1, 1997. Mr. Bradley's firm, the Advisory Board Company, is a 600-person think tank and for-profit membership association in Washington, D.C. The firm serves 3,000 of the world's largest health systems, hospitals, pharmaceutical companies, insurance companies and banks. Before founding the firm, Mr. Bradley worked for the White House, the White House Conference on Children and Youth and the Wall Street law firm of Craveth, Swaine & Moore. He graduated with honors from Swarthmore College, received an M.B.A. from Harvard Business School and holds a J.D. from Georgetown University Law Center.


           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

                Exhibit No.                 Exhibit Name

                     4.1 Indenture dated as of June 6, 1997 between the Company and First Union National Bank of Virginia, as
                                            Trustee.

                     4.2                    Registration Rights Agreement
                                            dated as of June 6, 1997 among the
                                            Company, Donaldson, Lufkin &
                                            Jenrette Securities Corporation and
                                            Alex Brown & Sons Incorporated.

                     11.1                   Computation of Net Income Per Share

                     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

           (b)  REPORTS ON FORM 8-K

                On June 13, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the closing on June 6, 1997 of the sale of $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due June 15, 2002.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SUNRISE ASSISTED LIVING, INC.
                                            (Registrant)




         Date: August 14, 1997              /S/ David W. Faeder
               ---------------              -----------------------------
                                            David W. Faeder
                                            President and Chief Financial
                                            Officer



         Date: August 14, 1997              /S/ Larry E. Hulse
               ---------------              -----------------------------
                                            Larry E. Hulse
                                            Chief Accounting Officer

                               INDEX OF EXHIBITS



Exhibit No.                       Exhibit Name                          Page
-----------                       ------------                          ----

  4.1                  Indenture dated as of June 6, 1997 between         23
                       the Company and First Union National Bank
                       of Virginia, as Trustee.

  4.2                  Registration Rights Agreement dated as            120
                       of June 6, 1997 among the Company,
                       Donaldson, Lufkin & Jenrette Securities
                       Corporation and Alex Brown & Sons
                       Incorporated.

  11.1                 Computation of Net Income Per Share               140

  27                   Financial Data Schedule, which is
                       submitted electronically to the Securities and Exchange Commission for information only and is not filed.