Form 10-Q
period 1997-09-30
SUNRISE ASSISTED LIVING INC
filed 1997-11-12
CIK 1011064

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period Ended September 30, 1997

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




         As of October 30, 1997, there were 18,799,925 shares of the Registrant's Common Stock outstanding.



================================================================================

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1997


                                     INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1997 and
         December 31, 1996                                                3

         Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 and nine months ended
         September 30, 1997 and 1996                                      4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996                         5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                20

         Signatures                                                      21

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            September 30,          December 31,
                                                                1997                   1996
                                                         ---------------------------------------
                                                             (Unaudited)              (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                   $112,582              $101,811
   Accounts receivable, less allowance of $1,300
      and $927                                                    3,720                 1,522
   Marketable securities                                             -                  8,322
   Prepaid and other current assets                               2,408                 2,394
                                                         ----------------       ---------------
      Total current assets                                      118,710               114,049
Property and equipment, net                                     353,657               216,711
Investment                                                        7,614                 5,750
Restricted cash and cash equivalents                              1,808                 1,720
Deferred financing costs, net                                     6,102                 2,967
Other assets                                                      5,969                 1,642
                                                         ----------------       ---------------
      Total assets                                             $493,860              $342,839
                                                         ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $ 10,430              $  8,331
   Deferred revenue                                               1,690                 2,021
   Other current liabilities                                        694                   103
   Current maturities of long-term debt                           1,401                   772
                                                         ----------------       ---------------
      Total current liabilities                                  14,215                11,227
Notes payable to affiliated partnerships                             94                 1,421
Interests in unconsolidated partnerships and
   minority interests                                               558                 1,049
Long-term debt, less current maturities                         288,416               143,318
                                                         ----------------       ---------------
      Total liabilities                                         303,283               157,015
Preferred stock, $0.01 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                       -                     -
Common stock, $0.01 par value, 60,000,000 shares
   authorized, 18,799,450 and 18,529,869 shares issued
   and outstanding in 1997 and 1996                                 188                   185
Contributed capital                                             204,196               201,274
Accumulated deficit                                             (13,807)              (15,635)
                                                         ----------------       ---------------
      Total stockholders' equity                                190,577               185,824
                                                         ----------------       ---------------
      Total liabilities and stockholders' equity               $493,860              $342,839
                                                         ================       ===============


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

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                Three months ended                    Nine months ended
                                                                   September 30,                        September 30,
                                                              1997              1996               1997             1996
                                                         ---------------------------------------------------------------------
Operating revenue                                            $24,264           $11,567            $59,463          $32,567

Operating expenses:
  Facility operating                                          14,541             6,825             35,937           19,368
  Facility development and pre-rental                          1,086               688              3,907            1,338
  General and administrative                                   2,672             2,549              8,028            6,962
  Depreciation and amortization                                2,956             1,063              6,533            2,867
  Facility lease                                                 775                34              1,062               98
                                                         -------------     -------------      -------------    -------------
                                                              22,030            11,159             55,467           30,633

Income from operations                                         2,234               408              3,996            1,934

Other income (expense):
  Interest income                                              2,093             1,189              5,014            1,889
  Interest expense                                            (3,080)           (2,115)            (7,346)          (7,537)
                                                         -------------     -------------      -------------    -------------
       Total other expense                                      (987)             (926)            (2,332)          (5,648)

Equity in earnings of unconsolidated
  partnerships and minority interests                             71                28                164              117
Unusual charge (Note 7)                                            -                 -                  -             (981)
                                                         -------------     -------------      -------------    -------------

Net income (loss)                                             $1,318            $ (490)           $ 1,828        $  (4,578)
                                                         =============     =============      =============    =============

Net income (loss) per share data:
---------------------------------

Primary:

Net income (loss) per common and common
  equivalent share                                            $ 0.07           $ (0.03)           $  0.09         $  (0.59)
                                                         =============     =============      =============    =============

Weight average number of common and common
  equivalent shares outstanding                           20,078,422        14,251,413         19,738,760        9,850,170
                                                         =============     =============      =============    =============

Fully diluted:

Net income per common and common
  equivalent share                                            $ 0.07                               $ 0.09
                                                         =============                        =============

Weighted average number of common and common
  equivalent shares outstanding                           20,155,192                           20,014,426
                                                         =============                        =============



                           See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                     1997                 1996
                                                                                -----------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                               $    1,828            $  (4,578)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Equity in earnings of unconsolidated partnerships and minority
         interests                                                                      (165)                (117)
       Provision for bad debts                                                           373                  369
       Depreciation and amortization                                                   6,532                2,867
       Amortization of financing costs and discount on long-term debt                    793                  522
       Changes in operating assets and liabilities:
         (Increase) decrease:
            Accounts receivable                                                       (2,571)              (1,449)
            Prepaid and other current assets                                             (14)               1,557
            Other assets                                                              (5,264)                (491)
         Increase (decrease):
            Accounts payable and accrued expenses                                      2,099                  329
            Deferred revenue                                                            (331)                  46
            Other liabilities                                                            591                 (119)
                                                                                --------------        -------------
Net cash provided by (used in) operating activities                                    3,871               (1,064)

INVESTING ACTIVITIES:
  Increase in restricted cash and cash equivalents                                       (88)                 (95)
  Acquisition of interests in facilities                                                (262)                 (18)
  Investment in property and equipment                                              (141,731)             (52,853)
  Purchases of investments                                                            (1,864)             (88,377)
  Proceeds from maturities of marketable securities                                    8,322               55,483
  Distribution from investment in unconsolidated partnerships                             88                  183
                                                                                --------------        -------------
Net cash used in investing activities                                               (135,535)             (85,677)

FINANCING ACTIVITIES:
  Dividends paid                                                                           -                 (348)
  Net proceeds from initial public offering of common stock                                -              104,296
  Organization costs paid                                                               (328)                (123)
  Net proceeds from sale of Series B exchangeable preferred stock                          -               10,000
  Redemption of Series B exchangeable preferred stock                                      -              (10,000)
  Net proceeds from exercised options                                                  2,926                  141
  Distributions to partners                                                                -                 (390)
  Net investment of minority interests                                                     -                  (41)
  Additional borrowings under long-term debt                                         203,670               23,647
  Repayment of long-term debt                                                        (58,405)             (16,891)
  Financing costs paid                                                                (4,101)              (1,415)
  Advance to affiliate                                                                     -               (1,746)
  Repayment of related party note payable                                             (1,327)                (114)
                                                                                --------------        -------------
Net cash provided by financing activities                                            142,435              107,016
                                                                                --------------        -------------
Net increase in cash and cash equivalents                                             10,771               20,275
Cash and cash equivalents at beginning of period                                     101,811                6,252
                                                                                --------------        -------------
Cash and cash equivalents at end of period                                        $  112,582            $  26,527
                                                                                ==============        =============


                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 1997 and 1996 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders. Operating results for the three- and nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

          Certain 1996 balances have been reclassified to conform with the 1997 presentation.


2.  LONG-TERM DEBT

         Long-term debt was $289.8 million at September 30, 1997, excluding notes payable to affiliated entities, compared to $144.1 million at December 31, 1996. On June 6, 1997, the Company issued and sold $150 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions at a weighted average interest rate of 8.4%. The Company also has renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

         The Company has an $86.8 million dollar multi-property mortgage (the "Multi-Property Mortgage"), collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, which consists of 15 facilities. The Multi-Property Mortgage consists of two separate debt classes: Class (A) in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; Class (B) in the amount of $21.8 million bears a variable interest rate. In June 1996, the interest rate applicable to the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75% and effective March 4, 1997, it was further reduced to LIBOR plus 1.75%.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)



2.  LONG-TERM DEBT (CONTINUED)

         A subsidiary of the Company has obtained a $90.0 million line of credit for construction and interim loans to finance the development of up to 10 assisted living facilities of a wholly-owned subsidiary of the Company (see
Note 8). The Company guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.5%. On June 10, 1997, the Company paid down $31.9 million of the outstanding loan balance using proceeds received from the sale of the Notes. As of September 30, 1997, there were $700,000 of advances outstanding under this facility and available credit remaining of $57.4 million.

         A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. The Company closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of September 30, 1997, there were $4.7 million of advances outstanding under this facility.

         The Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. The Company has entered into another swap transaction whereby effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%.


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

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)



3.  STOCK OPTION PLANS (CONTINUED)

         A summary of the Company's stock option activity and related information as of September 30, 1997, are presented below:




                                                                WEIGHTED-
                                              SHARES             AVERAGE
 FIXED OPTIONS                                (000)          EXERCISE PRICE
---------------------------------        ------------------------------------
 Outstanding - December 31, 1996              2,557              $17.79
 Granted                                      1,103               25.57
 Exercised                                     (270)              10.85
 Forfeited                                     (177)              22.25

---------------------------------        --------------
 Outstanding - September 30, 1997             3,213
                                         ==============
 Exercisable - September 30, 1997               657
                                         ==============



         The following table summarizes information about stock options outstanding at September 30, 1997:



                                     Options Outstanding                        Options Exercisable
                     --------------------------------------------------------------------------------------
                                           Weighted-          Weighted-                        Weighted
                            Number          Average            Average           Number         Average
     Range of            Outstanding       Remaining          Exercise        exercisable      Exercise
  Exercise Prices           (000)       Contractual Life        Price            (000)           Price
-----------------------------------------------------------------------------------------------------------
 $  3.00 to  8.00             523              7.68           $   6.38             339         $   6.95
   10.50 to 20.00             580              8.56              16.46             233            17.44
   21.50 to 25.63           1,907              9.38              25.00              70            25.07
   29.94 to 33.38             203              9.90              30.86              15            32.50
                      ----------------                                       --------------
 $  3.00 to 33.38           3,213                                                  657
                      ================                                       ==============



4.  COMMITMENTS AND CONTINGENCIES

         The Company's previously announced growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 18 such facilities with a resident capacity of 1,618 (Alexandria, VA, Norwood, MA, Wayne, NJ, Wayland, MA, Westfield, NJ, Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, and Columbia, MD) and has 19 facilities currently under construction with a resident capacity of 1,701. The Company also has entered into contracts to purchase 31 additional sites and to lease three additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                         SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)



5.  ACQUISITIONS

         On January 10, 1997, the Company entered into three purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million. One property was leased by the Company on April 1, 1997 and subsequently acquired on August 19, 1997 for $7.4 million, and the remaining two properties that are currently under construction were acquired by the Company on February 24, 1997 and August 19, 1997, respectively, for a total purchase price of $10.2 million.

         On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated third party in the Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule specified in the operating agreement of the limited liability company that holds title to the property. The Raleigh facility is now 100% owned by the Company.

         On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. The pro forma unaudited results of operations for the nine-month periods ended September 30, 1997 and 1996, assuming consummation of each purchase as of January 1, are as follows (in thousands, except per share amounts):

                                                        Nine Months Ended
                                                           September 30,
                                                 -------------------------------
                                                       1997            1996
                                                 ---------------  --------------
 Operating revenue                                  $  60,286       $  36,626
 Net income (loss)                                  $   1,993       $  (3,682)
 Primary net income per weighted average common
   share outstanding                                $    0.10               -

 Fully diluted net income per weighted average
   common share outstanding                         $    0.10               -


6.  NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact is expected to result in primary net income (loss) per share for the three months ended September 30, 1997 and 1996 of $0.07 and $(0.03) per share, respectively; and primary net income (loss) per share for the nine months ended September 30, 1997 and 1996 of $0.10 and $(0.48) per share, respectively. The impact of statements 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

         The Company's per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)



6.  NET INCOME PER SHARE (CONTINUED)

Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the offering have been included in the 1996 computation of net loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury method assuming repurchase of common stock at the estimated offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the 1996 computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's offering, options and warrants under the treasury stock method and convertible subordinated notes under the if-converted method are included to the extent they are dilutive.


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


8.  SUBSEQUENT EVENT

         The Company obtained a commitment on November 3, 1997 (subject to completion of final definitive agreements) from a financial institution for a $200.0 million line of credit. This commitment is an expansion of the $90.0 million line of credit (see Note 2) for a wholly owned subsidiary of the Company. The expanded facility is for general corporate purposes including the construction and development of assisted living facilities. The Company will guarantee the repayment of all amounts outstanding under this facility. The facility is for a term of three years with the right to extend, and is secured by cross collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest from LIBOR plus 1.0% to 1.5%.

         On October 16, 1997, a wholly owned subsidiary of the Company became a member of a limited liability company ("LLC") with an unrelated third party in which the Company's subsidiary will own a 9% minority interest. The purpose of the LLC is to develop, construct, and own assisted living facilities. The Company loaned the LLC $15 million to help finance initial development and construction.

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

OVERVIEW

         The Company is a leading provider of assisted living services to the elderly. The Company currently operates 54 facilities in 11 states with a capacity of approximately 4,850 residents, including 48 facilities owned by the Company or in which it has ownership interests and six facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party.

         The Company reported net income of $1.3 million, or $0.07 per share, on revenue of $24.3 million for the three months ended September 30, 1997, compared to a net loss of $0.5 million or $(0.03) per share, on revenue of $11.6 million for the three months ended September 30, 1996. The Company reported net income of $1.8 million, or $0.09 per share, on revenue of $59.5 million for the nine months ended September 30, 1997, compared to a net loss of $4.6 million, or $(0.59) per share, on revenue of $32.6 million for the nine months ended September 30, 1996, including an unusual charge of $1.0 million. Without the one-time unusual charge, the Company's net loss for the nine months ended September 30, 1996 would have been $3.6 million.

         The Company has obtained a commitment on October 24, 1997 (subject to certain conditions) from a financial institution for a $200.0 million line of credit. This commitment is an expansion of a $90.0 million line of credit (see
Note 2) for a wholly owned subsidiary of the Company. The expanded facility is for general corporate purposes including the construction and development of assisted living facilities. The Company will guarantee the repayment of all amounts outstanding under this facility. The facility is for a term of three years with the right to extend, and is secured by cross collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility will bear interest from LIBOR plus 1.0% to 1.5%. The Company also has renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

         On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions at a weighted average interest rate of 8.4%. The Company expects to use the balance of the net proceeds to fund continued development of new Sunrise model facilities and for possible acquisitions, as well as for working capital and general corporate purposes.

         On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated third party in its Raleigh facility. The purchase price of approximately $1.0 million was based on a buy-out schedule provided in the operating agreement of the limited liability company that holds title to the property. The Raleigh facility is now 100% owned by the Company.

         On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California. The acquisition price was $13.8 million in cash. On January 10, 1997, the Company entered into three purchase and sale agreements, giving the Company the right to purchase three properties in California for $17.6 million. One property was leased by the Company on April 1, 1997 and was subsequently acquired on August 19, 1997 for $7.4 million. The remaining two properties are currently under construction and were acquired by the Company on February 24, 1997 and August 19, 1997, respectively, for a total purchase price of $10.2 million.

         On October 8, 1996, the Company completed its acquisition of five properties located in the southeast United States for an aggregate purchase price of $34.0 million in cash with no debt assumed. The five facilities consist of 498 total units providing primarily independent and assisted living services.

         In addition to the acquisitions mentioned above, results for the quarter and year to date ended September 30, 1997 include the operations of 18 Sunrise developed facilities with a combined resident capacity of approximately 1,616 opened in 1996 and 1997:

     FACILITY                                 LOCATION                DATE OPENED
 Sunrise of Raleigh                           Raleigh, NC            February 1996
 Sunrise of Blue Bell                         Blue Bell, PA          October 1996
 Sunrise of Columbia                          Columbia, MD           December 1996
 Sunrise of Hunter Mill                       Oakton, VA             February 1997
 Sunrise of Petaluma                          Petaluma, CA           March 1997
 Sunrise of Springfield                       Springfield, VA        May 1997
 Sunrise of Severna Park (2) facilities       Severna Park, MD       May 1997
 Sunrise of Morris Plains                     Morris Plains, NJ      May 1997
 Sunrise of Old Tappan                        Old Tappan, NJ         June 1997
 Sunrise of Granite Run                       Granite Run, PA        June 1997
 Sunrise of Abington (2) facilities           Abington, PA           June 1997
 Sunrise of Rockville                         Rockville, MD          July 1997
 Sunrise of Alexandria                        Alexandria, VA         August 1997
 Sunrise of Wayne                             Wayne, NJ              September 1997
 Sunrise of Norwood                           Norwood, MA            September 1997
 Sunrise of Wayland                           Wayland, MA            September 1997

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


         In addition, the Company opened a Sunrise model facility in October 1997, in Westfield, NJ.

         The Company's previously announced growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 18 such facilities with a resident capacity of 1,618 and has 19 facilities currently under construction with a resident capacity of 1,701. The Company has also entered into contracts to purchase 31 additional sites and to lease three additional sites. The Company is pursing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         Operating Revenue. Operating revenue for the three months ended September 30, 1997 increased 109.8% to $24.3 million from $11.6 million for the three months ended September 30, 1996 due primarily to the growth in resident fees. Resident fees (including community fees) and fees for Basic Care (assistance with activities of daily living and other personalized support services), Assisted Living Plus Care ("Plus Care") (additional specialized care and services to residents with low acuity medical needs), and Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia) for the three months ended September 30, 1997 increased $12.3 million compared to the three months ended September 30, 1996. This increase was due primarily to the inclusion, for the three months ended September 30, 1997, of $8.0 million of total revenue generated from the openings of eighteen Sunrise developed facilities and additional total revenue of $4.5 million generated from the operations of acquired facilities. The remaining increase of $0.2 million was attributed to changes in average resident occupancy, average daily rate, and management services income.

         Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% ("Stabilized Facilities"), increased to 94.4% for the three months ended September 30, 1997 from 93.8% for the three months ended September 30, 1996. The average daily resident fee (excluding community fees) for Stabilized Facilities decreased to $78 in the three months ended September 30, 1997 from $82 in the three months ended September 30, 1996. This decrease is due to the inclusion of acquired facilities with a combined average daily resident fee (excluding community fees) of $66 in the three months ended September 30, 1997. Acquired facilities have a greater number of independent living units, which accounts for the lower average resident fee at the acquired facilities. Excluding acquired facilities, the average daily resident fee (excluding community fees) increased to $84 in the three months ended September 30, 1997 due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus care number and Alzheimer's Care Services.

         Operating Expenses. Operating expenses for the three months ended September 30, 1997 increased by 97.4% to $22.0 million from $11.2 million for the three months ended September 30, 1996. The increase in operating expenses for the quarter ended September 30, 1997 was attributable primarily to the growth in facility operating, development and pre-rental, and depreciation and amortization expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         Facility operating expenses for the three months ended September 30, 1997, increased 113.0% to $14.5 million from $6.8 million in the three months ended September 30, 1996. As a percentage of operating revenue, facility operating expenses in the three months ended September 30, 1997, increased to 59.9% from 59.0% in the three months ended September 30, 1996. Of the $7.7 million increase, $7.8 million was attributable to expenses from the operations of acquired and new Sunrise developed facilities. Facility operating expenses at existing facilities decreased $0.1 million.

         Facility development and pre-rental expenses for the three months ended September 30, 1997 increased $0.4 million to $1.1 million from $0.7 million for the three months ended September 30, 1996. This was due to a $0.4 million increase in facility pre-rental costs, a $1.1 million increase in non-capitalized labor plus related development costs offset, in part, by an increase in other capitalized expenses of $1.1 million. Such increases reflect the additional cumulative number of facilities currently under construction and under contract of 53 compared to 37 as of September 30, 1996.

         General and administrative expenses in the three months ended September 30, 1997 increased 4.8% to $2.7 million from $2.5 million in the three months ended September 30, 1996. As a percentage of operating revenue, general and administrative expenses in the three months ended September 30, 1997, decreased to 11.0% from 22.0% in the three months ended September 30, 1996, reflecting higher operating revenue in the 1997 period. The $0.1 million increase in general and administrative expenses in the three months ended September 30, 1997 was related to a $0.2 million increase in labor costs, primarily attributable to hiring and training additional staff, and a $0.1 million decrease in other corporate expenses.

         Depreciation and amortization in the three months ended September 30, 1997 compared to the three months ended in September 30, 1996 increased $1.9 million, or 178%, to $3.0 million primarily due to acquisitions and the opening of new Sunrise developed facilities.

         Facility lease expense represents rent expense on five facilities that are leased but not owned by the Company. Three of these facilities were developed by the Company and opened in the second and third quarters of 1997. The Company leased another facility on April 1, 1997, which was subsequently acquired on August 19, 1997.

         Other income (expense). Interest income increased to $2.1 million for the three months ended September 30, 1997 compared to $1.2 million for the three months ended September 30, 1996. This increase was due primarily to the investment of funds received from the Company's initial public offering and follow-on public offering completed during 1996, as well as funds received from the Notes issued and sold in June 1997. Interest expense increased for the three months ended September 30, 1997 to $3.1 million from $2.1 million for the three months ended September 30, 1996. Of this increase, $2.2 million was due to accrued interest on the $150.0 million aggregate principal amount of the Notes, offset, in part, by an increase in capitalized interest of $1.2 million.

         Net income (loss). Net income was $1.3 million for the three months ended September 30, 1997 compared to a net loss of $0.5 million for the three months ended September 30, 1996. The $1.8 million change was primarily attributable to a $12.7 million increase in operating revenue, offset, in part, by a $10.9 million increase in operating expense.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         Operating Revenue. Operating revenue for the nine months ended September 30, 1997 increased 82.6% to $59.5 million from $32.6 million for the nine months ended September 30, 1996 due primarily to the growth in resident fees. Resident fees for the nine months ended September 30, 1997 increased $26.6 million compared to the nine months ended September 30, 1996. This increase was due primarily to the inclusion, for the nine months ended September 30, 1997, of additional total revenue of $13.2 million of total revenue generated from eighteen Sunrise model facilities opened in 1996 and 1997, and $12.8 million generated from the operations of eight acquired facilities. Additional revenue of $0.9 million was generated by changes in the average daily rate, average resident occupancy, and management services income.

         Average resident occupancy for Stabilized Facilities increased to 94.3% for the nine months ended September 30, 1997 from 89.9% for the nine months ended September 30, 1996. The average daily resident fee (excluding community fees) for Stabilized Facilities decreased to $79 in the nine months ended September 30, 1997 from $82 in the nine months ended September 30, 1996. The decrease is due to the inclusion of acquired facilities with a combined average daily resident fee (excluding community fees) of $65 in the nine months ended September 30, 1996. Excluding acquired facilities, the average daily resident fee (excluding community fees) increased to $84 in the nine months ended September 30, 1997 due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

         Operating Expenses. Operating expenses for the nine months ended September 30, 1997 increased by 81.1% to $55.5 million from $30.6 million for the nine months ended September 30, 1996. The increase in operating expenses was attributable primarily to the growth in facility operating, facility development and pre-rental and depreciation and amortization expenses.

         Facility operating expenses for the nine months ended September 30, 1997 increased 85.6% to $35.9 million from $19.4 million in the nine months ended September 30, 1996. As a percentage of operating revenue, facility operating expenses in the nine months ended September 30, 1997 increased to 60.4% from 59.5% in the nine months ended September 30, 1996. The $16.5 million increase, was primarily related to expenses from the operations of eight acquired and 18 developed facilities.

         Facility development and pre-rental expenses for the nine months ended September 30, 1997 increased $2.6 million to $3.9 million from $1.3 million for the nine months ended September 30, 1996. This was due to a $1.6 million increase in facility pre-rental costs, a $3.7 million increase in non-capitalized labor and related development costs offset, in part, by an increase in other capitalized expenses of $2.7 million. Such increases reflect the additional cumulative number of facilities currently under construction and under contract of 53 compared to 37 as of September 30, 1996.

         General and administrative expenses in the nine months ended September 30, 1997 increased 15.3% to $8.0 million from $7.0 million in the nine months ended September 30, 1996. As a percentage of operating revenue, general and administrative expenses in the nine months ended September 30, 1997 decreased to 13.5% from 21.4% in the nine months ended September 30,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


1996. Of the $1.1 million increase in general and administrative expenses in the nine months ended September 30, 1997, $0.8 million was related to labor costs, attributable to hiring and training additional staff headquarters and regional office staff. The remaining $0.3 million was attributable to increases in various other corporate expenses.

         Depreciation and amortization in the nine months ended September 30, 1997 compared to the nine months ended in September 30, 1996 increased $3.6 million, or 127.9%, to $6.5 million from $2.9 million primarily due to the acquisition of facilities and the opening of eighteen developed facilities.

         Facility lease expense represents rent expense on five facilities that are leased but not owned by the Company. Three of these facilities were developed by the Company and opened in the second and third quarters of 1997. The Company leased another facility on April 1, 1997, which was subsequently acquired on August 19, 1997.

         Other income (expense). Interest income increased to $5.0 million for the nine months ended September 30, 1997 compared to $1.9 million for the nine months ended September 30, 1996. This increase was due primarily to the investment of net proceeds received from the Company's initial public offering and follow-on public offering completed during 1996, as well as net proceeds received from the issuance and sale of the Notes in June 1997. Interest expense decreased for the nine months ended September 30, 1997 to $7.3 million from $7.5 million for the nine months ended September 30, 1996. Of this decrease, $3.5 million was due to an increase in capitalized interest offset, in part, by $3.1 million of accrued interest on $150.0 million aggregate principal amount of Notes and a $0.2 million increase of interest for additional borrowings.

         Net income (loss). The Company had net income of $1.8 million for the nine months ended September 30, 1997, compared to a net loss of $4.6 million for the nine months ended September 30, 1996. The $6.4 million change was primarily attributable to a $26.9 million increase in revenue, a $3.3 million decrease in net interest expense and a $1.0 million increase from a one time unusual charge in 1996 offset, in part, by a $24.8 million increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At September 30, 1997, the Company had $289.8 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 6.6%. Of such amount, the Company had $258.6 million of fixed-rate debt (excluding a $1.5 million loan discount) at a weighted average interest rate of 6.5%, and $31.2 million of variable rate debt at a weighted average interest rate of 7.6%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

         On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum from June 6, 1997, payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes will mature on June 15, 2002. The Notes are redeemable at the option of the Company commencing June 15, 2000, at

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions with a combined weighted average interest rate of 8.4%. The Company expects to use the balance of the net proceeds and the recent expansion of an existing credit facility to fund continued development of new Sunrise model facilities and for possible acquisitions as well as for working capital and general corporate purposes.

         The Company has also renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

         A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. As of September 30, 1997, the Company had closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgage on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.25% to LIBOR plus 2.60%. As of September 30, 1997, there were $4.7 million of advances outstanding under this facility.

         The Company has entered into a swap transaction whereby effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under LIBOR floating rate debt, bear interest at a fixed rate based on a fixed LIBOR base rate of 7.3%. The Company has entered into another swap transaction whereby effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%.

         At September 30, 1997, the Company had approximately $112.6 million in unrestricted cash and cash equivalents, including $98.5 million in high quality short-term investments (A1/P1 rated), $104.5 million in net working capital, and currently has $261.3 million of unused lines of credit.

         Working capital increased to $104.5 million at September 30, 1997, compared to $102.8 million as of December 31, 1996, primarily due to the proceeds of the Notes, offset, in part, by the Company's continued investment in the development of Sunrise model facilities.

         Net cash provided by operating activities for the nine months ended September 30, 1997 was approximately $3.9 million as compared to net cash used in operations of $1.1 million for the nine months ended September 30, 1996.

         For the nine months ended September 30, 1997, and 1996, the Company used cash in investing activities of $135.5 million and $85.7 million, respectively. Investing activities included $141.7 million and $52.9 million used for construction of assisted living facilities for each period, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


         Net cash provided by financing activities was $142.4 million and $107.0 million for the nine months ended September 30, 1997, and 1996, respectively. Cash provided by financing activities for the nine months ended September 30, 1997 included $203.7 million in additional borrowings, which includes the Notes. Cash provided by financing activities for the nine months ended September 30, 1996 included net proceeds from the Company's initial public offering of common stock.

         The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 18 such facilities with a resident capacity of 1,618 (Alexandria, VA, Norwood, MA, Wayne, NJ, Wayland, MA, Westfield, NJ, Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, and Columbia, MD) and has 19 facilities currently under construction with a resident capacity of 1,701. The Company has also entered into contracts to purchase 31 additional sites and to lease three additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

         The Company currently estimates that the net proceeds to the Company from the sale of the Notes, the recent expansion of an existing credit facility, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. The estimated cost to complete and lease up the 37 remaining new Sunrise model facilities targeted for completion by the end of 1999 is between $278 million and $370 million. Additional financing will be required to complete the Company's growth plans and to refinance existing indebtedness. There can be no assurance that such financing will be available on acceptable terms.

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

         At September 30, 1997, the Company had stockholders' equity of $190.6 million compared to stockholders' equity of $185.8 million at December 31, 1996. The change resulted primarily from (i) adding the receipt of net proceeds of $2.9 million from common shares issued from the exercise of stock options granted, and (ii) adding net income for the nine months ended September 30, 1997 of $1.8 million. At September 30, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $14.2 million which expire from 2010 through 2011.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


SUBSEQUENT EVENTS

         The Company obtained a commitment on November 3, 1997 (subject to completion of final definitive agreements) from a financial institution for a $200.0 million line of credit. This commitment is an expansion of the $90.0 million line of credit (see Note 2) for a wholly owned subsidiary of the Company. The expanded facility is for general corporate purposes including the construction and development of assisted living facilities. The Company will guarantee the repayment of all amounts outstanding under this facility. The facility is for a term of three years with the right to extend, and is secured by cross collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest from LIBOR plus 1.0% to 1.5%.

         On October 16, 1997, a wholly owned subsidiary of the Company jointly formed a limited liability company ("LLC") with an unrelated third party in which the Company's subsidiary will own a 9% minority interest. The purpose of the LLC is to develop, construct, and own assisted living facilities. The Company loaned the LLC $15 million to help finance initial development and construction.

IMPACT OF CERTAIN ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact is expected to result in primary net income (loss) per share for the three months ended September 30, 1997 and 1996 to $0.07 and $(0.03) per share, respectively; and primary net income (loss) per share for the nine months ended September 30, 1997 and 1996 to $0.10 and $(0.48) per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

          Exhibit No.       Exhibit Name
          -----------       ------------
              3             Amended Bylaws

             11             Computation of Net Income Per Share

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                            Commission for information only and is not filed.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUNRISE ASSISTED LIVING, INC.
                                            (Registrant)





           Date: November 12, 1997          /S/ David W. Faeder
                 -----------------         ---------------------------------
                                            David W. Faeder
                                            President and Chief Financial
                                            Officer



           Date: November 12, 1997          /S/ Larry E. Hulse
                 -----------------         ---------------------------------
                                            Larry E. Hulse
                                            Chief Accounting Officer

                               INDEX OF EXHIBITS





Exhibit No.                     Exhibit Name                        Page
-----------                     ------------                        ----
     3              Amended Bylaws

    11              Computation of Net Income Per Share

    27              Financial Data Schedule, which is
                    submitted electronically to the Securities and Exchange Commission for information only and is not filed.