Form 10-K
period 1997-12-31
SUNRISE ASSISTED LIVING INC
filed 1998-03-31
CIK 1011064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ----------

                                    FORM 10-K

  [xx]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

  [  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to        .

                         Commission File Number 0-20765

                          SUNRISE ASSISTED LIVING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  54-1746596
---------------------------------------         ---------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     9401 Lee Highway, Suite 300
             Fairfax, VA                                   22031
---------------------------------------         ---------------------------
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

                 5 1/2% Convertible Subordinated Notes due 2002
                 ----------------------------------------------
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ---

            The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 16, 1998 was $330,863,008. */

            The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.

                Outstanding at March 16, 1998: 19,227,450 shares.

                      Documents Incorporated by Reference:

Part II: Portions of the Annual Report to Stockholders for the year ended December 31, 1997.

Part III: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 1998.

------------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

                                                                                       Page(s)
PART I    Item 1.    Business...........................................................  3
          Item 2.    Properties......................................................... 17
          Item 3.    Legal Proceedings.................................................. 17
          Item 4.    Submission of Matters to a Vote of Security Holders................ 17

PART II   Item 5.    Market for Registrant's Common Equity and
                     Related Stockholders Matters....................................... 17
          Item 6.    Selected Financial Data............................................ 17
          Item 7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................ 17
          Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......... 18
          Item 8.    Financial Statements and Supplementary Data........................ 18
          Item 9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................................ 18

PART III  Item 10.   Directors and Executive Officers of the Registrant................. 18
          Item 11.   Executive Compensation............................................. 18
          Item 12.   Security Ownership of Certain Beneficial Owners
                     and Management..................................................... 18
          Item 13.   Certain Relationships and Related Transactions..................... 18

PART IV   Item 14.   Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K........................................................ 18

SIGNATURES.............................................................................. 20

This Form 10-K contains certain forward-looking statements relating to the Company's development and acquisition program that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the captions "Item 1. Business -- Facility Development," " -- Facility Acquisitions" and " -- Need for Additional Financing." Unless the context suggests otherwise, references in this Form 10-K to the "Company" or "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries and predecessor entities.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

           Sunrise Assisted Living, Inc. (the "Company" or "Sunrise") is a leading provider of assisted living services for seniors. The Company currently operates 66 facilities in 13 states with a capacity of approximately 5,750 residents, including 59 facilities owned by the Company or in which it has ownership interests and seven facilities managed for third parties. The Company had revenues of $89.9 million and net income of $4.0 million in 1997. Approximately 99% of the Company's revenues were derived from private pay sources.

           The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 27 such facilities with a resident capacity of 2,400 and has 16 facilities currently under construction with a resident capacity of 1,490. The Company has also entered into contracts to purchase 33 additional sites and to lease two additional sites. During 1997, the Company acquired four assisted living and independent living facilities with resident capacity of 274. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant. See "--Facility Development" and "--Facility Acquisitions."

           A subsidiary of the Company has obtained a syndicated revolving credit facility for $250.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. The credit facility is for a term of three years with the right to extend, and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.0% to LIBOR plus 1.5%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

           On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year, beginning December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The net proceeds to the Company from the sale of the Notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million. On June 10, 1997, the Company used $57.7 million of the net proceeds to pay down floating rate indebtedness from four financial institutions at a weighted average interest rate of 8.4%. The balance of the net proceeds are being used to fund continued development of new Sunrise model facilities and for possible acquisitions, as well as for working capital and general corporate purposes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           The average daily resident fee for owned facilities operated by the Company for at least 12 months, or that have achieved stabilization of 95%, was approximately $78 for 1997 and $80 for 1996 and 1995. Excluding acquired facilities, the average daily resident fee was approximately $84 for 1997 and 1996 and $80 for 1995.

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

ASSISTED LIVING PLUS CARE

           Through the Company's Plus Care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. The Company charges an additional daily fee based on additional staff hours of care and services provided. The Plus Care program allows the Company, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 1997, approximately 32% of the Company's assisted living residents participated in the Plus Care program.

MEDICATION MANAGEMENT

           Many of the Company's residents also require assistance with medications. To the extent permitted by state law, the Medication Management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. The Company charges an additional fixed daily fee for this service. At December 31, 1997, approximately 46% of the Company's assisted living residents participated in the Medication Management program.

ALZHEIMER'S CARE

           The Company believes its Alzheimer's Care called the Sunrise Reminiscence Program distinguishes it from many other assisted living providers who do not provide such specialized care. The Sunrise Reminiscence Program provides the attention, care programs and services needed to help cognitively impaired residents maintain a higher quality of life. Specially trained staff provide Basic

Care and other specifically designed care and services to cognitively impaired residents in separate areas of facilities. The Company charges each cognitively impaired resident a daily fee that includes one hour of additional staff time per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 1997, approximately 21% of the Company's assisted living residents participated in the Sunrise Reminiscence Program.

THE SUNRISE "VICTORIAN" MODEL FACILITY

           The Company's signature Victorian model facility, first designed in 1985, is a freestanding, residential-style facility with a capacity of 70 to 110 residents. The building ranges in size from approximately 40,000 to 65,000 square feet and is built generally on sites ranging from two to five acres. Approximately 40% of the building is devoted to common areas and amenities, including reading rooms, family or living rooms and other areas (such as bistros and ice cream parlors) designed to promote interaction among residents. The Company has four basic building plan designs, which provide it with flexibility in adapting the model to a particular site. The building is usually two or three stories and of steel frame construction built to institutional health care standards but strongly residential in appearance. The interior layout is designed to promote a home-like environment, efficient delivery of resident care and resident independence.

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

OWNED FACILITIES

           The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest that are currently operating as well as those under construction or are subject to purchase contracts and zoned:

                                                              YEAR       DEVELOPED,    SUNRISE
                                                           OPENED BY    ACQUIRED OR    MODEL          RESIDENT      OWNERSHIP
     FACILITY                            LOCATION           SUNRISE     CONST. STATUS  FACILITY       CAPACITY    PERCENTAGE(1)
     --------                            --------           -------     -------------  ---------     --------     -------------
Sunrise of Oakton                       Oakton, VA            1981      Acquired(2)                       51          100.0%
Sunrise of Leesburg                     Leesburg, VA          1984      Acquired(2)                       35          100.0
Sunrise of Warrenton                    Warrenton, VA         1986      Acquired(2)                       37          100.0
Sunrise of Arlington                    Arlington, VA         1988      Developed         X               58          100.0
Sunrise of Bluemont Park                Arlington, VA         1990                                                    100.0
  Potomac                                                               Developed         X               59
  Shenandoah                                                            Developed         X               77

  James                                                                 Developed         X               59
Sunrise of Mercer Island                Seattle, WA           1990      Developed         X               59          100.0
Sunrise of Fairfax                      Fairfax, VA           1990      Developed         X               59          100.0(3)
Sunrise of Queen Anne                   Seattle, WA           1991      Acquired                         136           33.3(4)
Sunrise of Frederick                    Frederick, MD         1992      Developed         X               86          100.0
Sunrise of Countryside                  Sterling, VA          1992                                                    100.0
  East Building                                                         Developed(5)      X               66
  West Building                                                         Developed(5)      X               64
Sunrise of Gunston                      Lorton, VA            1992      Developed(5)      X               67          100.0
Sunrise of Atrium                       Boca Raton, FL        1992      Acquired                         210          100.0
Sunrise of Falls Church                 Falls Church, VA      1993      Developed         X               66          100.0
Sunrise of Village House                Gaithersburg, MD      1993      Acquired                         155(6)       100.0
Sunrise of Towson                       Towson, MD            1994      Developed         X               66           13.9(7)
Sunrise of Gardner Park                 Peabody, MA           1994      Developed         X               59           50.0(7)(8)
Sunrise of Annapolis                    Annapolis, MD         1995      Developed         X               88          100.0
Chanate Lodge                           Santa Rosa, CA        1996      Acquired                         120          100.0
Sunrise of Raleigh                      Raleigh, NC           1996      Developed         X               93          100.0
Sunrise of Pikesville                   Pikesville, MD        1996      Developed         X              103          100.0
Huntcliff Summitt                       Atlanta, GA           1996      Acquired                         254          100.0(9)
Sunrise of Northshore                   St. Petersburg, FL    1996      Acquired                         157          100.0(10)
Sunrise of Augusta                      Augusta, GA           1996      Acquired                          42          100.0
Sunrise of Columbus                     Columbus, GA          1996      Acquired                          26          100.0
Sunrise of Greenville                   Greenville, SC        1996      Acquired                          39          100.0
Sunrise of Blue Bell                    Philadelphia, PA      1996      Developed         X               97          100.0
Sunrise of Columbia                     Columbia, MD          1996      Developed         X               96          100.0
Sunrise of Hunter Mill                  Oakton, VA            1997      Developed         X               96          100.0
Sunrise of Sterling Canyon              Valencia, CA          1997      Acquired                         130          100.0
Sunrise of Napa                         Napa Valley, CA       1997      Acquired                          83          100.0
Sunrise of Petaluma                     Petaluma, CA          1997      Developed                         84          100.0(11)
Sunrise of Springfield                  Springfield, VA       1997      Developed         X               98          100.0
Sunrise of Severna Park Building I      Severna Park, MD      1997      Developed         X               99           50.0(3)(7)
Sunrise of Severna Park Building II     Severna Park, MD      1997      Developed         X               74           50.0(3)(7)
Sunrise of Morris Plains                Morris Plains, NJ     1997      Developed         X               95          100.0
Sunrise of Old Tappan                   Old Tappan, NJ        1997      Developed         X               95          100.0
Sunrise of Granite Run                  Granite Run, PA       1997      Developed         X               95          100.0
Sunrise of Abington Building I          Abington, PA          1997      Developed         X               97          100.0
Sunrise of Abington Building II         Abington, PA          1997      Developed         X               71          100.0
Sunrise of Rockville                    Rockville, MD         1997      Developed         X               86          100.0
Sunrise of Alexandria                   Alexandria, VA        1997      Developed         X               92          100.0
Sunrise of Wayne                        Wayne, NJ             1997      Developed         X               90          100.0
Sunrise of Norwood                      Norwood, MA           1997      Developed         X               90          100.0
Sunrise of Wayland                      Wayland, MA           1997      Developed         X               68          100.0
Sunrise of Westfield                    Westfield, NJ         1997      Developed         X               95          100.0
Sunrise of East Cobb                    East Cobb, GA         1997      Developed         X               96          100.0
Sunrise of Dunwoody                     Dunwoody, GA          1997      Acquired                          30          100.0
Sunrise of Weston                       Weston, MA            1997      Acquired                          31          100.0
Sunrise of Fresno                       Fresno, CA            1998      Developed                         84          100.0(11)
Sunrise of Haverford                    Haverford, PA         1998      Developed         X               73          100.0
Sunrise of Decatur                      Decatur, GA           1998      Developed         X               96          100.0
Sunrise of Walnut Creek                 Walnut Creek, CA      1998      Developed         X               85          100.0
Sunrise of Glen Cove                    Glen Cove, NY         1998      Developed         X               83          100.0
Sunrise of Ivey Ridge                   Ivey Ridge, GA        1998      Developed         X               97          100.0
Sunrise of Cohasset                     Cohasset, MA          1998      Developed         X               71          100.0
Sunrise of Holly Orchard                Denver, CO            1998      Developed         X               97          100.0
                                                                                                   -------------
                                                                                                       5,065

Sunrise of Pinehurst                    Denver, CO         2nd Q 1998   Construction      X              100          100.0

Sunrise of Danville                     Danville, CA       2nd Q 1998      Construction                   84          100.0(11)
Sunrise of Huntcliff Summit (Assisted
   Living Expansion)                    Atlanta, GA        2nd Q 1998      Construction   X               96          100.0
Sunrise of Bellevue                     Bellevue, WA       2nd Q 1998      Construction   X               84          100.0
Sunrise of Paramus                      Paramus, NJ        2nd half 1998   Construction   X               75          100.0
Sunrise of Lafayette Hill               Philadelphia, PA
                                          metro region     2nd half 1998   Construction   X               86          100.0
Sunrise of Mission Viejo                Mission Viejo, CA  2nd half 1998   Construction   X              103            9.0
Sunrise of Fairfield                    Fairfield, NJ      2nd half 1998   Construction   X               93          100.0
Sunrise of Oakland Hills                Oakland Hills, CA  2nd half 1998   Construction   X              102          100.0
Sunrise of Paoli                        Paoli, PA          2nd half 1998   Construction   X               96          100.0
Sunrise of East Brunswick               East Brunswick, NY 2nd half 1998   Construction   X               94            9.0
Sunrise of Smithtown                    Smithtown, NY      1st half 1999   Construction   X               90          100.0
Sunrise of Carlsbad                     Carlsbad, CA       1st half 1999   Construction   X              102            9.0
Sunrise of Naperville                   Naperville IL      1st half 1999   Construction   X               91            9.0
Sunrise of Rochester Hills              Rochester, MI      1st half 1999   Construction   X              101            9.0
Sunrise of Buffalo Grove                Buffalo Grove, IL  1st half 1999   Construction   X               93          100.0
Sunrise of Chanate II                   Santa Rosa, CA     2nd half 1998   Zoned          X               49          100.0
Sunrise of Richmond                     Richmond, VA       1st half 1999   Zoned          X               91            9.0
Sunrise of Charlotte                    Charlotte, NC      2nd half 1999   Zoned          X               95          100.0
Sunrise of Farmington Hills             Farmington
                                          Hills, MI        2nd half 1999   Zoned          X               90          100.0
Sunrise of Ann Arbor                    Ann Arbor, MI      2nd half 1999   Zoned          X               85          100.0
Sunrise of Northville                   Northville, MI     2nd half 1999   Zoned          X               91          100.0
Sunrise of Exton                        Exton, PA          2nd half 1999   Zoned          X               78          100.0
                                                                                                   -------------
                                                                                                       2,069    (12)
                                                                                                   -------------
         Total                                                                                         7,134
                                                                                                   =============

----------

(1) Fifteen of the wholly owned facilities (Oakton, Leesburg, Warrenton, Arlington, Bluemont Park (three facilities), Mercer Island, Fairfax, Frederick, Countryside (two facilities), Gunston, Atrium and Falls Church) serve as collateral for a $86.7 million mortgage loan. Nineteen other wholly owned facilities (Springfield, Morris Plains, Old Tappan, Granite Run, Abington (two facilities), Wayne, Westfields, Decatur, Walnut Creek, Haverford, Huntcliff Summit (assisted living expansion), Lafayette Hill, Oakland Hills, Paramus, Paoli, Fairfield, Smithtown, and Bellevue) serve as collateral for a $250.0 million syndicated revolving credit facility. Sixteen other owned facilities are subject to one or more mortgages or deeds of trust that mature between 1998 and 2033 and bear interest at rates ranging from 6.870% to 9.750% annually as of December 31, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
           Note 6 of Notes to Consolidated Financial Statements. All facilities that are wholly owned by the Company are consolidated in the Consolidated Financial Statements. The Gardner Park and Severna Park facilities are held by limited liability companies or limited partnerships in which the Company holds the ownership interests indicated in the table. The Company is the general partner or managing member of such entities and through the partnership or operating agreements and the management agreements for the facilities the Company controls their ordinary course business operations. Therefore, the Gardner Park and Severna Park facilities are also consolidated in the Consolidated Financial Statements. The ordinary course business operations of the Queen Anne and Towson facilities are not currently controlled by the Company and, therefore, are accounted for under the equity method of accounting.

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

(9) This facility is licensed for 24 assisted living residents. The remainder of the resident capacity is for independent living residents. Excludes 12 units owned by the occupants thereof. The occupants can require the Company to repurchase the units for their original purchase prices (aggregating approximately $1.9 million) under certain circumstances. The Company has a right to purchase the units at fair market value upon the happening of certain events and has a right of first refusal on sales of the units.

(10) This facility is licensed for 26 skilled nursing residents. The remainder of the resident capacity is for assisted living residents.

(11) These are not Sunrise model facilities. Sunrise has entered into operating leases with a third-party owner/developer who completed the facilities under a design reviewed and approved by Sunrise. These facilities are operated under 15-year operating leases, with two 10-year extension options.

(12) There can be no assurance that construction delays will not be experienced.

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

           The Company continues to develop its Victorian model facilities in major metropolitan markets. The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 27 such new model facilities with a resident capacity of 2,400 (East Cobb, GA, Fresno, CA, Haverford, PA, Decatur, GA, Walnut Creek, CA, Glen Cove, NY, Ivey Ridge, GA, Cohasset, MA, Denver, CO, Alexandria, VA, Norwood, MA, Wayne, NJ, Wayland, MA, Westfield, NJ, Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, and Columbia, MD) and has 16 facilities under construction with resident capacity of 1,490. The Company has also entered into contracts to purchase 33 additional sites and to lease two additional sites, and is negotiating purchase terms for the remaining sites. These sites are located in Pennsylvania, Massachusetts, New Jersey, Connecticut, New York, Illinois, California, Missouri, Kansas, and Virginia. The Company is pursuing additional development opportunities as market conditions warrant. Historically, the Company has completed all but one of the facilities for which it has obtained zoning approval. The Company bases its development upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows the Company to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in the Company's markets.

           The primary milestones in the development process are (i) site selection and contract signing, (ii) zoning and site plan approval and (iii) completion of construction. Once a market has been identified, site selection and contract signing typically take approximately one to three months. Zoning and site plan approval generally take 10 to 12 months and are typically the most difficult steps in the development process due to the Company's selection of sites in established communities which usually require site rezoning. Facility construction normally takes 10 to 12 months. The Company believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a facility receives a certificate of occupancy, residents usually begin to move in within one month. Since 1993, the total capitalized cost to develop, construct and open a Sunrise model facility, including land acquisition and construction costs, has ranged from approximately $8.5 million to $12.0 million. The cost of any particular facility may vary considerably based on a variety of site-specific factors.

           The Company's development activities are coordinated by its experienced 30-person development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are usually contracted to experienced outside architects and contractors.

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

FACILITY ACQUISITIONS

           The Company's previously announced growth plan included the acquisition of up to 15 facilities by the end of 1999, of which nine have been acquired. In evaluating possible acquisitions, the Company considers, among other factors, (i) location, construction quality, condition and design of the facility, (ii) current and projected facility cash flow, (iii) the ability to increase revenue, occupancy and cash flow by providing a full range of assisted living services, (iv) costs of facility repositioning (including renovations, if any) and (v) the extent to which the acquisition will complement the Company's development plans.

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

MANAGED FACILITIES

           The Company also manages for third-party owners seven operating facilities and one facility under construction with total resident capacity of 756, including, four in Massachusetts, two in New Jersey, one in Pennsylvania, and one in Virginia. The two facilities in New Jersey are Sunrise model facilities. The management contract expiration dates range from October 1998 to January 2002. The Company owns $5.4 million carrying value of tax exempt mortgage bonds on the Pennsylvania facility. One of the Massachusetts facilities is licensed for 139 continuing care retirement community residents. Pursuant to the management agreement with one of the New Jersey facilities, the company has a right of first refusal to purchase the facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement. The Company does not provide financial or accounting services to the Virginia facility.

           The Company also manages two skilled nursing facilities, Pembrook and Prospect Park, located in West Chester and Prospect Park, Pennsylvania, respectively. The Pembrook facility has 240 beds and the Prospect Park facility has 180 beds. Both of these facilities are owned by a single unaffiliated nonprofit corporation. The management contracts for these facilities were initially entered into in May 1994 and expire in April 1999. The Company received management fee revenues of approximately $0.4 million in 1997 for these two facilities. The Company is entitled to receive a deferred management fee of approximately $0.7 million, as of December 31, 1997, if the owners terminate the management agreement or sell the properties. The Company does not provide financial or accounting services for these facilities.

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

           The Company is currently organized into several regions. Each of the regions is headed by a Regional Senior Vice President or Vice President with extensive experience in the long-term care and assisted living industries. The regional staff typically consists of a Marketing Specialist, a Resident Care Specialist and a Human Resources Specialist. The Company's largest region also has separate Marketing Specialists for existing facilities and those in development, an Activities Specialist, a Regulatory Specialist, a Dietary Specialist and a Maintenance Specialist. The Company expects that all regions will create similar staff positions as the number of facilities in those regions increases.

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

THIRD-PARTY RESIDENT SERVICES

           While the Company serves the vast majority of a resident's needs with its own staff, certain services, such as physician care, infusion therapy, physical and speech therapy and other home health care services, may be provided to residents at Sunrise facilities by third parties. Company staff assist residents in locating qualified providers for such health care services. In October 1996, the Company entered into an affiliation agreement with Jefferson Health System ("JHS"), an integrated health care system located in Philadelphia, Pennsylvania, pursuant to which JHS has agreed to provide residents of Sunrise facilities located in the Philadelphia metropolitan region, on a preferred (but non-exclusive) basis, with access to certain health care services offered by JHS. Such health care services may include hospital services, physician services, rehabilitation services, home health services and products and mental health services.

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

STAFFING AND LABOR COSTS

           The Company competes with various health care services providers, including other elderly care providers, in attracting and retaining qualified or skilled personnel. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package to compete effectively for personnel. The Company's general and administrative expenses (which consist primarily of staffing and labor expenses, including hiring additional staff and increasing the salary and benefits of existing staff) as a percentage of operating revenue were 11.6% for 1997, 21.2% for 1996, and 18.5% for 1995. The reduction of general and administrative expenses as a percentage of operating revenue decreased in 1997 as compared to 1996 primarily because operating revenue increased at a much faster rate than general and administrative expenses. There can be no assurance that the Company's labor costs will not increase as a percentage of operating revenue. Any significant failure by the Company to attract and retain qualified employees, to control its labor costs or

STAFF EDUCATION AND TRAINING


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

EMPLOYEES

           At December 31, 1997, the Company had 3,377 employees, including 2,060 full-time employees, of which 105 were employed at the Company's headquarters. The Company believes employee relations are good.

ITEM 2.    PROPERTIES.

           The Company leases its corporate office, regional offices, and warehouse space under various leases. The leases have terms of five to seven years. The corporate lease has an option to terminate after twelve months from the most recent expansion commencement. The initial annual lease payments of the corporate leases amount to $258,000, and the base rent is subject to annual increases based on the Consumer Price Index from a minimum of 2% to a maximum cap of 3% per year. The initial annual base rent payments under the warehouse lease amount to $148,000. Various other leases expire during 1998 and 1999.

           The Company also has entered into operating leases for five facilities and three long-term ground leases related to other facilities. The operating lease terms vary from fifteen years, with two ten-year extension options. The ground leases have terms of seventy-five years to ninety-nine years. For information regarding facilities owned by the Company or in which it holds interests, see "Item 1. Business -- Owned Facilities" and "-- Facility Development."

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SNRZ." Other information set forth under the caption "Corporate Information" on page 40 of the Company's 1997 Annual Report to Stockholders is incorporated by reference herein.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information set forth under the caption "Selected Financial and Operating Data" on page 17 of the Company's 1997 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 24 of the Company's 1997 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements set forth on pages 26 to 37 of the Company's 1997 Annual Report to Stockholders are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information set forth under the captions "Election of Directors -- Information as to Nominees and Other Directors," "-- Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Annual Meeting Proxy Statement, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information set forth under the captions "Compensation of Directors" and "Executive Compensation and Other Information" in the Company's 1998 Annual Meeting Proxy Statement, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities" in the Company's 1998 Annual Meeting Proxy Statement, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information set forth under the caption "Certain Transactions" in the Company's 1998 Annual Meeting Proxy Statement, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a) List of documents filed as part of Form 10-K.

               (1)  Financial Statements:

                    Consolidated Balance Sheets -- December 31, 1997 and 1996.

                    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                    Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                    Notes to Consolidated Financial Statements.

                    Report of Independent Auditors.

                    The remaining information appearing in the Company's 1997 Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

               (2)  Financial Statements Schedules:

                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

               (3)  Exhibits:

                    The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits on pages 23 to 28 and are incorporated by reference herein.

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

                                             SUNRISE ASSISTED LIVING, INC.
                                      ------------------------------------------
                                                     Registrant

                                      By:  /s/ Paul J. Klaassen
                                         ---------------------------------------
                                         Paul J. Klaassen
                                         Chairman of the Board and
                                         Chief Executive Officer

                                                      3/26/98
                                         ---------------------------------------
                                                        Date

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul J. Klaassen                                        3/26/98
    ----------------------------------            ------------------------------------
     Paul J. Klaassen                                             Date
     Chairman of the Board, and
     Chief Executive Officer
     (Principal Executive Officer)

By: /s/ David W. Faeder                                         3/24/98
    ----------------------------------            ------------------------------------
     David W. Faeder                                              Date
     President, Chief Financial
     Officer and Director
     (Principal Financial Officer)

By: /s/ Larry E. Hulse                                          3/26/98
    ----------------------------------            ------------------------------------
     Larry E. Hulse                                               Date
     Controller
     (Principal Accounting Officer)

By: /s/ Ronald V. Aprahamian                                    3/24/98
    ----------------------------------            ------------------------------------
     Ronald V. Aprahamian                                         Date
     Director

By:
    ----------------------------------            ------------------------------------
     David G. Bradley                                             Date
     Director

By: /s/ Thomas J. Donohue                                       3/29/98
    ----------------------------------            ------------------------------------
     Thomas J. Donohue                                            Date
     Director

By:
    ----------------------------------            ------------------------------------
     Richard A. Doppelt                                           Date
     Director

By: /s/ Teresa M. Klaassen                                      3/24/98
    ----------------------------------            ------------------------------------
     Teresa M. Klaassen                                           Date
     Executive Vice President,
     Secretary and Director

By:
    ----------------------------------            ------------------------------------
     Scott F. Meadow                                              Date
     Director

                                INDEX TO EXHIBITS

                                                                                               Page (by
                                                                                              Sequential
Exhibit                                                                                       Numbering
Number                           Identity of Exhibit                                           System)
------                           -------------------                                          ---------
3.1        Restated Certificate of Incorporation of the Company (Exhibit 3.1 to
           the Company's Form S-1 Registration Statement No. 333- 13731).

3.2 Amended and Restated Bylaws of the Company, as amended (Exhibit 3 to the Company's Form 10-Q for the quarter ended September 30, 1997).

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

           10.19 to the Company's Form S-1 Registration Statement No. 33-2852).

10.4       Registration Agreement, dated January 4, 1995, by and among the
           Company, the Investors (as defined therein) and Paul and Teresa
           Klaassen (Exhibit 10.3 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.5       Promissory Note, dated June 8, 1994, executed by Sunrise Assisted
           Living Limited Partnership in favor of General Electric Capital
           Corporation (Exhibit 10.4 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.6       Indemnity Agreement dated as of June 8, 1994 by Paul J. Klaassen and
           Teresa M. Klaassen to and for the benefit of General Electric Capital
           Corporation (Exhibit 10.4.1 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.7 First Loan Modification Agreement dated as of February 15, 1996 by and between General Electric Capital Corporation and Sunrise Assisted
           Living Limited Partnership (Exhibit 10.4.2 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.8 Second Loan Modification Agreement dated as of May 1, 1996 by and between General Electric Capital Corporation and Sunrise Assisted
           Living Limited Partnership (Exhibit 10.4.3 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.9       Letter Agreement dated as of May 1, 1996 by and between General
           Electric Capital Corporation and Sunrise Assisted Living Limited
           Partnership (Exhibit 10.4.4 to the Company's Form S-1 Registration
           Statement No. 333-2582).

10.10      Letter agreement dated as of December 30, 1996 by and between General
           Electric Capital Corporation and Sunrise Assisted Living Partnership
           (Exhibit 10.11 to the Company's 1996 Form 10-K).

10.11 Third Loan Modification Agreement dated as of March 4, 1997 by and between General Electric Capital Corporation and Sunrise Assisted
           Living Limited Partnership.

10.12      Credit Line Deed of Trust and Security Agreement, Assignment of
           Leases and Rents, Fixture Filing and Financing Statement, dated as of
           June 8, 1994 (Arlington, Bluemont Park and Falls Church) (Exhibit
           10.5 to the Company's Form S-1 Registration Statement No. 333-2582).

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

10.17      First Mortgage and Security Agreement, Assignment of Leases and
           Rents, Fixture Filing and Financing Statement, dated as of June 8,
           1994 (Boca Raton) (Exhibit 10.10 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.18      First Deed of Trust and Security Agreement, Assignment of Leases and
           Rents, Fixture Filing and

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

10.20      1995 Stock Option Plan, as amended.

10.21      1996 Directors' Stock Option Plan, as amended.

10.22      Stock Option Agreement, entered into, effective as of January 4,
           1995, by and between the Company and David W. Faeder (Exhibit 10.14 to the Company's Form S-1 Registration Statement No. 333-2582).

10.23 Amendment No. 1 to Stock Option Agreement by and between the Company and David W. Faeder (Exhibit 10.14.1 to the Company's Form S-1
           Registration Statement No. 333-13731).

10.24      1996 Non-Incentive Stock Option Plan, as amended.

10.25      1997 Stock Option Plan, as amended.

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

10.29      Loan Agreement, dated as of March 19, 1996, between the Company and
           Creditanstalt-Bankverein (Exhibit 10.20 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.30 Warrant Agreement, dated as of March 19, 1996, between the Company and Creditanstalt-Bankverein (Exhibit 10.21 to the Company's Form S-1
           Registration Statement No. 333-2582).

10.31.1 Amended, Restated, Consolidated and Increased Master Promissory Note dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted
           Living Limited Partnership.

10.31.2    Amended and Restated Financing and Security Agreement dated as of
           December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
           Partnership.

10.31.3    Amended and Restated Master Construction Loan Agreement dated as of
           December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
           Partnership.

10.31.4 Management Fee Subordination Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership.

10.31.5 Amended and Restated Pledge, Assignment and Security Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living
           Limited Partnership.

10.31.6 Master Guaranty of Performance dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership.

10.31.7 Amended and Restated Collateral Assignment of Operating Agreements and Management Contracts dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership.

10.31.8    Amended and Restated Collateral Assignment of Licenses, Participation
           Agreements and Resident Agreements dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership.

10.31.9 Amended and Restated Master Guarantee of Payment Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living
           Limited Partnership.

10.32      Form of Indemnification Agreement (Exhibit 10.24 to the Company's
           Form S-1 Registration Statement No. 333-2582).

13 1997 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21         Subsidiaries of the Registrant.

23         Consent of Ernst & Young LLP.

27.1       Financial Data Schedule as of and for the year ended December
           31, 1997.

27.2       Restated Financial Data Schedule as of and for the nine months ended
           September 30, 1997, as of and for the six months ended June 30, 1997, and as of and for the three months ended March 31, 1997.

27.3       Restated Financial Data Schedule as of and for the year ended
           December 31, 1996, as of and for the nine  months ended September
           30, 1996, and as of and for the six months ended June 30, 1996.
