Form 10-Q
period 1998-03-31
SUNRISE ASSISTED LIVING INC
filed 1998-05-01
CIK 1011064

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Period Ended March 31, 1998

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

      As of April 16, 1998, there were 19,265,768 shares of the Registrant's Common Stock outstanding.

================================================================================

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 1998 and
        December 31, 1997                                                     3

        Consolidated Statements of Operations for the three
        months ended March 31, 1998 and 1997                                  4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and 1997                                  5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

PART II.  OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders          18

        Item 6. Exhibits and Reports on Form 8-K                             18

        Signatures                                                           19

PART I.  FINANCIAL INFORMATION

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      March 31,           December 31,
                                                                         1998                 1997
                                                                  -----------------------------------------
                                                                     (Unaudited)             (Note)
ASSETS

Current assets:
    Cash and cash equivalents                                              $ 40,922              $ 82,643
    Accounts receivable, net                                                  6,762                 5,849
    Prepaid expenses and other current assets                                 5,622                 6,081
                                                                  -------------------   -------------------
           Total current assets                                              53,306                94,573
Property and equipment, net                                                 451,126               423,615
Investment and notes receivable                                              23,568                22,998
Restricted cash and cash equivalents                                          1,928                 1,573
Deferred financing costs, net                                                 7,005                 7,459
Other assets                                                                  6,417                 6,042
                                                                  -------------------   -------------------
           Total assets                                                    $543,350              $556,260
                                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                  $ 13,371              $ 16,620
    Deferred revenue                                                          1,781                 1,482
    Other current liabilities                                                    63                   669
    Current maturities of long-term debt                                      5,472                 5,462
                                                                  -------------------   -------------------
           Total current liabilities                                         20,687                24,233
Long-term debt, less current maturities                                     319,229               335,485
Notes payable to affiliated partnerships                                         40                    40
Interests in unconsolidated partnerships                                        234                   445
Other long-term liabilities                                                     480                   319
                                                                  -------------------   -------------------
           Total liabilities                                                340,670               360,522
Minority interests                                                              409                   398
Preferred stock, $0.01 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                  -                     -
Common stock, $0.01 par value, 60,000,000 shares
    authorized, 19,240,367 and 19,028,040 shares issued
    and outstanding in 1998 and 1997                                            192                   190
Additional paid-in capital                                                  210,090               206,784
Accumulated deficit                                                          (8,011)              (11,634)
                                                                  -------------------   -------------------
           Total stockholders' equity                                       202,271               195,340
                                                                  -------------------   -------------------
           Total liabilities and stockholders' equity                      $543,350              $556,260
                                                                  ===================   ===================



           Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                1998                 1997
                                                                          --------------------------------------

Operating revenue                                                              $  34,912                16,544

Operating expenses:
    Facility operating                                                            18,659                 9,888
    Facility development and pre-rental                                            1,708                 1,923
    General and administrative                                                     2,952                 2,832
    Depreciation and amortization                                                  4,534                 1,584
    Facility lease                                                                   638                    33
                                                                          ----------------      ----------------
         Total operating expenses                                                 28,491                16,260

Income from operations                                                             6,421                   284

Other income (expense):
    Interest income                                                                1,733                 1,419
    Interest expense                                                              (4,696)               (1,601)
                                                                          ----------------      ----------------
         Total other expense                                                      (2,963)                 (182)


Equity in earnings of unconsolidated
    partnerships and minority interests                                              165                    32
                                                                          ----------------      ----------------

Net income                                                                     $   3,623              $    134
                                                                          ================      ================

Net income per common share data:

    Basic net income per common share                                          $    0.19              $   0.01
                                                                          ================      ================


    Diluted net income per common share                                        $    0.18              $   0.01
                                                                          ================      ================


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                    Three months ended
                                                                                         March 31,
                                                                                  1998                 1997
                                                                         -------------------------------------
OPERATING ACTIVITIES:
    Net income                                                               $    3,623          $       134
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in earnings of unconsolidated partnerships
            and minority interests                                                 (165)                 (32)
        Provision for bad debts                                                     271                  116
        Gain on sale of assets                                                     (489)                   -
        Accretion of interest on marketable securities                                -                  (56)
        Depreciation and amortization                                             4,534                1,584
        Amortization of financing costs and discount on long-term debt              513                  128
        Changes in assets and liabilities:
          (Increase) decrease:
            Accounts receivable                                                  (1,184)                 175
            Prepaid and other current assets                                      1,257                  409
            Other assets                                                         (2,509)              (1,523)
          Increase (decrease):
            Accounts payable and accrued expenses                                (3,249)              (1,040)
            Deferred revenue                                                        299                  219
            Other liabilities                                                      (445)                  79
                                                                         ----------------     ----------------
Net cash provided by operating activities                                         2,456                  193

INVESTING ACTIVITIES:
    Increase in restricted cash and cash equivalents                               (355)                (965)
    Investment in property and equipment                                        (29,828)             (43,856)
    Increase in investment and notes receivable                                    (137)                   -
    Proceeds from maturities of marketable securities                                 -                3,320
    Contributions to investment in unconsolidated partnerships                     (344)                   -
                                                                         ----------------     ----------------
Net cash used in investing activities                                           (30,664)             (41,501)

FINANCING ACTIVITIES:
    Net proceeds from exercised options                                           3,308                1,071
    Additional borrowings under long-term debt                                       28               20,145
    Repayment of long-term debt                                                 (16,378)                (245)
    Financing costs paid                                                           (471)                (302)
     Repayment of related party note payable                                          -                 (508)
                                                                         ----------------     ----------------
Net cash (used in) provided by financing activities                             (13,513)              20,161
                                                                         ----------------     ----------------
Net decrease in cash and cash equivalents                                       (41,721)             (21,147)
Cash and cash equivalents at beginning of period                                 82,643              101,811
                                                                         ----------------     ----------------
Cash and cash equivalents at end of period                                   $   40,922          $    80,664
                                                                         ================     ================


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared by the Company and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 1998 and 1997 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. Unless the context indicates otherwise, the Company means Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

           Certain 1997 balances have been reclassified to conform with the 1998 presentation.

2. LONG-TERM DEBT

           Long-term debt was $324.7 million at March 31, 1998, excluding notes payable to affiliated entities, compared to $341.0 million at December 31, 1997.

           On June 6, 1997, the Company issued and sold $150 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 (the "Notes"). The Notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The Notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the Notes may require the Company to repurchase the Notes upon a Change of Control (as defined) of the Company.

           The Company has an $86.6 million dollar multi-property mortgage (the "Multi-Property Mortgage"), collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The Multi-Property Mortgage consists of two separate debt classes: Class (A) in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; Class (B) in the amount of $21.6 million bears a variable interest rate of LIBOR plus 1.75%.

           A subsidiary of the Company has obtained a syndicated revolving credit facility for $250.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years with the right to extend, and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. The Company paid down $16.0 million during the three month period ended March 31, 1998. There were $35.0 million of advances outstanding under this credit facility as of March 31, 1998.

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

Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.00% to LIBOR plus 2.35%. There were $4.7 million of advances outstanding under this facility as of March 31, 1998.

           A subsidiary of the Company has received a commitment for a $15.7 million revolving construction credit facility. As of March 31, 1998, the Company had closed on the total commitment amount. The credit facility provides for construction and interim loans to finance the development of up to two assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear variable interest rates based upon LIBOR plus 1.25% to LIBOR plus 1.75%. There were no advances outstanding under this facility as of March 31, 1998.

           The Company has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. The Company has entered into another swap transaction whereby effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR based rate of 7.14%. The Company also has renegotiated interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities.

3. STOCK OPTION PLANS

           The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to the Employees and accordingly recognizes no compensation expense for the stock option grants.

           A summary of the Company's stock option activity and related information as of March 31, 1998, are presented below:

                                                                                     WEIGHTED-
                                                                 SHARES               AVERAGE
          FIXED OPTIONS                                           (000)           EXERCISE PRICE
-------------------------------------------------         -----------------------------------------
   Outstanding - January 1, 1998                                   3,156             $ 22.76
   Granted                                                           950               43.68
   Exercised                                                        (230)              16.58
   Forfeited                                                        (298)              23.88
-------------------------------------------------         =========================================
   Outstanding - March 31, 1998                                    3,578             $ 28.63
                                                          =========================================
   Exercisable - March 31, 1998                                      437
                                                          ===================

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


3. STOCK OPTION PLANS (CONTINUED)

           The following table summarizes information about stock options outstanding at March 31, 1998:

                                          Options Outstanding                            Options Exercisable
                       --------------------------------------------------------------------------------------------
                                               Weighted-          Weighted-                             Weighted
                             Number             Average            Average             Number           average
   Range of Exercise     Outstanding           Remaining          Exercise           exercisable        Exercise
   Prices                   (000)           Contractual Life        Price              (000)             Price
-------------------------------------------------------------------------------------------------------------------
    $  3.00 to   8.00         266                7.4               $  5.43               90             $  5.60
       10.50 to 20.00         421                8.1                 16.50              112               16.85
       21.50 to 25.63       1,509                8.9                 25.00              217               25.38
       29.94 to 36.63         443                9.5                 34.54               18               34.66
       37.00 to 44.00         939                9.9                 43.68                -
                       ----------------                                          -------------------
     $  3.00 to 44.00       3,578                                                       437
                       ================                                          ===================

4. COMMITMENTS AND CONTINGENCIES

           The Company has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites amounts to $53.3 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

5. NET INCOME PER COMMON SHARE

           The Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all applicable periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


5. NET INCOME PER COMMON SHARE (CONT'D)

           The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        1998           1997
                                                                      --------        -------
                    Numerator for basic and diluted
                      net income per share                            $   3,623      $     134
                                                                     ===========    ===========
                    Denominator
                       Denominator for basic net income per
                        common share-weighted average shares             19,089         18,560
                      Effect of dilutive securities:
                      Employee stock options                              1,392            901
                      Warrants                                               30             20
                                                                     -----------    -----------
                      Denominator for diluted net income per
                        common share-weighted average shares
                        plus assumed conversions                         20,511         19,481
                                                                     ===========    ===========

                    Basic net income per common share                 $    0.19      $    0.01
                                                                     ===========    ===========
                    Diluted net income per common share               $    0.18      $    0.01
                                                                     ===========    ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

           Management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others, development and construction risks, acquisition risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Certain of these factors are discussed elsewhere herein. Unless the context suggests otherwise, references herein to the "Company" or "Sunrise" means Sunrise Assisted Living, Inc. and its subsidiaries.

OVERVIEW

           The Company is a leading provider of assisted living services to the elderly. The Company currently operates 68 facilities in 13 states with a capacity of more than 5,900 residents, including 60 facilities owned by the Company or in which it has ownership interests and eight facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party.

           The Company reported net income of $3.6 million, or $0.18 per share (diluted), on revenue of $34.9 million for the three months ended March 31, 1998, compared to a net income of $0.1 million or $0.01 per share (diluted), on revenue of $16.5 million for the three months ended March 31, 1997.

           The Company's previously announced growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 29 such facilities with a resident capacity of 2,596 and has 14 facilities currently under construction with a resident capacity of 1,294. The Company has also entered into contracts to purchase 39 additional sites, 11 of which are zoned, and to lease two additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

           The Company has begun efforts to explore international development and acquisition possibilities in the United Kingdom and Canada. A subsidiary of the Company has acquired a property near London, England on which it plans to develop an assisted living and Alzheimer's care property. The Company plans to complete this and other international projects through joint ventures with third parties that will provide the majority of the equity capital. The Company will provide management and development services on a contract-fee basis with rights to acquire the assets in the future. The Company is currently concluding negotiations with a joint venture partner expected to initially participate in up to eight projects in the United Kingdom and Canada.

           During the three months ended March 31, 1998, the Company recorded a gain of $0.5 million on the sale of its interest in a tenancy-in-common that owned one facility. In light of the size of the Company's current real estate portfolio, the Company anticipates, subject to market conditions, selling selected real estate assets as a normal part of its operations while retaining long-term management through operating agreements and/or leases. This strategy of selling selected real estate assets as a normal part of operations should enable the Company to reduce debt, redeploy its capital into new development projects and recognize gains on appreciate real estate.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

           Operating Revenue. Operating revenue for the three months ended March 31, 1998 increased 111.0% to $34.9 million from $16.5 million for the three months ended March 31, 1997 due primarily to the growth in resident fees. Resident fees (including community fees) and fees for Basic Care (assistance with activities of daily living and other personalized support services), Assisted Living Plus Care ("Plus Care") (additional specialized care and services to residents with low acuity medical needs), and Alzheimer's Care (specialized care and services to residents with Alzheimer's disease or other forms of dementia) for the three months ended March 31, 1998 increased $15.4 million compared to the three months ended March 31, 1997. This increase was due primarily to the inclusion, for the three months ended March 31, 1998, of $11.7 million of total revenue generated from the openings of Sunrise developed facilities and additional total revenue of $2.8 million generated from the operations of acquired facilities. The remaining increase of $0.9 million was attributed to changes in resident occupancy and average daily resident fees.

           Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% ("Stabilized Facilities"), decreased to 93% for the three months ended March 31, 1998 from 95% for the three months ended March 31, 1997. One of the Company's larger facilities located in Boca Raton, Florida accounted for approximately one half of a full single percentage of the decrease in the Stabilized Facilities' average occupancy. This facility's average occupancy fell to 80% for the three months ended March 31, 1998 compared to an average occupancy of 92% for the three months ended March 31, 1997 due to a significant capital renovation project recently completed. Occupancy at this facility is currently approximately 84%. The average daily resident fee (excluding community fees) for Stabilized Facilities increased to $84 in the three months ended March 31, 1998 from $80 in the three months ended March 31, 1997. Excluding acquired facilities, the average daily resident fee (excluding community fees) increased to $91 in the three months ended March 31, 1998 from $88 in the three months ended March 31, 1997 due to an increase in the Basic Care rate and an increase in the number of residents receiving Plus care and Alzheimer's Care Services.

        Included in operating revenue is management services income representing fees from the development and operations of facilities for joint ventures and third party owners. Management services income for the three months ended March 31, 1998 increased to $3.1 million from $0.6 million for the three months ended March 31, 1997. This increase resulted primarily from a $2.5 million increase in fees from development activities (site selection, land acquisition, zoning, and construction management) and finance services relating to six facilities currently under construction owned by a joint venture entity of which the Company has less than 10% interest. Each of the six facilities will be managed by the Company upon the commencement of operations. Also included in operating revenue is $0.5 million which represents the gain to the Company from the sale of its minority interest in a tenancy-in-common that owned one facility. In March of 1998, the Company increased its third-party management business by entering into an agreement expanding its relationship with Resource Housing of America, an Atlanta-based nonprofit organization for which the Company currently manages two nursing homes and an assisted living community. Under the new agreement, the Company will develop and manage several new communities in the southeastern United States. In April of 1998, the Company also signed an agreement with a New York City-based development company to manage an assisted living community to be built in Brooklyn.

           Operating Expenses. Operating expenses for the three months ended March 31, 1998 increased by 75.2% to $28.5 million from $16.3 million for the three months ended March 31, 1997. The increase in operating expenses for the quarter ended March 31, 1998 was attributable primarily to the growth in facility operating and depreciation and amortization expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


           Facility operating expenses for the three months ended March 31, 1998, increased 88.7% to $18.7 million from $9.9 million in the three months ended March 31, 1997. As a percentage of resident fees, facility operating expenses in the three months ended March 31, 1998, decreased to 59.6% from 62.0% in the three months ended March 31, 1997. Of the $8.8 million increase, $8.5 million was attributable to expenses from the operations of four acquired facilities and commencement of operations of 23 Sunrise developed facilities. Facility operating expenses at existing facilities increased $0.3 million.

           Facility development and pre-rental expenses for the three months ended March 31, 1998 decreased $0.2 million to $1.7 million from $1.9 million for the three months ended March 31, 1997. This was due to a $0.3 million increase in non-capitalized labor and related development costs offset by an increase in other capitalized development costs of $0.5 million.

           General and administrative expenses in the three months ended March 31, 1998 increased 4.2% to $3.0 million from $2.8 million in the three months ended March 31, 1997. As a percentage of operating revenue, general and administrative expenses in the three months ended March 31, 1998 decreased to 8.5% from 17.1% in the three months ended March 31, 1997, reflecting higher operating revenue in the 1998 period. The $0.2 million increase in general and administrative expenses in the three months ended March 31, 1998 was related to increases in various corporate expenses other than labor.

           Depreciation and amortization in the three months ended March 31, 1998 compared to the three months ended in March 31, 1997 increased $2.9 million, or 186.2%, to $4.5 million primarily due to the commencement of operations of 23 Sunrise developed facilities and the acquisition and operation of four other facilities.

           Facility lease expense represents rent expense on five facilities that are leased but not owned by the Company. All of these facilities were developed by the Company.

           Other income (expense). Interest income increased to $1.7 million for the three months ended March 31, 1998 compared to $1.4 million for the three months ended March 31, 1997. This increase was due primarily to interest earned on funds received from the Company's syndicated revolving credit facility, as well as funds received from the Notes issued and sold in June 1997. Interest expense increased for the three months ended March 31, 1998 to $4.7 million from $1.6 million for the three months ended March 31, 1997. Of this increase, $2.1 million was due to accrued interest on the $150.0 million aggregate principal amount of the Notes, offset, in part, by an increase in capitalized interest of $0.3 million.

           Net income. Net income was $3.6 million for the three months ended March 31, 1998 compared to a net income of $0.1 million for the three months ended March 31, 1997. The $3.5 million change was primarily attributable to a $18.4 million increase in operating revenue, offset, in part, by a $12.2 million increase in operating expense and a $2.8 million increase in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

           To date, the Company has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At March 31, 1998, the Company had $324.7 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 6.69%. Of such amount, the Company had $260.6 million of fixed-rate debt (excluding a $1.3 million loan discount) at a weighted average interest rate of 6.54%, and $65.4 million of variable rate debt at a weighted average interest rate of 7.38%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


           At March 31, 1998, the Company had approximately $40.9 million in unrestricted cash and cash equivalents, including $20.4 million in high quality short-term investments (A1/P1 rated), $32.6 million in net working capital, and currently has $277.0 million of unused lines of credit.

           Working capital decreased to $32.6 million at March 31, 1998, compared to $70.3 million as of December 31, 1997, primarily due to the Company's continued investment in the development and ownership of Sunrise model facilities and a $16.4 million repayment of long-term debt.

           Net cash provided by operating activities for the three months ended March 31, 1998 and 1997, was approximately $2.5 million and $0.2 million, respectively.

           For the three months ended March 31, 1998 and 1997, the Company used cash in investing activities of $30.7 million and $41.5 million, respectively. Investing activities included $29.8 million and $43.5 million, respectively, used for construction of assisted living facilities for each period, respectively.

           Net cash used in financing activities was $13.5 million for the three months ended March 31, 1998 compared to net cash provided by financing of $20.2 million for the three months ended March 31, 1997. Cash used in financing activities for the three months ended March 31, 1998 included a $16.4 million repayment of long-term debt. Cash provided by financing activities for the three months ended March 31, 1997 included $20.1 million in additional borrowings.

           The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, the Company has completed development of 29 such facilities with an additional resident capacity of 2,596 (Pinehurst, CO, Huntcliff, GA, East Cobb, GA, Fresno, CA, Haverford, PA, Decatur, GA, Walnut Creek, CA, Glen Cove, NY, Ivey Ridge, GA, Cohasset, MA, Denver, CO, Alexandria, VA, Norwood, MA, Wayne, NJ, Wayland, MA, Westfield, NJ, Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, and Columbia, MD) and has 14 facilities currently under construction with a resident capacity of 1,294. The Company has also entered into contracts to purchase 39 additional sites, 11 of which are zoned, and to lease two additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

           The Company has begun efforts to explore international development and acquisition possibilities in the United Kingdom and Canada. A subsidiary of the Company has acquired a property near London, England on which it plans to develop an assisted living and Alzheimer's care property. The Company plans to complete this and other international projects through joint ventures with third parties that will provide the majority of the equity capital. The Company will provide management and development services on a contract-fee basis with rights to acquire the assets in the future. The Company is currently concluding negotiations with a joint venture partner expected to initially participate in up to eight projects in the United Kingdom and Canada.

           The Company currently estimates that the net proceeds to the Company from the sale of the Notes, the recent expansion of an existing credit facility, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. The estimated cost to complete and lease up the 26 remaining new Sunrise model facilities targeted for completion by the end of 1999 is between $221 million and $312 million. Additional financing will be required to complete the Company's growth plans and

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


to refinance existing indebtedness. There can be no assurance that such financing will be available on acceptable terms.

           The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. The successful development of additional assisted living facilities will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractor to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected.

           The Company's previously announced growth plan included the acquisition of up to 15 facilities by the end of 1999, of which nine have been acquired. There can be no assurance that the Company will be able to complete the acquisition of additional assisted living facilities. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of the Company to integrate or operate acquired facilities effectively may have a material adverse effect on the Company's business, financial condition and results of operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


           The long-term care industry is highly competitive and the Company believes that the assisted living segment, in particular, will become more competitive in the future. The Company will be competing with numerous other companies providing assisted living and other similar long-term care alternatives such as home health care agencies, facility-based service programs, retirement communities and convalescent centers. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategy, the Company faces competition in its efforts to develop and acquire assisted living facilities and is experiencing competition in many of its opened facilities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than the Company. There can be no assurance that the Company will not encounter increased competition that could limit its ability to attract residents or expand its business and that could have a material adverse affect on its business, financial condition and results of operations. Moreover, if the development of new assisted living facilities outpaces demand for those facilities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins and lower operating results. Providers of assisted living and related services compete for residents primarily on the basis of quality of care, price, reputation, physical appearance and location of the facilities, services offered, and family and physician preferences. As assisted living receives increased attention, the Company believes that competition will grow from new and existing local, regional, and national companies that operate, manage and develop assisted living facilities within the same geographic areas as the Company. The Company believes that each local market is different and the Company is and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

           The Company's financing documents contain financial covenants and other restrictions that (i) require the Company to meet certain financial tests and maintain certain escrows of funds, (ii) one of the Company's Founders (Paul and Teresa Klaassen) serve as Chairman of the Board and Chief Executive Officer of the Company, (iii) require consent for changes in management or control of the Company, (iv) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, and (v) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

           At March 31, 1998, the Company had stockholders' equity of $202.3 million compared to stockholders' equity of $195.3 million at December 31, 1997. The change resulted primarily from (i) adding the receipt of net proceeds of $3.3 million from common shares issued from the exercise of stock options granted, and (ii) adding net income for the three months ended March 31, 1998 of $3.6 million. At March 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $21.2 million which expire from 2010 through 2011.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about
Segments of an Enterprise and Related Information ("Statement 131"), which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements in 1998. Management has not completed its review of Statement 131; however, the adoption of Statement 131 is not anticipated to affect results of operations or financial position, but could add to the Company's current operating disclosures.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


IMPACT OF INFLATION

        Resident fees from Company-owned assisted living facilities and management services income from facilities operated by the Company for third parties are the primary sources of revenue for the Company. These revenues are affected by daily resident fee rates and facility occupancy rates. The rates charged for the delivery of assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support the Company's growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

        Substantially all of the Company's resident agreements are for terms of one year (but are terminable by the resident at any time upon 30 days' notice) and allow, at the time of renewal, for adjustments in the daily fees payable thereunder, and thus may enable the Company to seek increases in daily fees due to inflation or other factors. Any such increase would be subject to market and competitive conditions and could result in a decrease in occupancy of the Company's facilities. The Company believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to the Company of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

IMPACT OF YEAR 2000

        Some of the older computer programs utilized by the Company were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000 ("Year 2000 Issue"). This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

        During the past year, the Company has continued to invest resources developing the needed infrastructure to support current and anticipated growth. In most cases, the Company has implemented financial and accounting systems that will support its development plans, which includes year 2000 compliant software. To date, financial and accounting systems implemented or updated that are year 2000 compliant include the accounting general ledger system, the resident billing system, the cash disbursement or accounts payable system, the development or project cost system, the fixed asset system, the employee stock option system and substantially all software residing on the Company's home office and facility desk-top and lap-top computers.

        The Company recently selected for implementation during 1998 a payroll system with expanded functionality. Included among the requirements for selection is that the payroll system be year 2000 compliant. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact of the Year 2000 Issue on its operations. The Company will continue to assess its software to determine whether additional portions will have to be modified or replaced so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, planned and completed, the Year 2000 Issue will not pose significant operational problems or costs. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


        The costs of the payroll system conversion and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 27,1998, the Company held its 1998 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect two directors for terms of three years each; (2) to approve the 1998 Stock Option Plan; and (3) to transact such other business as may properly come before the annual meeting or any adjournments thereof.

           The following table sets forth the names of the directors elected at the annual meeting for new three year terms and the number of votes cast for and withheld for each director:

                                                                                       WITHHOLD
                                                                                      AUTHORITY
             Directors                                            FOR                  TO VOTE
             ---------                                            ---                 ---------
             Paul J. Klaassen                                     16,340,976            79,170
             Richard A. Doppelt                                   16,340,626            79,520

           The names of each of the other directors whose term of offices continued after the annual meeting is as follows: David W. Faeder, Teresa M. Klaassen, Ronald V. Aprahamian, Thomas J. Donohue, Scott F. Meadow and David G. Bradley.

           The 1998 Stock Option Plan also was approved at the meeting. The vote tabulation was as follows: 11,931,994 votes (65.6% of the total eligible votes excluding broker-non-votes) were cast for approval of the 1998 stock option plan, 3,491,146 votes (19.2% of the total eligible votes excluding broker-non-votes) were cast against such approval, and 24,107 votes (0.1% of the total eligible votes excluding broker-non-votes) were abstentions. Broker non-votes totaled 972,899.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                  Exhibit No.                                 Exhibit Name
                  -----------                                 ------------
                      10.1                1998 Stock Option Plan

                      10.2                1996 Directors' Stock Option Plan, as amended

                      10.3                Separation Agreement and General Release between the Company and Timothy S. Smick dated March 6, 1998

                      27                  Financial Data Schedule, which is submitted electronically to the
                                          Securities and Exchange Commission for information only and is not filed.

(b)  REPORTS ON FORM 8-K

           On March 5, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the date of the Company's 1998 annual meeting of stockholders.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                SUNRISE ASSISTED LIVING, INC.
                                                               (Registrant)


              Date:     May 1, 1998                            /S/ David W. Faeder
                    --------------------                    --------------------------------------------
                                                               David W. Faeder
                                                               Executive Vice President and
                                                               Chief Financial Officer



              Date:     May 1, 1998                            /S/ Larry E. Hulse
                    --------------------                    --------------------------------------------
                                                               Larry E. Hulse
                                                               Chief Accounting Officer

                                INDEX OF EXHIBITS


Exhibit No.                                    Exhibit Name                                        Page
-----------                                    ------------                                        ----
   10.1                       1998 Stock Option Plan                                                21

   10.2                       1996 Directors' Stock Option Plan, as amended                         34

   10.3                       Separation Agreement and General Release                              42
                              between the Company and Timothy S. Smick dated
                              March 6, 1998

    27                        Financial Data Schedule, which is submitted                           76
                              electronically to the Securities and Exchange
                              Commission for information only and is not
                              filed.