Form 10-Q
period 1998-06-30
SUNRISE ASSISTED LIVING INC
filed 1998-08-12
CIK 1011064

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998

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

                     Yes        X               No
                              -----                  ------

           As of August 3, 1998, there were 19,355,205 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998


                                      INDEX



     PART I.  FINANCIAL INFORMATION                                         PAGE

     Item 1. Financial Statements

             Consolidated Balance Sheets at June 30, 1998 and
             December 31, 1997                                                3

             Consolidated Statements of Operations for the three
             months ended June 30, 1998 and 1997 and six months
             ended June 30, 1998 and 1997                                     4

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997                              5

             Notes to Consolidated Financial Statements                       6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10


     PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K                         19

             Signatures                                                       19

PART I. FINANCIAL INFORMATION

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                   June 30,       December 31,
                                                                                     1998            1997
                                                                                  ---------        ---------
                                                                                 (Unaudited)        (Note)
ASSETS

Current Assets:
  Cash and cash equivalents                                                       $  39,982        $  82,643
  Accounts receivable, net                                                            9,208            5,849
  Prepaid expenses and other current assets                                          13,497            6,081
                                                                                  ---------        ---------
           Total current assets                                                      62,687           94,573
Property and equipment, net                                                         479,856          423,615
Investment and notes receivable                                                      24,220           22,998
Restricted cash and cash equivalents                                                  2,243            1,573
Deferred financing costs, net                                                         6,535            7,459
Other assets                                                                          6,332            6,042
                                                                                  ---------        ---------
            Total assets                                                          $ 581,873        $ 556,260
                                                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                          $  17,572        $  16,620
   Deferred revenue                                                                   1,323            1,482
   Other current liabilities                                                             47              669
   Current maturities of long-term debt                                               5,450            5,462
                                                                                  ---------        ---------
             Total current liabilities                                               24,392           24,233
Long-term debt, less current maturities                                             348,047          335,485
Notes payable to affiliated partnerships                                                 40               40
Interests in unconsolidated partnerships                                                502              445
Other long-term liabilities                                                             547              319
                                                                                  ---------        ---------
             Total liabilities                                                      373,528          360,522
Minority interests                                                                      529              398
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                                       -                -
Common stock, $0.01 par value, 60,000,000 shares authorized,
   19,324,695 and 19,028,040 shares issued and outstanding in 1998 and 1997             193              190
Additional paid-in capital                                                          211,048          206,784
Accumulated deficit                                                                  (3,425)         (11,634)
                                                                                  ---------        ---------
              Total stockholders' equity                                            207,816          195,340
                                                                                  ---------        ---------
              Total liabilities and stockholders' equity                          $ 581,873        $ 556,260
                                                                                  =========        =========

           Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               Three months ended               Six months ended
                                                    June 30,                        June 30,
                                            ------------------------        ------------------------
                                              1998            1997            1998            1997
                                            ------------------------        ------------------------
                                                  (Unaudited)                      (Unaudited)
Operating revenue:
  Resident fees                             $ 36,474        $ 17,763        $ 67,785        $ 33,716
  Management services income                   3,980             892           7,581           1,483
                                            --------        --------        --------        --------
     Total operating revenue                  40,454          18,655          75,366          35,199
                                            --------        --------        --------        --------

Operating expenses:
  Facility operating                          21,624          11,147          40,283          21,089
  Facility development and pre-rental          1,061             999           2,769           3,128
  General and administrative                   3,006           2,751           5,958           5,356
  Depreciation and amortization                5,395           1,993           9,929           3,577
  Facility lease                                 665             287           1,303             287
                                            --------        --------        --------        --------
     Total operating expenses                 31,751          17,177          60,242          33,437
                                            --------        --------        --------        --------

Income from operations                         8,703           1,478          15,124           1,762

Other income (expense):
  Interest income                              1,211           1,502           2,944           2,921
  Interest expense                            (5,205)         (2,665)         (9,901)         (4,266)
                                            --------        --------        --------        --------
     Total other expense                      (3,994)         (1,163)         (6,957)         (1,345)


Equity in (losses) earnings of
   unconsolidated partnerships and
   minority interests                           (123)             61              42              93
                                            --------        --------        --------        --------

Net income                                  $  4,586        $    376        $  8,209        $    510
                                            ========        ========        ========        ========



Net income per common share data:
---------------------------------

Basic net income per common share           $   0.24        $   0.02        $   0.43        $   0.03
                                            ========        ========        ========        ========

Diluted net income per common share         $   0.23        $   0.02        $   0.40        $   0.03
                                            ========        ========        ========        ========


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                Six months ended
                                                                                    June 30,
                                                                           --------------------------
                                                                              1998             1997
                                                                           ---------        ---------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                 $   8,209        $     510
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in earnings of unconsolidated partnerships
         and minority interests                                                  (42)             (93)
      Provision for bad debts                                                    111              242
      Gain on sale of assets                                                    (489)               -
      Amortization of discount on investments                                   (150)               -
      Depreciation and amortization                                            9,929            3,577
      Amortization of financing costs and discount on long-term debt           1,131              530
      Changes in assets and liabilities:
         Increase:
            Accounts receivable                                               (2,318)            (999)
            Prepaid and other current assets                                  (6,865)          (1,166)
            Other assets                                                        (934)          (2,985)
         Increase (decrease):
            Accounts payable and accrued expenses                                890            1,294
            Deferred revenue                                                    (159)             326
            Other liabilities                                                    149              (26)
                                                                           ---------        ---------
    Net cash provided by operating activities                                  9,462            1,210
                                                                           ---------        ---------

INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents                                (670)          (1,003)
Investment in property and equipment                                         (67,385)         (83,982)
Increase in investment and notes receivable                                     (250)               -
Proceeds from maturities of marketable securities                                  -            8,322
Contributions to interests in unconsolidated partnerships                       (344)               -
Distributions from interests in unconsolidated partnerships                       31                -
                                                                           ---------        ---------
    Net cash used in investing activities                                    (68,618)         (76,663)
                                                                           ---------        ---------

FINANCING ACTIVITIES:
Net proceeds from exercised options                                            4,267            1,636
Additional borrowings under long-term debt                                    32,937          185,213
Repayment of long-term debt                                                  (20,709)         (58,147)
Financing costs paid                                                               -           (3,536)
Repayment of notes payable to affiliated partnerships                              -           (1,293)
                                                                           ---------        ---------
    Net cash provided by financing activities                                 16,495          123,873
                                                                           ---------        ---------
Net (decrease) increase in cash and cash equivalents                         (42,661)          48,420
Cash and cash equivalents at beginning of period                              82,643          101,811
                                                                           ---------        ---------
Cash and cash equivalents at end of period                                 $  39,982        $ 150,231
                                                                           =========        =========


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




    1.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 1998 and 1997 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

        Certain 1997 balances have been reclassified to conform with the 1998 presentation.

    2.  LONG-TERM DEBT

        Long-term debt was $353.5 million at June 30, 1998, excluding notes payable to affiliated entities, compared to $340.9 million at December 31, 1997.

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

        The Company has an $86.5 million dollar multi-property mortgage (the "Multi-Property Mortgage"), collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The Multi-Property Mortgage consists of two separate debt classes: Class (A) in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class (B) in the amount of $21.5 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

        A subsidiary of the Company has a syndicated revolving credit facility for $250.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in December 2000, with the right to extend, and is secured by cross-collateralized first mortgages on the real property and

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



    2.  LONG-TERM DEBT (CONTINUED)

    improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $64.0 million of advances outstanding under this credit facility as of June 30, 1998.

        A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. The Company closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.00% to LIBOR plus 2.35%. There were $4.7 million of advances outstanding under this facility as of June 30, 1998.

        A subsidiary of the Company has received a commitment for a $15.7 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to two assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear variable interest rates based upon LIBOR plus 1.25% to LIBOR plus 1.75%. There were no advances outstanding under this facility as of June 30, 1998.

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

    3.  STOCK OPTION PLANS

        The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors for a fixed number of shares with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and accordingly recognizes no compensation expense for the stock option grants.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)






    3.  STOCK OPTION PLANS (CONTINUED)

        A summary of the Company's stock option activity and related information as of June 30, 1998, is presented below:



                                       SHARES      WEIGHTED- AVERAGE
   FIXED OPTIONS                        (000)        EXERCISE PRICE
   -------------------------------     ----------------------------
   Outstanding - January 1, 1998        3,156        $   22.76
   Granted                              1,254            41.01
   Exercised                             (281)           15.80
   Forfeited                             (357)           25.95
                                       ------

   Outstanding - June 30, 1998          3,772            29.05
                                       ------


   Exercisable - June 30, 1998            751
                                       ======


        The following table summarizes information about stock options outstanding at June 30, 1998:



                                Options Outstanding                 Options Exercisable
                   ----------------------------------------------------------------------
                                      Weighted-       Weighted-                  Weighted-
                       Number          Average         Average     Number        Average
   Range of          Outstanding      Remaining       Exercise  Exercisable      Exercise
   Exercise Prices      (000)      Contractual Life    Price       (000)          Price
   --------------------------------------------------------------------------------------
 $  3.00 to  8.00         257             7.2         $   5.47      170       $     5.52
    8.01 to 20.00         385             7.8            17.04      233            16.80
   20.01 to 25.63       1,496             8.6            24.99      304            25.07
   25.64 to 44.63       1,634             9.6            39.31       44            39.23
                        -----                                     -----
                        3,772                                       751
                        =====                                     =====

    4.  COMMITMENTS AND CONTINGENCIES

        The Company has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites amounts to $60.6 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



    5.  NET INCOME PER COMMON SHARE

        The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                        ---------------------       ---------------------
                                                         1998          1997           1998          1997
                                                        ---------------------       ---------------------
Numerator for basic and diluted net income
  per share                                             $ 4,586       $   376       $ 8,209       $   510
                                                        =======       =======       =======       =======

Denominator:
    Denominator for basic net income per common
      share-weighted average shares                      19,251        18,674        19,180        18,618
    Effect of dilutive securities:
      Employee stock options                                899           862         1,105           941
      Warrants                                                -            21            14            20
                                                        -------       -------       -------       -------

Denominator for diluted net income per common
  share-weighted average shares plus assumed
  conversions                                            20,150        19,557        20,299        19,579
                                                        =======       =======       =======       =======


Basic net income per common share                       $  0.24       $  0.02       $  0.43       $  0.03
                                                        =======       =======       =======       =======
Diluted net income per common share                     $  0.23       $  0.02       $  0.40       $  0.03
                                                        =======       =======       =======       =======


        Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

    6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships and limited liability companies of $10.8 million and $4.1 million as of June 30, 1998 and 1997, respectively, which relate primarily to development activities.


    7.  RELATED-PARTY TRANSACTION

        The Company has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of equity capital to develop up to 22 projects. A director of the Company is a general partner in the third party that is providing such equity capital. The joint venture has acquired a property near London, England on which it is developing an independent living, an assisted living and an Alzheimer's care facility. The Company will provide management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture.

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

    OVERVIEW

        The Company is a leading provider of assisted living services to the elderly. The Company currently operates 70 facilities in 13 states with a capacity of approximately 6,000 residents, including 62 facilities owned by the Company or in which it has ownership interests and eight facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party. The current number of facilities operated by the Company represents a significant growth in operations. Over the past 12 months, the Company began operating an additional 28 facilities in which it has an ownership interest and managing an additional three facilities for third parties.

        The Company reported net income of $4.6 million, or $0.23 per share (diluted), on operating revenue of $40.5 million for the three months ended June 30, 1998, compared to a net income of $0.4 million, or $0.02 per share (diluted), on operating revenue of $18.7 million for the three months ended June 30, 1997. The Company reported net income of $8.2 million, or $0.40 per share (diluted), on operating revenue of $75.4 million for the six months ended June 30, 1998, compared to a net income of $0.5 million, or $0.03 per share (diluted), on operating revenue of $35.2 million for the six months ended June 30, 1997. The increase in net income between the three and six months ended June 30, 1998 and 1997 was attributable to the additional facilities in 1998 and the Company's ability to control general and administrative expenses during the expansion. General and administrative expenses decreased as a percentage of operating revenue by 7.3% between both the three- and six-month periods (see results of operations for further discussion).

        The Company's previously announced growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. The Company has completed development of 31 such facilities with a resident capacity of 2,714 and has 15 facilities currently under construction with a resident capacity of 1,431. The Company has also entered into contracts to purchase 40 additional sites, 19 of which are zoned, and to lease two additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        In mid 1997, the Company again began seeking to capitalize on its brand awareness by accepting third-party management and development contracts.
    The Company has renewed efforts to seek additional third-party management and development opportunities after a two year period during which the Company focused on building its infrastructure. During the first quarter of 1998 the Company entered an agreement expanding its relationship with Resource Housing of America, an Atlanta-based nonprofit organization for which the Company currently manages two nursing homes and an assisted living community. Under this agreement, the Company will initially develop and manage three new assisted living communities in the southeastern United States.

        The Company has continued its efforts to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Scott Meadow, a director of the Company, is a general partner in the third party that is providing such equity capital. The joint venture has acquired a property near London, England on which it is developing an independent living, an assisted living and an Alzheimer's care facility. The Company will provide management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. To date, the third party has provided approximately $5.1 million and the Company has provided $0.4 million of equity capital to the joint venture.

        The Company anticipates, subject to market conditions, selling selected real estate assets as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate assets as a normal part of operations should enable the Company to reduce debt, redeploy its capital into new development projects and recognize gains on appreciated real estate.

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

        Operating Revenue. Operating revenue for the three months ended June 30, 1998 increased 116.9% to $40.5 million from $18.7 million for the three months ended June 30, 1997 due primarily to the growth in resident fees. Resident fees (including community fees) for the three months ended June 30, 1998 increased $18.7 million compared to the three months ended June 30, 1997. This increase was due primarily to the inclusion, for the three months ended June 30, 1998, of $11.3 million of resident fees generated from the additional assisted living facilities. The remaining increase in resident fees was due primarily to an increase in the average daily resident fee (excluding community fees) and the average resident occupancy for facilities that were operational in both periods.

        Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% ("Stabilized Facilities") increased to 94.5% for the three months ended June 30, 1998 compared to 93.6% for the three months ended June 30, 1997. The average daily resident fee (excluding community fees) for Stabilized Facilities increased to $86 in the three months ended June 30, 1998 from $78 in the three months ended June 30, 1997. The increase is due to the increase in the Basic Care rate and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




        Management services income represents fees from long-term contracts for facilities owned by joint ventures and other third party owners. Management services income for the three months ended June 30, 1998 increased to $4.0 million from $0.9 million for the three months ended June 30, 1997. This increase resulted primarily from a $2.9 million increase in fees from additional management activities. Currently, the Company has contracts for 17 domestic facilities, one international facility, and two skilled nursing facilities for third parties compared to five facilities and two skilled nursing facilities for the same period last year.

        Operating Expenses. Operating expenses for the three months ended June 30, 1998 increased by 84.8% to $31.8 million from $17.2 million for the three months ended June 30, 1997. The increase in operating expenses for the quarter ended June 30, 1998 was attributable primarily to an increase in facility operating and depreciation and amortization expenses.

        Facility operating expenses for the three months ended June 30, 1998, increased 94.0% to $21.6 million from $11.1 million for the three months ended June 30, 1997. As a percentage of resident fees, facility operating expenses for the three months ended June 30, 1998, decreased to 59.3% from 62.8% for the three months ended June 30, 1997. The increase in facility operating expenses for the quarter ended June 30, 1998 was attributable primarily to the additional assisted living facilities operated in the 1998 period.

        General and administrative expenses for the three months ended June 30, 1998 increased 9.3% to $3.0 million from $2.8 million for the three months ended June 30, 1997. As a percentage of operating revenue, general and administrative expenses for the three months ended June 30, 1998 decreased to 7.4% from 14.7% for the three months ended June 30, 1997, reflecting higher operating revenue in the 1998 period. The $0.2 million increase in general and administrative expenses for the three months ended June 30, 1998 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

        Depreciation and amortization for the three months ended June 30, 1998 compared to the three months ended in June 30, 1997 increased $3.4 million, or 170.7%, to $5.4 million primarily due to the openings of additional assisted living facilities and the inclusion of operations of acquired facilities.

        Facility lease expense increased $0.4 million primarily due to the opening of three facilities developed and leased by the Company in 1998 and another facility included for a full three months in 1998 versus a partial quarter in 1997.

        Other income (expense). Interest income decreased to $1.2 million for the three months ended June 30, 1998 compared to $1.5 million for the three months ended June 30, 1997. This decrease was primarily due to decreased funds available for investment. Interest expense increased for the three months ended June 30, 1998 to $5.2 million from $2.7 million for the three months ended June 30, 1997. Of this increase, $1.5 million was due to interest on the Company's $150.0 million aggregate principal amount of the Notes issued in June 1997. The remaining increase was primarily due to interest on additional borrowings under one of the Company's credit facilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




    SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
    JUNE 30, 1997

        Operating Revenue. Operating revenue for the six months ended June 30, 1998 increased 114.1% to $75.4 million from $35.2 million for the six months ended June 30, 1997 due primarily to the growth in resident fees. Resident fees for the six months ended June 30, 1998 increased 101.0% to $67.8 million from $33.7 million in the six months ended June 30, 1997. This increase was due primarily to the inclusion, for the six months ended June 30, 1998, of additional resident fees of $20.4 million generated from the operations of additional facilities opened or acquired subsequent to June 30, 1997. The remaining increase in resident fees was primarily due to an increase in the average daily rate for owned facilities operated by the Company for at least twelve months.

        Average resident occupancy for Stabilized Facilities increased to 94.3% for the six months ended June 30, 1998 compared to 94.2% for the six months ended June 30, 1997. The average daily resident fee (excluding community fees) for Stabilized Facilities increased to $85 in the six months ended June 30, 1998 from $79 in the six months ended June 30, 1997. The increase is due to the increase in the Basic Care rate and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

        Management services income for the six months ended June 30, 1998 increased to $7.6 million from $1.5 million for the six months ended June 30, 1997. The increase resulted primarily from a $4.8 million increase in fees from additional management activities. Also included are management services income from three additional facilities managed by the Company during the six months ended June 30, 1998 and a $0.5 million gain to the Company from the sale of its minority interest in a tenancy-in-common that owned one facility.

        Operating Expenses. Operating expenses for the six months ended June 30, 1998 increased by 80.2% to $60.2 million from $33.4 million for the six months ended June 30, 1997. The increase in operating expenses was attributable primarily to the increase in facility operating and depreciation and amortization expenses.

        Facility operating expenses for the six months ended June 30, 1998 increased 91.0% to $40.3 million from $21.1 million for the six months ended June 30, 1997. As a percentage of resident fees, facility operating expenses for the six months ended June 30, 1998 decreased to 59.4% from 62.5% for the six months ended June 30, 1997. Of the $19.2 million increase, $13.6 million was attributable to expenses from the operations of additional assisted living facilities operated by the Company for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The remaining balance was primarily due to an increase in labor and general and administrative expenses at facilities that were operational in both periods.

        General and administrative expenses for the six months ended June 30, 1998 increased 11.2% to $6.0 million from $5.4 million for the six months ended June 30, 1997. As a percentage of operating revenue, general and administrative expenses for the six months ended June 30, 1998 decreased to
    7.9 % from 15.2% for the six months ended June 30, 1997, reflecting higher operating

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




    revenue in the 1998 period. The $0.6 million increase in general and administrative expense for the six months ended June 30, 1998, was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

        Depreciation and amortization for the six months ended June 30, 1998 compared to the six months ended in June 30, 1997 increased $6.4 million, or 177.6%, to $9.9 million from $3.6 million primarily due to the increase in the number of facilities operated by the Company.

        Facility lease expense increased $1.0 million primarily due to the opening of three facilities developed and leased by the Company in 1998 and another facility included for a full six months in 1998 versus a partial period in 1997.

        Other income (expense). Interest income for the six months ended June 30, 1998 and 1997 was $2.9 million. Interest expense increased for the six months ended June 30, 1998 to $9.9 million from $4.3 million for the six months ended June 30, 1997. Of this increase, $3.6 million was due to interest on the Notes. The remaining increase was primarily due to interest on additional borrowings under one of the Company's credit facilities.

    LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At June 30, 1998, the Company had $353.5 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 6.7%. Of such amount, the Company had $259.4 million of fixed-rate debt (excluding a $1.2 million loan discount) at a weighted average interest rate of 6.5%, and $94.1 million of variable rate debt at a weighted average interest rate of 7.3%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

        At June 30, 1998, the Company had approximately $40.0 million in unrestricted cash and cash equivalents, including $20.7 million in high quality short-term investments (A1/P1 rated) and $38.3 million in net working capital and currently has $248.0 million of unused lines of credit.

        Working capital decreased to $38.3 million from $70.3 million at December 31, 1997, primarily due to the Company's continued investment in the development and ownership of assisted living facilities.

        Net cash provided by operating activities for the six months ended June 30, 1998 and 1997 was approximately $9.5 million and $1.2 million, respectively, corresponding to the increased number of facilities operated by the Company at June 30, 1998, compared to June 30, 1997.

        For the six months ended June 30, 1998 and 1997, the Company used $68.6 million and $76.7 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $67.4 million and $84.0 million, respectively, related to the construction of assisted living facilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




      Net cash provided by financing activities was $16.5 million and $123.9 million for the six months ended June 30, 1998 and 1997, respectively. Financing activities included additional borrowings of $32.9 million and $185.2 million, respectively, offset, in part, by debt repayments of $20.7 million and $58.1 million, respectively. Additional borrowings during the six months ended June 30, 1998 were primarily from the Company's credit facilities (see note 2, long-term debt) and were used to fund the Company's continued development of assisted living facilities.

       The Company's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. As of July 31, 1998, the Company has completed development of 31 such facilities with an additional resident capacity of 2,714 (Danville, CA, Whitemarsh, PA, Pinehurst, CO, Huntcliff, GA, East Cobb, GA, Fresno, CA, Haverford, PA, Decatur, GA, Walnut Creek, CA, Glen Cove, NY, Ivey Ridge, GA, Cohasset, MA, Denver, CO, Alexandria, VA, Norwood, MA, Wayne, NJ, Wayland, MA, Westfield, NJ, Rockville, MD, Philadelphia, PA (3), Old Tappan, NJ, Morris Plains, NJ, Severna Park, MD (2), Springfield, VA, Oakton, VA, Petaluma, CA, Blue Bell, PA, and Columbia, MD) and has 15 facilities currently under construction with a resident capacity of 1,431. The Company has also entered into contracts to purchase 40 additional sites, 19 of which are zoned, and to lease two additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

       The Company currently estimates that the existing credit facility, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. The estimated cost to complete and lease up the 24 remaining new Sunrise model facilities targeted for completion by the end of 1999 is between $204 million and $288 million. Additional financing will be required to complete the Company's growth plans and to refinance existing indebtedness. There can be no assurance that such financing will be available on acceptable terms.

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

        The long-term care industry is highly competitive and the Company believes that the assisted living segment, in particular, will become more competitive in the future. The Company competes with numerous other companies providing assisted living and other similar long-term care alternatives such as home health care agencies, facility-based service programs, retirement communities and convalescent centers. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategy, the Company faces competition in its efforts to develop and acquire assisted living facilities and is experiencing competition in many of its opened facilities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than the Company. There can be no assurance that the Company will not encounter increased competition that could limit its ability to attract residents or expand its business and that could have a material adverse affect on its business, financial condition and results of operations. Moreover, if the development of new assisted living facilities outpaces demand for those facilities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins and lower operating results. Providers of assisted living and related services compete for residents primarily on the basis of quality of care, price, reputation, physical appearance and location of the facilities, services offered, and family and physician preferences. As assisted living receives increased attention, the Company believes that competition will grow from new and existing local, regional, and national companies that operate, manage and develop assisted living facilities within the same geographic areas as the Company. The Company believes that each local market is different and the Company is and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




    subsidiaries to borrow additional funds, dispose of assets and engage in mergers or other business combinations, and (v) prohibit the Company from operating competing facilities within certain distances from mortgaged facilities.

        At June 30, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $17.0 million which expire from 2010 through 2012.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 is not anticipated to affect results of operations or the financial position of the Company.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements in 1998. Management has not completed its review of Statement 131; however, the adoption of Statement 131 is not anticipated to affect results of operations or financial position, but could add to the Company's operating disclosures in future periods.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

        The Company recently selected for implementation during 1998 a payroll system with expanded functionality. Included among the requirements for selection is that the payroll system be year 2000 compliant. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact of the Year 2000 Issue on its operations. The Company will continue to assess its software to determine whether additional portions will have to be modified or replaced so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, planned and completed, the Year 2000 Issue will not pose significant operational problems or costs. However, there can be no assurance that management's expectations will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. If such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

   PART II.  OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     EXHIBITS

           Exhibit No.                              Exhibit Name
           -----------                              ------------

                27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

   (b)     REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1998.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SUNRISE ASSISTED LIVING, INC.
                                          (Registrant)






    Date:        August 12, 1998          /s/ David W. Faeder
  --------------------------------      -----------------------------
                                              David W. Faeder
                                              Executive Vice President and Chief
                                              Financial Officer



    Date:        August 12, 1998          /s/ Larry E. Hulse
  --------------------------------      -----------------------------
                                              Larry E. Hulse
                                              Chief Accounting Officer

                                INDEX OF EXHIBITS




    Exhibit No.                    Exhibit Name                                 Page
    -----------                    ------------                                 ----
         27               Financial Data Schedule, which is
                          submitted electronically to the Securities
                          and Exchange Commission for
                          information only and is not filed.