Form 10-Q
period 1998-09-30
SUNRISE ASSISTED LIVING INC
filed 1998-11-10
CIK 1011064

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Period Ended September 30, 1998

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

                      Yes  X                No
                         -----                -----

As of November 2, 1998, there were 19,384,082 shares of the Registrant's Common Stock outstanding.

================================================================================

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1998


                                      INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE
Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 1998 and
        December 31, 1997                                            3

        Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 and nine months ended
        September 30, 1998 and 1997                                  4

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1998 and 1997                     5

        Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         12


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                    22

        Signatures                                                  22

PART I.  FINANCIAL INFORMATION


                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                September 30,             December 31,
                                                                     1998                     1997
                                                              ------------------       ------------------
                                                                 (Unaudited)                 (Note)
ASSETS
   Current Assets:
    Cash and cash equivalents                                         $  64,003                $  82,643
    Accounts receivable, net                                              9,704                    5,849
    Prepaid expenses and other current assets                            14,293                    6,081
                                                                      ---------                ---------
       Total current assets                                              88,000                   94,573
   Property and equipment, net                                          480,920                  423,615
   Investments and notes receivable                                      29,853                   22,998
   Restricted cash and cash equivalents                                   2,637                    1,573
   Deferred financing costs, net                                          6,158                    7,459
   Other assets                                                           5,647                    6,042
                                                                      ---------                ---------
       Total assets                                                   $ 613,215                $ 556,260
                                                                      =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
    Accounts payable and accrued expenses                             $  14,962                $  16,620
    Deferred revenue                                                      3,535                    1,482
    Other current liabilities                                                44                      669
    Current maturities of long-term debt                                  5,287                    5,462
                                                                      ---------                ---------
       Total current liabilities                                         23,828                   24,233
   Long-term debt, less current maturities                              368,837                  335,485
   Investment in unconsolidated interests                                   528                      445
   Other long-term liabilities                                            4,102                      359
                                                                      ---------                ---------
        Total liabilities                                               397,295                  360,522
   Minority interests                                                       714                      398
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
     no shares issued and outstanding                                         -                        -
   Common stock, $0.01 par value, 60,000,000 shares authorized,
     19,376,488 and 19,028,040 shares issued and outstanding
     in 1998 and 1997                                                       194                      190
   Additional paid-in capital                                           211,751                  206,784
   Retained earnings (deficit)                                            3,261                  (11,634)
                                                                      ---------                ----------
       Total stockholders' equity                                       215,206                  195,340
                                                                      ---------                ---------
       Total liabilities and stockholders' equity                     $ 613,215                $ 556,260
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

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                           Three months ended              Nine months ended
                                             September 30,                   September 30,
                                      -----------------------------   -----------------------------

                                          1998            1997            1998           1997
                                      --------------  -------------   -------------- --------------
                                               (Unaudited)                     (Unaudited)
Operating revenue:
   Resident fees                         $   40,918     $   23,159      $   108,703     $   56,875
   Management services income                 4,499          1,105           12,080          2,588
   Realized gain on assets                      735             -               735             -
                                         ----------     ----------      -----------     ----------
    Total operating revenue                  46,152         24,264          121,518         59,463
                                         ----------     ----------      -----------     ----------

Operating expenses:
   Facility operating                        24,129         14,267           64,412         35,356
   Facility development and pre-rental        1,301          1,360            4,070          4,488
   General and administrative                 3,135          2,672            9,093          8,028
   Depreciation and amortization              5,742          2,956           15,671          6,533
   Facility lease                               825            775            2,128          1,062
                                         ----------     ----------      -----------     ----------
    Total operating expenses                 35,132         22,030           95,374         55,467
                                         ----------     ----------      -----------     ----------

Income from operations                       11,020          2,234           26,144          3,996

Other income (expense):
   Interest income                            1,619          2,093            4,563          5,014
   Interest expense                          (5,683)        (3,080)         (15,584)        (7,346)
                                         ----------     ----------      -----------     ----------
    Total other expense                      (4,064)          (987)         (11,021)        (2,332)

Equity in (losses) earnings of
   unconsolidated partnerships and
   minority interests                          (270)            71             (228)           164
                                         ----------     ----------      -----------     ----------

Net income                               $    6,686     $    1,318      $    14,895     $    1,828
                                         ==========     ==========      ===========     ==========




Net income per common share data:

Basic net income per common share        $     0.35     $     0.07      $      0.77     $     0.10
                                         ==========     ==========      ===========     ==========

Diluted net income per common share      $     0.33     $     0.07      $      0.73     $     0.09
                                         ==========     ==========      ===========     ==========





                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                          1998                1997
                                                                    -----------------  -------------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
Net income                                                              $   14,895            $   1,828
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in earnings (losses) of unconsolidated
      partnerships and minority interests                                      228                 (164)
    Provision for bad debts                                                    297                  373
    Gain on sale of interest                                                  (489)                   -
    Amortization of discount on investments                                   (162)                   -
    Depreciation and amortization                                           15,671                6,533
    Amortization of financing costs and discount on long-term debt           1,533                  793
    Changes in assets and liabilities:
      Increase:
        Accounts receivable                                                 (3,000)              (2,571)
        Prepaid expenses and other current assets                           (7,685)                 (14)
        Other assets                                                        (1,928)              (5,592)
      Increase (decrease):
        Accounts payable and accrued expenses                               (1,819)               2,099
        Deferred revenue                                                    (3,642)                (331)
        Other liabilities                                                    3,969                  589
                                                                        ----------            ---------
   Net cash provided by operating activities                                17,868                3,543
                                                                        ----------            ---------

INVESTING ACTIVITIES:
Proceeds from disposition of assets                                         28,552                    -
Increase in restricted cash and cash equivalents                            (1,064)                 (88)
Acquisition of interests in facilities                                           -                 (262)
Investment in property and equipment                                       (96,426)            (141,731)
Increase in investment and notes receivable                                 (4,887)              (1,864)
Proceeds from maturities of marketable securities                                -                8,322
Contributions to investments in unconsolidated interests                      (742)                   -
Distributions from investment in unconsolidated partnerships                    62                   88
                                                                        ----------            ---------
   Net cash used in investing activities                                   (74,505)            (135,535)
                                                                        ----------            ---------

FINANCING ACTIVITIES:
Net proceeds from exercised options                                          4,971                2,926
Additional borrowings under long-term debt                                  56,000              203,670
Repayment of long-term debt                                                (22,974)             (58,405)
Financing costs paid                                                             -               (4,101)
Repayment of notes payable to affiliated partnerships                            -               (1,327)
                                                                        ----------            ---------
   Net cash provided by financing activities                                37,997              142,763
                                                                        ----------            ---------
Net (decrease) increase in cash and cash equivalents                       (18,640)              10,771
Cash and cash equivalents at beginning of period                            82,643              101,811
                                                                        ----------            ---------

Cash and cash equivalents at end of period                              $   64,003            $ 112,582
                                                                        ==========            =========

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

       The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 1998 and 1997 pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

       Certain 1997 balances have been reclassified to conform with the 1998 presentation.

2.  LONG-TERM DEBT

       Long-term debt was $374.1 million at September 30, 1998, excluding notes payable to affiliated entities, compared to $340.9 million at December 31, 1997.

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

       The Company has an $86.3 million dollar multi-property mortgage (the "Multi-Property Mortgage"), collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The Multi-Property Mortgage consists of two separate debt classes: Class (A) in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class (B) in the amount of $21.3 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

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

improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $85.0 million of advances outstanding under this credit facility as of September 30, 1998.

       A subsidiary of the Company has received a commitment for a $51.0 million revolving construction credit facility. The Company closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.00% to LIBOR plus 2.35%. There were $4.7 million of advances outstanding under this facility as of September 30, 1998.

       A subsidiary of the Company has received a commitment for a $15.7 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to two assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear variable interest rates based upon LIBOR plus 1.25% to LIBOR plus 1.75%. There were no advances outstanding under this facility as of September 30, 1998.

       As of September 30, 1998, the Company has various other debt outstanding totaling approximately $49 million with interest rates ranging from 6.4% to 12.0%.

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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3.  STOCK OPTION PLANS (CONTINUED)

       A summary of the Company's stock option activity and related information as of September 30, 1998, is presented below:


                                                                  Shares           Weighted - Average
       Fixed Options                                              (000)              Exercise Price
       -------------                                         ---------------------------------------------

       Outstanding - January 1, 1998                                 3,156                    $22.76
       Granted                                                       2,969                     31.72
       Exercised                                                      (318)                    15.43
       Forfeited                                                    (1,973)                    36.74
                                                                ==========

       Outstanding - September 30, 1998                              3,834                     23.12
                                                                ==========

       Exercisable - September 30, 1998                                761
                                                                ==========


       The following table summarizes information about stock options outstanding at September 30, 1998:

                                                      Options Outstanding                                Options Exercisable
                                     ----------------------------------------------------------------------------------------------
                                                           Weighted-                Weighted-                           Weighted-
                                         Number             Average                  Average             Number          Average
Range of                              Outstanding          Remaining                Exercise          Exercisable        Exercise
Exercise Prices                          (000)          Contractual Life              Price               (000)           Price
-----------------------------------------------------------------------------------------------------------------------------------

$   3.00 to  8.00                             236             6.9                  $     5.55                 152      $     5.64
    8.01 to 20.00                             375             7.6                       16.97                 226           16.70
   20.01 to 25.63                           3,188             9.2                       24.95                 352           25.04
   25.64 to 44.56                              35             9.2                       40.06                  31           41.28
                                      -----------                                                   -------------
                                            3,834                                                             761
                                      ===========                                                   =============


       In September 1998, the Company canceled 1.6 million options granted to employees at exercise prices greater than $29 and granted an equal number of options with an exercise price of $25. In connection with the new grants certain vesting periods of the executive officers were extended.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4.  COMMITMENTS AND CONTINGENCIES

       The Company has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $57.9 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

       During the three months ended September 30, 1998, the Company completed the sale of two assisted living communities for an aggregate purchase price of $29.3 million in cash resulting in a $6.4 million gain from the transaction. The Company recognized $0.7 million of the gain during the three months ended September 30, 1998. The remaining gain was deferred, the recognition of which is contingent upon future events. For tax purposes, the transaction was set up as a tax-free exchange. The Company will continue operating the facilities under long-term operating agreements.

5.  NET INCOME PER COMMON SHARE

       The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                                         Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                 --------------------------------    ----------------------------
                                                                      1998               1997             1998            1997
                                                                 --------------------------------    ----------------------------

Numerator for basic and diluted net income
   per share                                                       $    6,686         $    1,318       $    14,895     $    1,828
                                                                   ==========         ==========       ===========     ==========
Denominator:
   Denominator for basic net income per
      common share-weighted average shares                             19,340             18,727            19,228         18,654
   Effect of dilutive securities:
      Employee stock options                                              757              1,327             1,055          1,069
      Warrants                                                              -                 25                 9             22
                                                                   ----------         ----------       -----------     ----------
Denominator for diluted net income per common
   share-weighted average shares plus assumed
   conversions                                                         20,097             20,079            20,292         19,745
                                                                   ----------         ----------       -----------     ----------

Basic net income per common share                                  $     0.35         $     0.07       $      0.77           0.10
                                                                   ==========         ==========       ===========     ==========

Diluted net income per common share                                $     0.33         $     0.07       $      0.73     $     0.09
                                                                   ==========         ==========       ===========     ==========


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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships and limited liability companies of $10.3 million and $4.1 million as of September 30, 1998 and December 31, 1997, respectively, which relate primarily to development activities.

7.  RELATED-PARTY TRANSACTIONS

       The Company has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of equity capital to develop up to 22 projects in the United Kingdom and Canada. A director of the Company is a general partner in the third party that is providing such equity capital. The joint venture has acquired a property near London, England on which it is developing an independent living, an assisted living and an Alzheimer's care facility. The Company will provide management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture.

       The Company has committed to providing a revolving credit arrangement of up to approximately pound sterling 2.0 million (approximately $3.4 million) to a subsidiary of the joint venture. Interest on the outstanding principal amount accrues at 12%. The arrangement expires on November 4, 2001. On November 6, 1998, the Company advanced pound sterling 1.0 million (approximately $1.7 million) under this revolving credit arrangement.

8.  SUBSEQUENT EVENTS

       On October 18, 1998, the Company entered into a merger agreement ("Merger Agreement") to acquire Karrington Health, Inc., a Columbus-based leading assisted living provider ("Karrington"). The Company plans to acquire Karrington in a tax-free, stock-for-stock transaction valued at approximately $88.9 million (based on the closing price of the Company's Common Stock on October 16, 1998) and assume approximately $102.1 million in debt for a total purchase price of approximately $191.0 million. The transaction will be accounted for using the purchase method of accounting.

       Under the Merger Agreement, Karrington would become a wholly owned subsidiary of the Company, and each issued and outstanding share of Karrington common stock would be automatically converted into the right to receive a number of shares of the Company's Common Stock equal to the lessor of 0.3939 or the number obtained by dividing $13 by the Average Trading Price of the Company's Common Stock, but in no event less than 0.3333. The Average Trading Price of the Company's Common Stock is defined to mean the average of the closing price of a share of the Company's Common Stock as quoted on Nasdaq National Market during the 10-day trading period ending three trading days prior to the date of the Karrington shareholder meeting held to approve the Merger Agreement. Subject to satisfaction of the conditions set forth in the Merger Agreement, including approval of the Merger Agreement by Karrington shareholders, the Company expects to consummate its acquisition of Karrington during the first quarter of 1999.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


8.  SUBSEQUENT EVENTS (CONTINUED)

       Pursuant to the Merger Agreement, the Company agreed to make available to Karrington a fully secured line of credit in the principal amount of up to $10.0 million, subject to good faith negotiation, execution and delivery of mutually acceptable loan documentation. On November 6, 1998, the Company advanced $1.3 million to Karrington under this line of credit.

       On October 18, 1998, the Company also entered into an agreement with Meditrust Corporation to acquire four separate first trust mortgages secured by Karrington properties and six assisted living properties currently leased by Karrington ("the Meditrust Interests") for approximately $63.7 million. Closing of the Company's acquisition of the Meditrust Interests is scheduled to occur by December 2, 1998, subject to certain conditions such as examination of titles and completion of transfer documents.

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

OVERVIEW

       The Company is a leading provider of assisted living services to the elderly. The Company currently operates 76 facilities in 13 states with a capacity of approximately 6,500 residents, including 65 facilities owned by the Company or in which it has ownership interests and 11 facilities managed for third parties. The Company also operates two skilled nursing facilities owned by a third party. The current number of facilities operated by the Company represents a significant growth in operations. Over the past 12 months, the Company began operating an additional 22 facilities in which it has an ownership interest and managing an additional four facilities for third parties.

       The Company reported net income of $6.7 million, or $0.33 per share (diluted), on operating revenue of $46.2 million for the three months ended September 30, 1998, compared to net income of $1.3 million, or $0.07 per share (diluted), on operating revenue of $24.3 million for the three months ended September 30, 1997. The Company reported net income of $14.9 million, or $0.73 per share (diluted), on operating revenue of $121.5 million for the nine months ended September 30, 1998, compared to net income of $1.8 million, or $0.09 per share (diluted), on operating revenue of $59.5 million for the nine months ended September 30, 1997. The increase in net income between the three and nine months ended September 30, 1998 and 1997 was attributable to the additional facilities in 1998 and the Company's ability to control general and administrative expenses during the expansion. General and administrative expenses decreased as a percentage of operating revenue by 4.2% and 6.0% between the three- and nine-month periods, respectively (see Results of Operations for further discussion).

       The Company's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. The Company currently has 21 facilities under construction with a resident capacity of 1,980. The Company has also entered into contracts to purchase 40 additional development sites, 12 of which are zoned, and to lease three additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

       On October 18, 1998, the Company entered into a merger agreement ("Merger Agreement") to acquire Karrington Health, Inc., a Columbus-based leading assisted living provider ("Karrington"). The Company plans to purchase Karrington in a tax-free, stock-for-stock transaction valued at approximately $88.9 million (based on the closing price of the Company's Common Stock on October 16, 1998) and assume approximately $102.1 million in debt for a total purchase price of approximately $191.0 million. The transaction will be accounted for using the purchase method of accounting.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Under the Merger Agreement, Karrington would become a wholly owned subsidiary of the Company, and each issued and outstanding share of Karrington common stock would be automatically converted into the right to receive a number of shares of the Company's Common Stock equal to the lessor of 0.3939 or the number obtained by dividing $13 by the Average Trading Price of the Company's Common Stock, but in no event less than 0.3333. The Average Trading Price of the Company's Common Stock is defined to mean the average of the closing price of a share of the Company's Common Stock as quoted on Nasdaq National Market during the 10-day trading period ending three trading days prior to the date of the Karrington shareholder meeting held to approve the Merger Agreement. Subject to satisfaction of the conditions set forth in the Merger Agreement, including approval of the Merger Agreement by Karrington shareholders, the Company expects to consummate its acquisition of Karrington during the first quarter of 1999.

       Pursuant to the Merger Agreement, the Company agreed to make available to Karrington a fully secured line of credit in the principal amount of up to $10.0 million, subject to good faith negotiation, execution and delivery of mutually acceptable loan documentation. The Company has advanced $1.3 million to Karrington under this line of credit.

       On October 18, 1998, the Company also entered into an agreement with Meditrust Corporation to acquire four separate first trust mortgages secured by Karrington properties and six assisted living properties currently leased by Karrington ("the Meditrust Interests") for approximately $63.7 million. Closing of the Company's acquisition of the Meditrust Interests is scheduled to occur by December 2, 1998, subject to certain conditions such as examination of titles and completion of transfer documents.

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

       During the three months ended September 30, 1998, the Company completed the previously announced sale of two assisted living communities located in Annapolis and Pikesville, Maryland for an aggregate purchase price of $29.3 million in cash. The Company will realize a $6.4 million gain from the transaction over a maximum of 15 quarters. The Company recognized a gain of $0.7 million on the sale during the three months ended September 30, 1998. For tax purposes, the transaction was set up as a tax-free exchange. The Company will continue operating the facilities under long-term operating agreements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       During the three months ended September 30, 1998, the Company entered into an agreement with Inova Health System Services, Inc. ("Inova"), the largest not-for-profit integrated health care system in the Washington, D.C. metropolitan area, to manage Inova's two assisted living communities and provide development and management services for an additional four to eight assisted living communities with a total resident capacity of up to 800.

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

       The Company has committed to providing a revolving credit arrangement of up to approximately pound sterling 2.0 million (approximately $3.4 million) to a subsidiary of the joint venture. Interest on the outstanding principal amount accrues at 12%. The arrangement expires on November 4, 2001. In November 1998, the Company advanced pound sterling 1.0 million (approximately $1.7 million) under this revolving credit arrangement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

       Operating Revenue. Operating revenue for the three months ended September 30, 1998 increased 90.2% to $46.2 million from $24.3 million for the three months ended September 30, 1997 due primarily to the growth in resident fees. Resident fees (including community fees) for the three months ended September 30, 1998 increased $17.8 million compared to the three months ended September 30, 1997. This increase was due primarily to the inclusion, for the three months ended September 30, 1998, of approximately $12.4 million of resident fees generated from the additional assisted living facilities. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate (excluding community fees) and the average resident occupancy for facilities that were operational in both periods.

       Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% ("Stabilized Facilities") increased to 95.6% for the three months ended September 30, 1998 compared to 94.4% for the three months ended September 30, 1997. The average daily resident fee (excluding community fees) for Stabilized Facilities increased to $90 in the three months ended September 30, 1998 from $78 in the three months ended September 30, 1997. The increase is due to the inclusion of additional stabilized prototype facilities which have higher Basic Care rates, a general increase in the Basic Care rate at other facilities, and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Management services income represents fees from long-term contracts for facilities owned by joint ventures and other third party owners. Management services income for the three months ended September 30, 1998 increased to $4.5 million from $1.1 million for the three months ended September 30, 1997. This increase resulted primarily from a $3.1 million increase in fees from additional management activities. Currently, the Company has management services contracts for 20 domestic facilities, one international facility, and two skilled nursing facilities for third parties compared to five facilities and two skilled nursing facilities for the same period last year.

       During the three months ended September 30, 1998, the Company recognized a gain of $0.7 million on the sale of two assisted living communities (see Overview for further discussion).

       Operating Expenses. Operating expenses for the three months ended September 30, 1998 increased by 59.5% to $35.1 million from $22.0 million for the three months ended September 30, 1997. The increase in operating expenses for the three months ended September 30, 1998 was attributable primarily to an increase in facility operating and depreciation and amortization expenses.

       Facility operating expenses for the three months ended September 30, 1998, increased 69.1% to $24.1 million from $14.3 million for the three months ended September 30, 1997. As a percentage of resident fees, facility operating expenses for the three months ended September 30, 1998, decreased to 59.0% from 61.6% for the three months ended September 30, 1997. The increase in facility operating expenses for the three months ended September 30, 1998 was attributable primarily to the additional assisted living facilities operated in the 1998 period.

       General and administrative expenses for the three months ended September 30, 1998 increased 17.3% to $3.1 million from $2.7 million for the three months ended September 30, 1997. As a percentage of operating revenue, general and administrative expenses for the three months ended September 30, 1998 decreased to 6.8% from 11.0% for the three months ended September 30, 1997, which is a reflection of higher operating revenue in the 1998 period. The $0.4 million increase in general and administrative expenses for the three months ended September 30, 1998 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

       Depreciation and amortization for the three months ended September 30, 1998 compared to the three months ended in September 30, 1997 increased $2.8 million, or 94.2%, to $5.7 million primarily due to the openings of additional assisted living facilities and the inclusion of operations of acquired facilities.

       Other income (expense). Interest income decreased to $1.6 million for the three months ended September 30, 1998 compared to $2.1 million for the three months ended September 30, 1997. This decrease was primarily due to decreased funds available for investment. Interest expense increased for the three months ended September 30, 1998 to $5.7 million from $3.1 million for the three months ended September 30, 1997. The increase was primarily due to interest on additional borrowings under one of the Company's credit facilities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

       Operating Revenue. Operating revenue for the nine months ended September 30, 1998 increased 104.4% to $121.5 million from $59.5 million for the nine months ended September 30, 1997 due primarily to the growth in resident fees. Resident fees (including community fees) for the nine months ended September 30, 1998 increased 91.1% to $108.7 million from $56.9 million for the nine months ended September 30, 1997. This increase was due primarily to the inclusion, for the nine months ended September 30, 1998, of resident fees of approximately $22.7 million generated from the operations of additional facilities opened or acquired subsequent to September 30, 1997. The remaining increase in resident fees was primarily due to an increase in the average daily rate (excluding community fees) for owned facilities operated by the Company for at least twelve months and an increase in the average resident occupancy for facilities that were operational in both periods.

       Average resident occupancy for Stabilized Facilities increased to 94.7% for the nine months ended September 30, 1998 compared to 94.3% for the nine months ended September 30, 1997. The average daily resident fee (excluding community fees) for Stabilized Facilities increased to $86 in the nine months ended September 30, 1998 from $79 in the nine months ended September 30, 1997. The increase is due to the inclusion of additional stabilized prototype facilities which have higher Basic Care rates, a general increase in the Basic Care rate at other facilities, and an increase in the number of residents receiving Plus Care and Alzheimer's Care services.

       Management services income for the nine months ended September 30, 1998 increased to $12.1 million from $2.6 million for the nine months ended September 30, 1997. The increase resulted primarily from a $7.9 million increase in fees from additional management activities. Also included are management services income from four additional facilities managed by the Company during the nine months ended September 30, 1998 and a $0.5 million gain to the Company from the sale of its minority interest in a tenancy-in-common that owned one facility.

       Operating Expenses. Operating expenses for the nine months ended September 30, 1998 increased by 71.9% to $95.4 million from $55.5 million for the nine months ended September 30, 1997. The increase in operating expenses was attributable primarily to the increase in facility operating and depreciation and amortization expenses.

       Facility operating expenses for the nine months ended September 30, 1998 increased 82.2% to $64.4 million from $35.4 million for the nine months ended September 30, 1997. As a percentage of resident fees, facility operating expenses for the nine months ended September 30, 1998 decreased to 59.3% from 62.2% for the nine months ended September 30, 1997. Of the $29.0 million increase, $14.4 million was attributable to expenses from the operations of additional assisted living facilities operated by the Company for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and $13.3 million was attributable to facilities included for a full nine months in 1998 versus a partial period in 1997. The remaining balance was primarily due to an increase in labor and general and administrative expenses at facilities that were operational for a full nine months in both periods.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       General and administrative expenses for the nine months ended September 30, 1998 increased 13.3% to $9.1 million from $8.0 million for the nine months ended September 30, 1997. As a percentage of operating revenue, general and administrative expenses for the nine months ended September 30, 1998 decreased to 7.5% from 13.5% for the nine months ended September 30, 1997, which is a reflection of higher operating revenue in the 1998 period. The $1.1 million increase in general and administrative expense for the nine months ended September 30, 1998, was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

       Depreciation and amortization for the nine months ended September 30, 1998 compared to the nine months ended in September 30, 1997 increased $9.1 million, or 139.9%, to $15.7 million from $6.5 million primarily due to the increase in the number of facilities operated by the Company.

       Facility lease expense increased $1.1 million primarily due to the opening of two facilities developed and leased by the Company in 1998 and three facilities included for a full nine months in 1998 versus a partial period in 1997.

       Other income (expense). Interest income decreased to $4.6 for the nine months ended September 30, 1998 compared to $5.0 for the nine months September 30, 1997. This decrease was primarily due to decreased funds available for investment. Interest expense increased for the nine months ended September 30, 1998 to $15.6 million from $7.3 million for the nine months ended September 30, 1997. Of this increase, $3.6 million was due to interest on the Notes. The remaining increase was primarily due to interest on additional borrowings under one of the Company's credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

       To date, the Company has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At September 30, 1998, the Company had $374.1 million of outstanding debt (excluding notes payable to affiliates) at a weighted average interest rate of 6.7%. Of such amount, the Company had $259.2 million of fixed-rate debt (excluding a $1.1 million loan discount) at a weighted average interest rate of 6.5%, and $114.9 million of variable rate debt at a weighted average interest rate of 7.2%. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable-rate debt.

       At September 30, 1998, the Company had approximately $64.0 million in unrestricted cash and cash equivalents, including $20.9 million in high quality short-term investments (A1/P1 rated) and $64.2 million in net working capital and currently has $227.0 million of unused lines of credit.

       Working capital decreased to $64.2 million from $70.3 million at December 31, 1997, primarily due to the Company's continued investment in the development and ownership of assisted living facilities, offset by a net increase in working capital resulting from the sale of two facilities and net borrowings during the three months ended September 30, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Net cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was approximately $17.9 million and $3.5 million, respectively, corresponding to the increased number of facilities operated by the Company at September 30, 1998, compared to September 30, 1997.

       For the nine months ended September 30, 1998 and 1997, the Company used $74.5 million and $135.5 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $96.4 million and $141.7 million, respectively, related to the construction of assisted living facilities.

       Net cash provided by financing activities was $38.0 million and $142.8 million for the nine months ended September 30, 1998 and 1997, respectively. Financing activities included additional borrowings of $56.0 million and $203.7 million, respectively, offset, in part, by debt repayments of $23.0 million and $58.4 million, respectively. Additional borrowings during the nine months ended September 30, 1998 were primarily from the Company's credit facilities (see Note 2, Long-term Debt) and were used to fund the Company's continued development of assisted living facilities.

       The Company's growth objectives include developing new Sunrise model assisted living facilities. The Company has 21 facilities currently under construction with a resident capacity of 1,980. The Company has also entered into contracts to purchase 40 additional development sites, 12 of which are zoned, and to lease three additional sites. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

       The Company currently estimates that the existing credit facility, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund its growth objectives. Additional financing will be required to complete the Company's growth plans and to refinance existing indebtedness. There can be no assurance that such financing will be available on acceptable terms.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected.

       The Company's previously announced growth plan includes the acquisition of additional facilities, of which nine have been acquired through September 30, 1998. If the Company's proposed acquisition of Karrington is consummated, the number of the Company's facilities will increase by approximately 39. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of the Company to integrate or operate acquired facilities effectively may have a material adverse effect on the Company's business, financial condition and results of operations.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       At September 30, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $16.5 million which expire from 2010 through 2012.

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

       During the past year, the Company has continued to invest resources developing the needed infrastructure to support current and anticipated growth. In most cases, the Company has implemented financial and accounting systems that will support its development plans, which includes year 2000 compliant software. To date, financial and accounting systems implemented or updated that are year 2000 compliant include the accounting general ledger system, the resident billing system, the cash disbursement or accounts payable system, the development or project cost system, the fixed asset system, the employee stock option system, payroll and human resource system and substantially all software residing on the Company's home office and facility desk-top and lap-top computers. The Company is in the process of evaluating certain facility specific systems, including phone, elevator, security, HVAC, and other systems. The Company and the respective service providers have begun to implement changes to ensure Year 2000 compliance. The Company is committed to funding capital expenditures as required for upgraded equipment and software but does not expect these charges to be material.

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

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SUNRISE ASSISTED LIVING, INC.
                                        (Registrant)



Date:     November 9, 1998               /s/ David W. Faeder
------------------------------          ----------------------------------
                                          David W. Faeder
                                          Executive Vice President and Chief
                                          Financial Officer



Date:     November 9, 1998               /s/ Larry E. Hulse
------------------------------          ----------------------------------
                                          Larry E. Hulse
                                          Chief Accounting Officer

                                INDEX OF EXHIBITS


Exhibit No.                       Exhibit Name                          Page
-----------                       ------------                          ----
    27                     Financial Data Schedule, which
                           is submitted electronically to
                           the Securities and Exchange
                           Commission for information only
                           and is not filed.