Form 10-K
period 1998-12-31
SUNRISE ASSISTED LIVING INC
filed 1999-03-31
CIK 1011064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
      [xx]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number 0-20765

                          SUNRISE ASSISTED LIVING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          54-1746596
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  9401 Lee Highway, Suite 300
          Fairfax, VA                                           22031
-------------------------------                           ----------------
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

                 5 1/2% Convertible Subordinated Notes due 2002
                 ----------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 15, 1999 was $600,755,652. */
                                      ----

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.

               Outstanding at March 15, 1999: 19,510,726 shares.

----------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

                                                                                                          Page(s)
PART I            Item 1.     Business......................................................................  3
                  Item 2.     Properties.................................................................... 30
                  Item 3.     Legal Proceedings............................................................. 31
                  Item 4.     Submission of Matters to a Vote of Security Holders........................... 31


PART II           Item 5.     Market for Registrant's Common Equity and Related Stockholders Matters........ 32
                  Item 6.     Selected Financial Data....................................................... 33
                  Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                              of Operations................................................................. 34
                  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..................... 54
                  Item 8.     Financial Statements and Supplementary Data................................... 55
                  Item 9.     Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure.......................................................... 55

PART III          Item 10.    Directors and Executive Officers of the Registrant............................ 55
                  Item 11.    Executive Compensation........................................................ 59
                  Item 12.    Security Ownership of Certain Beneficial Owners and Management................ 63
                  Item 13.    Certain Relationships and Related Transactions................................ 66

PART IV           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............. 68

SIGNATURES.................................................................................................. 70

         This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-K. Unless the context suggests otherwise, references in this Form 10-K to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries and predecessor entities.

                                     PART I

ITEM 1. BUSINESS.


GENERAL

         Sunrise Assisted Living, Inc. is a provider of assisted living services to the elderly. Sunrise was incorporated in Delaware on December 14, 1994 to combine various activities relating to the development, ownership and operation of the Sunrise assisted living facilities held by predecessor entities. Sunrise currently operates 79 facilities in 14 states with a capacity of over 6,800 residents, including 68 facilities owned by Sunrise or in which it has ownership interests and 11 facilities managed for third parties. Sunrise had revenues of $170.7 million and net income of $22.3 million in 1998. Approximately 99% of Sunrise's revenues were derived from private pay sources.

          Sunrise's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, Sunrise has completed development of 40 such facilities with a resident capacity of over 3,500 and has 24 facilities currently under construction with a resident capacity of approximately 2,200. Sunrise also has entered into contracts to purchase 46 additional sites and to lease two additional sites. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant. See "--Facility Development" and "--Facility Acquisitions."

         On October 18, 1998, Sunrise entered into a merger agreement to acquire Karrington Health, Inc., a Columbus-based assisted living provider. The merger agreement was amended on March 4, 1999. Sunrise plans to purchase Karrington in a tax-free, stock-for-stock transaction valued at approximately $94.9 million. The transaction will be accounted for using the purchase method of accounting.

         Under the merger agreement, Karrington would become a wholly owned subsidiary of Sunrise, and each issued and outstanding Karrington common shares, other than shares for which dissenters' rights are exercised, would be automatically converted into the right to receive 0.3333 of a share of Sunrise common stock. Subject to satisfaction of the conditions set forth in the merger agreement, including approval of the merger agreement by Karrington shareholders, Sunrise expects to consummate its acquisition of Karrington during the second quarter of 1999.

         Karrington owns or has ownership interests in 42 facilities, has an additional eight facilities under construction and has an additional eight development sites owned or under contract. Sunrise intends to sell 17 Karrington facilities within 12 months following the merger. Most of these facilities are Karrington Cottage prototype models, which consist of 20 units or less.

         A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $250.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. The credit facility expires in December 2000 and includes two twelve month extension options subject to the lender's approval. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest at rates from LIBOR plus 1.00% to LIBOR plus 1.50%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On June 6, 1997, Sunrise issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. These notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year, and are convertible, at the option of the holder, into shares of Sunrise common stock at a conversion rate of $37.1875 per share, or 26.89 shares per $1,000 principal amount of the notes. The conversion rate is subject to customary anti-dilution adjustments. The notes rank junior in payment to substantially all indebtedness of Sunrise existing at the time of the issuance of the notes and subsequently incurred by it. The notes are redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. The holders of the notes may require Sunrise to repurchase the notes upon a change of control of Sunrise, as defined in the notes.

         On June 5, 1996, Sunrise completed its initial public offering. On October 31, 1996 Sunrise completed a follow-on public offering. Net proceeds to Sunrise from these two offerings totaled approximately $196.1 million.

THE ASSISTED LIVING INDUSTRY

         Sunrise believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing facility but cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living, such as bathing, eating, personal hygiene, grooming and dressing. Some assisted living facilities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Unlike assisted living facilities, skilled nursing facilities provide 24 hour skilled nursing care, supervised by a registered nurse. Annual expenditures in the assisted living industry have been estimated to be approximately $12 billion, including facilities ranging from "board and care" to full-service assisted living facilities, such as those operated by Sunrise. Sunrise believes that consumer preference and demographic trends should allow assisted living to remain one of the fastest growing segments of elder care.

         The assisted living industry is highly fragmented and characterized by numerous small operators. The scope of assisted living services varies substantially from one operator to another. Many smaller assisted living providers do not operate in purpose-built facilities, do not have professionally trained staff, and may provide only limited assistance with low-level care activities. Sunrise believes that few assisted living operators provide a comprehensive range of assisted living services, such as Alzheimer's care and other services designed to permit residents to "age in place" within the facility as they develop further physical or cognitive frailties.

THE SUNRISE OPERATING PHILOSOPHY

         The Sunrise approach to assisted living is a unique combination of operating philosophy and a signature facility design. Since the first Sunrise facility opened in 1981, Sunrise's operating philosophy has been to provide care and services to its residents in a residential environment in a manner that:
"nurtures the spirit, protects privacy, fosters individuality, personalizes services, enables freedom of choice, encourages independence, preserves dignity and involves family and friends." Sunrise believes that its operating philosophy is one of its strengths. Furthermore, in implementing its philosophy, Sunrise continuously seeks to refine and improve the care and services it offers. The elements of the operating philosophy focus on:

         o the involvement of the resident and the resident's family in important care giving decisions;

         o Sunrise's proprietary training programs for its management, executive directors and care managers;

         o  Sunrise's quality assurance programs;

         o  the full range of assisted living services offered by Sunrise; and

         o the architecture and purpose-built design of Sunrise's "Victorian" model facilities.

SERVICES

         Sunrise offers a full range of assisted living services based upon individual resident needs. Upon admission, Sunrise, the resident and the resident's family assess the level of care required and jointly develop a specific care plan. This care plan includes selection of resident accommodations and determination of the appropriate level of care. The care plan is periodically reviewed and updated by Sunrise, the resident and the resident's family. The range of services offered by Sunrise includes: basic care, consisting of assistance with activities of daily living and other personalized support services; plus care, consisting of more frequent and intensive assistance or increased care; and reminiscence care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering a full range of services, Sunrise can accommodate residents with a broad range of service needs and enable residents to age in place. In addition, upon admission Sunrise generally charges each new resident a one-time community fee typically equal to two months of daily resident fees, which is refundable on a prorated basis if the resident leaves the facility during the first 90 days. Daily resident fees are periodically revised based on increased care or modifications to a resident's care plan.

         The average daily resident fee for owned facilities opened or operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above excluding temporary vacancies and resident relocations generally of between three to six months due to renovations, was approximately $86 for 1998, $78 for 1997 and $80 for 1996.

BASIC CARE

         Sunrise's basic care program provided to all residents includes:

         o assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene, and grooming;

         o three meals per day served in a common dining room, including two seating times per meal;

         o  coordination of special diets;

         o  24-hour security; emergency call systems in each unit;

         o  transportation to stores and community services;

         o assistance with coordination of physician care, physical therapy and other medical services;

         o  health promotion and related programs;

         o  personal laundry services;

         o  housekeeping services; and

         o  social and recreational activities.

ASSISTED LIVING PLUS CARE

         Through Sunrise's plus care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. The plus care program allows Sunrise, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 1998, approximately 26% of Sunrise's assisted living residents participated in the plus care program.

MEDICATION MANAGEMENT

         Many of Sunrise's residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. Sunrise charges an additional fixed daily fee for this service. At December 31, 1998, approximately 41% of Sunrise's assisted living residents participated in the medication management program.

REMINISCENCE CARE

         Sunrise believes its reminiscence care program distinguishes it from many other assisted living providers who do not provide such specialized care. Sunrise's reminiscence program provides the attention, care programs and services needed to help cognitively impaired residents, including residents with Alzheimer's disease, maintain a higher quality of life. Specially trained staff provide basic care and other specifically designed care and services to cognitively impaired residents, in separate areas of facilities. Sunrise charges each cognitively impaired resident a daily fee that includes one hour of additional staff time per resident per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 1998, approximately 23% of Sunrise's assisted living residents participated in the reminiscence program.

THE SUNRISE "VICTORIAN" MODEL FACILITY

         Sunrise's signature Victorian model facility, first designed in 1985, is a freestanding, residential-style facility generally with a capacity of 65 to 110 residents. The building ranges in size from approximately 37,000 to 65,000 square feet and is built generally on sites ranging from two to five acres. Approximately 40% of the building is devoted to common areas and amenities, including reading rooms, family or living rooms and other areas, such as bistros and ice cream parlors, designed to promote interaction among residents. Sunrise has five basic building plan designs, which provide it with flexibility in adapting the model to a particular site. The building is usually two or three stories and of steel frame construction built to institutional health care standards but strongly residential in appearance. The interior layout is designed to promote a home-like environment, efficient delivery of resident care and resident independence.

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

         The architectural and interior design concepts incorporate the Sunrise operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a homelike setting. Sunrise believes its model facility meets the desire of many individuals to move to a new residence at least as comfortable as their former home. Sunrise believes that its residential environments also accomplish several other objectives, including: (1) lessening the trauma of change for elderly residents and their families; (2) achieving operational efficiencies through proven designs; (3) facilitating resident mobility and ease of access by care givers; and (4) differentiating Sunrise from other assisted living and long-term care operators.

OWNED FACILITIES

         The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest that are currently operating as well as those under construction or are subject to purchase contracts and zoned:

                                                       YEAR             DEVELOPED,
                                                      OPENED            ACQUIRED        SUNRISE
                                                        BY              OR CONSTR.       MODEL        RESIDENT       OWNERSHIP
     FACILITY                  LOCATION               SUNRISE            STATUS         FACILITY      CAPACITY     PERCENTAGE(1)
     --------                  --------               -------            ------         -------       --------     -------------
Sunrise of Oakton              Oakton, VA              1981             Acquired(2)                      51           100.0%
Sunrise of Leesburg            Leesburg, VA            1984             Acquired(2)                      35           100.0
Sunrise of Warrenton           Warrenton, VA           1986             Acquired(2)                      37           100.0
Sunrise of Arlington           Arlington, VA           1988             Developed          X             58           100.0
Sunrise of Bluemont Park       Arlington, VA           1990                                                           100.0
  Potomac                                                               Developed          X             59
  Shenandoah                                                            Developed          X             77
  James                                                                 Developed          X             59
Sunrise of Mercer Island       Seattle, WA             1990             Developed          X             59           100.0
Sunrise of Fairfax             Fairfax, VA             1990             Developed          X             59           100.0(3)
Sunrise of Frederick           Frederick, MD           1992             Developed          X             86           100.0
Sunrise of Countryside         Sterling, VA            1992                                                           100.0
  East Building                                                         Developed(4)       X             66
  West Building                                                         Developed(4)       X             64
Sunrise of Gunston             Lorton, VA              1992             Developed(4)       X             67           100.0
Sunrise of Atrium              Boca Raton, FL          1992             Acquired                        210           100.0
Sunrise of Falls Church        Falls Church, VA        1993             Developed          X             66           100.0
Sunrise of Village House       Gaithersburg, MD        1993             Acquired                        155(5)        100.0
Sunrise of Towson              Towson, MD              1994             Developed          X             66            13.9(6)
Sunrise of Gardner Park        Peabody, MA             1994             Developed          X             59            50.0(6)(7)
Chanate Lodge                  Santa Rosa, CA          1996             Acquired                        120           100.0
Sunrise of Raleigh             Raleigh, NC             1996             Developed          X             93           100.0
Huntcliff Summitt              Atlanta, GA             1996             Acquired                        248           100.0(8)
Sunrise of Northshore          St. Petersburg, FL      1996             Acquired                        157           100.0(9)

Sunrise of Augusta             Augusta, GA             1996             Acquired                         42          100.0
Sunrise of Columbus            Columbus, GA            1996             Acquired                         26          100.0
Sunrise of Greenville          Greenville, SC          1996             Acquired                         39          100.0
Sunrise of Blue Bell           Philadelphia, PA        1996             Developed          X             97          100.0
Sunrise of Columbia            Columbia, MD            1996             Developed          X             96          100.0
Sunrise of Hunter Mill         Oakton, VA              1997             Developed          X             90          100.0
Sunrise of Sterling Canyon     Valencia, CA            1997             Acquired                        130          100.0
Sunrise of Napa                Napa Valley, CA         1997             Acquired                         83          100.0
Sunrise of Petaluma            Petaluma, CA            1997             Developed                        84          100.0(10)
Sunrise of Springfield         Springfield, VA         1997             Developed          X             95          100.0
Sunrise of Severna Park        Severna Park, MD        1997             Developed          X             93           50.0(3)(6)
  Building I
Sunrise of Severna Park        Severna Park, MD        1997             Developed          X             66           50.0(3)(6)
  Building II
Sunrise of Morris Plains       Morris Plains, NJ       1997             Developed          X             92          100.0
Sunrise of Old Tappan          Old Tappan, NJ          1997             Developed          X             92          100.0
Sunrise of Granite Run         Granite Run, PA         1997             Developed          X            104          100.0
Sunrise of Abington            Abington, PA            1997             Developed          X             95          100.0
  Building I
Sunrise of Abington            Abington, PA            1997             Developed          X             66          100.0
  Building II
Sunrise of Rockville           Rockville, MD           1997             Developed          X             84          100.0
Sunrise of Alexandria          Alexandria, VA          1997             Developed          X             91          100.0(3)
Sunrise of Wayne               Wayne, NJ               1997             Developed          X             92          100.0
Sunrise of Norwood             Norwood, MA             1997             Developed          X             86          100.0
Sunrise of Wayland             Wayland, MA             1997             Developed          X             71          100.0
Sunrise of Westfield           Westfield, NJ           1997             Developed          X             92          100.0
Sunrise of East Cobb           East Cobb, GA           1997             Developed          X             94          100.0
Sunrise of Dunwoody            Dunwoody, GA            1997             Acquired                         30          100.0
Sunrise of Weston              Weston, MA              1997             Acquired                         31          100.0
Sunrise of Fresno              Fresno, CA              1998             Developed                        84          100.0(10)
Sunrise of Haverford           Haverford, PA           1998             Developed          X             72          100.0

Sunrise of Decatur             Decatur, GA             1998             Developed          X             92          100.0
Sunrise of Walnut Creek        Walnut Creek, CA        1998             Developed          X             85          100.0
Sunrise of Glen Cove           Glen Cove, NY           1998             Developed          X             83          100.0
Sunrise of Ivey Ridge          Ivey Ridge, GA          1998             Developed          X            102          100.0
Sunrise of Cohasset            Cohasset, MA            1998             Developed          X             74          100.0
Sunrise of Holly Orchard       Denver, CO              1998             Developed          X             94          100.0
Sunrise of Pinehurst           Denver, CO              1998             Developed          X            102          100.0
Sunrise of Huntcliff II        Atlanta, GA             1998             Developed          X             91          100.0
   (Assisted Living Expansion)
Sunrise of Danville            Danville, CA            1998             Developed          X             86          100.0
Sunrise of Lafayette Hill      Lafayette Hill, PA      1998             Developed          X             84          100.0
Sunrise of Bellvue             Bellvue, WA             1998             Developed          X             84          100.0
Sunrise of Paramus             Paramus, NJ             1998             Developed          X             76          100.0
Sunrise of West Essex          Fairfield, NJ           1998             Developed          X             94          100.0
Sunrise of Paoli               Malvern, PA             1998             Developed          X             98          100.0
Sunrise of Mission Viejo       Mission Viejo, CA       1998             Developed          X            102            9.0
Sunrise of Oakland Hills       Oakland, CA             1998             Developed          X            102          100.0
Sunrise of Rochester           Detroit, MI             1999             Developed          X            101            9.0
Sunrise of East Brunswick      East Brunswick, NJ      1999             Developed          X             94            9.0

                                                                                                   --------
                                                                                                      5,812
                                                                                                   --------


Sunrise of Smithtown           Long Island, NY        1st half          Construction       X             91          100.0
                                                      1999
Sunrise of Buffalo Grove       Buffalo Grove, IL      1st half          Construction       X             94          100.0
                                                      1999
Sunrise at La Costa            Carlsbad, CA           1st half          Construction       X            102            9.0
                                                      1999
Sunrise of Naperville          Naperville, IL         1st half          Construction       X             91            9.0
                                                      1999
Sunrise of Richmond            Richmond, VA           1st half          Construction       X             84            9.0
                                                      1999
Sunrise of Northville          Northville, MI         2nd half          Construction       X             84          100.0
                                                      1999

Sunrise at Canyon Crest        Riverside, CA          2nd half          Construction       X             77         100.0
                                                      1999
Sunrise of San Mateo           San Mateo, CA          2nd half          Construction       X             76         100.0
                                                      1999
Sunrise of Mt. Vernon          Mt. Vernon, NY         2nd half          Construction       X            102         100.0
                                                      1999
Sunrise of Flossmoor           Flossmoor, IL          2nd half          Construction       X             74         100.0
                                                      1999
Sunrise of Bloomingdale        Bloomingdale, IL       2nd half          Construction       X             98         100.0
                                                      1999
Sunrise of Willowbrook         Willowbrook, IL        2nd half          Construction       X             91         100.0
                                                      1999
Sunrise of Wilton              Wilton, CT             2nd half          Construction       X             78         100.0
                                                      1999
Sunrise of Stamford            Stamford, CT           2nd half          Construction       X             98           9.0
                                                      1999
Sunrise of Lynbrook            North Lynbrook, NY     2nd half          Construction       X             98           9.0
                                                      1999
Sunrise of Frognal House       Sidcup, London         2nd half          Construction       X            140          14.5
                                                      1999
Sunrise of New City            New City, NY           2nd half          Construction       X             91         100.0
                                                      1999
Sunrise of Wall                Wall Township, NJ      1st half          Construction       X             74         100.0
                                                      2000
Sunrise of Exton               Exton, PA              1st half          Construction       X             76         100.0
                                                      2000
Sunrise of Westtown            Westtown, PA           1st half          Construction       X             94         100.0
                                                      2000
Sunrise of Glen Ellyn          Glen Ellyn, IL         1st half          Construction       X            102         100.0
                                                      2000
Sunrise of Sheepshead Bay      Sheepshead Bay, NY     1st half          Construction       X            125          70.0
                                                      2000
Sunrise of Hermosa Beach       Hermosa Beach, CA      1st half          Construction       X             96         100.0
                                                      2000
Sunrise of Ann Arbor           Ann Arbor, MI          1st half          Construction       X             84           9.0
                                                      2000
Sunrise of Farmington Hills    Farmington Hills,                        Zoned              X             91         100.0
                               MI
Sunrise of Woodcliff Lake      Woodcliff Lake, NJ                       Zoned              X            102         100.0
Sunrise of Pittsburgh          Pittsburgh, PA                           Zoned              X             91         100.0
Sunrise of Randolph            Randolph, NJ                             Zoned              X             88         100.0
Sunrise of West Bloomfield     West Bloomfield,                         Zoned              X             60         100.0
                               MI

Sunrise of Sunnyvale           Sunnyvale, CA                            Zoned              X            102         100.0
Sunrise of Cherry Creek        Denver, CO                               Zoned              X             95         100.0
Sunrise of Colorado Springs    Colorado Springs,                        Zoned              X             60         100.0
                               CO


                                                                                                   ------------
                                                                                                      2,909(11)

         Total                                                                                        8,721
                                                                                                   ============

----------

 (1) Fifteen of the wholly owned facilities (Oakton, Leesburg, Warrenton, Arlington, Bluemont Park (three facilities), Mercer Island, Fairfax, Frederick, Countryside (two facilities), Gunston, Atrium and Falls Church) serve as collateral for a $86.2 million mortgage loan. Nineteen other wholly owned facilities (Springfield, Morris Plains, Old Tappan, Granite Run, Abington (two facilities), Wayne, Westfield, Decatur, Walnut Creek, Haverford, Huntcliff Summit (assisted living expansion), Lafayette Hill, Oakland Hills, Paramus, Paoli, Fairfield, Smithtown, and Bellevue) serve as collateral for a $250.0 million syndicated revolving credit facility. Ten other owned facilities are subject to one or more mortgages or deeds of trust that mature between 2001 and 2033 and bear interest at rates ranging from 6.87% to 7.90% annually as of December 31, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and note 8 of notes to consolidated financial statements. All facilities that are wholly owned by Sunrise are consolidated in the consolidated financial statements. The Gardner Park, Severna Park and Sheepshead Bay facilities are held by limited liability companies or limited partnerships in which Sunrise holds the ownership interests indicated in the table. Sunrise is the general partner or managing member of such entities and through the partnership or operating agreements and the management agreements for the facilities Sunrise controls their ordinary course business operations. Therefore, the Gardner Park, Severna Park and Sheepshead Bay facilities are also consolidated in the consolidated financial statements. The ordinary course business operations of the Towson, Mission Viejo, Rochester and East Brunswick facilities are not currently controlled by Sunrise and, therefore, are accounted for under the equity method of accounting.

 (2) Each of these facilities has been redeveloped in a manner consistent with the Sunrise model.

 (3)  Subject to long-term ground lease.

 (4) These facilities were initially developed by Sunrise for third parties and were subsequently acquired by Sunrise in 1992.

 (5) This facility is licensed for 40 assisted living residents. The remainder of the resident capacity is for independent living residents.

 (6) The remaining ownership interests are owned by third parties. Sunrise manages each of these facilities.

 (7) A current officer and a former employee of Sunrise each have a 25% ownership interest in this facility. Sunrise has the right to acquire these minority ownership interests for fair market value, as determined by an appraiser mutually agreeable to the parties.

 (8) Excludes 11 units owned by the occupants of the units. The occupants can require Sunrise to repurchase the units for their original purchase prices, aggregating approximately $1.6 million, under specified circumstances. Sunrise has a right to purchase the units at fair market value upon the occurrence of specified events and has a right of first refusal on sales of the units.

 (9) This facility is licensed for 26 skilled nursing residents. The remainder of the resident capacity is for assisted living residents.

 (10) Sunrise has entered into operating leases with a third-party owner/developer who completed the facilities under a design reviewed and approved by Sunrise. These facilities are operated under 15-year operating leases, with two 10-year extension options.

 (11) There can be no assurance that construction delays will not be experienced.

FACILITY DEVELOPMENT

         Sunrise targets sites for development located in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective market, Sunrise considers a number of factors, including:

         o  population;

         o  income and age demographics;

         o  target site visibility;

         o  probability of obtaining zoning approvals;

         o  estimated level of market demand; and

         o the ability to maximize management resources in a specific market by clustering its development and operating activities.

Sunrise continues to develop its Victorian model facilities in major metropolitan markets.

         Sunrise's previously announced three-year growth objectives include developing at least 55 new Sunrise model assisted living facilities with an additional resident capacity of more than 4,500 by the end of 1999. To date, Sunrise has completed development of 40 such new model facilities with a resident capacity of more than 3,500 and has 24 facilities under construction with resident capacity of more than 2,200. Sunrise has also entered into contracts to purchase 46 additional sites and to lease two additional sites. These sites are located in Pennsylvania, Massachusetts, New Jersey, Connecticut, New York, Illinois, California, Missouri, Michigan and Virginia. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in Sunrise's markets.

         The primary milestones in the development process are:

         o  site selection and contract signing;

         o  feasibility;

         o  zoning, site plan approval and building permits; and

         o  completion of construction.

Once a market has been identified, site selection and contract signing typically take approximately three to nine months. Zoning and site plan approval generally take 10 to 12 months and are typically the most difficult steps in the development process due to Sunrise's selection of sites in mature communities which usually require site rezoning. Facility construction normally takes 10 to 12 months. Sunrise believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a facility receives a certificate of occupancy, residents usually begin to move in within one month. Since 1993, the total capitalized cost to develop, construct and open a Sunrise model facility, including land acquisition and construction costs, has ranged from approximately $8.5 million to $13.0 million. The cost of any particular facility may vary considerably based on a variety of site-specific factors.

         Sunrise's development activities are coordinated by its experienced 32-person development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are contracted to experienced outside architects and contractors.

         The ability of Sunrise to achieve its development plans will depend upon a variety of factors, many of which will be outside the control of Sunrise. These factors include:

         o obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities without experiencing significant delays;

         o  completing construction of new facilities on budget and on schedule;

         o the ability to work with third-party contractors and subcontractors who construct the facilities;

         o shortages of labor or materials that could delay projects or make them more expensive;

         o  adverse weather conditions that could delay projects;

         o finding suitable sites for future development activities at acceptable prices; and

         o addressing changes in laws and regulations or how existing laws and regulations are applied.

         Sunrise cannot assure that it will not experience delays in completing facilities under construction or in development or that it will be able to identify suitable sites at acceptable prices for future development activities. If it fails to achieve its development plans, its growth could slow, which would adversely impact its revenues and results of operations.

FACILITY ACQUISITIONS

         Sunrise's previously announced growth plan included the acquisition of up to 15 facilities by the end of 1999, of which nine have been acquired excluding the announced proposed acquisition of Karrington. See "Item 7 Management Discussion and Analysis of Financial Condition and Results of Operation." In evaluating possible acquisitions, Sunrise considers various factors, including:

         o location, construction quality, condition and design of the facility;

         o  current and projected facility cash flow;

         o the ability to increase revenue, occupancy and cash flow by providing a full range of assisted living services;

         o  costs of facility repositioning, including any renovations; and

         o the extent to which the acquisition will complement Sunrise's development plans.

         There can be no assurance that Sunrise's acquisition of Karrington or additional assisted living facilities will be completed. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities. Any failure to do so could have a material adverse effect on Sunrise's business, financial condition, revenues and earnings.

NEED FOR ADDITIONAL FINANCING AND MANAGEMENT OF GROWTH

         To achieve its growth objectives, Sunrise will need to obtain substantial additional resources to fund its development, construction and acquisition activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." Sunrise expects that the number of owned and operated facilities will increase substantially as it pursues its development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on Sunrise's management resources. Sunrise's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If Sunrise is unable to manage its growth effectively, its business, revenues, expenses and operating results could be adversely affected.

MANAGED FACILITIES

         Sunrise also manages for third-party owners 11 operating facilities and two facilities under construction with total resident capacity of 1,208, including four in Massachusetts, two in New Jersey, one in Pennsylvania, two in Maryland, one in North Carolina, one in Georgia and two in Virginia. The facilities in New Jersey, Maryland and North Carolina are Sunrise model facilities. The management contract expiration dates range from April 1999 to November 2008. Sunrise owns $5.9 million carrying value of tax exempt mortgage bonds on the Pennsylvania facility. One of the Massachusetts facilities is licensed for 139 continuing care retirement community residents. Under the management agreement for one of the New Jersey facilities, Sunrise has a right of first refusal to purchase the facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement. Sunrise does not provide financial or accounting services to one of the Virginia facilities.

         Sunrise also manages two skilled nursing facilities, Pembrook and Prospect Park, located in West Chester and Prospect Park, Pennsylvania, respectively. The Pembrook facility has 240 beds and the Prospect Park facility has 180 beds. Both of these facilities are owned by a single unaffiliated nonprofit corporation. The management contracts for these facilities were initially entered into in May 1994 and expire in April 1999. Sunrise received management fee revenues of approximately $0.4 million in 1998 for these two facilities. Sunrise is entitled to receive a deferred management fee of approximately $0.9 million as of December 31, 1998, upon expiration of the management agreement or if the owners terminate the management agreement or sell the properties. Sunrise does not provide financial or accounting services for these facilities.

COMPANY OPERATIONS

OPERATING STRUCTURE

         Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow facility-based personnel to focus on resident care, consistent with Sunrise's operating philosophy. Headquarters staff members in Fairfax, Virginia are responsible for: the establishment of Company-wide policies and procedures relating to resident care, facility design and facility operations; billing and collection; accounts payable; finance and accounting; management of Sunrise's development and acquisition activities; development of employee training materials and programs; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of facility-based operations, including marketing and sales activities; resident care; the hiring of facility executives, care managers and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise's development and acquisition plans within a given geographic region.

         Sunrise is currently organized into eight regions. Each of the regions is headed by a vice president of operations with extensive experience in the senior housing, health care and assisted living industries. The regional staff typically consists of a marketing specialist, a resident care specialist, a human resources specialist and a dining services specialist. Sunrise expects that all regions will create similar staff positions as the number of facilities in those regions increases.

FACILITY STAFFING

         Each of Sunrise's facilities has an executive director responsible for the day-to-day operations of the facility, including quality of care, social services and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by (a) the department heads, who oversee the care and service of the facility's assisted living neighborhood and Alzheimer neighborhood, (b) a nurse, who oversees the care managers and is directly responsible for day-to-day care of the residents and (c) the director of community relations, who oversees marketing and outreach programs. Other key positions include the dining services coordinator, the program coordinator and, in some homes, the director of Alzheimer's care.

         Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. To the extent permitted by state law, nurses or care managers who complete a special training program, supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a facility varies according to the level of care required by the residents of the facility and the numbers of residents receiving Alzheimer's care and plus care services. The number of care managers ranges from three (Leesburg facility) to 20 (Atrium facility) on the day shifts and from two care managers (Leesburg) to seven care managers (Atrium) on the night shift.

         Sunrise believes that its facilities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents. Accounting functions are centralized so that administrative staff may devote substantially all of their time to care giving.

STAFF EDUCATION AND TRAINING

         Sunrise has attracted, and continues to seek, highly dedicated, experienced personnel. Sunrise has developed a formal training program, the "five star training program", which focuses on providing every employee with the appropriate skills that are required to ensure the highest quality of resident care. All managers and direct care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident care procedures, Alzheimer's care, communication systems, and activities and dining programming. For the supervisors of direct care staff, additional program levels provide education in medical awareness and management skills.

         For department managers, Sunrise has developed the "mentor program," which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive one-week of intensive on-the-job training using a detailed checklist which outlines every aspect of the position. Thereafter, the mentor maintains regular contact with the new manager to provide on-going support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including Sunrise's

"reminiscence program," the social and volunteer programs, human resources, staffing and scheduling and medication management.

     Sunrise also has developed the "executive director development program," which offers a structured curriculum for internal department managers who have been selected based on their potential to become executive directors. Sunrise also has created the "executive director in training program" to increase the number of Sunrise-trained professionals who will be available to manage acquired and newly developed communities. This program recruits successful, strong leaders from outside Sunrise and provides them with an accelerated training curriculum to prepare them to be Sunrise leaders.

QUALITY IMPROVEMENT PROCESSES

         Sunrise coordinates quality assurance programs at each of its facilities through its corporate headquarters staff and through its regional offices. Sunrise's commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by Sunrise. In addition to ongoing training and performance reviews of care managers and other employees, Sunrise's quality control measures include:

         Family and Resident Feedback. Sunrise surveys residents and family members on a regular basis to monitor the quality of services provided to residents. Approximately 30 days after moving into a facility, a resident or family member is surveyed by a Sunrise representative to inquire about their initial level of satisfaction. Thereafter, annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. A toll-free telephone line also is maintained which may be used at any time by a resident's family members to convey comments.

         Regular Facility Inspections. Facility inspections are conducted by vice presidents and other regional staff on at least a monthly basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

         Third-Party Reviews. To further evaluate customer service, Sunrise engages an independent service evaluation company to "mystery shop" Sunrise's facilities. These professionals assess Sunrise's performance from the perspective of a customer, without the inherent biases of a company employee. Each facility is "shopped" at least three times per year in person, as well as one or more times per month by telephone. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record-keeping and coordination of medications.

MARKETING AND SALES

         Sunrise's marketing strategy is intended to create awareness of Sunrise and its services among potential residents and their family members and referral sources, such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. A central marketing staff develops overall strategies for promoting Sunrise throughout its markets and monitors the success of Sunrise's marketing efforts. Each regional office generally has at least one marketing specialist and each facility typically has a director of community relations who oversees marketing and outreach programs. In addition to direct contacts with prospective referral sources, Sunrise also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities, health fairs and community receptions.

THIRD-PARTY RESIDENT SERVICES

         While Sunrise serves the vast majority of a resident's needs with its own staff, some services, such as physician care, infusion therapy, physical and speech therapy and other home health care services, may be provided to residents at Sunrise facilities by third parties. Company staff assist residents in locating qualified providers for such health care services. In October 1996, Sunrise entered into an affiliation agreement with Jefferson Health System, an integrated health care system located in Philadelphia, Pennsylvania. Under this agreement, Jefferson Health System provides residents of Sunrise facilities located in the Philadelphia metropolitan region, on a preferred but non-exclusive basis, with access to various health care services offered by Jefferson Health System. These health care services may include hospital services, physician services, rehabilitation services, home health services and products and mental health services.

         In mid-1997, Sunrise again began seeking to capitalize on its brand awareness by accepting third-party management and development contracts. Sunrise has renewed efforts to seek additional third-party management and development opportunities after a two year period during which Sunrise focused on building its infrastructure. In September 1998, Sunrise entered into an agreement with Inova Health System Services, Inc., the largest not-for-profit integrated health care system in the Washington, D.C. metropolitan area, to manage Inova's two assisted living communities and provide development and management services for an additional four to eight assisted living communities with a total resident capacity of up to 800.

COMPETITION

         The long-term care industry is highly competitive and the assisted living segment is becoming increasingly competitive. Sunrise competes with numerous other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. Although some competitors are significantly larger, there are no one or more dominant companies in the assisted living segment. In a recent industry report, it is estimated that there are approximately 770,000 total assisted living beds currently available, and that the 25 largest owners of assisted living properties, which includes Sunrise, has 180,446 or only 23% of those currently available. The largest individual owner has only 3% of the total assisted living beds currently available. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategies, Sunrise has experienced and expects to continue to experience increased competition in their efforts to develop and acquire assisted living facilities. Some of the present and potential competitors of Sunrise are significantly larger and have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise cannot assure that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

OVERBUILDING IN THE ASSISTED LIVING INDUSTRY

         Sunrise believes that many assisted living markets have become or are on the verge of becoming overbuilt. As described above, regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay Sunrise's daily resident fee is finite, the development of new assisted living facilities could outpace demand. Overbuilding in the assisted living industry, or in particular market areas, could, therefore, cause Sunrise to experience decreased occupancy, depressed margins or lower operating results. Sunrise believes that each local market is different and Sunrise is and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

STAFFING AND LABOR COSTS

         Sunrise competes with various health care services providers, including other elderly care providers, in attracting and retaining qualified and skilled personnel. A shortage of nurses or other trained personnel or general inflationary pressures may require that Sunrise enhance its pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if Sunrise fails to attract and retain qualified and skilled personnel, the business and financial results of Sunrise could be adversely affected.

GOVERNMENT REGULATION

         Assisted living facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, in general, these requirements address:

         o  personnel education, training, and records;

         o  facility services, including:

            -- administration of medication,

            -- assistance with self-administration of medication and

            -- limited nursing services;

         o  monitoring of resident wellness;

         o  physical plant specifications;

         o  furnishing of resident units;

         o  food and housekeeping services;

         o  emergency evacuation plans; and

         o resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident's choice.

Some facilities are also licensed to provide independent living services, which generally involve lower levels of resident assistance. In several of the states in which Sunrise operates or intends to operate, assisted living facilities also require a certificate of need before the facility can be opened. In most states, assisted living facilities also are subject to state or local building code, fire code and food service licensing or certification requirements. Like other health care facilities, assisted living facilities are subject to periodic survey or inspection by governmental authorities.

         From time to time in the ordinary course of business, Sunrise receives deficiency reports, which it reviews to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. This action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. If Sunrise fails to comply with applicable requirements, its business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by Sunrise has resulted in a suspension, fine or other disposition that has had a material adverse effect on its revenues.

         Regulation of the assisted living industry is evolving. Sunrise's operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents, are enacted and licensing and certification standards are revised. For example, if more states seek and obtain Medicare waivers to authorize reimbursement for assisted living, the prospect of some federal regulation may become more likely. If the regulatory requirements increase, the costs of complying with those requirements could increase as well.

         Sunrise also is subject to federal and state anti-remuneration laws, such as the federal health care program anti-kickback law which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect payments that are intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care program anti-kickback law has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and have rarely been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Sunrise cannot be sure that these laws will be interpreted consistently with its practices.

ENVIRONMENTAL RISKS

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials, that could be located on, in or under a property. These laws and regulations often impose liability without regard to whether or not the owner or operator knew of, or was responsible for, the presence or release of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. In addition, the liability of an owner or operator is generally not limited and could exceed the property's value and the aggregate assets of the owner or operator. An owner or operator or an entity that arranges for the disposal of hazardous or toxic substances at a disposal site also may be liable for the costs of any required remediation or removal of hazardous or toxic substances.

         Sunrise engages consultants to conduct Phase I environmental studies of development sites that are placed under contract. If the Phase I study indicates the existence hazardous or toxic substances on the property, a Phase II study is requested and performed. The Phase I and Phase II reports, as applicable, may not reveal all environmental liabilities. There could be, therefore, material environmental liabilities of which Sunrise is unaware. In connection with the ownership or operation of its properties, Sunrise could be liable for the costs of remediation or removal of hazardous or toxic substances. Sunrise also could be liable for other costs, including governmental fines and damages for injuries to persons or properties. As a result, the presence, with or without Sunrise's knowledge, of hazardous or toxic substances at any property owned or operated by it, or acquired or operated by it in the future, could have an adverse effect on Sunrise's financial condition or earnings.

MEDICAL WASTE

         Some of Sunrise's facilities generate infectious waste due to the illness or physical condition of the residents, including, for example, blood soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state liability laws. These environmental laws set forth the management requirements, as well as permit, record keeping, notice and reporting obligations. Each of Sunrise's facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that Sunrise is not in compliance with these environmental laws could adversely affect its business operations and financial condition. Because these environmental laws are amended from time to time, Sunrise cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of Sunrise's operations to states where Sunrise does not currently operate may subject Sunrise to additional restrictions on the manner in which it operates its facilities.

LIABILITY AND INSURANCE

         The assisted living business entails an inherent risk of liability. In recent years, Sunrise, as well as other participants in our industry, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and significant legal costs. Sunrise maintains insurance policies in amounts and with the coverage and deductibles it believes are adequate, based on the nature and risks of our business, historical experience and industry standards. The insurance currently maintained by Sunrise has the following coverage limits:


          TYPE OF COVERAGE                      COVERAGE LIMITS                        EXAMPLES OF INCIDENTS COVERED
          ----------------                      ---------------                        -----------------------------
    o     General liability            o    $1,000,000 per occurrence/              o   premises claims by third parties,
                                            per facility, with additional               not including residents
                                            specific limitations for
                                            particular categories of                o   personal injury and advertising
                                            claims that fall under the                  injury
                                            general liability category
                                                                                    o   independent contractors

                                                                                    o   fire damage to other rented
                                                                                        locations

    o     Medical professional         o    $1,000,000 per occurrence/              o   negligence claims by residents
          liability                         $3,000,000 total for all
                                            claims per policy year;
                                            coverage limits do not
                                            overlap with general
                                            liability coverage

    o     Umbrella excess liability    o    $25,000,000 per policy year;            o    same as under general liability
                                            coverage is in excess of the                 and medical liability professional
                                            general liability and medical                liability coverages
                                            liability limits


    o     Non-medical professional     o    $5,000,000 per wrongful act/             o   claims against Sunrise's development
          liability                         $7,000,000 total; coverage                   or management company subsidiaries
                                            limits do not overlap with                   by third parties for whom Sunrise
                                            general liability, medical                   develops or manages properties
                                            liability or umbrella excess
                                            liability limits

         Sunrise cannot be sure that claims will not arise that are in excess of its coverage or not covered by its policies. If a successful claim against Sunrise is made and it is not covered by insurance or exceeds the policy limits, Sunrise's financial condition and results of operations could be materially and adversely affected. Claims against Sunrise, regardless of their merit or eventual outcome, could also have a material adverse effect on its ability to attract residents or expand its business and could require Sunrise's management to devote time to matters unrelated to the operation of its business. Sunrise also has to renew its policies every year and it cannot be sure that it will be able to continue to obtain liability insurance coverage on acceptable terms.

EMPLOYEES

         At December 31, 1998, Sunrise had 5,190 employees, including 2,948 full-time employees, of which 178 were employed at Sunrise's headquarters. Sunrise believes employee relations are good.

ITEM 2. PROPERTIES.

         Sunrise leases its corporate office, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to seven years. The corporate lease has an option to terminate after twelve months from the most recent expansion commencement. The initial annual lease payments of the corporate leases amount to $311,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The initial annual base rent payments under the warehouse lease amounts to $148,000, subject to annual increases of 3%. Various other leases expire during 1999 and 2003.

         During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease has a term of twelve years beginning when the building is completed. The lease has an initial annual base rent of $1.2 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule.

         Sunrise has also entered into operating leases for six facilities and three long-term ground leases related to other facilities. The operating lease terms vary from 15 years, with two ten-year extension options, to 50 years and ground leases have terms of 75 to 99 years. For information regarding facilities owned by Sunrise or in which it holds interests, see " Item 1. Business - Owned Facilities" and "Facility Development."

         In December 1998, a subsidiary of Sunrise entered into a three year operating lease for six assisted living facilities. Sunrise has guaranteed the payment of all obligations of its subsidiary under the lease. There are no extension options. However, Sunrise has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If Sunrise exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, Sunrise is entitled to the to excess. However, if the proceeds from the sale are less than the obligation under the lease, Sunrise is obligated to fund the difference. Sunrise is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires Sunrise to maintain specified coverage ratios, liquidity and net worth. These six leased properties are currently subleased to Karrington under operating leases which expire in May 2010.

ITEM 3. LEGAL PROCEEDINGS.

         Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of Sunrise, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Sunrise's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Sunrise's common stock is traded on the Nasdaq National Market under the symbol "SNRZ." Trading of the common stock commenced May 31, 1996. As of March 15, 1999, there were 174 stockholders of record. No cash dividends have been paid in the past, and none are expected to be paid in the foreseeable future.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarter Ended                               High           Low
-----------------------------------------------------------------
March 31, 1997                            $ 30.00        $ 25.75
June 30, 1997                               35.63          24.00
September 30, 1997                          39.50          30.00
December 31, 1997                           43.25          34.75


Quarter Ended                               High           Low
-----------------------------------------------------------------
March 31, 1998                            $ 45.13        $ 38.50
June 30, 1998                               46.50          27.75
September 30, 1998                          35.75          22.50
December 31, 1998                           53.13          29.00

    ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with Sunrise's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                      December 31,
    --------------------------------------------------------------------------------------------------------------------------------
                                                          1998              1997              1996            1995            1994
    --------------------------------------------------------------------------------------------------------------------------------
    (dollars in thousands, except per share data)
    STATEMENT OF OPERATIONS DATA:
    Operating revenue                                 $170,712           $89,884           $47,345         $37,258         $33,969
    Facility operating expenses                         88,834            53,286            28,274          20,882          17,983
    Facility development and pre-rental expenses         5,197             5,586             2,420           1,172             263
    General and administrative expenses                 12,726            10,454            10,042           6,875           4,183
    Depreciation and amortization expenses              21,650            10,592             4,048           3,009           3,160
    Interest expense, net                               15,430             4,613             6,425          15,327           8,023
    Income (loss) before extraordinary item             22,312             4,001            (4,760)        (10,137)            562
    Extraordinary item                                       -                 -                 -               -             850
    Net income (loss)                                   22,312             4,001            (4,760)        (10,137)          1,412
    Net income (loss) per common share:
     Basic                                                1.16              0.21             (0.52)
     Diluted                                              1.11              0.20             (0.52)

    BALANCE SHEET DATA (at end of period):
    Cash and cash equivalents                          $54,197           $82,643          $101,811          $6,253          $8,089
    Working capital (deficit)                           69,573            70,340           102,822           2,051          (7,305)
    Total assets                                       683,411           556,260           342,839         123,321         109,003
    Total debt                                         428,326           340,987           145,511         122,289         110,029
    Series A convertible preferred stock                     -                 -                 -          23,964               -
    Common stockholders' equity (deficit)              227,655           195,340           185,824         (31,774)        (16,391)

    OPERATING AND OTHER DATA:
    Earnings before interest, taxes, depreciation
      and amortization (1)                             $59,392           $19,206            $5,713          $8,199         $11,745
    Net cash provided by operating activities           19,224             8,264               758             944           2,736
    Net cash used in investing activities             (138,557)         (221,846)         (112,495)        (17,907)        (17,037)
    Net cash provided by financing activities           90,887           194,414           207,295          15,127          19,122
    Facilities (at end of period):
     Owned                                                  66                54                30              20              19
     Managed                                                11                 7                 5               8               9
    --------------------------------------------------------------------------------------------------------------------------------
      Total                                                 77                61                35              28              28
    --------------------------------------------------------------------------------------------------------------------------------

    Resident capacity (at end of period):
     Owned                                               5,617             4,632             2,584           1,557           1,473
     Managed                                             1,010               683               528             712             772
    --------------------------------------------------------------------------------------------------------------------------------
      Total                                              6,627             5,315             3,112           2,269           2,245
    --------------------------------------------------------------------------------------------------------------------------------

    Occupancy rate (2)                                      94%               94%               94%             92%             95%
    --------------------------------------------------------------------------------------------------------------------------------

    (1) Earnings before interest, taxes, depreciation and amortization is presented because Sunrise believes this data is used by some investors to evaluate Sunrise's ability to meet debt service requirements.
        Sunrise considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of Sunrise's long-lived assets and because this data can be used to measure Sunrise's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. In addition, earnings before interest, taxes, depreciation and amortization as calculated by Sunrise may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be incurred by Sunrise. Investors are cautioned that these excluded items are significant components in understanding and assessing Sunrise's financial performance.

    (2) Based on monthly occupancy for owned facilities, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Form 10-K. This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-K. Unless the context suggests otherwise, references to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

OVERVIEW

         Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 79 facilities in 14 states with a capacity of approximately 6,800 residents, including 68 facilities owned by Sunrise or in which it has ownership interests and 11 facilities managed for third parties. Sunrise also operates two skilled nursing facilities owned by a third party. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

         Sunrise has continued to experience growth in operations over the 12 months ended December 31, 1998. During this period, Sunrise began operating an additional 18 facilities owned by it or in which it has an ownership interest and managing an additional four facilities for independent third parties. Sunrise also entered into several new development contracts during 1998. As a result, operating revenue increased substantially to $170.7 million for 1998 from $89.9 million for 1997. Net income increased by $18.3 million to $22.3 million for 1998, or $1.11 per share (diluted), from $4.0 million for 1997, or $0.20 per share (diluted). The increase in net income between 1998 and 1997 was attributable to the additional facilities operated in 1998, increases in development contracts with independent third parties and Sunrise's ability to control operating expenses during the expansion of operations. Operating expenses decreased as a percentage of operating revenue by 13.0% between the years ended December 31, 1998 and 1997. See "Results of Operations" for further discussion.

         Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 24 facilities under construction with a resident capacity of approximately 2,200. Sunrise also has entered into contracts to purchase 46 additional development sites, eight of which are zoned, and to lease two additional sites. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

         On October 18, 1998, Sunrise entered into a merger agreement to acquire Karrington Health, Inc., a Columbus-based assisted living provider, as amended on March 4, 1999. Sunrise plans to purchase Karrington in a tax-free, stock-for-stock transaction valued at approximately $94.9 million. The transaction will be accounted for using the purchase method of accounting. Karrington owns or has ownership interests in 42 facilities, has an additional eight facilities under construction and has an additional eight development sites under contract. Sunrise intends to sell 17 Karrington facilities within 12 months following the merger. Most of these facilities are Karrington Cottage prototype models, which consist of 20 units or less.

         Under the amended merger agreement, Karrington would become a wholly owned subsidiary of Sunrise and each issued and outstanding Karrington common share, other than shares for which dissenters' rights are exercised, would be automatically converted into the right to receive 0.3333 of a share of Sunrise common stock. Subject to satisfaction of the conditions set forth in the amended merger agreement, including approval of the amended merger agreement by Karrington shareholders, Sunrise expects to consummate its acquisition of Karrington during the second quarter of 1999.

         Sunrise previously agreed to make available to Karrington a fully secured line of credit in the principal amount of up to $10.0 million. Sunrise advanced $5.4 million to Karrington under this line of credit as of December 31, 1998. Interest accrues at 10.0%. The note was amended in March 1999 to provide up to $6.5 million of additional advances and to extend the maturity from November 1999 to January 2000.

         In December 1998, Sunrise acquired four separate first trust mortgages secured by Karrington properties for $22.4 million. In December 1998, Sunrise also assigned its right to purchase six properties owned by Meditrust Corporation and leased by Karrington to a trust owned and funded by financial institutions. The trust purchased the six properties from Meditrust Corporation for approximately $42.2 million. Simultaneously, Sunrise entered into a leasing arrangement with the trust to lease the six properties.

         Also in December 1998, Sunrise entered into development agreements with Karrington. Under the agreements, Sunrise will provide development and construction services relating to three facilities until each facility receives a certificate of occupancy.

         In January 1999, Sunrise and Karrington entered into a management consulting agreement and a management services agreement. Under the consulting agreement, Sunrise agreed to assist Karrington in the management of its assisted living facilities pending completion of the merger. Under the management services agreement, Sunrise will receive a management fee of 7% of the revenues from the facilities to manage five of Karrington's facilities pending completion of the merger. Both agreements are for a term of one year.

         Sunrise initiated a previously announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and recognize gains on appreciated real estate.

         In September 1998, Sunrise completed the sale of two assisted living facilities located in Annapolis and Pikesville, Maryland for an aggregate sales price of $29.3 million in cash. Sunrise will realize up to a $6.4 million gain from the transaction over a maximum of 15 quarters. Sunrise recognized a gain of $1.5 million on the sale in 1998. For tax purposes, the transaction is treated as a tax-free exchange. Sunrise will continue operating the facilities under long-term operating agreements.

         In mid-1997, Sunrise again began seeking to capitalize on its brand awareness by accepting third-party management and development contracts. Sunrise has renewed efforts to seek additional third-party management and development opportunities after a two year period during which Sunrise focused on building its infrastructure. In September 1998, Sunrise entered into an agreement with Inova Health System Services, Inc., the largest not-for-profit integrated health care system in the Washington, D.C. metropolitan area, to manage Inova's two assisted living communities and provide development and management services for an additional four to eight assisted living communities with a total resident capacity of up to 800.

         Sunrise has continued its efforts to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. A director of Sunrise is a general partner in the third party that is providing the equity capital. Currently, the joint venture has one property under development in the United Kingdom and purchase commitments for two properties in Canada. Sunrise provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of December 31, 1998, the third party has provided approximately $5.1 million and Sunrise has provided $0.4 million of equity capital to the joint venture.

         Sunrise has also committed to providing a revolving credit arrangement of up to approximately $3.4 million to a subsidiary of the joint venture. Interest on the outstanding principal amount accrues at 12.0%. The arrangement expires on November 4, 2001. As of December 31, 1998, Sunrise has advanced approximately $3.4 million under this revolving credit arrangement.

         In connection with the implementation of its growth plans, Sunrise made significant investments in its infrastructure through the addition of information technology in 1998 and 1997, as well as additions to headquarters and regional staff. During 1999, Sunrise expects to continue to invest in these areas to support both the growth of Sunrise and to provide enhancement to some of its existing computer systems to make them year 2000 compliant. See "Year 2000 Issues" for further discussion.

RESULTS OF OPERATIONS

         The following table sets forth operating data expressed as a percentage of operating revenue:

                                                               Year Ended December 31,
        --------------------------------------------------------------------------------
                                                              1998      1997      1996
        --------------------------------------------------------------------------------
        Operating revenue                                    100.0%    100.0%    100.0%
        Operating expenses:
           Facility operating                                 52.0      59.3      59.7
           Facility contract services                          0.6        --        --
           Facility development
              and pre-rental                                   3.0       6.2       5.1
           General and administrative                          7.5      11.6      21.2
           Depreciation and amortization                      12.7      11.8       8.6
           Facility lease                                      1.8       1.7       0.3
        --------------------------------------------------------------------------------
              Total operating expenses                        77.6      90.6      94.9
        --------------------------------------------------------------------------------
        Income from operations                                22.4       9.4       5.1
        Other income (expense):
           Interest income                                     3.9       7.6       7.0
           Interest expense                                  (13.0)    (12.8)    (20.6)
        Equity in earnings of unconsolidated
           assisted living facilities                           --       0.1        --
        Minority interests                                    (0.3)      0.2       0.5
        Unusual charge                                          --        --      (2.1)
        --------------------------------------------------------------------------------
        Net income (loss)                                     13.0%      4.5%    (10.1)%
        ================================================================================


Sunrise derives its revenues from two primary sources:

- resident fees for the delivery of assisted living services; and
- management services income for management and development of facilities owned by third parties.

Historically, most of Sunrise's operating revenue has come from resident fees, which in 1998, 1997 and 1996 comprised 89.0%, 95.3% and 93.3% of total operating revenues, respectively. Resident fees typically are paid monthly by residents, their families or other responsible parties. In 1998, 1997 and 1996 approximately 99% of Sunrise's revenue was derived from private pay sources. Resident fees include revenue derived from: (a) basic care, consisting of assistance with activities of daily living and other personalized support services, (b) plus care, consisting of more frequent and intensive assistance or increased care, (c) reminiscence care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease, and (d) community fees. Community fees are one-time fees generally equal to 60 times the daily resident fee payable by a resident upon admission. Plus care and reminiscence care fees are paid by residents who require personal care in excess of services provided under the basic care program.

         Management services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners and includes management fees, which are generally in the range of 5% to 7% of a managed facility's total operating revenue, for homes in operation and development fees for site acquisition, development services, facility design and construction management services. Management services income accounted for 9.1%, 4.7% and 6.7% of operating revenue in 1998, 1997 and 1996, respectively.

         Sunrise classifies its operating expenses into the following categories:

         o facility operating, which include labor, food, marketing and other direct facility expenses;

         o facility contract services, which include operating expenses reimbursable to Sunrise under operating agreements;

         o facility development and pre-rental, which include non-capitalized development expenses and pre-rental labor and marketing expenses;

         o general and administrative, which primarily include headquarters and regional staff expenses and other overhead costs;

         o  depreciation and amortization; and

         o facility lease, which represent rental expenses for facilities not owned by Sunrise.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Operating Revenue. Operating revenue for 1998 increased 89.9% to $170.7 million from $89.9 million for 1997 due primarily to the growth in resident fees. Resident fees, including community fees, for 1998 increased $66.2 million, or 77.3%, to $151.9 million from $85.6 million for 1997. This increase was due primarily to the inclusion for the year ended December 31, 1998 of approximately $23.7 million of resident fees generated from the operations of additional facilities opened in 1998 and a $35.6 million increase in resident fees from facilities operated for a full year in 1998 that were initially opened in 1997. The remaining increase in resident fees was primarily due to an increase in the average daily resident fee, excluding community fees, for owned facilities operated by Sunrise for at least twelve months.

         Average resident occupancy for owned facilities, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above, remained unchanged at 94% for both 1998 and 1997. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $86 for 1998 from $78 for 1997. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence care services. Average resident occupancy for owned facilities in initial resident lease-up increased to 70% for 1998 from 62% for 1997. The average daily resident fee, excluding community fees for these facilities increased to $107 for 1998 from $94 for 1997.

         Management services income for 1998 increased to $15.6 million from $4.2 million for 1997. The increase resulted primarily from a $11.2 million increase in development and management fees to $15.2 million for 1998 from $4.0 million for 1997 relating to the development and management of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development and management contracts entered into from the fourth quarter of 1997 through 1998. Sunrise had 24 development and management contracts as of December 31, 1998 and 18 development and management contracts as of December 31, 1997.

         In 1998, Sunrise recognized a gain of $1.5 million on the sale of two assisted living communities and a $0.5 million gain on the sale of its minority interest in a tenancy-in-common that owned one facility.

         Operating Expenses. Operating expenses for 1998 increased by 62.7% to $132.5 million from $81.5 million for 1997. The increase in operating expenses was attributable to increases in all of the following areas: facility operating, facility contract services, general and administrative, depreciation and amortization and facility lease expenses.

         Facility operating expense for 1998 increased 66.7% to $88.8 million from $53.3 million for 1997. As a percentage of resident fees, facility operating expense for 1998 decreased to 58.5% from 62.2% for 1997. Of the $35.5 million increase, $14.3 million was attributable to expenses from the operations of additional assisted living facilities operated by Sunrise in 1998 as compared to 1997 and $17.9 million was attributable to facilities operated for a full year in 1998 that were initially opened in 1997. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expense at facilities that were operational for a full year in both periods.

         General and administrative expense for 1998 increased 21.7% to $12.7 million from $10.5 million for 1997. As a percentage of operating revenue, general and administrative expense for 1998 decreased to 7.5% from 11.6% for 1997, reflecting the higher operating revenue in the 1998 period. The $2.3 million increase in general and administrative expense for 1998 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

         Depreciation and amortization expense for 1998 compared to 1997 increased $11.1 million, or 104.4%, to $21.7 million from $10.6 million. Of the increase, $6.4 million related to homes opened during 1998 and $4.7 million related to homes operated for a full year in 1998 that were initially opened in 1997.

         Facility lease expense increased $1.5 million primarily due to the opening of two facilities developed and leased by Sunrise in 1998 and two facilities operated for a full year in 1998 that were initially opened in 1997.

         Other Income (Expense). Interest income decreased to $6.7 million for 1998 compared to $6.9 million for 1997. This decrease was primarily due to decreased funds available for investment, offset, in part, by an increase in interest income from notes receivable. See note 4 of notes to consolidated financial statements. Interest expense increased for 1998 to $22.1 million from $11.5 million for 1997. Of this increase, $3.6 million was due to a full year of interest on Sunrise's $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002 issued in June 1997 and $5.6 million was due to interest on additional borrowings under one of Sunrise's credit facilities. The remaining increase was primarily due to a decrease in capitalized interest in 1998 versus 1997 due to a reduction in the average balance of funded project costs.

         Income Tax. Sunrise generated taxable income for the year ended December 31, 1998 for the first time since its formation. Income tax expense for the year was offset by a $9.8 million reduction in Sunrise's deferred tax asset valuation allowance. The change in the valuation allowance reflects the reduction of the combined net difference in net book and tax basis of property and equipment, the expected tax benefit of various timing differences and the anticipated utilization of net operating loss carryforwards. Of the remaining $8.6 million unrecognized deferred tax assets, approximately $2.6 million relates to the remaining difference between the net book and tax bases of property and equipment and approximately $6.0 million relates to the tax benefit of nonqualified stock options that have not been recognized for tax purposes. When the valuation allowance related to the nonqualified stock options is released, the tax benefit will be credited directly to equity. See note 15 of notes to consolidated financial statements.

         Realization of the tax benefits associated with the long-term deferred tax assets is dependent upon Sunrise generating sufficient taxable income prior to the expiration of the loss carryforward and reversals of the timing differences. Based on this uncertainty, Sunrise is maintaining a valuation allowance of $8.6 million on the deferred tax asset at December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Operating Revenue. Operating revenue for 1997 increased 89.8% to $89.9 million from $47.3 million for 1996 due primarily to the growth in resident fees. Resident fees for 1997 increased 93.9% to $85.6 million from $44.2 million for 1996. This increase was due primarily to the inclusion, in 1997, of additional total revenue of $23.1 million generated from 19 Sunrise developed facilities opened in late 1996 and throughout 1997, and $16.1 million generated from the operations of nine acquired facilities. Other increases in revenue were due primarily to increases in average resident occupancy and management services income.

         Average resident occupancy for owned facilities, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above, but excluding temporary vacancies and resident relocations generally of between three to six months due to renovations, was 94% for both 1997 and 1996. The average daily resident fee, excluding community fees, for these stabilized facilities decreased to $78 for 1997 from $80 for 1996. Excluding acquired facilities, the average daily resident fee, excluding community fees, was $84 for 1997 and 1996. Average resident occupancy for owned facilities in initial resident lease-up remained unchanged at 62% for 1997 and 1996. The average daily resident fee, excluding community fees for these facilities increased to $94 for 1997 from $83 for 1996.

         Management services income for 1997 increased by $1.1 million, or 33.6%, to $4.2 million from $3.2 million for 1996 due to an increase in fees for management and development services relating to the development of facilities for unconsolidated joint ventures and third party owners.

         Operating Expenses. Operating expenses for 1997 increased 81.3% to $81.5 million from $44.9 million for 1996. The increase in operating expenses in 1997 is attributable to increases in all of the following areas: facility operating, facility development and pre-rental, depreciation and amortization and facility lease expenses.

         Facility operating expense for 1997 increased 88.5% to $53.3 million from $28.3 million for 1996. As a percentage of operating revenue, facility operating expense for 1997 decreased to 59.3% from 59.7% for 1996 as revenue increased at a faster rate than facility operating expense. The $25.0 million increase was primarily related to expenses from the operations of nine acquired and 19 developed facilities during 1996 and 1997.

         Facility development and pre-rental expense for 1997 increased by 130.8% to $5.6 million from $2.4 million for 1996. As a percentage of operating revenue, facility development and pre-rental expense increased to 6.2% from 5.1%. This increase was due to a $1.0 million increase in non-capitalized labor and related development costs, and a $2.2 million increase in start-up costs relating to 20 new facilities opened during 1997.

         General and administrative expense for 1997 increased 4.1% to $10.5 million from $10.0 million for 1996. As a percentage of operating revenue, general and administrative expense decreased to 11.6% for 1997 from 21.2% for 1996. The $0.4 million increase was due to a $1.0 million increase in labor costs, offset, in part, by a $0.6 million decrease attributable to various other corporate and regional expenses. The provision for bad debts was $0.9 million for 1997 and $0.7 million for 1996, respectively. Of the 1997 provision, $0.4 million related to certain subordinated management fees, $0.1 million related to one-time consulting fees and the remainder related to resident services revenue.

         Depreciation and amortization expense for 1997 increased 161.7% to $10.6 million from $4.0 million for 1996 primarily due to the opening of 19 developed facilities and the acquisition of nine other facilities during 1996 and 1997.

         Other Income (Expense). Interest income for 1997 increased 108.1% to $6.9 million from $3.3 million for 1996. This increase was primarily due to the investment of funds received from Sunrise's initial public offering and follow-on offering completed during 1996, as well as net proceeds received from the issuance and sale of $150.0 million aggregate principal amount of 5 1/2 % convertible notes issued in June 1997. Interest expense for 1997 increased 18.0% to $11.5 million from $9.7 million for 1996. This increase was due to $4.7 million of interest on the convertible notes and an increase of $1.6 million of interest for other borrowings, net of interest reductions described below, offset, in part, by an increase in capitalized interest of $4.5 million. Interest rate reductions include the following:

         o a lender agreeing, effective March 4, 1997, to reduce the interest rate applicable to the $22.0 million outstanding portion of variable rate indebtedness from LIBOR plus 3.75% to LIBOR plus 1.75%;

         o Sunrise renegotiating interest rate reductions from LIBOR plus 2.75% to corresponding U.S. Treasuries plus 1.00% on $15.7 million of credit facilities;

         o Sunrise renegotiating interest rate reductions from LIBOR plus 2.95% to corresponding U.S. Treasuries plus 1.10% on a $7.4 million credit facility; and

         o Sunrise entering into a swap transaction, effective August 20, 1997, whereby outstanding advances of up to $7.0 million under LIBOR floating rate debt, bear interest at a fixed LIBOR base rate of 7.14%.

         Unusual Charge. In order to avoid a possible change in Sunrise's ability to continue to manage two facilities resulting from the reduction in Paul Klaassen's or Teresa Klaassen's ownership interest in Sunrise following completion of Sunrise's initial public offering in June 1996, Sunrise made a $1.0 million cash payment to the third-party limited partner in these two facilities in exchange for the transfer to Sunrise by the third party of additional 1% partnership interests in each facility, with a total book value of $18,700, and the elimination of any requirement for the Klaassens to maintain a specified ownership interest in Sunrise. This was reflected as an unusual charge during 1996.

         Income Tax. As a result of tax losses incurred in prior periods, Sunrise, at December 31, 1997, had net operating loss carryforwards for income tax purposes of $23.6 million. In addition, as part of the formation of certain Sunrise entities, the tax bases of the property and equipment of Sunrise involved in the reorganization exceeds its respective book bases for financial reporting. Under Statement of Financial Accounting Standards No. 109, Sunrise is required to recognize the value of these tax loss carryforwards and differences in book and tax bases in property and equipment if it is more likely than not that they will be realized.

         Realization of the net deferred tax asset of $18.3 million at December 31, 1997 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based on historical net operating losses and no assurance that Sunrise will generate any earnings or any specific level of earnings in future years, Sunrise established a valuation allowance on the deferred tax asset at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At December 31, 1998, Sunrise had $428.3 million of outstanding debt, excluding $40,000 notes payable to an affiliate, at a weighted average interest rate of 6.8%. Of the amount of outstanding debt, Sunrise had $260.3 million of fixed rate debt, excluding a $1.0 million loan discount, at a weighted average interest rate of 6.5%, and $169.0 million of variable rate debt at a weighted average interest rate of 7.2%. Sunrise is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable rate debt. For example, a one-eighth of one percent increase in interest rates would increase annual interest expense by approximately $211,250.

         At December 31, 1998, Sunrise had approximately $54.2 million in unrestricted cash and cash equivalents, including $21.2 million in high quality A1/P1 rated short-term investments and $175.0 million of unused lines of credit.

         A subsidiary of Sunrise has a syndicated revolving credit facility for $250.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in December 2000 and includes two 12 month extension options, subject to the lender's approval.
The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $137.0 million of advances outstanding under this credit facility as of December 31, 1998.

         Other subsidiaries have revolving credit facilities totaling $66.7 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 2.35% and totaled $4.7 million as of December 31, 1998.

         On June 6, 1997, Sunrise issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875, which is equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the notes. The convertible notes are redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the notes upon a change of control of Sunrise, as defined in the convertible notes.

         Sunrise has an $86.2 million, excluding a $1.0 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $21.2 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

         As of December 31, 1998, Sunrise had various other debt outstanding totaling approximately $51.4 million with interest rates ranging from 6.9% to 8.5%.

         Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. Sunrise recorded net interest expense in 1998 and 1997 in the amounts of $227,000 and $17,000, respectively, for swap transactions.

         There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

         o require it to meet specified financial tests. For example, Sunrise's $86.2 million multi-property mortgage, which is secured by 15 of its 76 facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $250.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $178.3 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant;

         o require consent for changes in management or control of Sunrise. For example, Sunrise's $250.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise;

         o restrict the ability of Sunrise subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

         o require that Sunrise maintain minimum occupancy levels at its facilities. For example, Sunrise's $250.0 million credit facility requires that 85% occupancy be achieved after 12 months for a newly opened facility and, following this 12-month period, be maintained at or above that level.

         Working capital decreased to $69.6 million at December 31, 1998, from $70.3 million at December 31, 1997, primarily due to Sunrise's continued investment in the development and ownership of assisted living facilities. The decrease was offset, in part, by a net increase in working capital resulting from the sale of two facilities, net borrowings during the year ended December 31, 1998 and an increase in receivables related to management and development contracts from unrelated and related parties. Receivables from related parties are included in prepaid expenses and other current assets on the accompanying balance sheets.

         Net cash provided by operating activities for 1998 and 1997 was approximately $19.2 million and $8.3 million, respectively, corresponding to the increased number of facilities operated by Sunrise at December 31, 1998, compared to December 31, 1997.

         During 1998 and 1997, Sunrise used $138.6 million and $221.8 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $126.2 million and $213.6 million, respectively, related to the construction of assisted living facilities. In 1998, Sunrise also invested $15.1 million in notes to facilitate the development of assisted living facilities with third parties and $22.4 million in first trust mortgages, offset by $28.6 million of proceeds from the disposition of facilities. See note 4 to consolidated financial statements. In 1997, Sunrise invested $16.9 million in notes receivable.

         Net cash provided by financing activities was $90.9 million and $194.4 million for 1998 and 1997, respectively. Financing activities in 1998 and 1997 included additional borrowings of $108.0 million and $255.6 million, respectively, offset, in part, by debt repayments of $23.4 million and $59.4 million, respectively. Additional borrowings during 1998 were from one of Sunrise's credit facilities and were used to fund Sunrise's continued development of assisted living facilities.

         Sunrise currently estimates that the existing credit facilities, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under development. Additional financing will be required to complete additional development and to refinance existing indebtedness. If the acquisition of Karrington is completed, Sunrise estimates that it will cost between $420.5 million and $637.0 million to complete the 54 facilities the two companies have under development. Sunrise expects that the cash flow from the combined companies operations, together with borrowings under existing credit facilities, will be sufficient to fund the needs of the combined entity for at least six months following the merger. There can be no assurance that required financing and refinancing will be available on acceptable terms.

         The ability of Sunrise to achieve its development plans will depend upon a variety of factors, many of which will be outside the control of Sunrise. These factors include:

         o obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities without experiencing significant delays;

         o  completing construction of new facilities on budget and on schedule;

         o the ability to work with third-party contractors and subcontractors who construct the facilities;

         o shortages of labor or materials that could delay projects or make them more expensive;

         o  adverse weather conditions that could delay projects;

         o finding suitable sites for future development activities at acceptable prices; and

         o addressing changes in laws and regulations or how existing laws and regulations are applied.

         Sunrise cannot assure that it will not experience delays in completing facilities under construction or in development or that it will be able to identify suitable sites at acceptable prices for future development activities. If it fails to achieve its development plans, its growth could slow, which would adversely impact its revenues and results of operations.

         Sunrise's growth plan includes the acquisition of assisted living facilities or the companies operating assisted living facilities, such as Karrington. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on Sunrise's business, financial condition, revenues and earnings.

         The long-term care industry is highly competitive and the assisted living segment is becoming increasingly competitive. Sunrise competes with numerous other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. Although some competitors are significantly larger, there are no one or more dominant companies in the assisted living segment. In a recent industry report, it is estimated that there are approximately 770,000 total assisted living beds currently available, and that the 25 largest owners of assisted living properties, which includes Sunrise, has 180,446 or only 23% of those currently available. The largest individual owner has only 3% of the total assisted living beds currently available. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategies, Sunrise has experienced and expects to continue to experience increased competition in its efforts to develop and acquire assisted living facilities. Some of the present and potential competitors of Sunrise are significantly larger and have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise cannot assure that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

         Sunrise believes that some assisted living markets have become or are on the verge of becoming overbuilt. As described above, regulation and other barriers to entry into the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in Sunrise market areas could, therefore, cause Sunrise to experience decreased occupancy, depressed margins or lower operating results. Sunrise believes that each local market is different and Sunrise is and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is Sunrise's policy to capitalize certain costs incurred to rent its facilities such as costs of model units, their furnishings and "grand openings" in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operation of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of Sunrise's development and leasing activities which are not considered to be within the scope of Statement 67 or Statement 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement 67 and Statement 91 is not affected by the provisions of SOP 98-5. Therefore, the adoption of SOP 98-5 is not anticipated to affect results of operations or the financial position of Sunrise.

         Effective December 31, 1998, Sunrise adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See note 19 of notes to consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement 133. Sunrise has not entered into any other derivative transactions. For the three year period ended December 31, 1998, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement 133 is not anticipated to affect results of operations or the financial position of Sunrise.

IMPACT OF INFLATION

         Resident fees from Company-owned assisted living facilities and management services income from facilities operated by Sunrise for third parties are the primary sources of revenue for Sunrise. These revenues are affected by daily resident fee rates and facility occupancy rates. The rates charged for the delivery of assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support Sunrise's growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

         Substantially all of Sunrise's resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days' notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable Sunrise to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of Sunrise's facilities. Sunrise believes, however, that the short-term nature of its resident agreements generally serves to reduce the risk to Sunrise of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

YEAR 2000 ISSUES

         Impact of Year 2000. Some of the older computer programs utilized by Sunrise were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         State of Readiness. Sunrise started to formulate a plan to address the year 2000 issue in late 1996. Sunrise has given its vice president of information technology specific responsibility for managing its year 2000 plan. This vice president leads a multi-disciplinary team to make Sunrise's mission critical information technology systems and embedded systems year 2000 ready. Sunrise's plan for mission critical information technology systems consists of four phases:

         o inventory - identifying all mission critical information technology systems and risk rating each according to its potential business impact;

         o assessment - identifying mission critical information technology systems that use date functions and assessing them for year 2000 functionality;

         o remediation - reprogramming, or replacing where necessary, inventoried items to ensure they are year 2000 ready; and

         o testing - including date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

         Sunrise completed the inventory and assessment phases for substantially all of its mission critical information technology systems by year-end 1997. Sunrise's mission critical information technology systems are currently in the remediation and testing phases. Mission critical information technology systems implemented or updated that are year 2000 compliant include:

         o  the accounting general ledger system;

         o  the resident billing system;

         o  the cash disbursement or accounts payable system;

         o  the development or project cost system;

         o  the fixed asset system;

         o  the employee stock option system;

         o  payroll and human resource system; and

         o substantially all software residing on Sunrise's home office and facility desk-top and lap-top computers.

Sunrise plans to complete the remediation of substantially all of its mission critical systems by mid-1999. Sunrise plans to complete the testing of all of its mission critical information technology systems by September 1999.

         Sunrise is approximately 75% complete in its assessment of embedded systems and expects to complete its assessment in March 1999. Sunrise's remaining steps will then include testing selected embedded systems and remediating and testing systems that exhibit year 2000 issues. Sunrise intends to focus its testing and remediation efforts on select embedded systems at Sunrise's facilities, such as telephone, elevator, security, HVAC and similar systems. Sunrise plans to complete the assessment, remediation and testing of these systems by year-end 1999.

         External Relationships. Sunrise also faces the risk that one or more of its critical vendors will not be able to interact with Sunrise due to the third party's inability to resolve its own year 2000 issues, including those associated with its own external relationships. Sunrise has completed its inventory of external relationships and is attempting to determine the overall year 2000 readiness of its external relationships. In the case of mission critical suppliers, such as banks, financial intermediaries, including stock exchanges, telecommunications providers and other utilities, Sunrise is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. Sunrise, however, does not have sufficient information at the current time to predict whether its external relationships with mission critical suppliers will be year 2000 ready.

         Year 2000 Costs. Sunrise estimates on a preliminary basis that the cost of assessment, remediation, testing and certification of its internal systems will range from approximately $500,000 to $1,500,000. The major components of these costs are: consultants, new software and hardware, software upgrades and travel expenses. Sunrise expects that these costs will be funded through operating cash flows. This estimate is based on currently available information. Sunrise's year 2000 costs may increase once it has determined the year 2000 readiness of its vendors, customers and other third parties. In addition, the availability and cost of consultants and other personnel trained in this area and any future acquisitions may materially affect the estimated costs.

         No Assurance that Sunrise Can Fully Implement Its Year 2000 Plan. Sunrise's year 2000 issue involves significant risks. There can be no assurance that Sunrise will succeed in fully implementing its year 2000 plan. The following describes Sunrise's most reasonably likely worst-case scenario, given current uncertainties. If Sunrise's remediated internal mission critical information technology systems fail upon testing, or any software application or embedded microprocessors central to Sunrise's operations are overlooked in the assessment or implementation phases, Sunrise may incur significant problems, including delays in billing its residents. If Sunrise's vendors or suppliers fail to provide its facilities with necessary power, telecommunications, transportation and financial services, equipment and services, Sunrise will be unable to provide services to its residents. If any of these uncertainties were to occur, Sunrise's business, revenues and results of operations would be adversely affected. Sunrise is unable at this time to assess the likelihood of these events occurring or the extent of the effect on Sunrise.

     Year 2000 Forward-Looking Statements. The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, including anticipated costs and the dates by which Sunrise expects to complete actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause material differences include the ability to identify and remediate all relevant mission critical information technology and non-mission critical information technology systems, results of year 2000 testing, adequate resolution of year 2000 issues by businesses and other third parties who are service providers and suppliers of Sunrise, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the previous year 2000 discussion speak only as of the date on which the statements are made. Sunrise undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Quantitative and qualitative disclosure about market risk appears in the liquidity and capital resources section of item 7. managements discussion and analysis of financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements appear on pages F-1 through F-25.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Sunrise's certificate of incorporation provides for a minimum of two directors and a maximum of 11 directors. The board of directors of Sunrise currently consists of eight members. The directors are divided into three classes, each consisting of approximately one-third of the total number of directors. In general, the term of office of only one class expires in each year and their successors are elected for terms of three years and until their successors are elected and qualified. At the 1999 annual meeting, three directors will be elected, each for a three-year term. As described below, the board of directors' nominees are Ronald V. Aprahamian, David G. Bradley and Teresa M. Klaassen.

INFORMATION AS TO NOMINEES AND OTHER DIRECTORS

     The following table sets forth certain information regarding the board of directors' three nominees for election as directors at the 1999 annual meeting and those directors who will continue to serve as directors after the annual meeting.



                                                AGE AT
                                               MARCH 15,            DIRECTOR          FOR TERM        POSITION(S) HELD
                                                 1999               SINCE (1)         TO EXPIRE       WITH SUNRISE
                                               --------             ---------         ---------       --------------
NOMINEES:
---------

Ronald V. Aprahamian..............................52..               1995              2002            Director

David G. Bradley..................................46..               1997              2002            Director

Teresa M. Klaassen (2)............................43..               1981              2002            Executive Vice
                                                                                                       President, Secretary
                                                                                                       and Director

                                                                                   TERM
CONTINUING DIRECTORS:                                                             EXPIRES
---------------------                                                             -------

Richard A. Doppelt.............................................43...    1995        2001    Director

Paul J. Klaassen (2)...........................................41...    1981        2001    Chairman of the Board
                                                                                            and Chief Executive
                                                                                            Officer

Thomas J. Donohue..............................................60...    1995        2000    Director

David W. Faeder................................................42...    1993        2000    President, Chief
                                                                                            financial Officer and
                                                                                            Director

Scott F. Meadow................................................45...    1996        2000    Director

----------------------
(1) The dates shown, except for Mr. Meadow, reflect the year in which these persons were first elected as directors of Sunrise or its predecessors. Mr. Meadow previously served as a director of Sunrise from January 1995 to August 1995, and most recently has been a director since February 1996.

(2)    Paul J. Klaassen and Teresa M. Klaassen are related as husband and wife.

       The principal occupations for the past five years of each of the three nominees for director and the five directors whose terms of office will continue after the 1999 annual meeting are set forth below.

       RONALD V. APRAHAMIAN served as chairman of the board and chief executive officer of The Compucare Company, a health care information technology company, from 1988 until October 1996. From May 1997 to September 1998, he was a consultant to Sunrise. Mr. Aprahamian also is a director of Metrocall, Inc., a paging company.

       DAVID G. BRADLEY is chairman and owner of the Advisory Board Company, a 750-person think tank and for-profit membership association in Washington, D.C., and owner of the National Journal, a Washington, D.C.-based public policy magazine. He also serves on the boards of directors of Georgetown University, MD Anderson Cancer Center, City of Hope National Medical Center and The Wolf Trap Foundation. Mr. Bradley previously worked at the White House, the White House Conference on Children and Youth and the Wall Street law firm of Cravath, Swaine & Moore.

       TERESA M. KLAASSEN, a co-founder of Sunrise, has served as executive vice president and secretary of Sunrise and its predecessor entities since 1981. Ms. Klaassen is a founding member of the Assisted Living Federation of America, the largest assisted living trade association, and currently serves on the boards of directors of several long-term care organizations.

       RICHARD A. DOPPELT has been a member of the investment management firm of Brownson, Rehmus & Foxworth, Inc. since January 1999. From August 1987 through December 1998, he was a director with Allstate Private Equity, an investment division of Allstate Insurance. Before joining Allstate, he practiced as a corporate attorney with the law firm of Morrison & Foerster. Mr. Doppelt is a director of several privately held companies.

       PAUL J. KLAASSEN, a co-founder of Sunrise, has served as chairman of the board and chief executive officer of Sunrise and its predecessor entities since 1981. He also served as president of Sunrise and its predecessor entities from 1981 through July 1997. Mr. Klaassen is the founding chairman of the Assisted Living Federation of America. He is a director of: ACSYS, Inc., an accounting and staffing firm; the Advisory Board Company; the U.S. Chamber of Commerce; and The National Chamber Foundation, an independent, nonprofit, public policy research organization affiliated with the U.S. Chamber of Commerce. He also is on the Board of Trustees of Marymount University and The Hudson Institute, a public policy think tank, and the Advisory Committee for the Department of Health Care Policy at Harvard University Medical School. Mr. Klaassen also serves on the editorial advisory boards of Contemporary Long Term Care, Retirement Housing Report, Assisted Living Today and Assisted Living Briefing magazines.

       THOMAS J. DONOHUE is president and chief executive officer of the U.S. Chamber of Commerce. From 1984 to September 1997 he was president and chief executive officer of the American Trucking Association, the national trade organization of the trucking industry. Mr. Donohue is a director of: Marymount University; the National Football League Alumni Association; IPAC, an international consulting firm; Newmyer Associates, a Washington, D.C. firm that tracks and analyzes public policy; and The Hudson Institute. In addition, Mr. Donohue served on the President's Commission on Intermodal Transportation.

       DAVID W. FAEDER has served as executive vice president and chief financial officer of Sunrise and its predecessor entities since 1993. He was named president of Sunrise in July 1997. From 1991 to 1993, Mr. Faeder was a vice president of CS First Boston Corporation, serving in both the investment banking and fixed income departments. From 1984 to 1991, Mr. Faeder served as a vice president of Morgan

Stanley, where he worked in the Real Estate Capital Markets Group. Mr. Faeder is a director of IBS Interactive, Inc., a technology company.

       SCOTT F. MEADOW has been a general partner of The Sprout Group, the venture capital division of DLJ Capital Corporation, since February 1996. From 1992 to 1995, Mr. Meadow was a general partner of Frontenac Company, a venture capital firm. From 1982 to 1992, he was a general partner of William Blair Venture Partners, a venture capital firm. Mr. Meadow is a director of several privately held companies.

OTHER EXECUTIVE OFFICERS

       The principal occupation during the past five years of Sunrise's other executive officers follows:

       THOMAS B. NEWELL, 41, has served as general counsel of Sunrise and president of Sunrise Development, Inc., Sunrise's development subsidiary, since January 1996 and was named an executive vice president of Sunrise in May 1996. From 1989 to January 1996, Mr. Newell was a partner with the law firm of Watt Tieder & Hoffar, where his practice concentrated on all aspects of commercial and real estate development transactions and where he represented Sunrise for more than five years.

       BRIAN C. SWINTON, 53, joined Sunrise as executive vice president, sales and marketing, in May 1996. From January 1994 to April 1996, Mr. Swinton was a senior vice president of Forum Group, Inc., a developer and operator of retirement communities and assisted living facilities, where his responsibilities included marketing, sales and product development. From 1986 to 1994, Mr. Swinton served as vice president, sales, marketing and product development at Marriott International, where he was responsible for designing, developing, marketing and the initial operations of the Brighton Gardens assisted living concept.

       TIFFANY TOMASSO, 36, was promoted to executive vice president -- operations of Sunrise, in March 1998. She joined Sunrise in 1993 as regional vice president in charge of developing assisted living facilities in New Jersey, Pennsylvania and Delaware, and was promoted in 1994 to senior vice president. Before 1993, Ms. Tomasso was vice president of operations for assisted living and healthcare at Presbytarian Homes of New Jersey. She previously served in a variety of long-term care administrator positions in facilities owned by HBA Management, Inc.

       Executive officers are elected annually and serve at the discretion of the board of directors.

       Sunrise has entered into a merger agreement with Karrington Health, Inc. Under the merger agreement, Karrington would become a wholly owned subsidiary of Sunrise. As part of the merger agreement, Sunrise agreed, following the acquisition, to appoint Richard R. Slager, Karrington's Chief Executive Officer, to Sunrise's board of directors as the representative of JMAC, Inc., Karrington's largest stockholder. As long as JMAC, Inc. continues to beneficially own at least 500,000 shares of Sunrise common stock, Sunrise also has agreed to re-nominate Mr. Slager, or another nominee of JMAC, Inc. reasonably acceptable to Sunrise's directors, and solicit proxies for his reelection as a director of Sunrise. Mr. Slager also would become an executive officer of Sunrise. Karrington's stockholders must approve the acquisition. If approved by Karrington's stockholders, Sunrise expects that its acquisition of Karrington will be completed in the second quarter of 1999, and that Mr. Slager will be appointed a director and executive officer of Sunrise promptly thereafter. Under Delaware law, the board of directors of Sunrise has the authority to increase the size of the board of directors and fill the vacancy resulting from an increase in the size of the board of directors for the remaining term of the newly created directorship.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires Sunrise's directors, officers and beneficial owners of more than 10% of Sunrise's outstanding equity securities to file with the SEC initial reports of ownership of Sunrise's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to Sunrise for 1998, Sunrise believes that all Section 16(a) filing requirements for that year applicable to such persons were complied with on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION.

       The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the cash compensation paid by Sunrise, as well as other compensation paid or accrued during those years, to Sunrise's chief executive officer and each of the other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                     COMPENSATION/
                                                                        AWARDS
                                                                   ----------------
                                                                       SHARES OF
                                         ANNUAL COMPENSATION         COMMON STOCK           ALL OTHER
                                         -------------------          UNDERLYING          COMPENSATION
NAME AND PRINCIPAL POSITION(S)           YEAR      SALARY ($)         OPTIONS (#)            ($)(1)
------------------------------           ----      ----------      ----------------        -----------

Paul J. Klaassen                         1998        $200,000              N/A             $  -0-
  Chairman of the Board                  1997         200,000              N/A                942
  and Chief Executive Officer            1996         200,000              N/A              2,375

David W. Faeder                          1998         175,000           400,000(2)            -0-
  President and                          1997         175,000           100,000               838
  Chief  Financial Officer               1996         175,000           191,666             2,375

Thomas B. Newell(3)
  Executive Vice President and
  General Counsel of Sunrise             1998         175,000           400,000(2)            -0-
  and President of Sunrise               1997         175,000           100,000               -0-
  Development, Inc.                      1996         175,000           213,333               N/A

Brian C. Swinton(4)                      1998         165,000           200,000(2)            -0-
  Executive Vice President,              1997         165,000            75,000               -0-
  Sales and Marketing                    1996         165,000           195,000               N/A

Tiffany Tomasso(5)                       1998         165,000           430,000(2)            -0-
  Executive Vice President,              1997            --               --                   --
  Operations                             1996            --               --                   --


----------------------
(1)    Represents matching contributions made by Sunrise under its 401(k) plan.

(2) Includes options repriced in 1998. See "Option Grants in Last Fiscal Year" below.

(3)    Mr. Newell joined Sunrise in January 1996.

(4)    Mr. Swinton joined Sunrise in May 1996.

(5) Ms. Tomasso joined Sunrise in June 1993 and was promoted to executive vice president, operations in March 1998.


OPTION GRANTS

       The following table contains certain information with respect to stock options granted in 1998 to each of the named executive officers of Sunrise, including repriced options. All options granted in 1998, other than repriced options, were ten-year non-qualified options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              % OF                                               POTENTIAL REALIZABLE
                                              TOTAL                                                VALUE AT ASSUMED
                         SHARES OF           OPTIONS                                                ANNUAL RATES OF
                           COMMON            GRANTED                                                  STOCK PRICE
                           STOCK               TO            EXERCISE                              APPRECIATION FOR
                         UNDERLYING         EMPLOYEES        OR BASE                                  OPTION TERM
                          OPTIONS           IN FISCAL         PRICE         EXPIRATION               ------------
     NAME                 GRANTED             YEAR            ($/SH)          DATE              5% ($)        10% ($)
     ----                 -------          ----------         ------      ------------      ----------        -----------
Paul J. Klaassen           -0-                 -0-%            $-0-            -0-             $-0-                $-0-
David W. Faeder         200,000(1)             6.0            43.50           3/3/08         5,512,106         13,930,403
                        200,000(2)             6.0            25.00           3/3/08         2,523,942          6,436,046
Thomas B. Newell        200,000(1)             6.0            43.50           3/3/08         5,512,106         13,930,403
                        200,000(2)             6.0            25.00           3/3/08         2,523,942          6,436,046
Brian C. Swinton        100,000(1)             3.0            43.50           3/3/08         2,756,053          6,965,201
                        100,000(2)             3.0            25.00           3/3/08         1,261,971          3,218,023
Tiffany Tomasso         100,000(1)             3.0            43.50           3/3/08         2,756,053          6,965,201
                        100,000(1)             3.0            44.00          1/19/08         2,767,136          7,012,467
                        100,000(2)             3.0            25.00           3/3/08         1,261,971          3,218,023
                        100,000(2)             3.0            25.00          1/19/08         1,261,971          3,218,023
                         30,000(2)             0.9            25.00          8/28/07           378,591            965,407

----------------------
(1) These options were canceled upon the regrant of a corresponding number of options in September 1998, as indicated in the table. The original vesting period of the options was four years. Vesting of options is accelerated if the options are not assumed in connection with any dissolution or liquidation of Sunrise, the sale of substantially all of Sunrise's assets, a merger, reorganization or consolidation in which Sunrise is not the surviving corporation or any other transaction approved by the board of directors which results in any person or entity owning 80% or more of the total combined voting power of all classes of stock of Sunrise.

(2) Represents options regranted in September 1998. The regranted options vest over a five-year period, as follows: 15%, 15%, 20%, 20%, and 30%.

OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to each of the named executive officers of Sunrise concerning the exercise of stock options during 1998, the number of securities underlying unexercised options at the 1998 year-end and the 1998 year-end value of all unexercised in-the-money options held by such individuals.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                                       NUMBER OF SECURITIES
                                                                             UNDERLYING                 VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS(#)          IN-THE-MONEY OPTIONS($)(1)
                     SHARES ACQUIRED ON                             ---------------------------       --------------------------
       NAME             EXERCISE (#)        VALUE REALIZED($)(1)    EXERCISABLE   UNEXERCISABLE       EXERCISABLE  UNEXERCISABLE
-----------------    ------------------     --------------------    -----------   -------------       -----------  -------------

Paul J. Klaassen                  -0-                    $-0-             -0-                   -0-           $-0-           $-0-
David W. Faeder                68,082               2,384,441         159,418               354,167      4,633,056      8,914,597
Thomas B. Newell               20,000                 470,000         120,000               370,002      3,501,559      9,782,899
Brian C. Swinton               20,000                 470,000          86,250               223,750      2,294,531      5,755,469
Tiffany Tomasso                38,834                 892,276          36,000               266,001      1,063,189      6,835,732

----------------------
(1) Market values of underlying securities at exercise or year-end minus the exercise price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee is composed entirely of non-employee directors. During 1998, Messrs. Aprahamian, Donohue and Meadow served on the Compensation Committee.

       Scott F. Meadow is a general partner of The Sprout Group, the venture capital division of DLJ Capital Corporation. In 1998, Sunrise entered into a joint venture with several affiliates of The Sprout Group and DLJ Capital Corporation for the purpose of constructing, developing, marketing and operating up to 22 assisted living facilities in the United Kingdom and Canada. Sunrise has agreed to provide up to $2.8 million, and the other investors have agreed to provide up to $55.3 million, of equity capital in the joint venture. In connection with the establishment of the joint venture, Sunrise sold to the joint venture its interest in an assisted living development site near London, England. The purchase price was $4.6 million representing the amount paid by Sunrise to purchase the property plus related organizational and development costs. In addition to its equity capital investment, Sunrise will provide management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future. As of December 31, 1998, Sunrise has provided approximately $0.4 million, and the other investors have provided approximately $5.1 million, of equity capital to the joint venture.

COMPENSATION OF DIRECTORS

       Non-employee directors are reimbursed for expenses incurred in attending meetings of the board of directors. No fees are paid for attendance at board or committee meetings.

       Non-employee directors of Sunrise are eligible to receive options under Sunrise's 1996 directors' stock option plan, as amended. An aggregate of 75,000 shares of common stock are reserved for issuance under this plan. As of December 31, 1998, 35,000 shares remained available for grant. Under the plan, each non-employee director whose commencement of service is after April 25, 1996, the effective date of the plan, is entitled to receive (a) an initial non-qualifying option, as of the date of the director's commencement of service, to purchase 10,000 shares of common stock and (b) an additional non-qualifying option to purchase 5,000 shares of common stock as of each subsequent annual meeting of Sunrise's stockholders if the director is then serving on the board. The option exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. The period for exercising an option is generally ten years from the date of grant.

       In 1998, Messrs. Aprahamian, Bradley and Donohue each received grants of ten-year non-qualified stock options for 5,000 shares of common stock at an exercise price of $44.56 per share under Sunrise's 1996 directors' stock option plan, as amended. Mr. Doppelt received an initial option grant in 1998 for 10,000 shares of common stock at an exercise price of $44.56. Messrs. Aprahamian, Bradley, Donohue and Doppelt will each receive additional option grants for 5,000 shares as of the date of the annual meeting. Directors also are eligible to receive option grants under the 1998 stock option plan.

       During the first nine months of 1998, Mr. Aprahamian was a consultant to Sunrise for which he received $63,405.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           STOCK OWNED BY MANAGEMENT

       The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of March 15, 1999 by (a) each director and nominee for director of Sunrise; (b) each named executive officer of Sunrise; and (c) all executive officers and directors of Sunrise as a group.

     NAME AND POSITION(S)                                    AMOUNT AND NATURE OF                PERCENT OF COMMON
         WITH SUNRISE                                       BENEFICIAL OWNERSHIP(1)              STOCK OUTSTANDING
         ------------                                       -----------------------              -----------------

Paul J. Klaassen(2)
  Chairman of the Board
  and Chief Executive Officer                                      2,800,780                            14.4%

Teresa M. Klaassen(2)
  Executive Vice President and
  Secretary                                                        2,800,780                            14.4

David W. Faeder(3)
  President and
  Chief Financial Officer                                            159,418                             *

Thomas B. Newell(3)
  Executive Vice President and
  General Counsel of Sunrise
  and President of Sunrise
  Development, Inc.                                                  120,000                             *

Brian C. Swinton(3)
  Executive Vice President, Sales
  and Marketing                                                       86,250                             *

Tiffany Tomasso(3)
  Executive Vice President, Operations                                36,000                             *

Ronald V. Aprahamian(4)
  Director                                                            95,000                             *

David G. Bradley
Director                                                              15,000                             *

Thomas J. Donohue(5)
  Director                                                            85,800                             *

Richard A. Doppelt
  Director                                                            10,000                             *

Scott F. Meadow
  Director                                                               369                             *

Executive officers and directors as a group (11 persons)(6)        3,408,617                            17.0

----------------------
    *  Less than one percent.

(1) Under Rule 13d-3 under the Securities Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) Represents 2,800,780 shares held jointly by the Klaassens, as tenants by the entireties. See "Principal Holders of Voting Securities."

(3) Represents shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 1999.

(4) Represents 55,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 1999 and 40,000 shares of common stock held directly.

(5) Represents 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 1999 and 45,800 shares of common stock held directly.

(6) Includes 516,668 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 1999, and the 2,800,780 shares beneficially owned jointly by Paul J. and Teresa M. Klaassen.


                     PRINCIPAL HOLDERS OF VOTING SECURITIES

       The following table sets forth information as of March 15, 1999 with respect to the ownership of shares of Sunrise common stock by each person believed by management to be the beneficial owner of more than five percent of Sunrise's outstanding common stock. The information is based on the most recent
Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to Sunrise. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.


     NAME AND ADDRESS OF                    AMOUNT AND NATURE OF            PERCENT OF COMMON
      BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP            STOCK OUTSTANDING
      ----------------                      --------------------            -----------------

Paul J. and Teresa M. Klaassen(1)
  9401 Lee Highway, Suite 300
  Fairfax, VA  22031                                2,800,780                     14.4%

Putnum Investments, Inc.(2)
  One Post Office Square
  Boston, MA  02109                                 1,389,179                      7.1

American Express Company(3)
  American Express Tower
  200 Vesey Street
  New York, NY  10285                               1,243,200                      6.4

----------------------

(1)    See "Stock Owned by Management."

(2) The Schedule 13G dated January 26, 1999 of Putnam Investments, Inc., a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., states that it wholly owns two registered investment advisers: Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. The Schedule 13G states that: (a) Putnam Investments has shared power to vote 183,900 shares and shared power to dispose of 1,389,179 shares; (b) Putnam Investment Management has shared power to dispose of 1,135,479 shares; and (c) Putnam Advisory Company has shared power to vote 183,900 shares and shared power to dispose of 253,700 shares. Both Putnam Investments and Marsh & McLennan declare in the Schedule 13G that the filing of the
       Schedule 13G shall not be deemed an admission by either or both of them that they are the beneficial owner of any securities covered by the
       Schedule 13G, and that neither of them have any power to vote or dispose of, or direct the voting or disposition of, any of the securities covered by the Schedule 13G.

(3) The Schedule 13G dated December 31, 1998 of American Express Financial Corporation states that American Express Financial, a registered investment adviser, has shared power to vote 479,800 shares and shares power to dispose of 1,243,200 shares. The Schedule 13G also states that American Express Company, a parent holding company, has shared power to vote 479,800 shares and shares power to dispose of 1,243,200 shares. American Express Financial disclaims beneficial ownership of the securities referred to in the Schedule 13G.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Sunrise leases the real property on which the Fairfax facility is located from Teresa M. Klaassen and Paul J. Klaassen under a 99-year ground lease entered into in June 1986. The ground lease provides for monthly rent of $21,272, as adjusted annually based on the consumer price index. Annual rent expense for 1998 was $262,000. Sunrise has subleased approximately 50% of the property subject to the ground lease to Sunrise Assisted Living Foundation, a not-for-profit organization operated by the Klaassens. Sunrise Foundation operates a school and day care center on the property. The sublease terminates upon expiration of the ground lease and provides for monthly rent equal to 50% of all of the rent payable under the ground lease. Sunrise Foundation also reimburses Sunrise for use of office facilities and support services. Reimbursements for 1998 were $84,000. Sunrise believes that the terms of the lease and sublease were no less favorable to Sunrise than those which it could have obtained from an unaffiliated third party.

       The Klaassens also lease real property located in Fairfax County, Virginia from Sunrise for use as a residence under a 99-year ground lease entered into in June 1994. The rent is $1.00 per month. This property is part of a parcel, which includes Sunrise's Oakton facility, that was previously transferred by the Klaassens to Sunrise in connection with a financing transaction. Rather than attempting to subdivide the parcel, which would have caused a significant delay in completing the financing transaction, Sunrise agreed to lease back the residence to the Klaassens as a condition to the transfer of the property.

       For a description of certain other transactions involving Sunrise and its directors, see the section entitled "Compensation Committee Interlocks and Insider Participation" included as part of Item 11.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) List of documents filed as part of Form 10-K.

                                                                                                          Page
                                                                                                          ----
             (1)  Financial Statements:

                  Report of Independent Auditors.                                                          F-1

                  Consolidated Balance Sheets -- December 31, 1998 and 1997.                               F-2

                  Consolidated Statements of Operations for the years ended
                           December 31, 1998, 1997 and 1996.                                               F-3

                  Consolidated Statements of Changes in Stockholders' Equity
                           for the years ended December 31, 1998, 1997 and 1996.                           F-4

                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996.                                               F-5

                  Notes to Consolidated Financial Statements.                                              F-6

             (2)  Financial Statements Schedules:

                  All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

             (3)  Exhibits:

                  Sunrise files as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

         (b) Reports on Form 8-K.

             On October 28, 1998, Sunrise filed a Form 8-K with the SEC which announced the proposed acquisition of Karrington Health, Inc.

             On December 17, 1998, Sunrise filed a Form 8-K with the SEC which announced the closing of a transaction with Meditrust Corporation. That transaction involved the acquisition of four first trust mortgages secured by assisted living properties owned and operated by Karrington and the assignment of Sunrise's right to purchase six assisted living properties currently leased to Karrington to a third party.

             On December 21, 1998, Sunrise filed a Form 8-K with the SEC which announced Amendment No. 1 to the Rights Agreement with Sunrise's rights agent, First Union National Bank of North Carolina, dated as of December 17, 1998.



         (c) Exhibits.

             Sunrise hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the Index to Exhibits.

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

                                                   SUNRISE ASSISTED LIVING, INC.
                                                   -----------------------------
                                                            Registrant



                                                   By: /s/ Paul J. Klaassen
                                                      -------------------------
                                                      Paul J. Klaassen
                                                      Chairman of the Board and
                                                      Chief Executive Officer


                                                              3/26/99
                                                      -------------------------
                                                               Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Paul J. Klaassen                                       3/26/99
   -----------------------------                       -------------------------
   Paul J. Klaassen                                             Date
   Chairman of the Board, and
   Chief Executive Officer
   (Principal Executive Officer)


By: /s/ David W. Faeder                                        3/26/99
   -----------------------------                       -------------------------
   David W. Faeder                                              Date
   President, Chief Financial
   Officer and Director
   (Principal Financial Officer)

By: /s/ Larry E. Hulse                                         3/26/99
   -----------------------------                       -------------------------
   Larry E. Hulse                                               Date
   Controller
   (Principal Accounting Officer)


By: /s/ Ronald V. Aprahamian                                   3/26/99
   -----------------------------                       -------------------------
   Ronald V. Aprahamian                                         Date
   Director


By: /s/  David G. Gradley                                      3/26/99
   -----------------------------                       -------------------------
   David G. Bradley                                             Date
   Director


By: /s/ Thomas J. Donohue                                      3/26/99
   -----------------------------                       -------------------------
   Thomas J. Donohue                                            Date
   Director


By: /s/ Richard A. Doppelt                                     3/26/99
   -----------------------------                       -------------------------
   Richard A. Doppelt                                           Date
   Director


By: /s/ Teresa M. Klaassen                                     3/26/99
   -----------------------------                       -------------------------
   Teresa M. Klaassen                                           Date
   Executive Vice President,
   Secretary and Director


By:/s/ Scott F. Meadow                                         3/26/99
   -----------------------------                       -------------------------
   Scott F. Meadow                                              Date
   Director

                                INDEX TO EXHIBITS

                                                                                               Page (by
                                                                                              Sequential
Exhibit                                                                                        Numbering
Number                              Identity of Exhibit                                         System)
------                              -------------------                                         -------
2.1       Agreement of Merger, dated as of October 18, 1998, among Sunrise, Buckeye
          Merger Corporation and Karrington (Exhibit 2.1 to Sunrise's Form 8-K
          dated October 28, 1998).

2.2       Amendment No. 1 to Agreement of Merger, dated as of March 4, 1999, among
          Sunrise, Buckeye Merger Corporation and Karrington (Exhibit 2.1 to
          Sunrise's From 8-K dated March 5, 1999).

2.3       Letter dated October 16, 1998 from Sunrise to Meditrust Mortgage
          Investments, Inc. setting forth terms and conditions under which Sunrise would acquire certain properties subject to leases and certain mortgage loans. (Exhibit 2.1 to Sunrise's Form 8-K dated December 17, 1998).

2.4 Trust Agreement, dated as of December 2, 1998, between the several holders from time to time parties thereto, as the holders, and First
          Security Bank, National Association, as the Owner Trustee (Sunrise Trust
          1998-1) (Exhibit 2.2 to Sunrise's Form 8-K dated December 17, 1998).

2.5       Credit Agreement, dated as of December 2, 1998, among First Security
          Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the Sunrise Trust

          1998-1, as the Borrower, the several lenders from time to time parties thereto, and Nationsbank, N.A., as the Agent (Exhibit 2.3 to Sunrise's
          Form 8-K dated December 17, 1998).

2.6       Participation Agreement, dated as of December 2, 1998, among Sunrise
          Midwest Leasing, L.L.C., as the Construction Agent and as the Lessee,
          Sunrise, as the Guarantor, First Security Bank, National Association, not
          individually, except as expressly stated therein, but solely as the Owner
          Trustee under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, and Nationsbank, N.A., as the Agent for the Lenders and respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests (Exhibit 2.4 to Sunrise's Form 8-K dated December 17, 1998).

2.7       Security Agreement, dated as of December 2, 1998, between First Security
          Bank, National Association, not individually, but solely as the owner trustee under the Sunrise Trust 1998-1 and Nationsbank, N.A., as the agent for the lenders and the holders and accepted and agreed to by Sunrise Midwest Leasing, L.L.C. (Exhibit 2.5 to Sunrise's Form 8-K dated
          December 17, 1998).

2.8       Lease Agreement, dated as of December 2, 1998, between First Security
          Bank, National Association, not individually, but solely as the Owner
          Trustee under the Sunrise Trust

          1998-1, as Lessor and Sunrise Midwest Leasing, L.L.C., as Lessee
          (Exhibit 2.6 to Sunrise's Form 8-K dated December 17, 1998).

3.1       Restated Certificate of Incorporation of Sunrise (Exhibit 3.1 to
          Sunrise's Form S-1 Registration Statement No. 333- 13731).

3.2       Amended and Restated Bylaws of Sunrise, as amended (Exhibit 3 to
          Sunrise's Form 10-Q for the quarter ended September 30, 1997).

4.1       Form of common stock certificate (Exhibit 4.1 to Sunrise's Form S-1
          Registration Statement No. 333-13731).

4.2       Stockholder Rights Agreement (Exhibit 4.2 to Sunrise's Form S-1
          Registration Statement No. 333-13731).

4.3 Amendment No. 1 to Rights Agreement, dated as of December 17, 1998, between Sunrise and First Union National Bank of North Carolina (Exhibit
          99(a) to Sunrise's Form 8-K dated December 18, 1998).

10.1 Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa Klaassen and Sunrise (Exhibit 10.1.1 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.2 Assignment and Contribution Agreement, dated as of January 4, 1995, by and between Paul J. Klaassen and Teresa M. Klaassen, Sunrise Partners,
          L.P. and Sunrise Assisted Living Investments, Inc.

          (Exhibit 10.1.2 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.3      Letter Agreement, dated January 4, 1995, from Paul J. Klaassen and Teresa
          M. Klaassen to the Series A Preferred Stockholders regarding cash distributions from Sunrise Retirement Investments, Inc., Sunrise Terrace of Gunston, Inc., Sunrise Terrace of Countryside, Inc. and Sunrise
          Atrium, Inc. (Exhibit 10.19 to Sunrise's Form S-1 Registration Statement
          No. 33-2852).

10.4      Registration Agreement, dated January 4, 1995, by and among Sunrise, the
          Investors (as defined therein) and Paul and Teresa Klaassen (Exhibit 10.3 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.5      Promissory Note, dated June 8, 1994, executed by Sunrise Assisted Living
          Limited Partnership in favor of General Electric Capital Corporation
          (Exhibit 10.4 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.6      Indemnity Agreement dated as of June 8, 1994 by Paul J. Klaassen and
          Teresa M. Klaassen to and for the benefit of General Electric Capital
          Corporation (Exhibit 10.4.1 to Sunrise's Form S-1 Registration Statement
          No. 333-2582).

10.7 First Loan Modification Agreement dated as of February 15, 1996 by and between General Electric Capital Corporation and Sunrise Assisted Living
          Limited Partnership (Exhibit 10.4.2 to Sunrise's

          Form S-1 Registration Statement No. 333-2582).

10.8      Second Loan Modification Agreement dated as of May 1, 1996 by and between
          General Electric Capital Corporation and Sunrise Assisted Living Limited
          Partnership (Exhibit 10.4.3 to Sunrise's Form S-1 Registration Statement
          No. 333-2582).

10.9      Letter Agreement dated as of May 1, 1996 by and between General Electric
          Capital Corporation and Sunrise Assisted Living Limited Partnership
          (Exhibit 10.4.4 to Sunrise's Form S-1 Registration Statement No.
          333-2582).

10.10     Letter agreement dated as of December 30, 1996 by and between General
          Electric Capital Corporation and Sunrise Assisted Living Partnership
          (Exhibit 10.11 to Sunrise's 1996 Form 10-K).

10.11 Third Loan Modification Agreement dated as of March 4, 1997 by and between General Electric Capital Corporation and Sunrise Assisted Living
          Limited Partnership (Exhibit 10.11 to Sunrise's 1997 Form 10-K).

10.12 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8,
          1994 (Arlington, Bluemont Park and Falls Church) (Exhibit 10.5 to
          Sunrise's Form S-1 Registration Statement No. 333-2582).

10.13 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and

          Rents, Fixture Filing and Financing Statement, dated as of June 8,
          1994 (Gunston and Oakton) (Exhibit 10.6 to Sunrise's Form S-1
          Registration Statement No. 333-2582).

10.14     Credit Line Deed of Trust and Security Agreement, Assignment of Leases
          and Rents, Fixture Filing and financing Statement, dated as of June 8,
          1994 (Fairfax Leasehold) (Exhibit 10.7 to Sunrise's Form S-1 Registration
          Statement No. 333-2582).

10.15 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8,
          1994 (Warrenton) (Exhibit 10.8 to Sunrise's Form S-1 Registration
          Statement No. 333-2582).

10.16 Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8,
          1994 (Countryside and Leesburg) (Exhibit 10.9 to Sunrise's Form S-1
          Registration Statement No. 333-2582).

10.17     First Mortgage and Security Agreement, Assignment of Leases and Rents,
          Fixture Filing and Financing Statement, dated as of June 8, 1994 (Boca
          Raton) (Exhibit 10.10 to Sunrise's Form S-1 Registration Statement No.
          333-2582).

10.18     First Deed of Trust and Security Agreement, Assignment of Leases and
          Rents, Fixture Filing and Financing

          Statement, dated as of June 8, 1994 (Frederick) (Exhibit 10.11 to
          Sunrise's Form S-1 Registration Statement No. 333-2582).

10.19     First Deed of Trust and Security Agreement, Assignment of Leases and
          Rents, Fixture Filing and Financing Statement, Dated as of June 8, 1994
          (Mercer Island) (Exhibit 10.12 to Sunrise's Form S-1 Registration
          Statement No. 333-2582).

10.20     Amended and Restated Lease Agreement and Assignment of Leasehold Right,
          dated June 6, 1994, by and among Barbara M. Volentine and Teresa M.
          Klaassen, the Executor of the Estate of Eldon J. Merritt, Sunrise
          Assisted Living Limited Partnership Assisted Living Group -- Fairfax
          Associates, and Sunrise Foundation, Inc. (Exhibit 10.15 to Sunrise's Form
          S-1 Registration Statement No. 333-2582).

10.21     Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living
          Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen (Exhibit
          10.16 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.22     Amended and Restated Agreement of Sublease, Indemnification and Easements
          dated February 5, 1995 by and between Assisted Living Group -- Fairfax
          Associates and Sunrise Foundation, as amended (Exhibit 10.17 to Sunrise's
          Form S-1 Registration Statement No. 333-2582).

10.23     Indenture, dated as of June 5, 1997, between Sunrise and First Union
          National Bank of Virginia, as trustee (Exhibit 4.1 to Sunrise's Form 10-Q for the quarter ended June 30, 1997).

10.24     Registration Rights Agreement, dated as of June 6, 1997, among Sunrise,
          Donaldson, Lufkin & Jenrette Securities Corporation and Alex. Brown &
          Sons Incorporated (Exhibit 4.2 to Sunrise's Form 10-Q for the quarter ended June 30, 1997).

10.25 Amended, Restated, Consolidated and Increased Master Promissory Note dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living
          Limited Partnership (Exhibit 10.31.1 to Sunrise's 1997 Form 10-K).

10.26     Amended and Restated Financing and Security Agreement dated as of
          December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
          Partnership (Exhibit 10.31.2 to Sunrise's 1997 Form 10-K).

10.27     Amended and Restated Master Construction Loan Agreement dated as of
          December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
          Partnership (Exhibit 10.31.3 to Sunrise's 1997 Form 10-K).

10.28 Management Fee Subordination Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit
          10.31.4 to Sunrise's 1997 Form 10-K).

10.29 Amended and Restated Pledge, Assignment and Security Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
          Partnership (Exhibit 10.31.5 to Sunrise's 1997 Form 10-K).

10.30 Master Guaranty of Performance dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.6 to
          Sunrise's 1997 Form 10-K).

10.31     Amended and Restated Collateral Assignment of Operating Agreements and
          Management Contracts dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.7 to
          Sunrise's 1997 Form 10-K).

10.32     Amended and Restated Collateral Assignment of Licenses, Participation
          Agreements and Resident Agreements dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living
          Limited Partnership (Exhibit 10.31.8 to Sunrise's 1997 Form 10-K).

10.33     Amended and Restated Master Guarantee of Payment Agreement dated as of
          December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
          Partnership (Exhibit 10.31.9 to Sunrise's 1997 Form 10-K).

10.34 +   Form of Indemnification Agreement (Exhibit 10.24 to Sunrise's Form S-1
          Registration Statement No. 333-2582).

10.35 +   1995 Stock Option Plan, as amended (Exhibit 10.20 to Sunrise's 1997
          Form 10-K).

10.36 +   1996 Directors' Stock Option Plan, as amended.

10.37 + Stock Option Agreement, entered into, effective as of January 4, 1995, by and between Sunrise and David W. Faeder (Exhibit 10.14 to Sunrise's
          Form S-1 Registration Statement No. 333-2582).

10.38 +   Amendment No. 1 to Stock Option Agreement by and between Sunrise and
          David W. Faeder (Exhibit 10.14.1 to Sunrise's Form S-1 Registration
          Statement No. 333-13731).

10.39 +   1996 Non-Incentive Stock Option Plan, as amended (Exhibit 10.24 to
          Sunrise's 1997 Form 10-K).

10.40 +   1997 Stock Option Plan, as amended (Exhibit 10.25 to Sunrise's 1997
          Form 10-K).

10.41 +   1998 Stock Option Plan, as amended.

10.42 +   Separation Agreement and General Release between Sunrise and Timothy S.
          Smick dated March 6, 1998 (Exhibit 10.3 to Sunrise's Form 10-Q for the quarter ended March 31, 1998).

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule as of and for the year ended December 31, 1998.

99.1      Option Agreement dated October 18, 1998 between Sunrise and Karrington
          (Exhibit 99.1 to Sunrise's Form 8-K dated October 28, 1998).

99.2      Form of Shareholder Agreement with Karrington affiliates (Exhibit 99.2 to
          Sunrise's Form 8-K dated October 28, 1998).

99.3      Form of amendment to Shareholder Agreement with Karrington affiliates.

99.4      Revolving Loan Agreement dated November 6, 1998 between Sunrise and
          Karrington.

99.5 First Amendment to Revolving Loan Agreement dated February 26, 1999 between Sunrise and Karrington.

99.6 Letter dated March 23, 1999 from Sunrise to Karrington extending the maturity date of the Karrington line of credit.

99.7      Management Services Agreement for Certain Karrington Homes, dated January
          1, 1999, by and between Sunrise Assisted Living Management, Inc. and
          Karrington

99.8      Management Consulting Agreement for Certain Karrington Homes, dated
          January 1, 1999, by and between Sunrise Assisted Living Management, Inc.
          and Karrington

99.9 Development Agreement (Edina, Minnesota), dated as of December 1, 1998, by and between Sunrise Development, Inc. and Karrington

99.10     Development Agreement (Farmington Hills, Michigan), dated as of December
          1, 1998, by and between Sunrise Development, Inc. and Karrington

99.11 Development Agreement (Hamilton, Ohio), dated as of December 1, 1998, by and between Sunrise Development, Inc. and Karrington

                                      -12-
----------------
+  Represents management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Sunrise Assisted Living, Inc.

    We have audited the accompanying consolidated balance sheets of Sunrise Assisted Living, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Assisted Living, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                        /s/Ernst & Young LLP

Washington, D.C.
March 3, 1999

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                             1998         1997
                                                                                         ------------  ----------
    ASSETS
       Current Assets:
           Cash and cash equivalents                                                        $54,197       $82,643
           Accounts receivable, net                                                          17,818         5,849
           Notes receivable                                                                     754             -
           Deferred income taxes                                                              3,978             -
           Prepaid expenses and other current assets                                         15,921         6,081
                                                                                           --------      --------
                  Total current assets                                                       92,668        94,573
       Property and equipment, net                                                          512,708       423,615
       Notes receivable                                                                      34,919        17,248
       Investments                                                                           28,329         5,750
       Other assets                                                                          14,787        15,074
                                                                                           --------      --------
                  Total assets                                                             $683,411      $556,260
                                                                                           ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
           Accounts payable                                                                  $3,556        $8,303
           Accrued expenses and other current liabilities                                    14,049         8,986
           Deferred revenue                                                                   3,722         1,482
           Current maturities of long-term debt                                               1,768         5,462
                                                                                           --------      --------
                  Total current liabilities                                                  23,095        24,233
       Long-term debt, less current maturities                                              426,558       335,525
       Investments in unconsolidated assisted living facilities                               1,003           445
       Other long-term liabilities                                                            3,194           319
                                                                                           --------      --------
                   Total liabilities                                                        453,850       360,522
       Minority interests                                                                     1,906           398
       Preferred stock, $0.01 par value, 10,000,000 shares authorized,
               no shares issued and outstanding                                                   -             -
       Common stock, $0.01 par value, 60,000,000 shares authorized,
               19,446,427 and 19,028,040 shares issued and outstanding
               in 1998 and 1997                                                                 194           190
       Additional paid-in capital                                                           216,783       206,784
       Retained earnings (deficit)                                                           10,678       (11,634)
                                                                                           --------      --------
                  Total stockholders' equity                                                227,655       195,340
                                                                                           --------      --------
                  Total liabilities and stockholders' equity                               $683,411      $556,260
                                                                                           ========      ========



                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        Year Ended December 31,
                                                                            ------------------------------------------------
                                                                              1998                1997               1996
                                                                            ----------         ----------          ---------
    Operating revenue:
       Resident fees                                                        $151,878             $85,644            $44,171
       Management services income                                             15,596               4,240              3,174
       Facility contract services                                              1,202                   -                  -
       Realized gain on assisted living facilities                             2,036                   -                  -
                                                                            --------             -------            -------
          Total operating revenue                                            170,712              89,884             47,345
                                                                            --------             -------            -------

    Operating expenses:
       Facility operating                                                     88,834              53,286             28,274
       Facility contract services                                              1,095                   -                  -
       Facility development and pre-rental                                     5,197               5,586              2,420
       General and administrative                                             12,726              10,454             10,042
       Depreciation and amortization                                          21,650              10,592              4,048
       Facility lease                                                          3,014               1,532                130
                                                                            --------             -------            -------
          Total operating expenses                                           132,516              81,450             44,914
                                                                            --------             -------            -------

    Income from operations                                                    38,196               8,434              2,431

    Other income (expense):
       Interest income                                                         6,695               6,862              3,297
       Interest expense                                                      (22,125)            (11,475)            (9,722)
                                                                            --------             -------            -------
          Total other expense                                                (15,430)             (4,613)            (6,425)

    Equity in earnings (losses) of unconsolidated
       assisted living facilities                                                 54                  88                (12)
    Minority interests                                                          (508)                 92                227
    Unusual charge                                                                 -                   -               (981)
                                                                            --------             -------            -------

    Net income (loss)                                                        $22,312              $4,001            ($4,760)
                                                                            ========             =======            =======




    Net income (loss) per common share:

          Basic                                                                $1.16               $0.21             ($0.52)
                                                                            ========             =======            =======

          Diluted                                                              $1.11               $0.20             ($0.52)
                                                                            ========             =======            =======



                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    Shares of       Common         Additional         Retained
                                                     Common          Stock      Paid-in Capital       Earnings
                                                      Stock         Amount        (Deficiency)       (Deficit)        Total
                                                    ---------       -------     ----------------     ---------     ----------
    Balance at December 31, 1995                      6,019           $60           ($19,733)        ($12,101)      ($31,774)
    Issuance of common stock warrants                                                    135                             135
    Preferred return on Series A
        convertible preferred stock                                                                      (858)          (858)
    Distributions to stockholders                                                                        (390)          (390)
    Issuance of common stock -
        initial public offering                       5,700            57            104,237                         104,294
    Conversion of Series A convertible
        preferred stock to common stock               2,444            24             24,798                          24,822
    Forfeiture of preferred return on
        Series A convertible preferred stock                                          (2,822)           2,822              -
    Dividends paid on Series B
        exchangeable preferred stock                                                                     (348)          (348)
    Issuance of common stock to acquire
        interest in facility                             53                              945                             945
    Exercise of employee options for
        common stock                                    259             3              1,964                           1,967
    Issuance of common stock -
        follow-on offering                            4,055            41             91,750                          91,791
    Net loss                                                                                           (4,760)        (4,760)
                                                     ------          ----           --------         --------       --------
    Balance at December 31, 1996                     18,530           185            201,274          (15,635)       185,824

    Exercise of employee options for
        common stock                                    498             5              5,510                           5,515
    Net income                                                                                          4,001          4,001
                                                     ------          ----           --------         --------       --------
    Balance at December 31, 1997                     19,028           190            206,784          (11,634)       195,340

    Exercise of employee options and
        warrants for common stock                       418             4              6,352                           6,356
    Tax effect from the exercise of non-
        qualified stock options                                                        3,647                           3,647
    Net income                                                                                         22,312         22,312
                                                     ------          ----           --------         --------       --------
    Balance at December 31, 1998                     19,446          $194           $216,783          $10,678       $227,655
                                                     ======          ====           ========         ========       ========


                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Year Ended December 31,
                                                                                      -------------------------------------------
                                                                                          1998             1997           1996
                                                                                      -------------   ------------    -----------
    OPERATING ACTIVITIES
    Net income (loss)                                                                   $22,312           $4,001        ($4,760)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Gain on sale of interest                                                          (551)               -              -
         Equity in (earnings) losses of unconsolidated
            assisted living facilities                                                      (54)             (88)            12
         Minority interests                                                                 508              (92)          (227)
         Provision for bad debts                                                            521              893            734
         Depreciation and amortization                                                   21,650           10,592          4,048
         Amortization of financing costs and discount on long-term debt                   2,084            1,268            714
         Amortization of discount on marketable securities                                 (175)               -           (215)
         Changes in assets and liabilities:
            (Increase) decrease:
                   Accounts receivable                                                  (12,490)          (5,220)        (1,250)
                   Prepaid expenses and other current assets                             (9,404)          (3,687)           249
                   Other assets                                                          (5,778)          (8,146)        (1,420)
            Increase (decrease):
                   Accounts payable and accrued expenses                                    (49)           8,289          1,784
                   Deferred revenue                                                      (1,105)            (539)         1,117
                   Other liabilities                                                      1,755              993            (28)
                                                                                      ---------        ---------      ---------
       Net cash provided by operating activities                                         19,224            8,264            758
                                                                                      ---------        ---------      ---------
    INVESTING ACTIVITIES
    Investment in property and equipment                                               (126,167)        (213,560)      (103,667)
    Proceeds from disposition of assisted living facilities                              28,552                -              -
    Increase in investment and notes receivable                                         (37,466)         (16,856)          (375)
    (Increase) decrease in restricted cash and cash equivalents                          (1,459)             147           (459)
    Contributions to investments in unconsolidated
       assisted living facilities                                                          (742)               -              -
    Distributions from investment in unconsolidated
       assisted living facilities                                                            65              101            113
    Net purchases of marketable securities                                                    -                -         (8,107)
    Proceeds from maturities of marketable securities                                         -            8,322              -
    Acquisition of interests in facilities                                               (1,340)               -              -
                                                                                      ---------        ---------      ---------
       Net cash used in investing activities                                           (138,557)        (221,846)      (112,495)
                                                                                      ---------        ---------      ---------
    FINANCING ACTIVITIES
    Additional borrowings under long-term debt                                          108,000          255,643         28,870
    Repayment of long-term debt                                                         (23,369)         (59,403)       (17,165)
    Net proceeds from exercised options                                                   6,356            5,515          1,967
    Net proceeds from initial public offering of common stock                                 -                -        104,294
    Net proceeds from follow-on offering of common stock                                      -                -         91,791
    Net proceeds from sale of Series B exchangeable preferred stock                           -                -         10,000
    Redemption of Series B exchangeable preferred stock                                       -                -        (10,000)
    Dividends paid on Series B exchangeable preferred stock                                   -                -           (348)
    Net investment of minority interests                                                      -              525            (41)
    Repayment of notes payable to affiliated partnerships                                     -           (1,381)          (314)
    Distributions to stockholders/partners                                                    -                -           (390)
    Financing costs paid                                                                   (100)          (6,485)        (1,369)
                                                                                      ---------        ---------      ---------
       Net cash provided by financing activities                                         90,887          194,414        207,295
                                                                                      ---------        ---------      ---------
    Net (decrease) increase in cash and cash equivalents                                (28,446)         (19,168)        95,558
    Cash and cash equivalents at beginning of year                                       82,643          101,811          6,253
                                                                                      ---------        ---------      ---------
    Cash and cash equivalents at end of year                                            $54,197          $82,643       $101,811
                                                                                      =========        =========      =========

                            See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.  ORGANIZATION AND PRESENTATION

    Sunrise Assisted Living, Inc. (the "Company") is a provider of assisted living services for seniors. Assisted living services provide a residence, meals and non-medical assistance to elderly residents for a monthly fee. The Company's services are generally not covered by health insurance and therefore monthly fees are generally payable by the residents, their family, or another responsible party.

    The Company was incorporated in Delaware on December 14, 1994. The consolidated financial statements include the Company's wholly owned subsidiaries that manage, own and develop assisted living facilities. The consolidated financial statements also include one limited partnership which owns a facility (Sunrise of Gardner Park) in which the Company owns a 50% partnership interest and controls the limited partnership through its status as the manager of the facility and as the sole general partner with the unilateral ability under the partnership agreement to conduct the ordinary course of business of the partnership. In addition, the consolidated financial statements include two limited liability companies. One of the limited liability companies owns two facilities (Sunrise of Severna Park) in which the Company owns a 50% membership interest. The other limited liability company owns one facility (Sunrise of Sheepshead Bay) in which the Company owns a 70% membership interest. The Company controls the two limited liability companies through its status as the manager of the facilities and as sole managing member of the limited liability companies with unilateral ability under the operating agreements to conduct the ordinary course of business of the companies. It is the Company's policy to consolidate non-wholly owned interests when, through its managing partnership or operating agreements, status as manager of the facility and sole general partner or managing member, the Company holds unilateral ability to conduct the ordinary course of business of the facility.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers cash and cash equivalents to include currency on hand, demand deposits and all highly liquid investments with a maturity of three months or less at the date of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Details of the allowance for doubtful accounts receivable are as follows (in thousands):

                                                DECEMBER 31,
                                   -------------------------------------
                                      1998         1997         1996
                                   -----------   ----------   ----------
       Beginning balance              $1,798       $  927       $  235
       Provision for bad debts           521          893          734
       Accounts written off             (239)         (22)         (42)
                                   -----------   ----------   ----------
       Ending balance                 $2,080       $1,798       $  927
                                   ===========   ==========   ==========

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at the lower of cost or fair value and include interest and property taxes capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of facilities. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment of the Company are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

    Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of facilities including certain direct and indirect costs of the Company's development subsidiary. If a project is abandoned, any costs previously capitalized are expensed.

PRE-RENTAL COSTS

    Costs incurred to initially rent facilities are capitalized and amortized over 12 months. All other pre-rental costs are expensed as incurred.

DEFERRED FINANCING COSTS

    Costs incurred in connection with obtaining permanent financing for Company-owned facilities have been deferred and are amortized over the term of the financing.

INVESTMENTS IN UNCONSOLIDATED ASSISTED LIVING FACILITIES

    The Company owns non-controlling interests in certain assisted living facilities, most of which are currently under development. These investments include one facility in which the Company has a 13.9% general and limited partnership ownership interest, one facility in which the Company has a 33% tenancy-in-common ownership interest (interest sold in March 1998), one facility in which the Company has a 14.5% interest in a United Kingdom limited company and eight facilities in which the Company has a 9% member interest in a limited liability company. The Company does not control these entities as major business decisions require approval by the other partners or members. Accordingly, the investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The Company eliminates intercompany profits on sales of services that are capitalized by the ventures. The Company's interest in accumulated losses of unconsolidated assisted living facilities are recorded below the Company's cost basis, which reflects the Company's obligations as the general partner or managing member. The Company has no liability for any other material commitments or contingencies of partnerships or limited liability companies in which it is a general partner or managing member.

INTEREST RATE SWAPS

    Interest rate swap transactions are designated with certain levels of outstanding debt. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The fair value of and changes in fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized into interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. There were no gains or losses on terminations of interest swap agreements recognized by the Company for the periods presented.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

    Operating revenue consists of resident fee revenue, including resident community fees, management services revenue, facility contract services revenue and realized gain on assisted living facilities. Generally, resident community fees approximating sixty times the daily residence fee are received from potential residents upon occupancy. Resident community fees are recognized as income over the first ninety days of the resident's stay and are ratably refundable if the prospective resident does not move into the facility or moves out of the facility within ninety days. All other resident fee revenue is recognized when services are rendered. Agreements with residents are for a term of one year and are cancelable by residents with thirty days notice. Management services revenue is comprised of revenue from management contracts and development contracts. Revenue from management contracts is recognized in the month in which it is earned in accordance with the terms of the management contract. Facility contract services revenue is comprised of fees plus reimbursable expenses of facilities operated with the Company's employees under long-term operating agreements. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. Realized gain on assisted living facilities is recognized upon consummation of the sale of assets unless a portion of the sale is contingent upon future events or performance. Deferred gains on assets are then recognized upon performance or resolution of the contingency.

INCOME TAXES

    The Company accounts for income taxes under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants.

SEGMENTS

     Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 19 for information on the Company's operating segments.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is the Company's policy to capitalize certain costs incurred to rent its facilities such as costs of model units, their furnishings and "grand openings" in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operation of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of the Company's development and leasing activities which are not considered to be within the scope of Statement 67 or Statement 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement 67 and Statement 91 is not affected by the provisions of SOP 98-5. Therefore, the adoption of SOP 98-5 is not anticipated to affect results of operations or the financial position of the Company.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 133 standardizes the accounting for derivative instruments. The Company participates in interest rate swap transactions, which would be considered derivatives under Statement 133. The Company has not entered into any other derivative transactions. For the three year period ended December 31, 1998, the net effect of the interest rate swaps to the Company's results of operations has not been material. Therefore, Statement 133 is not anticipated to affect results of operations or the financial position of the Company.

RECLASSIFICATIONS

    Certain 1997 and 1996 balances have been reclassified to conform with the 1998 presentation.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                              -------------------------
                                               ASSET LIVES       1998         1997
                                              --------------- ------------ ------------
             Land and land improvements         10-15 yrs.       $ 80,263     $ 56,624
             Building and building
                improvements                     40 yrs.          355,807      268,533
             Furniture and equipment            3-10 yrs.          56,678       34,459
                                                              ------------ ------------
                                                                  492,748      359,616

             Less accumulated depreciation
                and amortization                                  (38,504)     (26,452)
                                                              ------------ ------------
                                                                  454,244      333,164

             Construction in progress                              58,464       90,451
                                                              ------------ ------------
                                                                 $512,708     $423,615
                                                              ============ ============

    Depreciation expense was $13.7 million, $7.4 million and $3.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  NOTES RECEIVABLE

    Notes receivable plus accrued interest consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                      1998       1997
                                                                   ----------- ----------
           LLC Note, interest accrues at LIBOR plus 5.0% (10.1%
              at December 31, 1998)                                  $23,795     $15,343
           Promissory Note, interest accrued at prime through
              March 1998                                               2,185       1,905
           Promissory note, interest accrues at 8.0%                     754           -
           Note with Karrington, interest accrues at 10.0%             5,508           -
           Note with United Kingdom joint venture, interest
              accrues at 12.0%                                         3,431           -
                                                                   ----------- ----------
                                                                      35,673      17,248
               Current maturities                                       (754)          -
                                                                   ----------- ----------
                                                                     $34,919     $17,248
                                                                   =========== ==========

    In October 1997, a wholly owned subsidiary of the Company jointly formed a limited liability company ("LLC") with an unrelated third party in which the Company's subsidiary owns a 9% minority interest. The purpose of the LLC is to develop, construct and own assisted living facilities. The Company loaned the LLC $15.0 million (the "LLC Note") to partially finance the initial development and construction of six properties. The LLC Note to the Company's subsidiary is subordinated to other lenders of the LLC. In September 1998, the Company and the LLC amended the LLC Note to increase the loan by $6.0 million to a total of $21.0 million in order to partially finance the initial development and construction of two additional properties. Principal and interest are due October 2003.

    In September 1997, a wholly owned subsidiary of the Company loaned $1.9 million ("Promissory Note") to owners of certain property on which the Company plans to develop an assisted living facility. The proceeds of the Promissory Note were used by the owners to retire a note previously outstanding and secured by the same property. Immediately following issuance of the Promissory Note, the wholly owned subsidiary of the Company entered into a purchase agreement with the owners to acquire this property. The entire sum of principal and unpaid accrued interest of the Promissory Note is due on the earliest to occur of: (1) 270 days following the termination of the purchase and sale agreement by either the owners or the wholly owned subsidiary of the Company; (2) any breach of the purchase agreement by the owners; or (3) the closing date as defined in the purchase agreement. In April 1998, the Promissory Note was amended to increase the loan by $250,000 and stop accruing interest.

    In connection with the sale of the Company's minority interest in a tenancy-in-common that owned one facility, a wholly owned subsidiary of the Company accepted a promissory note in the amount of $850,000 in March 1998. The promissory note accrues interest at 8.0% per annum and was due in September 1998. In October 1998, the promissory note was amended to extend the maturity date to August 1999 and modify the payment terms to include a payment due in October 1998, which has been received, followed by quarterly payments of principal and interest.

    In November 1998, the Company agreed to loan up to $10.0 million to Karrington Health, Inc., a Columbus-based leading assisted living provider, under a revolving line of credit. The proceeds of the line of credit are used by Karrington for use in operations. Interest on the outstanding principal balance of the line of credit is due and payable monthly. The note was amended in March 1999 to provide up to $6.5 million of additional advances and to extend the maturity to January 2000. The entire sum of principal and unpaid accrued interest is due at maturity.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In November 1998, the Company agreed to make available up to approximately $3.4 million to a subsidiary of a joint venture of the Company in the United Kingdom under a revolving credit arrangement. Interest on advances made under the credit arrangement accrues at 12.0%. The outstanding principal and unpaid accrued interest are due November 2001.

    Management believes the net carrying cost of the notes receivable approximates market value at December 31, 1998 and 1997.

5.  INVESTMENTS

    The balances outstanding are as follows (in thousands):

                                       FACE AMOUNT
                                      DECEMBER 31,
                                   --------------------
                DESCRIPTION          1998       1997       INTEREST RATE          MATURITY DATE
          ------------------------ ---------- --------- -------------------- ------------------------
          Bonds:
             Series A               $ 5,000   $ 5,000           11%                  July 1, 2025
             Series B                   750       750           11%                  July 1, 2015
             Series C                   750       750     20% subject to             July 1, 2010
                                                          available cash
                                   ---------- ---------
                                      6,500     6,500
          Bond discount                (575)     (750)
                                   ---------- ---------
                                      5,925     5,750
                                   ---------- ---------

          Mortgages                  22,154         -     9.46% - 10.00%        September 30, 2006 to
          Mortgage premium              250         -                             September 30, 2010
                                   ---------- ---------
                                     22,404         -
                                   ---------- ---------
                                    $28,329   $ 5,750
                                   ========== =========

    On March 1, 1995, the Company purchased all of the outstanding mortgage revenue bonds used to finance a facility managed by the Company. The 10% Bucks County Industrial Development Authority, First Mortgage Revenue Bonds, July 1, 2019, having a face value of $12.5 million, were purchased for $5.0 million. The bonds were in financial default when purchased.

    On June 30, 1995, the bonds were restructured, at no gain or loss to the Company, to reduce their face amount to $5.8 million (Series A and C) and provide the facility managed by the Company additional funding up to $750,000 for renovations (Series B). Interest only is payable until maturity.

    Subsequent to June 30, 1995, all interest payments on these bonds are current. The Company recognized $957,000, $783,000 and $752,000 in interest income during 1998, 1997 and 1996, respectively, on this investment. The bond discount is being recognized as interest income over the life of the loan commencing in 1998. During 1998, the Company amortized $175,000 of the bond discount.

    On December 2, 1998, the Company purchased four separate first trust mortgages, secured by Karrington properties for $22.4 million, which includes a $0.3 million premium. The premium is being amortized over the life of the mortgages. One of the mortgages matures on September 30, 2006 and the others mature on September 30, 2010.

    Management believes the net carrying cost of the investments approximates market value at December 31, 1998 and 1997.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  OTHER ASSETS

    Other assets consist of the following (in thousands):



                                                             DECEMBER 31,
                                                         ----------------------
                                                            1998       1997
                                                         ----------- ----------
Restricted cash                                           $ 3,032      $ 1,573
Deferred financing costs less amortization
   of $3,670 and $1,935                                     5,761        7,459
Pre-rental costs less amortization
   of $11,393 and $3,973                                    4,297        5,420
Other                                                       1,697          622
                                                         ----------- ----------
                                                          $14,787      $15,074
                                                         =========== ==========


    Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to the Company's debt agreements and resident deposits.

7.  TRANSACTIONS WITH AFFILIATES

    Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $11.8 million and $4.1 million as of December 31, 1998 and 1997, respectively. Included in other current liabilities are payables to unconsolidated partnerships or limited liability companies of $0.6 million as of December 31, 1997. Net receivables from and payables to unconsolidated partnerships or limited liability companies relate primarily to development activities.

8.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                           1998         1997
                                                                       ------------- -----------

5 1/2% Convertible Subordinated Notes due 2002                           $150,000      $150,000
Syndicated revolving credit facility                                      137,000        51,000
Multi-property / participating blanket first mortgage                      86,187        86,718
Other mortgages and notes payable                                          56,151        54,700
Discount on multi-property mortgages less amortization of
  $2,188 and $1,769                                                        (1,012)       (1,431)
                                                                       ------------- -----------
                                                                          428,326       340,987
     Current maturities                                                    (1,768)       (5,462)
                                                                       ------------- -----------
                                                                         $426,558      $335,525
                                                                       ============= ===========


    Included in long-term debt is a note due to an employee and an entity related to that employee. Interest accrues at 18% annually and principal is due June 8, 1999. The balance of the note at December 31, 1998 and 1997 was $40,000.

     On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year, beginning on December 15, 1997. The conversion price is $37.1875, equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the convertible notes. The convertible notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require the Company to repurchase the convertible notes upon a change of control of the Company, as defined in the convertible notes. The net proceeds to the Company from the sale of the convertible notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million.

    A subsidiary of the Company has obtained a syndicated revolving credit facility for $250.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

facility. The credit facility expires in December 2000 and includes two 12 month extension options subject to the lender's approval. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $137.0 million of advances outstanding under this credit facility as of December 31, 1998.

     The multi-property mortgage is collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes. Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001. Class B in the amount of $21.2 million bears a variable interest rate. Class B was interest only until July 1, 1997 at which time principal and interest payments were due using a 20-year amortization schedule. The interest rate applicable to the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75% and effective March 4, 1997, was further reduced to LIBOR plus 1.75%.

     A participation interest of $3.2 million payable in connection with the multi-property mortgage was recorded at the loan date. A corresponding amount recorded as a loan discount is being amortized over the life of the loan. Amortization of the discount of $419,000, $419,000 and $626,000 has been included as interest expense in 1998, 1997 and 1996, respectively.

    The other mortgages and notes payable relate primarily to 14 facilities whereby outstanding balances are collateralized by the total assets of the respective facility. Payments of principal and interest are made monthly. Interest rates range from 6.9% to 7.9% with remaining maturities ranging from less than one to 35 years. These other mortgages and notes payable have total available borrowings of $43.6 million as of December 31, 1998.

    A subsidiary of the Company received a commitment for a $51.0 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. As of December 31, 1998, the Company had closed $32.1 million of the total commitment. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.00% to LIBOR plus 2.35%. There were $4.7 million of advances outstanding under this facility as of December 31, 1998, which were included in other mortgages and notes.

    A subsidiary of the Company has a $15.7 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to two assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear variable interest rates based upon LIBOR plus 1.25% to LIBOR plus 1.75%. There were no advances outstanding under this facility as of December 31, 1998.

     The Company has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. The Company has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. The Company recorded net interest expense for 1998 and 1997 in the amounts of $227,000 and $17,000, respectively, for swap transactions.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    There are various financial covenants and other restrictions in the Company's debt instruments, including provisions which: (1) require it to meet specified financial tests. For example, the Company's $86.2 million multi-property mortgage, which is secured by 15 of its 76 facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. The Company's $250.0 million credit facility requires the Company to have a consolidated tangible net worth of at least $178.3 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in management or control of the Company. For example, the Company's $250.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of the Company; (3) restrict the ability of the Company's subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and (4) require that the Company maintain minimum occupancy levels at its facilities. For example, the Company's $250.0 million credit facility requires that 85% occupancy be achieved after 12 months for a newly opened facility and, following this 12-month period, be maintained at or above that level.

    Principal maturities of long-term debt as of December 31, 1998, are as follows (in thousands):


                       1999            $  1,768
                       2000             138,646
                       2001              88,881
                       2002             177,641
                       2003               2,707
                       Thereafter        18,683
                                    -------------
                                       $428,326
                                    =============


     Interest paid totaled $23.8 million, $16.9 million and $10.6 million in 1998, 1997 and 1996, respectively. Interest capitalized was $4.2 million, $7.0 million and $2.0 million in 1998, 1997 and 1996, respectively.

9.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

    In 1995, the Company issued 2,444,444 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $9.00 per share net of issuance costs of $1.8 million. Each Series A Preferred stockholder was obligated to purchase, upon call by the Company, its pro rata portion of 1,000,000 shares of Series B Exchangeable Preferred Stock for $10.00 per share, or $10.0 million. On January 19, 1996, the Company exercised the call.

    In May of 1996, the Company issued to one of its lenders warrants to purchase a total of 50,000 shares of common stock. The per share exercise price of the warrants was $17.00. The warrants were exercised in March 1998.

    On June 5, 1996, the Company successfully completed an initial public offering of its common stock. A total of 5,700,000 shares were sold by the Company in the initial public offering at a price of $20.00 per share for gross proceeds of $114.0 million. The net proceeds to the Company from the initial public offering, after deducting underwriting discount and offering expenses, were approximately $104.3 million. Concurrently, all of the 2,444,444 outstanding shares of Series A Convertible Preferred Stock of the Company issued in 1995 were converted into an equal number of shares of common stock. Preferred return of $2.8 million through the conversion date was forfeited upon conversion. Additionally, the Company redeemed all 1,000,000 shares of Series B Exchangeable Preferred Stock at a redemption price of $10.00 per share plus accrued dividends of $165,000.

     On October 30, 1996, the Company successfully completed a follow-on offering of its common stock. A total of 4,055,241 shares were sold by the Company in the follow-on offering at a price of $24.00 per share for gross proceeds of approximately $97.3 million. The net proceeds to the Company from the follow-on offering, after deducting underwriting discount and offering expenses, were approximately $91.8 million.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLANS

    The Company has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. These plans provide for the grant of options to purchase up to 5,723,065 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted. The Company also has a stock option agreement with one of its senior executives. The agreement, as amended, was effective as of January 4, 1995 and covers 450,000 shares of common stock that have been reserved for issuance at an exercise price of $8.00. At December 31, 1998, 22,000 options were outstanding, all of which are exercisable and will expire in six years.

    In September 1998, the Company canceled 1.6 million options granted to employees at exercise prices greater than $29.00 and granted an equal number of options with an exercise price of $25.00. In connection with the new grants certain vesting periods of the executive officers were extended.

    On April 25, 1996, the Board of Directors adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). Any director who is a member of the Board of Directors but not an officer or employee of the Company or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) is eligible to receive options under the Directors' Plan. An aggregate of 75,000 shares of common stock are reserved for issuance to participants under the Directors' Plan. The option exercise price will not be less than the fair market value of a share of common stock on the date the option is granted. The period for exercising an option begins six months after the option is granted and generally ends ten years from the date the option is granted. Options granted under the Directors' Plan vest immediately. All options to be granted under the Directors' Plan will be non-incentive stock options. As of December 31, 1998, 40,000 options had been granted.

    A summary of the Company's stock option activity and related information for the years ended December 31 are presented below:

                                            1998                       1997                      1996
                                 --------------------------- ------------------------- -------------------------
                                              WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                  SHARES       AVERAGE        SHARES      AVERAGE       SHARES      AVERAGE
OPTIONS                            (000)    EXERCISE PRICE    (000)    EXERCISE PRICE   (000)    EXERCISE PRICE
-------------------------------- ---------- ---------------- --------- --------------- --------- ---------------
Outstanding-beginning of year       3,156        $22.76        2,557         $17.79        952         $ 6.50
Granted                             3,417         32.81        1,384          27.84      1,911          21.74
Exercised                            (384)        16.39         (498)         11.16       (258)          7.64
Canceled                           (2,019)        36.51         (287)         23.29        (48)          5.82
                                 ----------                  ---------                 ---------
Outstanding-end of year             4,170         24.93        3,156          22.76      2,557          17.79
                                 ==========                  =========                 =========

Options exercisable at year-end     1,055                        667                       527
Weighted-average fair value of
  options granted during the
  year                             $16.80                     $14.65                    $13.36

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 1998:


                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ------------------------------------------------------    --------------------------------
                          NUMBER        WEIGHTED-AVERAGE                            NUMBER
RANGE OF                OUTSTANDING         REMAINING       WEIGHTED-AVERAGE     EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES            (000)        CONTRACTUAL LIFE    EXERCISE PRICE          (000)       EXERCISE PRICE
--------------------- ---------------- -------------------- ----------------    --------------- ----------------
$ 3.00  - $ 8.00              228                 6.7           $  5.54               144           $ 5.63
  8.01  -  20.00              362                 7.3             17.04               214            16.81
 20.01  -  25.63            3,107                 8.6             24.96               657            25.11
 25.64  -  44.56              473                 9.9             40.18                40            39.02
                      ----------------                                          ---------------
                            4,170                                                    1,055
                      ================                                          ===============


    Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rate of 4.4% to 6.5%; dividend yield of 0%; expected lives of 7 to 10 years; and volatility of 36.8% to 45.0%.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):


                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                             1998         1997         1996
                                                         ------------- ------------ -----------
            Net income (loss):
                As reported                                 $22,312       $ 4,001      $(4,760)
                Pro forma                                   $13,368       $(4,019)     $(9,551)
            Diluted net income (loss) per share:
                As reported                                 $  1.11       $  0.20      $ (0.52)
                Pro forma                                   $  0.67       $ (0.21)     $ (0.94)

11.  STOCKHOLDERS RIGHTS AGREEMENT

     The Board of Directors adopted a Stockholders Rights Agreement ("Rights Agreement") effective April 25, 1996. All shares of common stock issued by the Company between the date of adoption of the Rights Agreement and the Distribution Date (as defined below) have rights attached to them. The rights expire ten years after adoption of the Rights Agreement. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock at a price of $85.00 (the "Purchase Price"). Until a right is exercised, the holder thereof will have no rights as a stockholder of the Company.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a "Distribution Date") upon the earlier to occur of (1) ten days following a public announcement that a person or group (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. However, neither Paul J. Klaassen nor Teresa M. Klaassen (nor their affiliates, associates or estates), each of whom, as of the date of adoption of the Rights Agreement, beneficially owned in excess of 20% of the outstanding shares of common stock, will be deemed an "Acquiring Person," unless they acquire an additional 2% of the common stock which was outstanding at the time of completion of the Company's initial public offering.

    In general, if a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, each holder of a right may exercise the right by purchasing common stock having a value equal to two times the Purchase Price. If at any time following the Stock Acquisition Date (1) the Company is acquired in a merger or other business combination transaction in which it is not the surviving corporation (other than a merger which follows an offer described in the preceding paragraph), or (2) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors of the Company generally may redeem the rights at a price of $0.005 per right at any time until ten days after an Acquiring Person has been identified as such.

12.  NET INCOME (LOSS) PER COMMON SHARE

    The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, expect per share amounts):

                                                                          YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                                1998               1997               1996
                                                          -----------------   ----------------   ----------------
     Numerator:
        Net income (loss)                                         $22,312             $ 4,001           $ (4,760)
        Dividend preference attributable to
          Series A Preferred Stock                                      -                   -               (858)
        Dividends attributable to Series B
          Exchangeable Preferred Stock                                  -                   -               (348)
                                                          -----------------   ---------------    ----------------
        Numerator for basic and diluted net income
          (loss) per  share                                       $22,312             $ 4,001           $ (5,966)
                                                          =================   ===============    ================
     Denominator:
        Denominator for basic net income (loss)
          per common share-weighted average shares                 19,288              18,722             11,474
        Effect of dilutive securities:
          Employee stock options and warrants                         744               1,161                  -
                                                          -----------------   ----------------   ----------------
          Denominator for diluted net income
            (loss) per common share-weighted
            average shares plus assumed conversions                20,032              19,883             11,474
                                                          =================   ================   ================

     Basic net income (loss) per common share                   $   1.16            $   0.21           $  (0.52)
                                                          =================   ================   ================

     Diluted net income (loss) per common share                 $   1.11            $   0.20           $  (0.52)
                                                          =================   ================   ================

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Certain shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's initial public offering, options are included under the treasury stock method to the extent they are dilutive.

13.  ACQUISITIONS AND DISPOSITIONS

     On February 5, 1997, the Company acquired a 120-unit assisted and independent living facility in Valencia, California and on August 19, 1997, the Company purchased a 76-unit assisted living facility in Napa, California. The Company had initially leased the Napa facility on April 1, 1997. On December 24, 1997, the Company acquired a 30-unit assisted and independent living facility in Dunwoody, Georgia and on December 31, 1997, the Company purchased a 29-unit assisted living facility located in Weston, Massachusetts. The combined acquisition price for all four facilities totaled $27.1 million.

     On May 1, 1997, the Company purchased the minority 50% interest held by an unrelated third party in a facility located in Raleigh, North Carolina. The purchase price of approximately $1.0 million was based on a buy-out schedule specified in the operating agreement of the limited liability company that holds title to the property.

     On October 1, 1997, the Company purchased each of the remaining 49% interests held by an unrelated third party in facilities located in Annapolis and Pikesville, Maryland for a purchase price of $3.1 million and $2.9 million, respectively. In September 1998, the Company completed the sale of these facilities for an aggregate purchase price of $29.3 million in cash. The Company will realize up to a $6.4 million gain from the transaction over a maximum of 15 quarters. The Company recognized a gain of $1.5 million on the sale in 1998. The remaining gain was deferred, the recognition of which is contingent upon future events. For tax purposes, the transaction is treated as a tax-free exchange. The Company will continue operating the facilities under long-term operating agreements.

     Each acquisition was accounted for using the purchase method with operations of the acquired facilities included in the Company's consolidated statement of operations beginning on their respective purchase dates. Purchase prices were allocated to assets acquired and liabilities assumed based upon estimated fair values at the time of purchase. No amounts were allocated to goodwill.

     In March 1998, the Company sold its minority interest in a tenancy-in-common that owned one facility resulting in a $0.5 million realized gain.

     The pro forma unaudited results of operation, assuming consummation of each purchase as of January 1, 1997, are as follows (in thousands, except per share amount):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                           1997
                                                                     -----------------
             Operating revenue                                            $ 97,190
             Net income                                                   $  4,117
             Diluted net income per common share                          $   0.21

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On October 18, 1998, the Company entered into a merger agreement to acquire Karrington Health, Inc., a Columbus-based leading assisted living provider, as amended on March 4, 1999. The Company plans to purchase Karrington in a tax-free, stock-for-stock transaction valued at approximately $94.9 million. The transaction will be accounted for using the purchase method of accounting.

     Under the amended merger agreement, Karrington would become a wholly owned subsidiary of the Company and each issued and outstanding Karrington common share, other than shares for which dissenters' rights are exercised, would be automatically converted into the right to receive 0.3333 of a share of the Company's common stock. Subject to satisfaction of the conditions set forth in the amended merger agreement, including approval of the amended merger agreement by Karrington shareholders, the Company expects to consummate its acquisition of Karrington during the second quarter of 1999.

14.  COMMITMENTS

     The Company leases its corporate office, regional offices, development offices and warehouse space under various leases. The corporate lease has a term of five years and expires in September 2001. The initial annual lease payments amount to $311,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The warehouse lease has a term of seven years and expires in May 2004. The initial annual base rent payments amount to $148,000, subject to annual increases of 3%. Also required are an amortization rent of $88,000 and a portion of operating expenses. Various other leases expire between 1999 and 2003.

    During 1998, the Company entered into an agreement to lease new office space for its corporate headquarters. The lease has a term of 12 years beginning when the building is completed. The lease has an initial annual base rent of $1.2 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule.

    The Company has also entered into operating leases for six facilities. Three commenced operations during 1997, two commenced operations in 1998, and the other is to commence operation in 1999. The operating lease terms vary from 15 years, with two ten-year extension options to 50 years. Also leased are three ground leases related to two facilities in operation and one under construction. In February 1999, the Company purchased one facility subject to an operating lease and which is currently under construction. Lease terms range from 75 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

    In December 1998, a subsidiary of the Company entered into a three year operating lease for six assisted living facilities. The Company has guaranteed the payment of all obligations of its subsidiary under the lease. There are no extension options, however, the Company has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If the Company exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, the Company is entitled to the excess. However, if the proceeds from the sale are less than the obligation under the lease, the Company is obligated to fund the difference. The Company is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires the Company to maintain certain coverage ratios, liquidity and net worth. These six leased properties are currently subleased to Karrington under operating leases which expire in May 2010 through May 2011.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 1998 are as follows (in thousands):

                     1999                  $  8,418
                     2000                    10,611
                     2001                    51,038
                     2002                     6,572
                     2003                     6,404
                     Thereafter              85,154
                                         --------------
                                           $168,197
                                         ==============


    The Company has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $73.7 million. The Company is pursing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

15.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Prior to formation of the Company on January 4, 1995, equity interests in partnerships in predecessor entities were held in partnerships, limited liability companies and subchapter S corporations, all of which passed through tax liabilities and benefits to the owners. The transfer of assets at the formation of the Company was taxable, in part, to the owners. Accordingly, the tax basis of a majority of the property and equipment of the Company exceeds its respective book basis for financial reporting purposes.

    The primary components of the Company's net deferred tax asset are as follows (in thousands):


                                                            DECEMBER 31,
                                                       ----------- -----------
                                                          1998        1997
                                                       ----------- -----------
                      Deferred tax assets:
                        Property and equipment           $ 2,116   $   8,636
                        Operating loss carryforward        7,776       7,921
                        Deferred revenue                       -         379
                        Accrued expenses                   1,719         888
                        Other                              1,280       1,100
                                                       ----------- -----------
                      Total gross deferred tax assets     12,891      18,924
                      Less valuation allowance            (8,569)    (18,334)
                      Deferred tax liabilities              (344)       (590)
                                                       ----------- -----------
                      Net deferred tax amount            $ 3,978   $       -
                                                       =========== ===========


    At December 31, 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $19.7 million which expire from 2010 through 2012. At December 31, 1998, the Company had alternative minimum tax credits of approximately $79,000 available to offset future federal tax liabilities. These tax credits do not expire.

    Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that the Company will generate any earnings or any specific level of earnings in future years, the Company established a valuation allowance on the net deferred tax assets at December 31, 1998 and 1997. Approximately $6.0 million of the valuation allowance in 1998 and 1997 resulted from the tax benefit of non-qualified stock options that have not been recognized for tax purposes. When the valuation allowance is released, the tax benefit will be credited directly to equity.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Significant components of the provision for income taxes are as follows (in thousands):


                                                              YEAR ENDED DECEMBER 31,

                                                  --------------- --------------- ----------------
                                                       1998            1997            1996
                                                  --------------- --------------- ----------------
Current:
     Federal                                        $  3,521      $        -      $        -
     State                                               457               -               -
                                                  --------------- --------------- ----------------
  Total current                                     $  3,978      $        -      $        -
                                                  =============== =============== ================
Deferred:
     Federal                                        $  3,891      $   (2,553)     $   (3,348)
     State                                             1,897            (545)           (722)
     (Decrease) increase in valuation allowance       (9,766)          3,098           4,070
                                                  --------------- --------------- ----------------
  Total deferred                                    $ (3,978)     $        -      $        -
                                                  =============== =============== ================


    In 1998, 1997 and 1996, the Company paid income taxes of $0.9 million, $0.1 million and $8,000, respectively. Current taxes payable for 1998 have been reduced by approximately $3.6 million reflecting the tax benefit to the Company of employee stock options exercised during the year. The tax benefit has been recognized as an increase to paid-in capital.

    The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                           1998          1997           1996
                                                       ------------- -------------- --------------
             Statutory rate                                  35%           34%           (34)%
             State taxes, net                                 6             7             (7)
             Tax exempt interest                             (4)           (7)             -
             Stock options                                    -           (96)             -
             Other                                            7             5              -
             Valuation allowance                            (44)           57             41
                                                       -------------- ------------- --------------
                                                              0%            0%             0%
                                                       ============== ============= ==============


16.  RELATED-PARTY TRANSACTIONS

SUNRISE ASSISTED LIVING FOUNDATION

    Paul and Teresa Klaassen, the Company's founders, operate two schools, including day care centers, through a not-for-profit organization, Sunrise Assisted Living Foundation ("SALF"). SALF reimbursed the Company monthly for use of office facilities and support services in the amounts of $84,000 in 1998, $68,000 in 1997 and $60,000 in 1996. Such amounts are included in operating revenue.

GROUND LEASE

    The Company has a 99 year ground lease with one of the Company's founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under this lease was $262,000 for the years ended December 31, 1998, 1997 and 1996. The Company subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by the Company under the ground lease. Sublease rental income was $131,000, $131,000 and $132,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Lease expense is recorded net of the sublease income.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JOINT VENTURE

    The Company has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. A director of the Company is a general partner in the third party that is providing the equity capital. The joint venture has acquired a property near London, England on which it is developing an independent living, an assisted living and an Alzheimer's care facility. The joint venture also has assumed purchase contracts for two properties in Canada, on which it intends to develop assisted living facilities. The Company will provide management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of December 31, 1998, the third party has provided approximately $5.1 million and the Company has provided $0.4 million of equity capital to the joint venture.

17.  PROFIT-SHARING PLAN

    The Company has a profit-sharing plan (the "Plan") under Internal Revenue Code Section 401(k). All employees of the Company are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. The Plan contains three elements -- employee salary contributions, discretionary matching employer contributions and special discretionary employer contributions. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 16%. Prior to April 1, 1997, the Plan provided that the employer contribute $0.25 for every dollar the employee contributes, up to 7% of the employee's annual compensation. In April 1997, the Company amended the regular matching contributions to discretionary matching contributions. Matching contributions made by the Company totaled $177,000, $121,000 and $88,000 during 1998, 1997 and 1996, respectively. No discretionary profit-sharing contributions were made during these periods.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts. The fair values of the investments and notes receivable are discussed in Notes 4 and 5.

    Cash equivalents, accounts receivable, accounts payable and accrued expenses, marketable securities, investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

    Fixed rate debt with an aggregate carrying value of $260.3 million, excluding a $1.0 million loan discount, has an estimated aggregate fair value of $269.8 million at December 31, 1998. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $169.0 million at December 31, 1998. The interest rate swaps related to floating rate debt (see Note 8) has an estimated fair value of $0.9 million at December 31, 1998.

    Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and current estimates of fair value may differ from the amounts presented herein.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.  INFORMATION ABOUT THE COMPANY'S SEGMENTS

    The Company primarily derives income from two types of services: (1) resident services and (2) management services. Resident services are further segmented into two stages of operations consisting of stabilized facilities and lease-up facilities. Stabilized facilities represent owned facilities opened or operated by the Company for at least 12 months, or that have achieved occupancy percentages of 95% or above. Lease-up facilities represent those facilities owned by the Company that are operating in their early stages but are not considered stabilized. Management services include fees from long-term management contracts or development contracts for facilities owned by unconsolidated joint ventures and other third party owners.

    The Company evaluates performance for stabilized and lease-up facilities based on a measure of segment operating income (defined as resident fees less facility operating expenses). The Company evaluates performance for management services based on the amount of revenues and expenses recognized versus forecasted revenues and expenses in a predetermined business plan.

    The Company's stabilized and lease-up segments offer the same products and services; however, the segments are managed separately because they have significantly different revenues, operating income and occupancy. The types of products and services these segments derive their revenues primarily include assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility (Basic Care); additional specialized care and services to residents with certain low acuity medical needs (Plus Care); and specialized services for residents with Alzheimer's disease or other forms of dementia (Reminiscence Care).

    Management services is a separate business unit of the Company and is managed separately because of different marketing strategies and revenue structures. Management services derive its revenues through fees associated with management, development and consulting services for third-parties and unconsolidated joint ventures that own and/or operate assisted living facilities and for facilities owned and consolidated by the Company.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Segment information is as follows (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                             1998       1997        1996
                                                                           ---------- ---------- -----------
Operating Revenue:
   Resident services:
     Stabilized                                                             $ 83,029    $54,888   $ 41,426
     Lease-up                                                                 68,849     30,756      2,745
   Management services:
     External                                                                 16,798      4,240      3,174
     Internal                                                                  7,888      4,538      2,344
   Other                                                                       2,036          -          -
   Elimination of intersegment revenue                                        (7,888)    (4,538)    (2,344)
                                                                          ----------- ---------- -----------
     Total consolidated operating revenue                                    170,712     89,884     47,345
                                                                          ----------- ---------- -----------
Operating Expenses:
   Resident services:
     Stabilized                                                               53,663     36,802     28,374
     Lease-up                                                                 43,059     21,022      2,244
   Management services                                                        13,746     11,814     11,209
   Elimination of intersegment expenses                                       (7,888)    (4,538)    (2,344)
                                                                          ----------- ---------- -----------
     Total consolidated operating expenses                                   102,580     65,100     39,483
                                                                          ----------- ---------- -----------
     Segment operating income                                                 68,132     24,784      7,862

Reconciliation to net income (loss):
   Facility pre-rental                                                         3,194      3,126        837
   General and administrative                                                  2,078      1,100        416
   Depreciation and amortization                                              21,650     10,592      4,048
   Facility lease                                                              3,014      1,532        130
                                                                          ---------- ----------- -----------
     Income from operations                                                   38,196      8,434      2,431
   Interest expense, net                                                     (15,430)    (4,613)    (6,425)
   Equity in earnings (losses) of unconsolidated assisted
     living facilities                                                            54         88        (12)
   Minority interests                                                           (508)        92        227
   Unusual charge                                                                  -          -       (981)
                                                                          ----------- ---------- -----------
     Total consolidated net income (loss)                                   $ 22,312    $ 4,001   $ (4,760)
                                                                          =========== ========== ===========



                                                                                 AS OF DECEMBER 31,
                                                                                1998            1997
Assets:                                                                    --------------- ----------------
-------
Stabilized facilities                                                          $ 219,794      $ 167,088
Lease-up facilities                                                               89,552        125,964
Other segment assets                                                               8,511         47,309
Corporate                                                                        365,554        215,899
                                                                           --------------- ----------------
     Total consolidated assets                                                 $ 683,411      $ 556,260
                                                                           =============== ================


    Other revenues for the year ended December 31, 1998 consist of realized gains on the sale of assisted living facilities (see Note 13 for further discussion).

    Management services revenue from operations in England was $703,000 for the year ended December 31, 1998. The remaining revenues and all long-lived assets are domestic.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20.  UNUSUAL CHARGE

    To avoid a possible change in the Company's ability to continue to manage two facilities resulting from the reduction in the ownership interest in the Company of Paul J. Klaassen, the Company's Chairman of the Board, Chief Executive Officer and co-founder, and Teresa M. Klaassen, the Company's Executive Vice President and co-founder following the Company's initial public offering, the Company made a $1.0 million cash payment to the third-party limited partner in these two facilities in June 1996. The payment was made in exchange for the transfer to the Company by the third-party of additional 1% partnership interests in each facility with a total book value of $18,700 and the elimination of any requirement for the Klaassens to maintain a specified ownership interest in the Company.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of quarterly results of operations for the fiscal quarters indicated (in thousands, except per share amounts):


                                     1st Quarter       2nd Quarter      3rd Quarter    4th Quarter
                                   ----------------- ----------------- --------------- -------------
1998
----
Operating revenue                     $  34,912          $ 40,454         $  46,152     $  49,194
Net income                            $   3,623          $  4,586         $   6,686     $   7,417
Diluted net income per
  common share                        $    0.18          $   0.23         $    0.33     $    0.36

1997
----
Operating revenue                     $  16,544          $ 18,655         $  24,264     $  30,421
Net income                            $     134          $    376         $   1,318     $   2,173
Diluted net income per
  common share                        $    0.01          $   0.02         $    0.07     $    0.11

    The sum of diluted net income per common share for the four quarters in 1998 and 1997 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of the Company's common stock during the year.