Form 10-Q
period 1999-03-31
SUNRISE ASSISTED LIVING INC
filed 1999-05-13
CIK 1011064

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Period Ended March 31, 1999

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period From _______ to ________

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


   As of May 3, 1999, there were 19,535,285 shares of the Registrant's Common Stock outstanding.

===============================================================================

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                                 MARCH 31, 1999

                                     INDEX

            PART I.  FINANCIAL INFORMATION                                            PAGE
            Item 1. Financial Statements

                    Consolidated Balance Sheets at March 31, 1999 and
                    December 31, 1998                                                  3

                    Consolidated Statements of Operations for the three
                    months ended March 31, 1999 and 1998                               4

                    Consolidated Statements of Cash Flows for the three
                    months ended March 31, 1999 and 1998                               5

                    Notes to Consolidated Financial Statements                         6

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               13

            Item 3. Quantitative and Qualitative Disclosure About Market Risk         26

            PART II.  OTHER INFORMATION

            Item 4. Submission of Matters to a Vote of Security Holders               28

            Item 6. Exhibits and Reports on Form 8-K                                  29

            Signatures                                                                30

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      March 31,            December 31,
                                                                                        1999                   1998
                                                                                     -----------           ------------
                                                                                     (Unaudited)
ASSETS
 Current Assets:
     Cash and cash equivalents                                                       $  38,889                 $  54,197
     Accounts receivable, net                                                           13,684                    17,818
     Notes receivable                                                                   13,892                       754
     Deferred income taxes                                                               2,568                     3,978
     Prepaid expenses and other current assets                                          25,896                    15,921
                                                                                     ---------                 ---------
        Total current assets                                                            94,929                    92,668
 Property and equipment, net                                                           548,693                   512,708
 Notes receivable                                                                       37,472                    34,919
 Investments                                                                            28,070                    28,329
 Other assets                                                                           16,378                    14,787
                                                                                     ---------                 ---------
        Total assets                                                                 $ 725,542                 $ 683,411
                                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Accounts payable                                                                $   2,574                 $   3,556
     Accrued expenses and other current liabilities                                     14,817                    14,049
     Deferred revenue                                                                    3,026                     3,722
     Current maturities of long-term debt                                                1,817                     1,768
                                                                                     ---------                 ---------
        Total current liabilities                                                       22,234                    23,095
 Long-term debt, less current maturities                                               459,219                   426,558
 Investments in unconsolidated assisted living facilities                                1,229                     1,003
 Other long-term liabilities                                                             2,959                     3,194
                                                                                     ---------                 ---------
        Total liabilities                                                              485,641                   453,850
 Minority interests                                                                      3,097                     1,906
 Preferred stock, $0.01 par value, 10,000,000 shares authorized,
        no shares issued and outstanding                                                     -                         -
 Common stock, $0.01 par value, 60,000,000 shares authorized,
        19,533,685 and 19,446,427 shares issued and outstanding
        in 1999 and 1998                                                                   195                       194
 Additional paid-in capital                                                            218,705                   216,783
 Retained earnings                                                                      17,904                    10,678
                                                                                     ---------                 ---------
        Total stockholders' equity                                                     236,804                   227,655
                                                                                     ---------                 ---------
        Total liabilities and stockholders' equity                                   $ 725,542                 $ 683,411
                                                                                     =========                 =========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                             Three months ended
                                                                                 March 31,
                                                               ---------------------------------------------
                                                                   1999                           1998
                                                               ------------                  ---------------
                                                                                (Unaudited)
Operating revenue:
 Resident fees                                                   $ 44,318                       $ 31,311
 Management services income                                         4,958                          3,112
 Facility contract services                                         1,135                              -
 Realized gain on assisted living facilities                          967                            489
                                                                 --------                       --------
   Total operating revenue                                         51,378                         34,912
                                                                 --------                       --------

Operating expenses:
 Facility operating                                                25,406                         18,659
 Facility contract services                                         1,028                              -
 Facility development and pre-rental                                1,067                          1,708
 General and administrative                                         3,651                          2,952
 Depreciation and amortization                                      5,840                          4,534
 Facility lease                                                       684                            638
                                                                 --------                       --------
   Total operating expenses                                        37,676                         28,491
                                                                 --------                       --------

Income from operations                                             13,702                          6,421

Other income (expense):
 Interest income                                                    2,586                          1,733
 Interest expense                                                  (6,706)                        (4,696)
                                                                 --------                       --------
  Total other expense                                              (4,120)                        (2,963)

Equity in (losses) earnings of unconsolidated
 assisted living facilities                                            (6)                           176
Minority interests                                                   (191)                           (11)
                                                                 --------                       --------
Income before income taxes                                          9,385                          3,623
Provision for income taxes                                         (2,159)                            -
                                                                 --------                       --------

Net income                                                       $  7,226                       $  3,623
                                                                 ========                       ========




Net income per common share:

    Basic                                                        $   0.37                       $   0.19
                                                                 ========                       ========

    Diluted                                                      $   0.35                       $   0.18
                                                                 ========                       ========


                            See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                     -------------------------------------
                                                                                        1999                        1998
                                                                                     ------------               ----------
                                                                                                   (Unaudited)
OPERATING ACTIVITIES
Net income                                                                            $  7,226                  $  3,623
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Gain on sale of interests                                                              (70)                     (489)
    Equity in losses (earnings) of unconsolidated
        assisted living facilities                                                           6                      (176)
    Minority interests                                                                     191                        11
    Provision for bad debts                                                                191                       271
    Provision for deferred income taxes                                                  1,410                         -
    Depreciation and amortization                                                        5,840                     4,534
    Amortization of discount on investments                                               (575)                        -
    Amortization of premium on investments                                                   6                         -
    Amortization of financing costs and discount on long-term debt                         535                       513
    Changes in assets and liabilities:
        (Increase) decrease:
            Accounts receivable                                                          3,957                    (1,184)
            Prepaid expenses and other current assets                                   (7,331)                    1,257
            Other assets                                                                (2,035)                   (2,509)
        Increase (decrease):
            Accounts payable and accrued expenses                                           66                    (3,249)
            Deferred revenue                                                              (732)                      299
            Other liabilities                                                             (126)                     (445)
                                                                                      --------                  --------
 Net cash provided by operating activities                                               8,559                     2,456
                                                                                      --------                  --------
INVESTING ACTIVITIES
Investment in property and equipment                                                   (51,533)                  (29,828)
Increase in investment and notes receivable                                            (12,385)                     (137)
Increase in restricted cash and cash equivalents                                          (231)                     (355)
Contributions to investments in unconsolidated
 assisted living facilities                                                               (145)                     (344)
Distributions from investment in unconsolidated
 assisted living facilities                                                                 19                         -
Proceeds from investments and notes receivable                                           5,133                         -
                                                                                      --------                  --------
 Net cash used in investing activities                                                 (59,142)                  (30,664)
                                                                                      --------                  --------
FINANCING ACTIVITIES
Additional borrowings under long-term debt                                              33,061                        28
Repayment of long-term debt                                                               (456)                  (16,378)
Net proceeds from exercised options                                                      1,923                     3,308
Capital contribution from minority interest                                              1,000                         -
Financing costs paid                                                                      (253)                     (471)
                                                                                      --------                  --------
 Net cash provided by (used in) financing activities                                    35,275                   (13,513)
                                                                                      --------                  --------
Net decrease in cash and cash equivalents                                              (15,308)                  (41,721)
Cash and cash equivalents at beginning of period                                        54,197                    82,643
                                                                                      --------                  --------
Cash and cash equivalents at end of period                                            $ 38,889                  $ 40,922
                                                                                      ========                  ========





                            See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 1999 and 1998 pursuant to the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Shareholders. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

      Certain 1998 balances have been reclassified to conform with the 1999 presentation.

  2.  LONG-TERM DEBT

      Long-term debt was $461.0 million at March 31, 1999 compared to $428.3 million at December 31, 1998.

      On June 6, 1997, the Company issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The convertible notes are redeemable at the option of the Company commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require the Company to repurchase the convertible notes upon a change of control of the Company.

      The Company has an $86.0 million, excluding a $0.9 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $21.0 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

      A subsidiary of the Company has a syndicated revolving credit facility for $250.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in December 2000, with the right to extend, and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $150.0 million of advances outstanding

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

  under this credit facility as of March 31, 1999. In May 1999, Sunrise obtained a commitment to increase the credit facility to $400.0 million at an interest rate of LIBOR plus 1.50%.

      A subsidiary of the Company has received a commitment for a $32.1 million revolving construction credit facility. The Company closed $32.1 million of the total commitment. The credit facility provides for construction and interim loans to finance the development of up to seven assisted living facilities. The Company has agreed to guarantee the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of five years and is secured by cross-collateralized first mortgages on the real property and liens on receivables. Advances under the credit facility bear variable interest rates based upon LIBOR plus 2.00% to LIBOR plus 2.35%. There were $4.7 million of advances outstanding under this facility as of March 31, 1999.

      A subsidiary of the Company has received a commitment for a $15.7 million revolving construction credit facility. The credit facility provides for construction and interim loans to finance the development of up to two assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is for a term of three years and is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the credit facility bear variable interest rates based upon LIBOR plus 1.25% to LIBOR plus 1.75%. There were $8.0 million of advances outstanding under this facility as of March 31, 1999.

      As of March 31, 1999, the Company has various other debt outstanding totaling approximately $63.2 million with interest rates ranging from 6.7% to 8.5%.

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

      In May 1999, the Company received a loan commitment from a new lender to provide approximately $88.0 million secured by eight assisted living properties. The loan will accrue interest at 7.14% and have a term of 10 years.

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

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


      A summary of the Company's stock option activity and related information as of March 31, 1999, is presented below:


                                       Shares        Weighted - Average
Fixed Options                          (000)           Exercise Price
-------------                       ---------------------------------------
Outstanding - January 1, 1999           4,170              $24.93
Granted                                   191               37.62
Exercised                                 (87)              22.03
Canceled                                  (76)              31.38
                                        =====

Outstanding - March 31, 1999            4,198               25.58
                                        =====

Exercisable - March 31, 1999            1,112
                                        =====

      The following table summarizes information about stock options outstanding at March 31, 1999:

                                        Options Outstanding                  Options Exercisable
                             ------------------------------------------------------------------------
                                              Weighted-       Weighted-                    Weighted-
                                Number         Average         Average       Number         Average
Range of                     Outstanding      Remaining       Exercise     Exercisable     Exercise
Exercise Prices                 (000)     Contractual Life       Price         (000)          Price
-----------------------------------------------------------------------------------------------------
$ 3.00 to  8.00                    221           6.4          $  5.53           138        $  5.63
  8.01 to 20.00                    352           7.1            17.22           203          17.11
 20.01 to 25.63                  2,970           8.4            24.95           727          25.09
 25.64 to 44.56                    655           9.6            39.68            44          39.42
                                 -----                                        -----
                                 4,198                                        1,112
                                 =====                                        =====


  4.  COMMITMENTS AND CONTINGENCIES

      The Company has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $87.3 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


      During the third quarter 1998, the Company completed the sale of two assisted living communities for an aggregate purchase price of $29.3 million in cash resulting in a $6.4 million gain from the transaction. To date, the Company has recognized $2.5 million of the gain, of which $1.0 million was recognized during the three months ended March 31, 1999. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transaction was set up as a tax-free exchange. The Company will continue operating the facilities under long-term operating agreements.

      In May 1999, Sunrise entered into an agreement for the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. If the sale is consummated, Sunrise will realize up to an approximate $11.3 million gain from the transaction over a maximum of 12 quarters. For tax purposes, the transaction will be treated as a tax-free exchange. Sunrise will continue operating the facilities under long-term operating agreements. The transaction is expected to close in the second quarter of 1999.

  5.  NET INCOME PER COMMON SHARE

      The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                         1999             1998
                                                        ------------------------
Numerator for basic and diluted net income
 per share                                              $ 7,226          $ 3,623
                                                        =======          =======
Denominator:
 Denominator for basic net income per
   common share-weighted average shares                  19,491           19,089
 Effect of dilutive securities:
   Employee stock options                                 1,052            1,392
   Warrants                                                   -               30
                                                        -------          -------
Denominator for diluted net income per common
  share-weighted average shares plus assumed
  conversions                                            20,543           20,511
                                                        -------          -------

Basic net income per common share                       $  0.37          $  0.19
                                                        =======          =======

Diluted net income per common share                     $  0.35          $  0.18
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

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $17.6 million and $11.8 million as of March 31, 1999 and December 31, 1998, respectively, which relate primarily to development activities.

7.  RELATED-PARTY TRANSACTIONS

      The Company has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. A director of the Company is a general partner in the third party that is providing such equity capital. Currently, the joint venture has one property under development in the United Kingdom and two properties under development in Canada. The Company provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of March 31, 1999, the third party has provided approximately $7.1 million and the Company has provided $0.4 million of equity capital to the joint venture.

      The Company has committed to provide a revolving credit arrangement of up to approximately $3.4 million to a subsidiary of the joint venture. Interest on advances made under the credit arrangement accrues at 12%. The outstanding principal and unpaid accrued interest are due on November 4, 2001. At March 31, 1999, the outstanding principal balance and unpaid accrued interest under the credit arrangement totaled approximately $3.5 million.

8.  INFORMATION ABOUT THE COMPANY'S SEGMENTS

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

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Segment information is as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   1999          1998
                                                               ----------------------------
Operating Revenue:
  Resident Services:
    Stabilized                                                    $  34,710      $  20,211
    Lease-up                                                          9,608         11,100
  Management services:
    External                                                          6,093          3,112
    Internal                                                          2,352          1,623
  Other                                                                 967            489
  Elimination of intersegment revenue                                (2,352)        (1,623)
                                                               ----------------------------
    Total operating revenue                                          51,378         34,912
                                                               ----------------------------
Operating expenses:
  Resident Services:
    Stabilized                                                       21,122         13,180
    Lease-up                                                          6,636          7,102
  Management services                                                 4,856          3,257
  Elimination of intersegment expenses                               (2,352)        (1,623)
                                                               ----------------------------
    Total operating expenses                                         30,262         21,916
                                                               ----------------------------
    Segment operating income                                         21,116         12,996

Reconciliation to income before income taxes:
  Facility pre-rental                                                   410            918
  General and administrative                                            480            485
  Depreciation and amortization                                       5,840          4,534
  Facility lease                                                        684            638
                                                               ----------------------------
    Income from operations                                           13,702          6,421
  Interest expense, net                                              (4,120)        (2,963)
  Equity in (losses) earnings of unconsolidated assisted
    living facilities                                                    (6)           176
  Minority interests                                                   (191)           (11)
                                                               ----------------------------
    Total consolidated income before income taxes                  $  9,385       $  3,623
                                                               ============================

                                                                  MARCH 31,    DECEMBER 31,
Assets:                                                              1999          1998
-------                                                        ----------------------------
Stabilized facilities                                             $ 310,962     $ 219,794
Lease-up facilities                                                  23,999        89,552
Other segment assets                                                 10,815         8,511
Corporate                                                           379,766       365,554
                                                               ============================
   Total consolidated assets                                      $ 725,542     $ 683,411
                                                               ============================

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

      Other revenues for the three months ended March 31, 1999 and 1998 consist of realized gains on the sale of assisted living facilities.

9.  ACQUISITIONS

      On October 18, 1998, the Company entered into a merger agreement to acquire Karrington Health, Inc., a Columbus-based leading assisted living provider, as amended on March 4, 1999. The Company plans to acquire Karrington in a tax-free, stock-for-stock transaction valued at approximately $94.9 million. The transaction will be accounted for using the purchase method of accounting.

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

      Pursuant to the amended merger agreement, the Company has agreed to make available to Karrington a fully secured line of credit in the principal amount of up to $16.5 million. Sunrise advanced $13.1 million to Karrington under this line of credit as of March 31, 1999. The note matures in January 2000 and interest accrues at 10.0%.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 1998 Annual Report on Form 10-K. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

  OVERVIEW

      Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 82 facilities in 15 states with a capacity of approximately 7,100 residents, including 70 facilities owned by Sunrise or in which it has ownership interests and 12 facilities managed for third parties. Sunrise also operates two skilled nursing facilities owned by a third party.

      Sunrise has continued to experience growth in operations over the 12 months ended March 31, 1999. During this period, Sunrise began operating an additional 11 facilities owned by it and managing an additional three facilities for independent third parties. Sunrise also entered into several new development contracts during the 12 months ended March 31, 1999. As a result, operating revenue increased substantially to $51.4 million for the three months ended March 31, 1999 from $34.9 million for the three months ended March 31, 1998. Net income increased by $3.6 million to $7.2 million for the three months ended March 31, 1999, or $0.35 per share (diluted), from $3.6 million for the three months ended March 31, 1998, or $0.18 per share (diluted). The increase in net income between the two periods was attributable to the additional facilities operated in the three months ended March 31, 1999, increases in development contracts with independent third parties and Sunrise's ability to control operating expenses during the expansion of operations. Operating expenses decreased as a percentage of operating revenue by 8.3% between the three months ended March 31, 1999 and 1998. See "Results of Operations" for further discussion.

      Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 22 facilities under construction with a resident capacity of over 2,000. Sunrise also has entered into contracts to purchase 54 additional development sites, 15 of which are zoned, and to lease three additional sites under long-term ground leases. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Also in December 1998, Sunrise entered into development agreements with Karrington. Under the agreements, Sunrise provides development and construction services relating to three facilities until each facility receives a certificate of occupancy.

      In January 1999, Sunrise and Karrington entered into a management consulting agreement and a management services agreement. Under the consulting agreement, Sunrise agreed to assist Karrington in the management of its assisted living facilities pending completion of the merger. Under the management services agreement, Sunrise receives a management fee of 7% of the revenues from the facilities to manage five of Karrington's facilities pending completion of the merger. Both agreements are for a term of one year.

      Sunrise initiated a previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and recognize gains on appreciated real estate. In September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland that will result in the realization of up to a $6.4 million gain over a maximum of 15 quarters.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      In May 1999, Sunrise entered into an agreement for the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. If the sale is consummated, Sunrise will realize up to an approximate $11.3 million gain from the transaction over a maximum of 12 quarters. For tax purposes, the transaction will be treated as a tax-free exchange. Sunrise will continue operating the facilities under long-term operating agreements. The transaction is expected to close in the second quarter of 1999.

      The Company has continued its efforts to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. A director of the Company is a general partner in the third party that is providing such equity capital. Currently, the joint venture has one property under development in the United Kingdom and two properties under development in Canada. Sunrise provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of March 31, 1999, the third party has provided approximately $7.1 million and Sunrise has provided $0.4 million of equity capital to the joint venture.

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

  RESULTS OF OPERATIONS

      Operating Revenue. Operating revenue for the three months ended March 31, 1999 increased 47.2% to $51.4 million from $34.9 million for the three months ended March 31, 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for the three months ended March 31, 1999 increased $13.0 million, or 41.5%, to $44.3 million from $31.3 million for the three months ended March 31, 1998. This increase was due primarily to the inclusion for the three months ended March 31, 1999 of approximately $5.5 million of resident fees generated from the operations of assisted living facilities open during the three months ended March 31, 1999 that were not open during the three months ended March 31, 1998. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees, and the average resident occupancy for facilities that were owned and operated by Sunrise during both periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% or above, increased to 95.6% for the three months ended March 31, 1999 compared to 92.9% for the three months ended March 31, 1998. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $96 for the three months ended March 31, 1999 from $84 for the three months ended March 31, 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence care services. Average resident occupancy for owned facilities in initial resident lease-up increased to 66.9% for the three months ended March 31, 1999 from 60.1% for the three months ended March 31, 1998. The average daily resident fee, excluding community fees for these facilities increased to $113 for the three months ended March 31, 1999 from $103 for the three months ended March 31, 1998.

      Management services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners and includes management fees, which are generally in the range of 5% to 7% of a managed facility's total operating revenue, for homes in operation and development fees for site acquisition, development services, facility design and construction management services. Management services income for the three months ended March 31, 1999 increased to $5.0 million from $3.1 million for the three months ended March 31, 1998. This increase resulted primarily from a $1.9 million increase in development and management fees to $4.9 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998 relating to the development and management of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development and management contracts entered into after the first quarter of 1998. Sunrise had 34 development and management contracts as of March 31, 1999 and 18 development and management contracts as of March 31, 1998.

      During the three months ended March 31, 1999, Sunrise recognized a gain of $1.0 million on the September 1998 sale of two assisted living communities. During the three months ended March 31, 1998, Sunrise recognized a gain of $0.5 million from the sale of its minority interest in a tenancy-in-common that owned one facility.

      Operating Expenses. Operating expenses for the three months ended March 31, 1999 increased by 32.2% to $37.7 million from $28.5 million for the three months ended March 31, 1998. The increase in operating expenses for the three months ended March 31, 1999 was attributable to increases in all of the following areas: facility operating expenses, facility contract services, general and administrative and depreciation and amortization.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Facility operating expenses for the three months ended March 31, 1999, increased 36.2% to $25.4 million from $18.7 million for the three months ended March 31, 1998. As a percentage of resident fees, facility operating expenses for the three months ended March 31, 1999, decreased to 57.3% from 59.6% for the three months ended March 31, 1998. Of the $6.7 million increase, $3.6 million was attributable to expenses from operations of additional assisted living facilities open during the three months ended March 31, 1999 that were not open during the same period in 1998 and $2.7 million was attributable to facilities operated for a full quarter in 1999 that were initially opened in the first quarter of 1998. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expense at facilities that were operational for a full quarter in both periods.

      Facility development and pre-rental expenses for the three months March 31, 1999, decreased 37.5% to $1.1 million from $1.7 million for the three months ended March 31, 1998. The $0.6 million decrease in facility and development expenses for the three months ended March 31, 1999 was primarily related to a decrease in start-up costs due to facilities being in earlier stages of development during the three months ended March 31, 1999 as compared to facilities under development during the three months ended March 31, 1998.

      General and administrative expenses for the three months ended March 31, 1999 increased 23.7% to $3.7 million from $3.0 million for the three months ended March 31, 1998. As a percentage of operating revenue, general and administrative expenses for the three months ended March 31, 1999 decreased to 7.1% from 8.5% for the three months ended March 31, 1998, reflecting the higher operating revenue in the 1999 period. The $0.7 million increase in general and administrative expenses for the three months ended March 31, 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

      Depreciation and amortization for the three months ended March 31, 1999 compared to the three months ended in March 31, 1998 increased $1.3 million, or 28.8%, to $5.8 million from $4.5 million for the three months ended March 31, 1998 primarily due to a $1.2 million increase in depreciation expense. Of the increase in depreciation expense, $0.7 million related to facilities open during the three months ended March 31, 1999 that were not open during the same period in 1998. The remaining increase was primarily due to additional depreciation expense related to facilities opened during 1998.

      Other Income (Expense). Interest income increased to $2.6 million for the three months ended March 31, 1999 compared to $1.7 million for the three months ended March 31, 1998. This increase was primarily due to an increase in interest income from long-term investments and notes receivable, offset, in part, by a decrease in funds available for investment. Interest expense increased for the three months ended March 31, 1999 to $6.7 million from $4.7 million for the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  three months ended March 31, 1998. Of this increase, $1.5 million was due to interest on additional borrowings under one of Sunrise's credit facilities. The remaining increase was primarily due to a decrease in capitalized interest for the three months ended March 31, 1999 versus the three months ended March 31, 1998 due to a reduction in the average balance of funded project costs.

      Provision for Income Taxes. The provision for income taxes was $2.2 million and zero for the three months ended March 31, 1999 and 1998, respectively. Income tax for the three months ended March 31, 1999 includes $3.6 million for federal and state income taxes. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $1.4 million for the three months ended March 31, 1999. As of March 31, 1999, Sunrise had net operating loss carryforwards of approximately $12.6 million available to offset future federal taxable income.

  LIQUIDITY AND CAPITAL RESOURCES

      To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At March 31, 1999, Sunrise had $461.0 million of outstanding debt, excluding $40,000 notes payable to an affiliate, at a weighted average interest rate of 6.5%. Of the amount of outstanding debt, Sunrise had $260.0 million of fixed-rate debt, excluding a $0.9 million loan discount, at a weighted average interest rate of 6.5%, and $201.9 million of variable rate debt at a weighted average interest rate of 6.5%.

      At March 31, 1999, Sunrise had approximately $38.9 million in unrestricted cash and cash equivalents, including $18.2 million in high-quality short-term investments (A1/P1 rated) and $72.7 million in net working capital and currently has $135.2 million of unused lines of credit.

      A subsidiary of Sunrise has a syndicated revolving credit facility for $250.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in December 2000 and includes two 12 month extension options, subject to the lender's approval. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $150.0 million of advances outstanding under this credit facility as of March 31, 1999. In May 1999, Sunrise obtained a commitment to increase the credit facility to $400.0 million at an interest rate of LIBOR plus 1.50%.

      Other subsidiaries have revolving credit facilities totaling $47.8 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  facilities bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 2.35% and totaled $12.7 million as of March 31, 1999.

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

      Sunrise has an $86.0 million, excluding a $0.9 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $21.0 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

      As of March 31, 1999, Sunrise had various other debt outstanding totaling approximately $63.2 million with interest rates ranging from 6.7% to 8.5%.

      Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. Sunrise recorded net interest expense for the three months ended March 31, 1999 and 1998 in the amounts of $132,000 and $12,000, respectively, for swap transactions.

      There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

      - require it to meet specified financial tests. For example, Sunrise's $86.0 million multi-property mortgage, which is secured by 15 of its 67 facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $250.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $185.3 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant;

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      - require consent for changes in management or control of Sunrise. For example, Sunrise's $250.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise;
      - restrict the ability of Sunrise subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and
      - require that Sunrise maintain minimum occupancy levels at its facilities to maintain designated levels of borrowings. For example, Sunrise's $250.0 million credit facility requires that 85% occupancy be achieved after 12 months for a newly opened facility and, following this 12-month period, be maintained at or above that level.

      In May 1999, the Company received a loan commitment from a new lender to provide approximately $88.0 million secured by eight assisted living properties. The loan will accrue interest at 7.14% and have a term of 10 years.

      Working capital increased to $72.7 million at March 31, 1999 from $69.6 million at December 31, 1998, primarily due to a net increase in working capital resulting from the sale of five facilities and an increase in notes receivable from Karrington which became current in January 1999. The increase was offset, in part, by a decrease in receivables related to management and development contracts.

      Sunrise has agreed to make available to Karrington a fully-secured line of credit in the principal amount of up to $16.5 million. Sunrise advanced $13.0 million to Karrington under this line of credit as of March 31, 1999. The note matures in January 2000 and interest accrues at 10.0%.

       Sunrise has also committed to provide a revolving credit arrangement of up to approximately $3.4 million to a subsidiary of a joint venture in the United Kingdom. Interest on the outstanding principal amount accrues at 12%. The arrangement expires on November 4, 2001. At March 31, 1999, the outstanding principal balance and unpaid accrued interest under this credit arrangement totaled approximately $3.5 million.

       Net cash provided by operating activities for the three months ended March 31, 1999 and 1998 was approximately $8.6 million and $2.5 million, respectively, corresponding to the increased number of facilities operated by Sunrise at March 31, 1999, compared to March 31, 1998.

      During the three months ended March 31, 1999 and 1998, Sunrise used $59.1 million and $30.7 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $51.5 million, which includes the purchase of one

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  assisted living facility, and $29.8 million for the three months ended March 31, 1999 and 1998, respectively, related to the construction of assisted living facilities. For the three months ended March 31, 1999, Sunrise also invested $12.4 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset by $5.1 million of proceeds from investments and notes receivable.

      Net cash provided by financing activities was $35.3 million for the three months ended March 31, 1999 compared to $13.5 million net cash used in financing activities for the three months ended March 31, 1998. Financing activities for the three months ended March 31, 1999 included additional borrowings of $33.1 million, offset, in part, by debt repayments of $0.5 million. Additional borrowings during the three months ended March 31, 1999 were primarily from one of Sunrise's credit facilities and were used to fund Sunrise's continued development of assisted living facilities. During the three months ended March 31, 1998, additional borrowings were $28,000 and debt repayments were $16.4 million.

      Sunrise currently estimates that the existing credit facilities, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under development. Additional financing will be required to complete additional development and to refinance existing indebtedness. If the acquisition of Karrington is completed, Sunrise estimates that it will cost between $261.0 million and $400.0 million to complete the 34 facilities the two companies have under development. Sunrise expects that the cash flow from the combined companies operations, together with borrowings under existing credit facilities, will be sufficient to fund the needs of the combined entity for at least six months following the merger. There can be no assurance that required financing and refinancing will be available on acceptable terms.

      The ability of Sunrise to achieve its development plans will depend upon a variety of factors, many of which will be outside the control of Sunrise.

  These factors include:

   - obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities without experiencing significant delays;
   - completing construction of new facilities on budget and on schedule; the ability to work with third-party contractors and subcontractors who construct the facilities;
   - shortages of labor or materials that could delay projects or make them more expensive;
   -  adverse weather conditions that could delay projects;
   - finding suitable sites for future development activities at acceptable prices; and
   - addressing changes in laws and regulations or how existing laws and regulations are applied.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

      The long-term care industry is highly competitive and the assisted living segment is becoming increasingly competitive. Sunrise competes with numerous other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. Although some competitors are significantly larger, there are no dominant companies in the assisted living segment. In a recent industry report, it is estimated that there are approximately 770,000 total assisted living beds currently available, and that the 25 largest owners of assisted living properties, which includes Sunrise, has 180,446 or only 23% of those currently available. The largest individual owner has only 3% of the total assisted living beds currently available. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In pursuing its growth strategies, Sunrise has experienced and expects to continue to experience increased competition in its efforts to develop and acquire assisted living facilities. Some of the present and potential competitors of Sunrise are significantly larger and have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise cannot assure that it will not encounter increased competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is Sunrise's policy to capitalize certain costs incurred to rent its facilities such as costs of model units, their furnishings and "grand openings" in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operation of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of Sunrise's development and leasing activities which are not considered to be within the scope of Statement 67 or Statement 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement 67 and Statement 91 is not affected by the provisions of SOP 98-5. The adoption of SOP 98-5 in January 1999 did not affect results of operations or the financial position of Sunrise.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement 133. Sunrise has not entered into any other derivative transactions. To date, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement 133 is not anticipated to affect results of operations or the financial position of Sunrise.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      State of Readiness. Sunrise started to formulate a plan to address the year 2000 issue in late 1996. Sunrise has given its vice president of information technology specific responsibility for managing its year 2000 plan. This vice president leads a multi-disciplinary team to make Sunrise's mission critical information technology systems and embedded systems year 2000 ready. Sunrise's plan for mission critical information technology systems consists of four phases:

      - inventory - identifying all mission critical information technology systems and risk rating each according to its potential business impact;
      - assessment - identifying mission critical information technology systems that use date functions and assessing them for year 2000 functionality;
      - remediation - reprogramming, or replacing where necessary, inventoried items to ensure they are year 2000 ready; and
      - testing - including date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

      Sunrise completed the inventory and assessment phases for substantially all of its mission critical information technology systems by year-end 1997. Sunrise's mission critical information technology systems are currently in the remediation and testing phases. Mission critical information technology systems implemented or updated that are year 2000 compliant include:

      -  the accounting general ledger system;
      -  the resident billing system;

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      -  the cash disbursement or accounts payable system;
      -  the development or project cost system;
      -  the fixed asset system;
      -  the employee stock option system;
      -  payroll and human resource system; and
      - substantially all software residing on Sunrise's home office and facility desk-top and lap-top computers.

      Sunrise plans to complete the remediation of substantially all of its mission critical systems by mid-1999 and the testing of all of its mission critical information technology systems by September 1999.

      Sunrise is approximately 75% complete in its assessment of embedded systems and expects to complete its assessment in June 1999, which includes the additional Karrington communities. Sunrise's remaining steps will then include testing selected embedded systems and remediating and testing systems that exhibit year 2000 issues. Sunrise intends to focus its testing and remediation efforts on select embedded systems at Sunrise's facilities, such as telephone, elevator, security, HVAC and similar systems. Sunrise plans to complete the assessment, remediation and testing of these systems by year-end 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 1999.

      Sunrise has investments in notes receivable, bonds and mortgages loans. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 15%. Investments in bonds and mortgage loans are secured by the operating properties subject to the debt and are with properties that are managed by

  Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, which ever is more favorable, in management's judgment at the time of financing.

      Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of December 31, 1999, Sunrise had two interest rate swap agreements which effectively establishes fixed rates of 7.3% on up to $19.0 million of long-term debt until June 2001 and 7.0% on up to $7.0 million of long-term debt until April 2003. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $201.9 million at March 31, 1999 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2.0 million.

      The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 1999.

                                                                                                    Estimated
                                                                                                       Fair
                                                         Maturity Date                                Market
                                   2000     2001       2002         2003     2004    Thereafter       Value
                                   ----     ----       ----         ----     ----    ----------       -----
                                                      (dollars in thousands)
   ASSETS
   Notes receivable
     Fixed rate                 $ 15,273  $ 3,533         --          --        --    $   500       $  17,121
      Average interest rate        10.0%    12.0%         --          --        --      10.0%              --
     Variable rate                    --       --         --     $31,254        --         --       $  31,254
      Average interest rate           --       --         --        9.9%        --         --              --
   Investments
     Bonds                            --       --         --          --        --    $ 5,750       $   5,750
      Average interest rate           --       --         --          --        --      11.0%              --
     Mortgages                        --       --         --          --        --    $22,320       $  22,320
      Average interest rate           --       --         --          --        --       9.7%              --

   LIABILITIES
   Debt
     Fixed rate                 $    905  $66,080   $ 22,214     $ 6,373   $   354    $12,703       $ 108,319
      Average interest rate         7.2%     8.5%       7.0%        7.2%      7.7%       7.1%              --
     Variable rate              $158,836  $24,385   $  4,733     $ 3,497   $10,411         --       $ 201,862
      Average interest rate         6.4%     6.7%       7.3%        8.4%      6.7%         --              --
     Convertible notes                --       --   $150,000          --        --         --       $ 161,250
      Average interest rate           --       --       5.5%          --        --         --              --

  PART II.  OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 26, 1999, Sunrise held its 1999 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect three directors for terms of three years each; (2) to approve the 1999 Stock Option Plan; and (3) to transact such other business as may properly come before the annual meeting or any adjournments thereof.

     The following table sets forth the names of the directors elected at the annual meeting for new three year terms and the number of votes cast for and withheld for each director:

                                                              WITHHOLD
                                                             AUTHORITY
          Directors                                 FOR       TO VOTE
          ---------                                 ---       -------
          Ronald V. Aprahamian                  15,840,916     5,300
          David G. Bradley                      15,840,916     5,200
          Teresa M. Klaassen                    15,840,966     8,250

     The names of each of the other directors whose terms of offices continued after the annual meeting are as follows: Thomas J. Donohue, Richard A. Doppelt, David W. Faeder, Paul J. Klaassen, and Scott F. Meadow.

     The 1999 Stock Option Plan also was approved at the meeting. The vote tabulation was as follows: 9,724,994 votes (69.3% of the total eligible votes excluding broker-non-votes) were cast for approval of the 1999 Stock Option Plan, 4,278,557 votes (30.5% of the total eligible votes excluding broker-non-votes) were cast against such approval and 30,295 votes (0.2% of the total eligible votes excluding broker-non-votes) were abstentions.
  Broker non-votes totaled 1,812,370.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      Exhibit No.             Exhibit Name
      -----------             ------------
      10.1              1999 Stock Option Plan

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

  (b) REPORTS ON FORM 8-K

      On March 5, 1999, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing the date of its 1999 annual meeting of stockholders.

      On March 5, 1999, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing it had entered into an amendment to the Agreement of Merger, dated as of October 18, 1998, with Karrington Health, Inc., an Ohio corporation, and Buckeye Merger Corporation, an Ohio corporation and a newly-formed wholly owned subsidiary of Sunrise.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUNRISE ASSISTED LIVING, INC.
                                           (Registrant)



      Date:        May 13, 1999         /s/ Christian B. A. Slavin
      ------------------------------  ------------------------------------
                                         Christian B. A. Slavin
                                         Chief Financial Officer

      Date:        May 13, 1999         /s/ Larry E. Hulse
      ------------------------------  ------------------------------------
                                         Larry E. Hulse
                                         Chief Accounting Officer

                                INDEX OF EXHIBITS

          Exhibit No.                Exhibit Name                         Page
          -----------                ------------                         ----
             10.1               1999 Stock Option Plan

              27                Financial Data Schedule, which
                                is submitted electronically to
                                the Securities and Exchange
                                Commission for information only
                                and is not filed.