Form 10-Q
period 1999-06-30
SUNRISE ASSISTED LIVING INC
filed 1999-08-12
CIK 1011064

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Period Ended June 30, 1999
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

     As of July 28, 1999, there were 21,933,794 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE
Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 1999 and
        December 31, 1998                                                         3

        Consolidated Statements of Operations for the three
        months ended June 30, 1999 and 1998 and six months
        ended June 30, 1999 and 1998                                              4

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 1999 and 1998                                       5

        Notes to Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      14

Item 3. Quantitative and Qualitative Disclosure About Market Risk                30

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         31

Signatures                                                                       33

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   June 30,               December 31,
                                                                                     1999                     1998
                                                                                 -------------           ---------------
                                                                                  (Unaudited)
ASSETS
    Current Assets:
      Cash and cash equivalents                                                   $    71,439             $     54,197
      Accounts receivable, net                                                          9,355                   17,818
      Notes receivable                                                                    662                      754
      Deferred income taxes                                                               462                    3,978
      Assets held for sale                                                             48,731                        -
      Prepaid expenses and other current assets                                        41,707                   15,921
                                                                                  -----------             ------------
            Total current assets                                                      172,356                   92,668
    Property and equipment, net                                                       680,346                  512,708
    Notes receivable                                                                   49,138                   34,919
    Management contracts and leaseholds                                                34,828                        -
    Costs in excess of assets acquired                                                 29,169                        -
    Investments in unconsolidated assisted living facilities                           17,244                        -
    Investments                                                                         5,758                   28,329
    Other assets                                                                       15,058                   14,787
                                                                                  -----------             ------------
            Total assets                                                          $ 1,003,897             $    683,411
                                                                                  ===========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Accounts payable                                                            $     4,190             $      3,556
      Accrued expenses and other current liabilities                                   23,340                   14,049
      Deferred revenue                                                                  5,949                    3,722
      Current maturities of long-term debt                                             19,664                    1,768
                                                                                  -----------             ------------
            Total current liabilities                                                  53,143                   23,095
    Long-term debt, less current maturities                                           582,095                  426,558
    Investments in unconsolidated assisted living facilities                                -                    1,003
    Deferred income taxes                                                              35,471                        -
    Other long-term liabilities                                                         9,666                    3,194
                                                                                  -----------             ------------
             Total liabilities                                                        680,375                  453,850
    Minority interests                                                                  3,664                    1,906
    Preferred stock, $0.01 par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   -                        -
    Common stock, $0.01 par value, 60,000,000 shares authorized,
         21,927,851 and 19,446,427 shares issued and outstanding
         in 1999 and 1998                                                                 219                      194
    Additional paid-in capital                                                        296,319                  216,783
    Retained earnings                                                                  23,320                   10,678
                                                                                  -----------             ------------
            Total stockholders' equity                                                319,858                  227,655
                                                                                  -----------             ------------
            Total liabilities and stockholders' equity                            $ 1,003,897             $    683,411
                                                                                  ===========             ============


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

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three months ended                                Six months ended
                                                             June 30,                                         June 30,
                                                  --------------------------------               ----------------------------------
                                                     1999                 1998                      1999                   1998
                                                  ----------           -----------               -----------            -----------
                                                            (Unaudited)                                     (Unaudited)
Operating revenue:
    Resident fees                                  $ 52,357              $ 36,474                 $  96,675              $  67,785
    Management services income                        6,108                 3,980                    11,066                  7,092
    Facility contract services                        1,229                     -                     2,364                      -
    Realized gain on assisted living facilities       1,830                     -                     2,797                    489
                                                   --------              --------                 ---------              ---------
       Total operating revenue                       61,524                40,454                   112,902                 75,366
                                                   --------              --------                 ---------              ---------

Operating expenses:
    Facility operating                               30,746                21,624                    56,152                 40,283
    Facility contract services                        1,108                     -                     2,136                      -
    Facility development and pre-rental               1,033                 1,061                     2,100                  2,769
    General and administrative                        3,951                 3,006                     7,602                  5,958
    Depreciation and amortization                     6,176                 5,395                    12,016                  9,929
    Facility lease                                    1,698                   665                     2,382                  1,303
    Restructuring charge                              4,408                     -                     4,408                     -
                                                   --------              --------                 ---------              ---------
       Total operating expenses                      49,120                31,751                    86,796                 60,242
                                                   --------              --------                 ---------              ---------

Income from operations                               12,404                 8,703                    26,106                 15,124

Other income (expense):
    Interest income                                   3,175                 1,211                     5,761                  2,944
    Interest expense                                 (7,723)               (5,205)                  (14,429)                (9,901)
                                                   --------              --------                 ---------              ---------
       Total other expense                           (4,548)               (3,994)                   (8,668)                (6,957)

Equity in (losses) earnings of unconsolidated
    assisted living facilities                         (236)                   (4)                     (242)                   172
Minority interests                                      (98)                 (119)                     (289)                  (130)
                                                   --------              --------                 ---------              ---------
Income before income taxes                            7,522                 4,586                    16,907                  8,209
Provision for income taxes                            2,106                     -                     4,265                      -
                                                   --------              --------                 ---------              ---------

Net income                                         $  5,416              $  4,586                 $  12,642              $   8,209
                                                   ========              ========                 =========              =========

Net income per common share:
----------------------------

       Basic                                       $   0.26              $   0.24                 $    0.63              $    0.43
                                                   ========              ========                 =========              =========
       Diluted                                     $   0.25              $   0.23                 $    0.60              $    0.40
                                                   ========              ========                 =========              =========


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Six months ended
                                                                                                June 30,
                                                                                    ---------------------------------
                                                                                       1999                  1998
                                                                                    ----------            -----------
                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                                                           $  12,642              $   8,209
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Equity in (losses) earnings of unconsolidated assisted living facilities            242                   (172)
       Minority interests                                                                  289                    130
       Provision for bad debts                                                             320                    111
       Provision for deferred income taxes                                               3,516                      -
       Gain on sale of interests                                                           (70)                  (489)
       Depreciation and amortization                                                    12,016                  9,929
       Amortization of discount on investments                                            (575)                  (150)
       Amortization of premium on investments                                                9                      -
       Amortization of financing costs and discount on long-term debt                    1,078                  1,131
       Restructuring charge                                                              4,408                      -
       Changes in assets and liabilities:
          (Increase) decrease:
             Accounts receivable                                                         8,366                 (2,318)
             Prepaid expenses and other current assets                                 (21,162)                (6,865)
             Other assets                                                               (2,907)                  (934)
           Increase (decrease):
             Accounts payable and accrued expenses                                      (9,837)                   890
             Deferred revenue                                                           (1,432)                  (159)
             Other liabilities                                                             330                    149
                                                                                     ---------              ---------
    Net cash provided by operating activities                                            7,233                  9,462
                                                                                     ---------              ---------

INVESTING ACTIVITIES
Proceeds from sale of assets                                                            26,923                      -
Increase in restricted cash and cash equivalents                                          (746)                  (670)
Investment in property and equipment, net of cash acquired                             (88,118)               (67,385)
Increase in investment and notes receivable                                            (29,506)                  (250)
Proceeds from investments and notes receivable                                           7,488                      -
Contributions to investments in unconsolidated assisted living facilities                 (541)                  (344)
Distributions from investment in unconsolidated assisted living facilities                  39                     31
                                                                                     ---------              ---------
    Net cash used in investing activities                                              (84,461)               (68,618)
                                                                                     ---------              ---------

FINANCING ACTIVITIES
Net proceeds from exercised options                                                      3,408                  4,267
Additional borrowings under long-term debt                                             200,116                 32,937
Repayment of long-term debt                                                           (107,788)               (20,709)
Financing costs paid                                                                    (2,266)                     -
Capital contribution from minority interest                                              1,000                      -
                                                                                     ---------              ---------
    Net cash provided by (used in) financing activities                                 94,470                 16,495
                                                                                     ---------              ---------

Net increase (decrease) in cash and cash equivalents                                    17,242                (42,661)
Cash and cash equivalents at beginning of period                                        54,197                 82,643
                                                                                     ---------              ---------
Cash and cash equivalents at end of period                                           $  71,439              $  39,982
                                                                                     =========              =========


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 1999 and 1998 pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Shareholders. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     Certain 1998 balances have been reclassified to conform with the 1999 presentation.

2. LONG-TERM DEBT

     Long-term debt was $601.8 million at June 30, 1999 compared to $428.3 million at December 31, 1998.

     At June 30, 1999 a subsidiary of the Company had a syndicated revolving credit facility for $250.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $126.3 million of advances outstanding under this credit facility as of June 30, 1999. In July 1999, Sunrise expanded the credit facility to $400.0 million at an interest rate of LIBOR plus 1.50%. The credit facility expires in July 2002.

     Other subsidiaries have revolving credit facilities totaling $59.4 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by the Company. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $22.8 million as of June 30, 1999 and bear interest at prime or rates ranging from LIBOR plus 1.25% to LIBOR plus 2.35%.

     The Company has outstanding $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The convertible notes are redeemable at the option of the Company commencing June 15, 2000,

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

at specified premiums. The holders of the convertible notes may require the Company to repurchase the convertible notes upon a change of control of the Company.

     In May 1999, the Company entered into a loan agreement for $88.0 million secured by eight assisted living properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of the Company's credit facilities and, as a result, convert a portion of the Company's variable rate debt into debt with a fixed rate. At June 30, 1999, $87.9 million was outstanding.

     The Company has an $85.8 million, excluding a $0.8 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.8 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

     As of June 30, 1999, the Company had various other debt outstanding totaling approximately $129.8 million with interest rates ranging from 6.5% to 10.0%.

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

     A summary of the Company's stock option activity and related information as of June 30, 1999, is presented below:

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                               Shares               Weighted - Average
Fixed Options                                  (000)                  Exercise Price
                                        ------------------------------------------------------
Outstanding - January 1, 1999                      4,170                  $24.93
Granted                                              337                   37.95
Exercised                                           (202)                  16.87
Forfeited                                           (138)                  30.53
                                           --------------

Outstanding - June 30, 1999                        4,167                   26.14
                                           ==============

Exercisable - June 30, 1999                        1,421
                                           ==============


     The following table summarizes information about stock options outstanding at June 30, 1999:


                                                      Options Outstanding                        Options Exercisable
                                  ----------------------------------------------------------------------------------------
                                                           Weighted-        Weighted-                     Weighted-
                                         Number             Average         Average          Number        Average
Range of                              Outstanding          Remaining        Exercise      Exercisable      Exercise
Exercise Prices                          (000)         Contractual Life      Price           (000)          Price
--------------------------------------------------------------------------------------------------------------------------
$   3.00 to  8.00                             158             6.2           $    4.95             158     $    4.95
    8.01 to 20.00                             314             6.8               17.09             280         16.74
   20.01 to 25.63                           2,934             8.1               24.95             862         25.01
   25.64 to 44.56                             761             8.6               38.85             121         37.08
                                      -----------                                         -----------
                                            4,167                                               1,421
                                      ===========                                         ===========


4. COMMITMENTS AND CONTINGENCIES

     The Company has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase prices of these sites amount to $90.2 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

     In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction will result in the realization of up to an $11.3 million gain over a maximum of 12 quarters. During the second quarter of 1999, Sunrise recognized $0.9 million of the gain. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate purchase price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain over a maximum of 15 quarters. To date, Sunrise has recognized $3.3

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. The Company will continue operating the facilities under long-term operating agreements.

5. NET INCOME PER COMMON SHARE

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  -------------------------------------------------------------
                                                     1999             1998             1999            1998
                                                  ----------------------------     ----------------------------
Numerator for basic and diluted net income
   per share                                        $ 5,416          $ 4,586         $ 12,642        $  8,209
                                                    =======          =======         ========        ========
Denominator:
   Denominator for basic net income per
      common share-weighted average shares           20,779           19,251           20,135          19,180
   Effect of dilutive securities:
      Employee stock options                            800              899              932           1,105
      Warrants                                            -                -                -              14
                                                    -------          -------         --------        --------
Denominator for diluted net income per common
   share-weighted average shares plus assumed
   conversions                                       21,579           20,150           21,067          20,299
                                                    -------          -------         --------        --------

Basic net income per common share                   $  0.26          $  0.24         $   0.63        $   0.43
                                                    =======          =======         ========        ========

Diluted net income per common share                 $  0.25          $  0.23         $   0.60        $   0.40
                                                    =======          =======         ========        ========


     Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $31.5 million and $11.8 million as of June 30, 1999 and December 31, 1998, respectively, which relate primarily to development activities.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

7. RELATED-PARTY TRANSACTIONS

     The Company has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. A director of the Company is a general partner in the third party that is providing such equity capital. Currently, the joint venture has two properties under development in the United Kingdom and six properties under development in Canada. The Company provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of June 30, 1999, the third party has provided approximately $7.1 million and the Company has provided $0.4 million of equity capital to the joint venture.

     The Company has committed to provide a revolving credit arrangement of up to approximately $3.4 million in principal to a subsidiary of the joint venture. Interest on advances made under the credit arrangement accrues at 12%. The outstanding principal and unpaid accrued interest are due on November 4, 2001. At June 30, 1999, the outstanding principal balance and unpaid accrued interest under the credit arrangement totaled approximately $3.6 million.

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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Segment information is as follows (in thousands):

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           1999                    1998
                                                  -----------------------------------------------
Operating Revenue:
  Resident Services:
      Stabilized                                               $  36,643               $  20,362
      Lease-up                                                    15,714                  16,112
  Management services:
      Unconsolidated assisted living facilities                    7,337                   3,980
      Consolidated assisted living facilities                      2,927                   1,857
  Other                                                            1,830                       -
  Elimination of intersegment revenue                             (2,927)                 (1,857)
                                                  -----------------------------------------------
      Total operating revenue                                     61,524                  40,454
Operating expenses:
  Resident Services:
      Stabilized                                                  21,823                  13,099
      Lease-up                                                    11,850                  10,382
  Management services                                              5,057                   2,632
  Elimination of intersegment expenses                            (2,927)                 (1,857)
                                                  -----------------------------------------------
      Total operating expenses                                    35,803                  24,256
                                                  -----------------------------------------------
      Segment operating income                                    25,721                  16,198

Reconciliation to income before income taxes:
  Facility pre-rental                                                384                   1,083
  General and administrative                                         651                     352
  Depreciation and amortization                                    6,176                   5,395
  Facility lease                                                   1,698                     665
  Restructuring charge                                             4,408                       -
                                                  -----------------------------------------------
      Income from operations                                      12,404                   8,703
  Interest expense, net                                           (4,548)                 (3,994)
  Equity in (losses) earnings of unconsolidated
      Assisted living facilities                                    (236)                     (4)
  Minority interests                                                 (98)                   (119)
                                                  -----------------------------------------------
      Income before income
          Taxes                                                 $  7,522                $  4,586
                                                  ===============================================

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           1999                    1998
                                                  -----------------------------------------------
Operating Revenue:
  Resident Services:
      Stabilized                                               $  69,974               $  40,573
      Lease-up                                                    26,701                  27,212
  Management services:
      Unconsolidated assisted living facilities                   13,430                   7,092
      Consolidated assisted living facilities                      5,279                   3,480
  Other                                                            2,797                     489
  Elimination of intersegment revenue                             (5,279)                 (3,480)
                                                  -----------------------------------------------
      Total operating revenue                                    112,902                  75,366
Operating expenses:
  Resident Services:
      Stabilized                                                  42,945                  26,279
      Lease-up                                                    18,486                  17,484
  Management services                                              9,913                   5,889
  Elimination of intersegment expenses                            (5,279)                 (3,480)
                                                  -----------------------------------------------
      Total operating expenses                                    66,065                  46,172
                                                  -----------------------------------------------
      Segment operating income                                    46,837                  29,194

Reconciliation to income before income taxes:
  Facility pre-rental                                                794                    2001
  General and administrative                                       1,131                     837
  Depreciation and amortization                                   12,016                   9,929
  Facility lease                                                   2,382                   1,303
  Restructuring charge                                             4,408                       -
                                                  -----------------------------------------------
      Income from operations                                      26,106                  15,124
  Interest expense, net                                           (8,668)                 (6,957)
  Equity in (losses) earnings of unconsolidated
      Assisted living facilities                                    (242)                    172
  Minority interests                                                (289)                   (130)
                                                  -----------------------------------------------
      Income before income
          Taxes                                                $  16,907                $  8,209
                                                  ===============================================

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Other revenues for the three and six months ended June 30, 1999 and 1998 consist of realized gains on the sale of assisted living facilities.

                                        JUNE 30,                 DECEMBER 31,
Assets:                                   1999                       1998
-------
                                -----------------------------------------------------
Stabilized facilities                         $   404,801                  $ 219,794
Lease-up facilities                               184,027                     89,552
Assets held for sale                               48,731                          -
Other segment assets                               78,170                      8,511
Corporate                                         288,168                    365,554
                                -----------------------------------------------------
     Total assets                              $1,003,897                  $ 683,411
                                =====================================================

9. ACQUISITIONS AND DISPOSITIONS

     On May 14, 1999, the Company completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued
2.2 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of the Company. The total transaction was valued at $85.5 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.9 million. Karrington provides assisted living services to the elderly.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operation of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. The costs in excess of assets acquired will be amortized on a straight-line basis over 38 years. The purchase of Karrington was presented in the statement of cash flows as a non-cash transaction, net of cash acquired.

     The following unaudited pro forma information presents the results of operations of the Company for the six months ended June 30, 1999 and 1998, respectively, as if the acquisition of Karrington had taken place as of January 1, 1999 and 1998.

                                                              1999                               1998
                                                  ------------------------------     ------------------------------
             Revenue                                                   $125,291                           $ 85,148
             Net income                                                   2,009                              2,789
             Basic earnings per share                                      0.09                               0.13
             Diluted earnings per share                                    0.08                               0.12

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     In August 1999, the Company entered into an agreement to acquire most of the senior living assets of Constellation Health Services, Inc., a Columbia Maryland-based assisted and independent living provider, for $72.2 million in cash and the assumption of $16 million of debt. Under the terms of the agreement, Sunrise will acquire 12 existing senior living communities located in Maryland, Virginia and North Carolina, three senior living communities under construction and several sites for future communities. The total resident capacity of the 12 existing communities and the three properties under construction is 1,058.

10. ASSETS HELD FOR SALE

     The Company intends to sell 15 operating properties, 6 zoned development sites and one non-operating property acquired from Karrington within 12 months. The Company believes that these properties do not coincide with its strategy. Specifically, the Company believes such properties are not located within its target markets, cannot be repositioned easily as Sunrise facilities and would not be able to achieve benefits of regional clustering. Consequently, these assets are presented on the balance sheet as assets held for sale at their estimated fair values less estimated costs to sell. The operating results of these assets are not reflected in the Company's consolidated operating results.

     The operating results of the properties since completion of the merger on May 14, 1999 are as follows:

             Revenue                       $    1,631
             Operating expenses                 1,389
             Interest expense                     511
                                          --------------
             Net loss                      $     (269)
                                          ==============

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

   OVERVIEW

            Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 128 facilities in 22 states with a capacity of approximately 9,900 residents, including 99 facilities owned by Sunrise or in which it has ownership interests, 15 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 14 facilities managed for third parties. Sunrise also operates two skilled nursing facilities owned by a third party.

            Sunrise has continued to experience growth in operations over the 12 months ended June 30, 1999. During this period, Sunrise began operating an additional 40 facilities owned by it (excluding facilities held for sale following the acquisition of Karrington) and managing an additional seven facilities for independent third parties. Since June 30, 1999, Sunrise opened two additional facilities. Sunrise also entered into several new development contracts during the 12 months ended June 30, 1999. As a result, operating revenue increased substantially to $61.5 million for the three months ended June 30, 1999 from $40.5 million for the three months ended June 30, 1998. Net income increased by $0.8 million to $5.4 million for the three months ended June 30, 1999, or $0.25 per share (diluted), including a one-time restructuring charge of $4.4 million ($3.2 million net of taxes), or $0.15 per share (diluted), from $4.6 million for the three months ended June 30, 1998, or $0.23 per share (diluted). Without the one-time restructuring charge, net income for the three months ended June 30, 1999 would have been $8.6 million, or $0.40 per share (diluted).

             Operating revenue increased to $112.9 million for the six months ended June 30, 1999 from $75.4 million for the six months ended June 30, 1998. Net income increased by $4.4 million to $12.6 million for the six months ended June 30, 1999, or $0.60 per share (diluted), including a one-time restructuring charge of $4.4 million ($3.2 million net of taxes), or $0.15 per share (diluted), from $8.2 million for the six months ended June 30, 1998, or $0.40 per share (diluted). Excluding the one-time restructuring charge, net income for the six months ended June 30, 1999 would have been $15.8 million, or $0.75 per share (diluted).

            The increase in net income between the periods was attributable to the additional facilities operated in the three and six months ended June 30, 1999, increases in development and management contracts with independent third parties and Sunrise's ability to control operating expenses during the expansion of operations. Excluding a $4.4 million restructuring charge,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   operating expenses decreased as a percentage of operating revenue by 5.8% between the three months ended June 30, 1999 and 1998 and 7.0% between the six months ended June 30, 1999 and 1998. See "Results of Operations" for further discussion.

            Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 34 facilities under construction with a resident capacity of over 3,000. Sunrise also has entered into contracts to purchase 59 additional development sites, 23 of which are zoned, and to lease 2 additional sites under long-term ground leases. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

            On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued 2.2 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.5 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.9 million. Karrington provides assisted living services to the elderly. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operation of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements.

            The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operation of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. The $29.0 million of costs in excess of assets acquired will be amortized on a straight-line basis over 38 years. The purchase of Karrington was presented in the Statement of Cash Flows as a non-cash transaction, net of cash acquired.

            Sunrise intends to sell 15 Karrington operating facilities, six zoned development sites and one non-operating property within 12 months following the merger. Most of the facilities are Karrington Cottage prototype models, which consist of 20 units or less These properties are classified as assets held for sale on the accompanying balance sheet.

            In August 1999, Sunrise entered into an agreement to acquire most of the senior living assets of Constellation Health Services, Inc., a Columbia Maryland-based assisted and independent living provider, for $72.2 million in cash and the assumption of $16 million of debt. Under the terms of the agreement, Sunrise will acquire 12 existing senior living communities located in Maryland, Virginia and North Carolina, three senior living communities under construction and several sites for future communities. The total resident capacity of the 12 existing communities and the three properties under construction is 1,058. The transaction is expected to close in the third quarter of 1999, subject to normal and customary closing conditions.

            Sunrise is continuing a previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate assets as a normal part of operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   should enable Sunrise to reduce debt, redeploy its capital into new development projects and recognize gains on appreciated real estate. In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction will result in the realization of up to an $11.3 million gain over the next 12 quarters. During the second quarter of 1999, Sunrise recognized $0.9 million of the gain. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate purchase price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain over a maximum of 15 quarters. To date, Sunrise has recognized $3.3 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions were set up as tax-free exchanges. The Company will continue operating the facilities under long-term operating agreements.

            The Company has continued its efforts to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. A director of the Company is a general partner in the third party that is providing such equity capital. Currently, the joint venture has one property under development in the United Kingdom and two properties under development in Canada. Sunrise provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of June 30, 1999, the third party has provided approximately $7.1 million and Sunrise has provided $0.4 million of equity capital to the joint venture.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

            Operating Revenue. Operating revenue for the three months ended June 30, 1999 increased 51.9% to $61.5 million from $40.5 million for the three months ended June 30, 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for the three months ended June 30, 1999 increased $15.9 million, or 43.6%, to $52.4 million from $36.5 million for the three months ended June 30, 1998. This increase was due primarily to the inclusion for the three months ended June 30, 1999 of approximately $4.9 million from the Karrington properties acquired in May 1999 and $6.5 million of resident fees generated from the operations of Sunrise developed assisted living facilities open during the three months ended June 30, 1999 that were not open during the three months ended June 30, 1998. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees.

            Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% or above, was 94.5% for the three months ended June 30, 1999 and the three months ended June 30, 1998. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $97 for the three months ended June 30, 1999 from $86 for the three months ended June 30, 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence care services.

            Resident fees for owned facilities in initial resident lease-up, including the Karrington properties, decreased by $0.4 million between the three months ended June 30, 1999 and 1998 due to facilities in lease up being in different stages in the respective three month periods.

            Management services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners and includes management fees, which are generally in the range of 5% to 7% of a managed facility's total operating revenue, for homes in operation and development fees for site acquisition, development services, facility design and construction management services. Management services income for the three months ended June 30, 1999 increased to $6.1 million from $4.0 million for the three months ended June 30, 1998. This increase resulted primarily from a $2.3 million increase in development and management fees relating to the development and management of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development and management contracts entered into after the second quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            During the three months ended June 30, 1999, Sunrise recognized a gain of $0.9 million on the June 1999 sale of two assisted living communities and $0.9 million on the prior sale of two assisted living communities in September 1998.

            Operating Expenses. Operating expenses for the three months ended June 30, 1999 increased by 54.7% to $49.1 million from $31.8 million for the three months ended June 30, 1998. The increase in operating expenses for the three months ended June 30, 1999 was attributable to increases in all of the following expenses: facility operating, facility contract services, general and administrative, depreciation and amortization, facility lease and restructuring charge.

            Facility operating expenses for the three months ended June 30, 1999, increased 42.1% to $30.7 million from $21.6 million for the three months ended June 30, 1998. As a percentage of resident fees, facility operating expenses for the three months ended June 30, 1999, decreased to 58.7% from 59.3% for the three months ended June 30, 1998. Of the $9.1 million increase, $3.6 million was attributable to expenses from operations at the Karrington properties and $3.9 million from operations at new Sunrise developed assisted living facilities open during the three months ended June 30, 1999 that were not open during the same period in 1998. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expenses at facilities that were operational for a full quarter in both periods.

            General and administrative expenses for the three months ended June 30, 1999 increased 31.4% to $3.9 million from $3.0 million for the three months ended June 30, 1998. As a percentage of operating revenue, general and administrative expenses for the three months ended June 30, 1999 decreased to 6.4% from 7.4% for the three months ended June 30, 1998, reflecting the higher operating revenue in the 1999 period. The $0.9 million increase in general and administrative expenses for the three months ended June 30, 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

            Depreciation and amortization expenses for the three months ended June 30, 1999 compared to the three months ended in June 30, 1998 increased $0.8 million, or 14.5%, to $6.2 million from $5.4 million for the three months ended June 30, 1998 primarily due to a $1.3 million increase in depreciation expense partially offset by a $0.5 million decrease in amortization. Of the increase in depreciation expense, $0.4 million related to the acquisition of the Karrington properties and $0.7 million related to new Sunrise developed facilities which were not open during the three months ended June 30, 1998. The remaining increase was primarily due to additional depreciation expense related to facilities opened during the three months ended June 30, 1998.

            Facility lease expenses increased $1.0 million to $1.7 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998. Of the increase, $0.9 million was related to the acquisition of 12 Karrington leased properties in May 1999.

            Sunrise recorded a $4.4 million restructuring charge in the second quarter of 1999 related to the consolidation and integration of the acquired operations and development pipeline of Karrington.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            Other Income (Expense). Interest income increased to $3.2 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998. This increase was primarily due to an increase in interest income from long-term investments and notes receivable, offset, in part, by a decrease in funds available for short-term investment. Interest expense increased for the three months ended June 30, 1999 to $7.7 million from $5.2 million for the three months ended June 30, 1998. Of $2.5 million increase, $1.2 million was due to interest on additional borrowings under one of Sunrise's credit facilities and $0.5 million was due to the debt assumed through the acquisition of Karrington. The remaining increase was primarily due to a decrease in capitalized interest for the three months ended June 30, 1999 versus the three months ended June 30, 1998.

            Provision for Income Taxes. The provision for income taxes was $2.1 million and zero for the three months ended June 30, 1999 and 1998, respectively. Income tax for the three months ended June 30, 1999 includes $2.9 million for federal and state income taxes. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $0.8 million for the three months ended June 30, 1999. As of June 30, 1999, Sunrise had net operating loss carryforwards of approximately $18.7 million available to offset future federal taxable income. This amount includes approximately $10.0 million of net operating loss carryforwards acquired from Karrington, which is subject to certain limitations on utilization.

          SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

            Operating Revenue. Operating revenue for the six months ended June 30, 1999 increased 49.8% to $112.9 million from $75.4 million for the six months ended June 30, 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for the six months ended June 30, 1999 increased $28.9 million, or 42.6%, to $96.7 million from $67.8 million for the six months ended June 30, 1998. This increase was due primarily to the inclusion for the six months ended June 30, 1999 of approximately $4.9 million from the Karrington properties acquired in May 1999 and $10.7 million of resident fees generated from the operations of new Sunrise developed assisted living facilities open during the six months ended June 30, 1999 that were not open during the six months ended June 30, 1998. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees, and the average resident occupancy for facilities that were owned and operated by Sunrise during both periods.

            Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved stabilization of 95% or above, increased to 95.5% for the six months ended June 30, 1999 compared to 94.3% for the six months ended June 30, 1998. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $96 for the six months ended June 30, 1999 from $85 for the six months ended June 30, 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   other facilities, and an increase in the number of residents receiving plus care and reminiscence care services.

            Resident fees for owned facilities in initial resident lease-up, including the Karrington properties, decreased by $0.5 million between the six months ended June 30, 1999 and 1998 due to the facilities in lease-up being in different stages in the respective periods.

            Management services income for the six months ended June 30, 1999 increased to $11.1 million from $7.1 million for the six months ended June 30, 1998. This increase resulted primarily from a $4.2 million increase in development and management fees relating to the development and management of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development and management contracts entered into after the second quarter of 1998.

            During the six months ended June 30, 1999, Sunrise recognized a gain of $0.9 million on the June 1999 sale of two assisted living communities and $1.9 million on the September 1998 sale of two assisted living communities. During the six months ended June 30, 1998, Sunrise recognized a gain of $0.5 million from the sale of its minority interest in a tenancy-in-common that owned one facility.

            Operating Expenses. Operating expenses for the six months ended June 30, 1999 increased by 44.1% to $86.8 million from $60.2 million for the six months ended June 30, 1998. The increase in operating expenses for the six months ended June 30, 1999 was attributable to increases in all of the following expenses: facility operating, facility contract services, general and administrative, depreciation and amortization, facility lease and restructuring charge.

            Facility operating expenses for the six months ended June 30, 1999, increased 39.4% to $56.2 million from $40.3 million for the six months ended June 30, 1998. As a percentage of resident fees, facility operating expenses for the six months ended June 30, 1999, decreased to 58.1% from 59.4% for the six months ended June 30, 1998. Of the $15.9 million increase, $3.6 million was attributable to expenses from operations at the Karrington properties and $6.7 million from operations at new Sunrise developed assisted living facilities open during the six months ended June 30, 1999 that were not open during the same period in 1998. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expense at facilities that were operational for a full quarter in both periods.

            Facility development and pre-rental expenses for the six months June 30, 1999, decreased 24.2% to $2.1 million from $2.8 million for the six months ended June 30, 1998. The $0.7 million decrease in facility development and pre-rental expenses for the six months ended June 30, 1999 was primarily related to a decrease in start-up costs due to facilities being in earlier stages of development during the six months ended June 30, 1999 as compared to facilities under development during the six months ended June 30, 1998.

            General and administrative expenses for the six months ended June 30, 1999 increased 27.6% to $7.6 million from $6.0 million for the six months ended June 30, 1998. As a percentage

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   of operating revenue, general and administrative expenses for the six months ended June 30, 1999 decreased to 6.7% from 7.9% for the six months ended June 30, 1998, reflecting the higher operating revenue in the 1999 period. The $1.6 million increase in general and administrative expenses for the six months ended June 30, 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

            Depreciation and amortization expenses for the six months ended June 30, 1999 compared to the six months ended in June 30, 1998 increased $2.1 million, or 21.0%, to $12.0 million from $9.9 million for the six months ended June 30, 1998 primarily due to a $2.5 million increase in depreciation expense, partially offset by a $0.4 million decrease in amortization expense. Of the increase in depreciation expense, $0.4 million related to the acquisition of the Karrington properties and $1.2 million related to new Sunrise developed facilities that were not open during the six months ended June 30, 1998. The remaining increase was primarily due to additional depreciation expense related to facilities opened during the six months ended June 30, 1998.

            Facility lease expenses increased $1.1 million to $2.4 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. Of the increase, $0.9 million was related to the acquisition of 12 Karrington leased properties in May 1999.

            Sunrise recorded a $4.4 million restructuring charge in the second quarter of 1999 related to the consolidation and integration of the acquired operations and development pipeline of Karrington.

            Other Income (Expense). Interest income increased to $5.8 million for the six months ended June 30, 1999 compared to $2.9 million for the six months ended June 30, 1998. This increase was primarily due to an increase in interest income from long-term investments and notes receivable, offset, in part, by a decrease in funds available for short-term investment. Interest expense increased for the six months ended June 30, 1999 to $14.4 million from $9.9 million for the six months ended June 30, 1998. Of the $4.5 million increase, $2.9 million was due to interest on additional borrowings under one of Sunrise's credit facilities and $0.5 million was due to the debt assumed through the acquisition of Karrington. The remaining increase was primarily due to a decrease in capitalized interest for the six months ended June 30, 1999 versus the six months ended June 30, 1998.

            Provision for Income Taxes. The provision for income taxes was $4.3 million and zero for the six months ended June 30, 1999 and 1998, respectively. Income tax for the six months ended June 30, 1999 includes $6.5 million for federal and state income taxes. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $2.2 million for the six months ended June 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   LIQUIDITY AND CAPITAL RESOURCES

            To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At June 30, 1999, Sunrise had $601.8 million of outstanding debt at a weighted average interest rate of 6.9%. Of the amount of outstanding debt, Sunrise had $361.3 million of fixed-rate debt, excluding a $0.8 million loan discount, at a weighted average interest rate of 6.9%, and $241.3 million of variable rate debt at a weighted average interest rate of 7.0%.

            At June 30, 1999, Sunrise had approximately $71.4 million in unrestricted cash and cash equivalents, including $15.1 million in high-quality short-term investments (A1/P1 rated) and $119.2 million in net working capital and currently has $299.8 million of unused lines of credit.

            At June 30, 1999, a subsidiary of Sunrise had a syndicated revolving credit facility for $250.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $126.3 million of advances outstanding under this credit facility as of June 30, 1999. In July 1999, Sunrise expanded the credit facility to $400.0 million at an interest rate of LIBOR plus 1.50%. The credit facility expires on July 2002.

            Other subsidiaries have revolving credit facilities totaling $59.4 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $22.8 million as of June 30, 1999 and bear interest at Prime or rates ranging from LIBOR plus 1.25% to LIBOR plus 2.35%.

            Sunrise has outstanding $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875, which is equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the notes. The convertible notes are redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the notes upon a change of control of Sunrise, as defined in the convertible notes.

            In May 1999, Sunrise entered into a loan agreement for $88.0 million secured by eight assisted living properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate. At June 30, 1999, $87.9 million was outstanding.

            Sunrise has an $85.8 million, excluding a $0.8 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.8 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

            As of June 30, 1999, Sunrise had various other debt outstanding totaling approximately $129.8 million, including $76.9 million of debt acquired through the acquisition of Karrington, with interest rates ranging from 6.5% to 10.0%.

            Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. Sunrise recorded net interest expense for the three months ended June 30, 1999 and 1998 in the amounts of $152,000 and $13,000, respectively, for swap transactions.

            There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

            - require it to meet specified financial tests. For example, Sunrise's $86.0 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million, to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

            - require consent for changes in management or control of Sunrise. For example, Sunrise's $400.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise;

            - restrict the ability of Sunrise subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

            - require that Sunrise maintain minimum occupancy levels at its facilities to maintain designated levels of borrowings. For example, Sunrise's $400.0 million credit facility requires that 85% occupancy be achieved after 12 months for a newly opened facility and, following this 12-month period, be maintained at or above that level.

            Working capital increased to $119.2 million at June 30, 1999 from $69.6 million at December 31, 1998, primarily due to a net increase in working capital resulting from the purchase of Karrington and an increase in receivables from joint ventures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            Sunrise has committed to provide a revolving credit arrangement of up to approximately $3.4 million in principal to a subsidiary of a joint venture in the United Kingdom. Interest on the outstanding principal amount accrues at 12%. The arrangement expires on November 4, 2001. At June 30, 1999, the outstanding principal balance and unpaid accrued interest under this credit arrangement totaled approximately $3.6 million.

            Net cash provided by operating activities for the six months ended June 30, 1999 and 1998 was approximately $7.2 million and $9.5 million, respectively. Net cash provided by operating activities for the six months ended June 30, 1999 reflects an increase in Sunrise's activities related to the development of unconsolidated joint venture properties.

            During the six months ended June 30, 1999 and 1998, Sunrise used $84.5 million and $68.6 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $88.1 million, which includes the purchase of one assisted living facility, and $67.4 million for the six months ended June 31, 1999 and 1998, respectively, related to the construction of assisted living facilities. For the six months ended June 30, 1999, Sunrise also invested $29.5 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset by $7.5 million of proceeds from investments and notes receivable.

            Net cash provided by financing activities was $94.5 million and $16.5 million, respectively, for the six months ended June 30, 1999 and 1998. Financing activities for the six months ended June 30, 1999 included additional borrowings of $200.1 million, offset, in part, by debt repayments of $107.8 million. Additional borrowings during the six months ended June 30, 1999 were primarily from the $88.0 million loan entered into in May 1999 and one of Sunrise's credit facilities. The additional borrowings under Sunrise's credit facility were used to fund Sunrise's continued development of assisted living facilities. Debt repayments during the six months ended June 30, 1999 primarily related to the use of the proceeds from the $88.0 million loan to reduce the outstanding balance on one of Sunrise's credit facilities. During the six months ended June 30, 1998, additional borrowings were $32.9 million and debt repayments were $20.7 million.

            Sunrise currently estimates that the existing credit facilities, together with existing working capital, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under development. Additional financing will be required to complete additional development and to refinance existing indebtedness. If the acquisition of the Constellation facilities is completed, which includes three development facilities, Sunrise estimates that it will cost between $310.3 million and $457.8 million to complete the 40 facilities the Sunrise would then have under development. Sunrise expects that the cash flow from the combined companies operations, together with borrowings under existing credit facilities, will be sufficient to fund Sunrise's needs for at least the next six months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that required financing and refinancing will be available on acceptable terms.

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

      - the ability to work with third-party contractors and subcontractors who construct the facilities;

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

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. Statement 137 defers for one year the effective day of Statement 133, which will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement 133. Sunrise has not entered into any other derivative transactions. To date, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement 133 is not anticipated to affect results of operations or the financial position of Sunrise.

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

            Sunrise plans to complete the remediation and testing of substantially all of its mission critical systems by September 1999.

            Sunrise is approximately 75% complete in its assessment of embedded systems and expects to complete its assessment in September 1999, which includes the additional Karrington communities. Sunrise's remaining steps will then include testing selected embedded systems and remediating and testing systems that exhibit year 2000 issues. Sunrise intends to focus its testing and remediation efforts on select embedded systems at Sunrise's facilities, such as telephone, elevator, security, HVAC and similar systems. Sunrise plans to complete the assessment, remediation and testing of these systems by year-end 1999.

            External Relationships. Sunrise also faces the risk that one or more of its critical vendors will not be able to interact with Sunrise due to the third party's inability to resolve its own year 2000 issues, including those associated with its own external relationships. Sunrise has completed its inventory of external relationships and is continuing its attempt to determine the overall year 2000 readiness of its external relationships. In the case of mission critical suppliers, such as banks, financial intermediaries, including stock exchanges, telecommunications providers and other utilities, Sunrise is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. Sunrise, however, does not have sufficient information at the current time to predict whether its external relationships with mission critical suppliers will be year 2000 ready.

            Year 2000 Costs. Sunrise estimates on a preliminary basis that the cost of assessment, remediation, testing and certification of its internal systems will range from approximately $750,000 to $1,750,000. The major components of these costs are: consultants, new software and hardware, software upgrades and travel expenses. Sunrise expects that these costs will be funded through operating cash flows. This estimate is based on currently available information. Sunrise's year 2000 costs may increase once it has determined the year 2000 readiness of its vendors,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   customers and other third parties. In addition, the availability and cost of consultants and other personnel trained in this area and any future acquisitions may materially affect the estimated costs.

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

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

            Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of June 30, 1999.

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

            Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of June 30, 1999, Sunrise had two interest rate swap agreements which effectively establishes fixed rates of 7.3% on up to $19.0 million of long-term debt until June 2001 and 7.0% on up to $7.0 million of long-term debt until April 2003. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

            For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $241.3 million at June 30, 1999 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2.4 million.

            The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 1999.

                                                                                                                  Estimated
                                                             Maturity Date                                       Fair Market
                                 2000        2001         2002            2003         2004         Thereafter      Value
                                 ----        ----         ----            ----         ----         ----------      -----
                                                         (dollars in thousands)
ASSETS
Notes receivable
  Fixed rate                          --     $ 3,715      $ 12,371             --           --        $  9,429      $ 25,515
   Average interest rate              --       12.0%         10.0%             --           --           10.0%            --
  Variable rate                       --          --            --        $23,623           --              --      $ 23,623
   Average interest rate              --          --            --          10.0%           --              --            --
Investments
  Bonds                               --          --            --             --           --        $  5,758      $  5,758
   Average interest rate              --          --            --             --           --           11.0%            --

LIABILITIES
Debt
  Fixed rate                     $ 4,114     $69,272      $ 25,325        $ 4,469      $ 4,881        $101,506      $211,036
   Average interest rate            8.7%        8.6%          7.2%           8.7%         8.8%            7.4%            --
  Variable rate                  $36,271     $33,511      $131,113        $ 8,225      $12,595        $  8,023      $229,738
   Average interest rate            7.2%        7.1%          6.8%           8.1%         7.4%            7.5%            --
  Convertible notes                   --          --      $150,000             --           --              --      $161,250
   Average interest rate              --          --          5.5%             --           --              --            --

   PART II.  OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)      EXHIBITS

            Exhibit No.                         Exhibit Name
            -----------                         ------------
            10.1        Cross-Collateralization, Cross-Default, and Mortgage
                        Modification Agreement, dated as of May 20, 1999, by and
                        among Sunrise Borrowers (as defined in the agreement)
                        and GMAC Commercial Mortgage Corporation.

            10.2        Form of Exceptions to Non-Recourse Guaranty
                        (Multistate), dated as of May 20, 1999, between Sunrise
                        Borrower (as defined in the guaranty) and GMAC
                        Commercial Mortgage Corporation.

            10.3        Form of Multifamily Note (Multistate), dated as of
                        May20, 1999, between Sunrise Borrower (as defined in the note) and GMAC Commercial Mortgage Corporation.

            10.4        Form of Multifamily Mortgage, Assignment of Rents and
                        Security Agreement), dated as of May 20, 1999, between
                        Sunrise Borrower (as defined in the mortgage) and GMAC
                        Commercial Mortgage.

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                        Commission for information only and is not filed.

   (b)      REPORTS ON FORM 8-K

            On May 14, 1999, Sunrise filed a Form 8-K with the Securities and Exchange commission announcing it had completed its acquisition of Karrington Health, Inc., an Ohio corporation that also provides assisted living services to seniors.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUNRISE ASSISTED LIVING, INC.
                                             (Registrant)

      Date:       August 12, 1999               /s/ Christian B. A. Slavin
   ------------------------------------      -----------------------------------
                                                Christian B. A. Slavin
                                                Chief Financial Officer

      Date:        August 12, 1999              /s/ Larry E. Hulse
   ------------------------------------      -----------------------------------
                                                Larry E. Hulse
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                                           Page (by
                                                                                          Sequential
Exhibit                                                                                    Numbering
Number                               Identity of Exhibit                                    System)
------                               -------------------                                    -------
10.1                Cross-Collateralization, Cross-Default, and Mortgage
                    Modification Agreement, dated as of May 20, 1999, by and
                    among Sunrise Borrowers (as defined in the agreeement) and
                    GMAC Commercial Mortgage Corporation.

10.2 Form of Exceptions to Non-Recourse Guaranty (Multistate), dated as of May 20, 1999, between Sunrise Borrower (as defined in the guaranty) and GMAC Commercial Mortgage
                    Corporation.

10.3                Form of Multifamily Note (Multistate), dated as of May20,
                    1999, between Sunrise Borrower (as defined in the note) and GMAC Commercial Mortgage Corporation.

10.4                Form of Multifamily Mortgage, Assignment of Rents and
                    Security Agreement), dated as of May 20, 1999, between
                    Sunrise Borrower (as defined in the mortgage) and GMAC
                    Commercial Mortgage.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.