Form 10-Q
period 1999-09-30
SUNRISE ASSISTED LIVING INC
filed 1999-11-15
CIK 1011064

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Period Ended September 30, 1999

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From _______________to
         _____________

     COMMISSION FILE NUMBER:    0-20765

                         SUNRISE ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            54-1746596
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                            Identification No.)


                              7902 WESTPARK DRIVE
                             MCLEAN, VIRGINIA 22102
                    (Address of principal executive offices)


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

                               Yes   X         No
                                   -----           -----
     As of November 1, 1999, there were 21,938,492 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

                         SUNRISE ASSISTED LIVING, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1999

                                     INDEX



                  PART I.  FINANCIAL INFORMATION                                                 PAGE
                  Item 1.  Financial Statements

                           Consolidated Balance Sheets at September 30, 1999 and
                           December 31, 1998                                                       3

                           Consolidated Statements of Operations for the three
                           months ended September 30, 1999 and 1998 and nine months
                           ended September 30, 1999 and 1998                                       4

                           Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 1999 and 1998                                5

                           Notes to Consolidated Financial Statements                              6

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     14

                  Item 3.  Quantitative and Qualitative Disclosure About Market Risk               31

                  PART II.  OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                                         33

                  Signatures                                                                       34

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                          September 30,    December 31,
                                                                               1999            1998
                                                                          -------------    ------------
                                                                           (Unaudited)
ASSETS
    Current Assets:
      Cash and cash equivalents                                           $   36,739       $   54,197
      Accounts receivable, net                                                13,881           17,818
      Notes receivable                                                           675              754
      Deferred income taxes                                                        -            3,978
      Assets held for sale                                                    49,528                -
      Prepaid expenses and other current assets                               44,579           15,921
                                                                          ----------       ----------
            Total current assets                                             145,402           92,668
    Property and equipment, net                                              735,021          512,708
    Notes receivable                                                          55,525           34,919
    Management contracts and leaseholds                                       34,346                -
    Costs in excess of assets acquired                                        28,994                -
    Investments in unconsolidated assisted living facilities                  16,814                -
    Investments                                                                5,750           28,329
    Other assets                                                              17,062           14,787
                                                                          ----------       ----------
            Total assets                                                  $1,038,914       $  683,411
                                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Accounts payable                                                    $    1,825       $    3,556
      Accrued expenses and other current liabilities                          25,506           14,049
      Deferred revenue                                                         5,466            3,722
      Deferred income taxes                                                    1,284                -
      Current maturities of long-term debt                                     8,605            1,768
                                                                          ----------       ----------
            Total current liabilities                                         42,686           23,095
    Long-term debt, less current maturities                                  624,777          426,558
    Investments in unconsolidated assisted living facilities                       -            1,003
    Deferred income taxes                                                     35,471                -
    Other long-term liabilities                                                8,411            3,194
                                                                          ----------       ----------
             Total liabilities                                               711,345          453,850
    Minority interests                                                         3,741            1,906
    Preferred stock, $0.01 par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                          -                -
    Common stock, $0.01 par value, 60,000,000 shares authorized,
         21,938,424 and 19,446,427 shares issued and outstanding
         in 1999 and 1998                                                        219              194
    Additional paid-in capital                                               296,578          216,783
    Retained earnings                                                         27,031           10,678
                                                                          ----------       ----------
            Total stockholders' equity                                       323,828          227,655
                                                                          ----------       ----------
            Total liabilities and stockholders' equity                    $1,038,914       $  683,411
                                                                          ==========       ==========



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

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                          Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         1999             1998             1999             1998
                                                     ------------  --------------      ------------  --------------
                                                             (Unaudited)                       (Unaudited)
Operating revenue:
    Resident fees                                     $  58,896        $  40,918        $ 155,571        $ 108,703
    Management services income                            5,575            4,499           16,641           12,080
    Facility contract services                            2,306                -            4,670                -
    Realized gain on assisted living facilities           1,356              735            4,153              735
                                                      ---------        ---------        ---------        ---------
       Total operating revenue                           68,133           46,152          181,035          121,518
                                                      ---------        ---------        ---------        ---------

Operating expenses:
    Facility operating                                   36,914           24,129           93,066           64,412
    Facility contract services                            2,134                -            4,270                -
    Facility development and pre-rental                   1,774            1,301            3,874            4,070
    General and administrative                            5,956            3,135           13,558            9,093
    Depreciation and amortization                         6,621            5,742           18,637           15,671
    Facility lease                                        2,682              825            5,064            2,128
    Restructuring charge                                      -                -            4,408                -
                                                      ---------        ---------        ---------        ---------
       Total operating expenses                          56,081           35,132          142,877           95,374
                                                      ---------        ---------        ---------        ---------

Income from operations                                   12,052           11,020           38,158           26,144

Other income (expense):
    Interest income                                       2,453            1,619            8,214            4,563
    Interest expense                                     (8,659)          (5,683)         (23,088)         (15,584)
                                                      ---------        ---------        ---------        ---------
       Total other expense                               (6,206)          (4,064)         (14,874)         (11,021)

Equity in (losses) earnings of unconsolidated
    assisted living facilities                             (310)             (84)            (552)              88
Minority interests                                          (79)            (186)            (368)            (316)
                                                      ---------        ---------        ---------        ---------
Income before income taxes                                5,457            6,686           22,364           14,895
Provision for income taxes                                1,746                -            6,011                -
                                                      ---------        ---------        ---------        ---------

Net income                                            $   3,711        $   6,686        $  16,353        $  14,895
                                                      =========        =========        =========        =========

Net income per common share:
---------------------------
       Basic                                          $    0.17        $    0.35        $    0.79        $    0.77
                                                      =========        =========        =========        =========
       Diluted                                        $    0.17        $    0.33        $    0.76        $    0.73
                                                      =========        =========        =========        =========

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Nine months ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                         1999             1998
                                                                                     ------------     -----------
                                                                                             (Unaudited)
OPERATING ACTIVITIES
Net income                                                                            $  16,353        $  14,895
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Equity in losses (earnings) of unconsolidated assisted living facilities             552              (88)
       Minority interests                                                                   368              316
       Provision for bad debts                                                              597              297
       Provision for deferred income taxes                                                5,262                -
       Gain on sale of interests                                                            (70)            (489)
       Depreciation and amortization                                                     18,637           15,671
       Amortization of discount on investments                                             (575)            (162)
       Amortization of premium on investments                                                 9                -
       Amortization of financing costs and discount on long-term debt                     1,717            1,533
       Restructuring charge                                                               4,408                -
       Changes in assets and liabilities:
          (Increase) decrease:
             Accounts receivable                                                          3,563           (3,000)
             Prepaid expenses and other current assets                                  (25,007)          (7,685)
             Other assets                                                                (4,017)          (1,928)
          Increase (decrease):
             Accounts payable and accrued expenses                                      (10,092)          (1,819)
             Deferred revenue                                                            (1,915)          (3,642)
             Other liabilities                                                             (329)           3,969
                                                                                      ---------        ---------
    Net cash provided by operating activities                                             9,461           17,868
                                                                                      ---------        ---------

INVESTING ACTIVITIES
Proceeds from sale of assets                                                             26,923           28,552
Increase in restricted cash and cash equivalents                                         (1,315)          (1,064)
Investment in property and equipment, net of cash acquired                             (148,100)         (96,426)
Increase in investment and notes receivable                                             (34,572)          (4,887)
Proceeds from investments and notes receivable                                            7,488                -
Contributions to investments in unconsolidated assisted living facilities                  (975)            (742)
Distributions from investment in unconsolidated assisted living facilities                   49               62
                                                                                      ---------        ---------
    Net cash used in investing activities                                              (150,502)         (74,505)
                                                                                      ---------        ---------

FINANCING ACTIVITIES
Net proceeds from exercised options                                                       3,667            4,971
Additional borrowings under long-term debt                                              244,864           56,000
Repayment of long-term debt                                                            (121,017)         (22,974)
Financing costs paid                                                                     (4,931)               -
Capital contribution from minority interest                                               1,000                -
                                                                                      ---------        ---------
    Net cash provided by financing activities                                           123,583           37,997
                                                                                      ---------        ---------

Net decrease in cash and cash equivalents                                               (17,458)         (18,640)
Cash and cash equivalents at beginning of period                                         54,197           82,643
                                                                                      ---------        ---------
Cash and cash equivalents at end of period                                            $  36,739        $  64,003
                                                                                      =========        =========






                             See accompanying notes.

                         SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 1999 and 1998 pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Shareholders. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

      Certain 1998 balances have been reclassified to conform with the 1999 presentation.

2.  LONG-TERM DEBT

      Long-term debt was $633.4 million at September 30, 1999 compared to $428.3 million at December 31, 1998.

      At September 30, 1999 a subsidiary of the Company had a syndicated revolving credit facility for $400.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. The Company guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $145.9 million of advances outstanding under this credit facility as of September 30, 1999. The credit facility expires in July 2002.

      Other subsidiaries have revolving credit facilities totaling $59.4 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by the Company. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $48.0 million as of September 30, 1999 and bear interest at prime or rates ranging from LIBOR plus 1.75% to LIBOR plus 2.35%.

      The Company has outstanding $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semi-annually on June 15 and December 15 of each year. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The convertible notes are redeemable at the option of the Company commencing June 15, 2000, at

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

specified premiums. The holders of the convertible notes may require the Company to repurchase the convertible notes upon a change of control of the Company.

      In May 1999, the Company entered into a loan agreement for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of the Company's credit facilities and, as a result, convert a portion of the Company's variable rate debt into debt with a fixed rate. At September 30, 1999, $87.6 million was outstanding.

      The Company has an $85.7 million, excluding a $0.7 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of the Company, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.7 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

      As of September 30, 1999, the Company had various other debt outstanding totaling approximately $116.9 million with interest rates ranging from 6.5% to 10.0%.

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

      A summary of the Company's stock option activity and related information as of September 30, 1999, is presented below:

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


                                          Shares      Weighted - Average
Fixed Options                             (000)          Exercise Price
--------------                       ------------------------------------
Outstanding - January 1, 1999                4,170            $24.93
Granted                                        983             30.08
Exercised                                     (212)            17.25
Canceled                                      (322)            31.02
                                        ----------

Outstanding - September 30, 1999             4,619             26.10
                                        ==========

Exercisable - September 30, 1999             1,440
                                        ==========


         The following table summarizes information about stock options outstanding at September 30, 1999:




                                       Options Outstanding                      Options Exercisable
                         ---------------------------------------------------------------------------------
                                            Weighted-         Weighted-                        Weighted-
                            Number           Average           Average         Number           Average
Range of                 Outstanding        Remaining         Exercise       Exercisable       Exercise
Exercise Prices             (000)        Contractual Life       Price           (000)            Price
----------------------------------------------------------------------------------------------------------
$    3.00 to  8.00             157            6.0          $    4.94              157      $     4.94
     8.01 to 20.00             314            6.6              17.09              280           16.74
    20.01 to 25.63           2,870            7.9              24.96              912           24.98
    25.64 to 44.56           1,278            9.3              33.49               91           35.84
                        ----------                                          ---------
                             4,619                                              1,440
                        ==========                                          =========

   4.  COMMITMENTS AND CONTINGENCIES

         On November 12, 1999, Sunrise elected not to proceed with its planned acquisition of certain properties of Constellation Senior Services, Inc. from Constellation Energy, Inc. and has agreed with Constellation Energy, Inc. to terminate the previously announced purchase agreement. Sunrise and Constellation Energy, Inc. were unable to reach agreement regarding valuation and related financing issues that arose during due diligence. Sunrise will receive back its deposits in the amount of $1.6 million and expects to write-off approximately $0.8 million of legal, due diligence, and pre-closing expenses relating to the transaction in the fourth quarter of 1999.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)



      The Company has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase prices of these sites amount to $76.9 million. The Company is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

      The Company previously completed the sale of four assisted living facilities for an aggregate sales price of $57.2 million in cash. The transactions resulted in the realization of $17.5 million gain which the Company will recognize over a maximum of 15 quarters. To date, the Company has recognized $5.7 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. The Company will continue operating the facilities under long-term operating agreements.

5.  NET INCOME PER COMMON SHARE

      The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):



                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    --------------------    --------------------

                                                       1999       1998        1999        1998
                                                    ---------  ---------    ---------  ---------
Numerator for basic and diluted net income
  per share                                         $   3,711  $   6,686   $   16,353   $ 14,895
                                                    =========  =========    =========   ========
Denominator:
  Denominator for basic net income per
   common share-weighted average shares                21,935     19,340       20,744     19,228
  Effect of dilutive securities:
   Employee stock options                                 343        757          785      1,055
   Warrants                                                 -          -            -          9
                                                    ---------  ---------   ----------   --------
Denominator for diluted net income per common
  share-weighted average shares plus assumed
  conversions                                          22,278     20,097       21,529     20,292
                                                    ---------  ---------   ----------   --------

Basic net income per common share                   $    0.17  $    0.35   $     0.79   $   0.77
                                                    =========  =========   ==========   ========

Diluted net income per common share                 $    0.17  $    0.33   $     0.76   $   0.73
                                                    =========  =========   ==========   ========

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

      Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $29.3 million and $11.8 million as of September 30, 1999 and December 31, 1998, respectively, which relate primarily to development activities.

7.  RELATED-PARTY TRANSACTIONS

         The Company has entered into a joint venture arrangement with a third-party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. A former director of the Company is a general partner in the third-party that is providing such equity capital. A current director of the Company is a managing director of the entity that owns controlling interests in the third-party. Currently, the joint venture has two properties under development in the United Kingdom and eight properties under development in Canada. The Company provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of September 30, 1999, the third-party has provided approximately $12.5 million and the Company has provided $1.0 million of equity capital to the joint venture.

         The Company has committed to provide a revolving credit arrangement of up to approximately $3.4 million in principal to a subsidiary of the joint venture. Interest on advances made under the credit arrangement accrues at 12.0%. The outstanding principal and unpaid accrued interest are due on November 4, 2001. At September 30, 1999, the outstanding principal balance and unpaid accrued interest under the credit arrangement totaled approximately $3.7 million.

8.  INFORMATION ABOUT THE COMPANY'S SEGMENTS

         The Company primarily derives income from two types of services: (1) resident services and (2) management services. Resident services are further segmented into two stages of operations consisting of stabilized facilities and lease-up facilities. Stabilized facilities represent owned facilities opened or operated by the Company for at least 12 months, or that have achieved occupancy percentages of 95% or above. Lease-up facilities represent those facilities owned by the Company that are operating in their early stages but are not considered stabilized. Management services include fees from long-term management contracts or development contracts for facilities owned by unconsolidated joint ventures and other third-party owners.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Segment information is as follows (in thousands):

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                        ----------------------------------       ----------------------------------
                                                              1999             1998                   1999              1998
                                                        ----------------------------------       ----------------------------------
Operating Revenue:
  Resident Services:
      Stabilized                                               $  42,386        $  27,609              $ 104,234         $  61,754
      Lease-up                                                    16,510           13,309                 51,337            46,949
  Management services:
      Unconsolidated assisted living facilities                    7,881            4,499                 21,311            12,080
      Consolidated assisted living facilities                      4,779            2,104                 10,058             5,584
  Other                                                            1,356              735                  4,153               735
  Elimination of intersegment revenue                             (4,779)          (2,104)               (10,058)           (5,584)
                                                        ----------------------------------       ----------------------------------
      Total operating revenue                                     68,133           46,152                181,035           121,518
Operating expenses:
  Resident Services:
      Stabilized                                                  27,011           17,445                 64,414            40,200
      Lease-up                                                    13,098            8,788                 37,126            29,796
  Management services                                              7,573            3,219                 17,486             9,108
  Elimination of intersegment expenses                            (3,195)          (2,104)                (8,474)           (5,584)
                                                        ----------------------------------       ----------------------------------
      Total operating expenses                                    44,487           27,348                110,552            73,520
                                                        ----------------------------------       ----------------------------------
      Segment operating income                                    23,646           18,804                 70,483            47,998

Reconciliation to income before income taxes:
  Facility pre-rental                                              1,193              600                  1,987             2,601
  General and administrative                                       1,098              617                  2,229             1,454
  Depreciation and amortization                                    6,621            5,742                 18,637            15,671
  Facility lease                                                   2,682              825                  5,064             2,128
  Restructuring charge                                                 -                -                  4,408                 -
                                                        ----------------------------------       ----------------------------------
      Income from operations                                      12,052           11,020                 38,158            26,144
  Interest expense, net                                           (6,206)          (4,064)               (14,874)          (11,021)
  Equity in (losses) earnings of unconsolidated
      Assisted living facilities                                    (310)             (84)                  (552)               88
  Minority interests                                                 (79)            (186)                  (368)             (316)
                                                        ----------------------------------       ----------------------------------
      Income before income Taxes                                $  5,457        $   6,686              $  22,364         $  14,895
                                                        ==================================       ==================================

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


         Other revenues for the three and nine months ended September 30, 1999 and 1998 consist of realized gains on the sale of assisted living facilities.


Assets:                                                         SEPTEMBER 30,        DECEMBER 31,
-------                                                              1999                1998
                                                          ---------------------------------------
Stabilized operations                                             $  440,605           $ 219,794
Lease-up operations                                                  100,819              89,552
Assets held for sale                                                  49,528                   -
Other segment assets                                                 180,426               8,511
Corporate                                                            267,536             365,554
                                                          ---------------------------------------
     Total assets                                                 $1,038,914           $ 683,411
                                                          =======================================


9.  ACQUISITIONS AND DISPOSITIONS

         On May 14, 1999, the Company completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued
2.2 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of the Company. The total transaction was valued at $85.5 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.9 million. Karrington operates assisted living facilities providing services to the elderly.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington for the period from May 14, 1999 (exclusive of assets held for sale) are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. Management contracts and leaseholds represent the estimated fair values assigned to eight management contracts and twelve leaseholds acquired as part of the acquisition and will be amortized over the average useful lives of the underlying asset or agreements ranging between 18 to 20 years. Investments in unconsolidated assisted living facilities represents the estimated fair values assigned to the Company's 20% - 50% joint venture interests of assisted living facilities acquired as part of the acquisition. The costs in excess of assets acquired will be amortized on a straight-line basis over 38 years. The purchase of Karrington was presented in the statement of cash flows as a non-cash transaction, net of cash acquired.

         The following unaudited pro forma information presents the results of operations of the Company (exclusive of assets held for sale) for the nine months ended September 30, 1999 and 1998, respectively, as if the acquisition of Karrington had taken place as of January 1, 1999 and 1998.

                                                           1999                     1998
                                                   ---------------------    ----------------------
          Revenue                                              $193,424                 $ 138,349
          Net income                                              8,446                     5,634
          Basic earnings per share                                 0.37                      0.26
          Diluted earnings per share                               0.36                      0.25

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

10.  ASSETS HELD FOR SALE

         The Company intends to sell 15 operating properties, six zoned development sites and one non-operating property acquired from Karrington within 12 months following the merger. The Company believes that these properties do not fit with its strategy. Specifically, the Company believes such properties are not located within its target markets, cannot be repositioned easily as Sunrise facilities and would not be able to achieve benefits of regional clustering. Consequently, these assets are presented on the balance sheet as assets held for sale at their estimated fair values less estimated costs to sell. The operating results of these assets are not reflected in the Company's consolidated operating results.

         The operating results of the properties since completion of the merger on May 14, 1999 are as follows:

          Revenue                                                        $     5,074
          Operating expenses                                                   4,781
          Interest expense                                                     1,458
                                                                         --------------
          Net loss                                                       $    (1,165)
                                                                         ==============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate the Karrington properties profitably, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 1998 Annual Report on Form 10-K. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

OVERVIEW

      Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 130 facilities in 23 states with a capacity of more than 10,000 residents, including 101 facilities owned by Sunrise or in which it has ownership interests, 15 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 14 facilities managed for third parties. Sunrise also operates two skilled nursing facilities owned by a third-party.

      On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued 2.2 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.5 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.9 million. Karrington operates assisted living facilities providing services to the elderly.

      The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. The $29.0 million of costs in excess of assets acquired are being amortized on a straight-line basis over 38 years. The purchase of Karrington was presented in the Statement of Cash Flows as a non-cash transaction, net of cash acquired.

      Sunrise intends to sell 15 Karrington operating properties, six zoned development sites and one non-operating property within 12 months following the merger. Most of the facilities are Karrington Cottage prototype models, which consist of 20 units or less. These properties are classified as assets held for sale on the accompanying balance sheet.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On November 12, 1999, Sunrise elected not to proceed with its planned acquisition of certain properties of Constellation Senior Services, Inc. from Constellation Energy, Inc. and has agreed with Constellation Energy, Inc. to terminate the previously announced purchase agreement. Sunrise and Constellation Energy, Inc. were unable to reach agreement regarding valuation and related financing issues that arose during due diligence. Sunrise will receive back its deposits in the amount of $1.6 million and expects to write-off approximately $0.8 million of legal, due diligence, and pre-closing expenses relating to the transaction in the fourth quarter of 1999.

      Sunrise has continued to experience growth in operations over the 12 months ended September 30, 1999. During this period, Sunrise began operating an additional seven facilities owned by it or in which it has ownership interests (excluding facilities held for sale following the acquisition of Karrington) and managing an additional five facilities for third parties. Since September 30, 1999, Sunrise opened two additional facilities. Sunrise also entered into several new development contracts during the 12 months ended September 30, 1999. As a result, operating revenue increased to $68.1 million for the three months ended September 30, 1999 from $46.2 million for the three months ended September 30, 1998. Net income, however, decreased by $3.0 million to $3.7 million for the three months ended September 30, 1999, or $0.17 per share (diluted), from $6.7 million for the three months ended September 30, 1998, or $0.33 per share (diluted). The decrease in net income was due in part to the under-performance of certain properties, including those acquired through the acquisition of Karrington in May 1999. Also contributing to the decrease in net income was an increase in general and administrative expenses, and the recognition of income taxes in 1999. In prior years, income tax expense was offset by recognizing tax benefits of certain net operating loss carryforwards. See "Results of Operations" for further discussion.

      Operating revenue increased to $181.0 million for the nine months ended September 30, 1999 from $121.5 million for the nine months ended September 30, 1998. Net income increased by $1.5 million to $16.4 million for the nine months ended September 30, 1999, or $0.76 per share (diluted), including a one-time restructuring charge of $4.4 million ($3.2 million net of taxes), or $0.15 per share (diluted), from $14.9 million for the nine months ended September 30, 1998, or $0.73 per share (diluted). Excluding the one-time restructuring charge, net income for the nine months ended September 30, 1999 would have been $19.6 million, or $0.91 per share (diluted).

      The increase in net income between the periods was attributable to the additional facilities operated in the nine months ended September 30, 1999 and increases in development and management contracts with third parties. The increase was partially offset by the under-performance of certain properties, the increase in general and administrative expenses, the recognition of income taxes in 1999 for the first time and the restructuring charge. See "Results of Operations" for further discussion.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 37 facilities under construction with a resident capacity of approximately 3,300, of which 14 facilities are scheduled to open in the next two months. Sunrise also has entered into contracts to purchase 53 additional development sites, 29 of which are zoned, and to lease 2 additional sites under long-term ground leases. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

      In connection with the implementation of its growth plans, in prior years Sunrise made significant investments in its infrastructure through the addition of information technology, as well as additions to headquarters and regional staff. During 1999, Sunrise expects to continue to invest in these areas to support both the growth of Sunrise and to provide enhancement to some of its existing computer systems to make them year 2000 compliant. See "Results of Operations" and "Year 2000 Issues" for further discussion.

      Sunrise plans to expand its previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and recognize gains on appreciated real estate. Sunrise is exploring uses of the additional cash expected to be generated by the expansion of the asset sales program, including a possible common stock buy-back program. In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction will result in the realization of up to an $11.1 million gain over the 12 quarters following the sale. To date, Sunrise has recognized $1.7 million of the gain. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate purchase price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain over a maximum of 15 quarters following the sale. To date, Sunrise has recognized $4.0 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions were set up as tax-free exchanges. Sunrise will continue operating the facilities under long-term operating agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      Operating Revenue. Operating revenue for the three months ended September 30, 1999 increased 48% to $68.1 million from $46.2 million for the three months ended September 30, 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for the three months ended September 30, 1999 increased $18.0 million, or 44%, to $58.9 million

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from $40.9 million for the three months ended September 30, 1998. This increase was due primarily to the inclusion for the three months ended September 30, 1999 of approximately $10.3 million from the Karrington properties acquired in May 1999 and $4.1 million of resident fees generated from the operations of Sunrise developed assisted living facilities open during the three months ended September 30, 1999 that were not open during the three months ended September 30, 1998. Another $3.3 million of the increase in resident fees was from facilities operating for a full three months in 1999 versus a partial period in 1998. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees.

      Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved occupancy percentages of 95% or above at the beginning of the quarter, decreased to 94.4% for the three months ended September 30, 1999 compared to 95.6% for the three months ended September 30, 1998. The occupancy rate excludes temporary vacancies and resident relocations generally of between three to six months due to renovations. Sunrise increased its owned and operated stabilized communities by 49 percent over the three months ended September 30, 1998 to 58 stabilized communities, including three Karrington properties, for the three months ended September 30, 1999 from 39 stabilized communities for the three months ended September 30, 1998. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $99 for the three months ended September 30, 1999 from $90 for the three months ended September 30, 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence(TM) care services. For the 36 communities currently owned which were stabilized in both the third quarter of 1998 and the third quarter of 1999, occupancy remained constant at 95.5%.

      Resident fees for owned facilities in initial resident lease-up, including the Karrington properties, increased by $3.2 million between the three months ended September 30, 1999 and 1998 due to an increase in the number of facilities in lease-up and the facilities in lease-up being in different stages of lease-up in the respective three month periods.

      Management services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third-party owners and includes management fees, which are generally in the range of 5% to 7% of a managed facility's total operating revenue, for homes in operation and development fees for site acquisition, development services, facility design and construction management services. Facility contract services revenue is comprised of fees plus reimbursable expenses of facilities operated with Sunrise employees under long-term operating contracts. Management services income for the three months ended September 30, 1999 increased to $5.6 million from $4.5 million for the three months ended September 30, 1998. This $1.1 million increase resulted primarily from additional development and management contracts entered into after the third quarter of 1998 with unconsolidated joint ventures and third-party owners. Sunrise had expected to derive additional increases in management service income from third-party joint ventures. However, difficulties have been experienced by the third-party

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


joint ventures in obtaining debt financing for construction. Sunrise expects these difficulties to continue for several quarters.

      During the three months ended September 30, 1999, Sunrise recognized $1.4 million of gain previously deferred. This gain relates to the prior sale of assisted living communities and was recognized upon the resolution of contractual contingencies.

      Operating Expenses. Operating expenses for the three months ended September 30, 1999 increased by 60% to $56.1 million from $35.1 million for the three months ended September 30, 1998. The increase in operating expenses for the three months ended September 30, 1999 was attributable to increases in all of the following expenses: facility operating, facility contract services (which is comprised of operating expenses reimbursable to Sunrise under long-term operating contracts), facility development and pre-rental, general and administrative, depreciation and amortization and facility lease.

      Facility operating expenses for the three months ended September 30, 1999, increased 53% to $36.9 million from $24.1 million for the three months ended September 30, 1998. As a percentage of resident fees, facility operating expenses for the three months ended September 30, 1999, increased to 63% from 59% for the three months ended September 30, 1998. Of the $12.8 million increase, $8.7 million was attributable to expenses from operations at the Karrington properties and $2.3 million from operations at new Sunrise developed assisted living facilities open during the three months ended September 30, 1999 that were not open during the same period in 1998. Another $1.7 million of the increase in facility operating expenses was from facilities operating for a full three months in 1999 versus a partial period in 1998. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expenses at facilities that were operational for a full quarter in both periods.

      Facility development and pre-rental expenses for the three months September 30, 1999, increased 36% to $1.8 million from $1.3 million for the three months ended September 30, 1998. The $0.5 million increase in facility development and pre-rental expenses for the three months ended September 30, 1999 was primarily related to an increase in start-up costs due to an increase in the number of facilities in later stages of development during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Sunrise is scheduled to open approximately 14 facilities during the next two months.

      General and administrative expenses for the three months ended September 30, 1999 increased 90% to $6.0 million from $3.1 million for the three months ended September 30, 1998. As a percentage of operating revenue, general and administrative expenses for the three months ended September 30, 1999 increased to 8.7% from 6.8% for the three months ended September 30, 1998. The $2.8 million increase in general and administrative expenses for the three months ended September 30, 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices. The additional staffing was due, in part, to the 14 home openings scheduled during the next two months, as well as the acquisition and integration of Karrington in 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



      Depreciation and amortization expenses for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 increased $0.9 million, or 15%, to $6.6 million from $5.7 million for the three months ended September 30, 1998 primarily due to a $1.1 million increase in depreciation expense partially offset by a $0.2 million decrease in amortization. Of the increase in depreciation expense, $0.4 million related to the acquisition of the Karrington properties and $0.5 million related to new Sunrise developed facilities which were not open during the three months ended September 30, 1998. Another $0.1 million of the increase in depreciation expense was from facilities operating for a full three months in 1999 versus a partial period in 1998.

      Facility lease expenses increased $1.9 million to $2.7 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998. The increase was primarily due to the operation of 12 Karrington leased properties.

      Other Income (Expense). Interest income increased to $2.5 million for the three months ended September 30, 1999 compared to $1.6 million for the three months ended September 30, 1998. This increase was primarily due to an increase in interest income from notes receivable. Interest expense increased for the three months ended September 30, 1999 to $8.7 million from $5.7 million for the three months ended September 30, 1998. Of the $3.0 million increase, $1.3 million was due to interest on additional borrowings under one of Sunrise's credit facilities and $1.6 million was due to interest expense on the $88.0 million loan agreement entered into in May, 1999. Another $0.5 million was due to the debt assumed through the acquisition of Karrington. The increase in interest expense was partially offset by an increase in capitalized interest.

      Provision for Income Taxes. The provision for income taxes was $1.7 million and zero for the three months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, Sunrise had total net operating loss carryforwards of approximately $27.7 million available to offset future federal taxable income, which expire from 2010 through 2014. This amount includes approximately $11.2 million of net operating loss carryforwards acquired from Karrington, which are subject to certain limitations on utilization. The remaining net operating loss carryforwards will result in a tax benefit derived from non-qualified stock options, and when recognized for tax purposes, will be credited directly to equity.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      Operating Revenue. Operating revenue for the nine months ended September 30, 1999 increased 49% to $181.0 million from $121.5 million for the nine months ended September 30, 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for the nine months ended September 30, 1999 increased $46.9 million, or 43%, to $155.6 million from $108.7 million for the nine months ended September 30, 1998. This increase was due primarily to the inclusion for the nine months ended September 30, 1999 of approximately $15.2 million from the Karrington properties acquired in May 1999 and $6.5 million of resident fees

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


generated from the operations of new Sunrise developed assisted living facilities open during the nine months ended September 30, 1999 that were not open during the nine months ended September 30, 1998. Another $21.2 million of the increase in resident fees was from facilities operating for a full nine months in 1999 versus a partial period in 1998. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees, and the average resident occupancy for facilities that were owned and operated by Sunrise during both periods.

      Average resident occupancy for owned facilities operated by the Company for at least 12 months or that have achieved occupancy percentages of 95% or above at the beginning of the year, increased to 95.5% for the nine months ended September 30, 1999 compared to 94.7% for the nine months ended September 30, 1998. The occupancy rate excludes temporary vacancies and resident relocations generally of between three to six months due to renovations. Sunrise increased its owned and operated stabilized communities by 58 percent over the nine months ended September 30, 1998 to 49 stabilized communities for the nine months ended September 30, 1999 from 31 stabilized communities for the nine months ended September 30, 1998. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $97 for the nine months ended September 30, 1999 from $86 for the nine months ended September 30, 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence(TM) care services. For the 29 communities currently owned which were stabilized in both periods, occupancy increased to 95.2% for the nine months ended September 30, 1999 from 94.4% for the nine months ended September 30, 1998.

      Resident fees for owned facilities in initial resident lease-up, including the Karrington properties, increased by $4.4 million between the nine months ended September 30, 1999 and 1998 due to the increase in the number of facilities in lease-up and the facilities in lease-up being in different stages of lease-up in the respective periods.

      Management services income for the nine months ended September 30, 1999 increased to $16.6 million from $12.1 million for the nine months ended September 30, 1998. This $4.6 million increase resulted primarily from additional development and management contracts entered into after the third quarter of 1998 with unconsolidated joint ventures and third-party owners. Sunrise had expected to derive additional increases in management service income from third-party joint ventures. However, difficulties have been experienced by the joint ventures in obtaining financing for construction. Sunrise expects these difficulties to continue for several quarters.

      During the nine months ended September 30, 1999, Sunrise recognized $4.2 million of gain, some of which was previously deferred. This gain relates to the prior sale of assisted living communities, some of which was recognized upon the resolution of contractual contingencies.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Operating Expenses. Operating expenses for the nine months ended September 30, 1999 increased by 50% to $142.9 million from $95.4 million for the nine months ended September 30, 1998. The increase in operating expenses for the nine months ended September 30, 1999 was attributable to increases in all of the following expenses: facility operating, facility contract services, general and administrative, depreciation and amortization and facility lease. Sunrise also recorded a restructuring charge in 1999.

      Facility operating expenses for the nine months ended September 30, 1999, increased 44% to $93.1 million from $64.4 million for the nine months ended September 30, 1998. As a percentage of resident fees, facility operating expenses for the nine months ended September 30, 1999, increased to 60% from 59% for the nine months ended September 30, 1998. Of the $28.7 million increase, $12.3 million was attributable to expenses from operations at the Karrington properties and $3.6 million from operations at new Sunrise developed assisted living facilities open during the nine months ended September 30, 1999 that were not open during the same period in 1998. Another $12.1 million of the increase in facility operating expenses was from facilities operating for a full nine months in 1999 versus a partial period in 1998. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expense at facilities that were operational for a full nine months in both periods.

      Facility development and pre-rental expenses for the nine months September 30, 1999, decreased 4.8% to $3.9 million from $4.1 million for the nine months ended September 30, 1998. The $0.2 million decrease in facility development and pre-rental expenses for the nine months ended September 30, 1999 was primarily related to a decrease in start-up costs due to facilities being in earlier stages of development during the nine months ended September 30, 1999 as compared to facilities under development during the nine months ended September 30, 1998. As previously discussed, Sunrise noted an increase in the third quarter of 1999 and expects similar levels in the fourth quarter of 1999 due to the 14 home openings scheduled during the next two months.

      General and administrative expenses for the nine months ended September 30, 1999 increased 49% to $13.6 million from $9.1 million for the nine months ended September 30, 1998. As a percentage of operating revenue, general and administrative expenses for the nine months ended September 30, 1999 remained constant at 7% compared to the nine months ended September 30, 1998. The $4.5 million increase in general and administrative expenses for the nine months ended September 30, 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices. The additional staffing is due, in part, in anticipation of the 14 home openings scheduled for the fourth quarter of 1999, as well as the acquisition and integration of Karrington in 1999.

      Depreciation and amortization expenses for the nine months ended September 30, 1999 compared to the nine months ended in September 30, 1998 increased $3.0 million, or 19%, to $18.6 million from $15.7 million for the nine months ended September 30, 1998 primarily due to a $3.6 million increase in depreciation expense, partially offset by a $0.6 million decrease in amortization expense. Of the increase in depreciation expense, $0.8 million related to the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

acquisition of the Karrington properties and $0.7 million related to new Sunrise developed facilities that were not open during the nine months ended September 30, 1998. Another $1.8 million of the increase in depreciation expense was from facilities operating for a full nine months in 1999 versus a partial period in 1998.

      Facility lease expenses increased $2.9 million to $5.1 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. Of the increase, $2.8 million was related to the operation of 12 Karrington leased properties.

      Sunrise recorded a $4.4 million restructuring charge in the second quarter of 1999 related to the consolidation and integration of the acquired operations and development pipeline of Karrington.

      Other Income (Expense). Interest income increased to $8.2 million for the nine months ended September 30, 1999 compared to $4.6 million for the nine months ended September 30, 1998. This increase was primarily due to an increase in interest income from long-term investments and notes receivable, offset, in part, by a decrease in funds available for short-term investment. Interest expense increased for the nine months ended September 30, 1999 to $23.1 million from $15.6 million for the nine months ended September 30, 1998. Of the $7.5 million increase, $4.2 million was due to interest on additional borrowings under one of Sunrise's credit facilities and $2.1 million was due to interest expense on the $88.0 million loan agreement entered into in May, 1999. Another $1.0 million was due to the debt assumed through the acquisition of Karrington.

      Provision for Income Taxes. The provision for income taxes was $6.0 million and zero for the nine months ended September 30, 1999 and 1998, respectively. The difference between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                                 1999                  1998
                                                                           ------------------    ------------------
        Statutory rate                                                            35%                   35%
        State taxes, net                                                           7                     6
        Valuation allowance and other                                            (15)                  (41)
                                                                           ------------------    ------------------
                                                                                  27%                    0%
                                                                           ==================    ==================


LIQUIDITY AND CAPITAL RESOURCES

      To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At September 30, 1999, Sunrise had $633.4 million of outstanding debt at a weighted average interest rate of 7.00%. Of the amount of outstanding debt, Sunrise had $360.7 million of fixed-rate debt, excluding a $0.7 million loan discount, at a weighted average interest rate of 6.87%, and $273.4 million of variable rate debt at a weighted average interest rate of 7.17%.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      At September 30, 1999, Sunrise had approximately $36.7 million in unrestricted cash and cash equivalents, including $8.4 million in high-quality short-term investments (A1/P1 rated) and $102.7 million in net working capital and currently has $265.5 million of unused lines of credit.

      At September 30, 1999, a subsidiary of Sunrise had a syndicated revolving credit facility for $400.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.00% to LIBOR plus 1.50%. There were $145.9 million of advances outstanding under this credit facility as of September 30, 1999. The credit facility expires on July 2002.

      Other subsidiaries have revolving credit facilities totaling $59.4 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $48.0 million as of September 30, 1999 and bear interest at Prime or rates ranging from LIBOR plus 1.75% to LIBOR plus 2.35%.

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

      In May 1999, Sunrise entered into a loan agreement for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate. At September 30, 1999, $87.6 million was outstanding.

      Sunrise has an $85.7 million, excluding a $0.7 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.7 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

      As of September 30, 1999, Sunrise had various other debt outstanding totaling approximately $116.9 million, including $64.4 million of debt acquired through the acquisition of Karrington, with interest rates ranging from 6.5% to 10.0%.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. Sunrise recorded net interest expense for the nine months ended September 30, 1999 and 1998 in the amounts of $410,000 and $38,000, respectively, for swap transactions.

      There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

      - require it to meet specified financial tests. For example, Sunrise's $85.7 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million, to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

      Working capital increased to $102.7 million at September 30, 1999 from $69.6 million at December 31, 1998, primarily due to a net increase in working capital resulting from the purchase of Karrington and an increase in receivables from joint ventures.

      Sunrise has committed to provide a revolving credit arrangement of up to approximately $3.4 million in principal to a subsidiary of a joint venture in the United Kingdom. Interest on the outstanding principal amount accrues at 12%. The arrangement expires on November 4, 2001. At September 30, 1999, the outstanding principal balance and unpaid accrued interest under this credit arrangement totaled approximately $3.7 million.

       Net cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was approximately $9.5 million and $17.9 million, respectively. Net cash provided by

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operating activities for the nine months ended September 30, 1999 reflects an increase in Sunrise's activities related to the development of unconsolidated joint venture properties.

      During the nine months ended September 30, 1999 and 1998, Sunrise used $150.5 million and $74.5 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $148.1 million, which includes the purchase of one assisted living facility, and $96.4 million for the nine months ended September 30, 1999 and 1998, respectively, related to the construction of assisted living facilities. For the nine months ended September 30, 1999, Sunrise also invested $34.6 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset, in part, by the proceeds from the sale of two assisted living communities in June 1999 amounting to $26.9 million plus $7.5 million of proceeds from investments and notes receivable.

      Net cash provided by financing activities was $123.6 million and $38.0 million, respectively, for the nine months ended September 30, 1999 and 1998. Financing activities for the nine months ended September 30, 1999 included additional borrowings of $244.9 million, offset, in part, by debt repayments of $121.0 million. Additional borrowings during the nine months ended September 30, 1999 were primarily from the $88.0 million loan entered into in May 1999 and one of Sunrise's credit facilities. The additional borrowings under Sunrise's credit facility were used to fund Sunrise's continued development of assisted living facilities. Debt repayments during the nine months ended September 30, 1999 included the use of the proceeds from the $88.0 million loan to reduce the outstanding balance on one of Sunrise's credit facilities. During the nine months ended September 30, 1998, additional borrowings were $56.0 million and debt repayments were $23.0 million.

      Sunrise currently estimates that the existing credit facilities, existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing may be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $280 million and $415 million to complete the 35 facilities Sunrise currently has under construction. Sunrise expects that the cash flow from the combined companies' operations, together with borrowings under existing credit facilities, will be sufficient to fund Sunrise's needs for at least the next six months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that required financing and refinancing will be available to Sunrise on acceptable terms.

      In addition, Sunrise plans to expand its previously-announced plan of selling selected real estate assets as a normal part of its operations while retaining long-term management through operating agreements. This strategy should enable Sunrise to redeploy capital for such purposes as new development projects, debt reduction and other uses including a possible common stock buy-back program. There can be no assurance that Sunrise can continue or expand its plan to sell selected assets. The ability of Sunrise to sell selected real estate assets will be determined by various factors, including Sunrise's ability to identify suitable purchasers, the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

financial performance of the selected assets prior to sale, and the ability of Sunrise and the purchaser to agree upon an acceptable sales price.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

      Sunrise expects that the number of owned and operated facilities will continue to increase substantially as it pursues its development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on Sunrise's management resources. Sunrise's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If Sunrise is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is Sunrise's policy to capitalize certain costs incurred to rent its facilities such as costs of model units, their furnishings and "grand openings" in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operation of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of Sunrise's development and leasing activities which are not considered to be within the scope of Statement 67 or Statement 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement 67 and Statement 91 is not affected by the provisions of SOP 98-5. The adoption of SOP 98-5 in January 1999 did not materially affect results of operations or the financial position of Sunrise.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Sunrise completed the inventory and assessment phases for substantially all of its mission critical information technology systems. Sunrise's mission critical information technology systems are currently in the remediation and testing phases. Mission critical information technology systems implemented or updated that are year 2000 compliant include:

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

      Sunrise plans to complete the remediation and testing of substantially all of its mission critical systems by November 1999.

      Sunrise is complete in its assessment of embedded systems, which includes the additional Karrington communities. Sunrise's remaining steps include remediating and testing systems that exhibit year 2000 issues. Sunrise intends to focus its testing and remediation efforts on select embedded systems at Sunrise's facilities, such as telephone, elevator, security, HVAC and similar

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



systems. Sunrise plans to complete the remediation and testing of these systems by year-end 1999.

      External Relationships. Sunrise also faces the risk that one or more of its critical vendors will not be able to interact with Sunrise due to the third-party's inability to resolve its own year 2000 issues, including those associated with its own external relationships. Sunrise has completed its inventory of external relationships and is continuing its attempt to determine the overall year 2000 readiness of its external relationships. In the case of mission critical suppliers, such as banks, financial intermediaries, including stock exchanges, telecommunications providers and other utilities, Sunrise engaged in discussions with the third parties and obtained detailed information as to those parties' year 2000 plans and state of readiness. Sunrise has not been made aware of any critical vendors that will not be year 2000 ready, however, Sunrise cannot ultimately predict whether its mission critical suppliers will be year 2000 ready.

      Year 2000 Costs. Sunrise estimates the cost of assessment, remediation, testing and certification of its internal systems will be approximately $2.0 million. The major components of these costs are: consultants, new software and hardware, software upgrades and travel expenses. Sunrise expects that these costs will be funded through operating cash flows. This estimate is based on currently available information. Sunrise's year 2000 costs may increase once it has determined the year 2000 readiness of its vendors, customers and other third parties. In addition, the availability and cost of consultants and other personnel trained in this area and any future acquisitions may materially affect the estimated costs.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of September 30, 1999.

      Sunrise has investments in notes receivable, bonds and mortgages loans. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 15%. Investments in bonds and mortgage loans are secured by the operating properties subject to the debt and are with properties that are managed by Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, whichever is more favorable in management's judgment at the time of financing.

      Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of September 30, 1999, Sunrise had two interest rate swap agreements which effectively establishes fixed rates of 7.3% on up to $19.0 million of long-term debt until June 2001 and 7.1% on up to $7.0 million of long-term debt until April 2003. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $273.4 million at September 30, 1999 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2.7 million.

      The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 1999.

                                                                                                              Estimated
                                                                 Maturity Date                               Fair Market


                                 2000         2001         2002          2003          2004     Thereafter      Value
                                 ----         ----         ----          ----          ----     ----------      -----

                                                          (dollars in thousands)
ASSETS
Notes receivable
  Fixed rate                        --      $ 3,730     $ 16,412            --            --     $  11,118     $  31,260
   Average interest rate            --        12.0%        10.0%            --            --         10.0%            --
  Variable rate                     --           --           --       $24,182            --            --     $  24,182
   Average interest rate            --           --           --         10.0%            --            --            --
Investments
  Bonds                             --           --           --            --            --     $   5,750     $   5,750
   Average interest rate            --           --           --            --            --         11.0%            --

LIABILITIES
Debt
  Fixed rate                   $ 4,024      $69,395     $ 25,460      $  4,619       $ 5,047      $101,045      $211,036
   Average interest rate          8.5%         8.6%         7.3%          8.8%          8.8%          7.4%            --
  Variable rate                $30,484      $33,327     $170,597     $  12,246       $13,597      $  8,592      $268,843
   Average interest rate          7.0%         7.2%         7.0%          8.5%          7.6%          7.5%            --
  Convertible notes                 --           --     $150,000            --            --            --      $161,250
   Average interest rate            --           --         5.5%            --            --            --            --

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.                        Exhibit Name
      -----------                        ------------
      27        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SUNRISE ASSISTED LIVING, INC.
                                                    (Registrant)
   Date:       November 15, 1999                    /s/ Christian B. A. Slavin
-----------------------------------------        ---------------------------------------------------------
                                                    Christian B. A. Slavin
                                                    Chief Financial Officer

   Date:       November 15, 1999                    /s/ Larry E. Hulse
-----------------------------------------        ---------------------------------------------------------
                                                    Larry E. Hulse
                                                    Chief Accounting Officer