Form 10-K
period 1999-12-31
SUNRISE ASSISTED LIVING INC
filed 2000-03-30
CIK 1011064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

      [xx]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from        to        .

                         Commission File Number 0-20765

                          SUNRISE ASSISTED LIVING, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                                      54-1746596
-------------------------------------------                    ---------------------------------------
       (State or other jurisdiction of                                      (I.R.S. Employer
       incorporation or organization)                                      Identification No.)


         7902 Westpark Drive
             McLean, VA                                                          22102
-------------------------------------------                    ---------------------------------------
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

                 5 1/2% Convertible Subordinated Notes due 2002
                 ----------------------------------------------
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                              -----       -----

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   -----

            The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 17, 2000 was $140,349,245. */
                                                                 -

            The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.

                Outstanding at March 17, 2000: 21,938,894 shares.

-------------------
*/ Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

                                                                                                 Page(s)
PART I      Item 1.  Business.....................................................................  3
            Item 2.  Properties................................................................... 35
            Item 3.  Legal Proceedings............................................................ 36
            Item 4.  Submission of Matters to a Vote of Security Holders.......................... 36

PART II     Item 5.  Market for Registrant's Common Equity and
                     Related Stockholders Matters................................................. 37
            Item 6.  Selected Financial Data...................................................... 38
            Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................................... 39
            Item 7A. Quantitative and Qualitative Disclosure
                     About Market Risk............................................................ 59
            Item 8.  Financial Statements and Supplementary Data.................................. 59
            Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.......................................... 59

PART III    Item 10. Directors and Executive Officers of the Registrant........................... 59
            Item 11. Executive Compensation....................................................... 59
            Item 12. Security Ownership of Certain Beneficial Owners
                     and Management............................................................... 59
            Item 13. Certain Relationships and Related Transactions............................... 60

PART IV     Item 14. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K.................................................................. 60

SIGNATURES ....................................................................................... 62

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

            Sunrise Assisted Living, Inc. is a provider of assisted living services to the elderly. Sunrise was incorporated in Delaware on December 14, 1994 to combine various activities relating to the development, ownership and operation of the Sunrise assisted living facilities held by predecessor entities. Sunrise currently operates 148 facilities in 23 states and one in the United Kingdom, with a resident capacity of more than 11,500 residents, including 117 facilities owned by Sunrise or in which it has ownership interests, 16 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 15 facilities managed for third parties. Sunrise had revenues of $255.2 million and net income of $20.2 million in 1999. Approximately 99% of Sunrise's revenues were derived from private pay sources.

            Sunrise's growth objectives include developing new Sunrise model assisted living facilities. Since its initial public offering in June 1996, Sunrise has completed development of 65 such facilities with a resident capacity of 5,776 and has 22 facilities currently under construction with a resident capacity of approximately 1,900. Sunrise also has entered into contracts to purchase 43 additional sites, 25 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant. See "--Facility Development" and "--Facility Acquisitions."

            On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued
2.3 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.1 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.5 million. Karrington operates assisted living facilities providing services to the elderly.

            The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. The $35.1 million of costs in excess of assets acquired are being amortized on a straight-line basis over 38 years.

            Sunrise intends to sell 16 Karrington operating properties, four zoned development sites and one non-operating property, which were inconsistent with Sunrise's product and market strategy. Most of the facilities are Karrington Cottage prototype models, which consist of 20 units or less. These properties are classified as assets held for sale on the accompanying balance sheet. Sunrise anticipates completing the sale of substantially all of the assets held for sale by the third quarter of 2000.

            Due to market conditions in the areas where the assets held for sale are located, Sunrise elected in December 1999 to adjust downward the value assigned to certain of these assets, which resulted in an adjustment to the original purchase price allocation of the Karrington acquisition. As a result of the adjustment, the carrying value of assets held for sale decreased by $14.1 million from Sunrise's original estimated assigned fair value. The valuation adjustments are reflected as a change in goodwill and the deferred tax accounts that are associated with the Karrington acquisition.

            A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.50%. The credit facility expires in July

2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

THE ASSISTED LIVING INDUSTRY

            Sunrise believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing facility but cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living, such as bathing, eating, personal hygiene, grooming and dressing. Some assisted living facilities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Unlike assisted living facilities, skilled nursing facilities provide 24-hour skilled nursing care, supervised by a registered nurse. Sunrise believes that consumer preference and demographic trends should allow assisted living to remain one of the fastest growing segments of elder care.

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

THE SUNRISE OPERATING PHILOSOPHY

            The Sunrise approach to assisted living is a unique combination of operating philosophy and a signature facility design. Since the first Sunrise facility opened in 1981, Sunrise's operating philosophy has been to provide care and services to its residents in a residential environment in a manner that:
"nurtures the spirit, protects privacy, fosters individuality, personalizes services, enables freedom of choice, encourages independence, preserves dignity and involves family and friends." Sunrise believes that its operating philosophy is one of its strengths. Furthermore, in implementing its philosophy, Sunrise continuously seeks to refine and improve the care and services it offers. The elements of the operating philosophy focus on:

            - the involvement of the resident and the resident's family in important care giving decisions;

            - Sunrise's proprietary training programs for its management, executive directors and care managers;

            -     Sunrise's quality assurance programs;

            -     the full range of assisted living services offered by Sunrise;
                  and

            - the architecture and purpose-built design of Sunrise's "Victorian" model facilities.

SERVICES

            Sunrise offers a full range of assisted living services based upon individual resident needs. Upon move-in, Sunrise assesses the resident generally with the resident's family to determine the level of care required and develops an individualized service plan. This individual service plan includes selection of resident accommodations and determination of the appropriate level of care. The plan is periodically reviewed and updated by Sunrise, and communicated to the resident and/or the resident's family. The range of services offered by Sunrise includes: Basic Care, consisting of assistance with activities of daily living and other personalized support services; Plus Care, consisting of more frequent and intensive assistance or increased care; and Reminiscence Care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering a full range of services, Sunrise can accommodate residents with a broad range of service needs and enable residents to remain at Sunrise as their needs change. In addition, upon move-in Sunrise generally charges each new resident a one-time community fee ranging from 30 to 60 days of daily net resident fees, which is generally not refundable after the first 30 days of residence or after the number of days that the community fee represents. Daily net resident fees are generally revised annually whereas fees for additional care are revised more frequently based on the amount of care needs.

            The average daily resident fee, consisting of net resident fees plus additional care fees combined, for owned facilities opened or operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $97 for 1999, $86 for 1998, and $78 for 1997.

BASIC CARE

            Sunrise's basic care program provided to all residents includes:

            - assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene, and grooming;

            - three meals per day served in a common dining room, including two seating times per meal;

            -     coordination of special diets;

            -     24-hour security; emergency call systems in each unit;

            -     transportation to stores and community services;

            - assistance with coordination of physician care, physical therapy and other medical services;

            -     health promotion and related programs;

            -     housekeeping services; and

            -     social and recreational activities.

ASSISTED LIVING PLUS CARE

            Through Sunrise's plus care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. The plus care program allows Sunrise, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 1999, approximately 27% of Sunrise's assisted living residents participated in the plus care program.

MEDICATION MANAGEMENT

            Many of Sunrise's residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. Sunrise charges an additional fixed daily fee for this service. At December 31, 1999, approximately 41% of Sunrise's assisted living residents participated in the medication management program.

REMINISCENCE CARE

            Sunrise believes its reminiscence care program distinguishes it from many other assisted living providers who do not provide such specialized care. Sunrise's reminiscence program provides the attention, care programs and services needed to help cognitively impaired residents, including residents with Alzheimer's disease, maintain a higher quality of life. Specially trained staff provide basic care and other specifically designed care and services to cognitively impaired residents, in separate areas of facilities. Sunrise charges each cognitively impaired resident a daily fee that includes additional staff time per resident per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 1999, approximately 23% of Sunrise's assisted living residents participated in the reminiscence program.

THE SUNRISE "VICTORIAN" MODEL FACILITY

            Sunrise's signature Victorian model facility, first designed in 1985, is a freestanding, residential-style facility generally with a capacity of 65 to 110 residents. The building ranges in size from approximately 37,000 to 65,000 square feet and is built generally on sites ranging from two to five acres. Approximately 40% of the building is devoted to common areas and amenities, including reading rooms, family or living rooms and other areas, such as bistros and ice cream parlors, designed to promote interaction among residents. Sunrise has several basic building plan designs, which provide it with flexibility in adapting the model to a particular site. The building is usually two or three stories and of steel frame construction built to institutional health care standards but strongly residential in appearance. The interior layout is designed to promote a home-like environment, efficient delivery of resident care and resident independence.

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

OWNED FACILITIES

            The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest that are currently operating as well as those under construction or are subject to purchase contracts and zoned:


                                                                             DEVELOPED,   SUNRISE
                                                                             ----------   -------
                                                                            ACQUIRED OR    MODEL
                                                                YEAR        -----------    -----
                                                               OPENED          CONSTR.    FACILITY     RESIDENT    OWNERSHIP
                                                                 BY            -------    --------     --------    ---------
        FACILITY                        LOCATION               SUNRISE         STATUS                   CAPACITY   PERCENTAGE
        --------                        --------               -------         ------                  ---------   ----------
Sunrise of Oakton                    Oakton, VA                  1981        Acquired(2)                  51       100.0%(1)
Sunrise of Leesburg                  Leesburg, VA                1984        Acquired(2)                  35       100.0(1)
Sunrise of Warrenton                 Warrenton, VA               1986        Acquired(2)                  37       100.0(1)
Sunrise of Arlington                 Arlington, VA               1988         Developed       X           58       100.0(1)
Sunrise at  Bluemont Park            Arlington, VA               1990                                              100.0(1)
  Potomac                                                                     Developed       X           59
  Shenandoah                                                                  Developed       X           77
  James                                                                       Developed       X           59
Sunrise of Mercer Island             Seattle, WA                 1990         Developed       X           59       100.0(1)
Sunrise of Fairfax                   Fairfax, VA                 1990         Developed       X           52       100.0(1)(3)
Sunrise of Frederick                 Frederick, MD               1992         Developed       X           86       100.0(1)
Sunrise at Countryside               Sterling, VA                1992                                              100.0(1)
  East Building                                                             Developed(4)      X           66
  West Building                                                             Developed(4)      X           64
Sunrise of Gunston                   Lorton, VA                  1992       Developed(4)      X           67       100.0(1)
Sunrise Atrium of Boca Raton         Boca Raton, FL              1992         Acquired                   196       100.0(1)
Sunrise of Falls Church              Falls Church, VA            1993         Developed       X           66       100.0(1)

Sunrise at Montgomery Village        Gaithersburg, MD            1993         Acquired                   155(5)    100.0(1)
Sunrise of Towson                    Towson, MD                  1994         Developed       X           66       13.9(1)
Sunrise at Gardner Park              Peabody, MA                 1994         Developed       X           59       50.0(1)(6)
Sunrise of Santa Rosa                Santa Rosa, CA              1996         Acquired                   120       100.0(1)
Sunrise of Raleigh                   Raleigh, NC                 1996         Developed       X           93       100.0(7)
Huntcliff Summit                     Atlanta, GA                 1996         Acquired                   251       100.0(1)(8)
Sunrise at Northshore                St. Petersburg, FL          1996         Acquired                   162       100.0(1)(9)
Sunrise of Augusta                   Augusta, GA                 1996         Acquired                    42       100.0
Sunrise  at Brookside Glen           Columbus, GA                1996         Acquired                    26       100.0
Sunrise of Greenville                Greenville, SC              1996         Acquired                    39       100.0
Sunrise of Blue Bell                 Philadelphia, PA            1996         Developed       X           97       100.0(7)
Sunrise at Hunter Mill               Oakton, VA                  1997         Developed       X           90       100.0(1)
Sunrise at Sterling Canyon           Valencia, CA                1997         Acquired                   130       100.0(1)
Sunrise of Napa                      Napa Valley, CA             1997         Acquired                    83       100.0
Sunrise of Petaluma                  Petaluma, CA                1997         Developed                   84       100.0(10)
Sunrise of Springfield               Springfield, VA             1997         Developed       X           95       100.0(1)
Sunrise of Severna Park Building I   Severna Park, MD            1997         Developed       X           93       50.0(1)(3)
Sunrise of Severna Park Building II  Severna Park, MD            1997         Developed       X           66       50.0(1)(3)
Sunrise of Morris Plains             Morris Plains, NJ           1997         Developed       X           92       100.0(1)

Sunrise of Old Tappan                Old Tappan, NJ              1997         Developed       X           92       100.0(1)
Sunrise at Granite Run               Granite Run, PA             1997         Developed       X          104       100.0(1)
Sunrise of Abington Building I       Abington, PA                1997         Developed       X           95       100.0(1)
Sunrise of Abington Building II      Abington, PA                1997         Developed       X           66       100.0(1)
Sunrise of Rockville                 Rockville, MD               1997         Developed       X           84       100.0(1)
Sunrise of Alexandria                Alexandria, VA              1997         Developed       X           91       100.0(1)(3)
Sunrise of Wayne                     Wayne, NJ                   1997         Developed       X           92       100.0(1)
Sunrise of Wayland                   Wayland, MA                 1997         Developed       X           71       100.0(1)
Sunrise of Westfield                 Westfield, NJ               1997         Developed       X           92       100.0(1)
Sunrise at East Cobb                 East Cobb, GA               1997         Developed       X           94       100.0(1)
Sunrise of Dunwoody                  Dunwoody, GA                1997         Acquired                    30       100.0
Sunrise of Weston                    Weston, MA                  1997         Acquired                    31       100.0(1)
Sunrise of Fresno                    Fresno, CA                  1998         Developed                   84       100.0(10)
Sunrise of Haverford                 Haverford, PA               1998         Developed       X           72       100.0(1)
Sunrise of Decatur                   Decatur, GA                 1998         Developed       X           92       100.0(1)
Sunrise of Walnut Creek              Walnut Creek, CA            1998         Developed       X           85       100.0(1)
Sunrise of Glen Cove                 Glen Cove, NY               1998         Developed       X           91       100.0(1)
Sunrise at Ivey Ridge                Ivey Ridge, GA              1998         Developed       X          102       100.0(1)
Sunrise of Cohasset                  Cohasset, MA                1998         Developed       X           74       100.0(1)
Sunrise at Orchard                   Denver, CO                  1998         Developed       X           94       100.0(1)
Sunrise of Pinehurst                 Denver, CO                  1998         Developed       X          102       100.0(1)
Sunrise at Huntcliff Summit          Atlanta, GA                 1998         Developed       X           91       100.0(1)

Sunrise of Danville                  Danville, CA                1998         Developed       X           86       100.0(10)
Sunrise of Lafayette Hill            Lafayette Hill, PA          1998         Developed       X           84       100.0(1)
Sunrise of Bellevue                  Bellevue, WA                1998         Developed       X           84       100.0(1)
Sunrise of Paramus                   Paramus, NJ                 1998         Developed       X           76       100.0(1)
Sunrise at West Essex                Fairfield, NJ               1998         Developed       X           94       100.0(1)
Sunrise of Paoli                     Malvern, PA                 1998         Developed       X           98       100.0(1)
Sunrise of Mission Viejo             Mission Viejo, CA           1998         Developed       X          103       100.0
Sunrise at Oakland Hills             Oakland, CA                 1998         Developed       X          102       100.0(1)
Sunrise of Rochester                 Detroit, MI                 1999         Developed       X          101       9.0(1)
Sunrise of East Brunswick            East Brunswick, NJ          1999         Developed       X           94       9.0(1)
Sunrise on Providence                Charlotte, NC               1999         Developed       X           91       9.0(1)
Sunrise of Smithtown                 Long Island, NY             1999         Developed       X           90       100.0(1)
Sunrise of Buffalo Grove             Buffalo Grove, IL           1999         Developed       X           94       100.0(1)
Sunrise at La Costa                  Carlsbad, CA                1999         Developed       X          103       9.0(1)
Sunrise of Naperville                Naperville, IL              1999         Developed       X           91       9.0(1)
Sunrise of Richmond                  Richmond, VA                1999         Developed       X           84       9.0(1)
Sunrise at Canyon Crest              Riverside, CA               1999         Developed       X           77       100.0(1)
Sunrise of San Mateo                 San Mateo, CA               1999         Developed       X           76       100.0(1)
Sunrise at Fleetwood                 Mt. Vernon, NY              1999         Developed       X           96       100.0(1)
Sunrise of Flossmoor                 Flossmoor, IL               1999         Developed       X           74       100.0(1)

Sunrise of Bloomingdale              Bloomingdale, IL            1999         Developed       X           91       100.0(1)
Sunrise of Wilton                    Wilton, CT                  1999         Developed       X           74       100.0(1)
Sunrise of Stamford                  Stamford, CT                1999         Developed       X           76       9.0(1)
Sunrise at North Lynbrook            North Lynbrook, NY          1999         Developed       X           98       9.0(1)
Sunrise at Frognal House             Sidcup, London              1999         Developed       X          139       20.1(1)
Sunrise of New City                  New City, NY                1999         Developed       X           91       9.0(1)
Karrington of Farmington Hills       Detroit, MI                 1999         Acquired                    80       100.0(1)
Karrington of Edina                  Minneapolis, MN             1999         Acquired                   110       100.0(1)
Karrington of Bexley                 Columbus, OH                1999         Acquired                    61       100.0(10)
Karrington at the Scioto             Columbus, OH                1999         Acquired                    61       100.0(10)
Karrington at Tucker Creek           Columbus, OH                1999         Acquired                    62       100.0(10)
Karrington Place for the Memory
Impaired                             Columbus, OH                1999         Acquired                    30       100.0(10)
Sunrise of Carmel                    Indianapolis, IN            1999         Acquired                    66       100.0(10)
Sunrise  of Bath                     Akron, OH                   1999         Acquired                    77       100.0(10)
Karrington of Gahanna                Columbus, OH                1999         Acquired                    58       100.0(10)
 Sunrise of Rocky River              Cleveland, OH               1999         Acquired                    74       100.0(10)
Sunrise at  Presque Isle Bay         Erie, PA                    1999         Acquired                    79       100.0(10)
Sunrise of Eastover                  Charlotte, NC               1999         Acquired                   101       100.0(10)
Sunrise of Poland                    Youngstown, OH              1999         Acquired                    77       100.0(10)
Sunrise of Ann Arbor                 Ann Arbor, MI               1999         Acquired                    77       100.0(10)

Sunrise of Shaker Heights            Cleveland, OH               1999         Acquired                    68       100.0
Sunrise at South Hills               Pittsburgh, PA              1999         Acquired                    77       100.0(1)
Sunrise  at Fall Creek               Indianapolis, IN            1999         Acquired                    71       100.0
Sunrise of Willow Lake               Indianapolis, IN            1999         Acquired                    71       100.0
Sunrise of  Fort Wayne               Fort Wayne, IN              1999         Acquired                    71       100.0
Karrington of Wooster                Wooster, OH                 1999         Acquired                    98(11)   100.0(1)(3)
Sunrise  of South Charlotte          Charlotte, NC               1999         Acquired                    84       100.0(1)
Sunrise  of Monroeville              Pittsburgh, PA              1999         Acquired                    72       100.0(1)
Karrington at St. Francis Place
for the Memory Impaired              Albuquerque, NM             1999         Acquired                    32       19.9(1)
Sunrise at  Oakwood                  Dayton, OH                  1999         Acquired                    61       50.0(1)
Sunrise of Colorado Springs          Colorado Springs, CO        1999         Acquired                    74       19.9(1)
Sunrise at of Kenwood                Cincinnati, OH              1999         Acquired                    77       35.0(1)
Sunrise of Englewood                 Dayton, OH                  1999         Acquired                    58       19.9(1)
Karrington of Albuquerque            Albuquerque, NM             1999         Acquired                    69       19.9(1)
Sunrise of Findlay                   Findlay, OH                 1999         Acquired                    55       50.0(1)
Sunrise  of Fremont                  Fremont, OH                 1999         Acquired                    55       100.0(1)(12)
Sunrise at the Shawhan               Tiffin, OH                  1999         Acquired                    62       100.0(1)(12)
Karrington Cottages of Bismark       Bismarck, ND                1999         Acquired                    20       100.0(1)(12)
Karrington Cottages of Waterloo      Waterloo, IA                1999         Acquired                    20       100.0(1)(12)
Karrington of Bismark                Bismarck, ND                1999         Acquired                    76       100.0(1)(12)

Karrington Cottages of Buffalo 1     Buffalo, MN                 1999         Acquired                    21       100.0(1)(12)
Karrington Cottages of Buffalo 2     Buffalo, MN                 1999         Acquired                    20       100.0(1)(12)
Karrington of Buffalo                Buffalo, MN                 1999         Acquired                    78       100.0(1)(12)
Karrington Cottages of Rochester 1   Rochester, MN               1999         Acquired                    21       100.0(1)(12)
Karrington Cottages of Rochester 2   Rochester, MN               1999         Acquired                    21       100.0(1)(12)
Karrington Cottages of Rochester 3   Rochester, MN               1999         Acquired                    28       100.0(1)(12)
Karrington Cottages of Rochester 4   Rochester, MN               1999         Acquired                    28       100.0(1)(12)
Karrington Cottages of Rochester 5   Rochester, MN               1999         Acquired                    35       100.0(1)(12)
Karrington Cottages of Mankato       Mankato, MN                 1999         Acquired                    21       100.0(1)(12)
Sunrise of Park Ridge                Chicago, IL                 1999         Acquired                   128       100.0(1)(12)(13)
Sunrise at Northville                Northville, MI              2000         Developed       X           91       100.0(1)
Sunrise of Hermosa Beach             Hermosa Beach, CA           2000         Developed       X           96       100.0(1)(3)
Sunrise of Exton                     Exton, PA                   2000         Developed       X           76       9.0(1)
Sunrise of Westtown                  Westtown, PA                2000         Developed       X           95       9.0(1)
Karrington of Hamilton               Hamilton, OH                2000         Developed                   58       100.0(1)
Karrington Cottages of Rochester 7   Rochester, MN               2000         Acquired                    30       100.0(1)(12)
Karrington at Finneytown             Cincinnati, OH              2000         Developed                   82       50.0(1)

                                                                                                     -----------
                                                                                                        10,284

                                                                                                     -----------

Sunrise of Willowbrook               Willowbrook, IL        1st half 2000   Construction      X           91       100.0
Sunrise at Sheepshead Bay            Brooklyn, NY           1st half 2000   Construction      X          125       70.0(1)
Sunrise of Glen Ellyn                Glen Ellyn, IL         1st half 2000   Construction      X          102       9.0
Sunrise at  Ann Arbor North          Ann Arbor, MI          1st half 2000   Construction      X           84       9.0
Sunrise of Sunnyvale                 Sunnyvale, CA          1st half 2000   Construction      X          102       9.0
Sunrise at Cherry Creek              Denver, CO             1st half 2000   Construction      X           95       9.0
Sunrise of Cuyahoga Falls            Akron, OH              1st half 2000   Construction      X           86       9.0
Sunrise of Wall                      Wall Township, NJ      2nd half 2000   Construction      X           70       100.0
Sunrise of West Bloomfield           West Bloomfield, MI    2nd half 2000   Construction      X           60       9.0
Sunrise at University Park           Colorado Springs, CO   2nd half 2000   Construction      X           60       9.0
Sunrrise of Edgewater- Phase I       Edgewater, NJ          2nd half 2000   Construction      X           84       9.0
Sunrise of Baton Rouge               Baton Rouge, LA        2nd half 2000   Construction      X           62       100.0
Sunrise of Chesterfield              St . Louis, MO         2nd half 2000   Construction      X           91       100.0
Sunrise at Bayou - St. Johns         New Orleans, LA        2nd half 2000   Construction      X           91       100.0(3)
Sunrise of Westminister              Westminister, CO       2nd half 2000   Construction      X           94       100.0
Sunrise of Claremont                 Claremont, CA          2nd half 2000   Construction      X           52       100.0

Sunrise of Woodcliff Lake            Woodcliff Lake, NJ     2nd half 2000   Construction      X          102       9.0
Sunrise of Tustin                    Tustin, CA             2nd half 2000   Construction      X           60       9.0
Sunrise at Parma                     Parma, OH              2nd half 2000   Construction                  86       100.0
Sunrise at Mill Basin                 Brooklyn, NY          1st half 2001   Construction      X          118       70.0(1)
Sunrise of Alta Loma                 Rancho Cucamonga, CA   1st half 2001   Construction      X           55       100.0
Sunrise of Palos Park                Palos Park, IL                             Zoned         X          102       100.0
Sunrise of Lincroft                  Lincroft, NJ                               Zoned         X           88       100.0
Sunrise of Marlboro                  Marlboro, NJ                               Zoned         X           94       100.0
Sunrise of Holbrook                  Holbrook, NY                               Zoned         X           91       9.0
Sunrise of Troy                      Troy, MI                                   Zoned         X           70       100.0
Sunrise of Bernards Township         Basking Ridge, NJ                          Zoned         X           95       100.0
Sunrise of East Meadow               East Meadow, NY                            Zoned         X           98       100.0
Sunrise of Aurora                    Aurora, CO                                 Zoned         X           65       100.0
Sunrise of West Hartford             West Hartford, CT                          Zoned         X           98       100.0
Sunrise of Pacific Palisades         Pacific Palisades, CA                      Zoned         X           47       100.0
Sunrise of Dix Hills                 Dix Hills, NY                              Zoned         X           91       100.0
Sunrise of Crystal Lake              Crystal Lake, IL                           Zoned         X           70       9.0
Sunrise of Unionville                Markham, ON                                Zoned         X           86       20.1

Sunrise of Victoria                  Victoria, BC                               Zoned         X          110       20.1
Sunrise of Mississauga               Missasaugua,  ON                           Zoned         X          101       20.1
Sunrise of Burlington                Burlington, ON                             Zoned         X           76       20.1
Sunrise of Oakville                  Oakville, ON                               Zoned         X           84       20.1
Sunrise of Richmond Hill             Richmond Hill, ON                          Zoned         X           91       20.1
Sunrise of Edgewater II              Edgewater, NJ                              Zoned         X           84       100.0
Sunrise of Farmington Hills          Farmington Hills, MI                       Zoned         X           91       100.0
Karrington Cottages of Rochester 6   Rochester, MN                              Zoned                     30       100.0(12)
Karrington Cottages of Rochester 8   Rochester, MN                              Zoned                     30       100.0(12)
Karrington Cottages of Rochester 9   Rochester, MN                              Zoned                     22       100.0(12)
Karrington of Dallas                 Dallas, TX                                 Zoned                     82       100.0
Karrington of Northpointe            Jackson, MS                                Zoned                     82       100.0(12)

                                                                                                     -----------
                                                                                                         3,748     (14)

                                                                                                     -----------
         Total                                                                                          14,032

                                                                                                     ===========

------------------

(1) Serves as collateral for Sunrise's outstanding debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and note 8 of notes to consolidated financial statements. All facilities that are wholly owned by Sunrise are consolidated in the consolidated financial statements. The Gardner Park, Severna Park, Sheepshead Bay, and Mill Basin facilities are held by limited liability companies or limited partnerships in which Sunrise holds the ownership interests indicated in the table. Sunrise is the general partner or managing member of these entities and through the partnership or operating agreements and the management agreements for the facilities Sunrise controls their ordinary course business operations. Therefore, the Gardner Park, Severna Park, Sheepshead

      Bay, and Mill Basin facilities are also consolidated in Sunrise's consolidated financial statements. The ordinary course business operations of the Towson, Rochester, East Brunswick, Providence, La Costa, Naperville, Richmond, Stamford, North Lynbrook, Frognal House, New City, Exton, Westtown, Finneytown, St. Francis Place, Oakwood, Colorado Springs, Kenwood, Englewood, Albuqueque and Findlay facilities are not currently controlled by Sunrise and, therefore, are accounted for under the equity method of accounting. The remaining ownership interests in these facilities are owned by third parties. Sunrise manages each of these facilities.

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

(6) A current officer and a former employee of Sunrise each have a 25% ownership interest in this facility. Sunrise has the right to acquire these minority ownership interests for fair market value, as determined by an appraiser mutually agreeable to the parties.

(7) Serves as collateral for one of Sunrise's operating leases. See note 15 of notes to consolidated financial statements.

(8) Excludes 10 units owned by the occupants of the units. The occupants can require Sunrise to repurchase the units for their original purchase prices, aggregating approximately $1.3 million, under specified circumstances. Sunrise has a right to purchase the units at fair market value upon the occurrence of specified events and has a right of first refusal on sales of the units.

(9) This facility is licensed for 26 skilled nursing residents. The remainder of the resident capacity is for assisted living residents.

(10) Sunrise leases these facilities under operating leases, which range from 3 to 20 years. See note 14 of notes to consolidated financial statements.

(11) Includes 43 rental apartment units for which no independent or assisted living services are offered.

(12) Sunrise intends to sell 16 operating properties and four zoned development sites acquired from Karrington within 12 months following the merger. These properties are classified as held for sale.

(13) In February 2000, Sunrise acquired the remaining 30% minority interest of this facility.

(14) There can be no assurance that construction delays will not be experienced.

FACILITY DEVELOPMENT

            Sunrise targets sites for development located in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective market, Sunrise considers a number of factors, including:

            -     population;

            -     income and age demographics;

            -     target site visibility;

            -     probability of obtaining zoning approvals;

            -     estimated level of market demand; and

            - the ability to maximize management resources in a specific market by clustering its development and operating activities.

Sunrise continues to develop its Victorian model facilities in major metropolitan markets.

            Sunrise's growth objectives include developing new Sunrise model assisted living facilities. Since its initial public offering in June 1996, Sunrise has completed development of 65 such new model facilities with a resident capacity of 5,776 and has 22 facilities under construction with resident capacity of approximately 1,900. Sunrise has also entered into contracts to purchase 43 additional sites and to lease one additional site. These sites are located in District of Columbia, Colorado, Ohio, Louisiana, Ontario, British Columbia, Pennsylvania, Massachusetts, New Jersey, Connecticut, New York, Illinois, California, Missouri, Michigan and Virginia. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development primarily upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in Sunrise's markets.

            The primary milestones in the development process are:

            -     site selection and contract signing;

            -     feasibility;

            -     zoning, site plan approval and building permits; and

            -     completion of construction.

            Once a market has been identified, site selection and contract signing typically take approximately three to nine months. Zoning and site plan approval generally take 10 to 12 months and are typically the most difficult steps in the development process due to Sunrise's selection of sites in mature communities which usually require site rezoning. Facility construction normally takes 10 to 12 months. Sunrise believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a facility receives a certificate of occupancy, residents usually begin to move in within one month. Since 1993, the total capitalized cost to develop, construct and open a Sunrise model facility, including land acquisition and construction costs, has ranged from approximately $8.5 million to $16.0 million. The cost of any particular facility may vary considerably based on a variety of site-specific factors.

            Sunrise's development activities are coordinated by its experienced 42-person development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are contracted to experienced outside architects and contractors.

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

FACILITY ACQUISITIONS

            Since its 1996 initial public offering, Sunrise has acquired nine existing independent living and assisted living facilities and has completed its planned acquisition of Karrington. See "Item 7 Management Discussion and Analysis of Financial Condition and Results of Operation."

            In evaluating possible acquisitions, Sunrise considers various factors, including:

            - location, construction quality, condition and design of the facility;

            -     current and projected facility cash flow;

            - the ability to increase revenue, occupancy and cash flow by providing a full range of assisted living services;

            -     costs of facility repositioning, including any renovations;
                  and

            - the extent to which the acquisition will complement Sunrise's development plans.

            There can be no assurance that any acquisitions of additional assisted living facilities will be completed. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities. Any failure to do so could have a material adverse effect on Sunrise's business, financial condition, revenues and earnings.

NEED FOR ADDITIONAL FINANCING AND MANAGEMENT OF GROWTH

            Sunrise will need to obtain substantial additional resources to fund its development, construction and acquisition activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." Sunrise expects that the number of owned and operated facilities will increase as it pursues its development and acquisition programs for new assisted living facilities. This growth will place significant demands on Sunrise's management resources. Sunrise's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If Sunrise is unable to manage its growth effectively, its business, revenues, expenses and operating results could be adversely affected.

MANAGED FACILITIES

            Sunrise also manages for third-party owners 15 operating facilities and one facility under construction with total resident capacity of 1,451, including one in Georgia, three in Maryland, four in Massachusetts, one in Nebraska, two in New Jersey, one in Pennsylvania and three in Virginia. The facilities in Georgia, Maryland, and New Jersey and one facility in Massachusetts are Sunrise model facilities. The management contract expiration dates range from June 2001 to September 2013. Sunrise owns $5.8 million carrying value of tax exempt mortgage bonds on the Pennsylvania facility. Under the management agreement for one of the New Jersey facilities, Sunrise has a right of first refusal to purchase the facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement. Sunrise does not provide financial or accounting services to one of the Virginia facilities. On December 31, 1999, Sunrise's management contract with a facility in Massachusetts ended. Sunrise received management fees of approximately $0.3 million in 1999 for this facility.

            Sunrise also managed two skilled nursing facilities, Pembrook and Prospect Park, located in West Chester and Prospect Park, Pennsylvania, respectively. The management contracts for these facilities ended on December 31, 1999. Sunrise received management fee revenues of approximately $0.2 million in 1999 for these two facilities.

COMPANY OPERATIONS

OPERATING STRUCTURE

            Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow facility-based personnel to focus on resident care, consistent with Sunrise's operating philosophy. Sunrise maintains its corporate headquarters office in McLean, Virginia and a business office in Fairfax, Virginia. The business office comprises mainly accounting and information technology staff. Corporate staff members are responsible for: the establishment of Company-wide policies and procedures relating to resident care, facility design and facility operations; billing and collection; accounts payable; finance and accounting; management of Sunrise's development and acquisition activities; development of employee training materials and programs; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of facility-based operations, including marketing and sales activities; resident care; the hiring of facility executives, care managers and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise's development and acquisition plans within a given geographic region.

            Sunrise is currently organized into five large geographic regions:
Northeast, Mid-Atlantic, Southeast, Midwest and west, with multiple cluster regions under each. Sunrise has regional offices in Boston, MA, Long Island, NY, Paramus, NJ, Villanova, PA, Atlanta, GA, Chicago, IL, Columbus, OH, Claremont, CA, and Concord, CA that support the currently opened and/or to be opened properties in these markets. Each of the regions is headed by either a vice president or director of operations with extensive experience in the senior housing, health care and assisted living industries. Each regional cluster is supported typically by a sales/marketing specialist, a resident care specialist, a human resources specialist and a dining services specialist. Sunrise expects that all regional clusters will create similar staff positions as the number of facilities in those regions increases.

FACILITY STAFFING

            Each of Sunrise's facilities has an executive director responsible for the day-to-day operations of the facility, including: quality of care; resident services; sales and marketing; and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by (a) the department heads, who oversee the care and service of the facility's assisted living neighborhood and Alzheimer neighborhood, (b) a nurse, who serves as a case manager responsible for coordinating the services necessary to meet the health care needs of our residents and (c) the director of community relations, who is responsible for selling Sunrise services. Other key positions include the dining services coordinator, the program coordinator and, in some homes, the director of Alzheimer's care.

      Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, nurses or care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a facility varies according to the level of care required by the residents of the facility and the numbers of residents receiving Alzheimer's care and plus care services. The number of care managers ranges from three (Leesburg facility) to 20 (Atrium facility) on the day shifts and from two care managers (Leesburg) to seven care managers (Atrium) on the night shift.

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

STAFF EDUCATION AND TRAINING

            Sunrise has attracted, and continues to seek, highly dedicated, experienced personnel. Sunrise has developed a formal training program, the "five star training program," which focuses on providing every employee with the appropriate skills that are required to ensure the highest quality of resident care. All managers and direct care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident care procedures, Alzheimer's care, communication systems, and activities and dining programming. For the supervisors of direct care staff, additional program levels provide education in medical awareness and management skills.

            For department managers, Sunrise has developed the "mentor program," which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive several weeks of training including classroom, on the job and corporate orientation. Thereafter, the mentor maintains regular contact with the new manager to provide ongoing support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including Sunrise's "reminiscence program," the social and volunteer programs, human resources, staffing and scheduling and medication management.

      Sunrise also has developed the "executive director in training program," which offers a structured curriculum to train individuals to become executive directors at Sunrise. This program recruits successful, strong leaders from both Sunrise department head ranks as well as professionals from outside Sunrise and provides them with an accelerated training curriculum to prepare them to be Sunrise executive directors.

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

            Family and Resident Feedback. Sunrise surveys residents and family members on a regular basis to monitor the quality of services provided to residents. Semi-annual and annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. A toll-free telephone line also is maintained which may be used at any time by a resident's family members to convey comments.

            Regular Facility Inspections. Facility inspections are conducted by vice presidents and other regional staff on a regular basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

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

SALES AND MARKETING

            Sunrise's sales and marketing strategy is intended to create awareness which reflect in visits to Sunrise and its services among potential residents and their family members and referral sources, such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers resulting in personal visits to the property. A central marketing staff develops overall strategies for systems and programs promoting Sunrise throughout its markets and monitors the success of Sunrise's marketing efforts. Each regional cluster generally has at least one sales and marketing specialist and each property has at least one sales and marketing director of community relations who is responsible for implementing sales and marketing programs. In addition to direct contacts with prospective referral sources, Sunrise also relies on print and yellow page advertising, direct mail, signage, the internet, and open houses and special events, such as grand openings for new facilities, health fairs and various community receptions.

THIRD-PARTY RESIDENT, MANAGEMENT AND DEVELOPMENT SERVICES

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

            Sunrise continues to capitalize on its brand awareness by accepting third-party management and development contracts. Sunrise previously entered into an agreement with Inova Health System Services, Inc., the largest not-for-profit integrated health care system in the Washington, D.C. metropolitan area, to manage Inova's two assisted living communities and provide development and management services for an additional four to eight assisted living communities with a total resident capacity of up to 800.

      Sunrise has also entered into unconsolidated joint venture arrangements with third parties to develop up to 45 projects in the United States, United Kingdom and Canada. The joint ventures have acquired or assumed purchase contracts for 32 properties, 23 in the United States, two in the United Kingdom and seven in Canada, on which the joint ventures intend to develop assisted living facilities. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future. Sunrise has ownership interests in these joint ventures ranging from 9% to 15%.

      Sunrise is continuing its previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements, to include the potential sale of approximately 20 properties each year. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. To date, Sunrise has completed the sale of four facilities. Sunrise continues to operate the facilities under long-term operating agreements.

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

GOVERNMENT REGULATION

            Assisted living facilities and services are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, in general, these requirements address:

            -     personnel education, training, and records;

            -     facility services, including:

                        -- administration of medication,

                        -- assistance with self-administration of medication and

                        -- limited nursing services;

            -     monitoring of resident wellness;

            -     physical plant specifications;

            -     furnishing of resident units;

            -     food and housekeeping services;

            -     emergency evacuation plans; and

            - resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident's choice.

            Some facilities are also licensed to provide independent living services, which generally involve lower levels of resident assistance. In some states, assisted living services are provided to residents through licensed home-healthcare agencies which are subject to additional regulations. Sunrise operates several licensed home-healthcare agencies. In several of the states in which Sunrise operates or intends to operate, assisted living facilities also require a certificate of need before the facility can be opened. In most states, assisted living facilities and services also are subject to state or local building code, fire code and food service licensing or certification requirements. Like other health care facilities, assisted living facilities and services are subject to periodic survey or inspection by governmental authorities.

            From time to time in the ordinary course of business, Sunrise receives deficiency reports, which it reviews to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility or home healthcare agency where deficiencies are noted in the inspection process. This action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. If Sunrise fails to comply with applicable requirements, its business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by Sunrise has resulted in a suspension, fine or other disposition that has had a material adverse effect on its revenues.

            Regulation of the assisted living industry is evolving. Sunrise's operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents, are enacted and licensing and certification standards are revised. For example, if more states seek and obtain Medicaid waivers to authorize reimbursement for assisted living, the prospect of some federal regulation may become more likely. If the regulatory requirements increase, the costs of complying with those requirements could increase as well.

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

            Sunrise engages consultants to conduct Phase I environmental studies of development sites that are placed under contract. If the Phase I study indicates the existence of hazardous or toxic substances on the property, a Phase II study is requested and performed. The Phase I and Phase II reports, as applicable, may not reveal all environmental liabilities. There could be, therefore, material environmental liabilities of which Sunrise is unaware. In connection with the ownership or operation of its properties, Sunrise could be liable for the costs of remediation or removal of hazardous or toxic substances. Sunrise also could be liable for other costs, including governmental fines and damages for injuries to persons or properties. As a result, the presence, with or without Sunrise's knowledge, of hazardous or toxic substances at any property owned or operated by it, or acquired or operated by it in the future, could have an adverse effect on Sunrise's financial condition or earnings.

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

LIABILITY AND INSURANCE

            The assisted living business entails an inherent risk of liability. In recent years, Sunrise, as well as other participants in the assisted living industry, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and significant legal costs. Sunrise maintains insurance policies in amounts and with the coverage and deductibles it believes are adequate, based on the nature and risks of our business, historical experience and industry standards. The insurance currently maintained by Sunrise has the following coverage limits:


Type of Coverage                            Coverage Limits                                Examples of Incidents
----------------                            ---------------                                        Covered
                                                                                                   -------

- General liability                         - $1,000,000 per occurrence/per facility,      - premises claims by third parties,
                                              with additional specific limitations for       not including residents
                                              particular categories of claims that fall
                                              under the general liability category         - personal injury and advertising
                                                                                             injury

                                                                                           - independent contractors

                                                                                           - fire damage to other rented locations

- Health care professional liability      - $1,000,000 per occurrence/$3,000,000           - negligence claims by residents
                                              total for all claims per policy year;
                                              coverage limits do not overlap with
                                              general liability coverage

- Umbrella excess liability                 - $25,000,000 per policy year; coverage is     - same as under general liability and
                                              in excess of the general liability and         medical liability professional
                                              medical liability limits                       liability coverages

- Non-medical professional liability        - $5,000,000 per wrongful act/$7,000,000 total;  - claims against Sunrise's development
                                              coverage limits do not overlap with              or management company subsidiaries by
                                              general liability, medical liability or          third parties for whom Sunrise
                                              umbrella excess liability limits                 develops or manages properties

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

EMPLOYEES

            At December 31, 1999, Sunrise had 7,060 employees, including 4,123 full-time employees, of which 232 were employed at Sunrise's headquarters and business office. Sunrise believes employee relations are good.

ITEM 2.  PROPERTIES.

            Sunrise leases its corporate and business offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to twelve years. The corporate headquarters lease commenced upon completion of the building in July 1999 and expires in July 2011. The lease has an initial annual base rent of $1.2 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule. The initial annual lease payments of the business office leases amount to $462,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The initial annual base rent payments under the warehouse lease amount to $148,000, subject to annual increases of 3%. Various other leases expire during 2001 and 2003.

            Sunrise has also entered into operating leases for eleven facilities and five long-term ground leases related to other facilities. The operating lease terms vary from 15 years, with two ten-year extension options, to 20 years and ground leases have terms of 30 to 99 years. For information regarding facilities owned by Sunrise or in which it holds interests, see " Item 1. Business - Owned Facilities" and "Facility Development."

            In December 1998, a subsidiary of Sunrise entered into a three year operating lease for six assisted living facilities. Sunrise has guaranteed the payment of all obligations of its subsidiary under the lease. There are no extension options. However, Sunrise has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If Sunrise exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, Sunrise is entitled to the to excess. However, if the proceeds from the sale are less than the obligation under the lease, Sunrise is obligated to fund the difference. Sunrise is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires Sunrise to maintain specified coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May 1999.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Sunrise's common stock is traded on the Nasdaq National Market under the symbol "SNRZ." Trading of the common stock commenced May 31, 1996. As of March 17, 2000, there were 282 stockholders of record. No cash dividends have been paid in the past, and none are expected to be paid in the foreseeable future.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarter Ended                                            High                 Low
--------------------------------------------------------------------------------------
March 31, 1998                                         $ 45.13             $ 38.50
June 30, 1998                                            46.50               27.75
September 30, 1998                                       35.75               22.50
December 31, 1998                                        53.13               29.00

Quarter Ended                                            High                 Low
--------------------------------------------------------------------------------------
March 31, 1999                                         $ 52.50             $ 30.50
June 30, 1999                                            45.00               29.88
September 30, 1999                                       35.50               24.00
December 31, 1999                                        26.63                9.25

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with Sunrise's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                   December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   1999 (1)           1998             1997               1996              1995
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenue                              $   255,219       $   170,712       $    89,884       $    47,345       $    37,258
Facility operating expenses                        131,055            88,834            53,286            28,274            20,882
Facility development and pre-rental expenses         7,184             5,197             5,586             2,420             1,172
General and administrative expenses                 20,715            12,726            10,454            10,042             6,875
Depreciation and amortization expenses              25,448            21,650            10,592             4,048             3,009
Interest expense, net                               21,750            15,430             4,613             6,425            15,327
Net income (loss) (2)                               20,213            22,312             4,001            (4,760)          (10,137)
Net income (loss) per common share:
    Basic                                             0.96              1.16              0.21             (0.52)
    Diluted                                           0.94              1.11              0.20             (0.52)
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents                      $    53,540       $    54,197       $    82,643       $   101,811       $     6,253
Working capital                                     95,480            69,573            70,340           102,822             2,051
Total assets                                     1,103,451           683,411           556,260           342,839           123,321
Total debt                                         700,943           428,326           340,987           145,511           122,289
Series A convertible preferred stock                     -                 -                 -                 -            23,964
Stockholders' equity (deficit)                     335,124           227,655           195,340           185,824           (31,774)
OPERATING AND OTHER DATA:
Earnings before interest, taxes,
     depreciation and amortization (3)         $    75,239       $    59,392       $    19,206       $     5,713       $     8,199
Net cash provided by operating activities           31,080            27,073            12,082               758               944
Net cash used in investing activities             (223,358)         (146,406)         (225,664)         (112,495)          (17,907)
Net cash provided by financing activities          191,621            90,887           194,414           207,295            15,127
Facilities (at end of period):
    Owned                                              126                66                54                30                20
    Managed                                             14                11                 7                 5                 8
------------------------------------------------------------------------------------------------------------------------------------
       Total                                           140                77                61                35                28
====================================================================================================================================
Resident capacity (at end of period):
    Owned                                            9,756             5,617             4,632             2,584             1,557
    Managed                                          1,289             1,010               683               528               712
------------------------------------------------------------------------------------------------------------------------------------
       Total                                        11,045             6,627             5,315             3,112             2,269
====================================================================================================================================
Occupancy rate (4)                                      96%               94%               94%               94%               92%
------------------------------------------------------------------------------------------------------------------------------------

(1) On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued
      2.3 million common shares in exchange for all outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.1 milion and was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington since the acquisition are included in Sunrise's financial information for 1999. See Note 13 of Notes to Consolidated Financial Statements.

(2) Net income for 1999 includes non-recurring charges of $5.1 million ($4.0 million after tax). See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Earnings before interest, taxes, depreciation and amortization is presented because Sunrise believes this data is used by some investors to evaluate Sunrise's ability to meet debt service requirements. Sunrise considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of Sunrise's long-lived assets and because this data can be used to measure Sunrise's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. In addition, earnings before interest, taxes, depreciation and amortization as calculated by Sunrise may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be incurred by Sunrise. Investors are cautioned that these excluded items are significant components in understanding and assessing Sunrise's financial performance.

(4) Based on monthly occupancy for owned facilities, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above at the beginning of the year. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes thereto, and the other financial information appearing elsewhere herein. This Management's Discussion and Analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate the Karrington properties profitably, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

OVERVIEW

            Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 148 facilities in 23 states and in the United Kingdom, with a resident capacity of more than 11,500 residents, including 117 facilities owned by Sunrise or in which it has ownership interests, 16 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 15 facilities managed for third parties. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

            Sunrise has continued to experience growth in operations over the 12 months ended December 31, 1999 and continued to capitalize on its brand awareness by accepting third-party management and development contracts. During this period, Sunrise began operating an additional 60 facilities in which it has an ownership interest (including facilities held for sale following the acquisition of Karrington) and managing an additional three facilities for independent third parties. Sunrise also entered into several third-party management and development contracts during 1999. As a result, total operating revenue increased substantially to $255.2 million for 1999 from $170.7 million for 1998, and correspondingly, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $75.2 million for 1999 from $59.4 million for 1998. Average resident occupancy for stabilized facilities increased to 95.6% for 1999 from 94.3% for 1998, and the average daily resident fee for these stabilized facilities increased to $97.1 for 1999 from $85.8 for 1998. Net income, however, decreased to $20.2 million for 1999, or $0.94 per share (diluted), from $22.3 million for 1998, or $1.11 per share (diluted). The decrease in net income between 1999 and 1998 was due in part to an $8.0 million increase in general and administrative expenses, recognition of non-recurring charges of $5.1 million, $0.5 million in development and pre-rental expenses resulting from termination of a development project in the Southeast and the recognition of $7.8 million of income taxes in 1999. In prior years, income tax expense was offset by recognizing tax benefits of certain net operating loss carryforwards.

            Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 22 facilities under construction with a resident capacity of approximately 1,900. Sunrise has also entered into contracts to purchase 43 additional development sites, 25 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

            In connection with the implementation of its growth plans, in prior years Sunrise made significant investments in its infrastructure through the addition of information technology, as well as additions to headquarters and regional staff. During 1999, Sunrise continued to invest in these areas to support both the growth of Sunrise and to provide expansion and enhancement to some of its existing computer and communication systems, and completed efforts to ensure these systems were year 2000 compliant.

            Sunrise has expanded its previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements, to include the potential sale of approximately 20 properties each year. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction will result in the realization of up to an $11.3 million gain over 3 quarters following the sale. As of December 31, 1999, Sunrise recognized $5.1 million of the gain. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain over a maximum of 15 quarters following the sale. As of December 31, 1999, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions were set up as tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

            On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued
2.3 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.1 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.5 million. Karrington operates assisted living facilities providing services to the elderly.

            The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Karrington for the period from May 14, 1999 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. The $35.1 million of costs in excess of assets acquired are being amortized on a straight-line basis over 38 years, which represents the weighted average useful lives of the assets purchased.

            The carrying amounts of all intangibles, which represented 6.3% of total assets and 20.7% of stockholders' equity as of December 31, 1999, are reviewed for impairment annually. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted.

            Sunrise intends to sell 16 Karrington operating properties, four zoned development sites and one non-operating property, which were inconsistent with Sunrise's product and market strategy. Most of the facilities are Karrington Cottage prototype models, which consist of 20 units or less. These properties are classified as assets held for sale on the accompanying balance sheet. Sunrise anticipates completing the sale of substantially all of the assets held for sale by the third quarter of 2000.

            Due to market conditions in the areas where the assets held for sale are located, Sunrise elected in December 1999 to adjust downward the value assigned to certain of these assets, which resulted in an adjustment to the original purchase price allocation of the Karrington acquisition. As a result of the adjustment, the carrying value of assets held for sale decreased by $14.1 million from Sunrise's original estimated assigned fair value. The valuation adjustments are reflected as a change in goodwill and the deferred tax accounts that are associated with the Karrington acquisition.

            Sunrise has continued its efforts to explore international development and acquisition possibilities. To date, Sunrise has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. A director of Sunrise is a managing director in the third party that is providing such equity capital and a former director is a general partner in the third party. Currently, the joint venture has one property operating in the United Kingdom, six properties under development in Canada, a purchase commitment for a property in Canada and a purchase commitment for a property in the United Kingdom. Sunrise provides management and development services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $2.8 million of equity capital in the joint venture. As of December 31, 1999, the third party has provided approximately $12.5 million and Sunrise has provided $1.0 million of equity capital to the joint venture.

            Sunrise's Board of Directors has authorized Sunrise to repurchase outstanding shares of Sunrise common stock up to an aggregate purchase price of $30.0 million. Sunrise expects to fund the stock repurchases from available funds and the expansion of its asset sale/manage back program. Under the stock repurchase program, Sunrise is authorized to repurchase Sunrise common stock in the open market or in privately negotiated transactions from time to time over the next 12 months, subject to market conditions, applicable legal requirements and other factors. The stock repurchase program does not obligate Sunrise to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.

RESULTS OF OPERATIONS

            The following table sets forth data expressed as a percentage of operating revenue:

                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------
                                                      1999              1998              1997
------------------------------------------------------------------------------------------------

Operating revenue                                    100.0%            100.0%            100.0%
Operating expenses:
    Facility operating                                51.4              52.0              59.3
    Facility contract services                         2.5               0.6                 -
    Facility development
      and pre-rental                                   2.8               3.0               6.2
    General and administrative                         8.1               7.5              11.6
    Depreciation and amortization                     10.0              12.7              11.8
    Facility lease                                     3.1               1.8               1.7
    Non-recurring charges                              2.0                 -                 -
------------------------------------------------------------------------------------------------
      Total operating expenses                        79.9              77.6              90.6
------------------------------------------------------------------------------------------------
Income from operations                                20.1              22.4               9.4
Other income (expense):
    Interest income                                    4.3               3.9               7.6
    Interest expense                                 (12.8)            (13.0)            (12.8)
    Equity in (losses) earnings of
      unconsolidated joint ventures                   (0.5)                -               0.1
    Minority interests                                (0.1)             (0.3)              0.2
    Provision for income taxes                        (3.1)                -                 -
------------------------------------------------------------------------------------------------
Net income                                             7.9%             13.0%              4.5%
=================================================================================================


            Sunrise derives its revenues from two primary sources: (1) resident fees for the delivery of assisted living services and (2) management services income for management and development of facilities owned by third parties. Historically, most of Sunrise's operating revenue has come from resident fees, which in 1999, 1998 and 1997 comprised 85.2 %, 89.0% and 95.3% of total operating revenues, respectively. Residents, their families or other responsible parties typically pay resident fees monthly. In 1999, 1998 and 1997 approximately 99% of Sunrise's revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence(TM) and other resident related services. Community fees are one-time fees generally equal to 30 to 60 times the daily resident fee payable by a resident upon admission. Plus care and Reminiscence(TM) fees are paid by residents who require personal care in excess of services provided under the basic care program.

            Management services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners. Management services income includes management fees, which are generally in the range of 5% to 7% of a managed facility's total operating revenue for homes in operation, and development fees for site acquisition, development services, facility design and construction management services. Management services income accounted for 9.3%, 9.1% and 4.7% of operating revenue in 1999, 1998, 1997, respectively.

            Sunrise classifies its operating expenses into the following categories: (1) facility operating, which include labor, food, marketing and other direct facility expenses; (2) facility contract services, which include operating expenses reimbursable to Sunrise (3) facility development and pre-rental, which include non-capitalized development expenses and pre-rental labor and marketing expenses; (4) general and administrative, which primarily include headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represent rental expenses for facilities and property not owned by Sunrise.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

            Operating Revenue. Operating revenue for 1999 increased 49.5% to $255.2 million from $170.7 million for 1998 due primarily to the growth in resident fees. Resident fees, including community fees, for 1999 increased $65.5 million, or 43.1%, to $217.4 million from $151.9 million for 1998. This increase was due primarily to the inclusion, for the year ended December 31, 1999, of approximately $26.2 million from the Karrington properties acquired in May 1999 and $5.0 million of resident fees generated from the operations of new Sunrise developed assisted living facilities open in 1999 that were not open during 1998. Another $31.4 million of the increase in resident fees was from facilities operated for a full year in 1999 versus a partial period in 1998. This increase was partially offset by an $8.3 million decrease in resident fees due to the sale of properties in 1998 and 1999. The remaining increase in resident fees was primarily due to an increase in the average daily resident fee (excluding community fees) for owned facilities operated by Sunrise for at least twelve months or that have achieved occupancy percentages of 95% or above ("Stabilized Facilities").

            Average resident occupancy for Stabilized Facilities increased to 95.6% for 1999 from 94.3% for 1998. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. Sunrise increased its owned and operated Stabilized Facilities by 53 percent over 1998 to 49 Stabilized Facilities for 1999 from 32

Stabilized Facilities in 1998. The average daily resident fee, excluding community fees, for these Stabilized Facilities increased to $97 for 1999 from $86 for 1998. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities and an increase in the number of residents receiving plus care and Reminiscence(TM) care services. For the 29 communities currently owned, which were stabilized in both periods, occupancy increased to 95.4% for 1999 from 94.2% for 1998. The average resident occupancy of the properties acquired from Karrington in May 1999 increased from 77.5% for the third quarter of 1999 to 79.5% for the fourth quarter of 1999.

            Management services income for 1999 increased to $23.8 million from $15.6 million for 1998. This $8.2 million increase resulted primarily from additional development contracts entered into in 1999 with unconsolidated joint ventures and third-party owners. The increase resulted primarily from a $6.8 million increase in development fees to $19.9 million for 1999 from $13.1 million for 1998 relating to the development of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development contracts entered into during 1999.

            Facility contract services revenue for 1999 increased to $7.0 million from $1.2 million for 1998. Of the $5.8 million increase, $2.6 was primarily due to the addition of two facilities under long-term operating agreements in 1999. The remaining $3.2 million increase in facility contract services revenue was from operating two facilities sold in 1998 for a full year in 1999 versus a partial period in 1998.

            In 1999, Sunrise recognized gains of $7.0 million on the sale of assisted living communities compared to $2.0 million in 1998.

            Operating Expenses. Operating expenses for 1999 increased by 53.8% to $203.8 million from $132.5 million for 1998. The increase in operating expenses for 1999 was attributable to increases in all of the following expenses: facility operating, facility development and pre-rental, general and administrative, depreciation and amortization and facility lease. Sunrise also incurred significant non-recurring charges in 1999.

            Facility operating expense for 1999 increased by 47.5% to $131.1 million from $88.8 million for 1998. As a percentage of resident fees, facility operating expense for 1999 increased to 60.3% from 58.5% for 1998. Of the $42.2 million increase, $21.7 million was attributable to expenses from operations at the Karrington properties and $3.0 million from operations at new Sunrise developed assisted living facilities open in 1999 that were not open in 1998. Another $17.6 million of the increase in facility operating expenses was from facilities operating for a full year in 1999 versus a partial period in 1998. This increase was partially offset by a $4.8 million decrease due to sale of properties in 1998 and 1999. The remaining balance of the increase was primarily due to an increase in labor and general and administrative expense at facilities that were operational for a full year in both periods.

            Facility contract services expense for 1999 increased to $6.4 million from $1.1 million for 1998. Of the $5.3 million increase, $2.5 was primarily due to the addition of two facilities under long-term operating agreements in 1999. The remaining $2.8 million increase in facility contract services expense was from operating two facilities sold in 1998 for a full year in 1999 versus a partial period in 1998.

            Facility development and pre-rental expenses for 1999 increased 38.2% to $7.2 million from $5.2 million for 1998. The $2.0 million increase in facility development and pre-rental expenses for 1999 was primarily related to an increase in development costs related to third-party development activity.

            General and administrative expenses for 1999 increased 62.8% to $20.7 million from $12.7 million in 1998. As a percentage of operating revenue, general and administrative expenses for 1999 increased to 8.1% compared to 7.5% in 1998. The $8.0 million increase in general and administrative expenses for 1999 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices. The additional staffing is due, in part, to the 63 new facilities operated in 1999, including three managed facilities and the facilities acquired from Karrington in 1999.

            Depreciation and amortization expenses for 1999 compared to 1998 increased $3.8 million, or 17.5%, to $25.4 million from $21.7 million for 1998 primarily due to a $4.9 million increase in depreciation expense, partially offset by a $1.1 million decrease in amortization expense. Of the increase in depreciation expense, $1.3 million related to the acquisition of the Karrington properties and $0.7 million related to new Sunrise developed facilities that were not open in 1998. Another $2.5 million of the increase in depreciation expense was from facilities operating for a full year in 1999 versus a partial year in 1998. This increase was partially offset by $0.7 million due to the sale of properties in 1998 and 1999.

            Facility lease expense increased $4.9 million to $7.9 million for 1999 from $3.0 million for 1998. The increase was primarily due to the operation of 12 additional Karrington leased properties assumed in the acquisition.

            Sunrise recorded non-recurring charges of $5.1 million during 1999, of which $4.4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $0.7 million related to the termination of a property acquisition agreement.

            Other income (expense). Interest income increased to $10.8 million for 1999 compared to $6.7 million for 1998. This increase in interest income is primarily due to interest income from notes receivable (see Note 4 of Notes to Consolidated Financial Statements). Interest expense increased for 1999 to $32.6 million from $22.1 million for 1998. Of this increase, $6.1 million was due to interest on additional borrowings under one of Sunrise's existing credit facilities and $5.3 million was due to additional borrowings under new credit facilities. Another $1.2 million was due to the debt assumed through the acquisition of Karrington. Interest expense was offset, in part, by a $2.1 million increase in capitalized interest during 1999.

            Equity in (losses) earnings of unconsolidated assisted living facilities. Equity in losses of unconsolidated assisted living facilities for 1999 was $1.2 million compared to earnings of approximately zero for 1998. The $1.2 million increase in equity in losses of unconsolidated assisted living facilities is primarily due to startup losses of the 10 joint venture properties that opened in 1999, in which Sunrise has ownership interests ranging from 9% to 15%.

            Provision for Income Taxes. The provision for income taxes was $7.8 million and zero for 1999 and 1998, respectively. The difference between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                            ----------------
                                                            1999      1998
                                                            -----     -----
Statutory rate                                               35%       35%
State taxes, net                                              7         6
Valuation allowance and other                               (14)      (41)
                                                            -----     -----
                                                             28%        0%
                                                            =====     =====


            Realization of the deferred tax asset of $8.2 million at December 31, 1999 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforwards prior to expiration. Therefore, the valuation allowance at December 31, 1998 of $8.6 million was released in 1999, of which, $6.0 was credited directly to equity (see Note 16 of Notes to Consolidated Financial Statements).

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

            Average resident occupancy for Stabilized Facilities remained unchanged at 94% for both 1998 and 1997. The occupancy rate excludes facilities with temporary vacancies and resident relocations generally of between three to six months due to renovations. The average daily resident fee, excluding community fees for Stabilized Facilities increased to $86 for 1998 from $78 for 1997. The increase is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and Reminiscence(TM) care services. Average resident occupancy for owned facilities in initial resident lease-up increased to 70% for 1998 from 62% for 1997. The average daily resident fee, excluding community fees, for these facilities increased to $107 for 1998 from $94 for 1997.

            Management services income for 1998 increased to $15.6 million from $4.2 million for 1997. The increase resulted primarily from a $11.2 million increase in development and management fees to $15.2 million for 1998 from $4.0 million for 1997 relating to the development of facilities for unconsolidated joint ventures and third party owners. This increase is primarily due to the increase in the number of development and management contracts entered into from the fourth quarter of 1997 through 1998. Sunrise had 24 development and management contracts as of December 31, 1998 and 18 development and management contracts as of December 31, 1997.

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

            General and administrative expense for 1998 increased 21.7% to $12.7 million from $10.5 million for 1997. As a percentage of operating revenue, general and administrative expense for 1998 decreased to 7.5% from 11.6% for 1997, which is a reflection of higher operating revenue in the 1998 period. The $2.3 million increase in general and administrative expense for 1998 was primarily related to labor costs, consisting of hiring and training additional staff at the headquarters and regional offices.

            Depreciation and amortization expense for 1998 compared to 1997 increased $11.1 million, or 104.4%, to $21.7 million from $10.6 million. Of the increase, $6.4 million related to homes opened during 1998 and $4.7 million related to homes operated for a full year in 1998 that were initially opened in 1997.

            Facility lease expense increased $1.5 million primarily due to the opening of two facilities developed and leased by Sunrise in 1998 and two facilities operated for a full year in 1998 initially opened in 1997.

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

            Income Tax. Sunrise generated taxable income for the year ended December 31, 1998 for the first time since its formation. Income tax expense for the year was offset by a $9.8 million reduction in Sunrise's deferred tax asset valuation allowance. The change in the valuation allowance reflects the reduction of the combined net difference in net book and tax bases of property and equipment, the expected tax benefit of various timing differences and the anticipated utilization of net operating loss carryforwards. Of the remaining $8.6 million unrecognized deferred tax assets, approximately $2.6 million related to the remaining difference between the net book and tax bases of property and equipment and approximately $6.0 million related to the tax benefit of nonqualified stock options that have not been recognized for tax purposes. When the valuation allowance related to the nonqualified stock options was released, the tax benefit was credited directly to equity in 1999. See note 16 of notes to consolidated financial statements.

            Realization of the tax benefits associated with the long-term deferred tax assets is dependent on Sunrise generating sufficient taxable income prior to the expiration of the loss carryforward and reversals of the timing differences. Based on this uncertainty, Sunrise maintained a valuation allowance of $8.6 million on the deferred tax asset at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            To date, the Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At December 31, 1999, Sunrise had $700.9 million of outstanding debt at a weighted average interest rate of 7.17%. Of the amount of outstanding debt, Sunrise had $369.3 million of fixed-rate debt, excluding a $0.6 million loan discount, at a weighted average interest rate of 6.92%, and $332.2 million of variable rate debt at a weighted average interest rate of 7.45%. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable-rate debt. For example, a one percent increase in interest rates would increase annual interest expense by approximately $3.3 million.

            At December 31, 1999, Sunrise had approximately $53.5 million in unrestricted cash and cash equivalents, including $8.5 million in high quality short-term investments (A1/P1 rated) and currently has $196.1 million of unused lines of credit.

            At December 31, 1999, a subsidiary of Sunrise had a syndicated revolving credit facility for $400.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.50%. There were $210.0 million of advances outstanding under this credit facility as of December 31, 1999. The credit facility expires in July 2002.

            Other subsidiaries have revolving credit facilities totaling $174.8 million. The repayments of the amounts outstanding under these credit facilities are also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $168.7 million as of December 31, 1999 and bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 2.35%.

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

            In May 1999, Sunrise entered into a multi-property first mortgage loan agreement for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate. At December 31, 1999, $87.2 million was outstanding.

            Sunrise has an $85.6 million (excluding a $0.6 million discount) multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.6 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

            As of December 31, 1999, Sunrise had various other debt outstanding totaling approximately $168.7 million, including $64.1 million of debt assumed through the acquisition of Karrington, with interest rates ranging from 5.6% to 10.0%.

            Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise has entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. In November 1999, Sunrise settled the $7.0 million swap transaction. There was no gain or loss on the settlement. Sunrise recorded net interest expense in 1999, 1998 and 1997 in the amounts of $511,000, $227,000 and $17,000, respectively, for swap transactions.

There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

            - require it to meet specified financial tests. For example, Sunrise's $85.6 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million, to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

            Working capital increased to $95.5 million at December 31, 1999 from $69.6 million at December 31, 1998, primarily due from net borrowings during the year ended December 31, 1999, an increase in receivables related to management and development contracts from unrelated and related parties and, in conjunction with the Karrington acquisition, 16 operating properties, four zoned development sites and one non-operating property that are held for sale. Receivables from related parties are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. The increase was offset, in part, by Sunrise's continued investment in the development and ownership of assisted living facilities.

            Net cash provided by operating activities for 1999 and 1998 was approximately $31.1 million and $27.1 million, respectively. Net cash provided by operating activities for 1999 reflects an increase in Sunrise's activities related to the development of unconsolidated joint venture properties.

            During 1999 and 1998, Sunrise used $223.4 million and $146.4 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $178.4 million and $126.2 million, respectively, related to the construction of assisted living facilities. In 1999, Sunrise also invested $63.6 million to facilitate the development of assisted living facilities with third parties, compared to $45.3 million in 1998. These investing activities were offset, in part, by proceeds from the sale of two assisted living facilities in June 1999 amounting to $26.9 million plus $7.6 million of proceeds from investments and notes receivable.

            Net cash provided by financing activities was $191.6 million and $90.9 million for 1999 and 1998, respectively. Financing activities in 1999 and 1998 included additional borrowings of $313.5 million and $108.0 million, respectively, offset, in part, by debt repayments of $122.1 million and $23.4 million, respectively. Additional borrowings during 1999 included the $88.0 million loan entered into in May 1999 and one of Sunrise's credit facilities. The additional borrowings under Sunrise's credit facility during 1999 and 1998 were used to fund Sunrise's continued development of assisted living facilities. Debt repayments during 1999 included the use of the proceeds from the $88.0 million loan to reduce the outstanding balance on one of Sunrise's credit facilities.

            Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $90.0 million and $131.0 million to complete the facilities Sunrise currently has under construction. Sunrise has entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $67.5 million. Sunrise estimates that it will cost between $336.5 million and $479.0 million to develop these properties. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional properties for at least the next six months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that such financing and refinancing will be available on acceptable terms.

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

            Sunrise's growth plan includes the acquisition of assisted living facilities or companies operating assisted living facilities such as Karrington. The success of Sunrise's acquisitions will be determined by numerous factors, including the Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on Sunrise's business, financial condition and results of operations.

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

MARKET RISK

            Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 1999.

            Sunrise has investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 15%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, whichever is more favorable in management's judgment at the time of financing.

            Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of December 31, 1999, Sunrise had one interest rate swap agreement which effectively establishes fixed rates of 7.3% on up to $19.0 million of long-term debt until June 2001. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

            For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $332.2 million at December 31, 1999 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $3.3 million.

            The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 1999. (dollars in thousands)

                                                                                                                         Estimated
                                                               Maturity Date                                               Fair
                                                                                                                          Market
                              2000           2001            2002           2003            2004         Thereafter        Value
                              ----           ----            ----           ----            ----         ----------        -----
ASSETS
Notes receivable
  Fixed rate               $    1,051    $    3,829      $   16,632              --              --      $   14,394      $   35,906
   Average interest rate          6.1%         12.0%           10.0%             --              --            10.0%             --
  Variable rate                    --            --              --      $   24,799              --              --      $   24,799
   Average interest rate           --            --              --            10.0%             --              --              --
Investments
  Bonds                            --            --              --              --              --      $    5,750      $    5,750
   Average interest rate           --            --              --              --              --            11.0%             --

LIABILITIES
Debt
  Fixed rate               $    4,990    $   70,221      $   26,320      $    6,909      $    6,133      $  104,747      $  219,657
   Average interest rate          8.8%          8.6%            7.3%            8.9%            8.9%            7.5%             --
  Variable rate            $   31,113    $   39,210      $  232,591      $   13,697      $   10,539      $    5,073      $  332,225

   Average interest rate          7.3%          8.0%            7.4%            7.8%            7.7%            5.6%             --
  Convertible notes                --            --      $  150,000              --              --              --      $  117,375
   Average interest rate           --            --             5.5%             --              --              --              --

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is Sunrise's policy to capitalize certain costs incurred to rent its facilities such as costs of model units, their furnishings and "grand openings" in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of Sunrise's development and leasing activities which are not considered to be within the scope of Statement No. 67 or Statement No. 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement No. 67 and Statement No. 91 is not affected by the provisions of SOP 98-5. The adoption of SOP 98-5 in January 1999 did not materially affect results of operations or the financial position of Sunrise.

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 defers for one year the effective day of Statement No. 133, which will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement No. 133. Sunrise has not entered into any other derivative transactions. To date, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement No. 133 is not anticipated to affect results of operations or the financial position of Sunrise.

IMPACT OF INFLATION

            Resident fees from owned assisted living facilities and management services income from facilities operated by Sunrise for third parties are the primary sources of revenue. These revenues are affected by daily resident fee rates and facility occupancy rates. The rates charged for the delivery of assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support Sunrise's growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

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

YEAR 2000 ISSUES

            In prior years, Sunrise discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, Sunrise experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Sunrise expenditures were approximately $1.3 million during 1999 in connection with upgrading and remediating its systems. Sunrise is not aware of any material problems resulting from Year 2000 issues, either with embedded systems in facilities operated, its internal financial systems, or the products and services of third parties. Sunrise will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

            Quantitative and qualitative disclosure about market risk appears in the liquidity and capital resources, market risk section of item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The consolidated financial statements appear on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information set contained in the sections "Election of Directors
- Information as to Nominees and Other Directors," "--Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Sunrise's 2000 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

            The information set contained in the sections "Compensation of Directors" and "Executive Compensation and Other Information" in Sunrise's 2000 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set contained in the sections "Stock Owned by Management" and "Principal Holders of Voting Securities" in Sunrise's 2000

Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information set contained in the sections "Certain Transactions" in Sunrise's 2000 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)   List of documents filed as part of Form 10-K.

                                                                                                           Page
                                                                                                           ----
                 (1)    Financial Statements:
                        Report of Independent Auditors.                                                     F-1
                        Consolidated Balance Sheets -- December 31, 1999 and 1998.                          F-2
                        Consolidated Statements of Income for the years ended
                                    December 31, 1999, 1998 and 1997.                                       F-3
                        Consolidated Statements of Changes in Stockholders' Equity
                                    for the years ended December 31, 1999, 1998 and 1997.                   F-4
                        Consolidated Statements of Cash Flows for the years ended
                                    December 31, 1999, 1998 and 1997.                                       F-5
                        Notes to Consolidated Financial Statements.                                         F-6

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


                                        SUNRISE ASSISTED LIVING, INC.
                                        --------------------------------
                                                 Registrant




                                        By: /s/ Paul J. Klaassen
                                           -----------------------------
                                            Paul J. Klaassen
                                            Chairman of the Board and
                                            Chief Executive Officer


                                                    3/28/00
                                           -----------------------------
                                                      Date

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Paul J. Klaassen                                3/28/00
    ---------------------------               ---------------------------
   Paul J. Klaassen                                       Date
   Chairman of the Board, and
   Chief Executive Officer
   (Principal Executive Officer)



By: /s/ David W. Faeder                                 3/28/00
    ---------------------------               ---------------------------
   David W. Faeder                                        Date
   President and Director

By: /s/ Christian B.A. Slavin                           3/28/00
    ---------------------------               ---------------------------
   Christian B.A. Slavin                                  Date
   Executive Vice President, and
   Chief Financial Officer
   (Principal Financial Officer)


By: /s/ Larry E. Hulse                                  3/27/00
    ---------------------------               ---------------------------
   Larry E. Hulse                                         Date
   Senior Vice President and Chief
   Accounting Officer
   (Principal Accounting Officer)


By: /s/ Ronald V. Aprahamian                            3/27/00
    ---------------------------               ---------------------------
   Ronald V. Aprahamian                                   Date
   Director


By: /s/ Craig R. Callen                                 3/29/00
    ---------------------------               ---------------------------
   Craig R. Callen                                        Date
   Director


By: /s/ David G. Bradley                                3/28/00
    ---------------------------               ---------------------------
   David G. Bradley                                       Date
   Director


By: /s/ Thomas J. Donohue                               3/27/00
    ---------------------------               ---------------------------
   Thomas J. Donohue                                      Date
   Director


By: /s/ Teresa M. Klaassen                              3/28/00
    ---------------------------               ---------------------------
   Teresa M. Klaassen                                     Date
   Executive Vice President,
   Secretary and Director


By:
    ---------------------------               ---------------------------
   Richard R. Slager                                      Date
   Director

                                INDEX TO EXHIBITS

                                                                                 Page (by
                                                                                Sequential
Exhibit                                                                          Numbering
Number                               Identity of Exhibit                          System)
------                               -------------------                        ----------

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

10.21 Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and

                      Teresa M. Klaassen (Exhibit 10.16 to Sunrise's Form S-1 Registration Statement No. 333-2582)

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

10.24 Amended, Restated, Consolidated and Increased Master Promissory Note dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.1 to Sunrise's 1997 Form 10-K).

10.25 Amended and Restated Financing and Security Agreement dated as of December 23, 1997 by and between NationsBank, N.A. as agent and for certain additional lenders and Sunrise East Assisted Living

                      Limited Partnership (Exhibit 10.31.2 to
                      Sunrise's 1997 Form 10-K).

10.26 Amended and Restated Master Construction Loan Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit
                      10.31.3 to Sunrise's 1997 Form 10-K).

10.27 Management Fee Subordination Agreement dated as of December 23, 1997 by and between NationsBank,
                      N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.4 to Sunrise's 1997 Form 10-K).

10.28 Amended and Restated Pledge, Assignment and Security Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit
                      10.31.5 to Sunrise's 1997 Form 10-K).

10.29 Master Guaranty of Performance dated as of December 23, 1997 by and between NationsBank, N.
                      A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited
                      Partnership

                      (Exhibit 10.31.6 to Sunrise's 1997 Form 10-K)

10.30 Amended and Restated Collateral Assignment of Operating Agreements and Management Contracts dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.7 to Sunrise's 1997 Form 10-K).

10.31 Amended and Restated Collateral Assignment of Licenses, Participation Agreements and Resident Agreements dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit
                      10.31.8 to Sunrise's 1997 Form 10-K).

10.32 Amended and Restated Master Guarantee of Payment Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit
                      10.31.9 to Sunrise's 1997 Form 10-K).

10.33                 +Form of Indemnification Agreement (Exhibit
                      10.24 to Sunrise's Form S-1 Registration
                      Statement No. 333-2582).

10.34 +               1995 Stock Option Plan, as amended (Exhibit
                      10.20 to Sunrise's 1997 Form 10-K).

10.35 +               1996 Directors' Stock Option Plan, as amended.

10.36 + Stock Option Agreement, entered into, effective as of January 4, 1995, by and between Sunrise and David W. Faeder (Exhibit 10.14 to Sunrise's Form S-1 Registration Statement No. 333-2582).

10.37 + 1996 Non-Incentive Stock Option Plan, as amended (Exhibit 10.24 to Sunrise's 1997 Form 10-K).

10.38 +               1997 Stock Option Plan, as amended (Exhibit
                      10.25 to Sunrise's 1997 Form 10-K).

10.39 +               1998 Stock Option Plan, as amended. (Exhibit
                      10.41 to Sunrise's 1998 Form 10-K)

10.40 + 1999 Stock Option Plan (Exhibit 10.1 to Sunrise's Form 10-Q for the quarter ended March 31, 1999).

10.41 Trust Agreement, dated as of December 2, 1998, between the several holders from time to time parties thereto, as the holders, and First Security Bank, National Association, as the Owner Trustee (Sunrise Trust 1998-1) (Exhibit
                      2.2 to Sunrise's Form 8-K dated December 17,
                      1998).

10.42 Credit Agreement, dated as of December 2, 1998, among First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the Sunrise Trust 1998-1, as the Borrower, the several lenders from time to time parties thereto, and NationsBank, N.A., as the Agent (Exhibit 2.3 to Sunrise's Form 8-K dated December 17, 1998).

10.43 Participation Agreement, dated as of December 2, 1998, among Sunrise Midwest Leasing, L.L.C., as the Construction Agent and as the Lessee, Sunrise, as the Guarantor, First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, and NationsBank, N.A., as the

                      Agent for the Lenders and respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests (Exhibit 2.4 to Sunrise's Form 8-K dated December 17, 1998).

10.44 Security Agreement, dated as of December 2, 1998, between First Security Bank, National Association, not individually, but solely as the owner trustee under the Sunrise Trust 1998-1 and NationsBank, N.A., as the agent for the lenders and the holders and accepted and agreed to by Sunrise Midwest Leasing, L.L.C. (Exhibit 2.5 to Sunrise's Form 8-K dated December 17, 1998).

10.45 Lease Agreement, dated as of December 2, 1998, between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the Sunrise Trust 1998-1, as Lessor and Sunrise Midwest Leasing, L.L.C., as Lessee (Exhibit 2.6 to Sunrise's Form 8-K dated December 17, 1998).

10.46 Cross-Collateralization, Cross-Default, and Mortgage Modification Agreement, dated as of May 20, 1999, by and among Sunrise Borrowers (as defined in the agreement) and GMAC Commercial Mortgage Corporation (Exhibit 10.1 to Sunrise's Form 10-Q for the quarter ended June 30, 1999).

10.47                 Form of Exceptions to Non-Recourse Guaranty
                      (Multistate), dated as of May 20,

                      1999, between Sunrise Borrower (as defined in the guaranty) and GMAC Commercial Mortgage
                      Corporation (Exhibit 10.2 to Sunrise's Form 10-Q for the quarter ended June 30, 1999).

10.48 Second Amended and Restated Financial and Security Agreement dated as of July 29, 1999 by and between Bank of America, N.A. (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise

10.49 Second Amended, Restated and Increased Master Promissory Note dated as of July 29, 1999 by and between Bank of America, N.A., (formerly
                      NationsBank, N.A.) as agent for certain
                      additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other
                      subsidiaries of Sunrise (as amended)

10.50 Second Amended and Restated Master Guaranty of Payment Agreement dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise

10.51 Confirmation of and Amendement to Master Guaranty of Performance dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise

10.52                 Omnibus Confirmation of and Amendment to
                      Security Documents dated July 29, 1999 by
                      Sunrise and certain subsidiaries, as Assignors, in favor of Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders

10.53                 Third Amended and Restated Financial and
                      Security Agreement dated as of March 14, 2000 by and between Bank of America, N.A. (formerly
                      NationsBank, N.A.) as agent for certain
                      additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other
                      subsidiaries of Sunrise

10.54 Third Amended and Restated Master Guaranty of Payment Agreement dated as of March 14, 2000 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise

10.55 Amendment No. 1 to Certain Operative Agreements, dated as of March 14, 2000, among Sunrise Midwest Leasing, L.L.C., as the Construction Agent and Lessee, Sunrise as the Guarantor, First Security Bank, National Association, not individually but solely as the Owner Trustee under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto, as Lenders, and Bank of America, N.A., as the Agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and Holders, to the extent of their interests

10.56 Form of Multifamily Note (Multistate), dated as of May 20, 1999, between Sunrise Borrower (as defined in the note) and GMAC Commercial Mortgage Corporation (Exhibit 10.3 to Sunrise's Form 10-Q for the quarter ended June 30, 1999).

10.57 Form of Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 20, 1999, between Sunrise Borrower (as defined in the mortgage) and GMAC Commercial Mortgage (Exhibit 10.4 to Sunrise's Form 10-Q for the quarter ended June 30, 1999).

10.58 Amendment No. 1 to Stock Option Agreement by and between Sunrise and David W. Faeder (Exhibit
                      10.14.1 to Sunrise's Form S-1 Registration
                      Statement No. 333-13731).

21                    Subsidiaries of the Registrant.

23                    Consent of Ernst & Young LLP, Independent
                      Auditors.

27 Financial Data Schedule as of and for the year ended December 31, 1999.

----------------

+ Represents management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Sunrise Assisted Living, Inc.

     We have audited the accompanying consolidated balance sheets of Sunrise Assisted Living, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Assisted Living, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


McLean, Virginia
March 8, 2000                                              /s/ ERNST & YOUNG LLP

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                                      December 31,
                                                                                          -------------------------------------
                                                                                                1999                1998
                                                                                          -----------------   -----------------
ASSETS
   Current Assets:
     Cash and cash equivalents                                                             $        53,540     $        54,197
     Accounts receivable, net                                                                       15,441              17,818
     Notes receivable                                                                                1,051                 754
     Deferred income taxes, net                                                                      8,221               3,978
     Assets held for sale                                                                           33,724                   -
     Prepaid expenses and other current assets                                                      54,568              15,921
                                                                                          -----------------   -----------------
                 Total current assets                                                              166,545              92,668
   Property and equipment, net                                                                     763,306             512,708
   Notes receivable                                                                                 59,654              34,919
   Management contracts and leaseholds, net                                                         33,994                   -
   Costs in excess of assets acquired, net                                                          35,412                 327
   Investments in unconsolidated assisted living facilties, net                                     20,435                   -
   Investments                                                                                       5,750              28,329
   Other assets                                                                                     18,355              14,460
                                                                                          =================   =================
                 Total assets                                                              $     1,103,451     $       683,411
                                                                                          =================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                                                      $         4,114     $         3,556
     Accrued expenses and other current liabilities                                                 23,373              14,049
     Deferred revenue                                                                                7,475               3,722
     Current maturities of long-term debt                                                           36,103               1,768
                                                                                          -----------------   -----------------
                 Total current liabilities                                                          71,065              23,095
   Long-term debt, less current maturities                                                         664,840             426,558
   Investments in unconsolidated assisted living facilities                                          2,561               1,003
   Deferred income taxes, net                                                                       22,128                   -
   Other long-term liabilities                                                                       3,985               3,194
                                                                                          -----------------   -----------------
                 Total liabilities                                                                 764,579             453,850
   Minority interests                                                                                3,748               1,906
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                                                  -                   -
   Common stock, $0.01 par value, 60,000,000 shares authorized,
       21,938,742 and 19,446,427 shares issued and outstanding
       in 1999 and 1998                                                                                219                 194
   Additional paid-in capital                                                                      304,014             216,783
   Retained earnings                                                                                30,891              10,678
                                                                                          -----------------   -----------------
                 Total stockholders' equity                                                        335,124             227,655
                                                                                          -----------------   -----------------
                 Total liabilities and stockholders' equity                                $     1,103,451     $       683,411
                                                                                          =================   =================


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                                    Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                           1999               1998               1997
                                                                     -----------------  -----------------   ----------------
Operating revenue:
   Resident fees                                                      $       217,397    $       151,878     $       85,644
   Management services income                                                  23,790             15,596              4,240
   Facility contract services                                                   7,015              1,202                  -
   Realized gain on assisted living
   facilities                                                                   7,017              2,036                  -
                                                                     -----------------  -----------------   ----------------
      Total operating revenue                                                 255,219            170,712             89,884
                                                                     -----------------  -----------------   ----------------
Operating expenses:
   Facility operating                                                         131,055             88,834             53,286
   Facility contract services                                                   6,439              1,095                  -
   Facility development and pre-rental                                          7,184              5,197              5,586
   General and administrative                                                  20,715             12,726             10,454
   Depreciation and amortization                                               25,448             21,650             10,592
   Facility lease                                                               7,903              3,014              1,532
   Non-recurring charges                                                        5,069                  -                  -
                                                                     -----------------  -----------------   ----------------
      Total operating expenses                                                203,813            132,516             81,450
                                                                     -----------------  -----------------   ----------------
Income from operations                                                         51,406             38,196              8,434

Other income (expense):
   Interest income                                                             10,849              6,695              6,862
   Interest expense                                                           (32,599)           (22,125)           (11,475)
                                                                     -----------------  -----------------   ----------------
      Total other expense                                                     (21,750)           (15,430)            (4,613)

Equity in (losses) earnings of unconsolidated
   assisted living facilities                                                  (1,239)                54                 88
Minority interests                                                               (376)              (508)                92
                                                                     -----------------  -----------------   ----------------

Income before income taxes                                                     28,041             22,312              4,001
Provision for income taxes                                                     (7,828)                 -                  -
                                                                     -----------------  -----------------   ----------------

Net income                                                            $        20,213     $       22,312      $       4,001
                                                                     =================  =================   ================

Net income per common share:
      Basic                                                           $          0.96    $          1.16     $         0.21
                                                                     =================  =================   ================

      Diluted                                                         $          0.94    $          1.11     $         0.20
                                                                     =================  =================   ================

                           See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)





                                                   Shares of      Common                            Retained
                                                    Common         Stock         Additional         Earnings
                                                     Stock        Amount       Paid-in Capital     (Deficit)        Total
                                                  ------------  ------------  ------------------  -------------  ------------
Balance at December 31, 1996                           18,530    $      185    $        201,274    $   (15,635)   $  185,824

Exercise of employee options for
   common stock                                           498             5               5,510                        5,515
Net income                                                                                               4,001         4,001
                                                  ------------  ------------  ------------------  -------------  ------------
Balance at December 31, 1997                           19,028           190             206,784        (11,634)      195,340

Exercise of employee options and
   warrants for common stock                              418             4               6,352                        6,356
Tax effect from the exercise of non-
   qualified stock options                                                                3,647                        3,647
Net income                                                                                              22,312        22,312
                                                  ------------  ------------  ------------------  -------------  ------------
Balance at December 31, 1998                           19,446           194             216,783         10,678       227,655
Exercise of employee options
   for common stock                                       214             2               3,666                        3,668
Issuance of common stock to
  acquire Karrington                                    2,279            23              75,663                       75,686
Tax effect from the exercise of non-
   qualified stock options                                                                7,902                        7,902
Net income                                                                                              20,213        20,213
                                                  ------------  ------------  ------------------  -------------  ------------
Balance at December 31, 1999                           21,939    $      219    $        304,014    $    30,891    $  335,124
                                                  ============  ============  ==================  =============  ============


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            Year Ended December 31,
                                                                               -------------------------------------------------
                                                                                    1999             1998             1997
                                                                               ---------------  ---------------  ---------------
OPERATING ACTIVITIES
Net income                                                                      $      20,213     $     22,312     $      4,001
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Gain on sale of interests                                                           (70)            (551)               -
      Equity in losses (earnings) of unconsolidated
        assisted living facilities                                                      1,239              (54)             (88)
      Minority interests                                                                  376              508              (92)
      Provision for bad debts                                                           1,380              521              893
      Provision for deferred income taxes                                               1,930                -                -
      Depreciation and amortization                                                    25,448           21,650           10,592
      Amortization of financing costs and discount on long-term debt                    2,676            2,084            1,268
      Amortization of discount on marketable securities                                  (566)            (175)               -
      Non-recurring charges                                                             3,786                -                -
      Changes in assets and liabilities:
        (Increase) decrease:
                Accounts receivable                                                     2,793          (12,490)          (5,220)
                Assets held for sale                                                   (1,054)               -                -
                Prepaid expenses and other current assets                              (9,799)          (1,555)             131
                Other assets                                                           (1,329)          (5,778)          (8,146)
        Increase (decrease):
                Accounts payable and accrued expenses                                 (11,205)             (49)           8,289
                Deferred revenue                                                           94           (1,105)            (539)
                Other liabilities                                                      (4,832)           1,755              993
                                                                               ---------------  ---------------  ---------------
   Net cash provided by operating activities                                           31,080           27,073           12,082
                                                                               ---------------  ---------------  ---------------
INVESTING ACTIVITIES
Investment in property and equipment                                                 (178,443)        (126,167)        (213,560)
Proceeds from disposition of assisted living facilities                                26,923           28,552                -
Increase in investments and notes receivable                                          (63,617)         (45,315)         (20,674)
Proceeds from investments and notes receivable                                          7,574                -                -
(Increase) decrease in restricted cash and cash equivalents                              (727)          (1,459)             147
Contributions to investments in unconsolidated
   assisted living facilities                                                          (1,519)            (742)               -
Distributions from investment in unconsolidated
   assisted living facilities                                                              65               65              101
Proceeds from maturities of marketable securities                                           -                -            8,322
Acquisition of interests in facilities, net of cash acquired                          (13,614)          (1,340)               -
                                                                               ---------------  ---------------  ---------------
   Net cash used in investing activities                                             (223,358)        (146,406)        (225,664)
                                                                               ---------------  ---------------  ---------------
FINANCING ACTIVITIES
Additional borrowings under long-term debt                                            313,529          108,000          255,643
Repayment of long-term debt                                                          (122,079)         (23,369)         (59,403)
Net proceeds from exercised options                                                     3,668            6,356            5,515
Net investment of minority interests                                                    1,000                -              525
Repayment of notes payable to affiliated partnerships                                       -                -           (1,381)
Financing costs paid                                                                   (4,497)            (100)          (6,485)
                                                                               ---------------  ---------------  ---------------
   Net cash provided by financing activities                                          191,621           90,887          194,414
                                                                               ---------------  ---------------  ---------------
Net decrease in cash and cash equivalents                                                (657)         (28,446)         (19,168)
Cash and cash equivalents at beginning of year                                         54,197           82,643          101,811
                                                                               ---------------  ---------------  ---------------
Cash and cash equivalents at end of year                                        $      53,540    $      54,197    $      82,643
                                                                               ===============  ===============  ===============


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND PRESENTATION

     Sunrise Assisted Living, Inc. ("Sunrise" or the "Company") is a provider of assisted living services for seniors. Assisted living services provide a residence, meals and non-medical assistance to elderly residents for a monthly fee. Sunrise's services are generally not covered by health insurance and therefore monthly fees are generally payable by the residents, their family, or another responsible party.

     Sunrise was incorporated in Delaware on December 14, 1994. The consolidated financial statements include Sunrise's wholly owned subsidiaries that manage, own and develop assisted living facilities. The consolidated financial statements also include one limited partnership which owns a facility (Sunrise of Gardner Park) in which Sunrise owns a 50% partnership interest and controls the limited partnership through its status as the manager of the facility and as the sole general partner with the unilateral ability under the partnership agreement to conduct the ordinary course of business of the partnership. In addition, the consolidated financial statements include four limited liability companies. One of the limited liability companies owns two facilities (Sunrise of Severna Park) in which Sunrise owns a 50% membership interest. The other three limited liability companies own one facility each (Sunrise of Sheepshead Bay, Sunrise of Mill Basin, and Sunrise of Park Ridge) in which Sunrise owns a 70% membership interest. Sunrise controls the four limited liability companies through its status as the manager of the facilities and as sole managing member of the limited liability companies with unilateral ability under the operating agreements to conduct the ordinary course of business of the companies. It is Sunrise's policy to consolidate non-wholly owned interests when, through its managing partnership or operating agreements, status as manager of the facility and sole general partner or managing member, Sunrise holds the unilateral ability to conduct the ordinary course of business of the facility. In February 2000, Sunrise acquired the remaining 30% minority interest in Sunrise of Park Ridge.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Sunrise considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Details of the allowance for doubtful accounts receivable are as follows (in thousands):

                                          DECEMBER 31,
                            -----------------------------------------
                               1999        1998         1997
                            -------------------------------------
Beginning balance              $2,080      $1,798        $927
Acquired allowance                786          --          --
Provision for bad debts         1,380         521         893
Accounts written off             (530)       (239)        (22)
                            -------------------------------------
Ending balance                 $3,716      $2,080      $1,798
                            =====================================

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



PROPERTY AND EQUIPMENT

     Property and equipment are recorded at the lower of cost or fair value and include interest and property taxes capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of facilities. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment of Sunrise are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of facilities including certain direct and indirect costs of Sunrise's development subsidiary. If a project is abandoned, any costs previously capitalized are expensed.

INTANGIBLE ASSETS

     Intangible assets relate primarily to the acquisition of Karrington Health, Inc. and are comprised of management contracts, leaseholds and costs in excess of assets acquired. Costs in excess of assets acquired represent costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Such costs are being amortized over 38 years using the straight-line method. Management contracts and leaseholds are also amortized using the straight-line method over periods ranging from 11 to 40 years.

     The carrying amounts of all intangible assets are reviewed for impairment annually. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted.

PRE-RENTAL COSTS

     Costs incurred to initially rent facilities are capitalized and amortized over 12 months. All other pre-rental costs are expensed as incurred.

     Effective January 1, 1999, Sunrise adopted the provisions of Statement of Position 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. It is Sunrise's policy to capitalize certain costs incurred to rent its facilities, such as costs of model units, their furnishings and "grand openings," in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Additionally, initial direct costs associated with originating lease transactions are capitalized in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Direct costs include employees' compensation and payroll-related fringe benefits directly related to acquiring leases. All costs of Sunrise's development and leasing activities which are not considered to be within the scope of Statement No. 67 or Statement No. 91 are expensed as incurred. SOP 98-5 states that the guidance provided by Statement No. 67 and Statement No. 91 is not affected by the provisions of SOP 98-5. Therefore, the adoption of SOP 98-5 did not materially affect results of operations or the financial position of Sunrise.

DEFERRED FINANCING COSTS

     Costs incurred in connection with obtaining permanent financing for Company-owned facilities have been deferred and are amortized over the term of the financing.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVESTMENTS IN UNCONSOLIDATED ASSISTED LIVING FACILITIES

     Sunrise owns non-controlling interests in some assisted living facilities, most of which are currently under development. These investments include one facility in which Sunrise has a 13.9% general and limited partnership ownership interest, nine facilities in which Sunrise has a 14.5% interest in a limited company, 23 facilities in which Sunrise has a 9% member interest in four limited liability companies, three facilities in which Sunrise has a 35% member interest in a limited liability company, three facilities in which Sunrise has a 19.9% member interest in a limited liability company, and one facility in which Sunrise has a 50% member interest in a limited liability company. Sunrise does not control these entities as major business decisions require approval by the other partners or members. Accordingly, these investments are accounted for under the equity method, where the investments are recorded at cost and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Sunrise eliminates intercompany profits on sales of services that are capitalized by the ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee are amortized on a straight line basis over the estimated useful life of the investments. Sunrise's interests in accumulated losses of unconsolidated assisted living facilities are recorded below Sunrise's cost basis, which reflects Sunrise's obligations as the general partner or managing member. Sunrise has no liability for any other material commitments or contingencies of partnerships or limited liability companies in which it is a general partner or managing member.

     As of December 31, 1999, the carrying value of investments in the net assets of unconsolidated assisted living facilities exceeded the underlying equity in net assets of the investees by $15.7 million.

INTEREST RATE SWAPS

     Interest rate swap transactions are designated with certain levels of outstanding debt. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The fair value of and changes in fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized into interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. There were no gains or losses on terminations of interest swap agreements recognized by Sunrise for the periods presented.

REVENUE RECOGNITION

     Operating revenue consists of resident fee revenue, including resident community fees, management services revenue, facility contract services revenue and realized gain on assisted living facilities. Generally, resident community fees approximating thirty to sixty times the daily residence fee are received from potential residents upon occupancy. Resident community fees are recognized as income over the first ninety days of the resident's stay and are ratably refundable if the prospective resident does not move into the facility or moves out of the facility within ninety days. All other resident fee revenue is recognized when services are rendered. Agreements with residents are for a term of one year and are cancelable by residents with thirty days notice. Management services revenue is comprised of revenue from management contracts and development contracts. Revenue from management contracts is recognized in the month in which it is earned in accordance with the terms of the management contract. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. Facility contract services revenue is comprised of fees plus reimbursable expenses of facilities operated with Sunrise's employees under long-term operating agreements. Realized gain on assisted living facilities is recognized upon consummation of the sale of assets unless a portion of the sale is contingent upon future events or performance. Deferred gains on assets are then recognized upon performance or resolution of the contingency.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES

     Sunrise accounts for income taxes under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants.

SEGMENTS

     Effective December 31, 1998, Sunrise adopted the provisions of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way that a public company reports information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 20 for information on Sunrise's operating segments.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 defers for one year the effective date of Statement No. 133, which will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement No. 133. Sunrise has not entered into any other derivative transactions. For the three year period ended December 31, 1999, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement No. 133 is not anticipated to affect results of operations or the financial position of Sunrise.

RECLASSIFICATIONS

     Certain 1998 and 1997 balances have been reclassified to conform with the 1999 presentation.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                       DECEMBER 31,
                                                 -------------------------
                                  ASSET LIVES         1999         1998
                                                 -------------------------
Land and land improvements         10-15 yrs.       $115,516      $80,263


Building and building
   improvements                     40 yrs.          520,502      355,807

Furniture and equipment            3-10 yrs.          76,072       56,678
                                                 -------------------------
                                                     712,090      492,748
Less accumulated depreciation
   And amortization                                  (55,983)     (38,504)
                                                 -------------------------
                                                     656,107      454,244
Construction in progress                             107,199       58,464
                                                 -------------------------
                                                     763,306     $512,708
                                                 =========================

     Depreciation expense was $18.6 million, $13.7 million and $7.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4.   NOTES RECEIVABLE

     Notes receivable plus accrued interest consist of the following (in thousands):

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999        1998
                                                        -----------------------
LLC Note I, interest accrues at LIBOR plus 5.0%
   (10.8% at December 31, 1999)                         $  24,799    $ 23,795
LLC Note II, interest accrues at 10.0%                      7,797          -
LLC Note III, interest accrues at 10.0%                    16,632          -
LLC Note IV, interest accrues at 10.0%                      6,054          -
Note with United Kingdom joint venture, interest
   accrues at 12.0%                                         3,829       3,431
Promissory Note, interest accrues at 8.0%                     562         754
Beverly Hills Note, interest accrued at prime through
   March 1998                                                  -        2,185
Note with Karrington, interest accrued at 10.0%                -        5,508
ADG Note, interest accrues at 10.0%                           543          -
Other notes receivable                                        489          -
                                                        -----------------------
                                                           60,705      35,673
    Current maturities                                     (1,051)       (754)
                                                        -----------------------
                                                          $59,654     $34,919
                                                        =======================

     In October 1997, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC I") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC I is to develop, construct and own assisted living facilities. Sunrise loaned LLC I $15.0 million (the "LLC Note I") to partially finance the initial development and construction of six properties. The LLC Note I to Sunrise's subsidiary is subordinated to other lenders of LLC I. In September 1998, Sunrise and LLC I amended the LLC Note I to increase the loan by $6.0 million to a total of $21 million in order to partially finance the initial development and construction of two additional properties. Principal and interest are due October 2003.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In January 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC II") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC II is to develop, construct and own assisted living facilities. Sunrise loaned LLC II $7.3 million (the "LLC Note II") to partially finance the initial development and construction of four properties. The LLC Note II to Sunrise's subsidiary is subordinated to other lenders of LLC II. The principal amount of the loan and accrued interest are due on the earlier of March 30, 2006 or termination of the management agreement between the parties. See Note 17 Related-Party Transactions, Joint Ventures.

     In March 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC III") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC III is to develop, construct and own assisted living facilities. Sunrise loaned LLC III $15.8 million (the "LLC Note III") to partially finance the initial development and construction of five properties. The LLC Note III to Sunrise's subsidiary is subordinated to other lenders of LLC III. The principal amount of the loan and accrued interest are due on March 11, 2005. See Note 17 Related-Party Transactions, Joint Ventures.

     In March 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC IV") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC IV is to develop, construct, and own assisted living facilities. Sunrise loaned LLC IV $6.0 million (the "LLC Note IV") to partially finance the initial development and construction of six properties. The LLC Note IV to Sunrise's subsidiary is subordinated to other lenders of LLC IV. The principal amount of the loan and accrued interest are due on the earlier of May 28, 2006 or termination of the management agreement between the parties. See Note 17 Related-Party Transactions, Joint Ventures.

     In November 1998, Sunrise agreed to make available up to approximately $3.4 million to a subsidiary of a joint venture of Sunrise in the United Kingdom under a revolving credit arrangement. Interest on advances made under the credit arrangement accrues at 12.0%. The outstanding principal and unpaid accrued interest are due November 2001. See Note 17 Related-Party Transactions, Joint Ventures.

     In connection with the sale of Sunrise's minority interest in a tenancy-in-common that owned one facility, a wholly owned subsidiary of Sunrise accepted a promissory note in the amount of $850,000 in March 1998. The promissory note accrued interest at 8.0% per annum and was due in September 1998. In October 1998, the promissory note was amended to extend the maturity date to August 1, 1999 and modify the payment terms to include a payment due in October 1998, which has been received, followed by quarterly payments of principal and interest. Under the terms of the amended promissory note, the promissory note was in default as of August 1, 1999. The promissory note was paid in full in February 2000.

     In September 1997, a wholly owned subsidiary of Sunrise loaned $1.9 million ("Beverly Hills Note") to owners of certain property on which Sunrise plans to develop an assisted living facility. The proceeds of the Beverly Hills Note were used by the owners to retire a note previously outstanding and secured by the same property. Immediately following issuance of the Beverly Hills Note, the wholly owned subsidiary of Sunrise entered into a purchase agreement with the owners to acquire this property. The entire sum of principal and unpaid accrued interest of the promissory note is due on the earliest to occur of: 270 days following the termination of the purchase and sale agreement by either the owners or the wholly owned subsidiary of Sunrise; any breach of the purchase agreement by the owners; or the closing date as defined in the purchase agreement. In April 1998, the promissory note was amended to increase the loan by $250,000 and stop accruing interest. In June 1999, the principal balance plus accrued and unpaid interest under the promissory note was paid in full.

     In November 1998, Sunrise agreed to loan up to $10.0 million to Karrington Health, Inc., a Columbus-based leading assisted living provider, under a revolving line of credit. The proceeds of the line of credit were used by Karrington for use in operations. Interest on the outstanding principal balance of the line of credit was due and payable monthly. The note was amended in March 1999 to provide for up to $6.5

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


million of additional advances and to extend the maturity to January 2000. The principal balance of the line of credit plus accrued and unpaid interest was eliminated in May 1999 in connection with the acquisition of Karrington.

     In January 1999, a facility, in which Sunrise has a controlling interest, accepted a $0.5 million promissory note ("ADG Note") from its minority owner. The ADG Note accrues interest at 10% per annum and is due annually beginning February 22, 2000. The principal balance plus accrued and unpaid interest are due on February 22, 2009.

     Management believes the net carrying cost of the notes receivable approximates market value at December 31, 1999 and 1998.

5.   INVESTMENTS

     The balances outstanding are as follows (in thousands):

                                 FACE AMOUNT
                                DECEMBER 31,
                             --------------------
        DESCRIPTION            1999      1998        INTEREST RATE    MATURITY DATE
------------------------------------------------------------------------------------------------
Bonds:
   Series A                    $5,000   $ 5,000           11%                July 1, 2025
   Series B                       750       750           11%                July 1, 2015
                                                    20% subject to
   Series C                         -       750     available cash           July 1, 2010
                             --------------------
                                5,750     6,500
Bond discount - Series C            -      (575)
                             --------------------
                                5,750     5,925
                             --------------------
                                                                         September 30, 2006 to
Mortgages                           -    22,154     9.46% - 10.00%        September 30, 2010
Mortgage premium                    -       250
                             --------------------
                                    -    22,404
                             --------------------
                               $5,750   $28,329
                             ====================

     On March 1, 1995, Sunrise purchased all of the outstanding mortgage revenue bonds used to finance a facility managed by Sunrise. The 10% Bucks County Industrial Development Authority, First Mortgage Revenue Bonds, July 1, 2019, having a face value of $12.5 million, were purchased for $5.0 million. The bonds were in financial default when purchased.

     On June 30, 1995, the bonds were restructured, at no gain or loss to Sunrise, to reduce their face amount to $5.8 million (Series A and C) and provide the facility managed by Sunrise additional funding up to $750,000 for renovations (Series B). Interest only is payable until maturity. In March 1999, the Series C bonds were paid in full.

     Subsequent to June 30, 1995, all interest payments on these bonds are current. Sunrise recognized $721,000, $957,000, and $783,000 in interest income during 1999, 1998 and 1997, respectively, on this investment. The bond discount for the Series C bonds WAS being recognized as interest income over the life of the loan commencing in 1998. Sunrise amortized $575,000 and $175,000 of the bond discount in 1999 and 1998, respectively.

     On December 2, 1998, Sunrise purchased four separate first trust mortgages, secured by Karrington properties for $22.4 million, which includes a $0.3 million premium. The premium was being amortized over the life of the mortgages. One of the mortgages matured on September 30, 2006 and the others

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


matured on September 30, 2010. In May 1999, the mortgages and premium were eliminated in connection with the acquisition of Karrington.

     Management believes the net carrying cost of the investments approximates market value at December 31, 1999 and 1998.

6.   INTANGIBLES AND OTHER ASSETS

     Intangible assets consist of the following (dollars in thousands):

                                                                        DECEMBER 31,
                                                                   ----------------------  ESTIMATED
                                                                      1999       1998     USEFUL LIFE
                                                                   -----------------------------------
          Management contracts, less accumulated amortization of
             $250                                                  $  7,138    $    --    11-20 years
          Leaseholds, less accumulated amortization of $584          26,856               18-40 years
                                                                   ----------------------
                                                                   $ 33,994    $    --
                                                                   ======================
          Costs in excess of assets acquired, less accumulated
             amortization of $474 and $48                          $ 35,412    $    327   38 years
                                                                   ======================


     Other assets consist of the following (in thousands):


                                                                         DECEMBER 31,
                                                                   ----------------------
                                                                       1999       1998
                                                                   ----------------------
          Restricted cash                                           $ 4,380     $ 3,032
          Deferred financing costs less amortization
             of $6,045 and $3,670                                     8,705       5,761
          Pre-rental costs less amortization
             of $15,896 and $11,393                                   4,707       4,297
          Other                                                         563       1,370
                                                                   ----------------------
                                                                    $18,355     $14,460
                                                                   ======================

     Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to the Sunrise's debt agreements and resident deposits.

7.   TRANSACTIONS WITH UNCONSOLIDATED ENTITIES

     Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $38.6 million and $11.8 million as of December 31, 1999 and 1998, respectively. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $1.6 million and zero in 1999 and 1998, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to development activities.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                         1999         1998
                                                                    -------------------------
         5 1/2% Convertible Subordinated Notes due 2002               $150,000      $150,000
         Syndicated revolving credit facility                          209,972       137,000
         Multi-property/participating blanket first mortgage            85,602        86,187
         Multi-property first mortgage                                  87,242           -
         Other mortgages and notes payable                             168,720        56,151
         Discount on the multi-property mortgage less
           amortization of $2,607 and $2,188                              (593)       (1,012)
                                                                    -------------------------
                                                                       700,943       428,326
              Current maturities                                       (36,103)       (1,768)
                                                                    -------------------------
                                                                      $664,840      $426,558
                                                                    =========================

     Included in long-term debt is a note due to an employee and an entity related to that employee. Interest accrued at 18% annually and principal was due June 8, 1999. The balance of the note at December 31, 1998 was $40,000. In October 1999, the principal balance plus accrued and unpaid interest under the promissory note was paid in full.

     On June 6, 1997, Sunrise issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year, beginning on December 15, 1997. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the convertible notes). The convertible notes are redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise as defined in the convertible notes. The net proceeds to Sunrise from the sale of the convertible notes, after deducting underwriting discounts and offering expenses, were approximately $145.6 million.

     A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $400.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.50%. The credit facility expires in July 2002. There were $210.0 million of advances outstanding under this credit facility as of December 31, 1999.

     The multi-property mortgage is collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes. Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001. Class B in the amount of $20.6 million bears a variable interest rate. Class B was interest only until July 1, 1997 at which time principal and interest payments were due using a 20-year amortization schedule. The interest rate applicable to the floating rate debt was reduced from LIBOR plus 5.75% to LIBOR plus 3.75% and, effective March 4, 1997 was further reduced to LIBOR plus 1.75%.

     A participation interest of $3.2 million payable in connection with the multi-property mortgage was recorded at the loan date. A corresponding amount recorded as a loan discount is being amortized over the life of the loan. Amortization of the discount of $419,000 has been included as interest expense in 1999, 1998 and 1997.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate. At December 31, 1999, $87.2 million was outstanding.

     The other mortgages and notes payable relate primarily to 30 facilities whereby outstanding balances are collateralized by the total assets of the respective facility. Payments of principal and interest are made monthly. Interest rates range from 5.6% to 10.0% with remaining maturities ranging from less than one to 34 years. These other mortgages and notes payable total $174.8 million and have total borrowings of $168.7 million as of December 31, 1999, which include $64.1 million of debt assumed through the acquisition of Karrington.

     Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million under LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise entered into another swap transaction whereby, effective during the period August 20, 1997 through April 1, 2003, outstanding advances of up to $7.0 million under LIBOR floating rate debt bear interest at a fixed LIBOR base rate of 7.14%. In November 1999, Sunrise settled the $7.0 million swap transaction. There was no gain or loss on the settlement. Sunrise recorded net interest expense for 1999, 1998 and 1997 in the amounts of $511,000, $227,000 and $17,000, respectively, for swap transactions.

     There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which: (1) require it to meet certain financial tests. For example, Sunrise's $85.6 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in management or control of Sunrise. For example, Sunrise's $400.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise; (3) restrict the ability of Sunrise's subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and (4) require that Sunrise maintain minimum occupancy levels at its facilities. For example, Sunrise's $400.0 million credit facility requires that 85% occupancy be achieved after 12 months for newly opened facilities and, following this 12-month period, be maintained at or above that level.

     Principal maturities of long-term debt as of December 31, 1999, are as follows (in thousands):

                                        2000             $36,103
                                        2001             109,431
                                        2002             408,311
                                        2003              20,606
                                        2004              16,672
                                        Thereafter       109,820
                                                     -------------
                                                        $700,943
                                                     =============

     Interest paid totaled $35.7 million, $23.8 million and $16.9 million in 1999, 1998 and 1997, respectively. Interest capitalized was $6.3 million, $4.2 million and $7.0 million in 1999, 1998 and 1997, respectively.

     As of December 31, 1999, Sunrise has $11.6 million in unused letters of credit that have been pledged for the benefit of certain lending institutions and municipalities. The letters of credit expire within four years.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     In May 1996, Sunrise issued to one of its lenders warrants to purchase a total of 50,000 shares of common stock. The per share exercise price of the warrants was $17.00. The warrants were exercised in March 1998.

     On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax free, stock-for-stock transaction in which it issued 2.3 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.1 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.5 million.

     Effective March 2000, Sunrise's Board of Directors authorized Sunrise to repurchase outstanding shares of Sunrise common stock up to an aggregate purchase price of $30.0 million. Sunrise expects to fund the stock repurchases from available funds. Under the stock repurchase program, Sunrise is authorized to repurchase Company common stock in the open market or in privately negotiated transactions from time to time over the next 12 months, subject to market conditions, applicable legal requirements and other factors. The stock repurchase program does not obligate Sunrise to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.

10.  STOCK OPTION PLANS

    Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 1999, these plans provided for the grant of options to purchase up to 6,324,910 shares of common stock. In February 2000, an additional 500,000 shares of common stock were allocated for the granting of options to employees. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted. Sunrise also had a stock option agreement with one of its senior executives. The agreement, as amended, was effective as of January 4, 1995 and covered 450,000 shares of common stock that were reserved for issuance at an exercise price of $8.00. As of December 31, 1999, all options were exercised.

     In September 1998, Sunrise canceled 1.6 million options granted to employees at exercise prices greater than $29.00 and granted an equal number of options with an exercise price of $25.00. In connection with the new grants certain vesting periods of the executive officers were extended.

     On April 25, 1996, the Board of Directors adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors' Plan. In March 2000, the Directors' Plan was terminated. An aggregate of 75,000 shares of common stock are reserved for issuance under existing option agreements. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors' Plan vested immediately. All options granted under the Directors' Plan are non-incentive stock options. As of December 31, 1999, 75,000 options were granted.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     A summary of Sunrise's stock option activity, and related information for the years ended December 31 are presented below:

                                            1999                       1998                      1997
                                 --------------------------------------------------------------------------------
                                                                          WEIGHTED-
                                  SHARES    WEIGHTED-AVERAGE  SHARES       AVERAGE      SHARES   WEIGHTED-AVERAGE
OPTIONS                            (000)    EXERCISE PRICE     (000)      EXERCISE       (000)    EXERCISE PRICE
                                                                           PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year       4,170         24.93         3,156      $  22.76      2,557       $  17.79
Granted                             1,712         23.02         3,417         32.81      1,384          27.84
Exercised                            (213)        17.24          (384)        16.39       (498)         11.16
Canceled                             (419)        30.39        (2,019)        36.51       (287)         23.29
                                 ----------                  ----------                ---------
Outstanding-end of year             5,250         23.28         4,170         24.93      3,156          22.76
                                 ==========                  ==========                =========

Options exercisable at year-end     1,853                       1,055                      667
Weighted-average fair value of
  options granted during the
  year                              $16.46                     $16.80                   $14.65

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ------------------------------------------------------    --------------------------------
                          NUMBER        WEIGHTED-AVERAGE                            NUMBER
RANGE OF                OUTSTANDING         REMAINING       WEIGHTED-AVERAGE     EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES            (000)        CONTRACTUAL LIFE    EXERCISE PRICE          (000)       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------
$ 3.00  - $ 8.00              157              5.7            $    4.94                157         $   4.94
  8.01  -  20.00            1,042              8.8                14.06                290            16.61
 20.01  -  25.63            2,837              7.6                24.96              1,230            25.02
 25.64  -  44.56            1,214              8.9                33.68                176            38.36
                      ----------------                                          --------------
                            5,250                                                    1,853
                      ================                                          ==============

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 4.4% to 6.5%; dividend yield of 0%; expected lives of 7 to 10 years; and volatility of 36.8% to 57.38%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Sunrise's pro forma information follows (in thousands, except per share data):

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                              1999         1998         1997
                                                         --------------------------------------
            Net income (loss):
                As reported                                 $20,213       $22,312      $ 4,001
                Pro forma                                    $7,882       $13,368      $(4,019)
            Diluted net income (loss) per share:
                As reported                                   $0.94         $1.11      $  0.20
                Pro forma                                     $0.37         $0.67      $ (0.21)


11.  STOCKHOLDER RIGHTS AGREEMENT

     The Board of Directors adopted a Stockholders Rights Agreement ("Rights Agreement") effective April 25, 1996, as amended. All shares of common stock issued by Sunrise between the date of adoption of the Rights Agreement and the Distribution Date (as defined below) have rights attached to them. The rights expire ten years after adoption of the Rights Agreement. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock at a price of $85.00 (the "Purchase Price"). Until a right is exercised, the holder thereof will have no rights as a stockholder of Sunrise.

     The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a "Distribution Date") upon the earlier to occur of (1) ten days following a public announcement that a person or group (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. However, neither Paul J. Klaassen nor Teresa M. Klaassen (nor their affiliates, associates and estates), each of whom, as of the date of adoption of the Rights Agreement, beneficially owned in excess of 20% of the outstanding shares of common stock, will be deemed an "Acquiring Person," unless they acquire an additional 2% of the common stock which was outstanding at the time of completion of Sunrise's initial public offering.

     In general, if a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, each holder of a right may exercise the right by purchasing common stock having a value equal to two times the Purchase Price. If at any time following the Stock Acquisition Date (1) Sunrise is acquired in a merger or other business combination transaction in which it is not the surviving corporation (other than a merger which follows an offer described in the preceding paragraph), or (2) 50% or more of Sunrise's assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors of Sunrise generally may redeem the rights at a price of $.005 per right at any time until ten days after an Acquiring Person has been identified as such.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  NET INCOME PER COMMON SHARE

     The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, expect per share amounts):

                                                                  YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                            1999             1998             1997
                                                     ---------------------------------------------------
     Numerator:
        Net income                                          $ 20,213          $ 22,312         $  4,001
                                                     ===================================================
     Denominator:
        Denominator for basic net income per
          common share-weighted average shares                21,045            19,288           18,722
        Effect of dilutive securities:
          Employee stock options and warrants                    544               744            1,161
                                                     ---------------------------------------------------
          Denominator for diluted net income per
            common share-weighted average shares
            plus assumed conversions                          21,589            20,032           19,883
                                                     ===================================================
     Basic net income per common share                      $   0.96          $   1.16         $   0.21
                                                     ===================================================
     Diluted net income per common share                    $   0.94          $   1.11         $   0.20
                                                     ===================================================


     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

13.  ACQUISITIONS AND DISPOSITIONS

     In March 1998, Sunrise sold its minority interest in a tenancy-in-common that owned one facility resulting in a $0.5 million realized gain.

     In September 1998, Sunrise completed the sale of two facilities for an aggregate sales price of $29.3 million in cash. Sunrise will realize up to a $6.4 million gain from the transaction over a maximum of 15 quarters. Sunrise recognized a gain of $1.9 million and $1.5 million on the sale in 1999 and 1998, respectively. The remaining gain was deferred, the recognition of which is contingent upon future events. For tax purposes, the transaction is treated as a tax-free exchange. Sunrise operates the two facilities under long-term operating agreements.

     In June 1999, Sunrise completed the sale of two other facilities for an aggregate sales price of $27.9 million in cash. Sunrise will realize up to an $11.3 million gain from the transaction over three quarters. Sunrise recognized a gain of $5.1 million on the sale in 1999. The remaining gain was deferred, the recognition of which is contingent upon future events. For tax purposes, the transaction is treated as a tax-free exchange. Sunrise operates the two facilities under long-term operating agreements.

     On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued 2.3 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The total transaction was valued at $85.1 million, including merger and stock issuance costs of $8.4 million and the fair value of assumed employee stock options of $1.5 million. Karrington operates assisted living facilities providing services to the elderly.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington for the period from May 14, 1999 (excluding assets held for sale) are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. Based on the preliminary allocation of the purchase price, the excess purchase price over the estimated fair value of the net assets acquired was $35.1 million. Sunrise acquired cash of $2.4 million in the Karrington acquisition, which is included in the statement of cash flows. The remainder of the Karrington transaction was a non-cash transaction for the statement of cash flows.

     Sunrise recorded non-recurring charges of $5.1 million during 1999, of which $4.4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $0.7 million related to the termination of a property acquisition agreement. Of the $5.1 million non-recurring charges, $3.8 million were non-cash transactions.

     The following unaudited pro forma information presents the results of operations of Sunrise for the years ended December 31, 1999 and 1998, respectively, as if the acquisition of Karrington had taken place as of January 1, 1998. This pro forma information excludes the results of operations of the assets held for sale. See Note 14 Assets Held For Sale (in thousands, except per share data).

                                                       1999                 1998
                                                   --------------      ---------------
          Revenue                                      $ 268,074            $ 195,450
          Net income                                      13,101                9,642
          Basic earnings per share                          0.60                 0.45
          Diluted earnings per share                        0.58                 0.43

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

14.  ASSETS HELD FOR SALE

     Sunrise intends to sell 16 operating properties, four zoned development sites and one non-operating property acquired from Karrington within 12 months following the merger. Sunrise believes that these properties do not fit with its strategy. Specifically, Sunrise believes such properties are not located within its target markets, cannot be repositioned easily as Sunrise facilities and would not be able to achieve benefits of regional clustering. Consequently, these assets are presented on the balance sheet as assets held for sale at their estimated fair values less estimated costs to sell and operating losses before sale. The operating results of these assets are not reflected in Sunrise's consolidated operating results. As of December 31, 1999, Sunrise has sold one development site that was acquired from Karrington and was originally classified as held for sale.

     Due to market conditions in the areas where the assets held for sale are located, Sunrise elected in December 1999 to adjust downward the value assigned to certain of these assets which resulted in an adjustment to the original purchase price allocation of the Karrington acquisition. As a result of the adjustment, the carrying value of assets held for sale decreased by $14.1 million from Sunrise's original estimated assigned fair value. The valuation adjustments are reflected as a change in goodwill and the deferred tax accounts that are associated with the Karrington acquisition.

     The operating results of the properties since completion of the merger on May 14, 1999 through December 31, 1999 are as follows (in thousands):

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Revenue                                  $    8,552
          Operating expenses                            7,697
          Interest expense                              2,643
                                                  ------------
          Net loss                                 $   (1,788)
                                                  ============

15.  COMMITMENTS

     Sunrise leases its corporate offices, regional offices, development offices and warehouse space under various leases. During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease commenced upon completion of the building in July 1999 and expires in July 2011. The lease has an initial annual base rent of $1.2 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule. In September 1999, Sunrise amended another corporate lease to increase the amount of leased premises and extend the maturity date to October 2004. The initial annual lease payments amount to $462,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The warehouse lease has a term of seven years and expires in May 2004. The initial annual base rent payments amount to $148,000, subject to annual increases of 3%. Also required are an amortization rent of $88,000 and a portion of operating expenses. Various other leases expire between 2001 and 2003.

     Sunrise has also entered into operating leases for five facilities. Two facilities commenced operations during 1997, two facilities commenced operations in 1998, and the other facility commenced operations in 1999. In May 1999 in connection with the acquisition of Karrington, Sunrise assumed six operating leases for six assisted living properties and a ground lease. The operating lease terms vary from 15-20 years, with two ten-year extension options. Sunrise also has four other ground leases related to two facilities in operation and two facilities under construction. Lease terms range from 30 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

     In December 1998, a subsidiary of Sunrise entered into a three-year operating lease for six assisted living facilities. Sunrise has guaranteed the payment of all obligations of its subsidiary under the lease. There are no extension options, however Sunrise has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If the company exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, Sunrise is entitled to the excess. However, if the proceeds from the sale are less than the obligation under the lease, Sunrise is obligated to fund the difference. Sunrise is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires Sunrise to maintain certain coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May 1999.

     Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 1999 are as follows (in thousands):

                                       2000                   $15,095
                                       2001                    55,565
                                       2002                    11,013
                                       2003                    10,850
                                       2004                    10,618
                                       Thereafter             144,365
                                                           --------------
                                                             $247,506
                                                           ==============

     Sunrise has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $67.5 million. Sunrise is pursing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. On May 14, 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Accordingly, the book basis of a majority of the property and equipment acquired from Karrington exceeds its respective tax basis. A net deferred tax liability of approximately $35.5 million was recorded at the time of purchase to account for the Karrington acquisition.

     The primary components of Sunrise's net deferred tax asset are as follows (in thousands):

                                                             DECEMBER 31,
                                                       -----------------------
                                                          1999        1998
                                                       -----------------------
                      Deferred tax assets:
                        Property and equipment         $       -     $ 2,116
                        Operating loss carryforward       18,386       7,776
                        Accrued expenses                   3,525       1,719
                        Other                              2,001       1,280
                                                       -----------------------
                      Total gross deferred tax assets     23,912      12,891
                      Less valuation allowance                 -      (8,569)
                                                       -----------------------
                      Net deferred tax assets             23,228       4,322
                                                       -----------------------
                      Deferred tax liabilities:
                        Property and equipment         $ (37,177)    $     -
                        Other                               (642)       (344)
                                                       -----------------------
                      Deferred tax liabilities           (37,819)       (344)
                                                       -----------------------
                      Net deferred tax amount          $ (13,907)    $ 3,978
                                                       =======================

     At December 31, 1999, Sunrise had net operating loss carryforwards available to offset future taxable income of approximately $43.7 million, which expire from 2010 through 2019. This amount includes approximately $22.8 million of net operating loss carryforwards acquired from Karrington, which are subject to certain limitation on utilization. At December 31, 1999, Sunrise had alternative minimum tax credits of approximately $479,000 available to offset future federal tax liabilities. These tax credits do not expire.

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforward prior to expiration. Therefore, the valuation allowance at December 31, 1998 of $8.6 million was released in 1999, of which $6.0 million was credited directly to equity as it related to the tax benefit of non-qualified stock options.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Significant components of the provision for income taxes are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                       1999            1998            1997
                                                  ------------------------------------------------
Current:
     Federal                                        $  4,738        $  3,521      $        -
     State                                             1,160             457               -
                                                  ------------------------------------------------
  Total current                                        5,898           3,978               -
Deferred:
     Federal                                           4,507           3,891          (2,553)
     State                                                (8)          1,897            (545)
     (Decrease) increase in valuation allowance       (2,569)         (9,766)          3,098
                                                  ------------------------------------------------
  Total deferred                                       1,930          (3,978)              -
                                                  ------------------------------------------------
  Total tax expense                                 $  7,828       $        -     $        -
                                                  ================================================

     In 1999, 1998 and 1997, Sunrise paid income taxes of $1.8 million, $0.9 million and $0.1 million, respectively. Current taxes payable for 1999 and 1998 have been reduced by approximately $1.9 million and $3.6 million, respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                           1999          1998           1997
                                                       -------------------------------------------
             Statutory rate                                  35%           35%            34%
             State taxes, net                                 7             6              7
             Tax exempt interest                             (3)           (4)            (7)
             Stock options                                    -             -            (96)
             Other                                           (2)            7              5
             Valuation allowance                             (9)          (44)            57
                                                       -------------------------------------------
                                                             28%            0%             0%
                                                       ===========================================


17.  RELATED-PARTY TRANSACTIONS

SUNRISE ASSISTED LIVING FOUNDATION

     Paul and Teresa Klaassen, Sunrise's founders, operate two schools, including day care centers, through a not-for-profit organization, Sunrise Assisted Living Foundation, Inc. ("SALF"). SALF reimbursed Sunrise monthly for use of office facilities and support services in the amounts of $84,000 in 1999, $84,000 in 1998 and $68,000 in 1997. Such amounts are included in operating revenue.

     During 1999, a subsidiary of SALF provided certain health care services to residents of Sunrise facilities located in Illinois. The SALF subsidiary entered into various administrative, accounting and collection service agreements with Sunrise affiliates. The service agreements allow for reimbursement of costs of service plus a management fee. During 1999, Sunrise recognized $49,000 in management fees. As of December 31, 1999, Sunrise owed SALF $0.4 million under such service agreements.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


GROUND LEASE

     Sunrise has a 99 year ground lease with one of Sunrise's founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under this lease was $262,000 for each of the years ended December 31, 1999, 1998 and 1997. Sunrise subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by Sunrise under the ground lease. Sublease rental income was $131,000 for each of the years ended December 31, 1999, 1998 and 1997. Lease expense is recorded net of the sublease income.

JOINT VENTURES

     Sunrise has entered into unconsolidated joint venture arrangements with a third party that is providing up to $70.8 million of the equity capital to develop up to 37 projects in the United States, United Kingdom and Canada. A director of Sunrise is a managing director in the third party that is providing the equity capital and a former director of Sunrise is a general partner in the third party. The joint ventures have acquired or assumed purchase contracts for 24 properties, 15 in the United States, two in the United Kingdom and seven in Canada, on which the joint ventures intend to develop assisted living facilities. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $4.3 million of equity capital in the joint ventures. Sunrise recognized development fees from these joint ventures of $12.7 million and $0.7 million, respectively, in 1999 and 1998. As of December 31, 1999 and 1998, the third party had provided approximately $22.5 million and $5.1 million, respectively, and Sunrise has provided $2.0 million and $0.4 million, respectively, of equity capital to the joint ventures.

18.  PROFIT-SHARING PLAN

     Sunrise has a profit-sharing plan (the "Plan") under Internal Revenue Code
Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. The Plan contains three elements -- employee salary contributions, discretionary matching employer contributions and special discretionary employer contributions. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 16%. Prior to April 1, 1997, the Plan provided that the employer contribute $0.25 for every dollar the employee contributes, up to 7% of the employee's annual compensation. In April 1997, Sunrise amended the regular matching contributions to discretionary matching contributions. Matching contributions made by Sunrise totaled $278,000, $177,000 and $121,000 during 1999, 1998 and 1997, respectively. No special discretionary employer contributions were made during these periods.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Sunrise could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts. The fair values of the notes receivable and investments are discussed in Notes 4 and 5.

                         SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Cash equivalents, accounts receivable, accounts payable and accrued expenses, marketable securities, investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

     Fixed rate debt with an aggregate carrying value of $369.3 million, excluding a $0.6 million loan discount, has an estimated aggregate fair value of $337.0 million at December 31, 1999. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of Sunrise's variable rate debt is estimated to be approximately equal to its carrying value of $332.2 million at December 31, 1999. The interest rate swap related to floating rate debt (see Note 8) has an estimated fair value of $0.3 million at December 31, 1999.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999 and current estimates of fair value may differ from the amounts presented herein.

20.  INFORMATION ABOUT SUNRISE'S SEGMENTS

     Sunrise primarily derives income from two types of services: (1) resident services and (2) management services. Resident services include fees for services provided to residents. The types of products and services include assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility (Basic Care); additional specialized care and services to residents with certain low acuity medical needs (Plus Care); and specialized services for residents with Alzheimer's disease or other forms of dementia (Reminiscence Care).

     Management services include fees from long-term management contracts and development contracts for facilities owned by unconsolidated joint ventures and other third party owners and for facilities owned and consolidated by Sunrise.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Segment information is as follows (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                             1999       1998        1997
                                                                           ---------------------------------
Operating Revenue:
   Resident services                                                        $217,397    $151,878    $85,644
   Management services                                                        43,242      24,686      8,778
   Other                                                                       7,017       2,036          -
   Elimination of intersegment revenue                                       (12,437)     (7,888)    (4,538)
                                                                          ----------------------------------
     Total consolidated operating revenue                                    255,219     170,712     89,884
                                                                          ----------------------------------
Operating Expenses:
   Resident services                                                         143,034      96,722     57,824
   Management services                                                        29,095      13,746     11,814
   Elimination of intersegment expenses                                      (11,979)     (7,888)    (4,538)
                                                                          ----------------------------------
     Total consolidated operating expenses                                   160,150     102,580     65,100
                                                                          ----------------------------------
     Segment operating income                                                 95,069      68,132     24,784

Reconciliation to net income:
   Facility pre-rental                                                         3,248       3,194      3,126
   General and administrative                                                  1,995       2,078      1,100
   Depreciation and amortization                                              25,448      21,650     10,592
   Facility lease                                                              7,903       3,014      1,532
   Non-recurring charges                                                       5,069           -          -
                                                                          -------------  -------------------
     Income from operations                                                   51,406      38,196      8,434
   Interest expense, net                                                     (21,750)    (15,430)    (4,613)
   Equity in earnings (losses) of unconsolidated assisted living
     facilities                                                               (1,239)         54         88
   Minority interests                                                           (376)       (508)        92
   Provision for income taxes                                                 (7,828)          -          -
                                                                          ----------------------------------

     Total consolidated net income                                           $20,213    $ 22,312    $ 4,001
                                                                          ==================================

                                                                                 AS OF DECEMBER 31,
Assets:                                                                         1999            1998
-------                                                                    --------------------------------
Facilities                                                                      $780,412         503,265
Corporate                                                                        323,039         180,146
                                                                           --------------------------------
Total consolidated assets                                                      1,103,451       $ 683,411
                                                                           ================================

     Other revenues for the year ended December 31, 1999 consist of realized gains on the sale of assisted living facilities (see Note 13 for further discussion).

     Management services revenue from operations in England were $0.8 million and $0.7 million for 1999 and 1998, respectively. Management services revenue from operations in Canada were $1.2 million for 1999. The remaining revenues and all long-lived assets are domestic.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


21.  QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

                                     1st Quarter       2nd Quarter      3rd Quarter    4th Quarter
                                   -----------------------------------------------------------------
1999
----
Operating revenue                      $ 51,378         $  61,524          $ 68,133      $ 74,184
Net income                             $  7,226         $   5,416          $  3,711      $  3,860
Diluted net income per
  common share                         $   0.35         $    0.25          $   0.17      $   0.18

1998
----
Operating revenue                      $ 34,912         $  40,454          $ 46,152      $ 49,194
Net income                             $  3,623         $   4,586          $  6,686      $  7,417
Diluted net income per
  common share                         $   0.18         $    0.23          $   0.33      $   0.36

The sum of diluted net income per common share for the four quarters in 1999 and 1998 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise's common stock during the year.