Form 10-Q
period 2000-03-31
SUNRISE ASSISTED LIVING INC
filed 2000-05-15
CIK 1011064

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Period Ended March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition Period From _____________ to _____________

COMMISSION FILE NUMBER:  0-20765


                          SUNRISE ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     54-1746596
(State or other jurisdiction of                   (I.R.S.Employer
incorporation of organization)                    Identification No.)

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

                 Yes        X                       No  _____
                         --------

As of May 3, 2000, there were 21,689,326 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000


                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2000 and
        December 31, 1999                                                     3

        Consolidated Statements of Income for the three
        months ended March 31, 2000 and 1999                                  4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2000 and 1999                                  5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   13

Item 3. Quantitative and Qualitative Disclosure About Market Risk             26

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      27

Signatures                                                                    29

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        March 31,      December 31,
                                                                           2000            1999
                                                                      --------------  -------------
                                                                       (Unaudited)
ASSETS
   Current Assets:
     Cash and cash equivalents                                        $    55,931     $     53,540
     Accounts receivable, net                                              13,923           15,441
     Notes receivable                                                       3,254            1,051
     Deferred income taxes                                                  5,604            8,221
     Assets held for sale                                                  34,377           33,724
     Prepaid expenses and other current assets                             55,576           54,568
                                                                      -----------      -----------
          Total current assets                                            168,665          166,545
   Property and equipment, net                                            819,735          763,306
   Notes receivable                                                        60,986           59,654
   Management contracts and leaseholds, net                                24,998           33,994
   Costs in excess of assets acquired, net                                 35,511           35,412
   Investments in unconsolidated assisted living facilities, net           20,121           20,435
   Investments                                                              5,750            5,750
   Other assets                                                            21,428           18,355
                                                                      -----------      -----------
          Total assets                                                $ 1,157,194     $  1,103,451
                                                                      ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                                 $     4,769     $      4,114
     Accrued expenses and other current liabilities                        27,188           23,373
     Deferred revenue                                                       1,461            7,475
     Current maturities of long-term debt                                  32,620           36,103
                                                                      -----------      -----------
          Total current liabilities                                        66,038           71,065
   Long-term debt, less current maturities                                720,716          664,840
   Investments in unconsolidated assisted living facilities                 2,649            2,561
   Deferred income taxes                                                   22,128           22,128
   Other long-term liabilities                                              4,059            3,985
                                                                      -----------      -----------
           Total liabilities                                              815,590          764,579
   Minority interests                                                       3,787            3,748
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                         -                -
   Common stock, $0.01 par value, 60,000,000 shares authorized,
       21,829,326 and 21,938,742 shares issued and outstanding
       in 2000 and 1999                                                       218              219
   Additional paid-in capital                                             302,614          304,014
   Retained earnings                                                       34,985           30,891
                                                                      -----------      -----------
          Total stockholders' equity                                      337,817          335,124
                                                                      -----------      -----------
          Total liabilities and stockholders' equity                  $ 1,157,194     $  1,103,451
                                                                      ===========     ============


   Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                              Three months ended
                                                                   March 31,
                                                         -----------------------------
                                                             2000           1999
                                                         -------------  --------------
                                                           (Unaudited)   (Unaudited)
Operating revenue:
   Resident fees                                        $     64,545     $    44,318
   Management and contract services                            6,202           6,093
   Income from property sales                                  6,055             967
                                                         -----------      ----------
     Total operating revenue                                  76,802          51,378
                                                         -----------      ----------

Operating expenses:
   Facility operating                                         40,173          25,406
   Management and contract services                            2,248           1,028
   Facility development and pre-rental                         2,121           1,067
   General and administrative                                  6,463           3,651
   Depreciation and amortization                               7,405           5,840
   Facility lease                                              2,794             684
                                                         -----------      ----------
     Total operating expenses                                 61,204          37,676
                                                         -----------      ----------

Income from operations                                        15,598          13,702

Interest income (expense):
   Interest income                                             3,081           2,586
   Interest expense                                          (11,162)         (6,706)
                                                         -----------      ----------
     Total interest expense                                   (8,081)         (4,120)

Equity in losses of unconsolidated assisted
   living facilities                                            (695)             (6)
Minority interests                                              (111)           (191)
                                                         -----------      ----------
Income before income taxes                                     6,711           9,385
Provision for income taxes                                    (2,617)         (2,159)
                                                         -----------      ----------
Net income                                               $     4,094      $    7,226
                                                         ===========      ==========





Net income per common share:

     Basic                                               $      0.19      $     0.37
                                                         ===========      ==========

     Diluted                                             $      0.19      $     0.35
                                                         ===========      ==========



                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                             --------------------------
                                                                                2000          1999
                                                                             ------------  ------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                                     $   4,094     $   7,226
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of interests                                                         -           (70)
     Equity in losses of unconsolidated assisted living facilities                   695             6
     Minority interests                                                              111           191
     Provision for bad debts                                                         380           191
     Provision for deferred income taxes                                           2,617         1,410
     Depreciation and amortization                                                 7,405         5,840
     Amortization of discount on investments                                           -          (575)
     Amortization of premium on investments                                            -             6
     Amortization of financing costs and discount on long-term debt                  920           535
     Changes in operating assets and liabilities:
       (Increase) decrease:
         Accounts receivable                                                       1,138         3,957
         Prepaid expenses and other current assets                                 3,573        (1,526)
         Other assets                                                             (2,841)       (2,035)
         Assets held for sale                                                        (55)            -
       Increase (decrease):
         Accounts payable and accrued expenses                                     4,483            66
         Deferred revenue                                                         (6,014)         (732)
         Other liabilities                                                            88          (126)
                                                                               ---------     ---------
   Net cash provided by operating activities                                      16,594        14,364
                                                                               ---------     ---------

INVESTING ACTIVITIES
Proceeds from sale of properties                                                     428              -
Acquisition of interests in facilities                                            (1,098)             -
Investment in property and equipment                                             (54,700)      (51,533)
Increase in investment and notes receivable                                      (30,716)      (18,190)
Proceeds from investments and notes receivable                                    23,985         5,133
Increase in restricted cash and cash equivalents                                    (785)         (231)
Contributions to investments in unconsolidated
   assisted living facilities                                                       (657)         (145)
Distributions from investments in unconsolidated
   assisted living facilities                                                          3            19
                                                                               ---------     ---------
   Net cash used in investing activities                                         (63,540)      (64,947)
                                                                               ---------     ---------

FINANCING ACTIVITIES
Net proceeds from exercised options                                                    2         1,923
Additional borrowings under long-term debt                                       112,661        33,061
Repayment of long-term debt                                                      (60,400)         (456)
Financing costs paid                                                              (1,523)         (253)
Capital contribution from minority interest                                            -         1,000
Repurchase of stock                                                               (1,403)            -
   Net cash provided by financing activities                                      49,337        35,275
                                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents                               2,391       (15,308)
Cash and cash equivalents at beginning of period                                  53,540        54,197
                                                                               ---------     ---------
Cash and cash equivalents at end of period                                     $  55,931     $  38,889
                                                                               =========     =========






                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2000 and 1999 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in Sunrise's 1999 Annual Report to Shareholders. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     Certain 1999 balances have been reclassified to conform with the 2000 presentation.

2.  LONG-TERM DEBT

     Long-term debt was $753.3 million at March 31, 2000 compared to $700.9 million at December 31, 1999.

     A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. The credit facility expires in July 2002. There were $193.4 million of advances outstanding under this credit facility as of March 31, 2000.

     A subsidiary has a revolving credit facility totaling $19.7 million. The repayment of the amounts outstanding under this credit facility is also guaranteed by Sunrise. The credit facility is secured by real property and first liens on other assets. Advances under this facility totaled $16.3 million as of March 31, 2000 and bear interest at LIBOR plus 1.95%.

     On June 6, 1997, Sunrise issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. The conversion price is $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the Notes). The convertible notes are redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise.

     Sunrise has an $85.5 million, excluding a $0.5 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.5 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

     In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At March 31, 2000, $86.9 million was outstanding.

     On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. There were $75.0 million of advances outstanding under this line as of March 31, 2000.

     As of March 31, 2000, Sunrise has various other debt outstanding totaling approximately $146.2 million with interest rates ranging from 4.2% to 10.0%.

     Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%.

3.  STOCK OPTION PLANS

     Sunrise has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors for a fixed number of shares with an exercise price equal to the fair market value of the shares at the date of grant. Sunrise accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and accordingly recognizes no compensation expense for the stock option grants.

     A summary of Sunrise's stock option activity and related information as of March 31, 2000, is presented below:



                                                                             Weighted-
                                                                              Average
                                                     Shares                  Exercise
     Options                                         (000)                     Price
     -------                                    -----------------------------------------
     Outstanding - January 1, 2000                        5,250               $23.28
     Granted                                                892                12.38
     Exercised                                               (1)                3.00
     Canceled                                              (265)               25.81
                                                ---------------
     Outstanding - March 31, 2000                         5,876                22.39
                                                ===============

     Exercisable - March 31, 2000                         2,076
                                                ===============


     The following table summarizes information about stock options outstanding at March 31, 2000:


                                  Options Outstanding                Options Exercisable
                      -----------------------------------------------------------------------
                                      Weighted-       Weighted-                  Weighted-
                         Number        Average         Average       Number       Average
Range of              Outstanding     Remaining       Exercise     Exercisable    Exercise
Exercise Prices          (000)     Contractual Life     Price         (000)        Price
---------------------------------------------------------------------------------------------
$   3.00 -  8.00               156       4.9           $   4.95           156      $  4.95

    8.01 - 20.00             1,893       9.1              13.28           336        15.95

   20.01 - 25.63             2,710       7.3              24.96         1,327        25.02

   25.64 - 44.56             1,117       8.7              34.05           257        37.94
                       -----------                                   --------
                             5,876                                      2,076
                       ===========                                   ========


4.  COMMITMENTS

     Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $70.1 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

5.  NET INCOME PER COMMON SHARE

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ---------------------------
                                                                2000           1999
                                                             ---------------------------
Numerator for basic and diluted net income
   per share                                                  $  4,094       $  7,226
                                                              ========       ========
Denominator:
   Denominator for basic net income per
     common share-weighted average shares                       21,937         19,491
   Effect of dilutive securities:
     Employee stock options                                        119          1,052
                                                              --------       --------
Denominator for diluted net income per common
   share-weighted average shares plus assumed
   conversions                                                  22,056         20,543
                                                              --------       --------

Basic net income per common share                             $   0.19       $   0.37
                                                              ========       ========

Diluted net income per common share                           $   0.19       $   0.35
                                                              ========       ========


     Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.



6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $40.1 million and $38.6 million as of March 31, 2000 and December 31, 1999, respectively, which relate primarily to development activities.

7.  ACQUISITIONS

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington for the period from May 14, 1999 (excluding assets held for sale) are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. Based on the preliminary allocation of the purchase price, the excess purchase price over the estimated fair value of the net assets acquired was $35.5 million. Sunrise acquired cash of $2.4 million in the Karrington acquisition, which is included in the statement of cash flows. The remainder of the Karrington transaction was a non-cash transaction for the statement of cash flows.

     The following unaudited pro forma information presents the results of operations of Sunrise for the three-month period ended March 31, 1999 as if the acquisition of Karrington had taken place as of January 1, 1999. This pro forma information excludes the results of operations of the assets held for sale. See
 Note 9. Assets Held For Sale (in thousands, except per share).

                                                1999
                                           ---------------
           Revenue                             $59,437
           Net income                              328
           Basic earnings per share               0.02
           Diluted earnings per share             0.01


     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

8.   INFORMATION ABOUT SUNRISE'S SEGMENTS

     In the first quarter of 2000, Sunrise reorganized and began reporting the results of its three operating divisions - Sunrise Management Services, Sunrise Properties and Sunrise Ventures. Sunrise Assisted Living, Inc. continues as the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales. Sunrise Ventures is a new division that is responsible for the development of new business opportunities in senior care and services.

Segment information is as follows (in thousands):

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      2000         1999
                                                                                   -------------------------
  Operating Revenue:
     Sunrise Management Services                                                       $51,186     $33,376
     Sunrise Properties                                                                 71,812      47,453
     Elimination of intersegment revenue                                               (46,196)    (29,451)
                                                                                   -------------------------
       Total consolidated operating revenue                                             76,802      51,378
                                                                                   -------------------------
  Operating Expenses:
     Sunrise Management services                                                        46,891       29,051
     Sunrise Properties                                                                 58,495       37,328
     Sunrise Ventures                                                                      152           27
     Elimination of intersegment expenses                                              (46,196)     (29,451)
                                                                                   -------------------------
       Total consolidated operating expenses                                            59,342       36,955
                                                                                   -------------------------
       Segment operating income                                                         17,460       14,423

  Reconciliation to net income:
     Corporate operating expenses                                                        1,862          721
                                                                                   -------------------------
       Income from operations                                                           15,598       13,702
     Interest expense, net                                                              (8,081)      (4,120)
     Equity in losses of unconsolidated assisted living facilities                        (695)          (6)
     Minority interests                                                                   (111)        (191)
     Provision for income taxes                                                         (2,617)      (2,159)
                                                                                   -------------------------

       Total consolidated net income                                                  $  4,094     $  7,226
                                                                                   =========================

    Management and contract services revenue from operations in England was $0.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. Management and contract services revenue from operations in Canada was $0.2 million for the three months ended March 31, 1999. The remaining revenues and all long-lived assets are domestic.

9.  ASSETS HELD FOR SALE

    Sunrise intends to sell the remaining 16 operating properties and four zoned development sites acquired from Karrington Health, Inc. Sunrise believes that these properties do not fit with its strategy because these properties are not located within its target markets, cannot be repositioned easily as Sunrise facilities and would not be able to achieve benefits of regional clustering. Consequently, these assets are presented on the balance sheet as assets held for sale at their estimated fair values less estimated costs to sell. The operating results of these assets are not reflected in Sunrise's consolidated operating results. During the first quarter of 2000, Sunrise entered into a definitive purchase and sale agreement for two of the operating assets. Sunrise anticipates completing the sale of substantially all of the assets held for sale by the third quarter of 2000.

     The operating results of these properties for the three-months ended March 31, 2000 are as follows:

      Revenue                                                      $ 3,695
      Operating expenses                                             3,063
      Interest expense                                                 989
                                                              -----------------
      Net loss                                                     $  (357)
                                                              =================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate the Karrington properties profitably, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 1999 Annual Report on Form 10-K. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.


OVERVIEW

     Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 152 facilities in 23 states with a capacity of over 12,000 residents, including 121 facilities owned by Sunrise or in which it has ownership interests, 16 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 15 facilities managed for third parties.

     In the first quarter of 2000, Sunrise reorganized and began reporting the results of its three operating divisions--Sunrise Management Services, Sunrise Properties and Sunrise Ventures. Sunrise Assisted Living, Inc. continues as the parent company of each division. It develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales. Sunrise Ventures is a new division that is responsible for the development of new business opportunities in senior care and services.
Sunrise's management believes that Sunrise's divisional reorganization will help Sunrise to manage growth more efficiently and pursue new business opportunities, while allowing Sunrise to better serve its residents and its growing number of third-party property owners.

RESULTS OF OPERATIONS

     CONSOLIDATED

     Sunrise has continued to experience growth in operations over the 12 months ended March 31, 2000. During this period, Sunrise began operating an additional 66 facilities in which it has an ownership interest (including facilities held for sale following the acquisition of Karrington) and managing an additional four facilities for independent third parties. As a result, operating revenue increased to $76.8 million for the three months ended March 31, 2000 from $51.4 million for the three months ended March 31, 1999. Net income decreased by $3.1 million to $4.1 million for the three months ended March 31, 2000, or $0.19 per share (diluted), from $7.2 million for the three months ended March 31, 1999, or $0.35 per share (diluted). The decrease in net income between the two periods was primarily due to $4.2 million in pre-tax start-up losses recognized in the first quarter 2000 for the 22 communities opened by Sunrise in the fourth quarter 1999 and the first quarter 2000, more than triple the number of homes Sunrise opened during the same period last year. Sunrise recognized $6.1 million in income from the sale of communities in prior periods. See below for further discussion.

     SUNRISE MANAGEMENT SERVICES

The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                          Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------
                                                                          2000                  1999
-------------------------------------------------------------------------------------------------------------
Operating revenue:
   Management and contract services                                     $51,186                $33,376
Operating expenses:
   Management and contract services                                      42,499                 26,434
   General and administrative                                             4,077                  2,443
   Depreciation and amortization                                            315                    174
-------------------------------------------------------------------------------------------------------------
      Total operating expenses                                           46,891                 29,051
-------------------------------------------------------------------------------------------------------------
Operating income                                                          4,295                  4,325
Provision for income taxes                                               (1,674)                  (995)
-------------------------------------------------------------------------------------------------------------
Sunrise Management Services net income                                  $ 2,621                $ 3,330
-------------------------------------------------------------------------------------------------------------

Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $46,196 and $29,451 for the first quarter of 2000 and 1999, respectively.

     Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all communities owned or managed by Sunrise. In addition, the Sunrise Management Services division provides management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction. During the first quarter 2000, Sunrise Management Services opened and began managing ten new communities and began providing pre-opening services for eight new communities under construction. Sunrise Management Services had net income of $2.6 million, or $0.12 per share (diluted), for the first quarter 2000 compared to $3.3 million, or $0.16 per share (diluted), in the prior year quarter. The reduction in net income was due primarily to a 69% increase in divisional general and administrative expenses and an increase in the income tax rate between the first quarter 2000 and the first quarter 1999.

     Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 53% to $51.2 million for the three months ended March 31, 2000 from $33.4 million for the three months ended March 31, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 88% to 150 for first quarter 2000 up from 80 communities in the first quarter of 1999. This growth resulted from the addition of 43 facilities in conjunction with the Karrington acquisition, the completion and opening of 23 additional facilities, and the addition of four managed facilities.

     Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended March 31, 2000 increased 61% to $46.9 million from $29.1 million for the three months ended March 31, 1999. Management and contract services expenses for the three months ended March 31, 2000 increased $16.1 million, or 61%, to $42.5 million from $26.4 million for the three months ended March 31, 1999. This increase was directly related to the increase in the number of communities operated by Management Services to 150 in the first quarter of 2000 compared to 80 in the first quarter of 1999. General and administrative expenses increased $1.6 million, or 67%, to $4.1 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. The general and administrative expenses for the Management Services division have increased as the division added personnel and other infrastructure to prepare for the Karrington acquisition in May 1999 and for the substantial increase in home openings during the last six months.

     SUNRISE PROPERTIES

The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                                         Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------
                                                                          2000                  1999
-------------------------------------------------------------------------------------------------------------
Operating revenue:
   Resident fees                                                        $64,545                $44,318
   Management and contract services                                       1,212                  2,168
   Income from property sales                                             6,055                    967
-------------------------------------------------------------------------------------------------------------
      Total operating revenue                                            71,812                 47,453
Operating expenses:
   Facility operating                                                    40,173                 25,406
   Management and contract services                                       5,945                  4,045
   Facility development and pre-rental                                    2,121                  1,067
   General and administrative                                               809                    499
   Depreciation and amortization                                          6,653                  5,627
   Facility lease                                                         2,794                    684
-------------------------------------------------------------------------------------------------------------
      Total operating expenses                                           58,495                 37,328
-------------------------------------------------------------------------------------------------------------
Operating income                                                         13,317                 10,125
Interest expense, net                                                    (8,081)                (4,120)
Equity in losses of unconsolidated assisted
living facilities                                                          (695)                    (6)
Minority interest                                                          (111)                  (191)
Provision for income taxes                                               (1,728)                (1,336)
-------------------------------------------------------------------------------------------------------------
Sunrise Properties net income                                            $2,702                 $4,472
-------------------------------------------------------------------------------------------------------------

Note: Operating expenses include costs with Sunrise Management Services in the amounts of $46,196 and $29,451 for the first quarter of 2000 and 1999, respectively.

     Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing, and real estate sales. As of March 31, 2000, the Sunrise Properties division wholly-owned 109 communities, a 76% increase over the 62 communities wholly-owned as of March 31, 1999. In addition, Sunrise Properties has majority ownership interests in four communities, minority ownership interests in another 22 communities, 24 communities under construction, and over 40 other properties under development.

     Sunrise Properties' growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise Properties currently has 24 facilities under construction with a resident capacity of over 1,900. Sunrise Properties has also entered into contracts to purchase 43 additional development sites, 24 of which are zoned, and to lease 2 additional sites under long-term ground leases. Sunrise Properties is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

     Sunrise Properties' operating objectives include its previously-announced plan of selling selected real estate properties, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate properties as a normal part of operations is expected to enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.3 million in gain over the 3 quarters following the sale, subject to certain contingencies being met or waived by the buyers, of which the final $6.1 million was recognized during the three months ended March 31, 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of March 31, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

     Sunrise Properties continues to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada, and purchase commitments for two properties in the United Kingdom. Sunrise Properties and Sunrise Management Services provide management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and have agreed to invest up to $2.8 million of equity capital in the joint venture. As of March 31, 2000, the third party has provided approximately $20.8 million and Sunrise Properties has provided $1.7 million of equity capital to the joint venture.

     Sunrise Properties had net income of $2.7 million, or $0.12 per share (diluted), for the first quarter 2000 compared to $4.5 million, or $0.22 per share (diluted), in the prior year period. This decrease in net income was due primarily to start-up losses from the record number of new communities opened in the previous two quarters.

     Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 51% to $71.8 million for the three months ended March 31, 2000 from $47.5 million for the three months ended March 31, 1999. Resident fees, including community fees, for the three months ended March 31, 2000 increased $20.2 million, or 46%, to $64.5 million from $44.3 million for the three months ended March 31, 1999. This increase was due primarily to the inclusion for the three months ended March 31, 2000 of approximately $16.5 million of resident fees generated from the operations of assisted living facilities open during the three months ended March 31, 2000 that were not open during the three months ended March 31, 1999. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate, excluding community fees, offset, in part, by a decrease in the average resident occupancy for facilities that were owned and operated by Sunrise during both periods.

     Average resident occupancy for owned facilities operated by Sunrise for at least 12 months or that have achieved stabilization of 95% or above at the beginning of the period, decreased to 93.5% for the three months ended March 31, 2000 compared to 95.6% for the three months ended March 31, 1999. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $105 for the three months ended March 31, 2000 from $96 for the three months ended March 31, 1999. The increase in the average daily resident fee is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence care services.

     Management and contract services revenue decreased $1.0 million to $1.2 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. This decrease is due to the number of third-party contracts in place during each of the respective periods, and the stage of completion on each contact. There were 13 contracts in place during the three months ended March 31, 2000 compared to 17 contracts for the three months ended March 31, 1999.

     During the three months ended March 31, 2000, Sunrise Properties income from property sales was $6.1 million compared to $1.0 million for the three months ended March 31, 1999, for an increase of $5.1 million. The $6.1 million of income recognized in the first quarter of 2000 and the $1.0 million recognized in the first quarter of 1999 were part of the income deferred from previous property sales until certain contingencies were met or waived by the buyers. These sales were part of Sunrise's asset sale/long-term manage-back program.

     Operating Expenses. Sunrise Properties operating expenses for the three months ended March 31, 2000 increased 57% to $58.5 million from $37.3 million for the three months ended March 31, 1999. Facility operating expenses for the three months ended March 31, 2000 increased 58% to $40.2 million from $25.4 million for the three months ended March 31, 1999. Of the $14.8 million increase, approximately $12.4 million was attributable to expenses from operations of additional assisted living facilities open during the three months ended March 31, 2000 that were not open during the same period in 1999. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods.

     Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the three months ended March 31, 2000 increased $1.9 million to $5.9 million from $4.0 million for the three months ended

March 31, 1999. This increase is attributable directly to the growth in wholly-owned properties to 109 as of March 31, 2000 from 62 as of March 31, 1999.

     Facility development and pre-rental expense increased $1.0 million to $2.1 million for the three months ended March 31, 2000 compared to $1.1 million for the same period in 1999. The primary cause of this increase is the number of properties that incurred pre-rental expenses in each period; 22 properties (10 wholly-owned) which were opened during the six months ended March 31, 2000 compared to 6 properties (3 wholly-owned) which were opened during the six months ended March 31, 1999.

     Depreciation and amortization for the three months ended March 31, 2000 increased $1.0 million, or 18%, to $6.6 million from $5.6 million for the three months ended March 31, 1999. Of this increase, $0.8 million relates to the depreciable assets acquired from Karrington and the remainder is due to the increase in the number of facilities open during the three months ended March 31, 2000 that were not open during the same period in 1999.

     Facility lease expense was $2.8 million for the three months ended March 31, 2000 compared to $0.7 million for the three months ended March 31, 1999. This is directly attributable to the addition of 14 leased facilities in conjunction with the Karrington acquisition in May 1999.

     Interest Income (Expense). Interest income increased to $3.1 million for the three months ended March 31, 2000 compared to $2.6 million for the three months ended March 31, 1999. This increase was primarily due to an increase in notes receivable. Interest expense increased for the three months ended March 31, 2000 to $11.2 million from $6.7 million for the three months ended March 31, 1999. Of this $4.5 million increase, $1.7 million was due to additional borrowings under the $400.0 million credit facility, $0.4 million relates to debt on facilities acquired from Karrington, and the remainder due to an overall increase in total debt as of March 31, 2000 compared to March 31, 1999.

     Equity in losses of unconsolidated assisted living facilities. Equity in losses of unconsolidated assisted living facilities was $0.7 million for the three months ended March 31, 2000 compared to zero for the three months ended March 31, 1999. The primary reason for the increase is start-up losses on ten joint venture facilities opened in the six months ended March 31, 2000.

     SUNRISE VENTURES

     Operating Expenses. Sunrise Ventures operating expenses for the three months ended March 31, 2000 were $0.2 million compared to $0.02 million for the three months ended March 31, 1999. These expenses were primarily general and administrative expenses.

     CORPORATE EXPENSES

     Operating Expenses. Parent company operating expenses for the three months ended March 31, 2000 increased 158% to $1.9 million from $0.7 million for the three months ended March 31, 1999. The increase was due to the addition of personnel and other infrastructure in anticipation of the substantial growth of the company.

     Provision for Income Taxes. The provision for income taxes for Sunrise was $2.6 million for the three months ended March 31, 2000 compared to $2.2 million for the three months ended March 31, 1999. The increase was due to an increase in the effective tax rate to 39% in the first quarter of 2000 compared to 23% in the first quarter of 1999. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $1.4 million for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At March 31, 2000, Sunrise had $753.3 million of outstanding debt, at a weighted average interest rate of 7.48%. Of the amount of outstanding debt, Sunrise had $444.2 million of fixed-rate debt, excluding a $0.5 million loan discount, at a weighted average interest rate of 7.22%, and $309.6 million of variable rate debt at a weighted average interest rate of 7.85%.

     At March 31, 2000, Sunrise had approximately $55.9 million in unrestricted cash and cash equivalents, including $21.7 million in high-quality, short-term investments (A1/P1 rated) and currently has $210.1 million of unused lines of credit.

     A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in July 2002. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. There were $193.4 million of advances outstanding under this credit facility as of March 31, 2000.

     A subsidiary of Sunrise has a revolving credit facility totaling $19.8 million. The repayments of the amounts outstanding under this credit facility are guaranteed by Sunrise. The credit facility is secured by real property and first liens on other assets. Advances under this facility bear interest at LIBOR plus 1.95% and totaled $16.3 million as of March 31, 2000.

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

     Sunrise has an $85.5 million, excluding a $0.5 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.5 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

     In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At March 31, 2000, $86.9 million was outstanding.

     On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. There were $75.0 million of advances outstanding under this line as of March 31, 2000.

     As of March 31, 2000, Sunrise had various other debt outstanding totaling approximately $146.2 million with interest rates ranging from 4.2% to 10.0%.

     Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise recorded net interest expense for the three months ended March 31, 2000 and 1999 in the amounts of $63,000 and $132,000, respectively, for swap transactions.

     There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

     - require it to meet specified financial tests. For example, Sunrise's $85.5 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $258.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

     Working capital increased to $102.6 million at March 31, 2000 from $95.5 million at December 31, 1999, primarily due to a decrease in deferred revenue resulting from the recognition of the deferred gain on the sale of two assisted living facilities in 1999.

     Net cash provided by operating activities for the three months ended March 31, 2000 and 1999 was approximately $16.6 million and $14.4 million, respectively, corresponding to the increased number of facilities operated by Sunrise at March 31, 2000, compared to March 31, 1999.

     During the three months ended March 31, 2000 and 1999, Sunrise used $63.5 million and $64.9 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $54.7 million and $51.5 million for the three months ended March 31, 2000 and 1999, respectively, related to the construction of assisted living facilities. For the three months ended March 31, 2000, Sunrise also invested $30.7 million in notes receivable to facilitate the development of assisted living facilities with third parties.

     Net cash provided by financing activities was $49.3 million for the three months ended March 31, 2000 compared to $35.3 million for the three months ended March 31, 1999. Financing activities for the three months ended March 31, 2000 included additional borrowings of $112.7 million, offset, in part, by debt repayments of $60.4 million. Additional borrowings during the three months ended March 31, 2000 were primarily used to fund Sunrise's continued development of assisted living facilities. During the three months ended March 31, 1999, additional borrowings were $33.1 million and debt repayments were $0.5 million.

     Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $107.0 million and $155.0 million to complete the facilities Sunrise currently has under construction. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund Sunrise's needs for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources including equity or debt financing. There can be no assurance that required financing and refinancing will be available on acceptable terms.

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

     Sunrise's growth plan includes the possible acquisition of assisted living facilities or the companies operating assisted living facilities. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on Sunrise's business, financial condition, revenues and earnings.

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

STOCK REPURCHASE PROGRAM

     Sunrise previously announced that its Board of Directors has authorized the Company to repurchase its outstanding shares up to an aggregate purchase price of $30.0 million over a period of 12 months. To date, Sunrise has repurchased 250,000 shares at an average price of $13.34 per share through open-market purchases during the period from March 30, 2000 to April 14, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the financial Accounting Standards Board issued statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133. Statement No. 137 defers for one year the effective date of statement No. 133, which will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement 133. Sunrise has not entered into any other derivative transactions. To date, the net effect of the interest rate swaps to Sunrise's results of operations has not been material. Therefore, Statement 133 is not anticipated to affect results of operations or the financial position of Sunrise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of March 31, 2000.

     Sunrise has investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 20%. Sunrise's investment in bonds is secured by the operating property subject to the debt and managed by Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, which ever is more favorable, in management's judgment at the time of financing.

     Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of March 31, 2000, Sunrise had one interest rate swap agreement which effectively establishes a fixed rate of 7.3% on up to $19.0 million of long-term debt until June 2001. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $309.6 million at March 31, 2000 constant, each one percentage point increase in interest rates would result in an increase in annual interest expense of approximately $3.1 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. Management considers the fair market value of notes receivable to be equivalent to book value. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2000.

                                                                                                           Estimated
                                                              Maturity Date                               Fair Market
                              2001         2002         2003          2004          2005     Thereafter      Value
                              ----         ----         ----          ----          ----     ----------      -----
                                                       (dollars in thousands)
ASSETS
Notes receivable
  Fixed rate                  $  3,254     $  3,829    $  17,032             --          --    $  14,743      $ 38,858
   Average interest rate          7.2%        12.0%        10.0%             --          --        10.0%            --
  Variable rate                     --           --           --        $25,382          --           --      $ 25,382
   Average interest rate            --           --           --          11.1%          --           --            --
Investments
  Bonds                             --           --           --             --          --       $5,750      $  5,750
   Average interest rate            --           --           --             --          --        11.0%            --

LIABILITIES
Debt

  Fixed rate                  $  3,212     $ 68,620    $  24,409        $ 3,629     $ 5,251    $ 189,118      $219,457
   Average interest rate          7.8%         8.5%         7.1%           8.0%        8.0%         8.1%            --
  Variable rate               $ 29,408     $ 24,715    $ 231,917        $10,880     $ 8,066    $   4,600      $309,586
   Average interest rate          7.6%         7.9%         7.9%           7.9%        8.3%         4.2%            --
  Convertible notes                 --           --     $150,000             --          --           --      $125,625
   Average interest rate            --           --         5.5%             --          --           --            --


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit No.                Exhibit Name
    -----------                ------------

      10.1 Cross-Collateralization Agreement, dated as of March 22, 2000 by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the agreement)

      10.2 Form of Multifamily Note (Multistate), dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the note)

      10.3 Form of Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of March 22, 2000 by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the mortgage)

      10.4 Form of Limited Guaranty, dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the guaranty)

      10.5+              Chief Executive Officer Severance Plan

      10.6+              Senior Executive Officer Severance Plan

      10.7+ Consulting Agreement dated as of April 1, 2000 by and between Sunrise and David W. Faeder

      10.8+              1996 Non-Incentive Stock Option Plan, as amended

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(b) REPORTS ON FORM 8-K

    On March 9, 2000, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing the date of its 2000 Annual Meeting of Stockholders.

+ Represents management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SUNRISE ASSISTED LIVING, INC.
                                            (Registrant)



         Date:   May 15, 2000               /s/ Larry E. Hulse
     ----------------------------           -------------------------------
                                            Larry E. Hulse
                                            Chief Financial Officer

                                INDEX OF EXHIBITS


   Exhibit No.                         Exhibit Name                                       Page
   -----------                         ------------                                       ----
      10.1           Cross-Collateralization Agreement, dated as of March 22,
                     2000 by and among GMAC Commercial Mortgage Corporation and
                     Sunrise Borrowers (as defined in the agreement)

      10.2           Form of Multifamily Note (Multistate), dated as of March
                     22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the note)

      10.3           Form of Multifamily Mortgage, Assignment of Rents and
                     Security Agreement, dated as of March 22, 2000 by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers
                     (as defined in the mortgage)

      10.4 Form of Limited Guaranty, dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise
                     Borrowers (as defined in the guaranty)

      10.5           Chief Executive Officer Severance Plan

      10.6           Senior Executive Officer Severance Plan

      10.7 Consulting Agreement dated as of April 1, 2000 by and between Sunrise and David W. Faeder

      10.8           1996 Non-Incentive Stock Option Plan, as amended

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.