Form 10-Q
period 2000-06-30
SUNRISE ASSISTED LIVING INC
filed 2000-08-11
CIK 1011064

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Period Ended June 30, 2000

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

                     Yes    X                       No
                         -------                       ------

     As of August 4, 2000, there were 21,594,577 shares of the Registrant's Common Stock outstanding.

================================================================================

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

 PART I. FINANCIAL INFORMATION                                                PAGE
 Item 1. Financial Statements

          Consolidated Balance Sheets at June 30, 2000 and
          December 31, 1999                                                     3

          Consolidated Statements of Income for the three
          months ended June 30, 2000 and 1999 and six months
          ended June 30, 2000 and 1999                                          4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999                                   5

          Notes to Consolidated Financial Statements                            6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   13

 Item 3. Quantitative and Qualitative Disclosure About Market Risk             32

 PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                   33

 Item 6. Exhibits and Reports on Form 8-K                                      34

 Signatures                                                                    35

                         SUNRISE ASSISTED LIVING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                          ------------------   ------------------
                                                                             (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $     40,725          $    53,540
    Accounts receivable, net                                                         18,081               15,441
    Notes receivable                                                                  3,229                1,051
    Deferred income taxes                                                             2,470                8,221
    Assets held for sale                                                             34,356               33,724
    Prepaid expenses and other current assets                                        53,191               54,568
                                                                               ------------          -----------
        Total current assets                                                        152,052              166,545
Property and equipment, net of accumulated depreciation
        and amortization of $66,041 and $55,983, respectively                       817,552              763,306
Notes receivable                                                                     63,530               59,654
Management contracts and leaseholds, net                                             24,713               33,994
Costs in excess of assets acquired, net                                              35,162               35,412
Investments in unconsolidated assisted living facilities, net                        26,409               20,435
Investments                                                                           5,750                5,750
Other assets                                                                         25,908               18,355
                                                                               ------------          -----------
        Total assets                                                           $  1,151,076          $ 1,103,451
                                                                               ============          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                           $      4,082          $     4,114
    Accrued expenses and other current liabilities                                   23,928               23,373
    Deferred revenue                                                                  7,524                7,475
    Current maturities of long-term debt                                            117,493               36,103
                                                                               ------------          -----------
        Total current liabilities                                                   153,027               71,065
Long-term debt, less current maturities                                             625,235              664,840
Investments in unconsolidated assisted living facilities                              3,180                2,561
Deferred income taxes                                                                22,128               22,128
Other long-term liabilities                                                           3,698                3,985
                                                                               ------------          -----------
         Total liabilities                                                          807,268              764,579
Minority interests                                                                    3,841                3,748
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
      no shares issued and outstanding                                                    -                    -
Common stock, $0.01 par value, 60,000,000 shares authorized,
      21,654,577 and 21,938,742 shares issued and outstanding
      in 2000 and 1999                                                                  217                  219
Additional paid-in capital                                                          299,864              304,014
Retained earnings                                                                    39,886               30,891
                                                                               ------------          -----------
        Total stockholders' equity                                                  339,967              335,124
                                                                               ------------          -----------
        Total liabilities and stockholders' equity                             $  1,151,076          $ 1,103,451
                                                                               ============          ===========


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

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                        Three months ended                         Six months ended
                                                             June 30,                                   June 30,
                                               -------------------------------------      ------------------------------------
                                                     2000                1999                   2000               1999
                                               -----------------   -----------------      -----------------  -----------------
                                                            (Unaudited)                               (Unaudited)
Operating revenue:
    Resident fees                              $         69,007    $         52,357       $        133,552   $         96,675
    Management and contract services                      6,622               7,337                 12,824             13,430
    Income from property sales                            6,700               1,830                 12,755              2,797
                                               ----------------    ----------------       ----------------   ----------------
      Total operating revenue                            82,329              61,524                159,131            112,902
                                               ----------------    ----------------       ----------------   ----------------
Operating expenses:
    Facility operating                                   41,990              30,746                 82,163             56,152
    Management and contract services                      2,136               1,108                  4,384              2,136
    Facility development and pre-rental                   1,088               1,033                  3,209              2,100
    General and administrative                            7,169               3,951                 13,632              7,602
    Depreciation and amortization                         8,581               6,176                 15,986             12,016
    Facility lease                                        2,641               1,698                  5,435              2,382
    Non-recurring charge                                      -               4,408                      -              4,408
                                               ----------------    ----------------       ----------------   ----------------
      Total operating expenses                           63,605              49,120                124,809             86,796
                                               ----------------    ----------------       ----------------   ----------------
Income from operations                                   18,724              12,404                 34,322             26,106
Interest income (expense):
    Interest income                                       3,148               3,175                  6,229              5,761
    Interest expense                                    (12,887)             (7,723)               (24,049)           (14,429)
                                               ----------------    ----------------       ----------------   ----------------
      Total interest expense                             (9,739)             (4,548)               (17,820)            (8,668)
Equity in losses of unconsolidated assisted
     living facilities                                     (895)               (236)                (1,590)              (242)
Minority interests                                          (54)                (98)                  (165)              (289)
                                               ----------------    ----------------       ----------------   ----------------
Income before income taxes                                8,036               7,522                 14,747             16,907
Provision for income taxes                               (3,135)             (2,106)                (5,752)            (4,265)
                                               ----------------    ----------------       ----------------   ----------------
Net income                                     $          4,901    $          5,416       $          8,995   $         12,642
                                               ================    ================       ================   ================
Net income per common share:
      Basic                                    $           0.23    $           0.26       $           0.41   $           0.63
                                               ================    ================       ================   ================
      Diluted                                  $           0.22    $           0.25       $           0.41   $           0.60
                                               ================    ================       ================   ================


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          ---------------------------------
                                                                               2000              1999
                                                                          ---------------   ---------------
                                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                                $        8,995    $       12,642
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of properties                                                  (6,055)              (70)
      Equity in losses of unconsolidated assisted living facilities                1,590               242
      Minority interests                                                             165               289
      Provision for bad debts                                                        589               320
      Provision for deferred income taxes                                          5,751             3,516
      Depreciation and amortization                                               15,929            12,016
      Amortization of discount on investments                                          -              (575)
      Amortization of premium on investments                                           -                 9
      Amortization of financing costs and discount on long-term debt               1,870             1,078
      Non-recurring charge                                                             -             4,408
      Changes in operating assets and liabilities:
        (Increase) decrease:
           Accounts receivable                                                    (3,345)            8,366
           Prepaid expenses and other current assets                               1,329            (4,074)
           Other assets                                                             (305)           (1,640)
           Assets held for sale                                                      (34)                -
        Increase (decrease):
           Accounts payable and accrued expenses                                    (565)           (9,837)
           Deferred revenue                                                         (725)           (1,432)
           Other liabilities                                                         685               330
                                                                          --------------    --------------
    Net cash provided by operating activities                                     25,874            25,588
                                                                          --------------    --------------
INVESTING ACTIVITIES
Proceeds from sale of assets                                                      33,428            26,923
Acquisition of interests in facility                                              (1,098)                -
Investment in property and equipment                                             (92,967)          (88,118)
Increase in investment and notes receivable                                      (72,249)          (47,861)
Proceeds from investments and notes receivable                                    66,228             7,488
Increase in restricted cash and cash equivalents                                  (5,534)             (746)
Contributions to investments in unconsolidated
    assisted living facilities                                                    (1,250)             (541)
Distributions from investments in unconsolidated
    assisted living facilities                                                        32                39
                                                                          ----------------  --------------

    Net cash used in investing activities                                        (73,410)         (102,816)
                                                                          --------------    --------------
FINANCING ACTIVITIES
Net proceeds from exercised options                                                  101             3,408
Additional borrowings under long-term debt                                       126,179           200,116
Repayment of long-term debt                                                      (84,658)         (107,788)
Financing costs paid                                                              (2,648)           (2,266)
Capital contribution from minority interest                                            -             1,000
Repurchase of stock                                                               (4,253)                -
                                                                          --------------    --------------
    Net cash provided by financing activities                                     34,721            94,470
                                                                          --------------    --------------
Net (decrease) increase in cash and cash equivalents                             (12,815)           17,242
Cash and cash equivalents at beginning of period                                  53,540            54,197
                                                                          --------------    --------------
Cash and cash equivalents at end of period                                $       40,725    $       71,439
                                                                          ==============    ==============


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2000 and 1999 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in Sunrise's 1999 Annual Report to Shareholders. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         Certain 1999 balances have been reclassified to conform with the 2000 presentation.

2.  DEBT

   Total debt was $742.7 million at June 30, 2000 compared to $700.9 million at December 31, 1999.

         A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. The credit facility expires in July 2002. There were $194.5 million of advances outstanding under this credit facility as of June 30, 2000.

         Two other subsidiaries have revolving credit facilities totaling $38.7 million. The repayment of the amounts outstanding under these credit facilities is also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $20.3 million as of June 30, 2000 and bear interest at LIBOR plus 1.95% to 2.00%.

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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Sunrise has an $85.4 million, excluding a $0.4 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.4 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

         In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At June 30, 2000, $86.6 million was outstanding.

         On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. There was $74.8 million outstanding as of June 30, 2000.

         As of June 30, 2000, Sunrise has various other debt outstanding totaling approximately $131.5 million with interest rates ranging from 4.6% to 10.0%.

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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         A summary of Sunrise's stock option activity and related information as of June 30, 2000, is presented below:

                                                                 Weighted-
                                             Shares              Average
Options                                      (000)           Exercise Price
-------------------------------             ------------------------------------
Outstanding - January 1, 2000                5,250                $23.28
Granted                                      1,218                 13.49
Exercised                                      (16)                 6.41
Canceled                                      (440)                25.90
                                            -------
Outstanding - June 30, 2000                  6,012                 22.00
                                            =======

Exercisable - June 30, 2000                  2,192
                                            =======

         The following table summarizes information about stock options outstanding at June 30, 2000:

                            Options  Outstanding                   Options Exercisable
                  ---------------------------------------------------------------------------
                                   Weighted-        Weighed-                       Weighted-
                    Number         Average          Average          Number         Average
Range of          Outstanding      Remaining       Exercise        Exercisable     Exercise
Exercise Prices     (000)      Contractual Life     Price            (000)           Price
---------------------------------------------------------------------------------------------
$  3.00 -  8.00        145            4.9            $  4.95              145      $   4.95
   8.01 - 20.00      2,187            9.0              13.77              380         16.33
  20.01 - 25.63      2,669            7.0              24.96            1,432         24.99
  25.64 - 44.56      1,011            8.5              34.05              235         37.22
                  --------                                           --------
                     6,012                                              2,192
                  ========                                           ========

4.  COMMITMENTS

         Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $70.6 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                 -----------------------------------------------------------
                                                  2000                 1999              2000         1999
                                                 ------------------------------  ---------------------------
Numerator for basic and diluted net income
 per share                                        $  4,901          $  5,416          $ 8,995        $12,642
                                                  ========          ========       ==========       ========
Denominator:
 Denominator for basic net income per
   common share-weighted average shares             21,700            20,779           21,819         20,135
 Effect of dilutive securities:
   Employee stock options                              314               800              207            932
                                                  --------          --------       ----------      ---------

Denominator for diluted net income per common
  share-weighted average shares plus assumed
  conversion                                        22,014            21,579           22,026         21,067
                                                  --------          --------       ----------       --------

Basic net income per common share                 $   0.23          $   0.26       $     0.41       $   0.63
                                                  ========          ========       ==========       ========
Diluted net income per common share               $   0.22          $   0.25       $     0.41       $   0.60
                                                  ========          ========       ==========       ========

         Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $38.2 million and $38.6 million as of June 30, 2000 and December 31, 1999, respectively, which relate primarily to development activities.

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

       The following unaudited pro forma information presents the results of operations of Sunrise for the six-month period ended June 30, 1999 as if the acquisition of Karrington had taken place as of January 1, 1999. This pro forma information excludes the results of operations of the assets held for sale. See Note 9. Assets Held For Sale (in thousands, except per share).

                                                     SIX MONTHS ENDED
                                                       JUNE 30, 1999
                                                   ----------------------
           Revenue                                       $125,291
           Net income                                       2,009
           Basic earnings per share                          0.09
           Diluted earnings per share                        0.08

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

Segment information is as follows (in thousands):

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                                2000         1999          2000          1999
                                                            ------------- ------------ ------------- --------------
  Operating Revenue:
     Sunrise Management Services                                $ 54,407    $ 40,125      $105,593       $ 73,501
     Sunrise Properties                                           76,883      56,792       148,695        104,245
     Elimination of intersegment revenue                         (48,961)    (35,393)      (95,157)       (64,844)
                                                            ------------- ------------ ------------- --------------
       Total consolidated operating revenue                       82,329      61,524       159,131        112,902
                                                            ------------- ------------ ------------- --------------
  Operating Expenses:
     Sunrise Management Services                                  49,264      34,635        96,155         63,686
     Sunrise Properties                                           61,035      49,172       119,530         86,500
     Sunrise Ventures                                                128           5           280             32
     Elimination of intersegment expenses                        (48,961)    (35,393)      (95,157)       (64,844)
                                                            ------------- ------------ ------------- --------------
       Total consolidated operating expenses                      61,466      48,419       120,808         85,374
                                                            ------------- ------------ ------------- --------------
       Segment operating income                                   20,863      13,105        38,323         27,528
  Reconciliation to net income:
     Corporate operating expenses                                  2,139         701         4,001          1,422
                                                            ------------- ------------ ------------- --------------
       Income from operations                                     18,724      12,404        34,322         26,106
     Interest expense, net                                        (9,739)     (4,548)      (17,820)        (8,668)
     Equity in losses of unconsolidated assisted
         living facilities                                          (895)       (236)       (1,590)          (242)
     Minority interests                                              (54)        (98)         (165)          (289)
     Provision for income taxes                                   (3,135)     (2,106)       (5,752)        (4,265)
                                                            ------------- ------------ ------------- --------------
       Total consolidated net income                            $  4,901    $  5,416      $  8,995       $ 12,642
                                                            ============= ============ ============= ==============

         Management and contract services revenue from operations in England was $0.02 million and $0.3 million for the three months ended June 30, 2000 and 1999, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively. The remaining revenues and all long-lived assets are domestic.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.  ASSETS HELD FOR SALE

         Sunrise intends to sell 16 operating properties and four zoned development sites acquired from Karrington Health, Inc. Sunrise believes that these properties do not fit with its strategy because these properties are not located within its target markets, cannot be repositioned easily as Sunrise facilities and would not be able to achieve benefits of regional clustering. Consequently, these assets are presented on the balance sheet as assets held for sale at their estimated fair values less estimated costs to sell. The operating results of these assets are not reflected in Sunrise's consolidated operating results. Sunrise anticipates completing the sale of substantially all of the assets held for sale by the third quarter of 2000.

         The operating results of these properties for the six months ended June 30, 2000 are as follows (in thousands):

           Revenue                                          $7,604
           Operating expenses                                6,157
           Interest expense                                  1,834
                                                      -----------------
           Net loss                                         $ (387)
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

   OVERVIEW

         Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 156 facilities in 23 states with a capacity of over 12,000 residents, including 122 facilities owned by Sunrise or in which it has ownership interests, 16 facilities owned by Sunrise and held for sale following the acquisition of Karrington Health, Inc. and 18 facilities managed for third parties.

         In the first quarter of 2000, Sunrise reorganized and began reporting the results of its three operating divisions--Sunrise Management Services, Sunrise Properties and Sunrise Ventures. Sunrise Assisted Living, Inc. continues as the parent company of each division. It develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales. Sunrise Ventures division is responsible for the development of new business opportunities in senior care and services. Sunrise's management believes that Sunrise's divisional reorganization will help Sunrise to manage growth more efficiently and pursue new business opportunities, while allowing Sunrise to better serve its residents and its growing number of third-party property owners.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         CONSOLIDATED

         Sunrise has continued to experience growth in operations over the 12 months ended June 30, 2000. During this period, Sunrise began operating an additional 26 facilities in which it has an ownership interest and managing an additional four facilities for independent third parties. As a result, operating revenue increased to $82.3 million for the three months ended June 30, 2000 from $61.5 million for the three months ended June 30, 1999. Net income decreased by $0.5 million to $4.9 million for the three months ended June 30, 2000, or $0.22 per share (diluted), from $5.4 million for the three months ended June 30, 1999, or $0.25 per share (diluted). The decrease in net income between the two periods was primarily due to $4.7 million in pre-tax start-up losses recognized in the second quarter 2000 for the 26 communities opened by Sunrise in the preceding 12 months in which Sunrise has an ownership interest, almost double the number of homes Sunrise opened during the same period last year. The decrease was also driven by an increase in the effective tax rate to 39% in the second quarter of 2000 compared to 28% in the second quarter of 1999. Sunrise recognized $6.7 million in income from the sale of three properties in June 2000. In the prior year quarter, Sunrise recorded a non-recurring charge of $4.4 million related to the Karrington acquisition. See below for a further discussion of these items.

         SUNRISE MANAGEMENT SERVICES

   The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                            Three Months Ended June 30,
   --------------------------------------------------------------- ---------------------------------------------
                                                                             2000                  1999
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating revenue:
      Management and contract services                                     $54,407                $40,125
   Operating expenses:
      Management and contract services                                      44,127                 31,855
      General and administrative                                             4,810                  2,539
      Depreciation and amortization                                            327                    241
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating expenses                                           49,264                 34,635
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating income                                                          5,143                  5,490
   Provision for income taxes                                               (2,007)                (1,481)
   --------------------------------------------------------------- ---------------------- ----------------------
   Sunrise Management Services net income                                  $ 3,136                $ 4,009
   --------------------------------------------------------------- ---------------------- ----------------------


   Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $48,961 and $35,393 for the second quarter of 2000 and 1999, respectively.

         Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all communities owned or managed by Sunrise.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In addition, the Sunrise Management Services division provides management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction. During the second quarter 2000, Sunrise Management Services began managing five new communities and provided pre-opening services for 23 new communities under construction, seven of which began in the second quarter. Sunrise Management Services had net income of $3.1 million, or $.14 per share (diluted), for the second quarter 2000 compared to $4.0 million, or $0.18 per share (diluted), in the prior year quarter. The reduction in net income was due primarily to an increase in divisional general and administrative expenses and an increase in the income tax rate between the second quarter 2000 and the second quarter 1999.

         Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 36% to $54.4 million for the three months ended June 30, 2000 from $40.1 million for the three months ended June 30, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 22% to 155 for second quarter 2000, up from 127 communities in the second quarter of 1999. This growth resulted from the completion and opening of 26 additional facilities and the addition of 4 managed facilities, net of the sale of 2 facilities.

         Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended June 30, 2000 increased 42% to $49.3 million from $34.6 million for the three months ended June 30, 1999. Management and contract services expenses for the three months ended June 30, 2000 increased $12.2 million, or 38%, to $44.1 million from $31.9 million for the three months ended June 30, 1999. This increase was directly related to the increase in the number of communities operated by Management Services to 155 in the second quarter of 2000 compared to 127 in the second quarter of 1999. General and administrative expenses increased $2.3 million to $4.8 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated, through acquisition and new home openings, during the last twelve months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         SUNRISE PROPERTIES

   The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                                            Three Months Ended June 30,
   --------------------------------------------------------------- ---------------------------------------------
                                                                             2000                  1999
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating revenue:
      Resident fees                                                        $69,007                $52,357
      Management and contract services                                       1,176                  2,605
      Income from property sales                                             6,700                  1,830
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating revenue                                            76,883                 56,792
   Operating expenses:
      Facility operating                                                    41,990                 30,746
      Management and contract services                                       6,970                  4,646
      Facility development and pre-rental                                    1,088                  1,033
      General and administrative                                               722                    762
      Depreciation and amortization                                          7,624                  5,879
      Facility lease                                                         2,641                  1,698
      Non-recurring charges                                                      -                  4,408
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating expenses                                           61,035                 49,172
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating income                                                         15,848                  7,620
   Interest expense, net                                                    (9,739)                (4,548)
   Equity in losses of unconsolidated assisted
       living facilities                                                      (895)                  (236)
   Minority interest                                                           (54)                   (98)
   Provision for income taxes                                               (2,012)                  (820)
   --------------------------------------------------------------- ---------------------- ----------------------
   Sunrise Properties net income                                           $ 3,148                $ 1,918
   --------------------------------------------------------------- ---------------------- ----------------------

   Note: Operating expenses include costs with Sunrise Management Services in the amounts of $48,961 and $35,393 for the second quarter of 2000 and 1999, respectively.

         Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing, and real estate sales. As of June 30, 2000, the Sunrise Properties division wholly-owned 107 communities, a 10% increase over the 97 communities wholly-owned as of June 30, 1999. In addition, Sunrise Properties has majority ownership interests in four communities and minority ownership interests in another 26 communities.

         Sunrise Properties' growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise Properties currently has 23 facilities under construction with a resident capacity of over 1,850. Sunrise Properties has also entered into contracts to purchase or lease 45 additional development sites, 23 of which are zoned. Sunrise Properties is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

         Sunrise Properties' operating objectives include its previously-announced plan of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   selling selected real estate properties, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate properties as a normal part of operations is expected to enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The venture company has closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction resulted in the realization of $13.3 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $6.7 million was recognized in the current quarter. The Sunrise Management Services division will continue to provide day-to-day management of the communities under long-term operating agreements. We expect to close on the remaining eight properties during the third quarter and recognize the gain over the four quarters following the sale, subject to certain contingencies being met.

         In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.3 million in gain over the 3 quarters following the sale, subject to certain contingencies being met or waived by the buyers, of which the final $6.1 million was recognized during the three months ended March 31, 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of June 30, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

         Sunrise Properties continues to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada, and purchase commitments for two properties to be developed in the United Kingdom. Sunrise Properties and Sunrise Management Services provide management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and have agreed to invest up to $2.8 million of equity capital in the joint venture. As of June 30, 2000, the third party has provided approximately $20.8 million and Sunrise Properties has provided $1.7 million of equity capital to the joint venture.

         Sunrise Properties had net income of $3.1 million, or $0.14 per share (diluted), for the second quarter 2000 compared to $1.9 million, or $0.09 per share (diluted), in the prior year period. This increase in net income was due primarily to the gain on property sales, offset by start-up losses from the record number of new communities that were opened during the previous twelve months, and an increase in the effective tax rate for the second quarter of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   2000. In the second quarter of 1999, Sunrise Properties recorded a non-recurring charge totalling $4.4 million related to the Karrington acquisition.

         Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 35% to $76.9 million for the three months ended June 30, 2000 from $56.8 million for the three months ended June 30, 1999. Resident fees, including community fees, for the three months ended June 30, 2000 increased $16.6 million, or 32%, to $69.0 million from $52.4 million for the three months ended June 30, 1999. This increase was due primarily to the inclusion for the three months ended June 30, 2000 of approximately $7.1 million of resident fees generated from the operations of assisted living facilities open during the three months ended June 30, 2000 that were not open during the three months ended June 30, 1999 and an increase of approximately $5.9 million in resident fees for Karrington properties that were owned a full three months in 2000 compared to one and one-half months in 1999. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

         Average resident occupancy for owned facilities operated by Sunrise for at least 12 months or that have achieved stabilization of 95% or above at the beginning of the period, decreased to 93.3% for the three months ended June 30, 2000 compared to 94.5% for the three months ended June 30, 1999. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $107 for the three months ended June 30, 2000 from $97 for the three months ended June 30, 1999. The increase in the average daily resident fee is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities and an increase in the number of residents receiving plus care and reminiscence care services.

         Management and contract services revenue decreased $1.4 million to $1.2 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. This decrease is due to the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contact. There were 15 pre-opening services contracts in place during the three months ended June 30, 2000 compared to 18 contracts for the three months ended June 30, 1999.

         During the three months ended June 30, 2000, Sunrise Properties income from property sales was $6.7 million compared to $1.8 million for the three months ended June 30, 1999, for an increase of $4.9 million. The $6.7 million of income recognized in the second quarter of 2000 was from the sale of three communities in June 2000. In the second quarter of 1999, Sunrise recognized income of $0.9 million on the June 1999 sale of two assisted living communities and $0.9 million that was part of the income deferred from previous property sales until certain contingencies were met or waived by the buyers. These sales were part of Sunrise's property sale/long-term manage-back program.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Operating Expenses. Sunrise Properties operating expenses for the three months ended June 30, 2000 increased 24% to $61.0 million from $49.2 million for the three months ended June 30, 1999. Facility operating expenses for the three months ended June 30, 2000 increased 37% to $42.0 million from $30.7 million for the three months ended June 30, 1999. Of the $11.3 million increase, approximately $5.0 million was attributable to expenses from operations of additional assisted living facilities open during the three months ended June 30, 2000 that were not open during the same period in 1999 and an increase of approximately $4.7 million in expenses for Karrington properties that were owned a full three months in 2000 compared to one and one-half months in 1999. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods.

         Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the three months ended June 30, 2000 increased $2.4 million to $7.0 million from $4.6 million for the three months ended June 30, 1999. This increase is primarily attributable to the growth in the number of properties managed during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         Depreciation and amortization for the three months ended June 30, 2000 increased $1.7 million, or 29%, to $7.6 million from $5.9 million for the three months ended June 30, 1999. Of this increase, $0.3 million relates to the depreciable assets acquired from Karrington and the remainder is due to the increase in the number of facilities open during the three months ended June 30, 2000 that were not open during the same period in 1999.

         Facility lease expense was $2.6 million for the three months ended June 30, 2000 compared to $1.7 million for the three months ended June 30, 1999. This is primarily attributable to the addition of 14 leased facilities in conjunction with the Karrington acquisition in May 1999.

         Sunrise recorded a non-recurring charge of $4.4 million in the second quarter of 1999 related to the consolidation and integration of the acquired operations and development pipeline of Karrington.

         Interest Expense. Interest expense increased for the three months ended June 30, 2000 to $12.9 million from $7.7 million for the three months ended June 30, 1999. Of this $5.2 million increase, $1.7 million was due to additional borrowings and an increase in the variable interest rate under the $400.0 million credit facility. The remaining increase is due to an overall increase in total debt as of June 30, 2000 compared to June 30, 1999 and an increase to 8.16% in the weighted-average interest rate on Sunrise's variable rate debt for the second quarter of 2000 compared to 7.00% for the second quarter of 1999.

         Equity in losses of unconsolidated assisted living facilities. Equity in losses of unconsolidated assisted living facilities was $0.9 million for the three months ended June 30,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   2000 compared to $0.2 million for the three months ended June 30, 1999. The primary reason for the increase is start-up losses on 13 joint venture facilities opened in the twelve months ended June 30, 2000 versus five joint venture facilities opened in the twelve months ended June 30, 1999.

         SUNRISE VENTURES

         Operating Expenses. Sunrise Ventures operating expenses for the three months ended June 30, 2000 were $0.1 million. These expenses were primarily general and administrative expenses. Sunrise Ventures did not have any revenues in the three months ended June 30, 2000.

         CORPORATE EXPENSES

         Operating Expenses. Parent company operating expenses for the three months ended June 30, 2000 increased $1.4 million to $2.1 million from $0.7 million for the three months ended June 30, 1999. The increase was primarily due to the addition of personnel and other infrastructure in anticipation of the continuing substantial growth of the company.

         Provision for Income Taxes. The provision for income taxes for Sunrise was $3.1 million for the three months ended June 30, 2000 compared to $2.1 million for the three months ended June 30, 1999. The increase was due to an increase in the effective tax rate to 39% in the second quarter of 2000 compared to 28% in the second quarter of 1999. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $0.8 million for the three months ended June 30, 1999.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         CONSOLIDATED

         Sunrise has continued to experience growth in operations over the 12 months ended June 30, 2000. During this period, Sunrise began operating an additional 26 facilities in which it has an ownership interest (including facilities held for sale following the acquisition of Karrington) and managing an additional four facilities for independent third parties. As a result, operating revenue increased to $159.1 million for the six months ended June 30, 2000 from $112.9 million for the six months ended June 30, 1999. Net income decreased by $3.6 million to $9.0 million for the six months ended June 30, 2000, or $0.41 per share (diluted), from $12.6 million for the six months ended June 30, 1999, or $0.60 per share (diluted). The decrease in net income between the two periods was primarily due to $9.3 million in pre-tax start-up losses recognized in the first half of 2000 for the 26 communities opened by Sunrise in the preceding twelve months in which Sunrise has an ownership interest, almost double the number of homes Sunrise opened during the same period last year. The decrease was also driven by an increase in the effective tax rate to 39% for the six months ended June 30, 2000 compared to 25% for the six months ended June 30, 1999. Sunrise recognized $12.8 million in income from the sale of properties. In the six months ended June 30, 1999, Sunrise

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   recorded a non-recurring charge of $4.4 million related to the Karrington acquisition. See below for further discussion of these items.

         SUNRISE MANAGEMENT SERVICES

   The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                             Six Months Ended June 30,
   --------------------------------------------------------------- ---------------------------------------------
                                                                             2000                  1999
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating revenue:
      Management and contract services                                    $105,593                $73,501
   Operating expenses:
      Management and contract services                                      88,626                 58,289
      General and administrative                                             8,887                  4,982
      Depreciation and amortization                                            642                    415
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating expenses                                           96,155                 63,686
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating income                                                          9,438                  9,815
   Provision for income taxes                                               (3,681)                (2,476)
   --------------------------------------------------------------- ---------------------- ----------------------
   Sunrise Management Services net income                                   $5,757                $ 7,339
   --------------------------------------------------------------- ---------------------- ----------------------


   Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $95,157 and $64,844 for the six months ended June 30, 2000 and 1999, respectively.

         During the first six months of 2000, Sunrise Management Services began managing 15 new communities and provided pre-opening services for 23 new communities under construction, nine of which began in the first six months of 2000. Sunrise Management Services had net income of $5.8 million, or $0.26 per share (diluted), for the six months ended June 30, 2000 compared to $7.3 million, or $0.35 per share (diluted), for the same period in the prior year. The reduction in net income was due primarily to an increase in divisional general and administrative expenses and an increase in the income tax rate between the six months ended June 30, 2000 and the six months ended June 30, 1999.

          Operating Revenue. Total revenues for Sunrise Management Services increased 44% to $105.6 million for the six months ended June 30, 2000 from $73.5 million for the six months ended June 30, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 22% to 155 as of June 30, 2000 up from 127 communities as of June 30, 1999. This growth resulted from the completion and opening of 26 additional facilities and the addition of 4 managed facilities, net of the sale of 2 facilities.

         Operating Expenses. Total operating expenses for the six months ended June 30, 2000 increased 51% to $96.2 million from $63.7 million for the six months ended June 30, 1999. Management and contract services expenses for the six months ended June 30, 2000 increased $28.3 million, or 49%, to $86.6 million from $58.3 million for the six months ended June 30, 1999. This increase was directly related to the increase in the number of communities operated by Management Services to 155 as of June 30, 2000 compared to 127

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   as of June 30, 1999. General and administrative expenses increased $3.9 million to $8.9 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated, through acquisition and new home openings, during the last twelve months.

         SUNRISE PROPERTIES

   The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                                             Six Months Ended June 30,
   --------------------------------------------------------------- ---------------------------------------------
                                                                             2000                  1999
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating revenue:
      Resident fees                                                       $133,552                $96,675
      Management and contract services                                       2,388                  4,773
      Income from property sales                                            12,755                  2,797
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating revenue                                           148,695                104,245
   Operating expenses:
      Facility operating                                                    82,163                 56,152
      Management and contract services                                      12,915                  8,691
      Facility development and pre-rental                                    3,209                  2,100
      General and administrative                                             1,531                  1,261
      Depreciation and amortization                                         14,277                 11,506
      Facility lease                                                         5,435                  2,382
      Non-recurring charges                                                      -                  4,408
   --------------------------------------------------------------- ---------------------- ----------------------
         Total operating expenses                                          119,530                 86,500
   --------------------------------------------------------------- ---------------------- ----------------------
   Operating income                                                         29,165                 17,745
   Interest expense, net                                                   (17,820)                (8,668)
   Equity in losses of unconsolidated assisted
       living facilities                                                    (1,590)                  (242)
   Minority interest                                                          (165)                  (289)
   Provision for income taxes                                               (3,740)                (2,156)
   --------------------------------------------------------------- ---------------------- ----------------------
   Sunrise Properties net income                                          $  5,850                $ 6,390
   --------------------------------------------------------------- ---------------------- ----------------------


   Note: Operating expenses include costs with Sunrise Management Services in the amounts of $95,157 and $64,844 for the six months ended June 30, 2000 and 1999, respectively.

         Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing, and real estate sales. As of June 30, 2000, the Sunrise Properties division wholly-owned 107 communities, a 10% increase over the 97 communities wholly-owned as of June 30, 1999. In addition, Sunrise Properties has majority ownership interests in 4 communities, minority ownership interests in another 26 communities, 23 communities under construction, and 45 other properties under development.

         Sunrise Properties' operating objectives include its previously-announced plan of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   selling selected real estate properties, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements. This strategy of selling selected real estate properties as a normal part of operations is expected to enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The venture company has closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction resulted in the realization of $13.3 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $6.7 million was recognized as of June 30, 2000. The Sunrise Management Services Division will continue to provide day-to-day management of the communities under long term operating agreements. We expect to close on the remaining eight properties during the third quarter and recognize the gain over the four quarters following the sale, subject to certain contingencies being met.

         In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.3 million in gain over the 3 quarters following the sale, subject to certain contingencies being met or waived by the buyers, of which the final $6.1 million was recognized during the three months ended March 31, 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of June 30, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

         Sunrise Properties continues to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada, and purchase commitments for two properties in the United Kingdom. Sunrise Properties and Sunrise Management Services provide management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future and have agreed to invest up to $2.8 million of equity capital in the joint venture. As of June 30, 2000, the third party has provided approximately $20.8 million and Sunrise Properties has provided $1.7 million of equity capital to the joint venture.

         Sunrise Properties had net income of $5.9 million, or $0.27 per share (diluted), for the six months ended June 30, 2000 compared to $6.4 million, or $0.30 per share (diluted), in the prior year period. This decrease in net income was due primarily to start-up losses from the record number of new communities opened in the previous twelve months. These start-up losses have been offset by income from property sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Operating Revenue. Sunrise Properties revenues increased 43% to $148.7 million for the six months ended June 30, 2000 from $104.2 million for the six months ended June 30, 1999. Resident fees, including community fees, for the six months ended June 30, 2000 increased $36.9 million, or 38%, to $133.6 million from $96.7 million for the six months ended June 30, 1999. This increase was due primarily to the inclusion for the six months ended June 30, 2000 of approximately $10.6 million of resident fees generated from the operations of assisted living facilities open during the six months ended June 30, 2000 that were not open during the six months ended June 30, 1999 and an increase of approximately $16.5 million in resident fees for Karrington properties that were owned for the entire six months ended June 30, 2000 compared to one and one-half months in the same period ended June 30, 1999. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

         Average resident occupancy for owned facilities operated by Sunrise for at least 12 months or that have achieved stabilization of 95% or above at the beginning of the period, decreased to 93.9% for the six months ended June 30, 2000 compared to 95.5% for the six months ended June 30, 1999. The average daily resident fee, excluding community fees, for these stabilized facilities increased to $106 for the six months ended June 30, 2000 from $96 for the six months ended June 30, 1999. The increase in the average daily resident fee is due to the inclusion of additional stabilized prototype facilities which have higher basic care rates, a general increase in the basic care rate at other facilities, and an increase in the number of residents receiving plus care and reminiscence care services.

         Management and contract services revenue decreased $2.4 million to $2.4 million for the six months ended June 30, 2000 from $4.8 million for the six months ended June 30, 1999. This decrease is due to the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contact. There were 17 pre-opening services contracts in place during the six months ended June 30, 2000 compared to 18 contracts for the six months ended June 30, 1999.

         During the six months ended June 30, 2000, Sunrise Properties income from property sales was $12.8 million compared to $2.8 million for the six months ended June 30, 1999, for an increase of $10 million. The $12.8 million of income recognized in the current period is comprised of $6.7 million from the June 2000 sale of three properties and $6.1 million that had been deferred from a previous property sale until certain contingencies were met or waived by the buyers. The $2.8 million of income recognized in the prior year period was comprised of $0.9 million from the sale of two assisted living communities in June 1999 and $1.9 million from the sale of two assisted living communities in September 1998. These sales were part of Sunrise's property sale/long-term manage-back program.

         Operating Expenses. Sunrise Properties operating expenses for the six months ended June 30, 2000 increased 38% to $119.5 million from $86.5 million for the six months ended June 30, 1999. Facility operating expenses for the six months ended June 30, 2000 increased 46% to $82.2 million from $56.2 million for the six months ended June 30, 1999. Of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   $26.0 million increase, approximately $7.9 million was attributable to expenses from operations of additional assisted living facilities open during the six months ended June 30, 2000 that were not open during the same period in 1999 and an increase of approximately $12.8 million in expenses for Karrington properties that were owned for the entire six months ended June 30, 2000 compared to one and one-half months in the same period ended June 30, 1999. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full six months in both periods.

         Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the six months ended June 30, 2000 increased $4.2 million to $12.9 million from $8.7 million for the six months ended June 30, 1999. This increase is primarily attributable to the growth in the number of properties managed during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Facility development and pre-rental expense increased $1.1 million to $3.2 million for the six months ended June 30, 2000 compared to $2.1 million for the same period in 1999. The primary cause of this increase is the number of properties that incurred pre-rental expenses in each period; 13 properties (4 wholly-owned) which were opened during the six months ended June 30, 2000 compared to 7 properties (2 wholly-owned) which were opened during the six months ended June 30, 1999.

         Depreciation and amortization for the six months ended June 30, 2000 increased $2.8 million, or 24%, to $14.3 million from $11.5 million for the six months ended June 30, 1999. Of this increase, $0.8 million relates to the depreciable assets acquired from Karrington and the remainder is due to the increase in the number of facilities open during the six months ended June 30, 2000 that were not open during the same period in 1999.

         Facility lease expense was $5.4 million for the six months ended June 30, 2000 compared to $2.4 million for the six months ended June 30, 1999. This increase is directly attributable to the addition of 14 leased facilities in conjunction with the Karrington acquisition in May 1999. The lease expense on these facilities was incurred for the entire six months ended June 30, 2000 compared to only one and one-half months in the same period ended June 30, 1999.

         Sunrise recorded a non-recurring charge of $4.4 million in the second quarter of 1999 related to the consolidation and integration of the acquired operations and development pipeline of Karrington.

         Interest Income (Expense). Interest income increased to $6.2 million for the six months ended June 30, 2000 compared to $5.8 million for the six months ended June 30, 1999. This increase was primarily due to an increase in notes receivable. Interest expense increased for the six months ended June 30, 2000 to $24.0 million from $14.4 million for the six months ended June 30, 1999. Of this $9.6 million increase, $3.2 million was due to

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   additional borrowings and an increase in the variable interest rate under the $400.0 million credit facility and the remainder due to an overall increase in total debt as of June 30, 2000 compared to June 30, 1999 and an increase in the weighted-average interest rate on Sunrise's variable rate debt for the six months ended June 30, 2000 compared to the same period in 1999.

         Equity in losses of unconsolidated assisted living facilities. Equity in losses of unconsolidated assisted living facilities was $1.6 million for the six months ended June 30, 2000 compared to $0.2 million for the six months ended June 30, 1999. The primary reason for the increase is start-up losses on 13 joint venture facilities opened in the twelve months ended June 30, 2000 versus five joint venture facilities opened in the twelve months ended June 30, 1999.

         SUNRISE VENTURES

         Operating Expenses. Sunrise Ventures operating expenses for the six months ended June 30, 2000 were $0.3 million compared to $0.03 million for the six months ended June 30, 1999. These expenses were primarily general and administrative expenses.

         CORPORATE EXPENSES

         Operating Expenses. Parent company operating expenses for the six months ended June 30, 2000 increased $2.6 million to $4.0 million from $1.4 million for the six months ended June 30, 1999. The increase was primarily due to the addition of personnel and other infrastructure in anticipation of the continuing substantial growth of the company.

         Provision for Income Taxes. The provision for income taxes for Sunrise was $5.8 million for the six months ended June 30, 2000 compared to $4.3 million for the six months ended June 30, 1999. The increase was due to an increase in the effective tax rate to 39% for the six months ended June 30, 2000 compared to 25% for the six months ended June 30, 1999. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $2.2 million for the six months ended June 30, 1999.

   LIQUIDITY AND CAPITAL RESOURCES

         To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At June 30, 2000, Sunrise had $742.7 million of outstanding debt, at a weighted average interest rate of 7.61%. Of the amount of outstanding debt, Sunrise had $435.6 million of fixed-rate debt, excluding a $0.4 million loan discount, at a weighted average interest rate of 7.22%, and $307.5 million of variable rate debt at a weighted average interest rate of 8.16%.

         At June 30, 2000, Sunrise had approximately $40.7 million in unrestricted cash and cash equivalents, including $2.0 million in high-quality, short-term investments (A1/P1 rated) and currently has $223.9 million of unused lines of credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in July 2002. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. There were $194.5 million of advances outstanding under this credit facility as of June 30, 2000.

         Two other subsidiaries of Sunrise have revolving credit facilities totaling $38.7 million. The repayments of the amounts outstanding under these credit facilities are guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities bear interest at LIBOR plus 1.95% to 2.00% and totaled $20.3 million as of June 30, 2000.

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

         Sunrise has an $85.4 million, excluding a $0.4 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.4 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

         In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At June 30, 2000, $86.6 million was outstanding.

         On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. There was $74.8 million outstanding as of June 30, 2000.

         As of June 30, 2000, Sunrise had various other debt outstanding totaling approximately $131.5 million with interest rates ranging from 4.6% to 10.0%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise recorded net interest expense for the three months ended June 30, 2000 and 1999 in the amounts of $46,000 and $152,000, respectively, for swap transactions.

         There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

         - require it to meet specified financial tests. For example, Sunrise's $85.4 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to
              1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $258.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

         Net cash provided by operating activities for the six months ended June 30, 2000 and 1999 was approximately $25.9 million and $25.6 million, respectively.

         During the six months ended June 30, 2000 and 1999, Sunrise used $73.4 million and $102.8 million, respectively, for investing activities. Investing activities included investment in property and equipment, related to the construction of assisted living facilities, in the amount of $93.0 million for the six months ended June 30, 2000 and $88.1 million, which included the purchase of one assisted living facility, for the six months ended June 30, 1999. For the six months ended June 30, 2000, Sunrise also invested $72.2 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset by $66.2 million of proceeds from investment in notes receivable. For the six months ended June 30, 1999, Sunrise invested $47.9 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset by $7.5 million of proceeds from investment in notes receivable.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net cash provided by financing activities was $34.7 million for the six months ended June 30, 2000 compared to $94.5 million for the six months ended June 30, 1999. Financing activities for the six months ended June 30, 2000 included additional borrowings of $126.2 million, offset, in part, by debt repayments of $84.7 million, including debt of $23.8 million on the three facilities sold in June, 2000. Additional borrowings during the six months ended June 30, 2000 were primarily used to fund Sunrise's continued development of assisted living facilities and its stock repurchase program. During the six months ended June 30, 1999, additional borrowings were $200.1 million and debt repayments were $107.8 million.

         Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $102.0 million and $144.0 million to complete the facilities Sunrise currently has under construction. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund Sunrise's needs for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources including equity or debt financing. There can be no assurance that required financing and refinancing will be available on acceptable terms.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Sunrise expects that the number of operated facilities will continue to increase substantially as it pursues its development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on Sunrise's management resources. Sunrise's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If Sunrise is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

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

   STOCK REPURCHASE PROGRAM

         Sunrise previously announced that its Board of Directors has authorized the Company to repurchase its outstanding shares up to an aggregate purchase price of $30.0 million over a period of 12 months. In the second quarter of 2000, Sunrise expanded its stock repurchase program to include authorization to repurchase up to $50.0 million of its common stock and/or its outstanding 5.5% convertible subordinated notes. To date, Sunrise has repurchased 360,000 shares at an average price of $14.86 per share through open-market purchases during the period from March 30, 2000 to July 21, 2000.

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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of June 30, 2000.

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

         Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of June 30, 2000, Sunrise has one interest rate swap agreement which effectively establishes a fixed rate of 7.3% on up to $19.0 million of long-term debt until June 2001. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $307.6 million at June 30, 2000 constant, each one percentage point increase in interest rates would result in an increase in annual interest expense of approximately $3.1 million.

         The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. Management considers the fair market value of notes receivable to be equivalent to book value. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2000.

                                                                                                                Estimated
                                                               Maturity Date                                   Fair Market
                                 2001          2002         2003          2004         2005     Thereafter        Value
                                 ----          ----         ----          ----         ----     ----------        -----
                                                          (dollars in thousands)
   ASSETS
   Notes receivable
     Fixed rate               $     3,229     $  5,012    $  17,433             --          --  $    15,091      $ 40,765
      Average interest rate          7.2%        12.0%        10.0%             --          --        10.0%            --
     Variable rate                     --           --           --        $25,994          --           --      $ 25,994
      Average interest rate            --           --           --          11.6%          --           --            --
   Investments
     Bonds                             --           --           --             --          --       $5,750      $  5,750
      Average interest rate            --           --           --             --          --        11.0%            --
   LIABILITIES
   Debt
     Fixed rate               $    68,249     $  3,513    $  16,741        $ 3,685    $  5,408  $   187,961      $286,966
      Average interest rate          8.5%         7.9%         7.2%           8.0%        8.0%         8.1%            --
     Variable rate            $    49,244     $ 19,906    $ 215,211        $11,034    $  7,559  $     4,600      $307,554
      Average interest rate          8.1%         8.6%         8.2%           8.3%        8.6%         4.6%            --
     Convertible notes                 --           --    $ 150,000             --          --           --      $129,750
      Average interest rate            --           --         5.5%             --          --           --            --

   PART II.  OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 12, 2000, Sunrise held its 2000 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect two directors for terms of three years each; (2) to approve the 2000 Stock Option Plan; and (3) to transact such other business as may properly come before the annual meeting or any adjournments thereof.

         The following table sets forth the names of the directors elected at the annual meeting for new three year terms and the number of votes cast for and withheld for each director:

                                                                                                      WITHHOLD
                                                                                                      AUTHORITY
             Directors                                                              FOR                TO VOTE
             ---------                                                              ---                -------
             Thomas J. Donohue                                                   17,167,107            94,176
             David W. Faeder                                                     17,167,070            94,213

         The names of each of the other directors whose terms of offices continued after the annual meeting are as follows: Paul J. Klaassen, Teresa
   M. Klaassen, David G. Bradley, Ronald V. Aprahamian, Richard R. Slager, and Craig R. Callen.

         The 2000 Stock Option Plan also was approved at the meeting. The vote tabulation was as follows: 15,621,144 (90.5% of the total eligible votes excluding broker-non-votes) were cast for approval of the 2000 Stock Option Plan, 1,564,110 votes (9.06% of the total eligible votes excluding broker-non-votes) were cast against such approval and 76,029 votes (0.44% of the total eligible votes excluding broker-non-votes) were abstentions. Broker non-votes totaled 1,812,370.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Exhibit No.                       Exhibit Name
         -----------                       ------------
         10.1                    Limited Liability Company Agreement of Metropolitan Senior Housing, LLC,
                                 a Delaware Limited Liability Company, dated as of June 29, 2000

         10.2                    Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing,
                                 LLC for the sale of three (3) properties

         10.3                    Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing,
                                 LLC for the sale of eight (8) properties

         27                      Financial Data Schedule, which is submitted electronically to the
                                 Securities and Exchange Commission for information only and is not filed.

    (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 SUNRISE ASSISTED LIVING, INC.
                                                                 (Registrant)



                Date:        August 11, 2000                     /s/ Larry E. Hulse
             -----------------------------------------        ---------------------------------------------------------
                                                                 Larry E. Hulse
                                                                 Chief Financial Officer

                Date:        August 11, 2000                     /s/ Carl G. Adams
             -----------------------------------------        ---------------------------------------------------------
                                                                 Carl G. Adams
                                                                 Chief Accounting Officer

                                INDEX OF EXHIBITS

                 Exhibit No.                                      Exhibit Name                                       Page
                 -----------                                      ------------                                       ----
                     10.1

                                               Limited Liability Company Agreement of Metropolitan
                                               Senior Housing, LLC, a Delaware Limited Liability
                                               Company, dated as of June 29, 2000

                     10.2                      Purchase and Sale Agreement dated as of June 29,
                                               2000, by and between certain Sunrise affiliates
                                               and Metropolitan Senior Housing, LLC for the
                                               sale of three (3) properties

                                               Purchase and Sale Agreement dated as of June 29,
                     10.3                      2000, by and between certain Sunrise affiliates
                                               and Metropolitan Senior Housing, LLC for the
                                               sale of eight (8) properties

                                               Financial Data Schedule, which is submitted
                                               electronically to the Securities and Exchange
                      27                       Commission for information only and is not filed.