Form 10-Q
period 2000-09-30
SUNRISE ASSISTED LIVING INC
filed 2000-11-13
CIK 1011064

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Period Ended September 30, 2000

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

                                  Yes    X       No
                                       ------         ------

     As of November 1, 2000, there were 21,389,618 shares of the Registrant's Common Stock outstanding.


===============================================================================

                        SUNRISE ASSISTED LIVING, INC.

                                  FORM 10-Q

                              SEPTEMBER 30, 2000


                                    INDEX


                  PART I.  FINANCIAL INFORMATION                                               PAGE

                  Item 1.  Financial Statements

                           Consolidated Balance Sheets at September 30, 2000 and
                           December 31, 1999                                                     3

                           Consolidated Statements of Income for the three
                           months ended September 30, 2000 and 1999 and nine months
                           ended September 30, 2000 and 1999                                     4

                           Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 2000 and 1999                              5

                           Notes to Consolidated Financial Statements                            6

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   13

                  Item 3.  Quantitative and Qualitative Disclosure About Market Risk             33

                  PART II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                      34

                  Signatures                                                                     35

                        SUNRISE ASSISTED LIVING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                           September 30,            December 31,
                                                                                                2000                    1999
                                                                                         -----------------        ----------------
                                                                                            (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                                          $         76,602         $        53,540
      Accounts receivable, net                                                                     18,418                  15,441
      Notes receivable                                                                              3,247                   1,051
      Deferred income taxes                                                                             -                   8,221
      Assets held for sale                                                                              -                  33,724
      Prepaid expenses and other current assets                                                    29,914                  54,568
                                                                                         ----------------         ---------------
          Total current assets                                                                    128,181                 166,545
    Property and equipment, net of accumulated depreciation
          and amortization of $67,488 and $55,983, respectively                                   805,260                 763,306
    Notes receivable                                                                               76,139                  59,654
    Management contracts and leaseholds, net                                                       24,428                  33,994
    Costs in excess of assets acquired, net                                                        33,709                  35,412
    Investments in unconsolidated assisted living facilities, net                                  26,296                  20,435
    Investments                                                                                     5,750                   5,750
    Other assets                                                                                   18,528                  18,355
                                                                                         ----------------         ---------------
          Total assets                                                                   $      1,118,291         $     1,103,451
                                                                                         ================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                                   $          4,905         $         4,114
      Accrued expenses and other current liabilities                                               25,802                  23,373
      Deferred revenue                                                                             24,286                   7,475
      Current maturities of long-term debt                                                        109,088                  36,103
                                                                                         ----------------         ---------------
          Total current liabilities                                                               164,081                  71,065
    Long-term debt, less current maturities                                                       580,689                 664,840
    Investments in unconsolidated assisted living facilities                                        3,373                   2,561
    Deferred income taxes                                                                          22,128                  22,128
    Other long-term liabilities                                                                     3,967                   4,071
                                                                                         ----------------         ---------------
           Total liabilities                                                                      774,238                 764,665
    Minority interests                                                                              3,843                   3,748
    Preferred stock, $0.01 par value, 10,000,000 shares authorized,
        no shares issued and outstanding                                                                -                       -
    Common stock, $0.01 par value, 60,000,000 shares authorized,
        21,389,201 and 21,938,424 shares issued and outstanding
        in 2000 and 1999                                                                              214                     219
    Currency translation adjustment                                                                  (851)                    (86)
    Additional paid-in capital                                                                    294,478                 304,014
    Retained earnings                                                                              46,369                  30,891
                                                                                         ----------------         ---------------
          Total stockholders' equity                                                              340,210                 335,038
                                                                                         ----------------         ---------------
          Total liabilities and stockholders' equity                                     $      1,118,291         $     1,103,451
                                                                                         ================         ===============


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

                        SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)




                                                  Three months ended                         Nine months ended
                                                     September 30,                             September 30,
                                          ------------------------------------      ------------------------------------
                                                2000               1999                   2000               1999
                                          -----------------  -----------------      -----------------  -----------------
                                                      (Unaudited)                               (Unaudited)
Operating revenue:
    Resident fees                           $       72,293     $       58,896         $       205,845    $      155,571
    Management and contract services                 9,389              7,881                  22,213            21,311
    Income from property sales                       8,802              1,356                  21,558             4,153
                                            --------------     --------------         ---------------    --------------
      Total operating revenue                       90,484             68,133                 249,616           181,035
                                            --------------     --------------         ---------------    --------------

Operating expenses:
    Facility operating                              44,848             36,914                 127,012            93,066
    Management and contract services                 3,629              2,134                   8,013             4,270
    Facility development and pre-rental              1,367              1,774                   4,575             3,874
    General and administrative                       6,663              5,956                  20,296            13,558
    Depreciation and amortization                    9,321              6,621                  25,308            18,637
    Facility lease                                   2,690              2,682                   8,125             5,064
    Non-recurring charge                                 -                  -                       -             4,408
                                            --------------     --------------         ---------------    --------------
      Total operating expenses                      68,518             56,081                 193,329           142,877
                                            --------------     --------------         ---------------    --------------

Income from operations                              21,966             12,052                  56,287            38,158

Interest income (expense):
    Interest income                                  2,938              2,453                   9,167             8,214
    Interest expense                               (13,814)            (8,659)                (37,863)          (23,088)
                                            --------------     --------------         ---------------    --------------
      Net interest expense                         (10,876)            (6,206)                (28,696)          (14,874)

Equity in losses of unconsolidated
    assisted living facilities                        (456)              (310)                 (2,045)             (552)
Minority interests                                      (2)               (79)                   (167)             (368)
                                            --------------     --------------         ---------------    --------------
Income before income taxes                          10,632              5,457                  25,379            22,364
Provision for income taxes                          (4,146)            (1,746)                 (9,898)           (6,011)
                                            --------------     --------------         ---------------    --------------

Net income                                  $        6,486     $        3,711         $        15,481    $       16,353
                                            --------------     --------------         ---------------    --------------




Net income per common share:

      Basic                                 $         0.30     $         0.17         $          0.71    $         0.79
                                            --------------     --------------         ---------------    --------------

      Diluted                               $         0.30     $         0.17         $          0.70    $         0.76
                                            --------------     --------------         ---------------    --------------


                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          --------------------------------
                                                                               2000             1999
                                                                          ---------------  ---------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                                  $      15,481   $      16,353
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from property sales                                                   (8,246)            (70)
      Equity in losses of unconsolidated assisted living facilities                 2,045             552
      Minority interests                                                              167             368
      Provision for bad debts                                                       1,024             597
      Provision for deferred income taxes                                           9,897           5,262
      Depreciation and amortization                                                25,308          18,637
      Amortization of discount on investments                                           -            (575)
      Amortization of premium on investments                                            -               9
      Amortization of financing costs and discount on long-term debt                2,855           1,717
      Non-recurring charge                                                              -           4,408
      Changes in operating assets and liabilities:
        (Increase) decrease:
           Accounts receivable                                                     (4,620)          3,563
           Prepaid expenses and other current assets                                1,381         (10,020)
           Other assets                                                              (150)         (1,422)
        Increase (decrease):
           Accounts payable and accrued expenses                                       24         (10,092)
           Deferred revenue                                                        (1,099)         (1,915)
           Other liabilities                                                          788            (329)
                                                                            -------------   -------------
    Net cash provided by operating activities                                      44,855          27,043
                                                                            -------------   -------------
INVESTING ACTIVITIES
Proceeds from sales of assets                                                      58,020          26,923
Acquisition of interests in facility                                               (1,098)               -
Investment in property and equipment                                              (64,943)       (148,100)
Increase in investment and notes receivable                                      (100,657)        (52,154)
Proceeds from investments and notes receivable                                    105,558           7,488
Increase in restricted cash and cash equivalents                                     (949)         (1,315)
Contributions to investments in unconsolidated
    assisted living facilities                                                     (2,046)           (975)
Distributions from investments in unconsolidated
    assisted living facilities                                                         52              49
                                                                            -------------   -------------
    Net cash used in investing activities                                          (6,063)       (168,084)
                                                                            -------------   -------------
FINANCING ACTIVITIES
Net proceeds from exercised options                                                   100           3,667
Additional borrowings under long-term debt                                        123,439         244,864
Repayment of long-term debt                                                      (126,646)       (121,017)
Financing costs paid                                                               (2,980)         (4,931)
Capital contribution from minority interest                                              -          1,000
Repurchase of stock                                                                (9,643)              -
                                                                            -------------   -------------
    Net cash (used in) provided by financing activities                           (15,730)        123,583
                                                                            -------------   -------------
Net increase (decrease) in cash and cash equivalents                               23,062         (17,458)
Cash and cash equivalents at beginning of period                                   53,540          54,197
                                                                            -------------   -------------
Cash and cash equivalents at end of period                                  $      76,602   $      36,739
                                                                            =============   =============




                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2000 and 1999 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in Sunrise's 1999 Annual Report to Shareholders. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         Certain 1999 balances have been reclassified to conform with the 2000 presentation.

2.  DEBT

         Total debt was $689.8 million at September 30, 2000 compared to $700.9 million at December 31, 1999.

         A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. The facility is used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. The credit facility expires in July 2002. There were $191.7 million of advances outstanding under this credit facility as of September 30, 2000.

         Two other subsidiaries have revolving credit facilities totaling $38.7 million. The repayment of the amounts outstanding under these credit facilities is also guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities totaled $21.7 million as of September 30, 2000 and bear interest at LIBOR plus 1.80% to 2.00%.

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

   June 15, 2000, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise.

         Sunrise has an $85.2 million, excluding a $0.3 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 12 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.2 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001.

         In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At September 30, 2000, $86.2 million was outstanding.

         On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. The eight properties securing the debt were sold on September 30, 2000 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $74.6 million as of September 30, 2000.

         As of September 30, 2000, Sunrise has various other debt outstanding totaling approximately $155.3 million with interest rates ranging from 6.1% to 10.0%.

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



3.  STOCK OPTION PLANS (CONTINUED)

         A summary of Sunrise's stock option activity and related information as of September 30, 2000, is presented below:


                                                                                             Weighted-
                                                               Shares                         Average
      Options                                                  (000)                        Exercise Price
      -------------------------------------               ---------------------------------------------------
      Outstanding - January 1, 2000                                 5,250                       $23.28
      Granted                                                       1,681                        14.67
      Exercised                                                       (36)                        5.58
      Canceled                                                       (669)                       27.01
                                                          ----------------
      Outstanding - September 30, 2000                              6,226                        21.48
                                                          ================

      Exercisable - September 30, 2000                              2,260
                                                          ================




         The following table summarizes information about stock options outstanding at September 30, 2000:



                                           Options Outstanding                        Options Exercisable
                           -------------------------------------------------------------------------------------
                                                Weighted-          Weighted-                       Weighted-
                               Number            Average            Average          Number         Average
Range of                    Outstanding         Remaining          Exercise       Exercisable       Exercise
Exercise Prices                (000)        Contractual Life         Price           (000)           Price
----------------------------------------------------------------------------------------------------------------
$   3.00 -  8.00                    128             5            $     5.08               128    $      5.08
    8.01 - 20.00                  2,616            9.0                14.49               384          16.28
   20.01 - 25.63                  2,591            6.8                24.96             1,442          24.97
   25.64 - 44.56                    891            8.1                33.80               306          34.02
                             ----------                                           -----------
                                  6,226                                                 2,260
                             ==========                                           ===========




4.  COMMITMENTS

         Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $71.4 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



5.  NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -------------------------------------------------------------

                                                                2000           1999            2000            1999
                                                            -----------------------------  ------------------------------
Numerator for basic and diluted net income
    per share                                                $    6,486      $    3,711     $    15,481     $    16,353
Denominator:                                                 ==========      ==========     ===========     ===========
    Denominator for basic net income per
      common share-weighted average shares                       21,503          21,935          21,713          20,744
    Effect of dilutive securities:
      Employee stock options                                        410             343             266             785
Denominator for diluted net income per common                ----------      ----------     -----------     -----------
    share-weighted average shares plus assumed
    conversions                                                  21,913          22,278          21,979          21,529
                                                             ----------      ----------     -----------     -----------
Basic net income per common share                            $     0.30      $     0.17     $      0.71     $      0.79
                                                             ==========      ==========     ===========     ===========
Diluted net income per common share                          $     0.30      $     0.17     $      0.70     $      0.76
                                                             ==========      ==========     ===========     ===========

         Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $22.1 million and $38.6 million as of September 30, 2000 and December 31, 1999, respectively, which relate primarily to development activities.

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

       The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington for the period from May 14, 1999 (excluding assets held for sale, see Note 9) are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations is finalized. Based on the preliminary allocation of the purchase price, the excess purchase price over the estimated fair value of the net assets acquired was $35.5 million. Sunrise acquired cash of $2.4 million in the Karrington acquisition, which is included in the statement of cash flows. The remainder of the Karrington transaction was a non-cash transaction for the statement of cash flows.

       The following unaudited pro forma information presents the results of operations of Sunrise for the nine-month period ended September 30, 1999 as if the acquisition of Karrington had taken place as of January 1, 1999. This pro forma information excludes the results of operations of the assets held for sale. See Note 9. Assets Held For Sale (in thousands, except per share).

                                                        NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1999
                                                   ------------------------------
           Revenue                                           $193,424
           Net income                                           8,446
           Basic earnings per share                              0.37
           Diluted earnings per share                            0.36

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)




8.   INFORMATION ABOUT SUNRISE'S SEGMENTS

         In the first quarter of 2000, Sunrise reorganized and began reporting the results of its three operating divisions - Sunrise Management Services, Sunrise Properties and Sunrise Ventures. During the third quarter of 2000, Sunrise Ventures entered into an agreement with Schroder Ventures Life Sciences ("SVLS") to form a new business that will provide private pay assisted living services to frail seniors in their own homes. SVLS will initially hold a majority interest in the new business, Sunrise At-Home Senior Living. Under the venture agreements, Sunrise has the ability to acquire a 75% interest in Sunrise At-Home under certain conditions and has an option to purchase the SVLS ownership interest.

         Upon completion of the SVLS investment, management determined that the remaining activity of Sunrise Ventures was more appropriately reflected as a component of Sunrise Management Services. Therefore, Sunrise Ventures' operations have been included with Sunrise Management Services in the current and prior periods. Sunrise Assisted Living, Inc. continues as the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)




8.   INFORMATION ABOUT SUNRISE'S SEGMENTS (CONTINUED)

Segment information is as follows (in thousands):

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                2000         1999          2000          1999
                                                            -------------------------------------------------------
  Operating Revenue:
     Sunrise Management Services                                $ 59,683    $ 47,715      $164,569       $121,180
     Sunrise Properties                                           82,493      62,516       231,896        166,797
     Elimination of intersegment revenue                         (51,692)    (42,098)     (146,849)      (106,942)
                                                            -------------------------------------------------------
       Total consolidated operating revenue                       90,484      68,133       249,616        181,035
                                                            -------------------------------------------------------
  Operating Expenses:
     Sunrise Management Services                                  53,393      43,106       149,829        106,824
     Sunrise Properties                                           64,458      54,034       183,988        140,534
     Elimination of intersegment expenses                        (51,692)    (42,098)     (146,849)      (106,942)
                                                            -------------------------------------------------------
       Total consolidated operating expenses                      66,159      55,042       186,968        140,416
                                                            -------------------------------------------------------
       Segment operating income                                   24,325      13,091        62,648        40,619

  Reconciliation to net income:
     Corporate operating expenses                                  2,359       1,039         6,361         2,461
                                                            -------------------------------------------------------
       Income from operations                                     21,966      12,052        56,287        38,158
     Interest expense, net                                       (10,876)     (6,206)      (28,696)      (14,874)
     Equity in losses of unconsolidated assisted
         living facilities                                          (456)       (310)       (2,045)         (552)
     Minority interests                                               (2)        (79)         (167)         (368)
     Provision for income taxes                                   (4,146)     (1,746)       (9,898)       (6,011)
                                                            -------------------------------------------------------

       Total consolidated net income                              $6,486    $  3,711       $15,481      $ 16,353
                                                            =======================================================


         Management and contract services revenue from operations in England was $0.3 million and $0.2 million for the three months ended September 30, 2000 and 1999, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. Management and contract services revenue from operations in Canada was $0.8 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively, and $1.6 million and $0.9 million for the nine months ended September 30, 2000 and 1999, respectively. The remaining revenues and all long-lived assets are domestic.

9.  ASSETS HELD FOR SALE

         Sunrise has concluded its efforts to sell former Karrington operating properties held for sale. In September, the Company sold two former Karrington operating properties for their book value of approximately $7.0 million. Sunrise terminated discussions to sell the remaining 14 operating properties held for sale because market conditions for selling such properties in secondary markets are depressed and the Company believes that it can obtain better prices in the future. Accordingly, these properties have been reclassified from assets held for sale to operating properties and the operations of these properties have been included in Sunrise's consolidated results beginning in the third quarter of 2000.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate the Karrington properties profitably, the Company's ability to execute on its sale/manage back program, market factors that could affect the value of the Company's properties, changes in interest rates, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 1999 Annual Report on Form 10-K. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

   OVERVIEW

         Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 162 facilities in 25 states with a capacity of over 12,700 residents, including 147 facilities owned by Sunrise or in which it has ownership interests and 15 facilities managed for third parties.

         In the first quarter of 2000, Sunrise reorganized and began reporting the results of its three operating divisions - Sunrise Management Services, Sunrise Properties and Sunrise Ventures. During the third quarter of 2000, Sunrise Ventures entered into an agreement with Schroder Ventures Life Sciences ("SVLS") to form a new business that will provide private pay assisted living services to frail seniors in their own homes. SVLS will initially hold a majority interest in the new business, Sunrise At-Home Senior Living, Inc. Under the venture agreements, Sunrise has the ability to acquire a 75% interest in Sunrise At-Home under certain conditions and has an option to purchase the SVLS ownership interest.

         Upon completion of the SVLS investment, management determined that the remaining activity of Sunrise Ventures was more appropriately reflected as a component of Sunrise Management Services. Therefore, Sunrise Ventures' operations have been included with Sunrise Management Services in the current and prior periods. Sunrise Assisted Living, Inc. continues as the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         CONSOLIDATED

         Sunrise has continued to experience growth in operations over the 12 months ended September 30, 2000. During this period, Sunrise began operating an additional 34 facilities. As a result, operating revenue increased to $90.5 million for the three months ended September 30, 2000 from $68.1 million for the three months ended September 30, 1999. Net income increased by $2.8 million to $6.5 million for the three months ended September 30, 2000, or $0.30 per share (diluted), from $3.7 million for the three months ended September 30, 1999, or $0.17 per share (diluted). Sunrise recognized $8.8 million in income from property sales in the third quarter of 2000. This income from property sales was offset, in part, by $4.8 million in pre-tax start-up losses recognized in the third quarter 2000 for the 34 communities opened by Sunrise in the preceding twelve months, almost triple the 12 homes Sunrise opened during the same period last year. There was also an increase in the effective tax rate to 39% in the third quarter of 2000 compared to 32% in the third quarter of 1999. See below for a further discussion of these items.

         SUNRISE MANAGEMENT SERVICES

   The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                      Three Months Ended September 30,
   -------------------------------------------------------------------------------------------------------------
                                                                             2000                  1999
   -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Management and contract services                                     $59,683                $47,715
   Operating expenses:
      Management and contract services                                      48,597                 39,048
      General and administrative                                             4,450                  3,829
      Depreciation and amortization                                            346                    229
   -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                           53,393                 43,106
   -------------------------------------------------------------------------------------------------------------
   Operating income                                                          6,290                  4,609
   Provision for income taxes                                               (2,453)                (1,474)
   -------------------------------------------------------------------------------------------------------------
   Sunrise Management Services net income                                   $3,837                 $3,135
   -------------------------------------------------------------------------------------------------------------


   Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $51,692 and $42,098 for the third quarter of 2000 and 1999, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all communities owned or managed by Sunrise. In addition, the Sunrise Management Services division provides management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction. During the third quarter 2000, Sunrise Management Services provided pre-opening services to Sunrise communities under construction, including two new communities which began construction in the third quarter. Sunrise Management Services had net income of $3.8 million, or $0.18 per share (diluted), for the third quarter 2000 compared to $3.1 million, or $0.14 per share (diluted), in the prior year quarter.

          Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 25% to $59.7 million for the three months ended September 30, 2000 from $47.7 million for the three months ended September 30, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 25% to 160 for third quarter 2000, up from 128 communities in the third quarter of 1999. This growth resulted from the completion and opening of 32 additional facilities and the addition of two managed facilities, net of the sale of two former Karrington facilities that Sunrise will not continue to manage.

         Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended September 30, 2000 increased 24% to $53.4 million from $43.1 million for the three months ended September 30, 1999. Management and contract services expenses for the three months ended September 30, 2000 increased $9.6 million, or 25%, to $48.6 million from $39.0 million for the three months ended September 30, 1999. This increase was directly related to the increase in the number of communities operated by Management Services to 160 in the third quarter of 2000 compared to 128 in the third quarter of 1999. General and administrative expenses increased $0.7 million to $4.5 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated during the last twelve months. However, as a percent of operating revenues, general and administrative expenses have decreased in the current quarter to 7.5% from 8.0% in the prior year quarter.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         SUNRISE PROPERTIES

   The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                                           Three Months Ended September 30,
   -------------------------------------------------------------------------------------------------------------
                                                                             2000                  1999
   -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Resident fees                                                        $72,293                $58,896
      Management and contract services                                       1,398                  2,264
      Income from property sales                                             8,802                  1,356
   -------------------------------------------------------------------------------------------------------------
         Total operating revenue                                            82,493                 62,516
   Operating expenses:
      Facility operating                                                    44,848                 36,914
      Management and contract services                                       6,724                  5,184
      Facility development and pre-rental                                    1,367                  1,774
      General and administrative                                               644                  1,120
      Depreciation and amortization                                          8,185                  6,360
      Facility lease                                                         2,690                  2,682
   -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                           64,458                 54,034
   -------------------------------------------------------------------------------------------------------------
   Operating income                                                         18,035                  8,482
   Interest expense, net                                                   (10,876)                (6,206)
   Equity in losses of unconsolidated assisted
       living facilities                                                      (456)                  (310)
   Minority interest                                                            (2)                   (79)
   Provision for income taxes                                               (2,613)                  (604)
   -------------------------------------------------------------------------------------------------------------
   Sunrise Properties net income                                           $ 4,088                 $1,283
   -------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------

   Note: Operating expenses include costs with Sunrise Management Services in the amounts of $51,692 and $42,098 for the third quarter of 2000 and 1999, respectively.

         Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing and real estate sales. As of September 30, 2000, the Sunrise Properties division wholly-owned 101 communities, a 23% increase over the 82 communities wholly-owned as of September 30, 1999. In addition, Sunrise Properties has majority ownership interests in four communities and minority ownership interests in another 40 communities.

         Sunrise Properties' growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise Properties currently has 21 facilities under construction with a resident capacity of over 1,800. Sunrise Properties has also entered into contracts to purchase or lease 45 additional development sites, 23 of which are zoned. Sunrise Properties is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

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

         On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. Also, on June 29, 2000, the venture company closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction resulted in the realization of $13.3 million in gain, which is expected to be recognized over the four quarters following the sale, subject to certain contingencies being met, of which $2.2 million was recognized in the current quarter. On September 30, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The eight properties are located in seven states. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction resulted in the realization of $26.0 million in gain which is expected to be recognized over the four quarters following the sale, subject to certain contingencies being met, of which $6.6 million was recognized in the current quarter. The Sunrise Management Services division will continue to provide day-to-day management of the communities under long-term operating agreements.

         In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.3 million in gain over the three quarters following the sale, subject to certain contingencies being met or waived by the buyers, of which the final $6.1 million was recognized during the three months ended March 31, 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of September 30, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

         Sunrise Properties continues to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada, and purchase commitments for two properties to be developed in the United Kingdom. Sunrise Properties and Sunrise Management Services provide management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future. As of September 30, 2000, the third party has provided approximately $20.8 million and Sunrise Properties has provided $3.3 million of equity capital to the joint venture.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Sunrise Properties had net income of $4.1 million, or $0.19 per share (diluted), for the third quarter 2000 compared to $1.3 million, or $0.06 per share (diluted), in the prior year period. This increase in net income was due primarily to the income from property sales, offset by start-up losses from the record number of new communities that were opened during the previous twelve months, and an increase in the effective tax rate for the second quarter of 2000.

         Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 32% to $82.5 million for the three months ended September 30, 2000 from $62.5 million for the three months ended September 30, 1999. Resident fees, including community fees, for the three months ended September 30, 2000 increased $13.4 million, or 23%, to $72.3 million from $58.9 million for the three months ended September 30, 1999. This increase was due primarily to the inclusion for the three months ended September 30, 2000 of approximately $7.7 million of resident fees generated from the operations of assisted living facilities open during the three months ended September 30, 2000 that were not open during the three months ended September 30, 1999. In addition, resident fees of $3.0 million were included in the three months ended September 30, 2000 from properties previously held for sale. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

         Average resident occupancy for Sunrise's 96 stabilized communities during the third quarter of 2000 was 91.4% compared to 94.4% for the 58 Sunrise communities stabilized during the third quarter of 1999. The third quarter of 2000 marks the first time that all Karrington facilities were included in the stabilized consolidated portfolio. Although the financial performance of these properties continues to improve, they have a negative impact on occupancy and margins for the stabilized portfolio. Comparing the 67 same-store properties for the third quarter of 2000 and the second quarter of 2000 (which excludes the Karrington facilities that are now stabilized) would have resulted in occupancy of 93.4% versus 93.2%, respectively. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

         Average daily rate for stabilized facilities during the third quarter of 2000 was $105 compared to $99 during the third quarter of 1999. For the 56 facilities currently owned which were stabilized in both the third quarter of 1999 and the third quarter of 2000, average daily rate increased from $98 to $104. The increase is due to the inclusion of additional prototype facilities which have higher basic care rates and a general increase in the basic care rate.

         Management and contract services revenue decreased $0.9 million to $1.4 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. This decrease is due to a reduction in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 16 pre-opening services contracts in place during

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   the three months ended September 30, 2000 compared to 21 contracts for the three months ended September 30, 1999.

         During the three months ended September 30, 2000, Sunrise Properties income from property sales was $8.8 million compared to $1.4 million for the three months ended September 30, 1999, for an increase of $7.4 million. Of the $8.8 million of income recognized in the third quarter of 2000, $6.6 million was from the sale of eight communities in September 2000 and $2.2 million was income previously deferred from the sale of three communities in June 2000. In the third quarter of 1999, Sunrise recognized $1.4 million that was part of the income deferred from previous property sales until certain contingencies were met or waived by the buyers.

         Operating Expenses. Sunrise Properties operating expenses for the three months ended September 30, 2000 increased 19% to $64.5 million from $54.0 million for the three months ended September 30, 1999. Facility operating expenses for the three months ended September 30, 2000 increased 21% to $44.8 million from $36.9 million for the three months ended September 30, 1999. Of the $7.9 million increase, approximately $4.9 million was attributable to expenses from operations of additional assisted living facilities open during the three months ended September 30, 2000 that were not open during the same period in 1999. In addition, facility operating expenses of $2.1 million were included in the three months ended September 30, 2000 from properties previously held for sale. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods.

         Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the three months ended September 30, 2000 increased $1.5 million to $6.7 million from $5.2 million for the three months ended September 30, 1999. This increase is primarily attributable to the growth in the number of properties managed during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         Depreciation and amortization for the three months ended September 30, 2000 increased $1.8 million, or 28%, to $8.2 million from $6.4 million for the three months ended September 30, 1999. This increase is primarily due to the increase in the number of facilities open during the three months ended September 30, 2000 that were not open during the same period in 1999.

         Net Interest Expense. Net interest expense increased for the three months ended September 30, 2000 to $10.9 million from $6.2 million for the three months ended September 30, 1999. Of this $4.7 million increase, $1.5 million was due to additional borrowings and an increase in the variable interest rate under the $400.0 million credit facility. The remaining increase is due to an overall increase in total debt as of September 30, 2000 compared to September 30, 1999 and an increase to 8.3% in the weighted-average

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   interest rate on Sunrise's variable rate debt for the third quarter of 2000 compared to 7.2% for the third quarter of 1999.

         CORPORATE EXPENSES

         Operating Expenses. Parent company operating expenses for the three months ended September 30, 2000 increased $1.4 million to $2.4 million from $1.0 million for the three months ended September 30, 1999. The increase was primarily due to the addition of personnel and other infrastructure in anticipation of the continuing substantial growth of the company.

         Provision for Income Taxes. The provision for income taxes for Sunrise was $4.1 million for the three months ended September 30, 2000 compared to $1.7 million for the three months ended September 30, 1999. The increase was due to an increase in pre-tax income and an increase in the effective tax rate to 39% in the third quarter of 2000 compared to 32% in the third quarter of 1999. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $0.4 million for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         CONSOLIDATED

         Sunrise has continued to experience growth in operations over the 12 months ended September 30, 2000. During this period, Sunrise began operating an additional 34 facilities. As a result, operating revenue increased to $249.6 million for the nine months ended September 30, 2000 from $181.0 million for the nine months ended September 30, 1999. Net income decreased by $0.9 million to 15.5 million for the nine months ended September 30, 2000, or $0.70 per share (diluted), from $16.4 million for the nine months ended September 30, 1999, or $0.76 per share (diluted). Sunrise recognized $21.6 million in income from the sale of properties. This income from property sales was offset, in part, by $13.4 million in pre-tax start-up losses recognized in the first nine months of 2000 for the communities opened by Sunrise in the preceding twelve months in which Sunrise has an ownership interest, almost triple the number of homes Sunrise opened during the same period last year. Interest expense increased by $14.8 million during the nine months ended September 30, 2000 compared to the year ago period primarily due to increased borrowings and an increase in the weighted average interest rate. There was also an increase in the effective tax rate to 39% for the nine months ended September 30, 2000 compared to 27% for the nine months ended September 30, 1999. In the nine months ended September 30, 1999, Sunrise recorded a non-recurring charge of $4.4 million related to the Karrington acquisition. See below for further discussion of these items.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         SUNRISE MANAGEMENT SERVICES

   The following table sets forth the components of Sunrise Management Services net income (in thousands):


                                                                          Nine Months Ended September 30,
   -------------------------------------------------------------------------------------------------------------
                                                                             2000                  1999
   -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Management and contract services                                    $164,569               $121,180
   Operating expenses:
      Management and contract services                                     135,223                 97,337
      General and administrative                                            13,567                  8,811
      Depreciation and amortization                                          1,039                    676
   -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                          149,829                106,824
   -------------------------------------------------------------------------------------------------------------
   Operating income                                                         14,740                 14,356
   Provision for income taxes                                               (5,749)                (3,990)
   -------------------------------------------------------------------------------------------------------------
   Sunrise Management Services net income                                  $ 8,991                $10,366
   -------------------------------------------------------------------------------------------------------------

   Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $146,849 and $106,942 for the nine months ended September 30, 2000 and 1999, respectively.

         During the first nine months of 2000, Sunrise Management Services began operating 22 new communities and provided pre-opening services for Sunrise communities under construction, eleven of which began in the first nine months of 2000. Sunrise Management Services had net income of $9.0 million, or $0.41 per share (diluted), for the nine months ended September 30, 2000 compared to $10.4 million, or $0.48 per share (diluted), for the same period in the prior year. The reduction in net income was due primarily to an increase in divisional general and administrative expenses and an increase in the income tax rate between the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

          Operating Revenue. Total revenues for Sunrise Management Services increased 36% to $164.6 million for the nine months ended September 30, 2000 from $121.2 million for the nine months ended September 30, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 25% to 160 as of September 30, 2000 up from 128 communities as of September 30, 1999. This growth resulted from the completion and opening of 32 additional facilities and the addition of 2 managed facilities, net of the sale of 2 former Karrington facilities that Sunrise will not continue to manage.

         Operating Expenses. Total operating expenses for the nine months ended September 30, 2000 increased 40% to $149.8 million from $106.8 million for the nine months ended September 30, 1999. Management and contract services expenses for the nine months ended September 30, 2000 increased $37.9 million, or 39%, to $135.2 million from $97.3 million for the nine months ended September 30, 1999. This increase was directly related to the

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   increase in the number of communities operated by Management Services to 160 as of September 30, 2000 compared to 128 as of September 30, 1999. General and administrative expenses increased $4.8 million to $13.6 million for the nine months ended September 30, 2000 from $8.8 million for the nine months ended September 30, 1999. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated, through acquisition and new home openings, during the last twelve months.

         SUNRISE PROPERTIES

   The following table sets forth the components of Sunrise Properties net income (in thousands):


                                                                          Nine Months Ended September 30,
   -------------------------------------------------------------------------------------------------------------
                                                                             2000                  1999
   -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Resident fees                                                       $205,845               $155,571
      Management and contract services                                       4,493                  7,073
      Income from property sales                                            21,558                  4,153
   -------------------------------------------------------------------------------------------------------------
         Total operating revenue                                           231,896                166,797
   Operating expenses:
      Facility operating                                                   127,012                 93,066
      Management and contract services                                      19,639                 13,875
      Facility development and pre-rental                                    4,575                  3,874
      General and administrative                                             2,175                  2,381
      Depreciation and amortization                                         22,462                 17,866
      Facility lease                                                         8,125                  5,064
      Non-recurring charges                                                      -                  4,408
   -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                          183,988                140,534
   -------------------------------------------------------------------------------------------------------------
   Operating income                                                         47,908                 26,263
   Interest expense, net                                                   (28,696)               (14,874)
   Equity in losses of unconsolidated assisted
       living facilities                                                    (2,045)                  (552)
   Minority interest                                                          (167)                  (368)
   Provision for income taxes                                               (6,630)                (2,715)
   -------------------------------------------------------------------------------------------------------------
   Sunrise Properties net income                                           $10,370                $ 7,754
   -------------------------------------------------------------------------------------------------------------

   Note: Operating expenses include costs with Sunrise Management Services in the amounts of $146,849 and $106,942 for the nine months ended September 30, 2000 and 1999, respectively.

         Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing, and real estate sales. As of September 30, 2000, the Sunrise Properties division wholly-owned 101 communities, a 23% increase over the 82 communities wholly-owned as of September 30, 1999. In addition, Sunrise Properties has majority ownership interests in 4 communities, minority ownership interests in another 40 communities.

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

         On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. Also on June 29, 2000, the venture company closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction resulted in the realization of $13.3 million in gain, which is expected to be recognized over the four quarters following the sale, subject to certain contingencies being met, of which $8.9 million was recognized in the nine months ended September 30, 2000. On September 30, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The eight properties are located in seven states. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction resulted in the realization of $26.0 million in gain, which is expected to be recognized over the four quarters following the sale, subject to certain contingencies being met, of which $6.6 million was recognized in the nine months ended September 30, 2000. The Sunrise Management Services division will continue to provide day-to-day management of the communities under long-term operating agreements.

         In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.3 million in gain over the 3 quarters following the sale, subject to certain contingencies being met or waived by the buyers, of which the final $6.1 million was recognized during the three months ended March 31, 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of September 30, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

         Sunrise Properties continues to explore international development and acquisition possibilities in the United Kingdom and Canada and has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada, and purchase commitments for two properties in the United Kingdom. Sunrise Properties and Sunrise Management Services provide management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future. As of September 30, 2000, the third party

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   has provided approximately $20.8 million and Sunrise Properties has provided $3.3 million of equity capital to the joint venture.

         Sunrise Properties had net income of $10.4 million, or $0.47 per share (diluted), for the nine months ended September 30, 2000 compared to $7.7 million, or $0.36 per share (diluted), in the prior year period. This increase in net income was due primarily to income from property sales as part of Sunrise Properties' long-term property sale/manage back program. Income from property sales has been offset by start-up losses from the record number of new communities opened in the previous twelve months.

         Operating Revenue. Sunrise Properties revenues increased 39% to $231.9 million for the nine months ended September 30, 2000 from $166.8 million for the nine months ended September 30, 1999. Resident fees, including community fees, for the nine months ended September 30, 2000 increased $50.2 million, or 32%, to $205.8 million from $155.6 million for the nine months ended September 30, 1999. This increase was due primarily to (1) the inclusion for the nine months ended September 30, 2000 of approximately $17.1 million of resident fees generated from the operations of assisted living facilities open during the nine months ended September 30, 2000 that were not open during the nine months ended September 30, 1999, (2) an increase of approximately $17.3 million in resident fees for Karrington properties that were owned for the entire nine months ended September 30, 2000 compared to four and one-half months in the same period ended September 30, 1999 and (3) resident fees of $3.5 million from properties previously held for sale. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

         Average resident occupancy for owned facilities operated by Sunrise for at least 12 months or that have achieved stabilization of 95% or above at the beginning of the period, decreased to 94.0% for the nine months ended September 30, 2000 compared to 95.5% for the nine months ended September 30, 1999. For the 47 facilities currently owned which were stabilized in both the nine months ended September 30, 1999 and 2000, occupancy remained constant at 95.6%.

         Average daily rate for stabilized facilities during the nine months ended September 30, 2000 was $106 compared to $97 during the same period in 1999. For the 47 facilities currently owned which were stabilized in both the nine months ended September 30, 2000 and 1999, average daily rate increased from $96 to $102. The increase is due to the inclusion of additional prototype facilities which have higher basic care rates and a general increase in the basic care rate.

         Management and contract services revenue decreased $2.6 million to $4.5 million for the nine months ended September 30, 2000 from $7.1 million for the nine months ended September 30, 1999. This decrease is due to the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contact. There were 23 pre-opening services contracts in place during the nine months ended September 30, 2000 compared to 25 contracts for the nine months ended September 30, 1999.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the nine months ended September 30, 2000, Sunrise Properties income from property sales was $21.6 million compared to $4.2 million for the nine months ended September 30, 1999, for an increase of $17.4 million. The $21.6 million of income recognized in the current period is comprised of $6.6 million from the September 2000 sale of eight properties, $8.9 million from the June 2000 sale of three properties and $6.1 million that had been deferred from a previous property sale until certain contingencies were met or waived by the buyers. During the nine months ended September 30, 1999, Sunrise recognized $4.2 million of income from property sales, some of which was previously deferred until resolution of contractual contingencies, relating to the prior sale of assisted living communities.

         Operating Expenses. Sunrise Properties operating expenses for the nine months ended September 30, 2000 increased 31% to $184.0 million from $140.5 million for the nine months ended September 30, 1999. Facility operating expenses for the nine months ended September 30, 2000 increased 36% to $127.0 million from $93.1 million for the nine months ended September 30, 1999. This $33.9 million increase primarily was due to (1) $12.2 million of expenses from operations of additional assisted living facilities open during the nine months ended September 30, 2000 that were not open during the same period in 1999, (2) $12.5 million of expenses for Karrington properties that were owned for the entire nine months ended September 30, 2000 compared to four and one-half months in the same period ended September 30, 1999 and (3) $2.5 million of expenses from properties previously held for sale. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full nine months in both periods.

         Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the nine months ended September 30, 2000 increased $5.7 million to $19.6 million from $13.9 million for the nine months ended September 30, 1999. This increase is primarily attributable to the growth in the number of properties managed during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Facility development and pre-rental expense increased $0.7 million to $4.6 million for the nine months ended September 30, 2000 compared to $3.9 million for the same period in 1999. The primary cause of this increase is the number of properties that incurred pre-rental expenses in each period; 8 wholly-owned properties were opened during the nine months ended September 30, 2000 compared to 3 wholly-owned properties which were opened during the nine months ended September 30, 1999.

         Depreciation and amortization for the nine months ended September 30, 2000 increased $4.6 million, or 26%, to $22.5 million from $17.9 million for the nine months ended September 30, 1999. Of this increase, $1.8 million relates to the depreciable assets and costs in excess of assets acquired from Karrington and the remainder is due to the increase in the number of facilities open during the nine months ended September 30, 2000 that were not open during the same period in 1999.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Facility lease expense was $8.1 million for the nine months ended September 30, 2000 compared to $5.1 million for the nine months ended September 30, 1999. This increase is primarily attributable to the addition of 14 leased facilities in conjunction with the Karrington acquisition in May 1999. The lease expense on these facilities was incurred for the entire nine months ended September 30, 2000 compared to only four and one-half months in the same period ended September 30, 1999.

         Net Interest Expense. Interest income increased to $9.2 million for the nine months ended September 30, 2000 compared to $8.2 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in notes receivable. Interest expense increased for the nine months ended September 30, 2000 to $37.9 million from $23.1 million for the nine months ended September 30, 1999. Of this $14.8 million increase, $4.7 million was due to additional borrowings and an increase in the variable interest rate under the $400.0 million credit facility and $1.9 million was from debt acquired in the Karrington acquisition. The remainder was due to an overall increase in total debt as of September 30, 2000 compared to September 30, 1999 and an increase in the weighted-average interest rate on Sunrise's variable rate debt for the nine months ended September 30, 2000 compared to the same period in 1999.

         Equity in losses of unconsolidated assisted living facilities. Equity in losses of unconsolidated assisted living facilities was $2.0 million for the nine months ended September 30, 2000 compared to $0.6 million for the nine months ended September 30, 1999. The primary reason for the increase is start-up losses on 16 joint venture facilities opened in the twelve months ended September 30, 2000 versus five joint venture facilities opened in the twelve months ended September 30, 1999.

         CORPORATE EXPENSES

         Operating Expenses. Parent company operating expenses for the nine months ended September 30, 2000 increased $3.9 million to $6.4 million from $2.5 million for the nine months ended September 30, 1999. The increase was primarily due to the addition of personnel and other infrastructure in anticipation of the continuing substantial growth of the company.

         Provision for Income Taxes. The provision for income taxes for Sunrise was $9.9 million for the nine months ended September 30, 2000 compared to $6.0 million for the nine months ended September 30, 1999. The increase was due to an increase in pre-tax income and an increase in the effective tax rate to 39% for the nine months ended September 30, 2000 compared to 27% for the nine months ended September 30, 1999. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income taxes by $2.7 million for the nine months ended September 30, 1999.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   LIQUIDITY AND CAPITAL RESOURCES

         To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At September 30, 2000, Sunrise had $689.8 million of outstanding debt, at a weighted average interest rate of 7.57%. Of the amount of outstanding debt, Sunrise had $360.3 million of fixed-rate debt, excluding a $0.3 million loan discount, at a weighted average interest rate of 6.92%, and $329.8 million of variable rate debt at a weighted average interest rate of 8.28%.

         At September 30, 2000, Sunrise had approximately $76.6 million in unrestricted cash and cash equivalents, including $12.1 million in high-quality, short-term investments (A1/P1 rated) and currently has $225.4 million of unused lines of credit.

         A subsidiary of Sunrise has a syndicated revolving credit facility for $400.0 million. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility expires in July 2002. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all other assets of the subsidiary. Advances under the facility bear interest at LIBOR plus 1.75%. There were $191.7 million of advances outstanding under this credit facility as of September 30, 2000.

         Two other subsidiaries of Sunrise have revolving credit facilities totaling $38.7 million. The repayments of the amounts outstanding under these credit facilities are guaranteed by Sunrise. The credit facilities are secured by real property and first liens on other assets. Advances under these facilities bear interest at LIBOR plus 1.80% to 2.00% and totaled $21.7 million as of September 30, 2000.

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

         Sunrise has an $85.2 million, excluding a $0.3 million discount, multi-property mortgage, collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 12 facilities. The multi-property mortgage consists of two separate debt classes: Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001; and Class B in the amount of $20.2 million bears a variable interest rate of LIBOR plus 1.75% and is payable in installments through May 2001. Given the maturity date of May 2001, this debt has been classified as current on Sunrise's balance sheet. Sunrise believes that it will have the necessary proceeds to repay this debt through the use of existing cash on hand, proceeds from property sales that may

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   occur prior to maturity, existing credit lines, the repayment of outstanding notes receivable and other financing expected to be available.

         In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into a fixed rate debt. At September 30, 2000, $86.2 million was outstanding.

         On March 22, 2000, Sunrise closed a $75.0 million loan secured by eight properties. The loan bears interest at a fixed rate of 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and $30.0 million stock repurchase programs. The eight properties securing the debt were sold on September 30, 2000 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $74.6 million as of September 30, 2000.

         As of September 30, 2000, Sunrise had various other debt outstanding totaling approximately $155.3 million with interest rates ranging from 6.1% to 10.0%.

         Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise recorded net interest expense for the nine months ended September 30, 2000 and 1999 in the amounts of $142,000 and $410,000, respectively, for swap transactions.

         There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

         - require it to meet specified financial tests. For example, Sunrise's $85.2 million multi-property mortgage, which is secured by 12 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $258.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

         Net cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was approximately $44.9 million and $27.0 million, respectively.

         During the nine months ended September 30, 2000 and 1999, Sunrise used $6.1 million and $168.1 million, respectively, for investing activities. Investing activities included investment in property and equipment related to the construction of assisted living facilities, in the amount of $64.9 million (net of disposals related to sales) for the nine months ended September 30, 2000 and $148.1 million, which included the purchase of one assisted living facility, for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, Sunrise also invested $100.7 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset by $105.6 million of proceeds from investment in notes receivable. For the nine months ended September 30, 1999, Sunrise invested $52.2 million in notes receivable to facilitate the development of assisted living facilities with third parties, offset, in part, by $7.5 million of proceeds from investment in notes receivable.

         Net cash used for financing activities was $15.7 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $123.6 million for the nine months ended September 30, 1999. Financing activities for the nine months ended September 30, 2000 included additional borrowings of $123.4 million, offset, by debt repayments of $126.6 million, including debt of $105.8 million on the thirteen facilities sold in 2000. Additional borrowings during the nine months ended September 30, 2000 were primarily used to fund Sunrise's continued development of assisted living facilities and its stock repurchase program. During the nine months ended September 30, 1999, additional borrowings were $244.9 million and debt repayments were $121.0 million.

         Sunrise currently estimates that the existing credit facilities, proceeds from sales of selected real estate properties as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $94 million and $132 million to complete the facilities Sunrise currently has under construction. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund Sunrise's needs for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources including equity or debt financing. There can be no assurance that required financing and refinancing will be available on acceptable terms.

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

         As described above, regulation and other barriers to entry into the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in Sunrise market areas could, therefore, cause Sunrise to experience decreased occupancy, depressed margins or lower operating results. Sunrise believes that each local market is different and Sunrise does and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

   STOCK REPURCHASE PROGRAM

         Sunrise's Board of Directors has authorized the Company to repurchase its outstanding common stock and/or its outstanding 5 1/2% convertible subordinated notes up to an aggregate purchase price of $50.0 million over a period of 12 months. To date, Sunrise has repurchased 585,000 shares of common stock at an average price of $16.66 per share through open-market purchases during the period from March 30, 2000 to September 30, 2000.

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

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), which is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Sunrise will implement SAB 101 in the fourth quarter of 2000. Sunrise is in the process of completing its review of the effects of SAB 101 on its operations, however, it is not anticipated to materially affect results of operations or the financial position of Sunrise.

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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of September 30, 2000.

         Sunrise has investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 20%. Sunrise's investment in bonds is secured by the operating property subject to the debt and managed by Sunrise. The majority of the investments have fixed rates. Two of the notes have an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, which ever is more favorable, in management's judgment at the time of financing.

         Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of September 30, 2000, Sunrise has one interest rate swap agreement which effectively establishes a fixed rate of 7.3% on up to $19.0 million of long-term debt until June 2001. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $329.8 million at September 30, 2000 constant, each one percentage point increase in interest rates would result in an increase in annual interest expense of approximately $3.3 million.

         The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. Management considers the fair market value of notes receivable to be equivalent to book value. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2000.

                                                                                                              Estimated
                                                             Maturity Date                                   Fair Market
                                 2001         2002         2003          2004          2005     Thereafter      Value
                                 ----         ----         ----          ----          ----     ----------      -----
                                                          (dollars in thousands)
   ASSETS
   Notes receivable
     Fixed rate                   $ 3,247     $ 22,365           --             --          --    $  26,186      $ 51,798

      Average interest rate          7.2%        10.4%           --             --          --        10.0%            --
     Variable rate                     --       $  970           --       $ 26,618          --           --      $ 27,588
      Average interest rate            --        13.5%           --          11.6%          --           --            --
   Investments
     Bonds                             --           --           --             --          --       $5,750      $  5,750
      Average interest rate            --           --           --             --          --        11.0%            --

   LIABILITIES
   Debt
     Fixed rate                  $ 67,127     $ 15,831       $2,398        $ 2,589     $ 4,110    $ 117,895      $202,218
      Average interest rate          8.5%         7.1%         7.7%           7.7%        7.7%         7.7%            --
     Variable rate               $ 41,682     $211,796     $ 53,793        $10,989     $ 7,172    $   4,400      $329,832
      Average interest rate          8.1%         8.3%         8.5%           8.3%        8.3%         6.1%            --
     Convertible notes                 --     $150,000           --             --          --           --      $139,948
      Average interest rate            --         5.5%           --             --          --           --            --



   PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibits No.                          Exhibit Name
         ------------                          ------------
         10.1                       Employment Agreement, dated as of
                                    September 12, 2000, by and between Sunrise
                                    Assisted Living, Inc. and Paul J.
                                    Klaassen.

         27                         Financial Data Schedule, which is
                                    submitted electronically to the Securities and Exchange Commission for information only and is not filed.


(b)      REPORTS ON FORM 8-K

         Not Applicable

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                 SUNRISE ASSISTED LIVING, INC.
                                                                 (Registrant)


                Date:        November 10, 2000                   /s/ Larry E. Hulse
             -----------------------------------------        ------------------------------------------------
                                                                 Larry E. Hulse
                                                                 Chief Financial Officer


                Date:        November 10, 2000                   /s/ Carl G. Adams
             -----------------------------------------        ------------------------------------------------
                                                                 Carl G. Adams
                                                                 Chief Accounting Officer

                              INDEX OF EXHIBITS



                 Exhibit No.                                      Exhibit Name                                       Page
                 ----------                                       ------------                                       ----
                     10.1                       Employment Agreement, dated as of September 12,
                                                2000, by and between Sunrise Assisted Living,
                                                Inc. and Paul J. Klaassen

                      27                        Financial Data Schedule, which is submitted
                                                electronically to the Securities and Exchange
                                                Commission for information only and is not filed

                                                                    Exhibit 10.1

                                                              September 12, 2000

                              EMPLOYMENT AGREEMENT

       THIS EMPLOYMENT AGREEMENT (the "Agreement") made and effective as of September 12, 2000, (the "Effective Date"), by and between Sunrise Assisted Living, a corporation organized and existing under the laws of Delaware (the "Company") and Paul J. Klaassen (the "Executive").

                              W I T N E S S E T H:

       WHEREAS, the Company wishes to employ the Executive as Chairman and Chief Executive Officer on the terms and conditions set forth in this Agreement; and

       WHEREAS, the Executive is willing to accept such employment on such terms and conditions;

       NOW, THEREFORE, in consideration of the premises and of the mutual promises, representations and covenants herein contained, the parties hereto agree as follows:

1. SCOPE OF EMPLOYMENT. The Company hereby agrees to employ the Executive upon the terms and conditions herein set forth and to perform such executive duties as may be determined and assigned to him by the Board of Directors of the Company (the "Board"). The Executive hereby accepts such employment, subject to the terms and conditions herein set forth. The Executive shall have the title of Chairman and Chief Executive Officer. While serving as Chairman and Chief Executive Officer, the Executive shall have the customary duties and powers of such position. Executive shall not be employed by any other organization during the Term of this Agreement.

2.     TERM.

       (a) The term of Executive's employment under this Agreement shall be for five (5) years. It shall begin on the Effective Date and thereafter on an annual basis be extended for a five-year period, unless it is earlier terminated as follows:

              (i)    By the Company for Good Cause (as hereinafter defined);

              (ii) By the Company for other than Good Cause upon the giving of thirty (30) days written notice. For purposes hereof, Executive shall be deemed terminated by the Company for other than Good Cause if he terminates employment for Good Reason (as hereinafter defined);

              (iii)  In the event of the Company's dissolution or liquidation;

              (iv) By the Executive for any reason other than retirement upon the giving of thirty (30) days written notice;

              (v)    In the event of the death of the Executive; or

              (vi) In the event of the disability of Executive (as hereinafter defined).

       (b)    For purposes hereof, "Good Cause" shall mean, and be limited to,
       (i) any material breach by the Executive of the terms of this Agreement,
       (ii) the Executive's willful commission of acts of dishonesty in connection with his position, (iii) chronic absenteeism (other than by reason of disability), (iv) the Executive's willful failure or refusal to perform the essential duties of his position, (v) conviction of a felony, or (vi) the Executive's engaging in illegal or other wrongful conduct substantially detrimental to the business or reputation of the Company. If a ground for termination under this Section 2(b) is amenable to cure, the Company shall provide the Executive with written notice describing the nature of the ground for termination. If the Executive cures same within thirty (30) days after receiving such notice, there shall be no termination for Good Cause.

       (c) For purposes hereof, the term "Good Reason" shall mean the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

              (i) the assignment to Executive by the Board of Directors or other officers or representatives of Company of duties materially inconsistent with the duties associated with the position described in Section 1 as such duties are constituted as of the Effective Date;

              (ii) a material change in the nature or scope of Executive's authority from those applicable to him as Chairman and Chief Executive Officer as such duties are constituted on the Effective Date;

              (iii) the occurrence of material acts or conduct on the part of Company or its officers and representatives which have as their purpose forcing the resignation of Executive or preventing him from performing his duties and responsibilities pursuant to this Agreement;

              (iv) a material breach by Company of any material provision of this Agreement, provided that failure of Company to pay any amount, or to provide any benefit, pursuant to the provision of Articles 3 and 4 hereof shall be deemed to be a material breach by Company of a material provision of this Agreement and shall provide Executive the right to terminate his employment under this Agreement at any time after such 30 day period; or

              (v) requiring Executive to be principally based at any office or location more than 50 miles from the current offices of the Company in McLean, Virginia.

       (d) For purposes hereof, the term "disability" shall have the same definition as is set forth in the then current group disability policy, if any, maintained by the Company for its executive employees. In the event that the Company does not have such a group term disability policy, the definition of "disability" shall be as is set forth in the individual disability policy, if any, purchased in order to fund the Company's liability under this

       Agreement in the event of the Executive's disability. In the event that the Company maintains no such disability policies, "disability" shall mean the inability of the Executive, due to illness, accident or any other physical or mental incapacity, to perform his duties in a normal manner for a period of six (6) consecutive months.

3.     COMPENSATION.

       (a) Annual Salary. The Company agrees to pay the Executive, and the Executive agrees to accept, in payment for services to be rendered by the Executive hereunder, an initial base salary of Three Hundred Thousand Dollars ($300,000) per annum. The salary shall be payable in equal periodic installments, not less frequently than monthly, less such sums as may be required to be deducted or withheld under the provisions of federal, state or local law. The Company agrees to review the Executive's salary annually at or around January 1st of each calendar year (or such other time as the Company and Executive mutually agree), commencing on or about January 1, 2001, for adjustment based on the Executive's performance.

       (b) Annual Bonus. In addition to Executive's salary, the Executive shall be eligible to receive an annual bonus based upon the achievement of goals established by the compensation committee of the Board of the Company (the "Compensation Committee") after due consultation with the Executive. Initially, the Executive's annual bonus will be targeted at a minimum of $300,000.

              The Compensation Committee in its discretion, shall base such bonus payment upon the satisfaction of one or more performance goals ("Performance Goals"). The Performance Goals shall be based upon the achievement of (i) a specified level, of (x) the Company's consolidated pre-tax or after-tax earnings or EBITDA or (y) the pre-tax or after-tax earnings, or the EBITDA, of any particular subsidiary, division or other business unit of the Company, (ii) the achievement of a specified level of revenues, earnings, costs, return on assets, return or equity, return on capital, return on investment, return on assets under management, net operating income or net operating income as a percentage of book value with regard to the Company, particular subsidiaries, divisions or business units of the Company, particular assets or groups of assets or particular employees or groups of employees, or (iii) any combination of the foregoing. Prior to the payment of any such bonus hereunder, the Compensation Committee shall have certified that any applicable Performance Goals have been satisfied.

       (c) Stock Options. Executive was awarded an incentive stock option grant on September 11, 2000 under the Company's Stock Option Plan for 350,000 shares of stock. Such grant will vest at the rate of 25% (87,500 shares per year) at the end of each calendar year beginning on December 31, 2000, and ending on December 31, 2003.

4.     FRINGE BENEFITS, REIMBURSEMENT OF EXPENSES, ETC.

       (a) The Executive shall be entitled to paid vacation, holidays and sick leave benefits in accordance with the Company's policies for executive employees.

       (b) The Executive and/or his family shall be entitled to medical insurance from the Company in accordance with the Company's policies for employees. In addition, Executive shall be entitled to a fully-insured executive medical/dental plan providing supplemental coverage for Executive and his family for those items not covered under the Company's general health plan (for example, prescriptions, orthodontia, eye surgery or other coverages which may be excluded from the group medical plan). Notwithstanding the termination of this Agreement for any reason, the Company and any of its successors and assigns, shall provide to Executive until age 65, similar medical coverage to that described above, at the expense of the Company.

       (c) The Company agrees to pay the premiums on a permanent life insurance policy equal to $150,000 per year for 12 years and to pay Executive an additional amount equal to the tax due to the income imputed to Executive as a consequence of such policy. Such policy shall be a "split dollar" policy such that the Company shall recapture the cost of the premiums paid on the policy, to the extent and at such time as is permissible under the policy. Such policy shall be owned by the Executive and funded by the Company for the above described period even if this Agreement is terminated.

       (d) The Company agrees to pay, or promptly reimburse the Executive for, all reasonable expenses incurred by the Executive in furtherance of or in connection with the business of the Company, provided that the Executive furnishes appropriate documentation for such expenses in accordance with the Company's practices and procedures.

       (e) Executive shall be entitled to participate in those retirement plans, both defined contribution and defined benefit, qualified and non-qualified, as are then currently available to the Company's executive employees and such new retirement plans, if any, as may be adopted by the Company from time to time.

5. TERMINATION BENEFITS: In addition to the benefits described under the Agreement that survive the termination of the Agreement, the following benefits will be paid on account of the termination of the Agreement for the following reasons:

       (a) Upon termination of this Agreement by the Company for Good Cause pursuant to Section 2(a)(i), or by the Executive for other than Good Reason, death or disability, Company shall pay to Executive immediately after the date of termination an amount equal to

              (i) the sum of Executive's accrued base salary and any bonus amount earned but not yet paid;

              (ii) the Company shall make additional payments to the Executive each year for three consecutive years following said termination equal to his annual salary and bonus for the year of termination; and

              (iii) the Company shall provide to Executive's spouse (and children through their attainment of age 22), in the event of death (after termination of the Agreement under this section), and the Executive in the event of disability (after the termination of the Agreement under this section), medical insurance through the date the Executive attains age 65.

       (b) Upon termination of this Agreement due to the Executive's death or disability, the Company shall pay to Executive, immediately after the Date of Termination, an amount which is equal to the Executive's base salary and annual bonus amount for the remaining term of the Agreement. The Company shall make additional payments each year for three consecutive years following said termination equal to his annual salary and bonus for the year of termination. The Company shall provide to Executive's spouse (and children through their attainment of age 22), in the event of death, and to the Executive and his family, in the event of disability (after the termination of the Agreement under this section) medical insurance through the date the Executive would attain age 65. In addition, any stock options, shall be fully vested in the event of the Executive's death or disability.

       (c) Upon termination of this Agreement by the Company for other than Good Cause or by the Executive for Good Reason, Executive shall be entitled to:

              (i) the Company shall pay to Executive or his beneficiaries, as the case may be, immediately after the Date of Termination an amount which is equal to the Executive's base salary and annual bonus amount for the remaining term of the Agreement;

              (ii) the Company shall make additional payments each year for three consecutive years following said termination equal to his annual salary and bonus for the year of termination;

              (iii) the Company shall provide to Executive's spouse (and children through their attainment of age 22), in the event of death (after the termination of the Agreement under this section), and the Executive in the event of disability (after the termination of the Agreement under this section), medical insurance through the date the Executive would attain age 65; and

              (iv) the Company shall fully vest any stock options previously granted to the Executive.

       (d) Upon a Change In Control, Executive shall be entitled to the following from either the Company or its successor, if any:

              (i) the Company shall pay to Executive or his beneficiaries, as the case may be, immediately after the Date of Termination an amount which is equal to the

              Executive's base salary and annual bonus amount for the remaining term of the Agreement;

              (ii) the Company shall make additional payments each year for three consecutive years following said termination equal to his annual salary and bonus for the year of termination;

              (iii) Executive's spouse (and any children through their attainment of age 22), in the event of death (after the termination of the Agreement under this section), and the Executive in the event of disability (after the termination of the Agreement under this section) shall be entitled to medical insurance through the date the Executive would attain age 65;

              (iv) the Company shall fully vest any stock options previously granted to the Executive and shall pay Executive an amount determined in accordance with Section 4(a)(i)(D) of the Senior Executive Severance Plan in effect on the date of this Agreement;

              (v) In recognition of services by Executive in connection with any corporate activity that constitutes a Change of Control, the Company shall pay the Executive in a lump sum concurrent with or as soon as practicable following a Change in Control as defined in
              (vii)(A), (B) or (C), a disposition fee in the amount of 1% of the Company's enterprise value, defined as its market cap plus debt as of the date of the Change in Control. To the extent such amount is determined to be a golden parachute payment under section 280G of the Internal Revenue Code of 1986, as amended, the Company and its successors or assigns shall pay to the Executive an amount necessary to gross-up such amount for any taxes associated with such amount; and

              (vi)   A "Change in Control" means any of the following events:

                     (A) any person (as such term is used in Rule 13d-5 under the Securities Exchange Act of 1934 ("Exchange Act")) or group (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a subsidiary or any employee benefit plan (or any related trust) of the Company or a subsidiary, becomes, after effective date of the Agreement the beneficial owner of 20% or more of the common stock or of securities of the Company that are entitled to vote generally in the election of directors of the Company ("Voting Securities") representing 20% or more of the combined voting power of all Voting Securities of the Company.

                     (B) individuals who, as of the effective date of this Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute a majority of the members of the Board; provided that any individual who becomes a director after the effective date of this Agreement whose election or nomination for election by the Company's shareholders was approved by a majority of the members of the Incumbent

                     Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened "election contest" relating to the election of the directors of the Company (as such terms are used in Rule 14a-11 under the Exchange
                     Act), "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or a proposed Merger (as defined below)) shall be deemed to be members of the Incumbent Board; or

                     (C) approval by the stockholders of the Company of either of the following:

                            (I) a merger, reorganization, consolidation or similar transaction (any of the foregoing, a "Merger") as a result of which the persons who were the respective beneficial owners of the outstanding common stock and Voting Securities of the Company immediately before such Merger are not expected to beneficially own, immediately after such Merger, directly or indirectly, more than 60% of, respectively, the common stock and the combined voting power of the Voting Securities of the corporation resulting from such Merger in substantially the same proportions as immediately before such Merger, or

                            (II) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.

              Notwithstanding the foregoing, there shall not be a Change in Control if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change in Control.

       (e) The Company's obligations under this Section 6 shall survive termination of this Agreement.

6. INSURANCE. It is understood that the Company may purchase insurance policies to fund all or part of the obligations set forth in this Agreement, provided it is understood that said obligations shall not be affected by the availability or unavailability of insurance coverage. Executive agrees to execute such applications for insurance and to make himself available for and to undergo all reasonable medical examinations which may be required in the event the Company determines to procure or place any insurance to fund all or any part of the aforementioned obligations.

7. ENTIRE AGREEMENT. This Agreement contains the entire understanding between the parties hereto and supersede all other oral and written agreements or understandings between them. All previous oral or written agreements between the parties hereto shall be deemed to have been completely fulfilled by both parties and shall be superseded by this Agreement. No modification or addition hereto or waiver or cancellation of any provision shall be valid except by a writing signed by the party to be charged therewith.

8. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their heirs, successors, assigns and personal representatives. As used herein, the successors of the Company shall include, but not be limited to, any successor by way of merger, consolidation, sale of all or substantially all of its assets, or similar reorganization. In no event may the Executive assign any duties or obligations under this Agreement.

9. CONTROLLING LAW. The validity and construction of this Agreement or of any of its provisions shall be determined under the laws of the Commonwealth of Virginia. The invalidity or unenforceability of any provision of this Agreement shall not affect or limit the validity and enforceability of the other provisions hereof.

10. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

11. HEADINGS. The headings herein are inserted only as a matter of convenience and reference, and in no way define, limit or describe the scope of this Agreement or the intent of any provisions thereof.

12. INDEMNIFICATION. The Company shall indemnify and hold Executive harmless from and against all claims, investigations, actions, awards and judgments, including costs and attorneys' fees, incurred by Executive in connection with acts or decisions made by Executive in good faith in his capacity as either a director or as an officer of the Company, so long as Executive reasonably believed that the acts or decisions were in the best interests of the Company. The Company further agrees to retain and pay the fees and costs of counsel selected by Executive to represent him in any action or proceeding covered by this indemnification or in enforcing or pursuing his rights under this Agreement. The Company shall not settle any claim or action or pay any award or judgment against Executive without Executive's prior written consent, which shall not be unreasonably withheld. The Company may obtain coverage for Executive under an insurance policy covering the directors and officers of the Company against claims set forth herein if such coverage is possible at a reasonable cost, provided, however, it is understood and agreed that the Company's obligation to indemnify Executive as set forth in this Section 12 shall not be affected by the Company's ability or inability to obtain insurance coverage.

       IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date and year first above written.


WITNESS:                                        Sunrise Assisted Living



  /s/  Gregori Lebedev                         By:   /s/ Thomas J. Donohue
-----------------------------------                --------------------------

                                               Thomas J. Donohue
                                               Director and
                                               Chairman, Compensation Committee


WITNESS:



  /s/  Linda Bolino                              /s/  Paul J. Klaassen
--------------------------------------         --------------------------------
                                               Paul J. Klaassen