Form 10-K
period 2000-12-31
SUNRISE ASSISTED LIVING INC
filed 2001-03-30
CIK 1011064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 ------------

                                  FORM 10-K
  [xx]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                                      OR

  [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to    .

                        Commission File Number 0-20765

                        SUNRISE ASSISTED LIVING, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                           54-1746596
--------------------------------------------            ------------------------------------
       (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                            Identification No.)

             7902 Westpark Drive
                 McLean, VA                                             22102
--------------------------------------------            ------------------------------------
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

                5 1/2% Convertible Subordinated Notes due 2002
                ----------------------------------------------
                               (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 13, 2001 was $256,887,620. */

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                Class: Common Stock, par value $.01 per share.

              Outstanding at March 13, 2001: 21,612,707 shares.

--------------------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                              TABLE OF CONTENTS

                                                                                       Page(s)
PART I         Item 1.   Business........................................................  3
               Item 2.   Properties...................................................... 35
               Item 3.   Legal Proceedings............................................... 36
               Item 4.   Submission of Matters to a Vote of Security Holders............. 36


PART II        Item 5.   Market for Registrant's Common Equity and
                         Related Stockholders Matters.................................... 36
               Item 6.   Selected Financial Data......................................... 37
               Item 7.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................. 38
               Item 7A.  Quantitative and Qualitative Disclosure
                          About Market Risk.............................................. 54
               Item 8.   Financial Statements and Supplementary Data..................... 54
               Item 9.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure............................. 54

PART III       Item 10.  Directors and Executive Officers of the Registrant.............. 54
               Item 11.  Executive Compensation.......................................... 54
               Item 12.  Security Ownership of Certain Beneficial Owners
                         and Management.................................................. 54
               Item 13.  Certain Relationships and Related Transactions.................. 55

PART IV        Item 14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K..................................................... 55

SIGNATURES............................................................................... 57

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

                                    PART I

ITEM 1.  BUSINESS


GENERAL

        Sunrise Assisted Living, Inc. is a provider of assisted living services to the elderly. Sunrise was incorporated in Delaware on December 14, 1994 to combine various activities relating to the development, ownership and operation of the Sunrise assisted living facilities held by predecessor entities. Sunrise currently operates 170 facilities in 25 states and one in the United Kingdom, with a resident capacity of more than 13,300 residents, including 151 facilities owned by Sunrise or in which it has ownership interests and 19 facilities managed for third parties. Sunrise had revenues of $344.8 million and net income of $24.3 million in 2000. Approximately 99% of Sunrise's revenues were derived from private pay sources.

         Sunrise's growth objectives include developing new Sunrise model assisted living facilities. Since its initial public offering in June 1996, Sunrise has completed development of 89 such facilities with a resident capacity of approximately 7,700 and has 24 facilities currently under construction with a resident capacity of approximately 2,100. Sunrise also has entered into contracts to purchase 40 additional sites, 21 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant. See "--Facility Development" and "--Facility Acquisitions."

        A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $400.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary, consisting of 30 properties. Advances under the facility bear interest at LIBOR plus 1.75% (8.31% at December 31, 2000). The credit facility expires in July 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

THE ASSISTED LIVING INDUSTRY

        Sunrise believes that the assisted living industry has emerged as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing facility but cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living, such as bathing, eating, personal hygiene, grooming and dressing. Some assisted living facilities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Unlike assisted living facilities, skilled nursing facilities provide 24-hour skilled nursing care, supervised by a registered nurse. Sunrise believes that consumer preference and demographic trends should allow assisted living to remain one of the fastest growing segments of elder care.

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



SERVICES

        Sunrise offers a full range of assisted living services based upon individual resident needs. Upon move-in, Sunrise assesses the resident generally with the resident's family and physician to determine the level of care required and develops an individualized service plan. This individual service plan includes selection of resident accommodations and determination of the appropriate level of care. The plan is periodically reviewed and updated by Sunrise, and communicated to the resident and/or the resident's family. The range of services offered by

Sunrise includes: Basic Care, consisting of assistance with activities of daily living and other personalized support services; Plus Care, consisting of more frequent and intensive assistance or increased care; and Reminiscence Care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering a full range of services, Sunrise can accommodate residents with a broad range of service needs and enable residents to remain at Sunrise as their needs change. Daily net resident fees are generally revised annually whereas fees for additional care are revised when a change in care needs arises.

       The average daily resident fee, consisting of net resident fees plus additional care fees combined, for owned facilities opened or operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $106 for 2000, $97 for 1999, and $86 for 1998.

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

       -   housekeeping services; and

       -   social and recreational activities.

ASSISTED LIVING PLUS CARE

        Through Sunrise's plus care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. The plus care program allows Sunrise, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 2000, approximately 32% of Sunrise's assisted living residents participated in the plus care program.

MEDICATION MANAGEMENT

        Many of Sunrise's residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. Sunrise charges an additional fixed daily fee for this service. At December 31, 2000, approximately 43% of Sunrise's assisted living residents participated in the medication management program.

REMINISCENCE CARE

        Sunrise believes its reminiscence care program distinguishes it from many other assisted living providers who do not provide such specialized care. Sunrise's reminiscence program provides the attention, care programs and services needed to help cognitively impaired residents, including residents with Alzheimer's disease, maintain a higher quality of life. Specially trained staff provide basic care and other specifically designed care and services to cognitively impaired residents, in separate areas of facilities. Sunrise charges each cognitively impaired resident a daily fee that includes additional staff time per resident per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 2000, approximately 25% of Sunrise's assisted living residents participated in the reminiscence program.

THE SUNRISE "VICTORIAN" MODEL FACILITY

        Sunrise's signature Victorian model facility, first designed in 1985, is a freestanding, residential-style facility generally with a capacity of 65 to 110 residents. The building ranges in size from approximately 37,000 to 65,000 square feet and is built generally on sites ranging from two to five acres. Approximately 40% of the building is devoted to common areas and amenities, including a reading room, activity room, family or living room and other areas, such as dining room and bistro, designed to promote interaction among residents. Sunrise has several basic building plan designs, which provide it with flexibility in adapting the model to a particular site. The building is usually two or three stories and of steel frame construction built to institutional health care standards but strongly residential in appearance. The interior layout is designed to promote a home-like environment, efficient delivery of resident care and resident independence.

        Resident units are functionally arranged to provide a "community-within-a-community" atmosphere. The model facility may be configured with as many as eight different types of resident units, including double occupancy units, single units and two- and three-room suites. Sitting areas on each floor serve as either family or living rooms. The ground level typically contains a kitchen and common dining area, administrative offices, a laundry room, a private dining room, library, living room, and bistro. Typically, one floor or one or two wings of a facility contain resident units and common areas, including separate dining facilities, specifically designed to serve residents with Alzheimer's disease or other special needs.

        The architectural and interior design concepts incorporate the Sunrise operating philosophy of protecting resident privacy, enabling freedom of choice, encouraging independence and fostering individuality in a homelike setting. Sunrise believes its model facility meets the desire of many individuals to move to a residence at least as comfortable as their former home. Sunrise believes that its residential environments also accomplish several other objectives, including: (1) lessening the trauma of change for elderly residents and their families; (2) achieving operational efficiencies through proven designs; (3) facilitating resident mobility and ease of access by care givers; and (4) differentiating Sunrise from other assisted living and long-term care operators.

OWNED FACILITIES

        The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest that are currently operating as well as those under construction or are subject to purchase contracts and zoned:



                                                  DEVELOPED,    SUNRISE
                                         YEAR     ----------    -------
                                        OPENED    ACQUIRED OR   MODEL      RESIDENT       OWNERSHIP
                                          BY      -----------   -----      --------       ---------
      FACILITY            LOCATION      SUNRISE  CONSTR. STATUS FACILITY   CAPACITY       PERCENTAGE
      --------            --------      -------  -------------- --------   --------       ----------
Sunrise of Oakton     Oakton, VA         1981     Acquired(2)                 51       100.0%(1)

Sunrise of Leesburg   Leesburg, VA       1984     Acquired(2)                 35        100.0(1)

Sunrise of Warrenton  Warrenton, VA      1986     Acquired(2)                 37        100.0(1)

Sunrise of Arlington  Arlington, VA      1988      Developed        X         58        100.0(1)

Sunrise at Bluemont  Arlington, VA       1990                                           100.0(1)
Park

Potomac                                            Developed        X         59

Shenandoah                                         Developed        X         77

James                                              Developed        X         59

Sunrise of Mercer     Seattle, WA        1990      Developed        X         59        100.0(1)
Island

Sunrise of Fairfax    Fairfax, VA        1990      Developed        X         52        100.0(1)(3)

Sunrise of Frederick  Frederick, MD      1992      Developed        X         78        100.0(1)

Sunrise at            Sterling, VA       1992                                           100.0(1)
Countryside

  East Building                                   Developed(4)      X         66

  West Building                                   Developed(4)      X         64

Sunrise of Gunston    Lorton, VA         1992     Developed(4)      X         67        100.0(1)

Sunrise Atrium of     Boca Raton, FL     1992       Acquired                 196        100.0(1)
Boca Raton

Sunrise of Falls      Falls Church, VA   1993      Developed        X         66        100.0(1)
Church

Sunrise at            Gaithersburg, MD   1993       Acquired                 155(5)     100.0(1)
Montgomery Village

Sunrise of Towson     Towson, MD         1994      Developed        X         66        13.9(1)

Sunrise at Gardner
Park                  Peabody, MA        1994      Developed        X         59        50.0(1)(6)

Sunrise of Santa Rosa Santa Rosa, CA     1996       Acquired                 120        100.0(1)

Sunrise of Raleigh    Raleigh, NC        1996      Developed        X         93        100.0(7)

Huntcliff Summit      Atlanta, GA        1996       Acquired                 251        100.0(1)(8)


Sunrise at Northshore St. Petersburg,FL  1996       Acquired                 162        100.0(1)(9)

Sunrise of Augusta    Augusta, GA        1996       Acquired                  42        100.0

Sunrise at            Columbus, GA       1996       Acquired                  26       100.0
Brookside Glen

Sunrise of Greenville Greenville, SC     1996       Acquired                  39       100.0

Sunrise of Blue Bell  Philadelphia, PA   1996      Developed        X         97       100.0(7)

Sunrise at Hunter     Oakton, VA         1997      Developed        X         90       25.0(13)
Mill

Sunrise at Sterling   Valencia, CA       1997       Acquired                 130       100.0(1)
Canyon

Sunrise of Napa       Napa Valley, CA    1997       Acquired                  65       100.0(1)

Sunrise of Petaluma   Petaluma, CA       1997      Developed                  84       100.0(10)

Sunrise of            Springfield, VA    1997      Developed        X         95       25.0(1)(16)
Springfield

Sunrise of Severna    Severna Park, MD   1997      Developed        X         93       50.0(3)(10)
 Park Building I

Sunrise of Severna    Severna Park, MD   1997      Developed        X         66       50.0(3)(10)
 Park Building II

Sunrise of Morris     Morris Plains, NJ  1997      Developed        X         92       25.0(1)(16)
Plains

Sunrise of Old Tappan Old Tappan, NJ     1997      Developed        X         92       25.0(1)(16)

Sunrise at Granite    Granite Run, PA    1997      Developed        X        104       25.0(1)(16)
Run

Sunrise of Abington   Abington, PA       1997      Developed        X         95       25.0(1)(16)
 Building I

Sunrise of Abington   Abington, PA       1997      Developed        X         66       25.0(1)(16)
 Building II

Sunrise of Alexandria Alexandria, VA     1997      Developed        X         91       100.0(1)(3)

Sunrise of Wayne      Wayne, NJ          1997      Developed        X         90       25.0(1)(16)

Sunrise of Wayland    Wayland, MA        1997      Developed        X         71       25.0(13)

Sunrise of Westfield  Westfield, NJ      1997      Developed        X         92       25.0(1)(16)

Sunrise at East Cobb  East Cobb, GA      1997      Developed        X         94       100.0(1)

Sunrise of Dunwoody   Dunwoody, GA       1997       Acquired                  30       100.0

Sunrise of Weston     Weston, MA         1997       Acquired                   31      100.0(1)

Sunrise of Fresno     Fresno, CA         1998      Developed                   84      100.0(10)

Sunrise of Haverford  Haverford, PA      1998      Developed        X          72      25.0(1)(16)

Sunrise of Decatur    Decatur, GA        1998      Developed        X          92      25.0(1)(14)

Sunrise of Walnut     Walnut Creek, CA   1998      Developed        X          85      25.0(1)(14)
Creek

Sunrise of Glen Cove  Glen Cove, NY      1998      Developed        X          91      25.0(1)(14)

Sunrise at Ivey Ridge Ivey Ridge, GA     1998      Developed        X         102      100.0(1)

Sunrise of Cohasset   Cohasset, MA       1998      Developed        X          74      25.0(1)(14)

Sunrise at Orchard    Denver, CO         1998      Developed        X          94      100.0(1)

Sunrise of Pinehurst  Denver, CO         1998      Developed        X         102       100.0(1)

Sunrise at Huntcliff  Atlanta, GA        1998      Developed        X          91       100.0(1)
  Summit

Sunrise of Danville   Danville, CA       1998      Developed        X          86      100.0(10)

Sunrise of Lafayette  Lafayette Hill, PA 1998      Developed        X          84      25.0(1)(14)
Hill

Sunrise of Bellevue   Bellevue, WA       1998      Developed        X          84      25.0(1)(14)

Sunrise of Paramus    Paramus, NJ        1998      Developed        X          76      25.0(1)(14)

Sunrise at West Essex Fairfield, NJ      1998      Developed        X          94      25.0(13)

Sunrise of Paoli      Malvern, PA        1998      Developed        X          98      25.0(1)(14)

Sunrise of Mission    Mission Viejo, CA  1998      Developed        X         103      100.0(1)
Viejo

Sunrise at Oakland    Oakland, CA        1998      Developed        X          91      100.0(1)
Hills

Sunrise of Rochester  Detroit, MI        1999      Developed        X         101      9.0(1)

Sunrise of East       East Brunswick, NJ 1999      Developed        X          94      9.0(1)
Brunswick

Sunrise on Providence Charlotte, NC      1999      Developed        X          91      9.0(1)

Sunrise of Smithtown  Long Island, NY    1999      Developed        X         90       100.0(1)

Sunrise of Buffalo    Buffalo Grove, IL  1999      Developed        X         94       100.0(1)
Grove

Sunrise at La Costa   Carlsbad, CA       1999      Developed        X        103       9.0(1)

Sunrise of Naperville Naperville, IL     1999      Developed        X         91       9.0(1)

Sunrise of Richmond   Richmond, VA       1999      Developed        X         84       9.0(1)

Sunrise at Canyon     Riverside, CA      1999      Developed        X         77       100.0(1)
Crest

Sunrise at Fleetwood  Mt. Vernon, NY     1999      Developed        X         96       100.0(1)

Sunrise of Flossmoor  Flossmoor, IL      1999      Developed        X         74       100.0(1)


Sunrise of            Bloomingdale, IL   1999      Developed        X         91       100.0(1)
Bloomingdale

Sunrise of Wilton     Wilton, CT         1999      Developed        X         74       100.0(1)

Sunrise of Stamford   Stamford, CT       1999      Developed        X         76       9.0(1)

Sunrise at North      North Lynbrook, NY 1999      Developed        X         98       9.0(1)
Lynbrook

Sunrise at Frognal    Sidcup, London     1999      Developed        X        139       20.1(1)
House

Sunrise of New City   New City, NY       1999      Developed        X         91       9.0(1)

Karrington of         Detroit, MI        1999       Acquired                  80       100.0(1)
Farmington Hills

Karrington of Edina   Minneapolis, MN    1999       Acquired                 110       100.0(1)

Karrington of Bexley  Columbus, OH       1999       Acquired                  61       100.0(10)

Karrington at the     Columbus, OH       1999       Acquired                  61       100.0(10)
Scioto

Karrington at Tucker  Columbus, OH       1999       Acquired                  62       100.0(10)
Creek

Karrington Place for  Columbus, OH       1999       Acquired                  30       100.0(10)


the Memory Impaired

Sunrise of Carmel           Indianapolis, IN      1999       Acquired                  66       100.0(10)

Sunrise of Bath             Akron, OH             1999       Acquired                  77       100.0(10)

Karrington of Gahanna       Columbus, OH          1999       Acquired                  54       100.0(10)

Sunrise of Rocky            Cleveland, OH         1999       Acquired                  74       100.0(10)
River

Sunrise at Presque          Erie, PA              1999       Acquired                  79       100.0(10)
Isle Bay

Sunrise of Eastover         Charlotte, NC         1999       Acquired                  52       100.0

Sunrise of Poland           Youngstown, OH        1999       Acquired                  75       100.0

Sunrise of Ann Arbor        Ann Arbor, MI         1999       Acquired                  77       100.0(10)

Sunrise of Shaker           Cleveland, OH         1999       Acquired                  68       100.0
Heights

Sunrise at South            Pittsburgh, PA        1999       Acquired                  77       100.0(1)
Hills

Sunrise at Fall             Indianapolis, IN      1999       Acquired                  71       100.0
Creek

Sunrise of Willow           Indianapolis, IN      1999       Acquired                  71       100.0
Lake

Sunrise of Fort             Fort Wayne, IN        1999       Acquired                  71       100.0
Wayne

Karrington of Wooster       Wooster, OH           1999       Acquired                98(11)     100.0(3)

Sunrise of South
Charlotte                   Charlotte, NC         1999       Acquired                  47       100.0(1)

Sunrise of
Monroeville                 Pittsburgh, PA        1999       Acquired                  72       100.0(1)

Karrington at St.           Albuquerque, NM       1999       Acquired                  32       19.9(1)
Francis Place for
the Memory Impaired

Sunrise at Oakwood          Dayton, OH            1999       Acquired                  61       50.0

Sunrise of Colorado         Colorado Springs, CO  1999       Acquired                  74       19.9(1)
Springs

Sunrise at of Kenwood Cincinnati, OH     1999       Acquired                  77       35.0(1)

Sunrise of Englewood  Dayton, OH         1999       Acquired                  58       19.9(1)

Karrington of         Albuquerque, NM    1999       Acquired                  69       19.9(1)
Albuquerque

Sunrise of Findlay    Findlay, OH        1999       Acquired                  55       50.0(1)

Karrington Cottages   Bismarck, ND       1999       Acquired                  20       100.0(1)
of Bismark

Karrington Cottages   Waterloo, IA       1999       Acquired                  20       100.0(1)
of Waterloo

Karrington of Bismark Bismarck, ND       1999       Acquired                  76       100.0(1)

Karrington Cottages   Buffalo, MN        1999       Acquired                  21       100.0(1)
of Buffalo 1

Karrington Cottages   Buffalo, MN        1999       Acquired                  20       100.0(1)
of Buffalo 2

Karrington of Buffalo Buffalo, MN        1999       Acquired                  78       100.0(1)

Karrington Cottages   Rochester, MN      1999       Acquired                  19       100.0(1)
of Rochester 1

Karrington Cottages   Rochester, MN      1999       Acquired                  19       100.0(1)
of Rochester 2

Karrington Cottages   Rochester, MN      1999       Acquired                  27       100.0(1)
of Rochester 3

Karrington Cottages   Rochester, MN      1999       Acquired                  27       100.0(1)
of Rochester 4

Karrington Cottages   Rochester, MN      1999       Acquired                  30       100.0(1)
of Rochester 5

Karrington Cottages   Mankato, MN        1999       Acquired                  21       100.0(1)
of Mankato

Sunrise of Park Ridge Chicago, IL        1999       Acquired                  128      100.0(1)(12)

Sunrise at Northville Northville, MI     2000      Developed        X         84       100.0(1)

Sunrise of Hermosa    Hermosa Beach, CA  2000      Developed        X         96       100.0(1)(3)
Beach

Sunrise of Exton          Exton, PA          2000      Developed        X         76       9.0(1)

Sunrise of Westtown       Westtown, PA       2000      Developed        X         95       9.0(1)

Karrington of             Hamilton, OH       2000      Developed                  58       100.0(1)
Hamilton

Karrington Cottages       Rochester, MN      2000       Acquired                  27       100.0(1)
of Rochester 7

Karrington at             Cincinnati, OH     2000      Developed                  82       35.0(1)
Finneytown

Sunrise of Glen Ellyn     Glen Ellyn, IL     2000      Developed        X         102      9.0(1)

Sunrise at                Brooklyn, NY       2000      Developed                  125      70.0(1)
Sheepshead Bay

Sunrise of                Willowbrook, IL    2000      Developed        X         98       100.0(1)
Willowbrook

Sunrise at Ann            Ann Arbor, MI      2000      Developed        X         86       9.0(1)
Arbor North

Sunrise of Cuyahoga       Akron, OH          2000      Developed        X         59       9.0(1)
Falls

Sunrise of Sunnyvale      Sunnyvale, CA      2000      Developed        X         96       9.0(1)

Sunrise at                Denver, CO         2000      Developed        X         104      9.0(1)
CherryCreek

Sunrise at Parma          Parma, OH          2000      Developed        X         61       100.0(1)

Sunrise of Baton          Baton Rouge, LA    2000      Developed        X         70       100.0(1)
Rouge

Sunrise of West           West Bloomfield,   2000      Developed        X         62       9.0(1)
Bloomfield                MI

Sunrise of Woodcliff      Woodcliff Lake,    2000      Developed        X         102      9.0(1)
Lake                      NJ

Sunrise of                Westminister, CO   2000      Developed        X         94       100.0(1)
Westminister

Sunrise at Bayou -        New Orleans, LA    2000      Developed        X         91       100.0(1)(3)
St. Johns

Sunrise of Tustin        Tustin, CA         2000      Developed        X         58       9.0(1)

Sunrise of               St . Louis, MO     2000      Developed        X         91       100.0(1)
Chesterfield

Sunrise of               Edgewater, NJ      2000      Developed        X         84       9.0(1)
Edgewater-Phase I


Sunrise of Wall          Wall Township, NJ  2000      Developed        X         70       100.0(1)

Sunrise of Claremont     Claremont, CA      2000      Developed        X         65       100.0(1)
                         Rancho

Sunrise of Alta Loma     Cucamonga, CA      2001      Developed        X         73       100.0(1)

Sunrise at               Colorado           2001      Developed        X         65       9.0(1)
University Park          Springs, CO

Sunrise of Crystal       Crystal Lake, IL   2001      Developed        X         71       9.0(1)
Lake


Sunrise of West          West Hartford,     2001      Developed        X         91       100.0(1)
Hartford                 CT
                                                                             ------------
                                                                               11,673
                                                                             ------------


Sunrise of Troy          Troy, MI            1st half   Construction      X         70       100.0(1)
                                               2001

Sunrise of Palos Park    Palos Park, IL      1st half   Construction      X         102      100.0(1)
                                               2001

Sunrise of Pacific       Pacific Palisades,   1st half   Construction      X         47       100.0(1)
Palisades                CA                    2001

Sunrise of Holbrook      Holbrook, NY        1st half   Construction      X         95       9.0(1)
                                               2001

Sunrise of Unionville    Markham, ON         1st half   Construction      X         98       20.1
                                               2001
Sunrise of Schaumburg    Schaumburg, IL      2nd half   Construction      X         94       9.0
                                               2001

Sunrise of Victoria      Victoria, BC        2nd half   Construction      X         110      20.1(1)
                                               2001



Sunrise at Mill Basin     Brooklyn, NY    2nd half   Construction      X         118      70.0(1)
                                            2001

Sunrise of Mississauga   Mississaugua,    2nd half   Construction      X         101      20.1
                         ON                 2001

Sunrise at Windsor       Windsor, ON      2nd half   Construction      X         101      20.1
                                            2001

Sunrise of Dix Hills     Dix Hills, NY    1st half   Construction      X         91       100.0
                                            2002

Sunrise of Arlington     Arlington, MA    2nd half   Construction      X         102      100.0(1)(3)
                                            2001

Sunrise of Gurnee        Gurnee, IL       1st half   Construction      X         71       9.0
                                            2002

Sunrise of Roseville     Roseville, MN    2nd half   Construction      X         92       9.0
                                            2001

Sunrise of Plainview     Plainview, NY    2nd half   Construction      X         61       9.0
                                            2001

Sunrise of Lincroft      Lincroft, NJ     2nd half   Construction      X         72       9.0
                                            2001

Sunrise of Oakville      Oakville, ON     1st half   Construction      X         104      20.1
                                            2002

Sunrise of Lynn Valley   North Vancouver, 1st half   Construction      X         108      20.1
                         B.C.               2002

Sunrise of Marlboro      Marlboro, NJ     1st half   Construction      X         77       100.0(1)
                                            2002

Sunrise of East          East Meadow, NY  1st half   Construction      X         98       100.0(3)
Meadow                                      2002

Sunrise of Richmond      Richmond Hill,   1st half   Construction      X         84       20.1
Hill                     ON                 2002

Sunrise of White Oak     Silver Spring,   1st half   Construction                78       100.0
                         MD                 2002

Sunrise at Virginia      Surrey, UK       1st half   Construction      X         60       20.1
Water                                       2002

Sunrise of Bernards   Basking Ridge,                 Zoned          X         94       100.0
Township              NJ

Sunrise of Aurora     Aurora, CO                     Zoned          X         65       100.0

Sunrise of Burlington Burlington, ON                 Zoned          X         77       20.1

Sunrise of Edgewater  Edgewater, NJ                  Zoned          X         84       100.0
II

Sunrise of            Farmington                     Zoned          X         91       100.0
Farmington Hills      Hills, MI

Karrington Cottages   Rochester, MN                  Zoned                    30       100.0
of Rochester 6

Karrington Cottages   Rochester, MN                  Zoned                    30       100.0
of Rochester 8

Karrington Cottages   Rochester, MN                  Zoned                    22       100.0
of Rochester 9

Karrington of Dallas  Dallas, TX                     Zoned                    82       100.0

Karrington of         Jackson, MS                    Zoned                    82       100.0
Northpointe

Sunrise at Canoga     Canoga Park, CA                Zoned          X         78       100.0
Park

Sunrise at East       East Setauket,                 Zoned          X         98       100.0
Setauket              NY

Sunrise of            Washington, D.C.               Zoned          X         116      100.0
Washington, D.C.

Sunrise of Pacific    San Diego, CA                  Zoned          X         60       100.0
Beach

Sunrise of Fair Oaks  Sacramento, CA                 Zoned          X         71       100.0

Sunrise at Richmond   St. Louis, MO                  Zoned          X         78       100.0
Heights

Sunrise of Naperville Naperville, IL                 Zoned          X         95       100.0

Sunrise at Elstree    Elstree, UK                    Zoned          X         71       20.1
Manor

Sunrise of San        San Gabriel, CA                Zoned          X         71       100.0
Gabriel

Sunrise of Lincoln    Lincoln Park, IL               Zoned          X         72       100.0
Park

Sunrise of Boulder    Boulder, CO                    Zoned          X         101      100.0

                                                                          ------------
                                                                             3,602     (16)

                                                                          ------------
         Total                                                              15,275
                                                                          ============



--------------------------------------------------------------------------------

(1) Serves as collateral for outstanding debt on facilities in which Sunrise has an ownership percentage. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and note 8 of notes to consolidated financial statements. All facilities that are wholly owned by Sunrise are consolidated in the consolidated financial statements. The Gardner Park, Severna Park, Sheepshead Bay, and Mill Basin facilities are held by limited liability companies or limited partnerships in which Sunrise holds the ownership interests indicated in the table. Sunrise is the general partner or managing member of these entities and through the partnership or operating agreements and the management agreements for the facilities Sunrise controls their ordinary course business operations. Therefore, the Gardner Park, Severna Park, Sheepshead Bay, and Mill Basin facilities are also consolidated in Sunrise's consolidated financial statements. The ordinary course business operations of the Towson, Rochester, East Brunswick, Providence, La Costa, Naperville, Richmond, Stamford, North Lynbrook, Frognal House, New City, Exton, Westtown, Finneytown, St. Francis Place, Oakwood, Colorado Springs, Kenwood, Englewood, Albuquerque, Findlay, Glen Ellyn, Ann Arbor, Akron, Sunnyvale, Cherry Creek, West Bloomfield, Woodcliff Lake, Tustin, Edgewater I, Huntermill, Wayland, West Essex, Decatur, Walnut Creek, Glen Cove, Cohasset, Lafayette Hills, Paramaus, Paoli, Bellevue, Abington, Granite Run, Haverford, Morris Plains, Old Tappan, Wayne, Westfield and Springfield facilities are not currently controlled by Sunrise and, therefore, are accounted for under the equity method of accounting. The remaining ownership interests in these facilities are owned by third parties. Sunrise manages each of these facilities.

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

 (10) Sunrise leases these facilities under operating leases, which range from 3 to 20 years. See note 15 of notes to consolidated financial statements.

 (11) Includes 43 rental apartment units for which no independent or assisted living services are offered.

 (12) In February 2000, Sunrise acquired the remaining 30% minority interest of this facility.

 (13) On June 29, 2000, three facilities were sold to a real estate venture company in which Sunrise owns a 25% interest.

 (14) On September 30, 2000, eight facilities were sold to a real estate venture company in which Sunrise owns a 25% interest.

 (15) On December 28, 2000, two facilities were sold to a privately held real estate company. Sunrise will continue to provide day-to-day management of the communities of the communities under long-term operating agreements.

 (16) On February 23, 2001, nine facilities were sold to a real estate venture company in which Sunrise owns a 25% interest.

 (17) There can be no assurance that construction delays will not be experienced.

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

        Sunrise's growth objectives include developing new Sunrise model assisted living facilities. Since its initial public offering in June 1996, Sunrise has completed development of 89 such new model facilities with a resident capacity of approximately 7,700 and has 24 facilities under construction with resident capacity of approximately 2,100. Sunrise has also entered into contracts to purchase 40 additional sites and to lease one additional site. These sites are located in District of Columbia, Colorado, Louisiana, New Jersey, Connecticut, New York, Illinois, California, Missouri, Michigan, Pennsylvania, Washington, Texas, Mississippi, Virginia, Ontario, Vancouver and United Kingdom. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development primarily upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in Sunrise's markets.

        The primary milestones in the development process are:

        -  site selection and contract signing;

        -  feasibility;

        -  zoning, site plan approval and building permits; and

        -  completion of construction.

           Once a market has been identified, site selection and contract signing typically take approximately three to nine months. Zoning and site plan approval generally take 12 months and are typically the most difficult steps in the development process due to Sunrise's selection of sites in mature communities which usually require site rezoning. Facility construction normally takes 10 to 12 months. Sunrise believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a facility receives a certificate of occupancy, residents usually begin to move in within one month. Since 1993, the total capitalized cost to develop, construct and open a Sunrise model facility, including land acquisition and construction costs, has ranged from approximately $8.5 million to $20.0 million. The cost of any particular facility may vary considerably based on a variety of site-specific factors.

        Sunrise's development activities are coordinated by its experienced development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are contracted to experienced outside architects and contractors.

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

FACILITY ACQUISITIONS

        Since its 1996 initial public offering, Sunrise has acquired nine existing independent living and assisted living facilities and has completed its acquisition of Karrington. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation."

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

MANAGED FACILITIES

        Sunrise also manages for third-party owners 19 operating facilities and two facilities under development with total resident capacity of over 1,800, including one in Georgia, four in Maryland, four in Massachusetts, one in Nebraska, two in New Jersey, one in Pennsylvania, four in Virginia and two in California. The facilities in Georgia, Maryland, and New Jersey and one facility in Massachusetts and California are Sunrise model facilities. The management contract expiration dates range from June 2001 to September 2013. Sunrise owns $5.8 million carrying value of tax exempt mortgage bonds on the Pennsylvania facility. Under the management agreement for one of the New Jersey facilities, Sunrise has a right of first refusal to purchase the facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement. Sunrise does not provide financial or accounting services to one of the Virginia facilities.

COMPANY OPERATIONS

OPERATING STRUCTURE

        Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow facility-based personnel to focus on resident care, consistent with Sunrise's operating philosophy. Sunrise maintains its corporate headquarters office in McLean, Virginia and a business office in Fairfax, Virginia. The business office comprises mainly accounting and information technology staff, and the new Sunrise "At-Home" business is headquartered in the Fairfax office. Corporate staff members are responsible for: the establishment of Company-wide policies and procedures relating to resident care, employee hiring, training on retention, facility design and development, and facility operations; and accounting and finance functions including billing and collection, accounts payable, general finance and accounting, and tax planning and compliance; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of facility-based operations, including marketing and sales activities; resident care; the hiring of facility executives, care managers and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise's development and acquisition plans within a given geographic region.

        Sunrise is currently organized into four large geographic regions:
Northeast, Mid-Atlantic and Southeast, Midwest and West, with multiple cluster regions under each. Sunrise has regional offices in Boston, MA, Long Island, NY, Paramus, NJ, Villanova, PA, Atlanta, GA, Chicago, IL, Columbus, OH, Claremont, CA, and Concord, CA that support the currently opened and/or to be opened properties in these markets. Sunrise also has regional offices in London, England and Toronto, Canada supporting the Sunrise homes open or under construction in those locations. Each of the regions is headed by either a vice president or director of operations with extensive experience in the senior housing, health care and assisted living industries. Each regional cluster is supported typically by a sales/marketing specialist, a resident care specialist, a human resources specialist and a dining services specialist. Sunrise expects that all regional clusters will create similar staff positions as the number of facilities in those regions increases.

FACILITY STAFFING

        Each of Sunrise's facilities has an executive director responsible for the day-to-day operations of the facility, including: quality of care; resident services; sales and marketing; and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by (a) the department heads, who oversee the care and service of the facility's assisted living neighborhood and Alzheimer neighborhood, (b) a nurse, who serves as a case manager responsible for coordinating the services necessary to meet the health care needs of our residents and (c) the director of community relations, who is responsible for selling Sunrise services. Other key positions include the dining services coordinator, the program coordinator and, the maintenance coordinator

    Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, nurses or care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a facility varies according to the level of care required by the residents of the facility and the numbers of residents receiving Alzheimer's care and plus care services. The number of care managers ranges from three (Leesburg facility) to 20 (Atrium facility) on the day shifts and from two care managers (Leesburg) to seven care managers (Atrium) on the night shift.

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

        Regular Facility Inspections. Facility inspections are conducted by regional operations staff on a regular basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

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

    Sunrise has also entered into unconsolidated joint venture arrangements with third parties to develop up to 37 projects in the United States, United Kingdom and Canada. The joint ventures have completed 13 assisted living facilities, 12 in the United States and one in the United Kingdom and are currently developing 13 assisted living facilities, three in the United States, two in the United Kingdom and eight in Canada. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future. Sunrise has ownership interests in these joint ventures ranging from 9% to 20.1%.

    Sunrise is continuing its previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining long-term management through operating agreements, to include the potential sale of approximately 15 - 20 properties each year. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, redeploy its capital into new development projects and realize gains on appreciated real estate. As of March 1, 2001, Sunrise has completed the sale of 26 facilities. Sunrise continues to operate the facilities under long-term operating agreements.

COMPETITION

        The long-term care industry is competitive. Sunrise competes with numerous other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. Although some competitors are significantly larger, Sunrise believes there are no one or more dominant companies in the assisted living segment. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. Although new construction of assisted living facilities have declined significantly, Sunrise has experienced and expects to continue to experience competition in their efforts to develop and acquire assisted living facilities. Some of the present and potential competitors of Sunrise are significantly larger and have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise cannot assure that it will not encounter competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

OVERBUILDING IN THE ASSISTED LIVING INDUSTRY

        Sunrise believes that some assisted living markets have become or are on the verge of becoming overbuilt. As described above, regulation and other barriers to entry into the assisted living industry are not substantial. Although the construction of assisted living facilities has declined significantly, the development of new assisted living facilities could outpace demand. Overbuilding in Sunrise market areas could, therefore, cause Sunrise to experience decreased occupancy, depressed margins or lower operating results.

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


    Type of Coverage                Coverage Limits             Examples of Incidents Covered
    ----------------                ---------------             -----------------------------
    -  General liability     -   $1,000,000 per                  -    premises claims by
                                 occurrence/per facility,             third parties, not
                                 with additional specific             including residents
                                 limitations for particular
                                 categories of claims that       -    personal injury and
                                 fall under the general               advertising injury
                                 liability category
                                                                 -    independent contractors

                                                                 -    fire damage to other
                                                                      rented locations

    -  Health care           -   $1,000,000 per                  -    negligence claims by
       professional              occurrence/$3,000,000 total          residents
       liability                 for all claims per policy
                                 year; coverage limits do
                                 not overlap with general
                                 liability coverage


    -  Umbrella excess       -   $50,000,000 per policy          -    same as under general
       liability                 year; coverage is in excess          liability and medical
                                 of the general liability             liability professional
                                 and medical liability limits         liability coverages

                                     -32-

    -  Non-medical           -   $5,000,000 per wrongful         -    claims against
       professional              act/$7,000,000 total;                Sunrise's development
       liability                 coverage limits do not               or management company
                                 overlap with general                 subsidiaries by third
                                 liability, medical                   parties for whom
                                 liability or umbrella                Sunrise develops or
                                 excess liability limits              manages properties


    -  Property              -   $958,528,539 Blanket Real       -    "All Risk" of physical
                                 & Personal Property;                 loss or damage to
                                 $226,849,283 Blanket                 Sunrise property for
                                 Business Interruption;               all perils unless
                                 $10,000,000 Flood &                  otherwise excluded
                                 Earthquake; $1,000,000
                                 California Earthquake




    -  Boiler &              -   $20,000,000 Equipment           -    Physical damage &
       Machinery                 Breakdown                            financial damage
                                                                      stemming from an
                                                                      accident to covered
                                                                      equipment


    -  Builder's Risk        -   $13,000,000 Hard Costs;         -    Physical loss or
                                 $2,000,000 Soft Costs                damage to building or
                                                                      other related property
                                                                      while under the course
                                                                      of construction.







    -  Business Auto         -   $1,000,000 combined             -    Loss for Physical
                                 single limit; $1,000,000             damage by or to
                                 Hired/Non-Owned Liability;           Sunrise's fleet.
                                 $1,000,000                           Injuries to other
                                 Uninsured/underinsured               persons & legal
                                 Motorists; $5,000 Medical            liability imposed on
                                 Payments                             Sunrise for damage others.

    -  Workers               -   Statutory Limits;               -    Protects employees
       Compensation              $1,000,000 Employers'                against injury or
                                 Liability                            contracted disease
                                                                      arising out of and in
                                                                      the course of
                                                                      employment.



    -  Comprehensive         -   $5,000,000 Employee             -    Dishonest acts
       Crime                     Dishonesty; $500,000                 committed by an
                                 Depositors Forgery or                employee including
                                 Alteration; $500,000 Monies          theft of monies &
                                 & Securities                         securities,
                                                                      embezzlement & other
                                                                      forms of employee
                                                                      dishonesty.  Has
                                                                      limited coverage for
                                                                      theft of resident's
                                                                      property.


    -  Fiduciary             -   $1,000,000 Annual               -    Claims arising out of
                                 Aggregate                            the handling of
                                                                      employee pension,
                                                                      benefit & health &
                                                                      welfare plans.



    -  California            -   $4,000,000 excess of            -    Physical loss or
       Earthquake                property limits;                     damage to Sunrise
                                 $10,000,000 excess of                property due to earth
                                 underlying $5,000,000                movement or earthquakes




    -  Flood                 -   $500,000 building;              -    Physical loss or
                                 $500,000 contents; Property          damage to Sunrise's
                                 sites in excess of this              property in a flood
                                 policy in a flood                    zone A
                                 zone A


    -  Underground           -   $1,000,000 Annual               -    Third party bodily
       Storage Tank              Aggregate                            injury & property
                                                                      damage that results
                                                                      from a confirmed
                                                                      release from a storage
                                                                      tank system.


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

EMPLOYEES

        At December 31, 2000, Sunrise had 9,947 employees, including 5,946 full-time employees, of which 240 were employed at Sunrise's headquarters and business office. Sunrise believes employee relations are good.

ITEM 2.  PROPERTIES

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

        In December 1998, a subsidiary of Sunrise entered into a three year operating lease for six assisted living facilities. Sunrise has guaranteed the payment of all obligations of its subsidiary under the lease. There are no extension options. However, Sunrise has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If Sunrise exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, Sunrise is entitled to the excess. However, if the proceeds from the sale are less than the obligation under the lease, Sunrise is obligated to fund the difference. Sunrise is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires Sunrise to maintain specified coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May 1999. During 2000, Sunrise purchased two of the properties for $17.7 million.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Sunrise's common stock is traded on the Nasdaq National Market under the symbol "SNRZ." Trading of the common stock commenced May 31, 1996. As of March 13, 2001, there were 261 stockholders of record. No cash dividends have been paid in the past, and none are expected to be paid in the foreseeable future.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarter Ended                        High         Low
--------------------------------------------------------
March 31, 1999                    $ 52.50      $ 30.50
June 30, 1999                       45.00        29.88
September 30, 1999                  35.50        24.00
December 31, 1999                   26.63         9.25

Quarter Ended                        High         Low
--------------------------------------------------------
March 31, 2000                    $ 15.75      $12.00
June 30, 2000                       20.00       12.38
September 30, 2000                  24.13       15.00
December 31, 2000                   31.00       18.69


ITEM 6. SELECTED FINANCIAL DATA





   The selected consolidated financial data set forth below should be read in conjunction with Sunrise's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                             December 31,
----------------------------------------------------------------------------------------------------------------
                                                         2000       1999 (1)      1998        1997        1996
----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenue                                    $  344,786  $  255,219  $  170,712  $   89,884  $   47,345
Facility operating expenses                             169,966     131,055      88,834      53,286      28,274
Facility development and pre-rental expenses              6,226       7,184       5,197       5,586       2,420
General and administrative expenses                      27,418      20,715      12,726      10,454      10,042
Depreciation and amortization expenses                   33,902      25,448      21,650      10,592       4,048
Interest expense, net                                    37,566      21,750      15,430       4,613       6,425
Net income (loss) (2)                                    24,278      20,213      22,312       4,001      (4,760)
Net income (loss) per common share:
   Basic                                                   1.12        0.96        1.16        0.21       (0.52)
   Diluted                                                 1.10        0.94        1.11        0.20       (0.52)
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents                            $   42,874  $   53,540  $   54,197  $   82,643  $  101,811
Working capital                                         (34,063)     95,480      69,573      70,340     102,822
Total assets                                          1,132,346   1,101,413     683,411     556,260     342,839
Total debt                                              674,703     700,943     428,326     340,987     145,511
Stockholders' equity                                    354,045     335,124     227,655     195,340     185,824
OPERATING AND OTHER DATA:
Earnings before interest, taxes,
    depreciation and amortization (3)                $  111,268  $   75,239  $   59,392  $   19,206  $    5,713
Net cash provided by operating activities                51,632      42,787      27,138      12,183         871
Net cash used in investing activities                   (23,413)   (235,065)   (146,471)   (225,765)   (112,608)
Net cash (used in) provided by financing actives        (38,885)    191,621      90,887     194,414     207,295
Facilities (at end of period):
   Owned                                                    147         126          66          54          30
   Managed                                                   17          14          11           7           5
----------------------------------------------------------------------------------------------------------------
     Total                                                  164         140          77          61          35
================================================================================================================
Resident capacity (at end of period):
   Owned                                                 11,380       9,756       5,617       4,632       2,584
   Managed                                                1,503       1,289       1,010         683         528
----------------------------------------------------------------------------------------------------------------
     Total                                               12,883      11,045       6,627       5,315       3,112
================================================================================================================
Occupancy rate (4)                                          94%         96%         94%         94%         94%
----------------------------------------------------------------------------------------------------------------

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

(3) Earnings before interest, taxes, depreciation and amortization is presented because Sunrise believes this data is used by some investors to evaluate Sunrise's ability to meet debt service requirements. Sunrise considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of Sunrise's long-lived assets and because this data can be used to measure Sunrise's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure proscribed by generally accepted accounting principles. In addition, earnings before interest, taxes, depreciation and amortization as calculated by Sunrise may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be incurred by Sunrise. Investors are cautioned that these excluded items are significant components in understanding and assessing Sunrise's financial performance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate Karrington properties profitably, the Company's ability to execute on its sale/manage back program, market factors that could affect the value of the Company's properties, changes in interest rates, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

OVERVIEW

        Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 170 facilities in 25 states and in the United Kingdom, with a resident capacity of more than 13,300 residents, including 151 facilities owned by Sunrise or in which it has ownership interests and 19 facilities managed for third parties. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

        Sunrise has continued to experience growth in operations during the year ended December 31, 2000 and continued to capitalize on its brand awareness by accepting third-party management and development contracts. During this period, Sunrise began operating 25 additional facilities in which it has an ownership interest and managing two additional facilities for independent third parties. Sunrise also entered into several third-party management and development contracts during 2000. As a result, total operating revenue increased substantially to $344.8 million for 2000 from $255.2 million for 1999, and correspondingly, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $111.3 million for 2000 from $75.2 million for 1999. Average resident occupancy for stabilized facilities decreased to 94.2% for 2000 from 95.6% for 1999, and the average daily resident fee for these stabilized facilities increased to $106 for 2000 from $97 for 1999. Net income, however, increased to $24.2 million for 2000, or $1.10 per share (diluted), from $20.2 million for 1999, or $0.94 per share (diluted). The increase in net income between 2000 and 1999 was due in part to additional facilities operated in 2000 and an increase in property sales, offset, in part, by increases in interest expense. In prior years, recognizing tax benefits of certain net operating loss carryforwards offset income tax expense.

        Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 24 facilities under construction with a resident capacity of approximately 2,100. Sunrise has also entered into contracts to purchase 40 additional development sites, 21 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

        In connection with the implementation of its growth plans, in prior years Sunrise made significant investments in its infrastructure through the addition of information technology, as well as additions to headquarters and regional staff. During 2000, Sunrise continued to invest in these areas to support both the growth of Sunrise and to provide expansion and enhancement to some of its existing computer and communication systems.

        Sunrise continues to execute its previously announced plan of selling selected real estate properties, subject to market conditions, as a normal part of its operations while retaining long-term management contracts. This strategy of selling selected real estate properties as a normal part of operations has and is expected to continue to enable Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. During 2000, Sunrise entered into definitive agreements for the sale of 22 properties (13 of which closed) for approximately $314.1 million. In February 2001, Sunrise closed the sale of the remaining nine properties.

        Sunrise has concluded its efforts to sell former Karrington operating properties held for sale. In September 2000, the Company sold two former Karrington operating properties for their book value of approximately $7.0 million. Sunrise terminated discussions to sell the remaining 14 operating properties held for sale because market conditions for selling such properties in secondary markets are depressed and the Company believes that it can obtain better prices in the future. Accordingly, these properties have been reclassified from assets held for sale to operating properties and the operations of these properties have been included in Sunrise's consolidated results beginning in the third quarter of 2000.

        Sunrise continues its efforts to explore international development and acquisition possibilities. To date, Sunrise has entered into a joint venture arrangement with a third party that is providing up to $55.3 million of the equity capital to develop up to 22 projects in the United Kingdom and Canada. Currently, the joint venture has one property operating in the United Kingdom, eight properties under development in Canada and two properties under development in the United Kingdom. Sunrise provides management and contract services to the joint venture on a contract-fee basis with rights to acquire the assets in the future. As of December 31, 2000, the third party has provided approximately $26.5 million and Sunrise has provided $2.4 million of equity capital to the joint venture.

        During the third quarter of 2000, Sunrise entered into an agreement with Schroder Ventures Life Sciences ("SVLS") to form a new business that will provide private pay assisted living services to frail seniors in their own homes. SVLS will initially hold a majority interest in the new business, Sunrise At-Home Senior Living, Inc. Under the venture agreements, Sunrise has the ability to acquire a 75% interest in Sunrise At-Home under certain conditions and has an option to purchase the SVLS ownership interest.

        Sunrise's Board of Directors has authorized the Company to repurchase its outstanding common stock and/or its outstanding 5 1/2% convertible subordinated notes up to an aggregate purchase price of $50.0 million over a period of 12 months. Sunrise expects to fund the repurchases from available funds and the continued execution of its property sale/manage back program. Sunrise has repurchased 585,000 shares of common stock at an average price of $16.66 per share through open-market purchases during the period from March 30, 2000 to December 31, 2000.

RESULTS OF OPERATIONS

        Sunrise derives its revenues from three primary sources: (1) resident fees for the delivery of assisted living services, (2) management services income for management and contract services of facilities owned by third parties and (3) income from property sales. Historically, most of Sunrise's operating revenue has come from resident fees, which in 2000, 1999 and 1998 comprised 79.5%, 85.2% and 89.0% of total operating revenues, respectively. Residents, their families or other responsible parties typically pay resident fees monthly. In 2000, 1999 and 1998 approximately 99% of Sunrise's revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence(TM) and other resident related services. Plus care and Reminiscence(TM) fees are paid by residents who require personal care in excess of services provided under the basic care program.

        Management and contract services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners. Management services income includes management fees, which are generally in the range of 5% to 8% of a managed facility's total operating revenue for homes in operation, and consulting service fees for site acquisition, development services, facility design and construction management services. Management services income accounted for 11.2%, 12.1% and 9.8% of operating revenue in 2000, 1999 and 1998, respectively.

        Income from property sales represents the gain recognized from the sale of assisted living properties. Generally, upon sale of a property, Sunrise will enter into a long-term management agreement with the facility. Income from property sales accounted for 9.3%, 2.8% and 1.2% of operating revenues in 2000, 1999 and 1998, respectively.

        Sunrise classifies its operating expenses into the following categories: (1) facility operating, which include labor, food, marketing and other direct facility expenses; (2) management and contract services, which include operating expenses reimbursable to Sunrise;

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

        SUNRISE MANAGEMENT SERVICES

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

        The following table sets forth the components of Sunrise Management Services net income (in thousands):


                                                            Year Ended December 31,
---------------------------------------------------------------------------------------------
                                                   2000           1999           1998
---------------------------------------------------------------------------------------------
Operating revenue:
   Management and contract services               $227,278        $170,892      $107,137
Operating expenses:
   Management and contract services                186,095         137,494        89,929
   General and administrative                       18,470          13,216         7,751
   Depreciation and amortization                     1,495             947           479
---------------------------------------------------------------------------------------------
      Total operating expenses                     206,060         151,657        98,159
---------------------------------------------------------------------------------------------
Operating income                                    21,218          19,235         8,978
Provision for income taxes                          (8,275)         (5,551)
---------------------------------------------------------------------------------------------
Sunrise Management Services net income             $12,943         $13,684       $ 8,978
---------------------------------------------------------------------------------------------


Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $195,302, $150,293 and $96,722 for the year ended December 31, 2000, 1999 and 1998, respectively.

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
        1999

         Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 33% to $227.3 million for the year ended December 31, 2000 from $170.9 million for the year ended December 31, 1999. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 17% to 164 for 2000, up from 140 communities in 1999. This growth resulted from the completion and opening of 25 additional facilities and the addition of two managed facilities, net of the sale of two former Karrington facilities that Sunrise will not continue to manage and the termination of one management contract with a third-party owner.

        Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the year ended December 31, 2000 increased 36% to $206.1 million from $151.7 million for the year ended December 31, 1999. Management and contract services expenses for the year ended December 31, 2000 increased $48.6 million, or 35%, to $186.1 million from $137.5 million for the year ended December 31, 1999. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $5.3 million to $18.5 million for the year ended December 31, 2000 from $13.2 million for the year ended December 31, 1999. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated during the last twelve months.

        YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
        1998

         Operating Revenue. Total revenues for Sunrise Management Services increased 60% to $170.9 million for the year ended December 31, 1999 from $107.1 million for the year ended December 31, 1998. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 82% to 140 for 1999, up from 77 communities in 1998. This growth resulted from the completion and opening of 20 additional facilities, the acquisition of 42 facilities and the addition of 1 managed facility.

        Operating Expenses. Total operating expenses for the year ended December 31, 1999 increased 54% to $151.7 million from $98.2 million for the year ended December 31, 1998. Management and contract services expenses for the year ended December 31, 1999 increased $47.6 million, or 53%, to $137.5 million from $89.9 million for the year ended December 31, 1998. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $5.4 million to $13.2 million for the year ended December 31, 1999 from $7.8 million for the year ended December 31, 1998. The general and administrative expenses for the Management Services division increased due to the substantial growth in the number of facilities operated during 1999 as compared to 1998.

        SUNRISE PROPERTIES

        Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing and property sales. As of December 31, 2000, the Sunrise Properties division wholly owned 102 communities, a 2% decrease over the 104 communities wholly owned as of December 31, 1999. In addition, Sunrise Properties has majority ownership interests in 4 communities and minority ownership interests in another 41 communities.

        The following table sets forth the components of Sunrise Properties net income (in thousands):


---------------------------------------------------------------------------------------------
                                                        2000         1999           1998
---------------------------------------------------------------------------------------------
Operating revenue:
   Resident fees                                      $274,236      $217,397     $151,878
   Management and contract services                      6,453        10,206        6,383
   Income from property sales                           32,121         7,017        2,036
---------------------------------------------------------------------------------------------
      Total operating revenue                          312,810       234,620      160,297
Operating expenses:
   Facility operating                                  169,966       131,055       88,834
   Management and contract services                     25,138        19,238        7,888
   Facility development and pre-rental                   6,226         7,184        5,196
   General and administrative                            2,772         3,922        1,857
   Depreciation and amortization                        30,102        24,368       20,983
   Facility lease                                       10,833         7,903        3,014
   Non-recurring charge                                                5,069
---------------------------------------------------------------------------------------------
      Total operating expenses                         245,037       198,739      127,772
---------------------------------------------------------------------------------------------
Operating income                                        67,773        35,881       32,525
Interest expense, net                                  (37,566)      (21,750)     (15,430)
Equity in losses of unconsolidated
   assisted living facilities                           (2,941)       (1,239)          54
Minority interest                                         (203)         (376)        (508)
Provision for income taxes                             (10,555)       (3,370)
---------------------------------------------------------------------------------------------
Sunrise Properties net income                          $16,508        $9,146      $16,641
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------


Note: Operating expenses include costs with Sunrise Management Services in the amounts of $195,302, $150,293 and $96,722 for the year ended December 31, 2000, 1999 and 1998, respectively.

        On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company ("venture company") in which Sunrise owns a 25 percent interest. Also, on June 29, 2000, the venture company closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction will result in up to $13.3 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $11.1 million was recognized during 2000. On September 29, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The eight properties are located in seven states. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction will result in up to $26.0 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $13.1 million was recognized during 2000. The Sunrise Management Services division will continue to provide day-to-day management of the communities under long-term operating agreements.

        On December 28, 2000, Sunrise completed the sale of two properties for an aggregate sales price of $28.1 million. Following the sale, the Sunrise Management Services division will continue to operate the communities under a long-term operating agreement. The transaction will result in up to $7.8 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $1.8 million was recognized during 2000.

        In June 1999, Sunrise completed the sale of two assisted living facilities located in Columbia, Maryland and Norwood, Massachusetts for an aggregate sales price of $27.9 million in cash. The transaction resulted in the realization of $11.2 million in gain over the three quarters following the sale, of which the final $6.1 million was recognized during 2000. Previously, in September 1998, Sunrise completed the sale of two assisted living facilities located in Maryland for an aggregate sales price of $29.3 million in cash that will result in the realization of up to a $6.4 million gain. As of December 31, 2000, Sunrise has recognized $3.4 million of the gain. The remaining gain is deferred, the recognition of which is contingent upon future events. For tax purposes, the transactions are tax-free exchanges. Sunrise continues to operate the facilities under long-term operating agreements.

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
        1999

        Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 33% to $312.8 million for the year ended December 31, 2000 from $234.6 million for the year ended December 31, 1999. Resident fees, including community fees, for the year ended December 31, 2000 increased $56.8 million, or 26%, to $274.2 million from $217.4 million for the year ended December 31, 1999. This increase was due primarily to the inclusion for the year ended December 31, 2000 of approximately $11.8 million of resident fees generated from the operations of the 12 consolidated assisted living facilities open during the year ended December 31, 2000 that were not open during the year ended December 31, 1999. In addition, resident fees of $6.9 million were included in the year ended December 31, 2000 from properties previously held for sale. The remaining increase in resident fees was due primarily to a full year of operations for the Karrington facilities acquired in May 1999 and an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

        Average resident occupancy for Sunrise's 68 stabilized communities during 2000 was 94.2% compared to 95.6% for the 49 Sunrise communities stabilized during 1999. Comparing the 47 same-store properties for 2000 and 1999 (which excludes the Karrington facilities that are now stabilized) would have resulted in occupancy of 95.7% for both years. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities during 2000 was $106 compared to $97 during 1999. For the 47 facilities currently owned which were stabilized in both 2000 and 1999, average daily rate increased from $97 to $102. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Management and contract services revenue decreased $3.7 million to $6.5 million for the year ended December 31, 2000 from $10.2 million for the year ended December 31, 1999. This decrease is due to a reduction in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 25 pre-opening services contracts in place during 2000 compared to 28 contracts for 1999.

        Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 2000 increased 23% to $245.0 million from $198.7 million for the year ended December 31, 1999. Facility operating expenses for the year ended December 31, 2000 increased 30% to $170.0 million from $131.1 million for the year ended December 31, 1999. Of the $38.9 million increase, approximately $7.9 million was attributable to expenses from operations of the 12 consolidated additional assisted living facilities open during 2000 that were not open during 1999. In addition, facility-operating expenses of $4.8 million were included in 2000 from properties previously held for sale. The remaining balance of the increase was primarily due to a full year of operations for the Karrington facilities acquired in May 1999 and an increase in labor and other expenses at facilities that were operational for a full year in both periods.

        Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly owned and majority owned facilities. Management and contract services expense for the year ended December 31, 2000 increased $5.9 million to $25.1 million from $19.2 million for the year ended December 31, 1999. This increase is primarily attributable to the growth in the number of properties managed during 2000 compared to 1999.

        Depreciation and amortization for the year ended December 31, 2000 increased $5.7 million, or 23%, to $30.1 million from $24.4 million for the year ended December 31, 1999. This increase is primarily due to the increase in the number of facilities open during 2000 that were not open during 1999.

        Net Interest Expense. Net interest expense increased for the year ended December 31, 2000 to $37.6 million from $21.8 million for the year ended December 31, 1999. Of this $15.8 million increase, $5.3 million was due to additional borrowings and an increase in the variable interest rate under Sunrise's $400.0 million credit facility. The remaining increase is due to an overall increase in average borrowings during 2000 compared to 1999 and an increase to 7.61% in the weighted-average interest rate on Sunrise's variable rate debt for 2000 compared to 7.17% for 1999.

        YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
        1998

        Operating Revenue. Sunrise Properties revenues increased 46% to $234.6 million for the year ended December 31, 1999 from $160.3 million for the year ended December 31, 1998. Resident fees, including community fees, for the year ended December 31, 1999 increased $65.5 million, or 43%, to $217.4 million from $151.9 million for the year ended December 31, 1998. This increase was due primarily to the inclusion for the year ended December 31, 1999 of approximately $5.0 million of resident fees generated from the operations of the 10 consolidated assisted living facilities open during 1999 that were not open during 1998. In addition, approximately $26.2 million of resident fees were generated by the Karrington consolidated facilities from the date of acquisition through the end of 1999. The remaining increase in resident fees was due primarily to an increase in the average daily resident rate for facilities that were owned and operated by Sunrise during both periods.

        Average resident occupancy for Sunrise's 49 stabilized communities during 1999 was 95.6% compared to 94.3% for the 32 Sunrise communities stabilized during 1998. For the 29 stabilized facilities owned and operated in both 1999 and 1998, average resident occupancy increased from 94.2% to 95.4%. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities during 1999 was $97 compared to $86 during 1998. For the 29 stabilized facilities owned and operated in both 1999 and 1998, average daily rate increased from $84 to $88. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Management and contract services revenue increased $3.8 million to $10.2 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. This increase is due to an increase in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 28 pre-opening services contracts in place during the year ended December 31, 1999 compared to 17 contracts for the year ended December 31, 1998.

        Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 1999 increased 55% to $198.7 million from $127.8 million for the year ended December 31, 1998. Facility operating expenses for the year ended December 31, 1999 increased 48% to $131.1 million from $88.8 million for the year ended December 31, 1998. Of the $42.3 million increase, approximately $3.0 million was attributable to expenses from operations of the 10 consolidated additional assisted living facilities open during the year ended December 31, 1999 that were not open during the same period in 1998. In addition, approximately $21.7 million of operating expenses were generated by the Karrington consolidated facilities from the date of acquisition through the end of 1999. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full year in both periods.

        Management and contract services expense for the year ended December 31, 1999 increased $11.3 million to $19.2 million from $7.9 million for the year ended December 31, 1998. This increase is primarily attributable to the growth in the number of properties managed during the year ended December 31, 1999 compared to the year ended December 31, 1998.

        Depreciation and amortization for the year ended December 31, 1999 increased $3.4 million, or 16%, to $24.4 million from $21.0 million for the year ended December 31, 1998. This increase is primarily due to the increase in the number of facilities open during the year ended December 31, 1999 that were not open during the same period in 1998.

        Net Interest Expense. Net interest expense increased for the year ended December 31, 1999 to $21.8 million from $15.4 million for the year ended December 31, 1998. Of this $6.4 million increase, $5.3 million was due to additional borrowings and an increase in the variable interest rate under Sunrise's $400.0 million credit facility. The remaining increase is due to an overall increase in total debt as of December 31, 1999 compared to December 31, 1998 and an increase to 7.45% in the weighted-average interest rate on Sunrise's variable rate debt for 1999 compared to 7.17% for 1998.

        CORPORATE EXPENSES

        Operating Expenses. Parent company operating expenses were $8.5 million, $3.7 million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase was primarily due to the addition of personnel and other infrastructure in anticipation of the continuing growth of the company.

        Provision for Income Taxes. The provision for income taxes for Sunrise was $15.5 million, $7.8 million and $0.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase is due to an increase in pre-tax income and an increase in the effective tax rate to 39% for 2000 compared to 28% for 1999 and 0% for 1998. Utilization of operations-related deferred tax benefits reduced Sunrise's federal and state income tax rates in both 1999 and 1998.

        Realization of the deferred tax asset of $19.4 million at December 31, 2000 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforwards prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES

        To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At December 31, 2000, Sunrise had $674.7 million of outstanding debt at a weighted average interest rate of 7.61%. Of the amount of outstanding debt, Sunrise had $352.8 million of fixed-rate debt, excluding a $0.2 million loan discount, at a weighted average interest rate of 6.91%, and $322.1 million of variable rate debt at a weighted average interest rate of 8.37%. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable-rate debt. See Note 8 to Sunrise's consolidated financial statements for a detail of Sunrise's outstanding debt at December 31, 2000.

        Sunrise has entered into a swap transaction whereby, effective during the period June 18, 1998 through June 18, 2001, outstanding advances of up to $19.0 million LIBOR floating rate debt bear interest at a fixed rate based on a fixed LIBOR base rate of 7.30%. Sunrise recorded net interest expense in 2000, 1999 and 1998 in the amounts of $174,000, $511,000 and $227,000, respectively, for swap transactions.

        There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

        - require it to meet specified financial tests. For example, Sunrise's $85.1 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to
            1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million, to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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


        At December 31, 2000, Sunrise had approximately $42.9 million in unrestricted cash and cash equivalents, including $4.3 million in high quality short-term investments (A1/P1 rated) and currently has $237.8 million of unused lines of credit.

        Working capital at December 31, 2000 was $51.0 million, excluding the $85.1 million multi-property mortgage due on May 31, 2001. Management anticipates extending the multi-property mortgage with the original lender prior to maturity. Excluding this multi-property mortgage, working capital decreased $44.5 million from $95.5 million at December 31, 1999 primarily due to a reclassification of assets held for sale to property and equipment, a decrease in prepaid and other current assets, and an increase in deferred revenue from property sales.

        Net cash provided by operating activities for 2000 and 1999 was approximately $51.6 million and $42.8 million, respectively. Net cash provided by operating activities for 2000 reflects the corresponding increase in the number of facilities operated by Sunrise at December 31, 2000 versus December 31, 1999.

        During 2000 and 1999, Sunrise used $23.4 million and $235.1 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $46.3 million and $178.4 million, respectively, related to the construction of assisted living facilities, net of sales of facilities. In 2000, Sunrise also invested $152.8 million to facilitate the development of assisted living facilities with third parties, compared to $75.3 million in 1999. These investing activities were offset by proceeds from the sale of 15 assisted living facilities in 2000 amounting to $45.7 million plus $142.4 million of proceeds from investments and notes receivable.

        Net cash (used in)/provided by financing activities was ($38.9) million and $191.6 million for 2000 and 1999, respectively. Financing activities in 2000 and 1999 included additional borrowings of $187.3 million and $313.5 million, respectively, offset by debt repayments of $215.6 million and $122.1 million, respectively. The reduced level of borrowings and increased level of repayments are partially a result of Sunrise's strategy to sell certain assisted living facilities. The additional borrowings under Sunrise's credit facility during 2000 and 1999 were used to fund Sunrise's continued development of assisted living facilities.

        Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $85 million and $200 million to complete the facilities Sunrise currently has under construction. Sunrise has entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $65.0 million. Sunrise estimates that it will cost between $349 million and $820 million to develop these properties. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional properties for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that such financing and refinancing will be available on acceptable terms.

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

        Sunrise's growth plan includes the acquisition of assisted living facilities or companies operating assisted living facilities. The success of Sunrise's acquisitions will be determined by numerous factors, including the Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on Sunrise's business, financial condition and results of operations.

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

MARKET RISK

      Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 2000.

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

      Sunrise has used interest rate swaps to manage the interest rates on some of its long-term borrowings. As of December 31, 2000, Sunrise had one interest rate swap agreement that effectively establishes fixed rates of 7.3% on up to $19.0 million of long-term debt until June 2001. Sunrise does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $322.1 million at December 31, 2000 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $3.2 million.

      The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2000.

                                                                                       Estimated
                                                                                          Fair
                                                     Maturity Date                       Market
(dollars in thousands)         2001     2002      2003      2004     2005    Thereafter  Value
                               ----     ----      ----      ----     ----    ----------  -----
ASSETS
Notes receivable
  Fixed rate                   $9,127  $18,242        --        --       --   $36,152     $63,521
   Average interest rate        10.5%    10.0%        --        --       --     11.3%          --
  Variable rate                    --     $998        --   $22,599       --        --     $23,597
   Average interest rate           --    11.5%        --     11.6%       --        --          --
Investments
  Bonds                            --       --        --        --       --    $5,750      $5,750
   Average interest rate           --       --        --        --       --     11.0%          --

LIABILITIES
Debt
  Fixed rate                  $67,238  $10,573    $2,444    $2,639   $2,741  $117,155    $198,530
   Average interest rate         8.5%     7.1%      7.7%      7.7%     7.6%      7.7%          --
  Variable rate               $49,991 $194,173   $55,188   $10,943   $7,393    $4,400    $322,088
   Average interest rate         8.5%     8.4%      8.6%      8.3%     8.3%      4.7%          --
  Convertible notes                -- $150,000        --        --       --        --    $137,629
   Average interest rate           --     5.5%        --        --       --        --          --


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No 137 and 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement No. 133. Sunrise has not entered into any other derivative transactions. Because of Sunrise's minimal use of derivatives, Statement No. 133 is not anticipated to materially affect results of operations or the financial position of Sunrise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Quantitative and qualitative disclosure about market risk appears in the liquidity and capital resources, market risk section of item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements appear on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the sections "Election of Directors - Information as to Nominees and Other Directors," "--Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Sunrise's 2001 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

      The information contained in the sections "Compensation of Directors" and "Executive Compensation and Other Information" in Sunrise's 2001 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information contained in the sections "Stock Owned by Management" and "Principal Holders of Voting Securities" in Sunrise's 2001 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the sections "Certain Transactions" in Sunrise's 2001 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  List of documents filed as part of Form 10-K.

                                                                                       Page
                                                                                       ----
           (1) Financial Statements:

               Report of Independent Auditors.                                         F-1

               Consolidated Balance Sheets -- December 31, 2000 and 1999.              F-2

               Consolidated Statements of Income for the years ended

                      December 31, 2000, 1999 and 1998.                                F-3

               Consolidated Statements of Changes in Stockholders' Equity

                      for the years ended December 31, 2000, 1999 and 1998.            F-4

               Consolidated Statements of Cash Flows for the years ended

                      December 31, 2000, 1999 and 1998.                                F-5

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

           On October 13, 2000, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing it had completed the sale of eight properties.

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

                                      SUNRISE ASSISTED LIVING, INC.
                                      ------------------------------------
                                                    Registrant



                                      By:  /s/ Paul J. Klaassen
                                          --------------------------------
                                         Paul J. Klaassen
                                         Chairman of the Board and
                                         Chief Executive Officer


                                                            3/30/01
                                          --------------------------------
                                                               Date


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Paul J. Klaassen                                3/30/01
    -------------------------                   -----------------------------
   Paul J. Klaassen                                         Date
   Chairman of the Board, and
   Chief Executive Officer
   (Principal Executive Officer)

By: /s/ Larry E. Hulse                                  3/30/01
   --------------------------                   -----------------------------
   Larry E. Hulse                                           Date
   Chief Financial Officer
   (Principal Financial Officer)

By: /s/ Carl G. Adams                                   3/30/01
   --------------------------                   -----------------------------
   Carl G. Adams                                            Date
   Chief Accounting Officer
   (Principal Accounting Officer)

By: /s/ David W. Faeder                                 3/30/01
   ----------------------------                 -----------------------------
   David W. Faeder                                          Date
   Vice Chairman of the Board
   Director

By:
   --------------------------                   -----------------------------
   Ronald V. Aprahamian                                     Date
   Director

By:
   --------------------------                   -----------------------------
   Craig R. Callen                                          Date
   Director

By:
   ----------------------                       -----------------------------
   David G. Bradley                                         Date
   Director

By: /s/ Thomas J. Donohue                               3/30/01
   -----------------------                      -----------------------------
   Thomas J. Donohue                                        Date
   Director

By: /s/ Teresa M. Klaassen                              3/30/01
   ------------------------                     -----------------------------
   Teresa M. Klaassen                                       Date
   Executive Vice President,
   Secretary and Director

By: /s/ Pete A. Klisares                                3/30/01
   -----------------------------                -----------------------------
   Pete A. Klisares                                         Date
   Director

By: /s/ J. Douglas Holladay                             3/30/01
   --------------------------------             -----------------------------
   J. Douglas Holladay                                      Date
   Director

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

10.33                 +Form of Indemnification Agreement (Exhibit 10.24 to
                      Sunrise's Form S-1 Registration Statement No. 333-2582).

10.34  +              1995 Stock Option Plan, as amended Exhibit 10.20
                      to Sunrise's 1997 Form 10-K).

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

10.48 Second Amended and Restated Financial and Security Agreement dated as of July 29, 1999 by and between Bank of America, N.A. (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.48 to Sunrise's 1999 Form 10-K)

10.49                 Second Amended, Restated and Increased Master Promissory
                      Note dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other subsidiaries of Sunrise (as amended) (Exhibit 10.49 to Sunrise's 1999
                      Form 10-K)

10.50                 Second Amended and Restated Master Guaranty of Payment
                      Agreement dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise (Exhibit
                      10.50 to Sunrise's 1999 Form 10-K)

10.51                 Confirmation of and Amendment to Master Guaranty of
                      Performance dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise
                      (Exhibit 10.51 to Sunrise's 1999 Form 10-K)

10.52                 Omnibus Confirmation of and Amendment to Security
                      Documents dated July 29, 1999 by Sunrise and certain subsidiaries, as Assignors, in favor of Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders (Exhibit 10.52 to Sunrise's 1999 Form
                      10-K)

10.53                 Third Amended and Restated Financial and Security
                      Agreement dated as of March 14, 2000 by and between Bank of America, N.A. (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.53 to Sunrise's 1999 Form 10-K)

10.54                 Third Amended and Restated Master Guaranty of Payment
                      Agreement dated as of March 14, 2000 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted
                      Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.54 to Sunrise's 1999 Form 10-K)

10.55 Amendment No. 1 to Certain Operative Agreements, dated as of March 14, 2000, among Sunrise Midwest Leasing,
                      L.L.C., as the Construction Agent and Lessee, Sunrise as the Guarantor, First Security Bank, National
                      Association, not individually but solely as the Owner
                      Trustee under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto, as Lenders, and Bank of America, N.A., as the Agent for the Lenders and respecting the Security
                      Documents, as the agent for the Lenders and Holders, to the extent of their interests (Exhibit 10.55 to Sunrise's 1999 Form 10-K)

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

10.59                 Cross-Collateralization Agreement, dated as of March 22,
                      2000 by and among GMAC Commercial Mortgage Corporation and
                      Sunrise Borrowers (as defined in the agreement) (Exhibit
                      10.1 to Sunrise's Form 10-Q for the quarter ended
                      March 31, 2000)

10.60                 Form of Multifamily Note (Multistate), dated as of March
                      22, 2000, by and among GMAC Commercial Mortgage
                      Corporation and Sunrise Borrowers (as defined in the note)
                      (Exhibit 10.2 to Sunrise's Form 10-Q for the quarter ended
                      March 31, 2000)

10.61                 Form of Multifamily Mortgage, Assignment of Rents and
                      Security Agreement, dated as of March 22, 2000 by and
                      among GMAC Commercial Mortgage Corporation and Sunrise
                      Borrowers (as defined in the mortgage)  (Exhibit 10.3 to
                      Sunrise's Form 10-Q for the quarter ended March 31,
                      2000)

10.62 Form of Limited Guaranty, dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise
                      Borrowers (as defined in

                      the guaranty) (Exhibit 10.4 to Sunrise's Form 10-Q for the quarter ended March 31, 2000)

10.63 +               Chief Executive Officer Severance Plan (Exhibit
                      10.5 to Sunrise's Form 10-Q for the quarter ended
                      March 31, 2000)

10.64 +               Senior Executive Officer Severance Plan (Exhibit
                      10.6 to Sunrise's Form 10-Q for the quarter ended
                      March 31, 2000)

10.65 + Consulting Agreement dated as of April 1, 2000 by and between Sunrise and David W. Faeder (Exhibit
                      10.7 to Sunrise's Form 10-Q for the quarter ended
                      March 31, 2000)

10.66 +               1996 Non-Incentive Stock Option Plan, as amended
                      (Exhibit 10.8 to Sunrise's Form 10-Q for the quarter ended March 31, 2000)

10.67                 Limited Liability Company Agreement of Metropolitan Senior
                      Housing, LLC, a Delaware Limited Liability Company, dated as of June 29, 2000 (Exhibit 10.1 to Sunrise's Form 10-Q for the quarter ended June 30, 2000)

10.68 Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan
                      Senior Housing, LLC for the sale of three (3) properties
                      (Exhibit 10.2 to Sunrise's Form 10-Q for the quarter ended
                      June 30, 2000)

10.69 Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan
                      Senior Housing, LLC for the sale of eight (8) properties
                      (Exhibit 10.3 to Sunrise's Form 10-Q for the quarter ended
                      June 30, 2000)

10.70 +               Employment Agreement, dated as of September 12,
                      2000, by and between Sunrise Assisted Living,

                      Inc. and Paul J. Klaassen  (Exhibit 10.1 to
                      Sunrise's Form 10-Q for the quarter ended
                      September 30, 2000)


21                    Subsidiaries of the Registrant.

23                    Consent of Ernst & Young LLP, Independent Auditors.



----------------

+ Represents management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Sunrise Assisted Living, Inc.

   We have audited the accompanying consolidated balance sheets of Sunrise Assisted Living, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Assisted Living, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


McLean, Virginia
March 7, 2001                                      /s/ Ernst & Young LLP

                        SUNRISE ASSISTED LIVING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                December 31,
                                                                         ---------------------------
                                                                            2000           1999
                                                                         ------------  -------------
ASSETS
   Current Assets:
    Cash and cash equivalents                                            $    42,874    $    53,540
    Accounts receivable, net                                                  25,467         15,441
    Notes receivable                                                           9,127          1,051
    Deferred income taxes, net                                                19,448          8,221
    Assets held for sale                                                           -         33,724
    Prepaid expenses and other current assets                                 35,874         52,530
                                                                         ------------  -------------
       Total current assets                                                  132,790        164,507
   Property and equipment, net                                               812,937        763,306
   Notes receivable                                                           77,991         59,654
   Management contracts and leaseholds, net                                   24,142         33,994
   Costs in excess of assets acquired, net                                    33,709         35,412
   Investments in unconsolidated assisted living facilities                   27,773         20,435
   Investments                                                                 5,750          5,750
   Other assets                                                               17,254         18,355
                                                                         ------------  -------------
       Total assets                                                      $ 1,132,346    $ 1,101,413
                                                                         ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
    Accounts payable                                                     $     4,932    $     4,114
    Accrued expenses and other current liabilities                            22,890         21,335
    Deferred revenue                                                          21,977          7,475
    Current maturities of long-term debt                                     117,054         36,103
                                                                         ------------  -------------
       Total current liabilities                                             166,853         69,027
   Long-term debt, less current maturities                                   557,649        664,840
   Investments in unconsolidated assisted living facilities                    3,353          2,561
   Deferred income taxes, net                                                 44,247         22,128
   Other long-term liabilities                                                 3,407          3,985
                                                                         ------------  -------------
        Total liabilities                                                    775,509        762,541
   Minority interests                                                          2,792          3,748
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
      no shares issued and outstanding                                             -              -
   Common stock, $0.01 par value, 60,000,000 shares authorized,
      21,595,569 and 21,938,742 shares issued and outstanding
      in 2000 and 1999                                                           216            219
   Additional paid-in capital                                                298,660        304,014
   Retained earnings                                                          55,169         30,891
                                                                         ------------  -------------
       Total stockholders' equity                                            354,045        335,124
                                                                         ------------  -------------
       Total liabilities and stockholders' equity                        $ 1,132,346    $ 1,101,413
                                                                         ============  =============






                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)


                                                        Year Ended December 31,
                                                 --------------------------------------
                                                    2000         1999         1998
                                                 -----------  ------------ ------------
Operating revenue:
   Resident fees                                  $ 274,236    $  217,397    $ 151,878
   Management and contract services                  38,429        30,805       16,798
   Income from property sales                        32,121         7,017        2,036
                                                 -----------  ------------ ------------
     Total operating revenue                        344,786       255,219      170,712
                                                 -----------  ------------ ------------

Operating expenses:
   Facility operating                               169,966       131,055       88,834
   Facility contract services                        15,931         6,439        1,095
   Facility development and pre-rental                6,226         7,184        5,197
   General and administrative                        27,418        20,715       12,726
   Depreciation and amortization                     33,902        25,448       21,650
   Facility lease                                    10,833         7,903        3,014
   Non-recurring charges                                  -         5,069            -
                                                 -----------  ------------ ------------
     Total operating expenses                       264,276       203,813      132,516
                                                 -----------  ------------ ------------

Income from operations                               80,510        51,406       38,196

Other income (expense):
   Interest income                                   12,412        10,849        6,695
   Interest expense                                 (49,978)      (32,599)     (22,125)
                                                 -----------  ------------ ------------
     Total other expense                            (37,566)      (21,750)     (15,430)

Equity in (losses) earnings of unconsolidated
   assisted living facilities                        (2,941)       (1,239)          54
Minority interests                                     (203)         (376)        (508)
                                                 -----------  ------------ ------------

Income before income taxes                           39,800        28,041       22,312
Provision for income taxes                          (15,522)       (7,828)           -
                                                 -----------  ------------ ------------

Net income                                        $  24,278    $   20,213    $  22,312
                                                 ===========  ============ ============



Net income per common share:

     Basic                                        $    1.12    $     0.96    $    1.16
                                                 ===========  ============ ============

     Diluted                                      $    1.10    $     0.94    $    1.11
                                                 ===========  ============ ============


                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)




                                         Shares of Common                    Retained
                                         Common    Stock      Additional     Earnings
                                          Stock    Amount   Paid-in Capital (Deficit)    Total
                                         -------- --------- ---------------  ---------  ----------
Balance at December 31, 1997              19,028     $ 190    $ 206,784      $ (11,634)  $195,340

Exercise of employee options and
   warrants for common stock                 418         4        6,352                     6,356
Tax effect from the exercise of non-
   qualified stock options                                        3,647                     3,647
Net income                                                                     22,312      22,312
                                         -------- --------- ---------------  ---------  ----------
Balance at December 31, 1998              19,446       194      216,783        10,678     227,655

Exercise of employee options
   for common stock                          214         2        3,666                     3,668
Issuance of common stock to
  acquire Karrington                       2,279        23       75,663                    75,686
Tax effect from the exercise of non-
   qualified stock options                                        7,902                     7,902
Net income                                                                     20,213      20,213
                                         -------- --------- ---------------  ---------  ----------
Balance at December 31, 1999              21,939       219      304,014        30,891     335,124

Exercise of employee options
   for common stock                          242         3        3,233                     3,236
Repurchase of common stock                  (585)       (6)      (9,641)                   (9,647)
Tax effect from the exercise of non-
   qualified stock options                                        1,054                     1,054
Net income                                                                     24,278      24,278
                                         -------- --------- ---------------  ---------  ----------
Balance at December 31, 2000              21,596     $ 216    $ 298,660      $ 55,169    $354,045
                                         ======== ========= ===============  =========  ==========











                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Year Ended December 31,
                                                              -----------------------------------
                                                                 2000        1999        1998
                                                              ----------- ----------- -----------
OPERATING ACTIVITIES
Net income                                                      $ 24,278    $ 20,213    $ 22,312
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Income from property sales                                  (16,900)        (70)       (551)
     Equity in losses (earnings) of unconsolidated
      assisted living facilities                                   2,941       1,239         (54)
     Minority interests                                              203         376         508
     Provision for bad debts                                       1,250       1,380         521
     Provision for deferred income taxes                          15,522       1,930           -
     Depreciation and amortization                                33,902      25,448      21,650
     Amortization of financing costs and discount on
        long-term debt                                             3,754       2,676       2,084
     Amortization of discount on investments                           -        (566)       (175)
     Non-recurring charges                                             -       3,786           -
     Changes in operating assets and liabilities:
      (Increase) decrease:
        Accounts receivable                                      (11,895)      2,793     (12,490)
        Assets held for sale                                           -      (1,054)          -
        Prepaid expenses and other current assets                  1,008         (71)     (1,555)
        Other assets                                                 218       2,623      (5,778)
      Increase (decrease):
        Accounts payable and accrued expenses                     (3,448)    (13,243)        (49)
        Deferred revenue                                            (929)         94      (1,105)
        Other liabilities                                          1,728      (4,767)      1,820
                                                              ----------- ----------- -----------
   Net cash provided by operating activities                      51,632      42,787      27,138
                                                              ----------- ----------- -----------
INVESTING ACTIVITIES
Investment in property and equipment                             (46,268)   (178,443)   (126,167)
Proceeds from sales of assets                                     45,704      26,923      28,552
Increase in investments and notes receivable                    (152,809)    (75,259)    (45,315)
Proceeds from investments and notes receivable                   142,422       7,574           -
Increase in restricted cash and cash equivalents                    (830)       (727)     (1,459)
Contributions to investments in unconsolidated
   assisted living facilities                                    (10,534)     (1,519)       (742)
Acquisition of interests in facilities                            (1,098)    (13,614)     (1,340)
                                                              ----------- ----------- -----------
   Net cash used in investing activities                         (23,413)   (235,065)   (146,471)
                                                              ----------- ----------- -----------
FINANCING ACTIVITIES
Additional borrowings under long-term debt                       187,302     313,529     108,000
Repayment of long-term debt                                     (215,569)   (122,079)    (23,369)
Net proceeds from exercised options                                3,235       3,668       6,356
Net investment of minority interests                              (1,088)      1,000           -
Financing costs paid                                              (3,118)     (4,497)       (100)
Repurchase of stock                                               (9,647)          -           -
                                                              ----------- ----------- -----------
   Net cash (used in) provided by financing activities           (38,885)    191,621      90,887
                                                              ----------- ----------- -----------
Net decrease in cash and cash equivalents                        (10,666)       (657)    (28,446)
Cash and cash equivalents at beginning of year                    53,540      54,197      82,643
                                                              ----------- ----------- -----------
Cash and cash equivalents at end of year                        $ 42,874    $ 53,540    $ 54,197
                                                              =========== =========== ===========

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

   Sunrise was incorporated in Delaware on December 14, 1994. The consolidated financial statements include Sunrise's wholly owned subsidiaries that manage, own and develop assisted living facilities. The consolidated financial statements also include one limited partnership which owns a facility (Sunrise of Gardner Park) in which Sunrise owns a 50% partnership interest and controls the limited partnership through its status as the manager of the facility and as the sole general partner with the unilateral ability under the partnership agreement to conduct the ordinary course of business of the partnership. In addition, the consolidated financial statements include three limited liability companies. One of the limited liability companies owns two facilities (Sunrise of Severna Park) in which Sunrise owns a 50% membership interest. The other two limited liability companies own one facility each (Sunrise of Sheepshead Bay and Sunrise of Mill Basin) in which Sunrise owns a 70% membership interest. Sunrise controls the three limited liability companies through its status as the manager of the facilities and as sole managing member of the limited liability companies with unilateral ability under the operating agreements to conduct the ordinary course of business of the companies. It is Sunrise's policy to consolidate non-wholly owned interests when, through its managing partnership or operating agreements, status as manager of the facility and sole general partner or managing member, Sunrise holds the unilateral ability to conduct the ordinary course of business of the facility. In February 2000, Sunrise acquired the remaining 30% minority interest in Sunrise of Park Ridge, in which Sunrise previously had a 70% membership interest.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Details of the allowance for doubtful accounts receivable are as follows (in thousands):

                                                  DECEMBER 31,
                                       --------------------------------
                                         2000       1999       1998
                                       --------------------------------
                Beginning balance        $3,716    $2,080     $1,798
                Acquired allowance            -       786         --
                Provision for bad
                debts                     1,250     1,380        521
                Accounts written off     (1,311)     (530)      (239)
                                       --------------------------------
                Ending balance           $3,655    $3,716     $2,080
                                       ================================

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost and include interest and property taxes capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of facilities. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

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

   The carrying amounts of all intangible assets are reviewed for impairment when indicators of impairment are identified. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted.

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

INVESTMENTS IN UNCONSOLIDATED ASSISTED LIVING FACILITIES

   Sunrise owns non-controlling interests in 60 assisted living facilities, some of which are currently under development. Sunrise's interests, through limited liability companies and partnerships, range from nine to 50 percent. Sunrise does not control these entities as major business decisions require approval by the other partners or members. Accordingly, these investments are accounted for under the equity method, where the investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and cash contributions and distributions. Sunrise eliminates intercompany profits on sales of services that are capitalized by the ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee are amortized on a straight line basis over the estimated useful life of the investments. Sunrise's interests in accumulated losses of unconsolidated assisted living facilities are recorded below Sunrise's cost basis, which reflects Sunrise's obligations as the general partner or managing member. Sunrise has no liability for any other material commitments or contingencies of partnerships or limited liability companies in which it is a general partner or managing member.

   As of December 31, 2000, the carrying value of investments in the net assets of unconsolidated assisted living facilities exceeded the underlying equity in net assets of the investees by $3.8 million.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




INTEREST RATE SWAPS

   Interest rate swap transactions are designated with certain outstanding debt instruments. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt. The fair value of and changes in fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized into interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. There were no gains or losses on terminations of interest swap agreements recognized by Sunrise for the periods presented.

REVENUE RECOGNITION

   Operating revenue consists of resident fee revenue, including resident community fees, management services revenue, facility contract services revenue and realized gain upon sale of assisted living facilities. Resident fee revenue is recognized when services are rendered. Agreements with residents are for a term of one year and are cancelable by residents with thirty days notice. Management and contract services revenue is comprised of revenue from management contracts, development contracts and facility contracts. Revenue from management contracts is recognized in the month in which it is earned in accordance with the terms of the management contract. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. Revenue from facility contract services is comprised of fees plus reimbursable expenses of facilities operated with Sunrise's employees under long-term operating agreements. Income from property sales is recognized upon consummation of the sale of properties unless a portion of the sale is contingent upon future events or performance. Deferred gains are then recognized upon performance or resolution of the contingency.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments. Sunrise participates in interest rate swap transactions, which would be considered derivatives under Statement No.
133. Sunrise has not entered into any other derivative transactions. Because of Sunrise's minimal use of derivatives, Statement No. 133 is not anticipated to materially affect results of operations or the financial position of Sunrise.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

   Certain 1999 and 1998 balances have been reclassified to conform with the 2000 presentation.

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                      DECEMBER 31,
                                                  ----------------------
                                     ASSET LIVES     2000       1999
                                                  ----------------------
         Land and land improvements   10-15 yrs.   $122,794   $115,516
         Building and building
            Improvements               40 yrs.      576,820    520,502

         Furniture and equipment      3-10 yrs.      82,982     76,072
                                                  ----------------------
                                                    782,596    712,090
         Less accumulated
         depreciation
            And amortization                        (72,335)   (55,983)
                                                  ----------------------
                                                    710,261    656,107
         Construction in progress                   102,676    107,199
                                                  ----------------------
                                                   $812,937   $763,306
                                                  ======================

   Depreciation expense was $25.2 million, $18.6 million and $13.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  NOTES RECEIVABLE

   Notes receivable plus accrued interest consist of the following (in thousands):

                                                          DECEMBER 31,
                                                       -------------------
                                                         2000     1999
                                                       -------------------
        LLC Note I, interest accrues at LIBOR plus
          5.0% (11.6% at December 31, 2000)             $22,599  $24,799
        LLC Note II, interest accrues at 10.0%            8,534    7,797
        LLC Note III, interest accrues at 10.0%          18,242   16,632
        LLC Note IV, interest accrues at 10.0%           17,685    6,054
        LLC Note V, interest accrues at 15.0%             9,388        -
        Note I with United Kingdom joint venture,
          variable interest                               5,125    3,829
        Note II with United Kingdom joint venture,
          interest accrues at 15.0%                         696        -
        ADG Note, interest accrues at 10.0%                 544      543
        Promissory Note, interest accrued at 8.0%             -      562
        Property Note, interest accrues at 7.75%          3,016        -
        Promissory Note, interest accrues at 11.5%
          through March 2001 and 13.5% thereafter           999        -
        Other notes receivable                              290      489
                                                       -------------------
                                                         87,118   60,705
            Current maturities                           (9,127)  (1,051)
                                                       -------------------
                                                        $77,991  $59,654
                                                       ===================


   In October 1997, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC I") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC I is to develop, construct and own assisted living facilities. Sunrise loaned LLC I $15.0 million (the "LLC Note I") to partially finance the initial development and construction of six properties. The LLC Note I to Sunrise's subsidiary is subordinated to other lenders of LLC I. In September 1998, Sunrise and LLC I amended the LLC Note I to increase the loan by $6.0 million to a total of $21.0 million in order to partially finance the initial development and construction of two additional properties. Principal and interest are due October 2003.

   In January 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC II") in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC II is to develop, construct and own assisted living facilities. Sunrise loaned LLC II $7.3 million (the "LLC Note II") to partially finance the initial development and construction of four properties. The LLC Note II to Sunrise's subsidiary is subordinated to other lenders of LLC II. The principal amount of the loan and accrued interest are due on the earlier of March 30, 2006 or termination of the management agreement between the parties. See Note 17 Related-Party Transactions, Joint Ventures.

   In March 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC III") in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC III is to develop, construct and own assisted living facilities. Sunrise loaned LLC III $15.8 million (the "LLC
Note III") to partially finance the initial development and construction of five properties. The LLC Note III to Sunrise's subsidiary is subordinated to other lenders of LLC III. The principal amount of the loan and accrued interest are due on July 1, 2002. See Note 17 Related-Party Transactions, Joint Ventures.

   In March 1999, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC IV") in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC IV is to develop, construct, and own assisted living facilities. Sunrise loaned LLC IV $6.0 million (the "LLC Note IV") to

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

partially finance the initial development and construction of six properties. In December 1999, Sunrise and LLC IV amended the LLC Note IV to increase the loan by $10.0 million. The LLC Note IV to Sunrise's subsidiary is subordinated to other lenders of LLC IV. The principal amount of the loan and accrued interest are due on the earlier of December 31, 2006 or termination of the management agreement between the parties. See Note 17 Related-Party Transactions, Joint Ventures.

   In December 2000, a wholly owned subsidiary of Sunrise jointly formed a limited liability company ("LLC V") with an unrelated third party in which Sunrise's subsidiary owns a 9% minority interest. The purpose of LLC V is to develop, construct and own assisted living facilities. Sunrise has committed to loan LLC V $17.4 million (the "LLC Note V") to partially finance the initial development and construction of five properties. The LLC Note V to Sunrise's subsidiary is subordinated to other lenders of LLC V. The principal amount of the loan and accrued interest are due on December 16, 2007.

   In November 1998, Sunrise agreed to make available up to approximately $3.4 million ("Note I") to a subsidiary of a joint venture of Sunrise in the United Kingdom under a revolving credit arrangement. During 2000, Sunrise advanced an additional $1.4 million to the joint venture. Interest on the first $3.4 million of advances made under Note I accrues at 12.0%. Interest on the additional $1.4 million of advances accrues at a variable rate based on LIBOR plus 2.0% (8.56% at December 31, 2000). The outstanding principal and unpaid accrued interest are due November 2001. See Note 17 Related-Party Transactions, Joint Ventures.

   In 2000, Sunrise agreed to make available up to approximately $1.4 million ("Note II") to a subsidiary of a joint venture of Sunrise in the United Kingdom under a promissory note. Interest on amounts outstanding under Note II accrues at 15.0%. A portion of the outstanding principal and unpaid accrued interest was converted to an investment in the joint venture and the remainder was repaid in full in January 2001. See Note 17 Related-Party Transactions, Joint Ventures.

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

    In June 1999, a wholly owned subsidiary of Sunrise loaned $200,000 ("Property Note") to owners of certain property on which Sunrise plans to develop an assisted living community. Immediately following issuance of the Property Note, the wholly owned subsidiary of Sunrise entered into a purchase agreement with the owners to acquire this property. In January 2000, an additional $2.6 million was advanced to the owners of the property for a total of $2.8 million. The principal and unpaid accrued interest are due in 2001.

   In September 2000, a wholly owned subsidiary of Sunrise agreed to make available up to $1.25 million ("Promissory Note") to the purchaser of two former Karrington operating properties located in Ohio. The Promissory Note is secured by a second mortgage and is subordinated to the purchaser's first mortgage. The Promissory Note accrues interest at 11.5% through March 2001 and 13.5% thereafter. The outstanding principal and unpaid accrued interest are due September 2002. The note was repaid in January 2001.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Management believes the net carrying cost of the notes receivable approximates market value at December 31, 2000 and 1999.

5.  INVESTMENTS

   The balances outstanding are as follows (in thousands):

                                 FACE AMOUNT
                                 DECEMBER 31,
                               -----------------
             DESCRIPTION        2000     1999   INTEREST RATE      MATURITY DATE
       ----------------------------------------------------------------------------
       Bonds:
         Series A               $5,000  $5,000       11%            July 1, 2025
         Series B                  750     750       11%            July 1, 2015
                               -----------------
                                $5,750  $5,750
                               =================

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

   Subsequent to June 30, 1995, all interest payments on these bonds are current. Sunrise recognized $632,000, $721,000 and $957,000 in interest income during 2000, 1999 and 1998, respectively, on this investment. The bond discount for the Series C bonds was being recognized as interest income over the life of the loan commencing in 1998. Sunrise amortized $575,000 and $175,000 of the bond discount in 1999 and 1998, respectively.

   Management believes the net carrying cost of the investments approximates market value at December 31, 2000 and 1999.

6.  INTANGIBLES AND OTHER ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                         DECEMBER 31,
                                                       ------------------
                                                         2000     1999       ESTIMATED
                                                                            USEFUL LIFE
                                                       --------------------------------
       Management contracts, less accumulated
         amortization of $709 and $250                 $  6,679  $  7,138  11-20 years
       Leaseholds, less accumulated amortization of
         $1,118 and $584                                 17,463    26,856  18-40 years
                                                       ------------------
                                                       $ 24,142  $ 33,994
                                                       ==================


       Costs in excess of assets acquired, less
         accumulated amortization of $1,244 and $474   $ 33,709  $ 35,412  38 years
                                                       ===================


                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   Other assets consist of the following (in thousands):

                                                         DECEMBER 31,
                                                       ------------------
                                                         2000     1999
                                                       ------------------
       Restricted cash                                  $5,211   $4,380
       Deferred financing costs less amortization of
         $8,876 and $6,045                               7,539    8,705
       Pre-rental costs less amortization of $16,437
         and $15,896                                     3,783    4,707
       Other                                               721      563
                                                       ------------------
                                                       $17,254  $18,355
                                                       ==================

   Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to Sunrise's debt agreements and resident deposits.

7.  TRANSACTIONS WITH UNCONSOLIDATED ENTITIES

   Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $21.2 million and $38.6 million as of December 31, 2000 and 1999, respectively. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $3.0 million and $1.6 million in 2000 and 1999, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to development activities.

8.  LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                           DECEMBER 31,
                                                       ---------------------
                                                          2000      1999

                                                       ---------------------
      5 1/2% Convertible Subordinated Notes due 2002    $150,000   $150,000
      Syndicated revolving credit facility               177,456    209,972
      Multi-property/participating blanket first
        mortgage                                          85,109     85,602
      Multi-property first mortgage                       85,868     87,242
      Other mortgages and notes payable                  176,445    168,720
      Discount on the multi-property mortgage less
        amortization of $3,025 and $2,607                   (175)      (593)
                                                       ---------------------
                                                         674,703    700,943
           Current maturities                           (117,054)   (36,103)
                                                       ---------------------
                                                        $557,649   $664,840
                                                       =====================

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $400.0 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary, consisting of 30 properties. Advances under the facility bear interest at LIBOR plus 1.75% (8.31% at December 31, 2000). The credit facility expires in July 2002. There were $177.5 million of advances outstanding under this credit facility as of December 31, 2000.

    The multi-property mortgage is collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 facilities. The multi-property mortgage consists of two separate debt classes. Class A in the amount of $65.0 million bears a fixed interest rate of 8.56% and is interest only until the maturity date of May 31, 2001. Class B in the amount of $20.1 million bears a variable interest rate. Class B was interest only until July 1, 1997 at which time principal and interest payments were due using a 20-year amortization schedule. The interest rate applicable to the floating rate debt is LIBOR plus 1.75% (8.31% at December 31, 2000).

    A participation interest of $3.2 million payable in connection with the multi-property mortgage was recorded at the loan date. A corresponding amount recorded as a loan discount is being amortized over the life of the loan. Amortization of the discount of $418,000 has been included as interest expense in 2000, 1999 and 1998.

   In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by eight properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate. At December 31, 2000, $85.9 million was outstanding.

   In March 2000, Sunrise entered into a multi-property first mortgage for $75.0 million secured by eight properties. The loan accrues interest at 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59.0 million of floating rate construction debt and to help fund Sunrise's development and stock repurchase programs. The eight properties securing the debt were sold on September 29, 2000 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $74.6 million as of September 30, 2000.

   In 1999, included in long-term debt is a note due to an employee and an entity related to that employee. Interest accrued at 18% annually and principal was due June 8, 1999. In October 1999, the principal balance plus accrued and unpaid interest under the promissory note was paid in full.

   The other mortgages and notes payable relate primarily to 29 facilities whereby outstanding balances are collateralized by the total assets of the respective facility. Payments of principal and interest are made monthly. Interest rates range from 4.7% to 10.0% with remaining maturities ranging from less than one to 33 years. These other mortgages and notes payable have total borrowings of $176.4 million as of December 31, 2000, which include $55.2 million of debt assumed through the acquisition of Karrington.

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

   There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which: (1) require it to meet certain financial tests. For example, Sunrise's $85.1 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


requires Sunrise to have a consolidated tangible net worth of at least $255.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in management or control of Sunrise. For example, Sunrise's $400.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise; (3) restrict the ability of Sunrise's subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and (4) require that Sunrise maintain minimum occupancy levels at its facilities. For example, Sunrise's $400.0 million credit facility requires that 85% occupancy be achieved after 12 months for newly opened facilities and, following this 12-month period, be maintained at or above that level.

   Principal maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

                               2001         $117,054
                               2002          354,746
                               2003           57,632
                               2004           13,582
                               2005           10,134
                               Thereafter    121,555
                                           -----------
                                            $674,703
                                           ===========

    Interest paid totaled $52.2 million, $35.7 million and $23.8 million in 2000, 1999 and 1998, respectively. Interest capitalized was $6.1 million, $6.3 million and $4.2 million in 2000, 1999 and 1998, respectively.

    As of December 31, 2000, Sunrise has $11.3 million in unused letters of credit that have been pledged for the benefit of certain lending institutions and municipalities. The letters of credit expire within two years.

9.  STOCKHOLDERS' EQUITY

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

    Sunrise's Board of Directors has authorized Sunrise to repurchase its outstanding common stock and/or its outstanding 5 1/2% convertible subordinated notes up to an aggregate purchase price of $50.0 million over a period of 12 months. Under the stock repurchase program, Sunrise is authorized to repurchase Company common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The stock repurchase program does not obligate Sunrise to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. Sunrise repurchased 585,000 shares of common stock at an average price of $16.66 per share through open-market purchases during 2000.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  STOCK OPTION PLANS

   Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2000, these plans provided for the grant of options to purchase up to 7,323,910 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

   In September 1998, Sunrise canceled 1.6 million options granted to employees at exercise prices greater than $29.00 and granted an equal number of options with an exercise price of $25.00. In connection with the new grants certain vesting periods of the executive officers were extended.

   On April 25, 1996, the Board of Directors adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors' Plan. In March 2000, the Directors' Plan was terminated. An aggregate of 75,000 shares of common stock is reserved for issuance under existing option agreements. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors' Plan vested immediately. All options granted under the Directors' Plan are non-incentive stock options. As of December 31, 2000, 75,000 options remained outstanding under the plan.

   A summary of Sunrise's stock option activity, and related information for the years ended December 31 are presented below:

                                                  2000                  1999                 1998
                                          ----------------------------------------------------------------
                                                   WEIGHTED-               WEIGHTED-            WEIGHTED-
                                                    AVERAGE                 AVERAGE              AVERAGE
                                          SHARES   EXERCISE      SHARES    EXERCISE    SHARES   EXERCISE
OPTIONS                                    (000)     PRICE       (000)      PRICE      (000)      PRICE
----------------------------------------------------------------------------------------------------------
Outstanding-beginning of year               5,250    $  23.28     4,170    $  24.93     3,156   $  22.76
Granted                                     1,905       15.93     1,712       23.02     3,417      32.81
Exercised                                    (242)      13.77      (213)      17.24      (384)     16.39
Canceled                                     (954)      28.57      (419)      30.39    (2,019)     36.51
                                          --------              --------              -------
Outstanding-end of year                     5,959                 5,250       23.28     4,170      24.93
                                          ========              ========              =======

Options exercisable at year-end             2,523                 1,853                 1,055
Weighted-average fair
 value of options granted
 during the year                           $11.78                $16.46                $16.80

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following table summarizes information about stock options outstanding at December 31, 2000:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                   -------------------------------------------------------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE        WEIGHTED-      NUMBER       WEIGHTED-
RANGE OF           OUTSTANDING     REMAINING        AVERAGE     EXERCISABLE     AVERAGE
EXERCISE PRICES       (000)     CONTRACTUAL LIFE EXERCISE PRICE    (000)     EXERCISE PRICE
--------------------------------------------------------------------------------------------
$ 3.00  - $ 8.00           85          4.7           $ 5.03           85      $ 5.03
  8.01  -  20.00        2,505          8.8            14.52          530       15.69
 20.01  -  25.63        2,456          6.6            24.96        1,606       25.01
 25.64  -  44.56          913          8.3            31.78          302       34.87
                   ------------                                ------------
                        5,959                                      2,523
                   ============                                ============

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 4.4% to 6.5%; dividend yield of 0%; expected lives of 7 to 10 years; and volatility of 36.8% to 57.54%.

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

   For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Sunrise's pro forma information follows (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------- ---------- ---------
         Net income:
            As reported                         $24,278    $20,213    $22,312
            Pro forma                            $7,686     $7,882    $13,368
         Diluted net income per share:
            As reported                           $1.10      $0.94      $1.11
            Pro forma                             $0.35      $0.37      $0.67

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

12.  NET INCOME PER COMMON SHARE

   The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, expect per share amounts):

                                                    YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                                  2000        1999          1998
                                           ------------------------------------------
  Numerator:
    Net income                                  $24,278       $20,213       $ 22,312
                                           ==========================================

  Denominator:
    Denominator for basic net income per
      common share-weighted average shares       21,654        21,045         19,288
    Effect of dilutive securities:
      Employee stock options                        366           544            744
                                           ------------------------------------------
      Denominator for diluted net income
        per common share-weighted average
        shares plus assumed conversions          22,020        21,589         20,032
                                           ==========================================

  Basic net income per common share            $   1.12      $   0.96       $   1.16
                                           ==========================================

  Diluted net income per common share          $   1.10      $   0.94       $   1.11
                                           ==========================================


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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

    In June 1999, Sunrise completed the sale of two facilities for an aggregate sales price of $27.9 million in cash. Sunrise realized an $11.2 million gain from the transaction over three quarters. Sunrise recognized a gain of $5.1 million on the sale in 1999 and $6.1 million in 2000. For tax purposes, the transaction is treated as a tax-free exchange. Sunrise operates the two facilities under long-term operating agreements.

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

    The following unaudited pro forma information presents the results of operations of Sunrise for the year ended December 31, 1999, as if the acquisition of Karrington had taken place as of January 1, 1999. This pro forma information excludes the results of operations of the assets held for sale. See Note 14 Assets Held For Sale. (in thousands, except per share amounts)

                                                 1999
                                              ------------
       Revenue                                  $ 268,074
       Net income                                  13,101
       Basic earnings per share                      0.60
       Diluted earnings per share                    0.58

    These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

      On June 29, 2000, Sunrise entered into a definitive agreement for the sale of 11 assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. Also, on June 29, 2000, the venture company closed on three of the 11 properties, located in Wayland, Massachusetts, West Essex, New Jersey and Oakton, Virginia, for an aggregate sales price of $44 million. The transaction will result in up to $13.3 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $11.1 million was recognized in 2000. On

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


September 29, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The eight properties are located in seven states. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction will result in up to $26.0 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $13.1 million was recognized in 2000. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements.

      On December 28, 2000, Sunrise sold its entire interest in two assisted living communities located in Rockville, Maryland, and San Mateo, California, to a privately held real estate company for a purchase price of $28.1 million. The transaction will result in up to $7.8 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $1.8 million was recognized during 2000. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements.

      On December 28, 2000, Sunrise entered into a definitive agreement to sell nine assisted living communities to a limited partnership for an aggregate sales price of $131.0 million. Sunrise will continue to operate the communities under long-term management agreements and Sunrise will retain a 25% ownership interest in the limited partnership. The nine communities are located in three states. Sunrise closed on this sale on February 23, 2001.

14.     ASSETS HELD FOR SALE

    In connection with its acquisition of Karrington, Sunrise intended to sell 16 of Karrington's operating properties. Sunrise has concluded its efforts to sell these former Karrington operating properties held for sale. In September 2000, the Company sold two former Karrington operating properties for their book value of approximately $7.0 million. Sunrise terminated discussions to sell the remaining 14 operating properties held for sale because market conditions for selling these properties in secondary markets are depressed and the Company believes that it can obtain better prices in the future. Accordingly, these properties have been reclassified from assets held for sale to operating properties and the operations of these properties have been included in Sunrise's consolidated results beginning in the third quarter of 2000.

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


There are no extension options, however Sunrise has the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If the company exercises its option to sell the properties and the proceeds from the sale exceed the obligation under the lease, Sunrise is entitled to the excess. However, if the proceeds from the sale are less than the obligation under the lease, Sunrise is obligated to fund the difference. Sunrise is responsible for the payment of real estate taxes, insurance and other operating expenses. The lease requires Sunrise to maintain certain coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May 1999. During 2000, Sunrise purchased two of the properties for $17.7 million.

   Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 2000 are as follows (in thousands):

                              2001              $   36,703
                              2002                  11,013
                              2003                  10,850
                              2004                  10,618
                              2005                  10,182
                              Thereafter           134,183
                                                --------------
                                                  $213,549
                                                ==============

   Sunrise has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $61.8 million. Sunrise is pursing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

16.  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

   The primary components of Sunrise's net deferred tax asset are as follows (in thousands):

                                                DECEMBER 31,
                                             -------------------
                                               2000      1999
                                             -------------------
                 Deferred tax assets:
                   Operating loss
                    carryforward             $ 11,632  $ 18,386
                  Accrued expenses              5,792     3,525
                  Other                         2,024     2,001
                                             -------------------
                 Total  deferred tax assets    19,448    23,912
                                             -------------------

                 Deferred tax liabilities:
                   Property and equipment     (41,128)  (37,177)
                   Other                        (3119)     (642)
                                             -------------------
                 Total deferred tax
                 liabilities                  (44,247)  (37,819)
                                             -------------------

                 Net deferred tax liability  $(24,799) $(13,907)
                                             ===================

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

   At December 31, 2000, Sunrise had federal net operating loss carryforwards available to offset future taxable income of approximately $29.2 million, which expire from 2010 through 2019. This amount includes approximately $11.9 million of net operating loss carryforwards acquired from Karrington, which are subject to certain limitations on utilization. At December 31, 2000, Sunrise had alternative minimum tax credits of approximately $0.7 million available to offset future federal tax liabilities. These tax credits do not expire. Various Sunrise entities have fully utilized their net operating loss carryforwards for state tax purposes.

   Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforward prior to expiration.

   Significant components of the provision for income taxes are as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                            2000          1999         1998
                                        -----------------------------------------
Current:
     Federal                            $  1,501      $  4,738     $   3,521
     State                                 2,754         1,160           457
                                        -----------------------------------------
  Total current                            4,255         5,898         3,978
Deferred:
     Federal                              11,235         4,507         3,891
     State                                    32            (8)        1,897
    Decrease in valuation allowance            -        (2,569)       (9,766)
                                        -----------------------------------------
  Total deferred                          11,267         1,930        (3,978)
                                        -----------------------------------------
  Total tax expense                     $ 15,522      $  7,828     $       -
                                        =========================================

   In 2000, 1999 and 1998, Sunrise paid federal and state income taxes of $2.8 million, $1.8 million and $0.9 million, respectively. Current taxes payable for 2000 and 1999 have been reduced by approximately $1.1 million and $7.9 million, respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

   The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                2000       1999         1998
                                             ------------------------------------
         Statutory rate                           35%        35%         35%
         State taxes, net                          7          7           6
         Tax exempt interest                      (1)        (3)         (4)
         Other                                    (2)        (2)          7
         Valuation allowance                       -         (9)        (44)
                                             ------------------------------------
                                                  39%        28%          0%
                                             ====================================

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  RELATED-PARTY TRANSACTIONS

SUNRISE ASSISTED LIVING FOUNDATION

   Paul and Teresa Klaassen, Sunrise's founders, operate two schools, including day care centers, through a not-for-profit organization, Sunrise Assisted Living Foundation, Inc. ("SALF"). SALF reimbursed Sunrise monthly for use of office facilities and support services in the amounts of $84,000 in 2000, 1999 and 1998. Such amounts are included in operating revenue.

   During 1999, a subsidiary of SALF provided certain health care services to residents of Sunrise facilities located in Illinois. The SALF subsidiary entered into various administrative, accounting and collection service agreements with Sunrise affiliates. The service agreements allow for reimbursement of costs of service plus a management fee. Sunrise recognized management fees of $204,000 and $49,000 in 2000 and 1999, respectively. As of December 31, 2000, Sunrise had a receivable of $0.4 million from SALF under such service agreements.

GROUND LEASE

   Sunrise has a 99 year ground lease with one of Sunrise's founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under this lease was $262,000 for each of the years ended December 31, 2000, 1999 and 1998. Sunrise subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by Sunrise under the ground lease. Sublease rental income was $131,000 for each of the years ended December 31, 2000, 1999 and 1998. Lease expense is recorded net of the sublease income.

JOINT VENTURES

   Sunrise has entered into unconsolidated joint venture arrangements with a third party that is providing up to $70.8 million of the equity capital to develop up to 37 projects in the United States, United Kingdom and Canada. A director of Sunrise is a managing director in the third party that is providing the equity capital and a former director of Sunrise is a general partner in the third party. The joint ventures have completed 13 assisted living facilities, 12 in the United States and one in the United Kingdom and are currently developing 13 assisted living facilities, three in the United States, two in the United Kingdom and eight in Canada. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $4.3 million of equity capital in the joint ventures. Sunrise recognized development fees from these joint ventures of $7.4 million and $12.7 million, respectively, in 2000 and 1999. As of December 31, 2000 and 1999, the third party had provided approximately $42.0 million and $22.5 million, respectively, and Sunrise has provided $4.4 million and $2.0 million, respectively, of equity capital to the joint ventures.


18.  PROFIT-SHARING PLAN

   Sunrise has a profit-sharing plan (the "Plan") under Internal Revenue Code
Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. The Plan contains three elements -- employee salary contributions, discretionary matching employer contributions and special discretionary employer contributions. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 16%. Matching contributions made by Sunrise totaled $347,000, $278,000 and $177,000 during 2000, 1999 and
1998, respectively.

   Sunrise has made amendments to the Plan that will be effective January 1, 2001. Employees will vest in their matching employer contributions 100% over four years at 25% each year. When an employee reaches 5 years of service, Sunrise will contribute $0.50 for every dollar the employee contributes up to 7%

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of the employee's annual compensation. If the employee has less than 5 years of service, the employer contribution will be $0.25 for every dollar the employee contributes up to 7% of the employee's annual compensation. The Plan has eliminated the discretionary matching contributions, all employees who earn $85,000 or less annually are eligible to receive regular matching contributions by Sunrise provided the employee meets certain eligibility requirements.

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

   Fixed rate debt with an aggregate carrying value of $352.8 million, excluding a $0.2 million loan discount, has an estimated aggregate fair value of $336.2 million at December 31, 2000. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of Sunrise's variable rate debt is estimated to be approximately equal to its carrying value of $322.1 million at December 31, 2000. The interest rate swap related to floating rate debt (see Note 8) has an estimated fair value of $0.1 million at December 31, 2000.

   Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000 and current estimates of fair value may differ from the amounts presented herein.

20.  INFORMATION ABOUT SUNRISE'S SEGMENTS

   In the first quarter of 2000, Sunrise reorganized and began reporting the results of its two operating divisions - Sunrise Management Services and Sunrise Properties . Sunrise Assisted Living, Inc. continues as the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales. Prior year segments have been restated to reflect current segments.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Segment information is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 2000      1999       1998
                                                               --------- ---------- ---------
Operating Revenue:
  Sunrise Management Services                                  $227,278   $170,892   $107,137
  Sunrise Properties                                            312,810    234,620    160,297
  Elimination of intersegment revenue                          (195,302)  (150,293)   (96,722)
                                                              ---------- ---------- ---------
    Total consolidated operating revenue                        344,786    255,219    170,712
                                                              ---------- ---------- ---------
Operating Expenses:
  Sunrise Management Services                                   206,060    151,657     98,159

  Sunrise Properties                                            245,037    198,739    127,772
  Elimination of intersegment expenses                         (195,302)  (150,293)   (96,722)
                                                              ---------- ---------- ---------
    Total consolidated operating expenses                       255,795   200,103     129,209
                                                              ---------- ---------- ---------
    Segment operating income                                     88,991    55,116      41,503

Reconciliation to net income:
  Corporate operating expenses                                    8,481      3,710      3,307
                                                              ---------- ---------- ---------
    Income from operations                                       80,510     51,406     38,196
  Interest expense, net                                         (37,566)   (21,750)   (15,430)
  Equity in losses of unconsolidated assisted living
    facilities                                                   (2,941)    (1,239)        54
  Minority interests                                               (203)      (376)      (508)
  Provision for income taxes                                    (15,522)    (7,828)         -
                                                              ---------- ---------- ---------

    Total consolidated net income                              $ 24,278   $ 20,213   $ 22,312
                                                              ========== ========== =========

   Management services revenue from operations in England were $0.7 million and $0.8 million for 2000 and 1999, respectively. Management services revenue from operations in Canada were $2.4 million and $1.2 million for 2000 and 1999, respectively. The remaining revenues and all long-lived assets are domestic.

21.  QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

   The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):


                               1st Quarter    2nd Quarter   3rd Quarter  4th Quarter
                               ------------- -------------- ------------ -----------
2000
----
Operating revenue                $76,802       $82,329         $90,484    $95,171
Net income                         4,094         4,901           6,486      8,797
Diluted net income per
  Common share                   $  0.19       $  0.22         $  0.30    $  0.39

1999
----
Operating revenue                 51,378        61,524          68,133     74,184
Net income                         7,226         5,416           3,711      3,860
Diluted net income per
  Common share                   $  0.35       $  0.25         $  0.17    $  0.18


The sum of diluted net income per common share for the four quarters in 2000 and 1999 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise's common stock during the year.