Form 10-Q
period 2001-03-31
SUNRISE ASSISTED LIVING INC
filed 2001-05-11
CIK 1011064

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Period Ended March 31, 2001

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


        As of May 1, 2001, there were 21,629,291 shares of the Registrant's Common Stock outstanding.

===============================================================================

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001


                                      INDEX


    PART I.  FINANCIAL INFORMATION                                       PAGE

    Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 2001 and
             December 31, 2000                                             3

             Consolidated Statements of Income for the three
             months ended March 31, 2001 and 2000                          4

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2001 and 2000                          5

             Notes to Consolidated Financial Statements                    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk     20

    PART II. OTHER INFORMATION

    Item 6.  Reports on Form 8-K                                           21

    Signatures                                                             22

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                              March 31,          December 31,
                                                                                 2001                2000
                                                                          ------------------  ------------------
                                                                             (Unaudited)
ASSETS
    Current Assets:
      Cash and cash equivalents                                                 $    54,018         $    42,874
      Accounts receivable, net                                                       28,260              25,467
      Notes receivable                                                                8,858               9,127
      Deferred income taxes                                                          11,014              19,448
      Prepaid expenses and other current assets                                      28,426              35,874
                                                                                -----------         -----------
          Total current assets                                                      130,576             132,790
    Property and equipment, net                                                     761,770             812,937
    Notes receivable                                                                 83,298              77,991
    Management contracts and leaseholds, net                                         23,857              24,142
    Costs in excess of assets acquired, net                                          33,482              33,709
    Investments in unconsolidated assisted living facilities, net                    27,425              27,773
    Investments                                                                       5,750               5,750
    Other assets                                                                     15,918              17,254
                                                                                -----------         -----------
          Total assets                                                          $ 1,082,076         $ 1,132,346
                                                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Accounts payable                                                          $     3,166         $     4,932
      Accrued expenses and other current liabilities                                 28,509              22,890
      Deferred revenue                                                               41,803              21,977
      Current maturities of long-term debt                                          113,020             117,054
                                                                                -----------         -----------
          Total current liabilities                                                 186,498             166,853
    Long-term debt, less current maturities                                         471,591             557,649
    Investments in unconsolidated assisted living facilities                          6,213               3,353
    Deferred income taxes                                                            44,247              44,247
    Other long-term liabilities                                                       3,122               3,407
                                                                                -----------         -----------
           Total liabilities                                                        711,671             775,509
    Minority interests                                                                2,817               2,792
    Preferred stock, $0.01 par value, 10,000,000 shares authorized,
        no shares issued and outstanding                                                  -                   -
    Common stock, $0.01 par value, 60,000,000 shares authorized,
        21,627,582 and 21,595,569 shares issued and outstanding
        in 2001 and 2000                                                                216                 216
    Additional paid-in capital                                                      299,011             298,660
    Retained earnings                                                                68,361              55,169
                                                                                -----------         -----------
          Total stockholders' equity                                                367,588             354,045
                                                                                -----------         -----------
          Total liabilities and stockholders' equity                            $ 1,082,076         $ 1,132,346
                                                                                ===========         ===========



    Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)




                                                                               Three months ended
                                                                                    March 31,
                                                                      -------------------------------------
                                                                            2001                2000
                                                                      ------------------  -----------------
                                                                          (Unaudited)        (Unaudited)
Operating revenue:
    Resident fees                                                           $    62,568        $    64,545
    Management and contract services                                             20,977              6,202
    Income from property sales                                                   20,504              6,055
                                                                            -----------        -----------
      Total operating revenue                                                   104,049             76,802
                                                                            -----------        -----------

Operating expenses:
    Facility operating                                                           41,815             40,173
    Management and contract services                                             13,144              2,248
    Facility development and pre-rental                                           1,741              2,121
    General and administrative                                                    7,407              6,463
    Depreciation and amortization                                                 7,348              7,405
    Facility lease                                                                2,656              2,794
                                                                            -----------        -----------
      Total operating expenses                                                   74,111             61,204
                                                                            -----------        -----------

Income from operations                                                           29,938             15,598

Interest income (expense):
    Interest income                                                               3,218              3,081
    Interest expense                                                            (11,491)           (11,162)
                                                                            -----------        -----------
      Total interest expense                                                     (8,273)            (8,081)

Equity in losses of unconsolidated assisted
     living facilities                                                             (531)              (695)
Minority interests                                                                  (25)              (111)
                                                                            -----------        -----------
Income before income taxes                                                       21,109              6,711
Provision for income taxes                                                       (8,233)            (2,617)
                                                                            -----------        -----------

Net income before extraordinary gain                                             12,876              4,094
                                                                            -----------        -----------

Extraordinary gain, net of tax                                                      315
                                                                            -----------        -----------

Net income                                                                  $    13,191        $     4,094
                                                                            ===========        ===========

Net income per common share:

    Basic:
      Net income before extraordinary gain                                  $      0.60        $      0.19
      Extraordinary gain                                                           0.01
                                                                            -----------        -----------
      Basic net income per common share                                     $      0.61        $      0.19
                                                                            ===========        ===========

    Diluted:
      Net income before extraordinary gain                                  $      0.55        $      0.19
      Extraordinary gain                                                           0.01                  -
                                                                            -----------        -----------
      Diluted net income per common share                                   $      0.56        $      0.19
                                                                            ===========        ===========




                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                               2001             2000
                                                                          ---------------  ---------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                                   $    13,191      $     4,094
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from property sales                                                 (10,415)               -
      Equity in losses of unconsolidated assisted living facilities                  531              695
      Minority interests                                                              25              111
      Provision for bad debts                                                        674              380
      Provision for deferred income taxes                                          8,434            2,617
      Depreciation and amortization                                                7,348            7,405
      Amortization of financing costs and discount on long-term debt                 890              920
      Extraordinary gain, net of tax                                                (315)               -
      Changes in operating assets and liabilities:
        (Increase) decrease:
           Accounts receivable                                                    (4,113)           1,138
           Prepaid expenses and other current assets                                 257            3,573
           Other assets                                                              113           (2,841)
           Assets held for sale                                                        -              (55)
        Increase (decrease):
           Accounts payable and accrued expenses                                   2,174            4,483
           Deferred revenue                                                          297           (6,014)
           Other liabilities                                                         744               91
                                                                             -----------      -----------
    Net cash provided by operating activities                                     19,835           16,597
                                                                             -----------      -----------
INVESTING ACTIVITIES
Proceeds from sale of properties                                                  33,435              428
Acquisition of interests in facilities                                                 -           (1,098)
Investment in property and equipment, net                                         46,121          (54,700)
Increase in investment and notes receivable                                      (25,693)         (30,716)
Proceeds from investments and notes receivable                                    27,814           23,985
Increase in restricted cash and cash equivalents                                    (316)            (785)
Contributions to investments in unconsolidated
    assisted living facilities                                                      (429)            (657)
                                                                             -----------      -----------
    Net cash provided by/ (used in) investing activities                          80,932          (63,543)
                                                                             -----------      -----------
FINANCING ACTIVITIES
Net proceeds from exercised options                                                  351                2
Additional borrowings under long-term debt                                        16,265          112,661
Repayment of long-term debt                                                     (106,173)         (60,400)
Financing costs paid                                                                 (66)          (1,523)
Repurchase of stock                                                                   -            (1,403)
                                                                             -----------      -----------
    Net cash (used in)/ provided by financing activities                         (89,623)          49,337
                                                                             -----------      -----------
Net increase in cash and cash equivalents                                         11,144            2,391
Cash and cash equivalents at beginning of period                                  42,874           53,540
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $    54,018      $    55,931
                                                                             ===========      ===========



                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2001 and 2000 pursuant to the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in Sunrise's 2000 Annual Report to Shareholders. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

        Certain 2000 balances have been reclassified to conform with the 2001 presentation.

2.  DEBT

        On June 6, 1997, Sunrise issued and sold $150.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. On January 26, 2001, Sunrise repurchased $5.5 million face value of the convertible notes, resulting in an extraordinary gain, after tax, of $315,000.

        In May 1999, Sunrise entered into a multi-property first mortgage for $88.0 million secured by nine properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The proceeds were used to reduce the balance of one of Sunrise's credit facilities and, as a result, convert a portion of Sunrise's variable rate debt into debt with a fixed rate debt. The nine properties securing the debt were sold on February 23, 2001 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $85.7 million as of the date of the sale.

3.  COMMITMENTS

        Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $66.0 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.  NET INCOME PER COMMON SHARE

        The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2001           2000
                                                                              ------------------------------
  Numerator for basic net income per share:
    Net income before extraordinary gain                                        $  12,876        $    4,094
    Extraordinary gain, net of tax                                                    315                 -
                                                                              ------------------------------
    Net income                                                                  $  13,191        $    4,094
                                                                              ==============================

  Numerator for diluted net income per share:
    Net income before extraordinary gain                                        $  12,876        $    4,094
    Assumed conversion of convertible notes, net of tax                             1,336                 -
                                                                              ------------------------------
    Diluted net income before extraordinary gain                                   14,212             4,094
    Extraordinary gain, net of tax                                                    315                 -
                                                                              ------------------------------
    Diluted net income                                                          $  14,527        $    4,094
                                                                              ==============================

  Denominator:
    Denominator for basic net income per common
       share-weighted average shares                                               21,603            21,937
    Effect of dilutive securities:
      Employee stock options                                                          527               119
      Convertible notes                                                             3,886                 -
                                                                              ------------------------------
  Denominator for diluted net income per common
    share-weighted average shares plus assumed conversions                         26,016            22,056
                                                                              ==============================

  Basic net income per common share:
    Net income before extraordinary gain                                        $    0.60        $     0.19
    Extraordinary gain, net of tax                                                   0.01                 -
                                                                              ------------------------------
    Net income                                                                  $    0.61        $     0.19
                                                                              ==============================

  Diluted net income per common share:
    Net income before extraordinary gain                                        $    0.55        $     0.19
    Extraordinary gain, net of tax                                                   0.01                 -
                                                                              ------------------------------
    Net income                                                                  $    0.56        $     0.19
                                                                              ==============================


         Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation for the three months ended March 31,2000 because the effect of their inclusion would be anti-dilutive.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $14.1 million and $21.2 million as of March 31, 2001 and December 31, 2000, respectively, which relate primarily to development activities.

6.   INFORMATION ABOUT SUNRISE'S SEGMENTS

        Sunrise reports the results of its operations by its two operating divisions - Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales. Prior year segments have been restated to reflect current segments.

         Segment information is as follows (in thousands):

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      2001         2000
                                                                                   -------------------------
  Operating Revenue:
     Sunrise Management Services                                                       $66,884     $51,186
     Sunrise Properties                                                                 84,393      71,812
     Elimination of intersegment revenue                                               (47,228)    (46,196)
                                                                                   -------------------------
       Total consolidated operating revenue                                            104,049      76,802
                                                                                   -------------------------
  Operating Expenses:
     Sunrise Management services                                                        60,394       47,043
     Sunrise Properties                                                                 59,006       58,495
     Elimination of intersegment expenses                                              (47,228)     (46,196)
                                                                                   -------------------------
       Total consolidated operating expenses                                            72,172       59,342
                                                                                   -------------------------
       Segment operating income                                                         31,877       17,460

  Reconciliation to net income:
     Corporate operating expenses                                                        1,939        1,862
                                                                                   -------------------------
       Income from operations                                                           29,938       15,598
     Interest expense, net                                                              (8,273)      (8,081)
     Equity in losses of unconsolidated assisted living facilities                        (531)        (695)
     Minority interests                                                                    (25)        (111)
     Provision for income taxes                                                         (8,233)      (2,617)
                                                                                   -------------------------
       Total consolidated net income before extraordinary gain                          12,876        4,094
    Extraordinary gain, net of tax                                                         315            -
                                                                                   -------------------------
       Total consolidated net income                                                   $13,191       $4,094
                                                                                   =========================

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



         Management services revenue from operations in England was $0.3 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. Management services revenue from operations in Canada was $0.6 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. The remaining revenues and all long-lived assets are domestic.

7.       PROPERTY SALE / LONG-TERM MANAGE BACK PROGRAM

         On February 23, 2001, Sunrise closed on the sale of nine assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The aggregate sales price was $131 million. The venture company assumed approximately $86 million of debt secured by the nine properties. The nine properties are located in three states. The transaction will result in up to $40.1 million in gain over the four quarters following the sale, subject to certain operating contingencies being met, of which $10.0 million was recognized in the three months ended March 31, 2001. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements. Sunrise recognized an additional $10.5 million in gain during the three months ended March 31, 2001 from sales of properties that took place in prior periods.

         In connection with Sunrise's property sale / long-term manage back program, Sunrise specifically identifies properties that it intends to sell within a twelve month period and, accordingly, designates these properties as held for sale. Management believes that the sales value of these properties exceeds their book value and therefore no related write-down has been recorded. The operating results of these properties are reflected in Sunrise's consolidated operating results. Depreciation expense for these properties is not reflected in Sunrise's consolidated depreciation presentation. The book value of these properties ($48.6 million) continues to be reflected in the property and equipment line item of the balance sheet.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including development and construction risks, acquisition risks, licensing risks, business conditions, competition, Sunrise's ability to operate the Karrington properties profitably, the Company's ability to execute on its sale/manage back program, market factors that could affect the value of the Company's properties, changes in interest rates, risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 2000 Annual Report on Form 10-K. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

    OVERVIEW

        Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 172 facilities in 25 states and in the United Kingdom, with a resident capacity of more than 13,400 residents, including 151 facilities owned by Sunrise or in which it has ownership interests and 21 facilities managed for third parties. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

        Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 26 facilities under construction with a resident capacity of approximately 2,300. Sunrise has also entered into contracts to purchase 40 additional development sites, 20 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

        Sunrise continues to execute its previously announced plan of selling selected real estate properties, subject to market conditions, as a normal part of its operations while retaining long-term management contracts. This strategy of selling selected real estate properties as a normal part of operations has and is expected to continue to enable Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. During the first quarter of 2001, Sunrise completed the sale of nine properties for approximately $131 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    RESULTS OF OPERATIONS

        Consolidated

        Sunrise has continued to experience growth in operations over the 12 months ended March 31, 2001 and continued to capitalize on its brand awareness by accepting third-party management and development contracts. During this period, Sunrise began operating 20 additional facilities in which it has an ownership interest and managing four additional facilities for independent third parties. As a result, total operating revenue increased substantially to $104.0 million for the three months ended March 31, 2001 from $76.8 million for the three months ended March 31, 2000. Net income increased by $9.0 million to $13.2 million for the three months ended March 31, 2001 (including an after tax extraordinary gain of $0.3 million), or $0.56 per share (diluted), from $4.1 million for the three months ended March 31, 2000, or $0.19 per share (diluted). The increase in net income between March 2001 and March 2000 was due in part to additional facilities operated in 2000 and an increase in property sales. In addition, Sunrise recorded an extraordinary gain, after tax, of $315,000 during the quarter from the early extinguishment of $5.5 million of its convertible notes.

        SUNRISE MANAGEMENT SERVICES

        Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all communities owned or managed by Sunrise. In addition, the Sunrise Management Services division provides management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for properties under development and construction.

         The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                            Three Months Ended March 31,
 -------------------------------------------------------------------------------------------------------------
                                                                             2001                   2000
 -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Management and contract services                                     $66,884                $51,186
   Operating expenses:
      Management and contract services                                      54,969                 42,499
      General and administrative                                             5,047                  4,204
      Depreciation and amortization                                            378                    340
 -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                           60,394                 47,043
 -------------------------------------------------------------------------------------------------------------
   Operating income                                                          6,490                  4,143
   Provision for income taxes                                               (2,531)                (1,615)
 -------------------------------------------------------------------------------------------------------------
   Sunrise Management Services net income                                  $ 3,959                 $2,528
 -------------------------------------------------------------------------------------------------------------


   Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $47,228 and $46,196 for the first quarter of 2001 and 2000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 31% to $66.9 million for the three months ended March 31, 2001 from $51.2 million for the three months ended March 31, 2000. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 15% to 172 for first quarter 2001 up from 150 communities in the first quarter of 2000.

        Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended March 31, 2001 increased 28% to $60.4 million from $47.0 million for the three months ended March 31, 2000. Management and contract services expenses for the three months ended March 31, 2001 increased $12.5 million, or 29%, to $55.0 million from $42.5 million for the three months ended March 31, 2000. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $0.8 million, or 20%, to $5.0 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated during the last twelve months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         SUNRISE PROPERTIES

        Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing and property sales. As of March 31, 2001, the Sunrise Properties division wholly owned 95 communities, a 13% decrease over the 109 communities wholly owned as of March 31, 2000. In addition, Sunrise Properties has majority ownership interests in four communities and minority ownership interests in another 52 communities.

        The following table sets forth the components of Sunrise Properties net income (in thousands):


                                                                        Three Months Ended March 31,
 -------------------------------------------------------------------------------------------------------------
                                                                             2001                  2000
 -------------------------------------------------------------------------------------------------------------
   Operating revenue:
      Resident fees                                                        $62,568                $64,545
      Management and contract services                                       1,321                  1,212
      Income from property sales                                            20,504                  6,055
 -------------------------------------------------------------------------------------------------------------
         Total operating revenue                                            84,393                 71,812
   Operating expenses:
      Facility operating                                                    41,815                 40,173
      Management and contract services                                       5,403                  5,945
      Facility development and pre-rental                                    1,741                  2,121
      General and administrative                                             1,002                    809
      Depreciation and amortization                                          6,389                  6,653
      Facility lease                                                         2,656                  2,794
 -------------------------------------------------------------------------------------------------------------
         Total operating expenses                                           59,006                 58,495
 -------------------------------------------------------------------------------------------------------------
   Operating income                                                         25,387                 13,317
   Interest expense, net                                                    (8,273)                (8,081)
   Equity in losses of unconsolidated assisted
     living facilities                                                        (531)                  (695)
   Minority interest                                                           (25)                  (111)
   Provision for income taxes                                               (6,458)                (1,728)
 -------------------------------------------------------------------------------------------------------------
   Sunrise Properties net income                                           $10,100                 $2,702
 -------------------------------------------------------------------------------------------------------------


        Note: Operating expenses include costs with Sunrise Management Services in the amounts of $47,228 and $46,196 for the first quarter of 2001 and 2000, respectively.

        On February 23, 2001, Sunrise closed on the sale of nine assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The aggregate sales price was $131 million. The venture company assumed approximately $86 million of debt secured by the nine properties. The nine properties are located in three states. The transaction will result in up to $40.1 million in gain over the four quarters following the sale, subject to certain operating contingencies being met, of which $10.0 million was recognized in the three months ended March 31, 2001. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        During the first quarter of 2001, Sunrise recognized $10.5 million of gains previously deferred on asset sales during 2000 as a result of certain contingencies being met in the first quarter of 2001.

        Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 18% to $84.4 million for the three months ended March 31, 2001 from $71.8 million for the three months ended March 31, 2000. Resident fees for the three months ended March 31, 2001 decreased $2.0 million, or 3%, to $62.6 million from $64.5 million for the three months ended March 31, 2000. This decrease was due primarily to the sale of 22 assisted living facilities since the first quarter of 2000 that generated $17.1 million of resident fees for the three months ended March 31, 2000. Offsetting this decrease, in part, was an increase due to the inclusion for the three months ended March 31, 2001 of approximately $7.6 million of resident fees, generated from the operations of 16 consolidated assisted living facilities open during the first quarter of 2001 that were not open in the same period in the prior year. In addition, resident fees of $3.4 million were included in the first quarter of 2001 from properties previously held for sale.

        Average resident occupancy for Sunrise's 83 stabilized communities for the three months ended March 31, 2001 was 91.2% compared to 93.5% for the 68 Sunrise communities stabilized for the three months ended March 31, 2000. Comparing the 47 same-store properties for 2001 and 2000 (which excludes the Karrington facilities that are now stabilized) would have resulted in occupancy of 93.6% for the three months ended March 31, 2001 compared to 93.1% for the three months ended March 31, 2000. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities for the three months ended March 31, 2001 was $104 compared to $105 for the three months ended March 31, 2000. For the 47 facilities currently owned which were stabilized in both the first three months ended of 2001 and 2000, average daily rate increased from $97 to $101. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Operating Expenses. Sunrise Properties operating expenses for the three months ended March 31, 2001 increased 1% to $59.0 million from $58.5 million for the three months ended March 31, 2000. Facility operating expenses for the three months ended March 31, 2001 increased 4% to $41.8 million from $40.2 million for the three months ended March 31, 2000. Of the $1.6 million increase, approximately $4.8 million was attributable to expenses from operations of the 16 consolidated additional assisted living facilities open during the three months ended March 31, 2001 that were not open during the same period in 2000. In addition, facility operating expenses of $2.6 million were included in the first quarter of 2001 from properties previously held for sale. The remaining balance of the increase was primarily

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods. These increases were offset by a decrease in expenses of $9.0 million generated by the 22 assisted living facilities that have been sold since the first quarter of 2000.

        Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly owned and majority owned facilities. Management and contract services expense for the three months ended March 31, 2001 decreased $0.5 million to $5.4 million from $5.9 million for the three months ended March 31, 2000. This decrease is primarily attributable to the sale of the 22 assisted living communities since the first quarter of 2000.

        CORPORATE EXPENSES

        Provision for Income Taxes. The provision for income taxes for Sunrise was $8.2 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000. The increase is due to an increase in the pre-tax income in the first quarter of 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    LIQUIDITY AND CAPITAL RESOURCES

        To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At March 31, 2001, Sunrise had $584.6 million of outstanding debt, at a weighted average interest rate of 6.85%. Of the amount of outstanding debt, Sunrise had $261.2 million of fixed-rate debt at a weighted average interest rate of 6.87%, and $323.4 million of variable rate debt at a weighted average interest rate of 6.84%. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable-rate debt.

        There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

        - require it to meet specified financial tests. For example, Sunrise's $84.9 million multi-property mortgage, which is secured by 15 of its facilities, requires that these facilities maintain a cash flow to interest expense coverage ratio of at least 1.25 to 1. Sunrise's $400.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $255.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

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

        At March 31, 2001, Sunrise had approximately $54.0 million in unrestricted cash and cash equivalents and currently has $229.9 million unused lines of credit.

        Working capital at March 31, 2001 was $29.0 million, excluding an $84.9 million multi-property mortgage due on May 31, 2001. Management anticipates extending the multi-property mortgage with the original lender prior to maturity. Excluding this multi-property mortgage, working capital decreased $22.0 million from $51.0 million at December 31, 2000 primarily due to a decrease in deferred taxes, a decrease in prepaid and other current assets, and an increase in deferred revenue from property sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        Net cash provided by operating activities for the three months ended March 31, 2001 and 2000 was approximately $20.1 million and $16.6 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2001 reflects the corresponding increase in the number of facilities operated by Sunrise at March 31, 2001 versus March 31, 2000.

        During the three months ended March 31, 2001, net cash provided by investing activities was $80.9 million. Investing activities included sales of property and equipment that exceeded investment in property and equipment related to the construction of assisted living facilities by $46.1 million. Proceeds from the sales of properties provided $33.4 million in cash. Sunrise received net repayments of $2.1 million on notes receivable. During the three months ended March 31, 2000, net cash used by investing activities was $63.5 million. Sunrise used cash of $54.7 million to invest in property and equipment related to the construction of assisted living facilities, net of sales of property and equipment. Sunrise also invested $6.7 million, net of repayments, in notes receivable to facilitate the development of assisted living facilities with third parties.

        Net cash used in financing activities was $89.9 million for the first quarter of 2001. Financing activities included additional borrowings of $16.3 million offset by debt repayments of $106.5 million. The reduced level of borrowings and increased level of repayments are partially a result of Sunrise's strategy to sell certain assisted living facilities. Financing activities for the first quarter 2000 included additional borrowings of $112.7 million offset by debt repayments of $60.4 million. The additional borrowings under Sunrise's credit facility during 2001 and 2000 were used to fund Sunrise's continued development of assisted living facilities.

        Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate assets as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $76.5 million and $180.0 million to complete the facilities Sunrise currently has under construction. Sunrise has entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $66.0 million. Sunrise estimates that it will cost between $331.5 million and $780.0 million to develop these properties. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional properties for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that such financing and refinancing will be available on acceptable terms.

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

            Sunrise's growth plan may include the acquisition of assisted living facilities or companies operating assisted living facilities. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on Sunrise's business, financial condition, and results of operations.

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

    IMPACT OF INFLATION

        Resident fees from owned assisted living facilities and management services income from facilities operated by Sunrise for third parties, together with income from property sales, are the primary sources of revenue. Resident fee revenues are affected by daily resident fee rates and facility occupancy rates. The rates charged for the delivery of assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support Sunrise's growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of March 31, 2001.

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

        For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $323.4 million at March 31, 2001 constant, each one percentage point increase in interest rates would result in an increase in interest expense of approximately $3.2 million.

        The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2001. (dollars in thousands)

                                                                                                              Estimated
                                                                 Maturity Date                               Fair Market
                                 2002         2003         2004          2005          2006     Thereafter      Value
                                 ----         ----         ----          ----          ----     ----------      -----
                                                          (dollars in thousands)
   ASSETS
   Notes receivable
     Fixed rate                  $ 8,858     $ 18,639           --             --      $8,715    $32,805      $69,017
      Average interest rate         10.1%        10.0%          --             --        10.0%      12.2%          --
     Variable rate                    --           --     $  23,139            --          --         --      $23,139
      Average interest rate           --           --         10.0%            --          --         --           --
   Investments
     Bonds                            --           --           --             --          --    $ 5,750       $5,750
      Average interest rate           --           --           --             --          --       11.0%          --

   LIABILITIES
   Debt
     Fixed rate                  $65,783     $  8,992     $    762          $ 833       $ 726     $39,635    $112,849
      Average interest rate          8.6%         7.1%         8.8%           8.9%        9.0%        8.9%         --
     Variable rate               $47,237     $221,490     $ 42,480          $7,642      $ 200     $ 4,400    $323,449
      Average interest rate          7.0%         6.8%         7.2%           6.8%        3.5%        3.5%         --
     Convertible notes                --           --     $144,500             --          --           --   $134,204
      Average interest rate           --           --          5.5%            --          --           --         --


   PART II.  OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        Not applicable

   (b)  REPORTS ON FORM 8-K

        On March 9, 2001, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing it had completed the sale of nine properties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                 SUNRISE ASSISTED LIVING, INC.
                                                                 (Registrant)

                Date:        May 11, 2001                        /s/ Larry E. Hulse
             -----------------------------------------        ---------------------------------------------
                                                                 Larry E. Hulse
                                                                 Chief Financial Officer


                Date:        May 11, 2001                        /s/ Carl G. Adams
             -----------------------------------------        ---------------------------------------------
                                                                 Carl G. Adams
                                                                 Chief Accounting Officer