Form 10-Q
period 2001-06-30
SUNRISE ASSISTED LIVING INC
filed 2001-08-14
CIK 1011064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001

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

                 Yes    X                       No
                     -------                       -------

     As of August 1, 2001, there were 21,942,892 shares of the Registrant's Common Stock outstanding.

                          SUNRISE ASSISTED LIVING, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001


                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets at June 30, 2001 and
         December 31, 2000                                                     3

         Consolidated Statements of Income for the three
         months ended June 30, 2001 and 2000 and six months
         ended June 30, 2001 and 2000                                          4

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000                                   5

         Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3. Quantitative and Qualitative Disclosure About Market Risk             24

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 6. Exhibits and Reports on Form 8-K                                      26

Signatures                                                                    28

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                         June 30,      December 31,
                                                                          2001            2000
                                                                          ----            ----
                                                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                          $   45,462      $   42,874
    Accounts receivable, net                                               28,955          22,482
    Notes receivable                                                        8,446           9,127
    Deferred income taxes                                                   2,633          19,448
    Prepaid expenses and other current assets                              33,100          35,874
                                                                       ----------      ----------
        Total current assets                                              118,596         129,805
  Property and equipment, net                                             803,986         812,937
  Notes receivable                                                         69,384          77,991
  Management contracts and leaseholds, net                                 23,571          24,142
  Costs in excess of assets acquired, net                                  33,250          33,709
  Investments in unconsolidated assisted living facilities                 29,455          27,773
  Investments                                                               5,750           5,750
  Other assets                                                             19,854          17,254
                                                                       ----------      ----------
        Total assets                                                   $1,103,846      $1,129,361
                                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                   $    1,435      $    4,932
    Accrued expenses and other current liabilities                         24,852          19,905
    Deferred revenue                                                       23,379          21,977
    Current maturities of long-term debt                                  175,046         117,054
                                                                       ----------      ----------
        Total current liabilities                                         224,712         163,868
  Long-term debt, less current maturities                                 441,614         557,649
  Investments in unconsolidated assisted living facilities                  4,023           3,353
  Deferred income taxes                                                    44,247          44,247
  Other long-term liabilities                                               3,210           3,407
                                                                       ----------      ----------
        Total liabilities                                                 717,806         772,524
  Minority interests                                                        3,014           2,792
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
      no shares issued and outstanding                                         --              --
  Common stock, $0.01 par value, 60,000,000 shares authorized,
      21,799,535 and 21,595,569 shares issued and outstanding
      in 2001 and 2000                                                        218             216
  Additional paid-in capital                                              301,341         298,660
  Retained earnings                                                        81,467          55,169
                                                                       ----------      ----------
        Total stockholders' equity                                        383,026         354,045
                                                                       ----------      ----------
        Total liabilities and stockholders' equity                     $1,103,846      $1,129,361
                                                                       ==========      ==========


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

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                     Three months ended              Six months ended
                                                           June 30,                       June 30,
                                                           --------                       --------
                                                    2001           2000             2001           2000
                                                    ----           ----             ----           ----
                                                         (Unaudited)                    (Unaudited)
Operating revenue:
   Resident fees                                 $  61,670       $  69,007       $ 124,238       $ 133,552
   Management and contract services                 23,806           6,622          44,783          12,824
   Income from property sales                       18,045           6,700          38,549          12,755
                                                 ---------       ---------       ---------       ---------
     Total operating revenue                       103,521          82,329         207,570         159,131
                                                 ---------       ---------       ---------       ---------

Operating expenses:
   Facility operating                               40,364          41,990          82,179          82,163
   Management and contract services                 15,867           2,136          29,011           4,384
   Facility development and pre-rental               1,669           1,088           3,410           3,209
   General and administrative                        8,244           7,169          15,651          13,632
   Depreciation and amortization                     6,467           8,581          13,815          15,986
   Facility lease                                    2,571           2,641           5,227           5,435
                                                 ---------       ---------       ---------       ---------
     Total operating expenses                       75,182          63,605         149,293         124,809
                                                 ---------       ---------       ---------       ---------

Income from operations                              28,339          18,724          58,277          34,322

Interest income (expense):
   Interest income                                   3,362           3,148           6,580           6,229
   Interest expense                                 (9,793)        (12,887)        (21,284)        (24,049)
                                                 ---------       ---------       ---------       ---------
     Total interest expense                         (6,431)         (9,739)        (14,704)        (17,820)

Equity in losses of unconsolidated assisted
    living facilities                                 (568)           (895)         (1,099)         (1,590)
Minority interests                                    (197)            (54)           (222)           (165)
                                                 ---------       ---------       ---------       ---------
Income before income taxes                          21,143           8,036          42,252          14,747
Provision for income taxes                          (8,245)         (3,135)        (16,478)         (5,752)
                                                 ---------       ---------       ---------       ---------

Net income before extraordinary gain                12,898           4,901          25,774           8,995
                                                 ---------       ---------       ---------       ---------

Extraordinary gain, net of tax                         211              --             526              --
                                                 ---------       ---------       ---------       ---------

Net income                                       $  13,109       $   4,901       $  26,300       $   8,995
                                                 =========       =========       =========       =========




Net income per common share:

   Basic
     Net income before extraordinary gain        $    0.60       $    0.23       $    1.19       $    0.41
     Extraordinary gain                               0.01              --            0.02              --
                                                 ---------       ---------       ---------       ---------
     Basic net income per common share           $    0.61       $    0.23       $    1.21       $    0.41
                                                 =========       =========       =========       =========

   Diluted
     Net income before extraordinary gain        $    0.54       $    0.22       $    1.09       $    0.41
     Extraordinary gain                               0.01              --            0.02              --
                                                 ---------       ---------       ---------       ---------
     Diluted net income per common share         $    0.55       $    0.22       $    1.11       $    0.41
                                                 =========       =========       =========       =========

                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                            2001            2000
                                                                            ----            ----
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                                               $  26,300       $   8,995
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Income from property sales                                            (28,820)         (6,055)
     Equity in losses of unconsolidated assisted living facilities           1,099           1,590
     Minority interests                                                        222             165
     Provision for bad debts                                                   939             589
     Provision for deferred income taxes                                    16,815           5,751
     Depreciation and amortization                                          13,815          15,929
     Amortization of financing costs and discount on long-term debt          1,682           1,870
     Extraordinary gain, net of tax                                           (526)             --
     Changes in operating assets and liabilities:
       (Increase) decrease:
          Accounts receivable                                               (5,073)         (3,345)
          Prepaid expenses and other current assets                            565           1,329
          Other assets                                                        (135)           (305)
          Assets held for sale                                                  --             (34)
       Increase (decrease):
          Accounts payable and accrued expenses                               (736)           (565)
          Deferred revenue                                                     278            (725)
          Other liabilities                                                 (1,609)            685
                                                                         ---------       ---------
  Net cash provided by operating activities                                 24,816          25,874
                                                                         ---------       ---------
INVESTING ACTIVITIES
Proceeds from sale of properties                                            33,435          33,428
Acquisition of interests in facilities                                          --          (1,098)
Investment in property and equipment, net                                   (2,419)        (92,967)
Increase in investment and notes receivable                                (84,359)        (72,249)
Proceeds from investments and notes receivable                              95,822          66,228
Increase in restricted cash and cash equivalents                               418          (5,534)
Contributions to investments in unconsolidated
  assisted living facilities                                                (5,455)         (1,218)
                                                                         ---------       ---------
  Net cash provided by/ (used in) investing activities                      37,442         (73,410)
                                                                         ---------       ---------
FINANCING ACTIVITIES
Net proceeds from exercised options                                          2,682             101
Additional borrowings under long-term debt                                 181,973         126,179
Repayment of long-term debt                                               (239,719)        (84,658)
Financing costs paid                                                        (4,606)         (2,648)
Repurchase of stock                                                             --          (4,253)
                                                                         ---------       ---------
  Net cash (used in)/ provided by financing activities                     (59,670)         34,721
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                    2,588         (12,815)
Cash and cash equivalents at beginning of period                            42,874          53,540
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  45,462       $  40,725
                                                                         =========       =========


                             See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2001 and 2000 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in Sunrise's 2000 Annual Report to Shareholders. Operating results for the three-and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

          Certain 2000 balances have been reclassified to conform with the 2001 presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     DERIVATIVES AND HEDGING ACTIVITIES

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

          For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported on the balance sheet and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

     CASH FLOW HEDGING STRATEGY

          During the quarter Sunrise entered into four interest rate swap agreements that effectively convert a portion of its floating-rate debt to fixed-rate basis for the next two to three years, thus reducing the impact of interest-rate changes on future interest expense. $100 million of Sunrise's revolving credit facility was designated as the hedged item to the interest rate swap agreements at June 30, 2001. The fair value of the interest rate swaps is approximately $0.08 million at June 30, 2001.

                         SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   DEBT

          On June 6, 1997, Sunrise issued and sold $150 million aggregate principal amount of 5-1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5-1/2% per annum, payable semiannually on June 15 and December 15 of each year. During the second quarter, Sunrise repurchased $13.7 million face value of the convertible notes, resulting in an extraordinary gain, after tax, of $0.2 million.

          In June 2001, Sunrise refinanced and extended its up to $400 million secured revolving credit facility. Sunrise reduced the amount of the facility to up to $350 million and extended the maturity date from July 2002 to June 2004.

          In May 2001, Sunrise modified its $84.9 million multi-property mortgage to remove one of the properties as collateral, thus reducing the principal balance to $80 million, and to extend the maturity date to May 31, 2004 at a fixed rate of interest equal to 8.20%.

4.   COMMITMENTS

          Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $78.2 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.   NET INCOME PER COMMON SHARE

          The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                                 --------                 --------
                                                            2001         2000         2001         2000
Numerator for basic net income per share:
  Net income before extraordinary gain                     $12,898      $ 4,901      $25,774      $ 8,995
  Extraordinary gain, net of tax                               211           --          526           --
                                                           -------      -------      -------      -------
  Net income                                               $13,109      $ 4,901      $26,300      $ 8,995
                                                           =======      =======      =======      =======

Numerator for diluted net income per share:
  Net income before extraordinary gain                     $12,898      $ 4,901      $25,774      $ 8,995
  Assumed conversion of convertible notes, net of tax        1,317           --        2,653           --
                                                           -------      -------      -------      -------
  Diluted net income before extraordinary gain              14,215        4,901       28,427        8,995
  Extraordinary gain, net of tax                               211           --          526           --
                                                           -------      -------      -------      -------
  Diluted net income                                       $14,426      $ 4,901      $28,953      $ 8,995
                                                           =======      =======      =======      =======

Denominator:
  Denominator for basic net income per common
     share-weighted average shares                          21,662       21,700       21,633       21,819
  Effect of dilutive securities:
   Employee stock options                                      951          314          552          207
    Convertible notes                                        3,518           --        3,518           --
                                                           -------      -------      -------      -------
Denominator for diluted net income per common
  share-weighted average shares plus assumed
  conversions                                               26,131       22,014       25,703       22,026
                                                           =======      =======      =======      =======

Basic net income per common share:
  Net income before extraordinary gain                     $  0.60      $  0.23      $  1.19      $  0.41
  Extraordinary gain, net of tax                              0.01           --         0.02           --
                                                           -------      -------      -------      -------
  Net income                                               $  0.61      $  0.23      $  1.21      $  0.41
                                                           =======      =======      =======      =======

Diluted net income per common share:
  Net income before extraordinary gain                     $  0.54      $  0.22      $  1.09      $  0.41
  Extraordinary gain, net of tax                              0.01           --         0.02           --
                                                           -------      -------      -------      -------
  Net income                                               $  0.55      $  0.22      $  1.11      $  0.41
                                                           =======      =======      =======      =======

          Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation for the three-and six months ended June 30, 2000 because the effect of their inclusion would be anti-dilutive.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $19.1 million and $21.2 million as of June 30, 2001 and December 31, 2000, respectively, which relate primarily to development activities.

7.   INFORMATION ABOUT SUNRISE'S SEGMENTS

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

          Segment information is as follows (in thousands):

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       2001            2000            2001            2000
                                                       ----            ----            ----            ----
Operating Revenue:
   Sunrise Management Services                      $  69,040       $  53,925       $ 135,915       $ 104,886
   Sunrise Properties                                  80,633          77,365         165,026         149,402
   Elimination of intersegment revenue                (46,152)        (48,961)        (93,371)        (95,157)
                                                    ---------       ---------       ---------       ---------
     Total consolidated operating revenue             103,521          82,329         207,570         159,131
                                                    ---------       ---------       ---------       ---------
Operating Expenses:
   Sunrise Management Services                         62,072          49,392         122,456          96,435
   Sunrise Properties                                  56,676          61,035         115,683         119,530
   Elimination of intersegment expenses               (46,152)        (48,961)        (93,371)        (95,157)
                                                    ---------       ---------       ---------       ---------
     Total consolidated operating expenses             72,596          61,466         144,768         120,808
                                                    ---------       ---------       ---------       ---------
     Segment operating income                          30,925          20,863          62,802          38,323

Reconciliation to net income:
   Corporate operating expenses                         2,586           2,139           4,525           4,001
                                                    ---------       ---------       ---------       ---------
     Income from operations                            28,339          18,724          58,277          34,322
   Interest expense, net                               (6,431)         (9,739)        (14,704)        (17,820)
   Equity in losses of unconsolidated assisted
       living facilities                                 (568)           (895)         (1,099)         (1,590)
   Minority interests                                    (197)            (54)           (222)           (165)
   Provision for income taxes                          (8,245)         (3,135)        (16,478)         (5,752)
   Extraordinary gain, net of tax                         211              --             526              --
                                                    ---------       ---------       ---------       ---------
     Total consolidated net income                  $  13,109       $   4,901       $  26,300       $   8,995
                                                    =========       =========       =========       =========

          Management and contract services revenue from operations in England was $0.2 million and $0.02 million for the three months ended June 30, 2001 and 2000, respectively,and $0.5 million and $0.1 million for the six months ended June 30, 2001 and 2000, respectively.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Management services revenue from operations in Canada was $0.6 million and $0.7 million for the three months ended June 30, 2001 and 2000, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2001 and 2000 respectively. The remaining revenues and all long-lived assets are domestic.

8.   SUBSEQUENT EVENTS

          On August 13, 2001, Karrington Health Inc. (Karrington), a wholly owned subsidiary of Sunrise, received a cash payment in the amount of $10 million to settle a lawsuit filed by Karrington prior to its acquisition by Sunrise. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington.

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

     OVERVIEW

          Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 178 facilities in 25 states and in the United Kingdom and Canada, with a resident capacity of more than 13,900 residents, including 157 facilities owned by Sunrise or in which it has ownership interests and 21 facilities managed for third parties. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

          Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 24 facilities under construction with a resident capacity of approximately 2,100. Sunrise has also entered into contracts to purchase 46 additional development sites, 21 of which are zoned, and to lease one additional site. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

          Sunrise continues to execute its previously announced plan of selling 15 to 20 selected real estate properties annually, subject to market conditions, as a normal part of its operations while retaining long-term management contracts. This strategy of selling selected real estate properties as a normal part of operations has and is expected to continue to enable Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. During the first quarter of 2001, Sunrise completed the sale of nine properties for approximately $131 million and expects to close additional property sales during the remainder of the year to meet its goal.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

          CONSOLIDATED

          Sunrise has continued to experience growth in operations over the 12 months ended June 30, 2001 and continued to capitalize on its brand awareness by accepting third-party management and development contracts. During this period, Sunrise began operating 20 additional facilities in which it has an ownership interest and managing four additional facilities for independent third parties. As a result, total operating revenue increased substantially to $103.5 million for the three months ended June 30, 2001 from $82.3 million for the three months ended June 30, 2000. Net income increased by $8.2 million to $13.1 million for the three months ended June 30, 2001 (including an after tax extraordinary gain of $0.2 million), or $0.55 per share (diluted), from $4.9 million for the three months ended June 30, 2000, or $0.22 per share (diluted). The increase in net income between the June 2001 and June 2000 periods was due in part to additional facilities operated in 2001 and an increase in property sales. In addition, Sunrise recorded an extraordinary gain, after tax, of $0.2 million during the second quarter from the early extinguishment of $13.7 million of its convertible notes.

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

          The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                          Three Months Ended June 30,
                                          ---------------------------
                                              2001           2000
                                              ----           ----
Operating revenue:
   Management and contract services         $ 69,040       $ 53,925
Operating expenses:
   Management and contract services           56,231         44,127
   General and administrative                  5,463          4,912
   Depreciation and amortization                 378            353
                                            --------       --------
      Total operating expenses                62,072         49,392
                                            --------       --------
Operating income                               6,968          4,533
Provision for income taxes                    (2,717)        (1,769)
                                            --------       --------
Sunrise Management Services net income      $  4,251       $  2,764
                                            --------       --------

Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $46,152 and $48,961 for the second quarter of 2001 and 2000, respectively. These amounts are eliminated in consolidation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 28% to $69.0 million for the three months ended June 30, 2001 from $53.9 million for the three months ended June 30, 2000. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 14% to 177 for second quarter 2001 up from 155 communities in the second quarter of 2000.

          Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended June 30, 2001 increased 26% to $62.1 million from $49.4 million for the three months ended June 30, 2000. Management and contract services expenses for the three months ended June 30, 2001 increased $12.1 million, or 27%, to $56.2 million from $44.1 million for the three months ended June 30, 2000. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $0.6 million, or 12%, to $5.5 million for the three months ended June 30, 2001 from $4.9 million for the three months ended June 30, 2000, and include a one-time, non-recurring expense of $0.4 million related to the write-off of a receivable under a previously terminated management contract for a skilled nursing facility due to the bankruptcy of the property owner.

         SUNRISE PROPERTIES

          Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing and property sales. As of June 30, 2001, the Sunrise Properties division wholly owned 99 communities, a 7% decrease over the 107 communities wholly owned as of June 30, 2000. In addition, Sunrise Properties has majority ownership interests in four communities and minority ownership interests in another 53 communities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          The following table sets forth the components of Sunrise Properties net income (in thousands):

                                           Three Months Ended June 30,
                                           ---------------------------
                                              2001           2000
                                              ----           ----
Operating revenue:
   Resident fees                            $ 61,670       $ 69,007
   Management and contract services              918          1,658
   Income from property sales                 18,045          6,700
                                             --------       --------
      Total operating revenue                 80,633         77,365
Operating expenses:
   Facility operating                         40,364         41,990
   Management and contract services            5,788          6,970
   Facility development and pre-rental         1,669          1,088
   General and administrative                    674            722
   Depreciation and amortization               5,610          7,624
   Facility lease                              2,571          2,641
                                            --------       --------
      Total operating expenses                56,676         61,035
                                            --------       --------
Operating income                              23,957         16,330
Interest expense, net                         (6,431)        (9,739)
Equity in losses of unconsolidated
  assisted living facilities                    (568)          (895)
Minority interest                               (197)           (54)
Provision for income taxes                    (6,537)        (2,200)
                                            --------       --------
Sunrise Properties net income               $ 10,224       $  3,442
                                            --------       --------

          Note: Operating expenses include costs with Sunrise Management Services in the amounts of $46,152 and $48,961 for the second quarter of 2001 and 2000, respectively. These amounts are eliminated in consolidation.

          During the second quarter of 2001, Sunrise recognized $18.0 million of gains previously deferred on asset sales during 2000 and 2001 as a result of certain contingencies being met in the second quarter of 2001.

          Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues increased 4% to $80.6 million for the three months ended June 30, 2001 from $77.4 million for the three months ended June 30, 2000. Resident fees for the three months ended June 30, 2001 decreased $7.3 million, or 11%, to $61.7 million from $69.0 million for the three months ended June 30, 2000. This decrease was due primarily to the sale of 22 assisted living facilities since June 29, 2000 that generated $20.8 million of resident fees for the three months ended June 30, 2000. Offsetting this decrease, in part, was an increase due to the inclusion for the three months ended June 30, 2001 of approximately $4.3 million of resident fees, generated from the operations of 11 consolidated assisted living facilities open during the second quarter of 2001 that were not open in the same period in the prior year. In addition, resident fees from stabilized communities increased $8.2 million over the same quarter in the prior year, including $3.7 million of resident fees from properties previously held for sale.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          Average resident occupancy for Sunrise's 88 stabilized communities for the three months ended June 30, 2001 was 90.6% compared to 93.3% for the 70 Sunrise communities stabilized for the three months ended June 30, 2000. The occupancy change is primarily due to the inclusion of the Karrington portfolio and the impact of the sale of mature Sunrise properties under the sale/long-term manage-back program. Based on recent trends, Sunrise expects improved occupancy results on this portfolio. As of the end of July, occupancy had increased to 91.5 percent. Operating margins on the stabilized portfolio were 36.9 percent for the second quarter of 2001, significantly better than the 34.5 percent posted in the first quarter of 2001. The strong improvement in the operating margins can be attributed to expense controls and improvement in newly stabilized homes. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

          Average daily rate for stabilized facilities for the three months ended June 30, 2001 was $104 compared to $107 for the three months ended June 30, 2000, primarily due to the inclusion of the Karrington portfolio. For the 49 facilities currently owned which were stabilized in the three months ended June 30, 2001 and 2000, average daily rate increased from $99 to $103. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

          Operating Expenses. Sunrise Properties operating expenses for the three months ended June 30, 2001 decreased 7% to $56.7 million from $61.0 million for the three months ended June 30, 2000. Facility operating expenses for the three months ended June 30, 2001 decreased 4% to $40.3 million from $42.0 million for the three months ended June 30, 2000. This decrease was due to the sale of 22 assisted living facilities since June 29, 2000 that generated $10.9 million of operating expenses for the three months ended June 30, 2000. Offsetting this decrease, were $3.2 million of expenses from operations of the 11 consolidated additional assisted living facilities open during the three months ended June 30, 2001 that were not open during the same period in 2000. In addition, facility operating expenses of $2.8 million were included in the second quarter of 2001 from properties previously held for sale. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods.

          Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly owned and majority owned facilities. Management and contract services expense for the three months ended June 30, 2001 decreased $1.2 million to $5.8 million from $7.0 million for the three months ended June 30, 2000. This decrease is primarily attributable to the sale of the 22 assisted living communities since June 29, 2000.

          Depreciation expense decreased $2.0 million, or 26% to $5.6 million for the three months ended June 30, 2001 from $7.6 million for the three months ended June 30, 2000 as a direct result of the sale of 22 communities since June 29, 2000.

          Net Interest Expense. Net interest expense decreased $3.3 million to $6.4 million for the three months ended June 30, 2001 compared to $9.7 million for the three months ended June 30, 2000. This decline was due to a decrease in the average balance of debt

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     outstanding, as well as a decline in the interest rate that Sunrise pays on its variable rate debt, during the three months ended June 30, 2001 compared to the same period in the prior year.

          CORPORATE EXPENSES

          Provision for Income Taxes. The provision for income taxes for Sunrise was $8.2 million for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2000. The increase is due to an increase in pre-tax income in the second quarter of 2001.

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE
     30, 2000

          CONSOLIDATED

          Sunrise has continued to experience growth in operations over the 12 months ended June 30, 2001. During this period, Sunrise began operating an additional 20 facilities in which it has an ownership interest and managing an additional four facilities for independent third parties. As a result, operating revenue increased to $207.6 million for the six months ended June 30, 2001 from $159.1 million for the six months ended June 30, 2000. Net income increased by $17.3 million to $26.3 million for the six months ended June 30, 2001 (including an after tax extraordinary gain of $0.5 million), or $1.11 per share (diluted), from $9.0 million for the six months ended June 30, 2000, or $0.41 per share (diluted). The increase in net income between the June 2001 and June 2000 periods was due in part to additional facilities operated in 2001 and an increase in property sales. In addition, Sunrise recorded an extraordinary gain, after tax, of $0.5 million during the six months ended June 30, 2001 from the early extinguishment of $19.2 million of its convertible notes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         SUNRISE MANAGEMENT SERVICES

          The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                            Six Months Ended June 30,
                                            -------------------------
                                               2001            2000
                                               ----            ----
Operating revenue:
   Management and contract services         $ 135,915       $ 104,886
Operating expenses:
   Management and contract services           111,190          86,626
   General and administrative                  10,510           9,116
   Depreciation and amortization                  756             693
                                            ---------       ---------
      Total operating expenses                122,456          96,435
                                            ---------       ---------
Operating income                               13,459           8,451
Provision for income taxes                     (5,249)         (3,296)
                                            ---------       ---------
Sunrise Management Services net income      $   8,210       $   5,155
                                            ---------       ---------

     Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $93,371 and $95,157 for the six months ended June 30, 2001 and 2000, respectively. These amounts are eliminated in consolidation.

          During the first six months of 2001, Sunrise Management Services began managing 13 new communities and provided pre-opening services for 24 communities under construction, 10 of which began in the first six months of 2001. Sunrise Management Services had net income of $8.2 million, or $0.37 per share (diluted), for the six months ended June 30, 2001 compared to $5.2 million, or $0.23 per share (diluted), for the same period in the prior year. The increase in net income was due primarily to an increase in the number of properties operated.

          Operating Revenue. Total revenues for Sunrise Management Services increased 30% to $135.9 million for the six months ended June 30, 2001 from $104.9 million for the six months ended June 30, 2000. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 14% to 177 as of June 30, 2001 up from 155 communities as of June 30, 2000. This growth resulted from the completion and opening of 20 additional facilities in which Sunrise has an ownership interest and the addition of four managed facilities, net of the sale of two facilities.

          Operating Expenses. Total operating expenses for the six months ended June 30, 2001 increased 27% to $122.5 million from $96.4 million for the six months ended June 30, 2000. Management and contract services expenses for the six months ended June 30, 2001 increased $24.5 million, or 28%, to $111.2 million from $86.6 million for the six months ended June 30, 2000. This increase was directly related to the increase in the number of communities operated by Management Services to 177 as of June 30, 2001 compared to 155 as of June 30, 2000. General and administrative expenses increased $1.4 million to $10.5 million for the six months ended June 30, 2001 from $9.1 million for the six months ended June 30, 2000. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated, through acquisition and new home openings, during the last twelve months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          SUNRISE PROPERTIES

          The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001            2000
                                                    ----            ----
Operating revenue:
   Resident fees                                 $ 124,238       $ 133,552
   Management and contract services                  2,239           3,095
   Income from property sales                       38,549          12,755
                                                 ---------       ---------
      Total operating revenue                      165,026         149,402
Operating expenses:
   Facility operating                               82,179          82,163
   Management and contract services                 11,192          12,915
   Facility development and pre-rental               3,410           3,209
   General and administrative                        1,676           1,531
   Depreciation and amortization                    11,999          14,277
   Facility lease                                    5,227           5,435
                                                 ---------       ---------
      Total operating expenses                     115,683         119,530
                                                 ---------       ---------
Operating income                                    49,343          29,872
Interest expense, net                              (14,704)        (17,820)
Equity in losses of unconsolidated assisted
    living facilities                               (1,099)         (1,590)
Minority interest                                     (222)           (165)
Provision for income taxes                         (12,994)         (4,016)
                                                 ---------       ---------
Sunrise Properties net income                    $  20,324       $   6,281
                                                 ---------       ---------

     Note: Operating expenses include costs with Sunrise Management Services in the amounts of $93,371 and $95,157 for the six months ended June 30, 2001 and 2000, respectively. These amounts are eliminated in consolidation.

          On February 23, 2001, Sunrise closed on the sale of nine assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The aggregate sales price was $131 million. The venture company assumed approximately $86 million of debt secured by the nine properties. The nine properties are located in three states. The transaction will result in up to $40.1 million in gain over the four quarters following the sale, subject to certain operating contingencies being met, of which $20.0 million was recognized in the six months ended June 30, 2001. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements. During the six months ended June 30, 2001, Sunrise also recognized $18.5 million of gains previously deferred on asset sales during 2000 as a result of certain contingencies being met in the first half of 2001.

          Sunrise Properties had net income of $20.3 million, or $0.89 per share (diluted), for the six months ended June 30, 2001 compared to $6.3 million, or $0.29 per share (diluted), in the prior year period. This increase in net income was due to income from property sales.

          Operating Revenue. Sunrise Properties revenues increased 10% to $165.0 million for the six months ended June 30, 2001 from $149.4 million for the six months ended June 30, 2000. Resident fees, including community fees, for the six months ended June 30, 2001

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     decreased $9.3 million, or 7%, to $124.2 million from $133.6 million for the six months ended June 30, 2000. This decrease was due primarily to the sale of 22 assisted living facilities since June 29, 2000 that generated $40.4 million of resident fees for the six months ended June 30, 2000 compared to $3.0 million for the six months ended June 30, 2001. Offsetting this decrease, in part, was an increase due to the inclusion for the six months ended June 30, 2001 of approximately $8.4 million of resident fees, generated from the operations of 12 consolidated assisted living facilities open during the first half of 2001 that were not open in the same period in the prior year. In addition, resident fees from stabilized communities increased $15.7 million over the same quarter in the prior year, including $7.1 million of resident fees from properties previously held for sale.

          Operating Expenses. Sunrise Properties operating expenses for the six months ended June 30, 2001 decreased 3% to $115.7 million from $119.5 million for the six months ended June 30, 2000. Facility operating expenses for the six months ended June 30, 2001 remained at $82.2 million, the same as for the six months ended June 30, 2000. Facility operating expenses declined $19.9 million due to the sale of 22 assisted living communities since June 29, 2000. Offsetting this decline was $6.2 million of expenses from operations of the 12 consolidated additional assisted living facilities open during the six months ended June 30, 2001 that were not open during the same period in 2000. In addition, facility operating expenses of $5.5 million were included in the first half of 2001 from properties previously held for sale. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full six months in both periods.

          Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly-owned and majority owned facilities. Management and contract services expense for the six months ended June 30, 2001 decreased $1.7 million to $11.2 million from $12.9 million for the six months ended June 30, 2000. This decrease is attributable to the sale of 22 communities since June 29, 2000.

          Depreciation and amortization for the six months ended June 30, 2001 decreased $2.3 million, or 16%, to $12.0 million from $14.3 million for the six months ended June 30, 2000. This decrease is attributable to the sale of 22 communities since June 29, 2000.

          Net Interest Expense. Net interest expense decreased $3.1 million to $14.7 million for the six months ended June 30, 2001 compared to $17.8 million for the six months ended June 30, 2000. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that Sunrise pays on its variable rate debt, during the six months ended June 30, 2001 compared to the same period in the prior year.

          CORPORATE EXPENSES

          Provision for Income Taxes. The provision for income taxes for Sunrise was $16.5 million for the six months ended June 30, 2001 compared to $5.8 million for the six months ended June 30, 2000. The increase is due to an increase in pre-tax income for the six months ended June 30, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     LIQUIDITY AND CAPITAL RESOURCES

          To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At June 30, 2001, Sunrise had $616.7 million of outstanding debt, at a weighted average interest rate of 6.32%. Of the amount of outstanding debt, Sunrise had $362.4 million of fixed-rate debt at a weighted average interest rate of 6.90%, and $254.3 million of variable rate debt at a weighted average interest rate of 5.90%. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable-rate debt.

          During the quarter Sunrise refinanced and extended its secured revolving credit facility provided by a Bank of America-led syndicate. The original $400 million facility, which was scheduled to mature in July 2002, has been reduced to up to $350 million and extended to June 2004. Sunrise reduced the amount based on its reduced debt needs and access to additional capital sources, including its sale/long-term manage back program as well as long-term financing agreements.

          There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which:

          - require it to meet specified financial tests. For example, Sunrise's $350.0 million credit facility requires Sunrise to have a consolidated tangible net worth of at least $284.0 million and to maintain a consolidated minimum cash liquidity balance of at least $25.0 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

          - require consent for changes in management or control of Sunrise. For example, Sunrise's $350.0 million revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise;

          - restrict the ability of Sunrise subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

          - require that Sunrise maintain minimum occupancy levels at its facilities to maintain designated levels of borrowings. For example, Sunrise's $350.0 million credit facility requires that 85% occupancy be achieved after 15 months for a newly opened facility and, following this 15-month period, be maintained at or above that level.

          At June 30, 2001, Sunrise had approximately $45.5 million in unrestricted cash and cash equivalents and currently has $148.0 million unused lines of credit.

          Working capital at June 30, 2001 was $24.7 million, excluding the $130.8 million convertible notes due June 15, 2002. Management anticipates converting the remaining outstanding balance of convertible debt provided that Sunrise's stock price exceeds the conversion price or repaying the outstanding balance through the use of cash from property sales, collection of outstanding notes receivable and additional sources of financing available to the company. Excluding the convertible notes, working capital decreased $26.3 million from $51.0 million at December 31, 2000 (excluding a multi-property mortgage refinanced in the second quarter) primarily due to a decrease in deferred taxes, a decrease in prepaid and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     other current assets, an increase in accrued expenses and an increase in deferred revenue from property sales.

          Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 was approximately $24.8 million and $25.9 million, respectively. Net cash provided by operating activities for the six months ended June 30, 2001 reflects the corresponding decrease in the number of facilities operated by Sunrise at June 30, 2001 versus June 30, 2000.

          During the six months ended June 30, 2001, net cash provided by investing activities was $37.4 million. Investing activities included investment in property and equipment related to the construction of assisted living facilities of $77.5 million, net of sales of property and equipment with a net book value of $73.4 million. Proceeds from the sales of properties provided $33.4 million in cash. Sunrise received net repayments of $11.5 million on notes receivable. During the six months ended June 30, 2000, net cash used in investing activities was $73.4 million. Sunrise used cash of $93.0 million to invest in property and equipment related to the construction of assisted living facilities, net of sales of property and equipment. Sunrise also invested $6.0 million, net of repayments, in notes receivable to facilitate the development of assisted living facilities with third parties.

          Net cash used in financing activities was $59.7 million for the first half of 2001. Financing activities included additional borrowings of $182.0 million offset by debt repayments of $239.7 million. The increased level of repayments are partially a result of Sunrise's strategy to sell certain assisted living facilities. Financing activities for the first half of 2000 included additional borrowings of $126.2 million offset by debt repayments of $84.7 million. The additional borrowings under Sunrise's credit facility during 2001 and 2000 were used to fund Sunrise's continued development of assisted living facilities.

          During the second quarter, Sunrise repurchased approximately $13.7 million of its convertible notes, bringing the total amount repurchased through June 30, 2001 to $19.2 million. The Company has repurchased an additional $4.5 million since the end of the quarter and now has approximately $126.5 million outstanding.

          Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate properties as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost between $76.5 million and $180.0 million to complete the facilities Sunrise currently has under construction. Sunrise has entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $76.2 million. Sunrise estimates that it will cost between $374.0 million and $880.0 million to develop these properties. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional properties for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that such financing and refinancing will be available on acceptable terms.

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

     10b5-1 TRADING PLANS

          The Company has amended its insider trading policy to allow its executives to trade in the Company's shares pursuant to written trading plans that meet the requirements of S.E.C. Rule 10b5-1. To date, a majority of the Company's senior executives have entered into these trading plans.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of June 30, 2001.

          Sunrise has investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 9% to 25%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, whichever is more favorable in management's judgment at the time of financing.

          For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $254.3 million at June 30, 2001 constant, each one percentage point increase in interest rates would result in an annual increase in interest expense of approximately $2.5 million. Sunrise also uses derivatives to manage its interest rate risk on variable rate debt by using interest rate swaps under which Sunrise pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $100 million of Sunrise's variable rate debt to a weighted average fixed rate of 6.8%.

          The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2001.

                                                                                                                          Estimated
                                                                    Maturity Date                                        Fair Market
                                2002            2003             2004            2005           2006        Thereafter      Value
                                ----            ----             ----            ----           ----        ----------      -----
                                                                 (dollars in thousands)
   ASSETS
Notes receivable
  Fixed rate                  $  8,341       $   19,039               --             --       $  8,898       $ 37,421       $ 73,699
   Average interest rate           9.5%            10.0%              --             --           10.0%          12.5%            --
  Variable rate                              $    4,131               --             --             --             --       $  4,131
   Average interest rate            --              6.5%              --             --             --             --             --
Investments
  Bonds                             --               --               --             --             --       $  5,750       $  5,750
   Average interest rate            --               --               --             --             --           11.0%            --

LIABILITIES
Debt
  Fixed rate (1)              $  1,819       $   60,103       $  128,558       $    834       $    740       $ 39,486       $235,205
   Average interest rate           8.3%             7.2%             7.4%           8.9%           9.0%           8.9%            --
  Variable rate               $ 42,417       $   33,685       $  166,060       $  7,559       $    200       $  4,400       $254,321
   Average interest rate           5.9%             5.6%             5.8%           5.6%           3.0%           3.0%            --
  Convertible notes           $130,810               --               --             --             --             --       $127,540
   Average interest rate           5.5%              --               --             --             --             --             --

     (1). Includes the fair value of interest rate swaps that convert $100 million of variable rate debt to fixed rate.

     PART II. OTHER INFORMATION


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 11, 2001, Sunrise held its 2000 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect three directors for terms of three years each; (2) to approve the 2001 stock option plan; (3) to approve the employee stock purchase plan; and (4) to transact such other business as may properly come before the annual meeting or any adjournments or postponements.

                                                               WITHHOLD
                                                               AUTHORITY
   Directors                           FOR                      TO VOTE
   ---------                           ---                      -------
   Paul J. Klaassen                 18,803,219                    903,457
   Craig R. Callen                  18,459,956                  1,246,720
   Peter A. Klisares                18,972,334                    734,342

          The names of each of the other directors whose terms of offices continued after the annual meeting are as follows: David W. Faeder, Ronald
     V. Aprahamian, David G. Bradley, Teresa M. Klaassen, Thomas J. Donohue, and
     J. Douglas Holladay.

          The 2001 Stock Option Plan was approved at the meeting. The vote tabulation was as follows: 13,028,122 (69.7% of the total eligible votes excluding broker non-votes) were cast for approval of the 2001 Stock Option Plan, 5,618,532 votes (30.07% of the total eligible votes excluding broker non-votes) were cast against such approval and 33,204 votes (0.17% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

          The Employee Stock Purchase Plan was approved at the meeting. The vote tabulation was as follows: 15,714,496 (84.13% of the total eligible votes excluding broker non-votes) were cast for approval of the Employee Stock Purchase Plan, 2,937,930 votes (15.72% of the total eligible votes excluding broker non-votes) were cast against such approval and 27,432 votes (0.15% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         10.1 Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B.

         10.2 Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C.

         10.3 Financing and Security Agreement (Accomodator Facility Agreement) dated as of June 13, 2001 by and among East Meadow A.L., LLC and White Oak Assisted Living L.L.C. and Additional Borrowers and Bank of America, N.A., as administrative agent for itself and for certain additional lenders

         10.4 Master Guaranty of Payment Agreement (Accomodator Credit Facility) dated as of June 13, 2001 by Sunrise Assisted Living, Inc. for the benefit of Bank of America, N.A., as administrative agent for itself and for certain additional lenders

         10.5 Fourth Amended and Restated Financing and Security Agreement dated as of June 13, 2001 by and between Bank of America, N.A., as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise

         10.6 Third Amended and Restated Master Promissory Note dated as of June 13, 2001 by Sunrise East Assisted Living Limited Partnership and other Subsidiaries of Sunrise and Bank of America, N.A., as administrative agent for certain additional lenders

         10.7 Fourth Amended and Restated Master Guaranty of Payment Agreement dated as of June 13, 2001 by and between Bank of America, N.A. as administrative agent for certain other lenders and Sunrise

         10.8 Financing and Security Agreement dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A.

         10.9 Guaranty of Payment Agreement dated as of April 30, 2001 by Sunrise for the benefit of Bank of America, N.A.

         10.10 Revolving Credit Note dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A.

         10.11 Second Amended and Restated Promissory Note dated as of May 7, 2001 by and between Sunrise Assisted Living Limited Partnership and General Electric Capital Corporation

         10.12 Fourth Loan Modification Agreement dated as of May 7, 2001 by and between Sunrise Assisted Living Limited Partnership and General Electric Capital Corporation

         10.13 Agreement for Purchase and Modification of Loan dated as of May 7, 2001 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership

         10.14    Executive Deferred Compensation Plan, effective June 1, 2001

         10.15    2001 Stock Option Plan

         10.16    Sunrise employee stock purchase plan


     (b)  REPORTS ON FORM 8-K

          On June 14, 2001, Sunrise filed a Form 8-K with the Securities and Exchange Commission to provide a copy of Sunrise's slideshow presentation placed on its internet website on June 14, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SUNRISE ASSISTED LIVING, INC.
                                            (Registrant)



Date:   August 14, 2001                     /s/ Larry E. Hulse
     ----------------------------           -----------------------------------
                                            Larry E. Hulse
                                            Chief Financial Officer


Date:   August 14, 2001                     /s/ Carl G. Adams
     ----------------------------           -----------------------------------
                                            Carl G. Adams
                                            Chief Accounting Officer

                                INDEX OF EXHIBITS

Exhibit No.                        Exhibit Name                             Page
-----------                        ------------                             ----
   10.1            Loan and Security Agreement dated as of May 8,
                   2001 by and among  Sunrise Fairfax Assisted
                   Living, L.L.C. and Chevy Chase Bank, F.S.B.

   10.2            Guaranty of Payment dated as of May 8, 2001 by
                   Sunrise Assisted Living, Inc. in favor of Chevy
                   Chase Bank, F.S.B. for loan to Sunrise Fairfax
                   Assisted Living, L.L.C.

   10.3            Financing and Security Agreement (Accomodator
                   Facility Agreement) dated as of June 13, 2001 by and among East Meadow A.L., LLC and White Oak
                   Assisted Living L.L.C. and Additional Borrowers and Bank of America, N.A., as administrative agent for itself and for certain additional lenders

   10.4            Master Guaranty of Payment Agreement
                   (Accomodator Credit Facility) dated as of June
                   13, 2001 by Sunrise Assisted Living, Inc. for the benefit of Bank of America, N.A., as administrative agent for itself and for certain additional lenders

   10.5            Fourth Amended and Restated
                   Financing and Security Agreement
                   dated as of June 13, 2001 by and
                   between Bank of America, N.A., as
                   agent for certain additional
                   lenders and Sunrise East Assisted
                   Living Limited Partnership and
                   other subsidiaries of Sunrise

   10.6            Third Amended and Restated Master Promissory
                   Note dated as of June 13, 2001 by Sunrise East
                   Assisted Living Limited Partnership and other
                   Subsidiaries of Sunrise and Bank of America,
                   N.A., as administrative agent for certain additional lenders

   10.7            Fourth Amended and Restated Master Guaranty of
                   Payment Agreement dated as of June 13, 2001 by and between Bank of America, N.A. as administrative agent for certain other lenders and Sunrise

   10.8            Financing and Security Agreement
                   dated as of April 30, 2001 by and
                   among certain Sunrise
                   subsidiaries and Bank of America,
                   N.A.

   10.9            Guaranty of Payment Agreement dated as of April
                   30, 2001 by Sunrise for the benefit of Bank of America, N.A.

   10.10           Revolving Credit Note dated as of
                   April 30, 2001 by and among
                   certain Sunrise subsidiaries and
                   Bank of America, N.A.

   10.11 Second Amended and Restated Promissory Note dated as of May 7, 2001 by and between Sunrise
                   Assisted Living Limited Partnership and General
                   Electric Capital Corporation

   10.12           Fourth Loan Modification Agreement dated as of
                   May 7, 2001 by and between Sunrise Assisted
                   Living Limited Partnership and General Electric
                   Capital Corporation

   10.13 Agreement for Purchase and Modification of Loan dated as of May 7, 2001 by and between General
                   Electric Capital Corporation and Sunrise
                   Assisted Living Limited Partnership

   10.14           Executive Deferred Compensation Plan, effective
                   June 1, 2001

   10.15           2001 Stock Option Plan

   10.16           Sunrise employee stock purchase plan