Form 10-Q
period 2001-09-30
SUNRISE ASSISTED LIVING INC
filed 2001-11-14
CIK 1011064

-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    (Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Period Ended September 30, 2001

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

    As of November 1, 2001, there were 22,067,832 shares of the Registrant's Common Stock outstanding.

------------------------------------------------------------------------------

                        SUNRISE ASSISTED LIVING, INC.

                                  FORM 10-Q

                              SEPTEMBER 30, 2001


                                    INDEX


      PART I.  FINANCIAL INFORMATION                                        PAGE
      Item 1. Financial Statements

             Consolidated Balance Sheets at September 30, 2001 and
             December 31, 2000                                                3

             Consolidated Statements of Income for the three months
             ended September 30, 2001 and 2000 and nine months ended
             September 30, 2001 and 2000                                      4

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2001 and 2000                         5

             Notes to Consolidated Financial Statements                       6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk       27

      PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                28

      Signatures                                                              29

                        SUNRISE ASSISTED LIVING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                         September 30,   December 31,
                                                                             2001            2000
                                                                        --------------  ---------------
                                                                         (Unaudited)
ASSETS
   Current Assets:
     Cash and cash equivalents                                               $ 40,458         $ 42,874
     Accounts receivable, net                                                  25,503           22,482
     Notes receivable                                                          26,032            9,127
     Deferred income taxes                                                          -           19,448
     Prepaid expenses and other current assets                                 26,585           35,874
                                                                        --------------  ---------------
        Total current assets                                                  118,578          129,805
   Property and equipment, net                                                826,807          812,937
   Notes receivable                                                            64,586           77,991
   Management contracts and leaseholds, net                                    23,285           24,142
   Costs in excess of assets acquired, net                                     33,014           33,709
   Investments in unconsolidated assisted living facilities                    30,909           27,773
   Investments                                                                  5,750            5,750
   Other assets                                                                18,959           17,254
                                                                        --------------  ---------------
        Total assets                                                      $ 1,121,888      $ 1,129,361
                                                                        ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                                         $ 7,787          $ 4,932
     Accrued expenses and other current liabilities                            34,303           19,905
     Deferred revenue                                                          11,697           21,977
     Current maturities of long-term debt                                     160,331          117,054
                                                                        --------------  ---------------
        Total current liabilities                                             214,118          163,868
   Long-term debt, less current maturities                                    455,064          557,649
   Investments in unconsolidated assisted living facilities                     4,018            3,353
   Deferred income taxes                                                       44,247           44,247
   Other long-term liabilities                                                  7,847            3,407
                                                                        --------------  ---------------
         Total liabilities                                                    725,294          772,524
   Minority interests                                                           3,287            2,792
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                             -                -
   Common stock, $0.01 par value, 60,000,000 shares authorized,
       21,978,879 and 21,595,569 shares issued and outstanding
       in 2001 and 2000                                                           220              216
   Additional paid-in capital                                                 304,422          298,660
   Retained earnings                                                           93,155           55,169
   Accumulated other comprehensive loss                                        (4,490)              -
                                                                        --------------  ---------------
        Total stockholders' equity                                            393,307          354,045
                                                                        --------------  ---------------
        Total liabilities and stockholders' equity                        $ 1,121,888      $ 1,129,361
                                                                        ==============  ===============


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

                         SUNRISE ASSISTED LIVING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                             Three months ended                 Nine months ended
                                                                September 30,                      September 30,
                                                        ------------------------------     -----------------------------
                                                            2001            2000               2001           2000
                                                        --------------  --------------     -------------  --------------
                                                                 (Unaudited)                        (Unaudited)

Operating revenue:
   Resident fees                                             $ 67,454        $ 72,293         $ 191,692       $ 205,845
   Management and contract services                            29,326           9,389            74,109          22,213
   Income from property sales                                  11,579           8,802            50,128          21,558
                                                        --------------  --------------     -------------  --------------
     Total operating revenue                                  108,359          90,484           315,929         249,616
                                                        --------------  --------------     -------------  --------------

Operating expenses:
   Facility operating                                          42,729          44,848           124,907         127,012
   Management and contract services                            21,961           3,629            50,973           8,013
   Facility development and pre-rental                          1,604           1,367             5,014           4,575
   General and administrative                                   8,176           6,663            23,827          20,296
   Depreciation and amortization                                7,354           9,321            21,648          25,308
   Facility lease                                               2,530           2,690             7,757           8,125
                                                        --------------  --------------     -------------  --------------
     Total operating expenses                                  84,354          68,518           234,126         193,329
                                                        --------------  --------------     -------------  --------------

Non-recurring and unusual items                                 2,307               -             2,307               -
                                                        --------------  --------------     -------------  --------------

Income from operations                                         26,312          21,966            84,110          56,287

Interest income (expense):
   Interest income                                              2,808           2,938             9,388           9,167
   Interest expense                                            (9,691)        (13,814)          (30,975)        (37,863)
                                                        --------------  --------------     -------------  --------------
     Total interest expense                                    (6,883)        (10,876)          (21,587)        (28,696)

Equity in losses of unconsolidated assisted
    living facilities                                            (122)           (456)             (741)         (2,045)
Minority interests                                               (273)             (2)             (496)           (167)
                                                        --------------  --------------     -------------  --------------
Income before income taxes                                     19,034          10,632            61,286          25,379
Provision for income taxes                                     (7,423)         (4,146)          (23,902)         (9,898)
                                                        --------------  --------------     -------------  --------------

Net income before extraordinary gain                           11,611           6,486            37,384          15,481
                                                        --------------  --------------     -------------  --------------

Extraordinary gain, net of tax                                     76               -               602               -
                                                        --------------  --------------     -------------  --------------

Net income                                                   $ 11,687         $ 6,486          $ 37,986        $ 15,481
                                                        --------------  --------------     -------------  --------------




Net income per common share:

   Basic
     Net income before extraordinary gain                      $ 0.53          $ 0.30            $ 1.72          $ 0.71
     Extraordinary gain                                            -               -               0.03              -
                                                        --------------  --------------     -------------  --------------
     Basic net income per common share                         $ 0.53          $ 0.30            $ 1.75          $ 0.71
                                                        --------------  --------------     -------------  --------------

   Diluted
     Net income before extraordinary gain                      $ 0.49          $ 0.30            $ 1.58          $ 0.70
     Extraordinary gain                                            -               -               0.02              -
                                                        --------------  --------------     -------------  --------------
     Diluted net income per common share                       $ 0.49          $ 0.30            $ 1.61          $ 0.70
                                                        --------------  --------------     -------------  --------------


                           See accompanying notes.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      2001          2000
                                                                   ------------  ------------
                                                                          (Unaudited)
Operating activities
Net income                                                            $ 37,986      $ 15,481
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Income from property sales                                        (40,368)       (8,246)
     Equity in losses of unconsolidated assisted living facilities       1,220         2,045
     Minority interests                                                    496           167
     Provision for bad debts                                             1,280         1,024
     Provision for deferred income taxes                                24,287         9,897
     Depreciation and amortization                                      21,169        25,308
     Amortization of financing costs and discount on long-term debt      2,538         2,855
     Extraordinary gain, net of tax                                       (602)            -
     Changes in operating assets and liabilities:
       (Increase) decrease:
         Accounts receivable                                            (1,962)       (2,321)
         Prepaid expenses and other current assets                       2,549         1,381
         Other assets                                                     (492)         (150)
       Increase (decrease):
         Accounts payable and accrued expenses                           9,941            24
         Deferred revenue                                                  144        (1,099)
         Other liabilities                                              (1,134)       (1,511)
                                                                   ------------  ------------
   Net cash provided by operating activities                            57,052        44,855
                                                                   ------------  ------------
Investing activities
Proceeds from sale of properties                                        33,435        58,020
Acquisition of interests in facilities                                       -        (1,098)
Investment in property and equipment, net                              (31,349)      (64,943)
Increase in investments and notes receivable                          (104,461)     (100,657)
Proceeds from investments and notes receivable                         107,667       105,558
Decrease (increase) in restricted cash and cash equivalents                123          (949)
Contributions to investments in unconsolidated
   assisted living facilities                                           (7,176)       (2,046)
Distributions from investments in unconsolidated
   assisted living facilities                                                -            52
                                                                   ------------  ------------
   Net cash (used in) investing activities                              (1,761)       (6,063)
                                                                   ------------  ------------
Financing activities
Net proceeds from exercised options                                      5,765           100
Additional borrowings under long-term debt                             219,685       123,439
Repayment of long-term debt                                           (278,646)     (126,646)
Financing costs paid                                                    (4,511)       (2,980)
Repurchase of stock                                                         -         (9,643)
                                                                   ------------  ------------
   Net cash (used in) financing activities                             (57,707)      (15,730)
                                                                   ------------  ------------
Net increase in cash and cash equivalents                               (2,416)       23,062
Cash and cash equivalents at beginning of period                        42,874        53,540
                                                                   ------------  ------------
Cash and cash equivalents at end of period                            $ 40,458      $ 76,602
                                                                   ------------  ------------





                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2001 and 2000 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in Sunrise's 2000 Annual Report to Shareholders. Operating results for the three-and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

        Certain 2000 balances have been reclassified to conform with the 2001 presentation.

2.  DEBT

        On June 6, 1997, Sunrise issued and sold $150 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bear interest at 5 1/2% per annum, payable semiannually on June 15 and December 15 of each year. During the third quarter, Sunrise repurchased $22.0 million face value of the convertible notes, resulting in an extraordinary gain, after tax, of $76,000.

        During the third quarter of 2001, Sunrise entered into an interest rate swap agreement that effectively converts a portion of its floating-rate debt to fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense. $25.0 million of Sunrise's revolving credit facility was designated as the hedged item to the interest rate swap agreement.

3.  COMMITMENTS

        Sunrise has entered into contracts to purchase and lease properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $81.0 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

4.  NET INCOME PER COMMON SHARE

        The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                --------------------------------------------------
                                                   2001         2000         2001        2000
 Numerator for basic net income per share:

   Net income before extraordinary gain           $11,611       $6,486      $37,384       $15,481

   Extraordinary gain, net of tax                      76            -          602             -
                                                --------------------------------------------------
   Net income                                     $11,687       $6,486      $37,986       $15,481
                                                ==================================================

 Numerator for diluted net income per share:
   Net income before extraordinary gain           $11,611       $6,486      $37,384       $15,481
   Assumed conversion of convertible notes,
     net of tax                                     1,132            -        3,785             -
                                                --------------------------------------------------
   Diluted net income before extraordinary         12,743        6,486       41,169        15,481
     gain
   Extraordinary gain, net of tax                      76            -          602             -
                                                --------------------------------------------------
   Diluted net income                             $12,819       $6,486      $41,771       $15,481
                                                ==================================================

 Denominator:

   Denominator for basic net income per
     common share-weighted average shares          21,935       21,503       21,735        21,713
   Effect of dilutive securities:

   Employee stock options                             867          410          607           266
     Convertible notes                              3,255            -        3,669             -
                                                --------------------------------------------------
 Denominator for diluted net income per
   common share-weighted average shares plus
   assumed conversions                             26,057       21,913       26,011        21,979
                                                ==================================================

 Basic net income per common share:
   Net income before extraordinary gain            $ 0.53       $ 0.30        $1.72      $   0.71

   Extraordinary gain, net of tax                       -            -         0.03             -
                                                --------------------------------------------------
   Net income                                      $ 0.53       $ 0.30        $1.75         $0.71
                                                ==================================================

 Diluted net income per common share:
   Net income before extraordinary gain            $ 0.49       $ 0.30       $ 1.58      $   0.70

   Extraordinary gain, net of tax                       -            -         0.02             -
                                                --------------------------------------------------
   Net income                                      $ 0.49       $ 0.30       $ 1.61      $   0.70
                                                ==================================================


        Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation for the three- and nine months ended September 30, 2000 because the effect of their inclusion would be anti-dilutive.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $17.0 million and $21.2 million as of September 30, 2001 and December 31, 2000, respectively, which relate primarily to development activities.

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

        Segment information is as follows (in thousands):

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                     2001      2000       2001        2000
                                                 ---------------------------------------------
 Operating Revenue:

   Sunrise Management Services                   $ 78,179     $59,683   $214,094    $164,569

   Sunrise Properties                              79,650      82,493    244,676     231,896
   Elimination of intersegment revenue            (49,470)    (51,692)  (142,841)   (146,849)
                                                 ---------------------------------------------
     Total consolidated operating revenue         108,359      90,484    315,929     249,616
                                                 ---------------------------------------------
 Operating Expenses:

   Sunrise Management Services                     70,594      53,393    193,050     149,829

   Sunrise Properties                              61,192      64,458    177,354     183,988
   Elimination of intersegment expenses           (49,470)    (51,692)  (142,841)   (146,849)
                                                 ---------------------------------------------
     Total consolidated operating expenses         82,316      66,159    227,563     186,968
                                                 ---------------------------------------------
 Properties - nonrecurring and unusual items        2,307           -      2,307           -
                                                 ---------------------------------------------
     Segment operating income                      28,350      24,325     90,673      62,648

 Reconciliation to net income:
   Corporate operating expenses                     2,038       2,359      6,563       6,361
                                                 ---------------------------------------------
     Income from operations                        26,312      21,966     84,110      56,287
   Interest expense, net                           (6,883)    (10,876)   (21,587)    (28,696)
   Equity in losses of unconsolidated assisted
       living facilities                             (122)       (456)      (741)     (2,045)
   Minority interests                                (273)         (2)      (496)       (167)
   Provision for income taxes                      (7,423)     (4,146)   (23,902)     (9,898)
    Extraordinary gain, net of tax                     76           -        602           -
                                                 ---------------------------------------------

     Total consolidated net income                $11,687     $ 6,486    $37,986    $ 15,481
                                                 =============================================

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (unaudited)




7.      NON-RECURRING AND UNUSUAL ITEMS

      During the quarter, Karrington Health Inc. (Karrington), a wholly owned subsidiary of Sunrise, received a cash payment in the amount of $10.0 million to settle a lawsuit filed by Karrington prior to its acquisition by Sunrise. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington. Expenses incurred to settle the lawsuit have been netted against the settlement.

     Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, Sunrise determined, in the third quarter, that the costs to develop five specific sites outweighed the costs of acquiring facilities and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $6.7 million to their estimated net realizable value.

8.      COMPREHENSIVE INCOME

    Total comprehensive income was $8.9 million and $6.5 million, respectively, for the three months ended September 30, 2001 and September 30, 2000 and $35.2 million and $15.5 million, respectively, for the nine months ended September 30, 2001 and September 30, 2000. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps.

9.        SUBSEQUENT EVENTS

    On October 30, 2001, Sunrise completed a sale/long-term manage back transaction for its Oakland Hills, CA, property to Metropolitan Senior Housing, L.L.C. ("Metropolitan") for $17 million, with Sunrise retaining a 25 percent ownership interest. In addition, Sunrise signed definitive agreements to sell four additional properties for an aggregate purchase price of $69 million, with all four transactions scheduled to close in the fourth quarter of 2001. Sunrise will retain an ownership interest in two of these properties and long-term management contracts for all five properties. Sunrise expects to recognize income of approximately $13 million from all five transactions in the fourth quarter of 2001 and the subsequent three quarters, assuming closings occur as scheduled, subject to meeting specific performance contingencies.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (unaudited)



10.   PENDING ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements.

    In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere in this Form 10-Q. Estimates of future earnings are by definition, and certain other matters discussed may be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Sunrise believes the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that its expectations will be realized. Certain factors, including but not limited to competition, interest rates, the Company's ability to execute on its sale/manage back program, market factors that could affect the value of the Company's properties, and the risks of downturns in economic conditions, generally could cause actual results to differ materially from Sunrise's expectations. Some of these factors are discussed elsewhere in this Form 10-Q and in Sunrise's 2000 Annual Report on Form 10-K. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to "Sunrise" mean Sunrise Assisted Living, Inc. and its subsidiaries.

  OVERVIEW

        Sunrise is a provider of assisted living services for seniors. Sunrise currently operates 181 facilities in 25 states, the District of Columbia, the United Kingdom and Canada, with a resident capacity of 14,300 residents, including 158 facilities owned by Sunrise or in which it has ownership interests and 23 facilities managed for third parties. Sunrise provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. Sunrise also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, Sunrise is able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

        Sunrise's growth objectives include developing new Sunrise model assisted living facilities and selectively acquiring existing facilities. Sunrise currently has 26 facilities under construction with a resident capacity of approximately 2,300. Sunrise has also entered into contracts to purchase 41 additional development sites, 20 of which are zoned. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

        CONSOLIDATED

        Sunrise has continued to experience growth in operations over the 12 months ended September 30, 2001 and continued to capitalize on its brand awareness by accepting third-party management and development contracts. During this period, Sunrise began operating 15 additional facilities in which it has an ownership interest and managing six additional facilities for independent third parties. As a result, total operating revenue increased substantially to $108.4 million for the three months ended September 30, 2001 from $90.5 million for the three months ended September 30, 2000. Net income increased by $5.2 million to $11.7 million for the three months ended September 30, 2001 (including after tax extraordinary gain of $0.1 million and non-recurring and unusual items of $1.4 million), or $0.49 per share (diluted), from $6.5 million for the three months ended September 30, 2000, or $0.30 per share (diluted). The increase in net income between the September 2001 and September 2000 periods was due in part to additional facilities operated in 2001 and an increase in property sales. In addition, Sunrise recorded an extraordinary gain, after tax, of $0.1 million during the third quarter from the early extinguishment of $22.0 million of its convertible notes.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                              Three Months Ended
                                                                 September 30,
  ------------------------------------------------------------------------------------------
                                                             2001               2000
  ------------------------------------------------------------------------------------------
  Operating revenue:
     Management and contract services                       $78,179            $59,683
  Operating expenses:
     Management and contract services                        64,690             48,597
     General and administrative                               5,523              4,450

     Depreciation and amortization                              381                346
  ------------------------------------------------------------------------------------------
        Total operating expenses                             70,594             53,393
  ------------------------------------------------------------------------------------------
  Operating income                                            7,585              6,290
  Provision for income taxes                                 (2,958)            (2,453)
  ------------------------------------------------------------------------------------------
  Sunrise Management Services net income                    $ 4,627            $ 3,837
  ------------------------------------------------------------------------------------------

  Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $ 49,470 and $51,692 for the third quarter of 2001 and 2000, respectively. These amounts are eliminated in consolidation.

        Operating Revenue. The Management Services division revenues include management and contract services revenues from third-party owners and internal management services revenues for services provided to the Sunrise Properties division. Internal fees reflect market-based fees for the management services. Total revenues for Sunrise Management Services increased 31% to $78.2 million for the three months ended September 30, 2001 from $59.7 million for the three months ended September 30, 2000. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 13% to 181 for third quarter 2001 up from 160 communities in the third quarter of 2000.

        Operating Expenses. The Management Services division operating expenses include all operating expenses of facilities managed for third-party owners and the Sunrise Properties division. Total operating expenses for the three months ended September 30, 2001 increased 32% to $
  70.6 million from $53.4 million for the three months ended September 30, 2000. Management and contract services expenses for the three months ended September 30, 2001 increased $16.1 million, or 33%, to $64.7 million from $48.6 million for the three months ended September 30, 2000. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $1.0 million, or 22%, to $5.5 million for the three months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000 as the Management Services division prepares for continued rapid growth as new homes open and management contracts are acquired.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        SUNRISE PROPERTIES

          Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, project and permanent financing and property sales. As of September 30, 2001, the Sunrise Properties division wholly owned 99 communities, a 2% decrease from the 101 communities wholly owned as of September 30, 2000. In addition, Sunrise Properties has majority ownership interests in four communities and minority ownership interests in another 55 communities.

         The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                         Three Months Ended September
                                                                     30,
  ------------------------------------------------------------------------------------------
                                                              2001              2000
  ------------------------------------------------------------------------------------------
  Operating revenue:
     Resident fees                                          $67,454            $72,293
     Management and contract services                           617              1,398
     Income from property sales                              11,579              8,802
  ------------------------------------------------------------------------------------------
        Total operating revenue                              79,650             82,493
  Operating expenses:
     Facility operating                                      42,729             44,848
     Management and contract services                         6,741              6,724
     Facility development and pre-rental                      1,604              1,367
     General and administrative                                 652                644
     Depreciation and amortization                            6,936              8,185
     Facility lease                                           2,530              2,690
  ------------------------------------------------------------------------------------------
        Total operating expenses                             61,192             64,458
  ------------------------------------------------------------------------------------------

  Non-recurring and unusual items                             2,307                  -
  ------------------------------------------------------------------------------------------

  Operating income                                           20,765             18,035

  Interest expense, net                                      (6,883)           (10,876)
  Equity in losses of unconsolidated
    assisted living facilities                                 (122)              (456)

  Minority interest                                            (273)                (2)

  Provision for income taxes                                 (5,260)            (2,613)
  ------------------------------------------------------------------------------------------
  Sunrise Properties net income                              $8,227             $4,088
  ------------------------------------------------------------------------------------------

        Note: Operating expenses include costs with Sunrise Management Services in the amounts of $49,470 and $51,692 for the third quarter of 2001 and 2000, respectively. These amounts are eliminated in consolidation.

        During the third quarter of 2001, Sunrise recognized $11.6 million of gains previously deferred on asset sales during 2000 and 2001 as a result of certain contingencies being met in the third quarter of 2001.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Operating Revenue. Sunrise Properties revenues include resident fees from Sunrise owned properties, management service revenues from consulting and pre-opening services contracts with third parties, and income from the sales of owned communities. Sunrise Properties revenues decreased 3% to $79.7 million for the three months ended September 30, 2001 from $82.5 million for the three months ended September 30, 2000. Resident fees for the three months ended September 30, 2001 decreased $4.8 million, or 7%, to $67.5 million from $72.3 million for the three months ended September 30, 2000. This decrease was due primarily to the sale of 19 assisted living facilities since September 30, 2000 that generated $18.2 million of resident fees for the three months ended September 30, 2000. Offsetting this decrease, in part, was an increase due to the inclusion for the three months ended September 30, 2001 of approximately $7.5 million of resident fees, generated from the operations of 11 consolidated assisted living facilities open during the third quarter of 2001 that were not open in the same period in the prior year. In addition, resident fees from stabilized communities increased $4.8 million over the same quarter in the prior year.

        Average resident occupancy for Sunrise's 90 stabilized communities for the three months ended September 30, 2001 was 91.3% compared to 91.4% for the 96 Sunrise communities stabilized for the three months ended September 30, 2000. Operating margins on the stabilized portfolio were 37.5 percent for the third quarter of 2001, significantly better than the 36.9 percent posted in the second quarter of 2001. The strong improvement in the operating margins can be attributed to expense controls and improvement in newly stabilized homes. Sunrise defines stabilized communities as those it has owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities for the three months ended September 30, 2001 was $106 compared to $105 for the three months ended September 30, 2000. For the 78 facilities owned and stabilized in the three months ended September 30, 2001 and 2000, average daily rate increased from $99 to $103. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Operating Expenses. Sunrise Properties operating expenses for the three months ended September 30, 2001 decreased 5% to $61.2 million from $64.5 million for the three months ended September 30, 2000. Facility operating expenses for the three months ended September 30, 2001 decreased 5% to $42.7 million from $44.8 million for the three months ended September 30, 2000. This decrease was due to the sale of 19 assisted living facilities since September 30, 2000 that generated $9.6 million of operating expenses for the three months ended September 30, 2000. Offsetting this decrease, in part, were $4.5 million of expenses from operations of the 11 consolidated additional assisted living facilities open during the three months ended September 30, 2001 that were not open during the same period in 2000. The remaining balance of the increase was primarily due to an increase in labor and other expenses at facilities that were operational for a full quarter in both periods.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly owned and majority owned facilities. Management and contract services expense remained constant at $6.7 million for the three months ended September 30, 2001 and September 30, 2000.

        Depreciation expense decreased $1.3 million, or 16%, to $6.9 million for the three months ended September 30, 2001 from $8.2 million for the three months ended September 30, 2000 as a direct result of the sale of 19 communities since September 30, 2000.

        Net Interest Expense. Net interest expense decreased $4.0 million to $6.9 million for the three months ended September 30, 2001 compared to $10.9 million for the three months ended September 30, 2000. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that Sunrise pays on its variable rate debt, during the three months ended September 30, 2001 compared to the same period in the prior year.

      Non-recurring and unusual items. During the quarter, Karrington Health Inc. (Karrington), a wholly owned subsidiary of Sunrise, received a cash payment in the amount of $10.0 million to settle a lawsuit filed by Karrington prior to its acquisition by Sunrise. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington. Expenses incurred to settle the lawsuit have been netted against the settlement.

     Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, Sunrise determined, in the third quarter, that the costs to develop five specific sites outweighed the costs of acquiring facilities and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $6.7 million to their estimated net realizable value.

        CORPORATE EXPENSES

        Provision for Income Taxes. The provision for income taxes for Sunrise was $7.4 million for the three months ended September 30, 2001 compared to $4.1 million for the three months ended September 30, 2000. The increase is due to an increase in pre-tax income in the third quarter of 2001.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

        CONSOLIDATED

        Sunrise has continued to experience growth in operations over the 12 months ended September 30, 2001. During this period, Sunrise began operating an additional 15 facilities in which it has an ownership interest and managing an additional six facilities for independent third parties. As a result, operating revenue increased to $315.9 million for the nine months ended September 30, 2001 from $249.6 million for the nine months ended September 30, 2000. Net income increased by $22.5 million to $38.0 million for the nine months ended September 30, 2001 (including an after tax extraordinary gain of $0.6 million and non-recurring and unusual items of $1.4 million), or $1.61 per share (diluted), from $15.5 million for the nine months ended September 30, 2000, or $0.70 per share (diluted). The increase in net income between the September 2001 and September 2000 periods was due, in part, to additional facilities operated in 2001 and an increase in property sales. In addition, Sunrise recorded an extraordinary gain, after tax, of $0.6 million during the nine months ended September 30, 2001 from the early extinguishment of $41.2 million of its convertible notes.

        SUNRISE MANAGEMENT SERVICES

        The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                                Nine Months Ended
                                                                  September 30,
  ------------------------------------------------------------------------------------------
                                                             2001               2000
  ------------------------------------------------------------------------------------------
  Operating revenue:
     Management and contract services                      $214,094           $164,569
  Operating expenses:
     Management and contract services                       175,880            135,223
     General and administrative                              16,033             13,567

     Depreciation and amortization                            1,137              1,039
  ------------------------------------------------------------------------------------------
        Total operating expenses                            193,050            149,829
  ------------------------------------------------------------------------------------------
  Operating income                                           21,044             14,740
  Provision for income taxes                                 (8,207)            (5,749)
  ------------------------------------------------------------------------------------------
  Sunrise Management Services net income                    $12,837             $8,991
  ------------------------------------------------------------------------------------------

  Note: Management and contract services revenues include revenue from Sunrise Properties in the amounts of $142,841 and $146,849 for the nine months ended September 30, 2001 and 2000, respectively. These amounts are eliminated in consolidation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        During the first nine months of 2001, Sunrise Management Services began managing 17 new communities and provided pre-opening services for 25 communities under construction, 13 of which began in the first nine months of 2001. Sunrise Management Services had net income of $12.8 million, or $0.57 per share (diluted), for the nine months ended September 30, 2001 compared to $9.0 million, or $0.41 per share (diluted), for the same period in the prior year. The increase in net income was due primarily to an increase in the number of properties operated.

         Operating Revenue. Total revenues for Sunrise Management Services increased 30% to $214.1 million for the nine months ended September 30, 2001 from $164.6 million for the nine months ended September 30, 2000. This increase was primarily due to the growth in the number of communities operated by the Management Services division. The total number of communities operated increased 13% to 181 as of September 30, 2001 up from 160 communities as of September 30, 2000. This growth resulted from the completion and opening of 15 additional facilities in which Sunrise has an ownership interest and the addition of six managed facilities.

        Operating Expenses. Total operating expenses for the nine months ended September 30, 2001 increased 29% to $193.1 million from $149.8 million for the nine months ended September 30, 2000. Management and contract services expenses for the nine months ended September 30, 2001 increased $40.7 million, or 30%, to $175.9 million from $135.2 million for the nine months ended September 30, 2000. This increase was directly related to the increase in the number of communities operated by Management Services to 181 as of September 30, 2001 compared to 160 as of September 30, 2000. General and administrative expenses increased by $2.4 million to $16.0 million for the nine months ended September 30, 2001 from $13.6 million for the nine months ended September 30, 2000. The general and administrative expenses for the Management Services division have increased due to the substantial growth in the number of facilities operated, through acquisition and new home openings, during the last twelve months and preparation for continued rapid growth.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        SUNRISE PROPERTIES

        The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                                  Nine Months Ended
                                                                September 30,
  ------------------------------------------------------------------------------------------
                                                             2001               2000
  ------------------------------------------------------------------------------------------
  Operating revenue:
     Resident fees                                         $191,692           $205,845
     Management and contract services                         2,856              4,493
     Income from property sales                              50,128             21,558
  ------------------------------------------------------------------------------------------
        Total operating revenue                             244,676            231,896
  Operating expenses:
     Facility operating                                     124,907            127,012
     Management and contract services                        17,934             19,639
     Facility development and pre-rental                      5,014              4,575
     General and administrative                               2,328              2,175
     Depreciation and amortization                           19,414             22,462
     Facility lease                                           7,757              8,125
  ------------------------------------------------------------------------------------------
        Total operating expenses                            177,354            183,988
  ------------------------------------------------------------------------------------------

  Non-recurring and unusual items                             2,307                  -
  ------------------------------------------------------------------------------------------

  Operating income                                           69,629             47,908
  Interest expense, net                                     (21,587)           (28,696)
  Equity in losses of unconsolidated
     assisted living facilities                                (741)            (2,045)
  Minority interest                                            (496)              (167)
  Provision for income taxes                                (18,254)            (6,630)
  ------------------------------------------------------------------------------------------
  Sunrise Properties net income                            $ 28,551            $10,370
  ------------------------------------------------------------------------------------------

  Note: Operating expenses include costs with Sunrise Management Services in the amounts of $142,841 and $146,849 for the nine months ended September 30, 2001 and 2000, respectively. These amounts are eliminated in consolidation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        On February 23, 2001, Sunrise closed on the sale of nine assisted living communities to a real estate venture company in which Sunrise owns a 25 percent interest. The aggregate sales price was $131 million. The venture company assumed approximately $86 million of debt secured by the nine properties. The nine properties are located in three states. The transaction will result in up to $40.1 million in gain over the four quarters following the sale, subject to certain operating contingencies being met, of which $29.9 million was recognized in the nine months ended September 30, 2001. Sunrise will continue to provide day-to-day management of the communities under long-term operating agreements. During the nine months ended September 30, 2001, Sunrise also recognized $20.2 million of gains previously deferred on asset sales during 2000 as a result of certain contingencies being met in the first nine months of 2001.

        Sunrise Properties had net income of $28.6 million, or $1.24 per share (diluted), for the nine months ended September 30, 2001 compared to $10.4 million, or $0.47 per share diluted), in the prior year period. This increase in net income was due to a decrease in depreciation and amortization expense associated with properties sold, a decrease in interest expense due to declining interest rates and an increase in income from property sales.

        Operating Revenue. Sunrise Properties revenues increased 6% to $244.7 million for the nine months ended September 30, 2001 from $231.9 million for the nine months ended September 30, 2000. Resident fees, including community fees, for the nine months ended September 30, 2001 decreased $14.1 million, or 7%, to $191.7 million from $205.8 million for the nine months ended September 30, 2000. This decrease was due primarily to the sale of 22 assisted living facilities since June 29, 2000 that generated $59.2 million of resident fees for the nine months ended September 30, 2000 compared to $3.3 million for the nine months ended September 30, 2001. Offsetting this decrease, in part, was an increase due to the inclusion for the nine months ended September 30, 2001 of approximately $14.0 million of resident fees, generated from the operations of 11 consolidated assisted living facilities open during the first nine months of 2001 that were not open in the same period in the prior year. In addition, resident fees increased $10.6 million for homes opened in the first nine months of 2000 that were operated for the full nine months in 2001 and resident fees from stabilized communities increased $17.1 million over the same period in the prior year.

        Operating Expenses. Sunrise Properties operating expenses for the nine months ended September 30, 2001 decreased 4% to $177.4 million from $184.0 million for the nine months ended September 30, 2000. Facility operating expenses for the nine months ended September 30, 2001 decreased 2% to $124.9 million from $127.0 million for the nine months ended September 30, 2000. Facility operating expenses declined $29.3 million due to the sale of 19 assisted living communities since September 30, 2000. Offsetting this decline was $9.3 million of expenses from operations of the 11 consolidated additional assisted living facilities open during the nine months ended September 30, 2001 that were not open during the same period in 2000. In addition, facility operating expenses increased $5.7 million for homes opened in the first nine months of 2000 that were operated for the full nine months in 2001 and facility operating expenses from stabilized communities increased $11.6 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Management and contract services expense represents amounts Sunrise Properties pays to Sunrise Management Services for management of its wholly owned and majority owned facilities. Management and contract services expense for the nine months ended September 30, 2001 decreased $1.7 million to $17.9 million from $19.6 million for the nine months ended September 30, 2000. This decrease is attributable to the sale of 19 communities since September 30, 2000.

        Depreciation and amortization for the nine months ended September 30, 2001 decreased $3.1 million, or 14%, to $19.4 million from $22.5 million for the nine months ended September 30, 2000. This decrease is attributable to the sale of 19 communities since September 30, 2000.

        Net Interest Expense. Net interest expense decreased $7.1 million to $21.6 million for the nine months ended September 30, 2001 compared to $28.7 million for the nine months ended September 30, 2000. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that Sunrise pays on its variable rate debt, during the nine months ended September 30, 2001 compared to the same period in the prior year.

      Non-recurring and unusual items. During the third quarter, Karrington Health Inc. (Karrington), a wholly owned subsidiary of Sunrise, received a cash payment in the amount of $10.0 million to settle a lawsuit filed by Karrington prior to its acquisition by Sunrise. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington. Expenses incurred to settle the lawsuit have been netted against the settlement.

     Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, Sunrise determined, in the third quarter, that the costs to develop five specific sites outweighed the costs of acquiring facilities and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $6.7 million to their estimated net realizable value.

        CORPORATE EXPENSES

        Provision for Income Taxes. The provision for income taxes for Sunrise was $23.9 million for the nine months ended September 30, 2001 compared to $9.9 million for the nine months ended September 30, 2000. The increase is due to an increase in pre-tax income for the nine months ended September 30, 2001.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  LIQUIDITY AND CAPITAL RESOURCES

        To date, Sunrise has financed its operations from long-term borrowings, equity offerings and cash generated from operations. At September 30, 2001, Sunrise had $615.4 million of outstanding debt, at a weighted average interest rate of 5.93%. Of the amount of outstanding debt, Sunrise had $364.9 million of fixed-rate debt at a weighted average interest rate of 6.90%, and $250.5 million of variable rate debt at a weighted average interest rate of 4.54%. Increases in prevailing interest rates could increase Sunrise's interest payment obligations relating to variable-rate debt.

        During the second quarter of 2001, Sunrise refinanced and extended its secured revolving credit facility provided by a Bank of America-led syndicate. The original $400 million facility, which was scheduled to mature in July 2002, has been reduced to up to $350 million and extended to June 2004. Sunrise reduced the amount based on its reduced debt needs and access to additional capital sources, including its sale/long-term manage back program as well as long-term financing agreements.

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

        At September 30, 2001, Sunrise had approximately $40.5 million in unrestricted cash and cash equivalents and currently has up to $126.0 million unused lines of credit.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



        Working capital at September 30, 2001 was $13.3 million, excluding the $108.8 million convertible notes due June 15, 2002. Management anticipates repaying the outstanding balance through the use of cash from property sales, collection of outstanding notes receivable and additional sources of financing available to the company or converting the remaining outstanding balance of convertible debt provided that Sunrise's stock price exceeds the conversion price. Excluding the convertible notes, working capital decreased $37.7 million from $51.0 million at December 31, 2000 (excluding a multi-property mortgage refinanced in the second quarter) primarily due to a decrease in deferred taxes, a decrease in prepaid and other current assets and an increase in accrued expenses, partially offset by a decrease in deferred revenue from property sales.

        Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was approximately $57.1 million and $44.9 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2001 reflects the corresponding increase in the number of facilities operated by Sunrise at September 30, 2001 versus September 30, 2000.

        During the nine months ended September 30, 2001, net cash used by investing activities was $1.8 million. Investing activities included investment in property and equipment related to the construction of assisted living facilities of $108.0 million, net of sales of property and equipment with a net book value of $73.4 million. Proceeds from the sales of properties provided $33.4 million in cash. Sunrise received net repayments of $3.2 million on notes receivable. During the nine months ended September 30, 2000, net cash used in investing activities was $6.1 million. Sunrise used cash of $64.9 million to invest in property and equipment related to the construction of assisted living facilities, net of sales of property and equipment. Sunrise received net repayments of $4.9 million on notes receivable.

        Net cash used in financing activities was $57.7 million for the first nine months of 2001. Financing activities included additional borrowings of $219.7 million offset by debt repayments of $278.6 million. The increased level of repayments are partially a result of Sunrise's strategy to sell certain assisted living properties. Financing activities for the first nine months of 2000 included additional borrowings of $123.4 million offset by debt repayments of $126.6 million. The additional borrowings under Sunrise's credit facility during 2001 and 2000 were used to fund Sunrise's continued development of assisted living facilities.

        During the third quarter, Sunrise repurchased approximately $22.0 million of its convertible notes, bringing the total amount repurchased through September 30, 2001 to $41.2 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Sunrise currently estimates that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate properties as a normal part of its operations, financing commitments and financing expected to be available, will be sufficient to fund facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. Sunrise estimates that it will cost approximately $130 million to complete the facilities Sunrise currently has under construction. Sunrise has entered into contracts to purchase additional sites. The total contracted purchase price of these sites is $80.9 million. Sunrise estimates that it will cost between $323.0 million and $760.0 million to develop these properties. Sunrise expects that the cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional properties for at least the next twelve months. Sunrise expects from time to time to seek additional funding through public or private financing sources, including equity or debt financing. There can be no assurance that such financing and refinancing will be available on acceptable terms.

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

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements.

        In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  SUBSEQUENT EVENTS

        On October 30, 2001, Sunrise completed a sale/long-term manage back transaction for its Oakland Hills, CA, property to Metropolitan Senior Housing, L.L.C. ("Metropolitan") for $17 million, with Sunrise retaining a 25 percent ownership interest. In addition, Sunrise signed definitive agreements to sell four additional properties for an aggregate purchase price of $69 million, with all four transactions scheduled to close in the fourth quarter of 2001. Sunrise will retain an ownership interest in two of these properties and long-term management contracts for all five properties. Sunrise expects to recognize income of approximately $13 million from all five transactions in the fourth quarter of 2001 and the subsequent three quarters, assuming closings occur as scheduled, subject to meeting specific performance contingencies.

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Sunrise is exposed to market risks related to fluctuations in interest rates on its notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand Sunrise's sensitivity to hypothetical changes in interest rates as of September 30, 2001.

        Sunrise has investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which Sunrise has equity ownership percentages ranging from 7% to 25%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by Sunrise. The majority of the investments have fixed rates. One of the notes has an adjustable rate. Sunrise utilizes a combination of debt and equity financing to fund its development, construction and acquisition activities. Sunrise seeks the financing at the most favorable terms available at the time. When seeking debt financing, Sunrise uses a combination of variable and fixed rate debt, whichever is more favorable in management's judgment at the time of financing.

        For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Sunrise generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until Sunrise would be required to refinance such debt. Holding the variable rate debt balance of $250.5 million at September 30, 2001 constant, each one percentage point increase in interest rates would result in an annual increase in interest expense of approximately $2.5 million. Sunrise also uses derivatives to manage its interest rate risk on variable rate debt by using interest rate swaps under which Sunrise pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $125.0 million of Sunrise's variable rate debt to a weighted average fixed rate of 6.59%.

        The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the mortgage loans receivable and some items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2001.

                                                                                                   Estimated
                                                                                                     Fair
                                                              Maturity Date                         Market
                                    2002       2003       2004       2005       2006    Thereafter   Value
                                    ----       ----       ----       ----       ----    ----------   -----
                                                            (dollars in
                                                             thousands)
  ASSETS
  Notes receivable

    Fixed rate                     $ 25,927         --        --          --   $ 9,084    $51,494    $86,505
     Average interest rate            10.0%         --        --          --     10.0%      12.4%         --
    Variable rate                        --    $ 4,114        --          --        --         --    $ 4,114
     Average interest rate            5.28%         --        --          --        --         --
  Investments

    Bonds                                --         --        --          --        --    $ 5,750    $ 5,750
     Average interest rate               --         --        --          --        --      11.0%         --

  LIABILITIES
  Debt

    Fixed rate (1)                 $  8,647    $ 3,347  $203,294      $  810   $ 2,233    $37,765   $257,566
     Average interest rate             7.2%       8.5%      7.2%        8.9%      9.3%       8.9%         --

    Variable rate                  $ 42,848    $77,277  $118,490      $7,449   $   200    $ 4,200   $250,464
     Average interest rate             4.6%       4.6%      4.5%        4.3%      2.4%       2.4%         --
    Convertible notes              $108,836         --        --          --        --         --   $108,564
     Average interest rate             5.5%         --        --          --        --         --         --


    (1). Includes the fair value of interest rate swaps that convert $125.0 million of variable rate debt to fixed rate.

  PART II.  OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        None

   (b)  REPORTS ON FORM 8-K

        On September 6, 2001, Sunrise filed a Form 8-K with the Securities and Exchange Commission (Item 9, Regulation FD Disclosure) to provide an updated copy of Sunrise's slideshow presentation placed on its internet website on September 6, 2001.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     SUNRISE ASSISTED LIVING, INC.
                                                     (Registrant)


             Date:        November 14, 2001          /s/ Larry E. Hulse
           ----------------------------------      ----------------------------------
                                                     Larry E. Hulse
                                                     Chief Financial Officer


             Date:        November 14, 2001          /s/ Carl G. Adams
           ----------------------------------      ----------------------------------
                                                     Carl G. Adams
                                                     Chief Accounting Officer
