Form 10-K
period 2001-12-31
SUNRISE ASSISTED LIVING INC
filed 2002-03-29
CIK 1011064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-K
[xx]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

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

                5 1/2% Convertible Subordinated Notes due 2002
                ----------------------------------------------
                               (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 12, 2001 was $346,967,013. */

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                Class: Common Stock, par value $.01 per share.

              Outstanding at March 12, 2002: 22,352,751 shares.

-----------------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                              TABLE OF CONTENTS

                                                                                       Page(s)
PART I         Item 1.   Business........................................................  3
               Item 2.   Properties...................................................... 31
               Item 3.   Legal Proceedings............................................... 32
               Item 4.   Submission of Matters to a Vote of Security Holders............. 32

PART II        Item 5.   Market for Registrant's Common Equity and
                         Related Stockholders Matters.................................... 32
               Item 6.   Selected Financial Data......................................... 33
               Item 7.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................. 35
               Item 7A.  Quantitative and Qualitative Disclosure
                         About Market Risk............................................... 57
               Item 8.   Financial Statements and Supplementary Data..................... 57
               Item 9.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure............................. 57

PART III       Item 10.  Directors and Executive Officers of the Registrant.............. 57
               Item 11.  Executive Compensation.......................................... 57
               Item 12.  Security Ownership of Certain Beneficial Owners
                         and Management.................................................. 57
               Item 13.  Certain Relationships and Related Transactions.................. 58

PART IV        Item 14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K..................................................... 58

SIGNATURES............................................................................... 60

                                     -2-

        This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Although Sunrise believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that Sunrise's expectations will be realized. Sunrise's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to "Sunrise", the "Company","we", "us" and "our" mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS


GENERAL

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

SERVICES

        Sunrise offers a full range of assisted living services based upon individual resident needs. Upon move-in, Sunrise assesses the resident, generally with the resident's family and physician, to determine the level of care required and develops an individualized service plan. This individual service plan includes selection of resident accommodations and determination of the appropriate level of care. The plan is periodically reviewed and updated by Sunrise, and communicated to the resident and/or the resident's family. The range of services offered by Sunrise includes: Basic Care, consisting of assistance with activities of daily living and other personalized support services; Plus Care, consisting of more frequent and intensive assistance or increased care; and Reminiscence Care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering a full range of services, we believe we are better able to accommodate the changing needs of our residents as they age and develop further physical or cognitive frailties. Daily net resident fees are generally revised annually whereas fees for additional care are revised when a change in care needs arises.

        The average daily resident fee, consisting of net resident fees plus additional care fees combined, for owned facilities opened or operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $104 for 2001, $106 for 2000, and $97 for 1999. Approximately 99% of our resident fee revenues were derived from private pay sources.

BASIC CARE

        Sunrise's basic care program provided to all residents includes:

   - assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene, and grooming;

   -    three meals per day served in a common dining room;

   -    coordination of special diets;

   -    24-hour security; emergency call systems in each unit;

   -    transportation to stores and community services;

   - assistance with coordination of physician care, physical therapy and other medical services;

   -    health promotion and related programs;

   -    housekeeping services; and

   -    social and recreational activities.

ASSISTED LIVING PLUS CARE

        Through Sunrise's plus care program, residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. The plus care program allows Sunrise, through consultation with the resident, the resident's family and the resident's personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 2001, approximately 30% of Sunrise's assisted living residents participated in the plus care program.

MEDICATION MANAGEMENT

        Many of Sunrise's residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident's physician and compliance monitoring. Sunrise charges an additional fixed daily fee for this service. At December 31, 2001, approximately 41% of Sunrise's assisted living residents participated in the medication management program.

REMINISCENCE CARE

        Sunrise believes its reminiscence care program distinguishes it from many other assisted living providers who do not provide such specialized care. Sunrise's reminiscence program provides the attention, care programs and services needed to help cognitively impaired residents, including residents with Alzheimer's disease, maintain a higher quality of life. Specially trained staff provide basic care and other specifically designed care and services to cognitively impaired residents, in separate areas of facilities. Sunrise charges each cognitively impaired resident a daily fee that includes additional staff time per resident per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 2001, approximately 26% of Sunrise's assisted living residents participated in the reminiscence program.

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

OWNED AND PARTIALLY OWNED FACILITIES

        The table below sets forth certain information regarding owned facilities or facilities in which Sunrise has an ownership interest that were operating at December 31, 2001, as well as those under construction or subject to purchase contracts and zoned:

                                                   DEVELOPED,    SUNRISE
                                                   ----------    -------
                                         YEAR      ACQUIRED OR   MODEL
                                       OPENED BY   -----------   -----
       FACILITY            LOCATION     SUNRISE   CONSTR. STATUS FACILITY   RESIDENT       OWNERSHIP
       --------            --------     -------   -------------- --------   --------       ---------
                                                                            CAPACITY       PERCENTAGE
                                                                            --------       ----------
Sunrise of Oakton       Oakton, VA        1981     Acquired(3)                 51        100.0%(1)

Sunrise of Leesburg     Leesburg, VA      1984     Acquired(3)                 35        100.0(1)

Sunrise of Warrenton    Warrenton, VA     1986     Acquired(3)                 37        100.0(1)

Sunrise of Arlington    Arlington, VA     1988      Developed        X         58        100.0(1)

Sunrise at  Bluemont    Arlington, VA     1990                                           100.0(1)
 Park

 Potomac                                            Developed        X         59

 Shenandoah                                         Developed        X         77

 James                                              Developed        X         59

Sunrise of Mercer
Island                  Seattle, WA       1990      Developed        X         59        100.0(1)

Sunrise of Fairfax      Fairfax, VA       1990      Developed        X         52        100.0(1)(4)

Sunrise of Frederick    Frederick, MD     1992      Developed        X         74        100.0(1)

Sunrise at Countryside  Sterling, VA      1992                                           100.0(1)

  East Building                                    Developed(5)      X         66

  West Building                                    Developed(5)      X         64

Sunrise of Gunston      Lorton, VA        1992     Developed(5)      X         67        100.0(1)

Sunrise Atrium of Boca  Boca Raton, FL    1992       Acquired                 196        100.0(1)
Raton

Sunrise of Falls Church Falls Church, VA  1993      Developed        X         66        100.0(1)


Sunrise at Montgomery   Gaithersburg,     1993       Acquired                 155(6)     100.0(1)
Village                 MD

Sunrise of Towson       Towson, MD        1994      Developed        X        66       13.9(2)

Sunrise at Gardner Park Peabody, MA       1994      Developed        X        59       25.0(2)(7)

Sunrise of Santa Rosa   Santa Rosa, CA    1996       Acquired                120       100.0(1)

Sunrise of Raleigh      Raleigh, NC       1996      Developed        X        93       100.0(8)

Huntcliff Summit        Atlanta, GA       1996       Acquired                251       100.0(1)(9)

Sunrise of Augusta      Augusta, GA       1996       Acquired                 42       100.0

Sunrise  at Brookside   Columbus, GA      1996       Acquired                 26       100.0
Glen

Sunrise of Greenville   Greenville, SC    1996       Acquired                 39       100.0

Sunrise of Blue Bell    Philadelphia,     1996      Developed        X        97       100.0(8)
                        PA

Sunrise at Hunter Mill  Oakton, VA        1997      Developed        X        90       25.0(2)(13)

Sunrise at Sterling     Valencia, CA      1997       Acquired                130       100.0(1)
Canyon

Sunrise of Napa         Napa Valley,      1997       Acquired                 65       100.0(1)
                        CA

Sunrise of Petaluma     Petaluma, CA      1997      Developed                 84       100.0(10)

Sunrise of Springfield  Springfield,      1997      Developed        X        95       25.0(2)(15)
                        VA

Sunrise of Severna      Severna Park,     1997      Developed        X        93       50.0(2)(4)(10)
 Park Building I        MD

Sunrise of Severna      Severna Park,     1997      Developed        X        66       50.0(2)(4)(10)
 Park Building II       MD

Sunrise of Morris       Morris            1997      Developed        X        92       25.0(2)(15)
Plains                  Plains, NJ

Sunrise of Old Tappan   Old Tappan, NJ    1997      Developed        X        92       25.0(2)(15)

Sunrise at Granite Run  Granite Run,      1997      Developed        X       104       25.0(2)(15)
                        PA

Sunrise of              Abington, PA      1997      Developed        X        95       25.0(2)(15)
 Abington
 Building I

Sunrise of Abington     Abington, PA      1997      Developed        X        66       25.0(2)(15)
 Building II


Sunrise of Alexandria   Alexandria, VA    1997      Developed        X         91       100.0(1)(4)

Sunrise of Wayne        Wayne, NJ         1997      Developed        X         90       25.0(2)(15)

Sunrise of Wayland      Wayland, MA       1997      Developed        X         71       25.0(2)(13)

Sunrise of Westfield    Westfield, NJ     1997      Developed        X         92       25.0(2)(15)

Sunrise at East Cobb    East Cobb, GA     1997      Developed        X         94       100.0(1)

Sunrise of Dunwoody     Dunwoody, GA      1997       Acquired                  30       100.0

Sunrise of Weston       Weston, MA        1997       Acquired                  31       100.0(1)

Sunrise of Fresno       Fresno, CA        1998      Developed                  84       100.0(10)

Sunrise of Haverford    Haverford, PA     1998      Developed        X         72       25.0(2)(15)

Sunrise of Decatur      Decatur, GA       1998      Developed        X         92       25.0(2)(14)

Sunrise of Walnut Creek Walnut Creek,     1998      Developed        X         85       25.0(2)(14)
                        CA

Sunrise of Glen Cove    Glen Cove, NY     1998      Developed        X         91       25.0(2)(14)

Sunrise at Ivey Ridge   Ivey Ridge, GA    1998      Developed        X        102       100.0(1)

Sunrise of Cohasset     Cohasset, MA      1998      Developed        X         74       25.0(2)(14)

Sunrise at Orchard      Denver, CO        1998      Developed        X         94       100.0(1)

Sunrise of Pinehurst    Denver, CO        1998      Developed        X        102       100.0(1)

Sunrise at Huntcliff    Atlanta, GA       1998      Developed        X         91       100.0
  Summit

Sunrise of Danville     Danville, CA      1998      Developed        X         86       100.0(10)

Sunrise of Lafayette    Lafayette         1998      Developed        X         84       25.0(2)(14)
Hill                    Hill, PA

Sunrise of Bellevue     Bellevue, WA      1998      Developed        X         84       25.0(2)(14)

Sunrise of Paramus      Paramus, NJ       1998      Developed        X         76       25.0(2)(14)

Sunrise at West Essex   Fairfield, NJ     1998      Developed        X         94       25.0(2)(13)

Sunrise of Paoli        Malvern, PA       1998      Developed        X         98       25.0(2)(14)

Sunrise of Mission      Mission           1998      Developed        X        103       100.0(1)
Viejo                   Viejo, CA


Sunrise at Oakland      Oakland, CA       1998      Developed        X          91      25.0(2)(16)
Hills

Sunrise of Rochester    Detroit, MI       1999      Developed        X         101      100.0(1)

Sunrise of East         East              1999      Developed        X          94      20.0(2)
Brunswick               Brunswick, NJ

Sunrise on Providence   Charlotte, NC     1999      Developed        X          91      9.0(2)

Sunrise of Smithtown    Long Island,      1999      Developed        X          90      100.0(1)
                        NY
Sunrise of Buffalo      Buffalo           1999      Developed        X          94      100.0(1)
Grove                   Grove, IL

Sunrise at La Costa     Carlsbad, CA      1999      Developed        X         103      20.0(2)

Sunrise of Naperville   Naperville, IL    1999      Developed        X          91      20.0(2)

Sunrise of Richmond     Richmond, VA      1999      Developed        X          84      20.0(2)

Sunrise at Canyon Crest Riverside, CA     1999      Developed        X          77      100.0(1)

Sunrise at Fleetwood    Mt. Vernon, NY    1999      Developed        X          96      100.0(1)

Sunrise of Flossmoor    Flossmoor, IL     1999      Developed        X          74      100.0


Sunrise of Bloomingdale Bloomingdale,     1999      Developed        X          91      100.0(1)
                        IL

Sunrise of Wilton       Wilton, CT        1999      Developed        X          74      100.0(1)

Sunrise of Stamford     Stamford, CT      1999      Developed        X         102      20.0(2)

Sunrise at North        North             1999      Developed        X          98      20.0(2)
Lynbrook                Lynbrook, NY

Sunrise at Frognal      Sidcup, London    1999      Developed        X         145      7.24(2)
House

Sunrise of New City     New City, NY      1999      Developed        X          91      9.0(2)

Sunrise of Farmington   Detroit, MI       1999       Acquired                   80      100.0(1)
Hills

Sunrise of Edina        Minneapolis,      1999       Acquired                  110      100.0
                        MN

Sunrise of Bexley       Columbus, OH      1999       Acquired                   61      100.0(10)

Sunrise at the Scioto   Columbus, OH      1999       Acquired                   61      100.0(10)

Sunrise at Tucker Creek Columbus, OH      1999       Acquired                  62       100.0(10)

Sunrise Place for the   Columbus, OH      1999       Acquired                  30       100.0(10)
Memory Impaired

Sunrise of Carmel       Indianapolis,     1999       Acquired                  66       100.0(10)
                        IN

Sunrise  of Bath        Akron, OH         1999       Acquired                  75       100.0(10)

Sunrise of Gahanna      Columbus, OH      1999       Acquired                  54       100.0(10)

Sunrise of Rocky River Cleveland, OH      1999       Acquired                  72       100.0(10)

Sunrise at  Presque     Erie, PA          1999       Acquired                  79       100.0(10)
Isle Bay

Sunrise of Eastover     Charlotte, NC     1999       Acquired                  52       100.0

Sunrise of Poland       Youngstown, OH    1999       Acquired                  75       100.0

Sunrise of Ann Arbor    Ann Arbor, MI     1999       Acquired                  77       100.0(10)

Sunrise of Shaker       Cleveland, OH     1999       Acquired                  68       100.0
Heights

Sunrise at South Hills  Pittsburgh, PA    1999       Acquired                  77       100.0(1)

Sunrise  at Fall Creek  Indianapolis,     1999       Acquired                  71       100.0
                        IN

Sunrise of Willow Lake  Indianapolis,     1999       Acquired                  71       100.0
                        IN

Sunrise of  Fort Wayne  Fort Wayne, IN    1999       Acquired                  71       100.0

Sunrise of Wooster      Wooster, OH       1999       Acquired                98(11)     100.0(4)

Sunrise  of South       Charlotte, NC     1999       Acquired                  75       100.0(1)
Charlotte

Sunrise  of Monroeville Pittsburgh, PA    1999       Acquired                  72       100.0(1)

Sunrise at St. Francis  Albuquerque,      1999       Acquired                  32       19.9(2)
Place for the Memory    NM
Impaired

Sunrise at  Oakwood     Dayton, OH        1999       Acquired                  61       50.0(2)

Sunrise of Colorado     Colorado          1999       Acquired                  74       19.9(2)
Springs                 Springs, CO

Sunrise at of Kenwood   Cincinnati, OH    1999       Acquired                  77       35.0(2)

Sunrise of Englewood    Dayton, OH        1999       Acquired                  58       19.9(2)

Sunrise of Albuquerque  Albuquerque,      1999       Acquired                  69       19.9(2)
                        NM

Sunrise of Findlay      Findlay, OH       1999       Acquired                  55       50.0(2)

Sunrise Cottages of     Bismarck, ND      1999       Acquired                  20       100.0(1)
Bismark

Sunrise Cottages of     Waterloo, IA      1999       Acquired                  20       100.0(1)
Waterloo

Sunrsie of Bismark      Bismarck, ND      1999       Acquired                  76       100.0(1)

Sunrise Cottages of     Buffalo, MN       1999       Acquired                  21       100.0(1)
Buffalo 1

Sunrise Cottages of     Buffalo, MN       1999       Acquired                  20       100.0(1)
Buffalo 2

Sunrise of Buffalo      Buffalo, MN       1999       Acquired                  78       100.0(1)

Sunrise Cottages of     Rochester, MN     1999       Acquired                  19       100.0(1)
Rochester 1

Sunrise Cottages of     Rochester, MN     1999       Acquired                  19       100.0(1)
Rochester 2

Sunrise Cottages of     Rochester, MN     1999       Acquired                  27       100.0(1)
Rochester 3

Sunrise Cottages of     Rochester, MN     1999       Acquired                  27       100.0(1)
Rochester 4

Sunrise Cottages of     Rochester, MN     1999       Acquired                  30       100.0(1)
Rochester 5

Sunrise Cottages of     Mankato, MN       1999       Acquired                  21       100.0(1)
Mankato

Sunrise of Park Ridge   Chicago, IL       1999       Acquired                  93       100.0(1)(12)

Sunrise at Northville   Northville, MI    2000      Developed        X         84       100.0(1)

Sunrise of Hermosa      Hermosa           2000      Developed        X         96       100.0(1)(4)
Beach                   Beach, CA

Sunrise of Exton        Exton, PA         2000      Developed        X         76       9.0(2)

Sunrise of Westtown     Westtown, PA      2000      Developed        X         95       9.0(2)

Sunrise of Hamilton     Hamilton, OH      2000      Developed                  44       100.0

Sunrise Cottages of     Rochester, MN     2000       Acquired                  27       100.0(1)
Rochester 7

Sunrise at Finneytown   Cincinnati, OH    2000      Developed                  82       35.0(2)

Sunrise of Glen Ellyn   Glen Ellyn, IL    2000      Developed        X        102       9.0(2)

Sunrise at Sheepshead   Brooklyn, NY      2000      Developed                 125       70.0(1)(2)
Bay

Sunrise of Willowbrook  Willowbrook,      2000      Developed        X         98       25.0(2)(17)
                        IL

Sunrise at  Ann Arbor   Ann Arbor, MI     2000      Developed        X         86       9.0(2)
North

Sunrise of Cuyahoga     Akron, OH         2000      Developed        X         59       9.0(2)
Falls

Sunrise of Sunnyvale    Sunnyvale, CA     2000      Developed        X         96       9.0(2)

Sunrise at CherryCreek  Denver, CO        2000      Developed        X        104       9.0(2)

Sunrise at Parma        Parma, OH         2000      Developed        X         61       100.0(1)

Sunrise of Baton Rouge  Baton Rouge,      2000      Developed        X         70       100.0(1)
                        LA
Sunrise of West         West              2000      Developed        X         62       9.0(2)
Bloomfield              Bloomfield, MI

Sunrise of Woodcliff    Woodcliff         2000      Developed        X        102       20.0(2)
Lake                    Lake, NJ

Sunrise of Westminister Westminister,     2000      Developed        X         94       100.0(1)
                        CO

Sunrise at Bayou - St.  New Orleans,      2000      Developed        X         91       100.0(1)(4)
Johns                   LA

Sunrise of Tustin       Tustin, CA        2000      Developed        X         58       9.0(2)

Sunrise of Chesterfield St. Louis, MO     2000      Developed        X         90       100.0(1)

Sunrise of Edgewater-   Edgewater, NJ     2000      Developed        X         84       9.0(2)
Phase I

Sunrise of Wall         Wall              2000      Developed        X         70     100.0(1)
                        Township, NJ

Sunrise of Claremont    Claremont, CA     2000      Developed        X         65     100.0(1)

Sunrise of Alta Loma    Rancho            2001      Developed        X         73     100.0(1)
                        Cucamonga, CA

Sunrise at University   Colorado          2001      Developed        X         65     9.0(2)
Park                    Springs, CO

Sunrise of Crystal Lake Crystal Lake,     2001      Developed        X         71     9.0(2)
                        IL

Sunrise of West         West              2001      Developed        X         94     100.0(1)
Hartford                Hartford, CT

Sunrise of Troy         Troy, MI          2001      Developed        X         71     100.0(1)

Sunrise of Palos Park   Palos Park, IL    2001      Developed        X        105     100.0(1)

Sunrise of Pacific      Pacific           2001      Developed        X         46     100.0(1)
Palisades               Palisades, CA

Sunrise of Holbrook     Holbrook, NY      2001      Developed        X         93     9.0(2)

Sunrise of Unionville   Markham, ON       2001      Developed        X         98     7.24(2)

Sunrise of Victoria     Victoria, BC      2001      Developed        X        106     7.24(2)

Sunrise of Schaumburg   Schaumburg, IL    2001      Developed        X         99     9.0(2)

Sunrise of Mississauga  Mississaugua,     2001      Developed        X        103     7.24(2)
                        ON

Sunrise at Windsor      Windsor, ON       2001      Developed        X        104     7.24(2)

Sunrise of Arlington    Arlington, MA     2001      Developed        X        102     100.0(1)(4)

Sunrise of Lincroft     Lincroft, NJ      2001      Developed        X         72     9.0(2)

Sunrise of Roseville    Roseville, MN     2001      Developed        X         92     9.0(2)
                                                                          ---------
                                                                           12,607
                                                                          ---------

Sunrise of Plainview    Plainview, NY  1st half    Construction      X         61     9.0(2)
                                          2002

Sunrise of Lynn Valley  North          1st half    Construction      X        107     7.24 (2)

                        Vancouver,        2002
                        B.C.

Sunrise at Mill Basin   Brooklyn, NY   1st half    Construction      X       118       70.0(1)(2)
                                          2002

Sunrise of Marlboro     Marlboro, NJ   1st half    Construction      X        77       100.0(1)
                                          2002

Sunrise of Dix Hills    Dix Hills, NY  1st half    Construction      X        91       100.0
                                          2002

Sunrise of Gurnee       Gurnee, IL     1st half    Construction      X        71       9.0(2)
                                          2002

Sunrise of Oakville     Oakville, ON   1st half    Construction      X       107       7.24(2)
                                          2002

Sunrise of East Meadow  East Meadow,   1st half    Construction      X        98       100.0(1)(4)
                        NY                2002

Sunrise of Richmond     Richmond       1st half    Construction      X        90       7.24(2)
Hill                    Hill, ON          2002

Sunrise of White Oak    Silver         1st half    Construction               78       100.0(1)
                        Spring, MD        2002

Sunrise at Virginia     Surrey, UK     1st half    Construction      X        81       7.24(2)
Water                                     2002

Sunrise of West Hills   Canoga Park,   1st half    Construction      X        78       100.0(1)
                        CA                2002

Sunrise at East         East           1st half    Construction      X        98       100.0(1)
Setauket                Setauket, NY      2002

Sunrise of Fair Oaks    Sacramento, CA 1st half    Construction      X        71       100.0(1)
                                          2002

Sunrise of Naperville   Naperville, IL 1st half    Construction      X        95       100.0(1)
                                          2002

Sunrise of McLean       McLean, VA     2nd half    Construction      X       106       40.0(2)
                                          2002

Sunrise of Belmont      Belmont, CA    2nd half    Construction      X        85       100.0(1)(4)
                                          2002

Sunrise of Bernards     Basking        2nd half    Construction      X        92       100.0(1)
Township                Ridge, NJ         2002

Sunrise of Pacific      San Diego, CA  2nd half    Construction      X        60       100.0
Beach                                     2002

Sunrise at Elstree      Elstree, UK    2nd half    Construction      X        75       7.24(2)
Manor                                     2002

Sunrise of West Babylon NY             1st half    Construction      X        95       100.0(1)
                                          2003

Sunrise at West 57th    Vancouver, CAD                Zoned          X       106       7.24(2)
and Oak

Sunrise of Lincoln      Lincoln Park,                 Zoned          X        72       100.0
Park                    IL

Sunrise of Edgewater II Edgewater, NJ                 Zoned          X        84       100.0

Sunrise of Washington,  Washington,                   Zoned          X       116       100.0
D.C.                    D.C.

Sunrise at Richmond     St. Louis, MO                 Zoned          X        78       100.0
Heights

Sunrise of San Gabriel  San Gabriel,                  Zoned          X        71       100.0
                        CA

Sunrise of Boulder      Boulder, CO                   Zoned          X       101       100.0

Sunrise of Santa Monica Santa Monica,                 Zoned          X        84       25.0(2)
                        CA

Sunrise of La Palma     La Palma, CA                  Zoned          X        71       100.0

Sunrise of Studio City  Studio City,                  Zoned          X        94       100.0
                        CA

Sunrise of Seal Beach   Seal Beach, CA                Zoned          X        94       100.0
I

Sunrise of Seal Beach   Seal Beach, CA                Zoned          X        87       100.0
II

Sunrise of Bonita       Bonita, CA                    Zoned          X        71       100.0

Sunrise of Cresskill I  Cresskill, NJ                 Zoned          X        90       100.0

Sunrise of Cresskill II Cresskill, NJ                 Zoned          X        91       100.0

Sunrise of Newton       Newton                        Zoned          X        92       100.0
Square                  Square, PA

Sunrise of Willmington  Willmington,                  Zoned          X        71       100.0
                        DE

Sunrise of Des Peres    Des Peres, MO                 Zoned          X        91       100.0

                                                                         ------------

                                                                              3,398     (18)
                                                                           ------------
         Total                                                               16,005
                                                                           ============

                                                                           ============


------------------------------------------------------------------------------

(1) Serves as collateral for outstanding debt on facilities in which Sunrise has an ownership percentage. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and note 7 of notes to consolidated financial statements.

(2) All facilities that are wholly owned by Sunrise are consolidated in the consolidated financial statements. The Severna Park, Sheepshead Bay, and Mill Basin facilities are held by limited liability companies in which Sunrise holds the ownership interests indicated in the table. Sunrise is the managing member of these entities and through the operating agreements and the management agreements for the facilities Sunrise controls their ordinary course business operations. Therefore, Severna Park, Sheepshead Bay, and Mill Basin facilities were also consolidated in Sunrise's consolidated financial statements. The consolidated statements of income includes one limited partnership which holds the Gardner Park facility in which Sunrise had a 50% partnership interest and controlled through December 28, 2001 at which date, Sunrise sold one-half of its partnership interest (see note 12 of notes to consolidated financial statements). Therefore, this facility was not consolidated in the balance sheet at December 31, 2001. The ordinary course business operations of the Towson, Gardner Park, Hunter Mill, Springfield, Morris Plains, Old Tappan, Granite Run, Abington Building I, Abington Building II, Wayne, Wayland, Westfield, Haverford, Decatur, Walnut Creek, Glen Cove, Cohasset, Lafayette Hill, Bellevue, Paramus, West Essex, Paoli, Oakland Hills, East Brunswick, Providence, La Costa, Naperville, Richmond, Stamford, North Lynbrook, Frognal House, New City, St. Francis Place, Oakwood, Colorado Springs, Kenwood, Englewood, Albuquerque, Findlay, Exton, Westtown, Finneytown, Glen Ellyn, Willowbrook, Ann Arbor, Cuyahoga Falls, Sunnyvale, Cherry Creek, West Bloomfield, Woodcliff Lake, Tustin, Edgewater I, University Park, Crystal Lake, Holbrook, Unionville, Victoria, Schaumburg, Mississauga, Windsor, Lincroft, Roseville, Plainview, Lynn Valley, Gurnee, Oakville, Richmond Hill, Virginia Water, Mclean, Elstree Manor, West 57th and Oak and Santa Monica facilities were not controlled as of December 31, 2001 by Sunrise and, therefore, were accounted for under the equity method of accounting. The remaining ownership interests in these facilities are owned by third parties. Sunrise manages each of these facilities.

(3) Each of these facilities has been redeveloped in a manner consistent with the Sunrise model.

(4)  Subject to long-term ground lease.

(5) These facilities were initially developed by Sunrise for third parties and were subsequently acquired by Sunrise in 1992.

(6) This facility is licensed for 40 assisted living residents. The remainder of the resident capacity is for independent living residents.

(7) Two former employees of Sunrise each have a 25% ownership interest in this facility. In December 2001, one former employee exercised an option to acquire an additional 25 percent interest in this property. As a result of this transaction, Sunrise's interest in the property was reduced from 50 percent to 25 percent. Sunrise has the right to acquire these minority ownership interests for fair market value, as determined by an appraiser mutually agreeable to the parties.

(8) Serves as collateral for one of Sunrise's operating leases. See note 14 of notes to consolidated financial statements.

(9) Excludes 10 units owned by the occupants of the units. The occupants can require Sunrise to repurchase the units for their original purchase prices, aggregating approximately $1.3 million, under specified circumstances. Sunrise has a right to purchase the units at fair market value upon the occurrence of specified events and has a right of first refusal on sales of the units.

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

(15) On February 23, 2001, nine facilities were sold to a real estate venture company in which Sunrise owns a 25% interest.

(16) On October 30, 2001, a facility was sold to a real estate venture company in which Sunrise owns a 25% interest.

(17) On December 20, 2001, a facility was sold to a real estate venture company in which Sunrise owns a 25% interest.

(18) There can be no assurance that construction delays will not be experienced.

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

        Sunrise's growth objectives include developing new Sunrise model assisted living facilities. Since its initial public offering in June 1996, Sunrise has completed development of 105 such new model facilities with a resident capacity of approximately 9,200. At December 31, 2001, Sunrise had 23 facilities under construction with resident capacity of approximately 2,000 and entered into contracts to purchase 38 additional sites. These sites are located in California, Connecticut, Colorado, Delaware, Georgia, Michigan, Missouri, New Jersey, New York, District of Columbia, Canada and the United Kingdom. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development primarily upon its "Victorian" model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates "brand" awareness in Sunrise's markets.

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

        There can be no assurance that any acquisitions of additional assisted living facilities or interests therein will be completed. The success of Sunrise's acquisitions will be determined by numerous factors, including Sunrise's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of Sunrise to integrate or operate acquired facilities.

    Sunrise has entered into an investment agreement with the private equity group of Deutche Bank Real Estate ("DBREPE"), pursuant to which Sunrise and DBREPE have agreed to form a joint venture to acquire senior living properties in the United States. The joint venture, once formed, will be owned by DBREPE and Sunrise. The venture will have approximately $25 million of available capital and, combined with debt financing, intends to acquire up to $200 million of senior living properties. Sunrise will operate the acquired properties under management agreements and will be responsible for the day-to-day management of the joint venture. The parties are currently reviewing several potential senior living property acquisitions.

NEED FOR ADDITIONAL FINANCING AND MANAGEMENT OF GROWTH

        Sunrise will need to obtain substantial additional resources to fund its development, construction and acquisition activities, as well as such activities conducted through our joint ventures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." Sunrise expects that the number of owned and operated facilities will increase as it pursues its development and acquisition programs for new assisted living facilities. This growth will place significant demands on Sunrise's management resources. Sunrise's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If Sunrise is unable to manage its growth effectively, its business, revenues, expenses and operating results could be adversely affected.

MANAGED FACILITIES

        Sunrise also manages for third-party owners 26 operating facilities and one facility under development with total resident capacity of over 2,400, including two in California, one in the District of Columbia, one in Florida, one in Georgia, two in Louisiana, four in Maryland, six in Massachusetts, one in Michigan, one in Nebraska, two in New Jersey, one in Pennsylvania and four in Virginia. The facilities in Georgia, Maryland, and New Jersey and one facility in Massachusetts and California are Sunrise model facilities. The management contract expiration dates range from June 2004 to December 2030. Sunrise owns $5.8 million carrying value of tax exempt mortgage bonds on the Pennsylvania facility. Under the management agreement for one of the New Jersey facilities, Sunrise has a right of first refusal to purchase the facility if the owner receives a bona fide offer to purchase the facility during the term of the management agreement. Sunrise does not provide financial or accounting services to one of the Virginia facilities.

COMPANY OPERATIONS

OPERATING STRUCTURE

        Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow facility-based personnel to focus on resident care, consistent with Sunrise's operating philosophy. Sunrise maintains its corporate headquarters office in McLean, Virginia and a business office in Fairfax, Virginia. The business office comprises mainly accounting and information technology staff, and the new Sunrise "At-Home" joint venture business owned by Schroder Ventures Life Sciences and Sunrise is headquartered in the Fairfax office. Corporate staff members are responsible for: the establishment of Company-wide policies and procedures relating to resident care, employee hiring, training on retention, facility design and development, and facility operations; and accounting and finance functions including billing and collection, accounts payable, general finance and accounting, and tax planning and compliance; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of facility-based operations, including marketing and sales activities; resident care; the hiring of facility executives, care managers and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise's development and acquisition plans within a given geographic region.

        Sunrise is currently organized into four large geographic regions:
Northeast, Mid-Atlantic and Southeast, Midwest and West, with multiple cluster regions under each. Sunrise has regional offices in Boston, MA, Long Island, NY, Paramus, NJ, Villanova, PA, Atlanta, GA, Chicago, IL, Columbus, OH, Claremont, CA, and Oakland, CA that support the currently opened and/or to be opened properties in these markets. All international activities are currently conducted through joint ventures. Sunrise also has regional offices in London, England and Toronto, Canada supporting the Sunrise homes open or under construction in those locations. Each of the regions is headed by either a vice president or director of operations with extensive experience in the senior housing, health care and assisted living industries. Each regional cluster is supported typically by a sales/marketing specialist, a resident care specialist, a human resources specialist and a dining services specialist. Sunrise expects that all regional clusters will create similar staff positions as the number of facilities in those regions increases.

FACILITY STAFFING

        Each of Sunrise's facilities has an executive director responsible for the day-to-day operations of the facility, including: quality of care; resident services; sales and marketing; and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its facilities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by (a) the department heads, who oversee the care and service of the facility's assisted living neighborhood and Alzheimer neighborhood, (b) a nurse, who serves as a case manager responsible for coordinating the services necessary to meet the health care needs of our residents and (c) the director of community relations, who is responsible for selling Sunrise services. Other key positions include the dining services coordinator, the program coordinator and, the maintenance coordinator

    Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a facility varies according to the level of care required by the residents of the facility and the numbers of residents receiving Alzheimer's care and plus care services.

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

SALES AND MARKETING

    Sunrise's marketing strategy is intended to create awareness of and preference for our unique product/service positioning, leading to inquiries and visits to Sunrise properties from potential residents and their family members as well as positive referrals from key community sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies, social workers, financial planners and consultants, and others. A central marketing staff develops overall strategies, systems and programs for promoting Sunrise throughout its markets and monitors the success of overall and site/region specific marketing efforts.

    Sunrise's sales strategy is intended to convert inquiries generated by marketing efforts as well as by local/regional sales networking into qualified leads and sales/move-ins based upon best-in-class selling principles and strategies aligned with the purchase cycle and buying dynamics in the assisted living industry. Each property has at least one dedicated sales person responsible for property-specific sales efforts, and each regional cluster generally has a sales leader responsible for coaching and performance oversight of property sales staff as well as marketing coordination with the national marketing staff.

    Core marketing and sales communication elements include local and regional print, local and network radio, direct mail, yellow pages, property signage, personal contacts with prospective referral sources, open houses, health fairs, grand openings for new communities, various community receptions and more.

THIRD-PARTY RESIDENT, MANAGEMENT AND DEVELOPMENT SERVICES

Agreements with Jefferson Health System and Inova Health System Services, Inc.

        While Sunrise serves the vast majority of a resident's needs with its own staff, some services, such as physician care, infusion therapy, physical and speech therapy and other home health care services, may be provided to residents at Sunrise facilities by third parties. Company staff assist residents in locating qualified providers for such health care services.

        Sunrise continues to capitalize on its brand awareness by accepting third-party management and development contracts. For example, Sunrise previously entered into an agreement with Inova Health System Services, Inc., the largest not-for-profit integrated health care system in the Washington, D.C. metropolitan area, to manage Inova's two assisted living communities and provide development and management services for an additional four to eight assisted living communities with a total resident capacity of up to 800.

Joint Ventures

    Sunrise has also entered into unconsolidated joint venture arrangements with third parties to develop up to 36 projects in the United States, United Kingdom and Canada. The joint ventures have completed 20 assisted living facilities, 15 in the United States, four in Canada and one in the United Kingdom and are currently developing six assisted living facilities, four in Canada and two in the United Kingdom. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future. Sunrise has ownership interests in these joint ventures ranging from seven to nine percent.

Sale/Long-Term Manage Back Program

    Sunrise is continuing its previously-announced plan of selling selected real estate assets, subject to market conditions, as a normal part of its operations while retaining minority ownership interests and long-term management through operating agreements, to include the potential sale of approximately 15 - 20 properties each year. This strategy of selling selected real estate assets as a normal part of operations should enable Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. As of

December 31, 2001, Sunrise has completed the sale of interests ranging from 75% to 100% in 29 facilities. Sunrise continues to operate 28 of these facilities under long-term operating agreements.

COMPETITION

        The long-term care industry is competitive. Sunrise competes with numerous other companies that provide similar long-term care alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other assisted living providers. Although some competitors are significantly larger, Sunrise believes there are no one or more dominant companies in the assisted living segment. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. Although new construction of assisted living facilities have declined significantly, Sunrise has experienced and expects to continue to experience competition in their efforts to develop, acquire and operate assisted living facilities. Some of the present and potential competitors of Sunrise are significantly larger and have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise cannot assure that it will not encounter competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

OVERBUILDING IN THE ASSISTED LIVING INDUSTRY

        Sunrise believes that some secondary assisted living markets have become or are on the verge of becoming overbuilt. As described above, regulation and other barriers to entry into the assisted living industry are not substantial. Although the construction of assisted living facilities has declined significantly, the development of new assisted living facilities could outpace demand. Overbuilding in Sunrise market areas could, therefore, cause Sunrise to experience decreased occupancy, depressed margins or lower operating results.

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

        -      facility services, including:

               -- administration of medication;

               -- assistance with self-administration of medication; and

               -- the provision of limited nursing services;

        -      monitoring of resident wellness;

        -      physical plant specifications;

        -      furnishing of resident units;

        -      food and housekeeping services;

        -      emergency evacuation plans, and

        - resident rights and responsibilities; including, in some states, the right to receive health care services from providers of a resident's choice.

        Some facilities are also licensed to provide independent living services, which generally involve lower levels of resident assistance. In several of the states in which Sunrise operates or intends to operate, assisted living facilities also require a certificate of need before the facility can be opened. In most states, assisted living facilities are also subject to state or local building code, fire code, and food service licensing or certification requirements. Assisted living facilities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or a Sunrise competitor.

        From time to time in the ordinary course of business, Sunrise receives deficiency reports, which Sunrise reviews to take appropriate corrective action. Most inspection deficiencies are resolved through a plan of corrective action. However, the reviewing agency typically has the authority to take action against a licensed facility where deficiencies are noted. This action may include imposition of fines, imposition of a provisional or conditional license, or suspension or revocation of a license, or other sanctions. If Sunrise fails to comply with applicable requirements, Sunrise's business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by Sunrise has resulted in a suspension, fine, or other disposition that has had a material adverse effect on Sunrise's revenues.

        Regulation of the assisted living industry is evolving. Sunrise's operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised, or a determination is made that the care provided by one or more of Sunrise's facilities exceeds the level of care for which the facility is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, Sunrise's operations could be adversely affected.

        Sunrise is also subject to federal and state anti-remuneration laws, such as the federal health care programs anti-kickback law, which governs various types of financial arrangements among health care providers and other who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect remuneration that is intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care program anti-kickback laws has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Additionally, in five states, Sunrise operates or will operate facilities for which bills are submitted to federal and/or state health care programs, including state Medicaid waiver programs for assisted living facilities, the Medicare skilled nursing facility benefit program, or some other federal or state health care program. Consequently, Sunrise is subject to federal and state laws which prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Violation of any of these laws can result in loss of licensure, civil or criminal penalties, and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Similar state laws vary from state to state, are sometimes vague, and have rarely been interpreted by courts of regulatory agencies. Sunrise cannot be sure that these laws will be interpreted consistently with Sunrise's practices.

ENVIRONMENTAL RISKS

        Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials, that could be located on, in, or under a property. These laws and regulations often impose liability without regard to whether or not the owner or operator knew of, or was responsible for, the presence or release of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. In addition, the liability of an owner or operator is generally not limited and could exceed the property's value and the aggregate assets of the owner or operator. An owner or operator or an entity that arranges for the disposal of hazardous or toxic substances as a disposal site also may be liable for the costs of any required remediation or removal of hazardous or toxic substances at the disposal site.

        Sunrise engages consultants to conduct Phase I environmental studies of development sites that are placed under contract. If the Phase I study indicates the existence or the possibility of the existence of hazardous or toxic substances on the property, a Phase II study is requested and performed. The Phase I and Phase II studies, as applicable, may not reveal all environmental liabilities. There could be, therefore, material environmental liabilities if which Sunrise is unaware. In connection with the ownership or operation of Sunrise's facilities, Sunrise could be liable for the costs of remediation or removal of hazardous or toxic substances. Sunrise also could be liable for other costs, including governmental fines and damages for injuries to persons or properties. As a result, the presence, with or without Sunrise's knowledge, of hazardous or toxic substances at any property owned or operated by Sunrise, or acquired or operated by Sunrise in the future, could have an adverse effect on Sunrise's financial condition or earnings.

MEDICAL WASTE

        Some of Sunrise's facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood soaked bandages, swabs, and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, recordkeeping, notice and reporting obligations. Each of Sunrise's facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that Sunrise is not in compliance with these environmental laws could adversely affect Sunrise's business operations and financial condition.

        Because these environmental laws are amended from time to time, Sunrise cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of Sunrise's operations to states where Sunrise does not currently operate may subject Sunrise to additional restrictions on the manner in which Sunrise operates its facilities.

LIABILITY AND INSURANCE

        The assisted living business entails an inherent risk of liability. In recent years, we, as well as other participants in our industry, have become subject to an increasing number of lawsuits alleging negligence or related legal theories. Many of these lawsuits involve large claims and significant legal costs. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. The liability insurance currently maintained by us has the following coverage limits:


Type of Coverage       Coverage Limits                           Examples of Incidents Covered
----------------       ---------------                           -----------------------------
-   General            -   $10,000,000 per occurrence,           -   premises claims by third
    liability              with additional specific                  parties, not including residents;
                           limitations for particular
                           categories of claims that fall        -   personal injury and
                           under the general liability               advertising injury;
                           category.  The general liability
                           coverage carries a $1,000,000         -   independent contractors; and
                           per occurrence deductible.
                                                                 -   fire damage to other rented
                                                                     locations


-   Health care        -   $10,000,000 per occurrence            -   negligence claims involving
    professional           $10,000,000 total for all                 residents
    liability              claims per policy year;
                           coverage limits for the
                           general and professional
                           liability are combined with
                           each eroding the annual aggregate.
                           The professional liability
                           carries a $1,000,000 per
                           occurrence deductible


-   Umbrella           -   $40,000,000 per policy year;          -   same as under general
    excess liability       coverage is in excess of the              liability and medical liability
                           general liability and medical             professional liability coverages
                           liability limits


-   Non-medical        -   $5,000,000 per wrongful               -   claims against our
    professional           act/$7,000,000 total; coverage            development or management
    liability              limits do not overlap with                company subsidiaries by third
                           general liability, medical                parties for whom we develop or
                           liability or umbrella excess              manage properties
                           liability limits

        We cannot be sure that claims will not arise that are in excess of our coverage or not covered by our insurance policies. Also, the above deductible, or self-insured retention, is accrued based on an actuarial projection of future liabilities. In the event this accrual is inadequate, this could have a negative impact on operating results. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases.

EMPLOYEES

        At December 31, 2001, Sunrise had 12,003 employees, including 6,967 full-time employees, of which 258 were employed at Sunrise's headquarters and business office. Sunrise believes employee relations are good.

SEGMENTS

        We have two business segments: Sunrise Management Services and Sunrise Properties. For information regarding these segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 19 to Sunrise's consolidated financial statements.

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

ITEM 3.  LEGAL PROCEEDINGS

        Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Sunrise's management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Sunrise's business, financial condition, and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Sunrise's common stock is traded on the New York Stock Exchange under the symbol "SRZ." Trading of Sunrise's common stock commenced on May 31, 1996. Our common stock began trading on the New York Stock Exchange on May 23, 2001 under the symbol "SRZ." Prior to that date, our common stock was traded on The Nasdaq National Market under the symbol "SNRZ." As of March 12, 2002, there were 258 stockholders of record. No cash dividends have been paid in the past, and none are expected to be paid in the foreseeable future. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarter Ended                        High         Low
--------------------------------- ------------ -----------
March 31, 2000                    $15.75        $12.00
June 30, 2000                     $20.00        $12.375

September 30, 2000                $24.13        $15.00
December 31, 2000                 $31.00        $18.69

Quarter Ended                        High         Low
--------------------------------- ------------ -----------
March 31, 2001                     $25.625     $18.125
June 30, 2001                      $27.50      $18.375
September 30, 2001                 $32.00      $22.50
December 31, 2001                  $31.81      $23.65

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Sunrise's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                               DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                  2001             2000          1999 (1)         1998              1997
                                               -----------     -----------     -----------     -----------     -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenue                              $   428,219     $   344,786     $   255,219     $   170,712     $    89,884
Facility and management contract
  operating expenses                               243,387         185,897         137,494          89,929          53,286
Facility development and pre-rental expenses         7,949           6,226           7,184           5,197           5,586
General and administrative expenses                 32,809          27,418          20,715          12,726          10,454
Depreciation and amortization expenses              28,475          33,902          25,448          21,650          10,592
Interest expense, net                               26,176          37,566          21,750          15,430           4,613
Net income (2)                                      49,101          24,278          20,213          22,312           4,001
Net income per common share:
  Basic                                               2.25            1.12            0.96            1.16            0.21
  Diluted                                             2.08            1.10            0.94            1.11            0.20
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                    $    50,275     $    42,874     $    53,540     $    54,197     $    82,643
  Working capital (deficit)                         38,803         (34,063)         95,480          69,573          70,340
  Total assets                                   1,177,615       1,129,361       1,101,413         683,411         556,260
  Total debt                                       630,756         674,703         700,943         428,326         340,987
  Stockholders' equity                             410,701         354,045         335,124         227,655         195,340
OPERATING AND OTHER DATA:
Ratio of earnings to fixed charges (3)                2.48            1.57            1.52            1.61            0.86
EBITDA (excluding non-recurring items
  and charges) (4)                             $   132,838     $   111,268     $    80,308     $    59,392     $    19,206
Net cash provided by operating activities           71,429          51,632          42,787          27,138          12,183
Net cash used in investing activities              (22,462)        (23,413)       (235,065)       (146,471)       (225,765)
Net cash (used in) provided by
  financing activities                             (41,566)        (38,885)        191,621          90,887         194,414
Facilities (at end of period):
  Owned                                                162             147             126              66              54
  Managed                                               24              17              14              11               7
                                               -----------     -----------     -----------     -----------     -----------
    Total                                              186             164             140              77              61
Resident capacity:
  Owned                                             12,607          11,380           9,756           5,617           4,632
  Managed                                            2,190           1,503           1,289           1,010             683
                                               -----------     -----------     -----------     -----------     -----------
    Total                                           14,797          12,883          11,045           6,627           5,315
Number of stabilized consolidated
facilities                                              83              68              49              32              22
Occupancy rate (5)                                      91%             94%             96%             94%             94%


(1) On May 14, 1999, we completed our acquisition of Karrington through a tax-free, stock-for-stock transaction in which we issued 2.3 million shares of our common stock in exchange for all outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The common stock issued in the transaction, together with related merger costs, had a value of $85 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington since the acquisition are included in our financial information for 1999.

(2) Net income for the year ended December 31, 2001 included a $2 million non-recurring item ($1 million after tax), which consisted of a $9 million cash payment, net of expenses, received by us in connection with a settlement of a lawsuit filed by Karrington prior to our acquisition of Karrington, and $7 million of non-recurring charges associated with writing down project costs as a result of our decision not to proceed with our planned development of five sites. Net income for the year ended December 31, 1999 included $5 million of non-recurring charges ($4 million after tax), of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement. Of these non-recurring charges, $4 million were non-cash transactions.

(3) Computed by dividing earnings by total fixed charges. Earnings consist of earnings from continuing operations excluding unusual charges or extraordinary items, plus fixed charges, reduced by the amount of unamortized interest capitalized. Fixed charges consist of interest on debt, including amortization of debt issuance costs, and a portion of rent expense estimated by management to be the interest component of such rentals.

(4) EBITDA (excluding non-recurring items and charges) are presented because we believe this data is used by some investors to evaluate our ability to meet debt service requirements. We consider EBITDA to be an indicative measure of our operating performance due to the significance of our long-lived assets and because this data can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. In addition, our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. Interest, taxes, depreciation and amortization, which are not reflected in our presentation of EBITDA, have been, and will be incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance. We calculate EBITDA as follows:



                                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       2001         2000        1999       1998         1997
                                                    ---------    ---------   ---------   ---------   ---------
  Net income (loss)                                 $  49,101    $  24,278   $  20,213   $  22,312   $   4,001
  Plus interest expense, net                           26,176       37,566      21,750      15,430       4,613
  Plus taxes                                           31,393       15,522       7,828          --          --
  Plus depreciation and amortization                   28,475       33,902      25,448      21,650      10,592
  Less non-recurring items                             (2,307)          --          --          --          --
  Plus non-recurring charges                               --           --       5,069          --          --
Earnings before interest, taxes, depreciation and
amortization (excluding non-recurring items
  and charges):                                     $ 132,838    $ 111,268   $  80,308   $  59,392   $  19,206
                                                    =========    =========   =========   =========   =========



(5) Based on occupancy for owned facilities, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above at the beginning of the year. The occupancy rate excludes resident capacity affected by temporary vacancies and resident relocations generally of between three to six months due to renovations. Stabilized occupancy levels for 2001 were negatively impacted by the inclusion of the Karrington portfolio (28 properties), the impact of the sale of mature Sunrise properties under the sale/long-term manage back program (21 properties) and the addition of newly developed properties (eight properties) through our development program. Although the financial performance of stabilized Karrington properties has improved, they generally exhibit lower occupancy levels compared to Sunrise prototype properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to "we", "us" and "our" mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

OVERVIEW

        We are a provider of assisted living services for seniors. At December 31, 2001, we operated or managed 181 facilities in 24 states and the District of Columbia, four in Canada and one in the United Kingdom, with a resident capacity of more than 14,700 residents, including 97 facilities that are wholly owned by us, three facilities in which we have a 50% interest, 62 facilities in which we have minority ownership interests and 24 facilities managed for third parties. We provide assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. We also provide additional specialized care and services to residents who require more frequent and intensive assistance or increased care and care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering this full range of services, we believe we are better able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

    Our business strategy includes:
    - Expanding our position as a provider of high quality assisted living services by developing new prototype facilities in major markets in the United States;
    - Growing the number of facilities that we operate and have interests in outside the United States;
    - Maintaining and expanding our position as a preferred provider of assisted living management services;
    - Continuing our sale/long-term manage back program as a normal part of our operations; and
    - Selectively acquiring facilities or interests in facilities that complement our current facility portfolio.

        Our critical accounting policies include the development of facilities, both on and off balance sheet, the estimates associated with financing and managing such facilities, and the selling of completed facilities. The following is a discussion of our critical accounting policies:

Development of Facilities

        We undertake to develop a number of wholly owned facilities each year. We also develop facilities in partnership with others. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced over 20 years ago, and are constantly searching for ways to improve our facilities.

        At December 31, we had 13 wholly owned facilities under construction with a resident capacity of over 1,100 residents. With respect to these development properties, we are required to fund the construction of the facility not otherwise financed by construction loans, recognize the facility development costs associated with construction, recognize initial operating losses from the facility during the initial one to two years prior to the facility achieving occupancy stabilization and recognize ongoing depreciation expense associated with owning the real estate. We are committed to this investment in costs and expenses because we have historically been able to create significant value through the successful development and operation of wholly owned prototype facilities. In 2001, start-up losses for 100% owned facilities that have not reached stabilized occupancy were $4 million and depreciation expense for our owned facilities was $22 million.

        We enter into development joint ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a stream of revenue. Additionally, these development joint ventures allow us to reduce the risk of our international expansion, which we conduct through joint ventures, with the assistance of knowledgeable international partners. When development is undertaken in partnership with others, our joint venture partners provide significant cash equity investments. Additionally, third-party construction debt is obtained to provide the majority of funds necessary to complete development. At December 31, 2001, these joint ventures have developed or are developing 38 facilities (seven of which are under construction) with approximately $381 million of third-party debt and approximately $83 million of third-party equity.

        We have provided $18 million of last dollar guarantees on this debt that is generally removed upon stabilization. "Last dollar" guarantee means the third-party debt would have to default, the bank would have to foreclose and sell the facility, after which we would have to provide any required funds to make up any difference between the loan amount and the amount recovered from the sale of the facility. We also have provided $6 million of other debt guarantees, which remain in effect as long as the respective debt is outstanding. We receive a fee in all situations where we have provided a debt guarantee. These fees are recognized over the period covered by the respective debt guarantee. To date, we have not been required to fund any debt guarantees due to the positive performance of the underlying facilities. As of December 31, 2001, we do not believe that we will be required to fund any of these outstanding guarantees. If we were required to fund a debt guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If circumstances were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

        In addition to the foregoing, we have provided debt guarantees on approximately $10 million of operating joint venture debt. Of this amount, approximately $3 million was assumed in our acquisition of Karrington Health, Inc. in 1999. The remaining $7 million of debt guarantees generally are subject to release of a portion of the guarantee as the property reaches certain occupancy levels. As stated previously, to date we have not been required to fund any debt guarantees. If we were required to fund a debt guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If circumstances were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

        In addition to the third-party debt, we may provide financing necessary to complete the construction of the facilities within these joint ventures. These loans are presented on our consolidated balance sheet in the "Notes receivable" line item and were $89 million at December 31, 2001. This financing is provided at negotiated prevailing market interest rates. We monitor the collectibility of these notes based on the current performance of the open facilities, the budgets and projections for future performance and the estimated fair value that has been created by the successful completion and operation of these facilities. To date, we have not recorded any reserves against these notes based on our analysis of the preceding factors and, at December 31, 2001, expect that repayment of these notes will be made. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, we would establish a reserve to write-down the note to its collectible value.

        For all of our development joint ventures, we earn pre-opening fees for site selection, zoning, construction supervision, employee selection, licensing, training and marketing efforts. These fees are included in the "Management and contract services" line item on our consolidated income statement. As we are minority owners in these joint ventures, we only record the fee revenue associated with the third-party ownership percentage of the joint venture. For example, our joint venture partner has a 75% ownership interest in the joint venture, we only record 75% of the fee revenue. We also typically provide development completion guarantees that ensure that the construction of the facility will be completed for the cost approved by all partners in the joint venture. At December 31, 2001, seven properties are under construction and subject to completion guarantees. We have over 20 years experience in the development and construction of our prototype facilities. Our construction contractors have similar experience constructing our prototype and assume much of the completion risk by entering into fixed price contracts. To date, we have not funded any amounts under these development completion guarantees. We do not currently expect to fund any amounts under these development completion guarantees during 2002. If we were required to provide funds under a development completion guarantee, we could provide additional capital contributions to the joint venture to meet our obligation, if provided in the joint venture and guarantee agreement, or we would expense amounts provided under the development completion guarantee.

Management of Facilities

        We manage and operate facilities wholly owned by us, owned by joint ventures in which we have a minority ownership interest and owned completely by third parties. For the facilities that we manage for third parties, we typically are paid a management fee of approximately 5% to 8% of the facility's revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. Management fee revenue is included in the "Management and contract services" line item on our consolidated income statement.

        As a part of some third party management contracts, we may provide an operating deficit guarantee. This means that if a facility has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, we would provide a short-term loan to the facility to cover the cash shortfall. These guarantees are generally included within our joint venture development portfolios and usually are provided for a limited period of time, generally until the property reaches stabilization. Currently, 24 operating properties are subject to a Sunrise operating deficit guarantee and seven additional properties will be subject to a guarantee upon opening. To date, we have not been required to fund any of these operating deficit guarantees, and based on the current performance of the managed facilities for which we have furnished these guarantees, we do not expect to fund any amounts during 2002 under these guarantees. If we were required to fund an operating deficit guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If evidence were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

  Sale/Long-Term Manage Back Program

        In 2000, we announced our intention to continue to sell selected owned facilities as a normal part of our operations and retain long-term management contracts and, in many cases, minority equity interests in the facilities. We believe that this strategy of selling selected facilities as part of our normal operations has and will continue to enable us to reduce our debt, re-deploy our capital into new development projects and realize cash gains on appreciated real estate. Under our sale/long-term manage back program, we sell wholly owned properties that we previously developed. This approach requires that we reflect in our income statement many expenses associated with these facilities prior to their sale, including certain development expenses, start-up losses and depreciation.

        We have performed under our sale/long-term manage back program by selling some facilities 100% to third-parties and retaining a long-term management contract and selling some facilities to joint ventures in which we have a minority ownership interest, generally ranging from 20% to 25%. If we sell 100% of a facility to a third-party owner, we recognize as a gain from the sale the difference between the purchase price and the book value of the facility, less the costs to sell. Generally accepted accounting principles require that we remove the book value of the facility from the "Property and equipment" line item on our consolidated balance sheet and remove from liabilities any debt assumed by the new owner in the transaction.

        If we sell a facility to a joint venture in which we have a minority ownership interest, we will recognize as a gain from the sale the difference between the purchase price and the book value of the facility, less the costs to sell, adjusted to reflect only the gain associated with the third-party ownership in the joint venture. Generally accepted accounting principles require that we not record a gain on the portion of the sale associated with our remaining ownership in the joint venture. Generally accepted accounting principles also require that we record, at historical cost basis, our remaining ownership of the facility sold and debt assumed by the joint venture as an investment. This investment is included in the "Investment in unconsolidated assisted living facilities" line item on the balance sheet. Further, as is the case with the sale of a 100% interest in a facility, generally accepted accounting principles require that we remove the book value of the facility from the "Property and equipment" line on our consolidated balance sheet and remove from liabilities any debt assumed by the new owner in the transaction. We generally do not provide seller financing in these transactions.

        The recognition of the gain from these sales, as calculated above, in our consolidated income statement, which is recorded in the "Income from property sales" line item, is determined by the terms of the purchase and sale agreement. Often, the purchasers in these transactions require that the properties perform at a certain operating level for up to one-year following the sale transaction. The operating contingencies placed in these agreements require us, in accordance with generally accepted accounting principles, to defer a portion of the gains until such operating contingencies have been met. If the operating contingencies are not met for an identified period, we would be required to repay a portion of the cash proceeds related to the specific contingency and would not be able to recognize the portion of the gain associated with that contingency. There have been sale transactions in this sale/long-term manage back program that have not required such operating contingencies. In these instances, we would record the gain in the period in which the sale occurred. The balance of the unrecognized gains on properties sold in prior periods is included in the "Deferred revenue" line of our consolidated balance sheet.

        We have been successful in negotiating incentive management fees into several of our sale/long-term manage back transactions in which we have retained a minority ownership interest. The payment of these incentive management fees often coincides with the cash distributions to our partners in these joint ventures. We have reflected these incentive management fees, amounting to approximately $4 million in 2001, in the "Management and contract services" line item on the consolidated statement of income. Therefore, the "Equity in earnings of unconsolidated facilities" line item of our consolidated statement of income is net of these incentive payments.

        For financial statement purposes, we record a provision for income taxes on all gains we recognize on the sale of facilities at the applicable statutory rate. For federal income tax purposes, many of our sales are treated as tax-free exchanges.

RESULTS OF OPERATIONS

        We derive our consolidated revenues from three primary sources: (1) resident fees for the delivery of assisted living services, (2) management and contract services income for management and contract services of facilities owned by unconsolidated joint ventures and other third parties and (3) income from property sales. Historically, most of our operating revenues have come from resident fees and management and contract services. In 2001, 2000 and 1999, resident fees and management contract services comprised 85%, 91% and 97% of total operating revenues, respectively. The balance of our total operating revenues was derived from income from property sales.

        Residents, their families or other responsible parties typically pay resident fees monthly. In 2001, 2000 and 1999 approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence(TM) and other resident related services. Plus care and Reminiscence(TM) fees are paid by residents who require personal care in excess of services provided under the basic care program.

        Management and contract services income represents fees from long-term contracts for facilities owned by unconsolidated joint ventures and other third party owners. Management services income includes management fees for operating properties, which are generally in the range of 5% to 8% of a managed property's total operating revenue for homes in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services.

        Income from property sales represents the gain recognized from the sale of assisted living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

        We classify our operating expenses into the following categories: (1) facility operating, which includes labor, food, marketing and other direct facility expenses; (2) management and contract services, which includes operating expenses reimbursable to us; (3) facility development and pre-rental, which includes non-capitalized development expenses and pre-rental labor and marketing expenses; (4) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represents rental expenses for facilities and properties not owned by us.

        We have two business segments: Sunrise Management Services and Sunrise Properties.

        SUNRISE MANAGEMENT SERVICES

        Sunrise Management Services provides full-service assisted living management services, both in the United States and internationally, for all facilities that are owned or managed by us. In addition, the Sunrise Management Services division provides management and pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction.

        The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                            Year Ended December 31,
  ---------------------------------------------------------------------------------------------
                                                       2001             2000            1999
  ---------------------------------------------------------------------------------------------
  Operating revenue:
     Management and contract services                $295,459         $227,278       $170,892
  Operating expenses:
     Management and contract services                 243,016          186,095        137,494
     General and administrative                        21,797           18,470         13,216
     Depreciation and amortization                      1,543            1,495            947
  ------------------------------------------------------------------------------------------------
        Total operating expenses                      266,356          206,060        151,657
  ------------------------------------------------------------------------------------------------
  Operating income                                     29,103           21,218         19,235
  Provision for income taxes                          (11,350)          (8,275)       (5,551)
  ------------------------------------------------------------------------------------------------
  Sunrise Management Services net income              $17,753          $12,943       $ 13,684
  ------------------------------------------------------------------------------------------------

Note: Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $193,025, $195,302 and $150,293 for the years ended December 31, 2001, 2000 and 1999, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for facilities managed by Sunrise Management Services for Sunrise Properties in amounts totaling $168,602, $169,966 and $131,055 for the years ended December 31, 2001, 2000 and 1999, respectively, which is also eliminated in the consolidated financial statements.

    YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Operating Revenue. Sunrise Management Services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners and internal management services revenues for services provided to Sunrise Properties. Internal fees reflect estimated market-based fees for the management services provided to Sunrise Properties and are eliminated in the consolidated financial statements. Total revenues for Sunrise Management Services increased 30% to $295 million for the year ended December 31, 2001 from $227 million for the year ended December 31, 2000. This increase was primarily due to the growth in the number of facilities operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of facilities operated or managed increased 13% to 186 facilities at December 31, 2001, up from 164 facilities at December 31, 2000. This growth resulted from the completion and opening of 17 additional facilities and the addition of five managed facilities. Additionally, there was a 51% increase in the number of facilities in unconsolidated joint ventures (62 versus 41), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

        Operating Expenses. Sunrise Management Services operating expenses include all operating expenses of facilities managed for unconsolidated joint ventures and third-party owners and Sunrise Properties. Total operating expenses for the year ended December 31, 2001 increased 29% to $266 million from $206 million for the year ended December 31, 2000. Management and contract services expenses for the year ended December 31, 2001 increased $57 million, or 31%, to $243 million from $186 million for the year ended December 31, 2000. This increase is consistent with the corresponding increase in revenue. General and administrative expenses increased $4 million to $22 million for the year ended December 31, 2001 from $18 million for the year ended December 31, 2000. The general and administrative expenses for Sunrise Management Services continue to increase due to the substantial growth in the number of facilities operated during the last twelve months.

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         Operating Revenue. Total revenues for Sunrise Management Services increased 33% to $227 million for the year ended December 31, 2000 from $171 million for the year ended December 31, 1999. This increase was primarily due to the growth in the number of facilities operated or managed by Sunrise Management Services. The total number of facilities operated or managed increased 17% to 164 at December 31, 2000, up from 140 communities at December 31, 1999. This growth resulted from the completion and opening of 25 additional facilities and the addition of two managed facilities, net of the sale of two former Karrington facilities that we will not continue to manage and the termination of one management contract with a third-party owner. Additionally, there was a 128% increase in the number of facilities in unconsolidated joint ventures (41 versus
18), many of which were accounted for under contract accounting which reflects reimbursable expenses as revenues to us.

        Operating Expenses. Total operating expenses for the year ended December 31, 2000 increased 36% to $206 million from $152 million for the year ended December 31, 1999. Management and contract services expenses for the year ended December 31, 2000 increased $49 million, or 36%, to $186 million from $137 million for the year ended December 31, 1999. This increase was directly related to the increase in the number of facilities operated by Sunrise Management Services. General and administrative expenses increased $5 million to $18 million for the year ended December 31, 2000 from $13 million for the year ended December 31, 1999. The general and administrative expenses for Sunrise Management Services increased due to the substantial growth in the number of facilities operated or managed during 2000 compared to 1999.

        SUNRISE PROPERTIES

        Sunrise Properties is responsible for all our real estate operations, including development, construction, project and permanent financing and property sales. As of December 31, 2001, Sunrise Properties wholly owned 97 facilities compared to 102 facilities wholly owned as of December 31, 2000. In addition, Sunrise Properties has majority ownership interests in three facilities and minority ownership interests in another 62 facilities.

        The following table sets forth the components of Sunrise Properties net income (in thousands):

  ------------------------------------------------------------------------------------------------
                                                           2001           2000          1999
  ------------------------------------------------------------------------------------------------
  Operating revenue:
     Resident fees                                       $260,524       $274,236      $217,397
     Management and contract services                       3,107          6,453        10,206
     Income from property sales                            62,154         32,121         7,017
  -------------------------------------------------- ---------------- ------------- --------------
        Total operating revenue                           325,785        312,810       234,620
  Operating expenses:
     Facility operating                                   168,602        169,966       131,055
     Management and contract services                      24,794         25,138        19,238
     Facility development and pre-rental                    7,949          6,226         7,184
     General and administrative                             3,200          2,772         3,922
     Depreciation and amortization                         25,779         30,102        24,368
     Facility lease                                        10,159         10,833         7,903
  -------------------------------------------------- ---------------- ------------- --------------
        Total operating expenses                          240,483        245,037       193,670
  -------------------------------------------------- ---------------- ------------- --------------

  Non-recurring items                                       2,307              -        (5,069)
  -------------------------------------------------- ---------------- ------------- --------------

  Operating income                                         87,609         67,773        35,881
  Interest expense, net                                   (26,101)       (37,566)      (21,750)
  Equity in losses of unconsolidated
     assisted living facilities                            (1,169)        (2,941)       (1,239)
  Minority interest                                          (769)          (203)         (376)
  Provision for income taxes                              (23,232)       (10,555)       (3,370)
  -------------------------------------------------- ---------------- ------------- --------------
  Sunrise Properties net income before
  extraordinary loss                                        36,338         16,508        9,146
  -------------------------------------------------- ---------------- ------------- --------------
  Extraordinary loss, tax effected                           (77)              -             -
  -------------------------------------------------- ---------------- ------------- --------------
  Sunrise Properties net income                           $36,261        $16,508        $9,146
  -------------------------------------------------- ---------------- ------------- --------------


Note: Management and contract services expense includes an intercompany management fee for facilities owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $24,423, $25,336 and $19,238 for the years ended December 31, 2001, 2000 and 1999, respectively, that is eliminated in the consolidated financial statements.

        Income from property sales has resulted from the following transactions:

        On December 28, 2001, one of our joint venture partners exercised an option to acquire an additional 25% interest in one property. As a result of the transaction, our ownership in the property was reduced to 25% from 50%. We will continue to operate the property under a long-term management agreement. The transaction will result in up to $1 million in gain over the next four quarters, subject to certain contingencies being met, of which $200,000 was recognized in 2001.

        On December 20, 2001, we completed a sale/long-term manage back transaction of a 75% interest in one property. The property was valued at $16 million. The transaction will result in up to $2 million in gain over the next four quarters, subject to certain contingencies being met, of which $500,000 was recognized in 2001. We may receive up to an additional $2 million in incentive payments based on 2002 operating performance.

        On December 18, 2001, we completed the 100% sale of one of our two existing Florida properties for total consideration of $8 million. The buyer will assume management of the property after a 90-day transition period. The transaction resulted in a gain of $1 million that was recognized in the fourth quarter of 2001.

        On October 30, 2001, we completed a sale/long-term manage back transaction for one property with a real estate venture company in which we own a 25% interest for an aggregate sale price of $17 million. The transaction will result in up to $3 million in gain over the next four quarters, subject to certain contingencies being met, of which $1 million was recognized in 2001.

        On February 23, 2001, we closed the sale of nine assisted living properties for approximately $131 million. We will continue to operate the properties under long-term management agreements and we will retain a 25% ownership interest in the limited partnership. The transaction resulted in a $40 million gain, all of which was recognized in 2001.

        On December 28, 2000, we completed the sale of two properties for an aggregate sales price of $28 million. Following the sale, we continue to operate the properties under a long-term operating agreement. The transaction will result in up to $8 million in gain over the four quarters following the sale, subject to certain contingencies being met, of which $5 million and $2 million were recognized during 2001 and 2000, respectively.

        On June 29, 2000, we entered into a definitive agreement for the sale of 11 assisted living properties to a real estate venture company ("venture company") in which we own a 25% interest. Also, on June 29, 2000, the venture company closed on three of the 11 properties, for an aggregate sales price of $44 million. The transaction resulted in a $13 million gain, of which $2 million and $11 million was recognized during 2001 and 2000, respectively. On September 29, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction resulted in a $26 million gain, of which $13 million and $13 million was recognized during 2001 and 2000, respectively. We continue to provide day-to-day management of the properties under long-term operating agreements.

        In June 1999, we completed the sale of two assisted living facilities for an aggregate sales price of $28 million. The transaction resulted in the realization of $11 million in gain, subject to certain contingencies being met, of which $6 million and $5 million was recognized during 2000 and 1999, respectively. Previously, in September 1998, we completed the sale of two assisted living facilities for an aggregate sales price of $29 million that will result in the realization of up to a $6 million gain. We recognized a gain of $2 million and $2 million on the sale in 1999 and 1998, respectively. The remaining gain is deferred, the recognition of which is contingent upon future events. We continue to operate these facilities under long-term operating agreements.

        Pending sale/long-term manage back transactions are as follows:

        On December 28, 2001, we entered into a definitive agreement to sell 12 assisted living properties to a real estate investment entity advised by Macquarie Capital Partners for an aggregate sales price of $198 million. We will continue to operate the properties under long-term management agreements and will retain a 20% ownership interest in the joint venture. Also on December 28, 2001, we entered into a definitive agreement to sell two additional assisted living properties. We will continue to operate the properties under long-term management agreements. The closing of these transactions is subject to customary closing conditions, assumption of original financing and receipt of required regulatory approvals. On March 22, 2002, we closed the sale of twelve of these properties and we expect to close the sale of the remaining two properties during the second quarter of 2002.

        YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED
        DECEMBER 31, 2000

        Operating Revenue. Sunrise Properties revenues include resident fees from our owned properties, management and contract service revenues from pre-opening services contracts with third parties, and income from the sales of properties. Sunrise Properties revenues increased 4% to $326 million for the year ended December 31, 2001 from $313 million for the year ended December 31, 2000. Resident fees, including community fees, for the year ended December 31, 2001 decreased $13 million, or 5%, to $261 million from $274 million for the year ended December 31, 2000. This decrease was due primarily to the sale of 13 properties in the second half of 2000 resulting in a $34 million decrease and the sale of nine properties at the beginning of 2001 resulting in a $33 million decrease in resident fee revenue in 2001. These decreases were partially offset by a $6 million increase due to the inclusion of the Karrington properties previously held for sale for a full year in 2001 and a $46 million increase primarily due to an increase in the average daily rate for properties that were owned and operated by us during both periods.

        Average resident occupancy for our 83 stabilized facilities during 2001 was 91% compared to 94% for our 68 stabilized facilities during 2000. Stabilized occupancy levels for 2001 were negatively impacted by the inclusion of the Karrington portfolio (28 properties), the impact of the sale of mature properties under our sale/long-term manage back program (21 properties) and the addition of newly developed properties (eight properties) through our development program. Although the financial performance of stabilized Karrington properties has improved, they generally exhibit lower occupancy levels compared to our prototype properties. Comparing the 46 stabilized facilities owned and operated by us for both 2001 and 2000 (which excludes the Karrington facilities that are now stabilized), average resident occupancy decreased from 94% to 92%. We define stabilized facilities as those that we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities during 2001 was $104 compared to $106 during 2000. The 2001 results reflect the inclusion of 28 Karrington properties that are not included in the 2000 results. The Karrington portfolio generally has lower average daily rates than our prototype properties. For the 46 stabilized facilities owned and operated by us for both 2001 and 2000, average daily rate increased from $98 to $102. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Management and contract services revenue decreased $3 million to $3 million for the year ended December 31, 2001 from $6 million for the year ended December 31, 2000. This decrease is due to a reduction in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 16 pre-opening services contracts in place during 2001 compared to 25 contracts for 2000.

        Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 2001 decreased 2% to $240 million from $245 million for the year ended December 31, 2000. Facility operating expenses for the year ended December 31, 2001 decreased 0.6% to $169 million from $170 million for the year ended December 31, 2000. This decrease was due primarily to the sale of the 13 properties in the second half of 2000 and the sale of nine properties at the beginning of 2001 resulting in a total decrease of $34 million. This decrease was partially offset by a $5 million increase due to the inclusion of the Karrington properties previously held for sale for a full year in 2001 and a $28 million increase due to an increase in labor and other expenses at facilities that were operational for a full year in both periods.

        Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned facilities. Management and contract services expense stayed constant at $25 million for the years ended December 31, 2001 and December 31, 2000. These amounts are eliminated in the consolidated financial statements. At December 31, 2001, Sunrise Properties consolidated 100 facilities compared to 106 facilities at December 31, 2000.

        Depreciation and amortization for the year ended December 31, 2001 decreased $4 million, or 13%, to $26 million from $30 million for the year ended December 31, 2000. This decrease was primarily due to the timing of property sales and opening of new properties.

        Net Interest Expense. Net interest expense decreased for the year ended December 31, 2001 to $26 million from $38 million for the year ended December 31, 2000. Of this $12 million decrease, $2 million was due to repayments and a decrease in the variable interest rate under Sunrise's $300 million credit facility. The remaining decrease is due to an overall decrease in average borrowings during 2001 compared to 2000, which was due to funds provided by property sales, and a decrease to 6.13 % in the weighted-average interest rate on our fixed and variable rate debt for 2001 compared to 7.61% for 2000, reflecting the lower interest rate environment in 2001.

        Non-recurring items. During 2001, Karrington Health Inc., one of our wholly owned subsidiaries, received a cash payment in the amount of $10 million to settle a lawsuit filed by

Karrington prior to its acquisition by us. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington. Expenses incurred to settle the lawsuit have been netted against the settlement.

        Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, we determined, in the third quarter, that the costs to develop five specific sites outweighed the costs of acquiring facilities and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $7 million to their estimated net realizable value.

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED
        DECEMBER 31, 1999

        Operating Revenue. Sunrise Properties revenues increased 33% to $313 million for the year ended December 31, 2000 from $235 million for the year ended December 31, 1999. Resident fees, including community fees, for the year ended December 31, 2000 increased $57 million, or 26%, to $274 million from $217 million for the year ended December 31, 1999. This increase was due primarily to the inclusion for the year ended December 31, 2000 of approximately $12 million of resident fees generated from the operations of the 12 consolidated assisted living facilities open during the year ended December 31, 2000 that were not open during the year ended December 31, 1999. In addition, resident fees of $7 million were included in the year ended December 31, 2000 from properties previously held for sale. The remaining increase in resident fees was due primarily to a full year of operations for the Karrington facilities acquired in May 1999 and an increase in the average daily resident rate for facilities that were owned and operated by us during both periods.

        Average resident occupancy for our 68 stabilized facilities during 2000 was 94.2% compared to 95.6% for the 49 stabilized facilities during 1999. We define stabilized facilities as those that we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

        Average daily rate for stabilized facilities during 2000 was $106 compared to $97 during 1999. For the 47 stabilized facilities owned and operated by us for both 2000 and 1999, average daily rate increased from $97 to $102. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

        Management and contract services revenue decreased $4 million to $6 million for the year ended December 31, 2000 from $10 million for the year ended December 31, 1999. This decrease is due to a reduction in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 25 pre-opening services contracts in place during 2000 compared to 28 contracts for 1999.

        Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 2000 increased 26% to $245 million from $194 million for the year ended December 31, 1999. Facility operating expenses for the year ended December 31, 2000 increased 30% to $170 million from $131 million for the year ended December 31, 1999. Of the $39 million increase, approximately $8 million was attributable to expenses from operations of the 12 consolidated additional assisted living facilities open during 2000 that were not open during 1999. In addition, facility-operating expenses of $5 million were included in 2000 from properties previously held for sale. The remaining balance of the increase was primarily due to a full year of operations for the Karrington facilities acquired in May 1999 and an increase in labor and other expenses at facilities that were operational for a full year in both periods.

        We recorded non-recurring charges of $5 million during 1999, of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement.

        Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned facilities, and is eliminated in the consolidated financial statements. Management and contract services expense for the year ended December 31, 2000 increased $6 million to $25 million from $19 million for the year ended December 31, 1999. This increase is primarily attributable to the growth in the number of properties managed during 2000 compared to 1999.

        Depreciation and amortization for the year ended December 31, 2000 increased $6 million, or 25%, to $30 million from $24 million for the year ended December 31, 1999. This increase is primarily due to the increase in the number of facilities open during 2000 that were not open during 1999.

        Net Interest Expense. Net interest expense increased for the year ended December 31, 2000 to $38 million from $22 million for the year ended December 31, 1999. Of this $16 million increase, $5 million was due to additional borrowings and an increase in the variable interest rate under Sunrise's $400 million credit facility. The remaining increase is due to an overall increase in average borrowings during 2000 compared to 1999 and an increase to 7.61% in the weighted-average interest rate on our fixed and variable rate debt for 2000 compared to 7.17% for 1999.

        CORPORATE EXPENSES

        Operating Expenses. Parent company operating expenses were $9 million, $8 million and $4 million for the years ended December 31, 2001, 2000 and 1999, respectively. These increases were primarily attributable to the addition of personnel and other infrastructure in anticipation of the continuing growth of the company.

        Provision for Income Taxes. The provision for income taxes for us was $31 million, $16 million and $8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase was due primarily to an increase in pre-tax income and the use of an effective tax rate of 39% for 2001 compared to 39% for 2000 and 28% for 1999. Utilization of operations-related deferred tax benefits reduced our federal and state income tax rate in 1999.

        Realization of the deferred tax asset of $22 million at December 31, 2001 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, we had approximately $50 million in unrestricted cash and cash equivalents, including $8 million in high quality short-term investments, $183 million available under credit facilities and $39 million in working capital.

        Working capital increased $73 million from $(34) million at December 31, 2000 primarily due to the refinancing of our convertible subordinated notes due 2002, as discussed below.

        Net cash provided by operating activities for 2001 and 2000 was approximately $71 million and $52 million, respectively. Net cash provided by operating activities for 2001 reflects the corresponding increase in the number of facilities operated by us at December 31, 2001 versus December 31, 2000, as well as a $30 million increase in income from property sales.

        During 2001 and 2000, we used $22 million and $23 million, respectively, for investing activities. Investing activities included investment in property and equipment in the amounts of $68 million and $46 million, respectively, related to the construction of assisted living facilities, net of sales of facilities. In 2001, we also invested $124 million to facilitate the development of assisted living facilities with third parties, compared to $153 million in 2000. These investing activities were offset by proceeds from the sale of 12 assisted living facilities in 2001 amounting to $52 million plus $130 million of collections of notes receivable.

        Net cash used in financing activities was $42 million and $39 million for 2001 and 2000, respectively. Financing activities in 2001 and 2000 included additional borrowings of $401 million and $187 million, respectively, offset by debt repayments of $444 million and $216 million, respectively. The increased levels of repayments are partially a result of our strategy to sell certain assisted living facilities. The additional borrowings under our credit facility during 2001 and 2000 were used to fund our continued development of assisted living facilities.

        To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of December 31, 2001, we had $631 million of outstanding debt at a weighted average interest rate of 6.13%. Of the amount of outstanding debt, we had $448 million of fixed-rate debt at a weighted average interest rate of 6.86% and $183 million of variable rate debt at a weighted average interest rate of 4.36%. See Note 7 Long-Term Debt and Note 14 Commitments for a discussion of our outstanding debt and obligations and the maturity schedule of that outstanding debt and obligations.

        On January 11, 2002, we entered into a $92 million secured term facility with Fleet National Bank, Credit Suisse First Boston Corporation and First Union National Bank in order to provide us with a committed source of funds to enable us to redeem our outstanding 5 1/2% convertible subordinated notes due June 15, 2002. In February 2002, we used $92 million drawn under our new term loan and approximately $18 million of our cash to redeem all of the outstanding 5 1/2% convertible notes due 2002 at a redemption price of 101.1% of the principal amount, plus accrued and unpaid interest. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. The $92 million drawn under the term loan was repaid within the same day from the proceeds of a convertible notes offering that closed in January 2002, as described below. We will record expense of approximately $4 million during the first quarter of 2002 for fees associated with the term loan and the premium paid for the early redemption of the convertible notes.

        In January 2002, we issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 2009. The convertible notes bear interest at 5 1/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. These notes are convertible into shares of our common stock at the conversion price of $35.84, which is equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes. The notes, which are subordinated to our existing and future senior indebtedness, are redeemable at our option commencing February 5, 2006. In addition, the holders of the convertible notes may require us to repurchase the notes upon a change of control as defined in the convertible notes.

        As of December 31, 2001, we had $27 million of debt that is due within the next twelve months. The majority of this debt is mortgage financing secured by wholly owned facilities that will be refinanced or extended during 2002.

        In June 2001, we refinanced our syndicated revolving credit facility, which was secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the borrowing subsidiaries, and reduced the commitment amount to up to $300 million. The maturity date was extended from July 2002 to June 2004 and the interest rate increased from LIBOR plus 1.75% to LIBOR plus 2.00%, which, as of December 31, 2001, amounted to 3.83%. We are required to pay commitment fees of 0.25% on the unused portion of the credit facility. As of December 31, 2001, we had $155 million available for borrowing under this credit facility. We continue to expect to use this credit facility for general corporate purposes, including the continued construction and development of assisted living facilities.

        We have entered into swap transactions whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. We have recorded net interest expense of $1 million in 2001 for swap transactions. The fair value of the swaps was negative $3 million as of December 31, 2001. Based on the fair value of the swaps at December 31, 2001, we would incur approximately $2 million of interest expense related to the swaps in 2002. The fair value of the swaps are adjusted quarterly.

        Our debt instruments contain various financial covenants and other restrictions, including provisions which:

- require us to meet specified financial tests. For example, our $300 million construction line of credit requires us to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis depending on the covenant;
- require consent for changes in management or control of us. For example, our $300 million construction credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer;

     - restrict the ability of our subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

     - require that we maintain minimum occupancy levels at our facilities. For example, our $300 million construction credit facility requires that 85% occupancy be achieved after 15 months for newly opened facilities with 77 units or less and 18 months for 78 units or more and, following this 15 month and 18 month period, be maintained at or above that level.

         If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At December 31, 2001, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

         As indicated above, as part of our normal operations, we sell selected assisted living facilities and, in connection with these sales, we generally enter into long-term management contracts to manage these facilities and, in certain cases, retain minority interest in the properties. This strategy of selling selected assisted living facilities has enabled us to reduce our debt, re-deploy our capital into new development projects and realize gains on depreciated real estate. The sale of our facilities is subject to various market conditions, including current capitalization rates, interest rates and the general economic environment. As such, we cannot assure that we can continue to sell facilities or realize gains at or near amounts that have been recognized in the past. If we are unable to continue to implement our strategy of selling selected assisted living facilities, our revenues and results of operations and our ability to finance the construction of new facilities could be materially adversely affected.

         We currently estimate that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate facilities as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund facilities short term liquidity needs, including facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $104 million to complete the facilities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $116 million. We estimate that it will cost approximately $500 million to develop these properties. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate facilities will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

         Our ability to achieve our development plans will depend upon a variety of factors, many of which will be outside our control. These factors include:

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

         These factors also apply to developments undertaken by unconsolidated entities in which we have made investments. We cannot assure you that we will not experience delays in completing facilities under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow, which would adversely impact our revenues and results of operations.

         Our growth plan includes the acquisition of assisted living facilities or interests in such facilities. The success of our acquisitions will be determined by numerous factors, including our ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and our ability to integrate or operate acquired facilities effectively. Any failure to do so may have a material adverse effect on our business, financial condition and results of operations.

         We expect that the number of owned and operated facilities will continue to increase substantially as we pursue our development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on our management resources. Our ability to manage our growth effectively will require us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

         We believe that some assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in our market areas could, therefore, cause us to experience decreased occupancy, depressed margins or lower operating results. We believe that each local market is different and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

JOINT VENTURE ARRANGEMENTS

         For summary financial information for unconsolidated entities in which we have made investments, see Note 6 to our consolidated financial statements. For information regarding commitments and contingencies to our joint ventures, see "Overview" above and Notes 4 and 14 to our consolidated financial statements.

         As discussed in Note 16 to our consolidated financial statements, a director of Sunrise, Craig Callen, is a managing director in the third party that is providing the equity capital for our international joint venture and a former director of Sunrise is a general partner in the third party. We are providing management and pre-opening services to the joint venture on a contract fee basis with rights to acquire the assets in the future.

         We may allow minority equity ownership interests in joint ventures for our officers as a means of incentive. Currently, two of our executive vice presidents, Christian Slavin and Tiffany Tomasso, have minority ownership interests (less than 1% combined on a fully diluted basis) in one of our international joint ventures. Brian Swinton, another of our executive vice presidents, has a 0.05% minority ownership interest computed on a fully diluted basis in our at-home assisted living joint venture.

MARKET RISK

         We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2001.

         We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. We have 31 facilities in which we own less than 10%, 12 facilities in which we own between 10% and 20%, 24 facilities in which we own between 20% and 30% and 5 facilities in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

         We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing. We have used interest rate swaps to manage the interest rates on some of our long-term borrowings. As of December 31, 2001, we had five interest rate swap agreements that effectively convert $125 million of floating-rate debt to fixed-rate debt. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.59%. We do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $182 million at December 31, 2001 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2 million.

         The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2001.

                                                                                                            Estimated
                                                 Maturity Date                                             Fair Market
   (dollars in thousands)          2002        2003        2004       2005        2006    Thereafter          Value
                                   ----        ----        ----       ----        ----    ----------          -----
   ASSETS
   Notes receivable
     Fixed rate                   $1,189     $24,123          --         --      $28,612      $37,578        $91,502
      Average interest rate         7.9%       10.4%          --         --        10.0%        12.4%             --
     Variable rate                  $105      $3,992          --         --           --           --         $4,097
      Average interest rate         4.6%        4.6%          --         --           --           --             --
   Investments
     Bonds                            --          --          --         --           --       $5,750         $5,750
      Average interest rate           --          --          --         --           --        11.0%             --

   LIABILITIES
   Debt
     Fixed rate                   $8,083     $79,844    $129,528     $2,421       $3,995     $116,612       $347,031
      Average interest rate         5.6%        6.4%        7.7%       7.5%         8.2%         7.5%             --
     Variable rate               $18,842     $83,623     $40,346     $7,366      $28,060       $4,200       $182,437
      Average interest rate         4.3%        5.1%        4.0%       3.6%         3.0%         1.5%             --
     Convertible notes                --          --          --         --           --     $107,836       $109,454
      Average interest rate           --          --          --         --           --         5.5%             --


IMPACT OF CHANGES IN ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning January 1, 2002. We recorded approximately $1 million of goodwill amortization during 2001. We are currently assessing the financial impact SFAS No. 142 will have on our consolidated financial statements. However, we do not expect to incur an impairment charge upon adoption.

         In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on us. However, we do not anticipate this statement to have a material impact on our consolidated financial position or results of operations.

         In February 2002, the FASB agreed to rescind SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 4 required companies to report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. We will be required to reclassify prior year's amounts to reflect this new rule upon adoption.

         The FASB continues to have in process a consolidation project to interpret and potentially modify existing consolidation accounting guidance. Recent FASB meetings have discussed changes to the principles of consolidation, including those for special purpose entities and potentially for joint ventures. Sunrise does not currently utilize special purpose entities. Sunrise does have transactions with joint ventures. Any proposed changes to current accounting guidance may impact the Company's accounting for these transactions. The impact of rule changes, if any, is not known at this time.

IMPACT OF INFLATION

         Resident fees from owned assisted living facilities and management services income from facilities operated by us for third parties are the primary sources of revenue. These revenues are affected by daily resident fee rates and facility occupancy rates. The rates charged for the delivery of assisted living services are highly dependent upon local market conditions and the competitive environment in which the facilities operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

         Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days' notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our facilities. We believe, however, that the short-term nature of its resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the sections "Election of Directors - Information as to Nominees and Other Directors," "--Other Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Sunrise's 2002 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained in the sections "Compensation of Directors" and "Executive Compensation and Other Information" in Sunrise's 2002 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the sections "Stock Owned by Management" and "Principal Holders of Voting Securities" in Sunrise's 2002 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the sections "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in Sunrise's 2002 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  List of documents filed as part of Form 10-K.

                                                                                                Page
                                                                                                ----
             (1)  Financial Statements:

                  Report of Independent Auditors.                                                F-1

                  Consolidated Balance Sheets -- December 31, 2001 and 2000.                     F-2

                  Consolidated Statements of Income for the years ended

                           December 31, 2001, 2000 and 1999.                                     F-3

                  Consolidated Statements of Changes in Stockholders' Equity

                           for the years ended December 31, 2001, 2000 and 1999.                 F-4

                  Consolidated Statements of Cash Flows for the years ended

                           December 31, 2001, 2000 and 1999.                                     F-5

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

        (b)   Reports on Form 8-K.

              On November 15, 2001, Sunrise filed a Form 8-K with the Securities and Exchange Commission to provide a copy of Sunrise's slideshow presentation placed on its internet website on November 15, 2001.

                                     -58-

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

                                           SUNRISE ASSISTED LIVING, INC.
                                           -----------------------------------
                                                       Registrant



                                           By: /s/ Paul J. Klaassen
                                              --------------------------------
                                               Paul J. Klaassen
                                               Chairman of the Board and
Chief Executive Officer

                                                        3/27/02
                                              --------------------------------
                                                          Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Paul J. Klaassen                                3/27/02
    --------------------------------          --------------------------------
    Paul J. Klaassen                                      Date
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By:  /s/ Larry E. Hulse                                 3/27/02
    --------------------------------          --------------------------------
    Larry E. Hulse                                        Date
    Chief Financial Officer
    (Principal Financial Officer)

By: /s/ Carl G. Adams                                      3/27/02
    --------------------------------          --------------------------------
    Carl G. Adams                                            Date
    Chief Accounting Officer
    (Principal Accounting Officer)

By: /s/ David W. Faeder                                    3/27/02
   ---------------------------------          --------------------------------
    David W. Faeder                                          Date
    Vice Chairman of the Board
    Director

By: /s/ Ronald V. Aprahamian                               3/27/02
   ---------------------------------          --------------------------------
    Ronald V. Aprahamian                                     Date
    Director

By:
   ---------------------------------          --------------------------------
    Craig R. Callen                                          Date
    Director

By:
   ---------------------------------          --------------------------------
    David G. Bradley                                         Date
    Director

By: /s/ Thomas J. Donohue                                  3/27/02
   ---------------------------------          --------------------------------
    Thomas J. Donohue                                        Date
    Director

By: /s/ Teresa M. Klaassen                                 3/27/02
   ---------------------------------          --------------------------------
    Teresa M. Klaassen                                       Date
    Executive Vice President,
    Secretary and Director

By: /s/ Pete A. Klisares                                   3/27/02
   ---------------------------------          --------------------------------
    Pete A. Klisares                                         Date
    Director

By: /s/ J. Douglas Holladay                                3/27/02
   ---------------------------------          --------------------------------
    J. Douglas Holladay                                      Date
    Director

                              INDEX TO EXHIBITS

                                                                                   Page (by
                                                                                  Sequential
Exhibit                                                                            Numbering
Number                         Identity of Exhibit                                  System)
------                         -------------------                                ----------
2.1          Amended and Restated Operating Agreement of Sunrise First
             Assisted Living Holdings, LLC by and between Sunrise Assisted
             Living Investments, Inc., as the Managing Member and US Assisted
             Living Facilities, Inc., as the Investor Member dated as of
             March 22, 2002

2.2          Amended and Restated Transaction Agreement by and among Sunrise
             Assisted Living Investments, Inc., Sunrise Development, Inc.,
             Sunrise Assisted Living, Inc. and certain Sunrise property owning entities and US Assisted Living Facilities, Inc. dated as of January 30, 2002

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

                                     -64-

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

10.32 Amended and Restated Master Guarantee of Payment Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East
             Assisted Living Limited Partnership (Exhibit 10.31.9 to Sunrise's
             1997 Form 10-K).

10.33 +      Form of Indemnification Agreement (Exhibit 10.24 to Sunrise's
             Form S-1 Registration Statement No. 333-2582).

10.34 +      1995 Stock Option Plan, as amended (Exhibit 10.20 to Sunrise's
             1997 Form 10-K).

10.35 +      1996 Directors' Stock Option Plan, as amended. (Exhibit 10.21 to
             Sunrise's 1997 Form 10-K).

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

10.70 + Employment Agreement, dated as of September 12, 2000, by and between Sunrise Assisted Living, Inc. and Paul J Klaassen
             (Exhibit 10.1 to Sunrise's Form 10-Q for the quarter ended
             September 30, 2001)

10.71 Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank,
             F.S.B. (Exhibit 10.1 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.72        Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted
             Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C. (Exhibit 10.2 to
             Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.73 Financing and Security Agreement (Accomodator Facility Agreement) dated as of June 13, 2001 by and among East Meadow A.L., LLC and White Oak Assisted Living L.L.C. and Additional Borrowers and
             Bank of America, N.A., as administrative agent for itself and for certain additional lenders. (Exhibit 10.3 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.74        Master Guaranty of Payment Agreement (Accomodator Credit
             Facility) dated as of June 13, 2001 by Sunrise Assisted living,
             Inc. for the benefit of Bank of America, N.A., as administrative agent for itself and for certain additional lenders (Exhibit 10.4 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.75 Fourth Amended and Restated Financing and Security Agreement dated as of June 13, 2001 by and between Bank of America, N.A., as agent for certain additional lenders and Sunrise East Assisted
             Living Limited Partnership and other subsidiaries of Sunrise
             (Exhibit 10.5 to Sunrise's Form 10-Q for the quarter ended June
             30, 2001)

10.76        Third Amended and Restated Master Promissory Note dated as of
             June 13, 2001 by Sunrise East Assisted Living Limited Partnership and other Subsidiaries of Sunrise and Bank of America, N.A., as administrative agent for certain additional lenders (Exhibit 10.6 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.77 Fourth Amended and Restated Master Guaranty of Payment Agreement dated as of June 13, 2001 by and between Bank of America, N.A. as administrative agent for certain other lenders and Sunrise
             (Exhibit 10.7 to Sunrise's Form 10-Q for the quarter ended June
             30, 2001)

10.78 Financing and Security Agreement dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A.
             (Exhibit 10.8 to Sunrise's Form 10-Q for the quarter ended June
             30, 2001)

10.79        Guaranty of Payment Agreement dated as of April 30, 2001 by
             Sunrise for the benefit of Bank of America, N.A. (Exhibit 10.9 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.80 Revolving Credit Note dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A. (Exhibit
             10.10 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.81        Second Amended and Restated Promissory Note dated as of May 7,
             2001 by and between Sunrise Assisted Living Limited Partnership and General Electric Capital Corporation (Exhibit 10.11 to

             Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.82 Fourth Loan Modification Agreement dated as of May 7, 2001 by and between Sunrise Assisted Living Limited Partnership and General
             Electric Capital Corporation (Exhibit 10.12 to Sunrise's Form
             10-Q for the quarter ended June 30, 2001)

10.83        Agreement for Purchase and Modification of Loan dated as of May
             7, 2001 by and between General Electric Capital Corporation and
             Sunrise Assisted Living Limited Partnership (Exhibit 10.13 to
             Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.84 +      Executive Deferred Compensation Plan, effective June 1, 2001
             (Exhibit 10.14 to Sunrise's Form 10-Q for the quarter ended June
             30, 2001)

10.85 + 2001 Stock Option Plan (Exhibit 10.15 to Sunrise's Form 10-Q for the quarter ended June 30, 2001)

10.86 +      Sunrise employee stock purchase plan (Exhibit 10.16 to Sunrise's
             Form 10-Q for the quarter ended June 30, 2001)


10.87 + Consulting Agreement effective as of April 1, 2000 by and between Sunrise and David W. Faeder, as amended, effective
             May 31, 2001

10.88 +      Form of Sunrise At-Home Senior Living, Inc. Restricted Stock
             Agreement

10.89 +      Form of Sunrise Assisted Living Holdings, L.P. Class A Limited
             Partner Unit Agreement

21           Subsidiaries of the Registrant

23           Consent of Ernst & Young LLP, Independent Auditors

----------------

+  Represents management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Sunrise Assisted Living, Inc.

   We have audited the accompanying consolidated balance sheets of Sunrise Assisted Living, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Assisted Living, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


McLean, Virginia
February 26, 2002                                         /s/ Ernst & Young LLP

                          SUNRISE ASSISTED LIVING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            December 31,
                                                                   -------------------------
                                                                         2001         2000
                                                                   -------------  ----------

ASSETS
  Current Assets:
    Cash and cash equivalents                                      $   50,275     $   42,874
    Accounts receivable, net                                           23,252         22,482
    Notes receivable - affiliates                                       1,294          9,127
    Deferred income taxes, net                                         21,736         19,448
    Prepaid expenses and other current assets                          20,920         35,874
                                                                   -------------  -----------
        Total current assets                                          117,477        129,805
  Property and equipment, net                                         841,414        812,937
  Notes receivable - affiliates                                        94,305         77,991
  Management contracts and leaseholds, net                             22,999         24,142
  Costs in excess of assets acquired, net                              32,749         33,709
  Investments in unconsolidated assisted living facilities             36,589         27,773
  Investments                                                           5,750          5,750
  Other assets                                                         26,332         17,254
                                                                   -------------  -----------
        Total assets                                               $1,177,615     $1,129,361
                                                                   =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                               $   12,164     $    4,932
    Accrued expenses and other current liabilities                     32,117         19,905
    Deferred revenue                                                    7,468         21,977
    Current maturities of long-term debt                               26,925        117,054
                                                                   -------------  -----------
        Total current liabilities                                      78,674        163,868
  Long-term debt, less current maturities                             603,831        557,649
  Investments in unconsolidated assisted living facilities              2,284          3,353
  Deferred income taxes, net                                           72,016         44,247
  Other long-term liabilities                                           7,658          3,407
                                                                   -------------  -----------
        Total liabilities                                             764,463        772,524
  Minority interests                                                    2,451          2,792
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                       --             --
  Common stock, $0.01 par value, 60,000,000 shares authorized,
    22,166,402 and 21,595,569 shares issued and outstanding
    in 2001 and 2000                                                      222            216
  Additional paid-in capital                                          310,423        298,660
  Retained earnings                                                   104,270         55,169
  Accumulated other comprehensive loss                                 (4,214)            --
                                                                   -------------  -----------
        Total stockholders' equity                                    410,701        354,045
                                                                   -------------  -----------
        Total liabilities and stockholders' equity                 $1,177,615     $1,129,361
                                                                   =============  ===========



                            See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                       Year Ended December 31,
                                                ---------------------------------------
                                                   2001          2000         1999
                                                ------------  -----------  ------------

Operating revenue:
   Resident fees                                  $ 260,524    $ 274,236     $ 217,397
   Management and contract services                 105,541       38,429        30,805
   Income from property sales                        62,154       32,121         7,017
                                                ------------  -----------  ------------
     Total operating revenue                        428,219      344,786       255,219
                                                ------------  -----------  ------------

Operating expenses:
   Facility operating                               168,602      169,966       131,055
   Management and contract services                  74,785       15,931         6,439
   Facility development and pre-rental                7,949        6,226         7,184
   General and administrative                        32,809       27,418        20,715
   Depreciation and amortization                     28,475       33,902        25,448
   Facility lease                                    10,159       10,833         7,903
                                                ------------  -----------  ------------
     Total operating expenses                       322,779      264,276       198,744
                                                ------------  -----------  ------------

Non-recurring items                                   2,307            -        (5,069)
                                                ------------  -----------  ------------

Income from operations                              107,747       80,510        51,406

Other income (expense):
   Interest income                                   12,307       12,412        10,849
   Interest expense                                 (38,483)     (49,978)      (32,599)
                                                ------------  -----------  ------------
     Total other expense                            (26,176)     (37,566)      (21,750)

Equity in losses of unconsolidated
   assisted living facilities                        (1,169)      (2,941)       (1,239)
Minority interests                                     (769)        (203)         (376)
                                                ------------  -----------  ------------

Income before income taxes                           79,633       39,800        28,041
Provision for income taxes                          (31,057)     (15,522)       (7,828)
                                                ------------  -----------  ------------

Net income before extraordinary gain                 48,576       24,278        20,213
                                                ------------  -----------  ------------

Extraordinary gain, net of tax                          525            -             -
                                                ------------  -----------  ------------

Net income                                         $ 49,101     $ 24,278      $ 20,213
                                                   =========    =========     ========




Net income per common share:

     Basic                                           $ 2.25       $ 1.12        $ 0.96
                                                ============  ===========  ============

     Diluted                                         $ 2.08       $ 1.10        $ 0.94
                                                ============  ===========  ============



                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                                               Accumulated
                                              Shares of   Common    Additional                    Other
                                               Common     Stock      Paid-in       Retained   Comprehensive
                                                Stock     Amount     Capital       Earnings        Loss        Total
                                              ---------- --------- ------------  -----------  ------------- -----------
Balance at December 31, 1998                     19,446     $ 194    $ 216,783     $ 10,678                  $ 227,655

Net income                                                                           20,213                     20,213
                                                                                                            -----------
Total comprehensive income                                                                                      20,213
                                                                                                            -----------
Exercise of employee options
   for common stock                                 214         2        3,666                                   3,668
Issuance of common stock to
  acquire Karrington                              2,279        23       75,663                                  75,686
Tax effect from the exercise of non-
   qualified stock options                                               7,902                                   7,902
                                              ---------- --------- ------------  -----------  ------------- -----------
Balance at December 31, 1999                     21,939       219      304,014       30,891              -     335,124

Net income                                                                           24,278                     24,278
                                                                                                            -----------
Total comprehensive income                                                                                      24,278
                                                                                                            -----------
Exercise of employee options
   for common stock                                 242         3        3,233                                   3,236
Repurchase of common stock                         (585)       (6)      (9,641)                                 (9,647)
Tax effect from the exercise of non-
   qualified stock options                                               1,054                                   1,054
                                              ---------- --------- ------------  -----------  ------------- -----------
Balance at December 31, 2000                     21,596       216      298,660       55,169              -     354,045

Net income                                                                           49,101                     49,101
Interest rate swaps, net of tax                                                                     (3,121)     (3,121)
Foreign currency translation, net of tax                                                            (1,093)     (1,093)
                                                                                                            -----------
Total comprehensive income                                                                                      44,887
                                                                                                            -----------
Exercise of employee options
   for common stock                                 570         6        9,110                                   9,116
Tax effect from the exercise of non-
   qualified stock options                                               2,653                                   2,653
                                              ---------- --------- ------------  -----------  ------------- -----------
Balance at December 31, 2001                     22,166     $ 222    $ 310,423    $ 104,270       $ (4,214)  $ 410,701
                                              ========== ========= ============  ===========  ============= ===========



                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Year Ended December 31,
                                                              --------------------------------------
                                                                 2001         2000         1999
                                                              ------------ ------------ ------------
OPERATING ACTIVITIES
Net income                                                       $ 49,101     $ 24,278     $ 20,213
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income from property sales                          (50,266)     (16,900)         (70)
     Equity in losses of unconsolidated
      assisted living facilities                                    1,169        2,941        1,239
     Minority interests                                               769          203          376
     Provision for bad debts                                        1,320        1,250        1,380
     Provision for deferred income taxes                           26,226       11,267        1,930
     Depreciation and amortization                                 28,475       33,902       25,448
     Amortization of financing costs and discount on
        long-term debt                                              3,488        3,754        2,676
     Amortization of discount on investments                            -            -         (566)
     Extraordinary gain, net of tax                                  (525)           -            -
     Non-recurring charges                                              -            -        3,786
     Changes in operating assets and liabilities:
      (Increase) decrease:
        Accounts receivable                                        (4,576)      (9,871)       3,754
        Assets held for sale                                            -            -       (1,054)
        Prepaid expenses and other current assets                  (2,304)       1,008          (71)
        Other assets                                               (2,523)         218        2,623
      Increase (decrease):
        Accounts payable and accrued expenses                      18,991          807      (13,243)
        Deferred revenue                                              354         (929)          94
        Other liabilities                                           1,730         (296)      (5,728)
                                                              ------------ ------------ ------------
   Net cash provided by operating activities                       71,429       51,632       42,787
                                                              ------------ ------------ ------------
INVESTING ACTIVITIES
Proceeds from sales of assets                                      52,008       45,704       26,923
Sale (acquisition) of interests in facilities                         450       (1,098)     (13,614)
Investment in property and equipment                              (67,990)     (46,268)    (178,443)
Increase in investments and notes receivable                     (123,950)    (152,809)     (75,259)
Proceeds from investments and notes receivable                    130,222      142,422        7,574
Increase in restricted cash and cash equivalents                   (6,196)        (830)        (727)
Contributions to investments in unconsolidated
   assisted living facilities                                      (7,006)     (10,534)      (1,519)
                                                              ------------ ------------ ------------
   Net cash used in investing activities                          (22,462)     (23,413)    (235,065)
                                                              ------------ ------------ ------------
FINANCING ACTIVITIES
Net proceeds from exercised options                                 9,116        3,235        3,668
Additional borrowings under long-term debt                        400,735      187,302      313,529
Repayment of long-term debt                                      (444,440)    (215,569)    (122,079)
Net investment of minority interests                                    -       (1,088)       1,000
Financing costs paid                                               (6,977)      (3,118)      (4,497)
Repurchase of stock                                                     -       (9,647)           -
                                                              ------------ ------------ ------------
   Net cash (used in) provided by financing activities            (41,566)     (38,885)     191,621
                                                              ------------ ------------ ------------
Net increase (decrease) in cash and cash equivalents                7,401      (10,666)        (657)
Cash and cash equivalents at beginning of year                     42,874       53,540       54,197
                                                              ------------ ------------ ------------
Cash and cash equivalents at end of year                         $ 50,275     $ 42,874     $ 53,540
                                                              ============ ============ ============

                           See accompanying notes.

                          SUNRISE ASSISTED LIVING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND PRESENTATION

    Sunrise Assisted Living, Inc. ("Sunrise" or the "Company") is a provider of assisted living services for seniors. Assisted living services provide a residence, meals and non-medical assistance to elderly residents for a monthly fee. Sunrise's services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

    Sunrise was incorporated in Delaware on December 14, 1994. The consolidated financial statements include Sunrise's wholly owned subsidiaries that manage, own and develop assisted living facilities. In addition, the consolidated financial statements include three limited liability companies. One of the limited liability companies owns two facilities (Sunrise of Severna Park) in which Sunrise owns a 50% membership interest. The other two limited liability companies own one facility each (Sunrise of Sheepshead Bay and Sunrise of Mill Basin) in which Sunrise owns a 70% membership interest. Sunrise controls the three limited liability companies through its status as the manager of the facilities and as sole managing member of the limited liability companies with unilateral ability under the operating agreements to conduct the ordinary course of business of the companies. The consolidated statements of income also includes one limited partnership which owns a facility (Sunrise of Gardner Park) in which Sunrise had a 50% partnership interest and controlled through December 28, 2001 at which date, Sunrise sold one-half of its partnership interest (see
Note 12). Therefore, this entity is not consolidated in the balance sheet at December 31, 2001. It is Sunrise's policy to consolidate non-wholly owned interests when, through its managing partnership or operating agreements, status as manager of the facility and sole general partner or managing member, Sunrise holds the unilateral ability to conduct the ordinary course of business of the facility.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Sunrise considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Details of the allowance for doubtful accounts receivable are as follows (in thousands):

                                                DECEMBER 31,
                                       --------------------------------
                                         2001       2000       1999
                                       --------------------------------
                Beginning balance        $3,655    $3,716     $2,080
                Acquired allowance            -         -        786
                Provision for bad
                debts                     1,320     1,250      1,380
                Accounts written off       (787)   (1,311)      (530)
                                       --------------------------------
                Ending balance           $4,188    $3,655     $3,716
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

    Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of facilities, including certain direct and indirect costs of Sunrise's development subsidiary. If a project is abandoned, any costs previously capitalized are expensed.

INTANGIBLE ASSETS

    Intangible assets relate primarily to the acquisition of Karrington Health, Inc. and are comprised of management contracts, leaseholds and costs in excess of assets acquired. Costs in excess of assets acquired represent costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Such costs are being amortized over 38 years using the straight-line method. The accounting for costs in excess of assets acquired will change effective January 1, 2002. See "Impact of Recently Issued Accounting Standards" in Note 2. Management contracts and leaseholds are also amortized using the straight-line method over periods ranging from 11 to 40 years.

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

DEFERRED FINANCING COSTS

    Costs incurred in connection with obtaining permanent financing for Company-owned facilities are deferred and amortized over the term of the financing on a straight-line basis, which approximates the effective interest method.

INVESTMENTS IN UNCONSOLIDATED ASSISTED LIVING FACILITIES

    Sunrise owns non-controlling interests in 72 assisted living facilities, 10 of which are currently under development. Sunrise's interests, through limited liability companies and partnerships, generally range from 7% to 50%. Sunrise has 31 facilities in which it owns less than 10%, 12 facilities in which it owns between 10% and 20%, 24 facilities in which it owns between 20% and 30% and five facilities in which it owns more than 30%. Sunrise does not control these entities, as major business decisions require approval by the other partners or members. Accordingly, these investments are accounted for under the equity method. As such, the investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and cash contributions and distributions. Sunrise eliminates profits on sales of services to ventures to the extent of our ownership interest. Differences between the carrying value of investments and the underlying equity in net assets of the investee are amortized on a straight line basis over the estimated useful life of the underlying facilities. Sunrise's interests in accumulated losses of unconsolidated assisted living facilities are recorded below Sunrise's cost basis to the extent of other notes

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and advances to those unconsolidated assisted living facilities. For information on commitments or contingencies of partnerships or limited liability companies in which Sunrise is a general partner or managing member, see Note 14.

    As of December 31, 2001, the underlying equity in net assets of the investees exceeded the carrying value of investments in the net assets of unconsolidated assisted living facilities by $15 million.

DERIVATIVES AND HEDGING ACTIVITIES

    Sunrise recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, Sunrise must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

    In 2001, Sunrise entered into five interest rate swap agreements that qualify as cash flow hedges to effectively convert a portion of floating-rate debt to fixed-rate basis for the next two to three years, thus reducing the impact of interest-rate changes on future interest expense. $125 million of Sunrise's revolving credit facility was designated as the hedged item to the interest rate swap agreements.

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

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


STOCK-BASED COMPENSATION

    Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants.

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

    In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Sunrise recorded approximately $1 million of goodwill amortization during 2001. We are currently assessing the financial impact SFAS No. 142 will have on our consolidated financial statements. However, we do not expect to incur an impairment charge upon adoption.

    In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company. However, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

    In February 2002, the FASB agreed to rescind SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 4 required companies to report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. Sunrise will be required to reclassify prior year's amounts to reflect this new rule upon adoption.

    The FASB continues to have in process a consolidation project to interpret and potentially modify existing consolidation accounting guidance. Recent FASB meetings have discussed changes to the principles of consolidation, including those for special purpose entities and potentially for joint ventures. Sunrise does not currently utilize special purpose entities. Sunrise does have transactions with joint ventures. Any proposed changes to current accounting guidance may impact the Company's accounting for these transactions. The impact of rule changes, if any, is not known at this time.

RECLASSIFICATIONS

    Certain 2000 and 1999 balances have been reclassified to conform to the 2001 presentation.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                        DECEMBER 31,
                                                  ----------------------
                              ASSET LIVES           2001        2000
                                                  ----------------------

         Land and land improvements   10-15 yrs.   $122,267   $122,794


         Building and building
            Improvements               40 yrs.      559,094    576,820
         Furniture and equipment      3-10 yrs.      81,766     82,982
                                                  ----------------------
                                                    763,127    782,596
         Less accumulated
            depreciation
            and amortization                        (83,133)   (72,335)
                                                  ----------------------
                                                    679,994    710,261
         Construction in progress                   161,420    102,676
                                                  ----------------------
                                                   $841,414   $812,937
                                                  ======================

    Depreciation expense was $22 million, $25 million and $19 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.  NOTES RECEIVABLE - AFFILIATES

    Notes receivable plus accrued interest consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001     2000
                                                              -------------------
         LLC Note I, interest accrues at LIBOR plus 5.0%       $  -     $22,599
         LLC Note II, interest accrues at 10.0%                  9,269    8,534
         LLC Note III, interest accrues at 10.0%                19,686   18,242
         LLC Note IV, interest accrues at 10.0%                 19,343   17,685
         LLC Note V, interest accrues at 15.0%                  19,711    9,388
         Note I with United Kingdom joint venture,
           variable interest                                     4,437    5,125
         Note II with United Kingdom joint venture,
           interest accrues at 15.0%                                -       696
         Note III with international joint venture,
           interest accrues at 12.5%                            16,357       -
         ADG Note, interest accrues at 10.0%                       543      544
         AMB Note, interest accrued at 8.0%                        530        -
         Property Note, interest accrues at 7.75%                   -     3,016

         Promissory Note, interest accrues at 11.5%
           through March 2001 and 13.5% thereafter                  -       999
         Credit facility, interest accrues at LIBOR
           plus 3.5%
         (5.29% as of December 31, 2001)                           898        -
         Promissory Note, interest accrues at 10.0%                438        -
         Promissory Note, interest accrues at LIBOR
           plus 2.75% (4.58% at December 31, 2001)               4,060        -
         Other notes receivable                                    327      290
                                                              -------------------
                                                                95,599   87,118
             Current maturities                                 (1,294)  (9,127)
                                                              -------------------
                                                               $94,305  $77,991
                                                              ===================


                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    In October 1997, Sunrise jointly formed a limited liability company ("LLC I") with an unrelated third party in which Sunrise owned a 9% minority interest. The purpose of LLC I was to develop, construct and own assisted living facilities. Sunrise loaned LLC I $15 million (the "LLC Note I") to partially finance the initial development and construction of six properties. The LLC Note I was secured by the properties and subordinated to other lenders of LLC I. In September 1998, Sunrise and LLC I amended the LLC Note I to increase the loan by $6 million to a total of $21 million in order to partially finance the initial development and construction of two additional properties. All eight properties are completed and open at December 31, 2001. Principal and interest were due October 2003. The LLC Note I, including accrued interest, was repaid in June 2001 when the joint venture partner's interest was acquired by a third party. In connection with this transaction, Sunrise increased its ownership in the venture to 20%.

    In January 1999, Sunrise jointly formed a limited liability company ("LLC II") in which Sunrise owns a 9% minority interest. The purpose of LLC II is to develop, construct and own assisted living facilities. Sunrise loaned LLC II $7 million (the "LLC Note II") to partially finance the initial development and construction of four properties. All four properties are completed and open at December 31, 2001. The LLC Note II is secured by the properties and is subordinated to other lenders of LLC II. The principal amount of the loan and accrued interest are due on the earlier of March 30, 2006 or termination of the management agreement between the parties. See Note 16 Related-Party Transactions, Joint Ventures.

    In March 1999, Sunrise jointly formed a limited liability company ("LLC III") in which Sunrise owns a 9% minority interest. The purpose of LLC III is to develop, construct and own assisted living facilities. Sunrise loaned LLC III $16 million (the "LLC Note III") to partially finance the initial development and construction of five properties. All five properties are completed and open at December 31, 2001. The LLC Note III is secured by the properties and is subordinated to other lenders of LLC III. The principal amount of the loan and accrued interest are due on July 1, 2002. Sunrise has committed to extend the maturity date of this note beyond 2002 for any amounts outstanding at July 1, 2002. See Note 16 Related-Party Transactions, Joint Ventures.

    In March 1999, Sunrise jointly formed a limited liability company ("LLC IV") in which Sunrise owns a 9% minority interest. The purpose of LLC IV is to develop, construct and own assisted living facilities. Sunrise loaned LLC IV $6 million (the "LLC Note IV") to partially finance the initial development and construction of six properties. All six properties are completed and open at December 31, 2001. In December 1999, Sunrise and LLC IV amended the LLC Note IV to increase the loan by $10 million. The LLC Note IV is secured by the properties and is subordinated to other lenders of LLC IV. The principal amount of the loan and accrued interest are due on the earlier of December 31, 2006 or termination of the management agreement between the parties. See Note 16 Related-Party Transactions, Joint Ventures.

    In December 2000, Sunrise jointly formed a limited liability company ("LLC V") with an unrelated third party in which Sunrise owns a 9% minority interest. The purpose of LLC V is to develop, construct and own assisted living facilities. Sunrise has loaned LLC V $17 million (the "LLC Note V") to partially finance the initial development and construction of five properties. Three of these properties are completed and open at December 31, 2001. The LLC Note V is secured by the properties and is subordinated to other lenders of LLC V. The principal amount of the loan and accrued interest are due on December 16, 2007. See Note 16 Related-Party Transactions, Joint Ventures.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    In 1998, Sunrise jointly formed a limited liability company ("International LLC") with an unrelated third party in which Sunrise owns a 7% minority interest. The purpose of International LLC is to develop, construct and own ten assisted living facilities in the United Kingdom and Canada. Five of these properties are completed and open at December 31, 2001. Sunrise agreed to make available up to approximately $4 million ("Note I") to International LLC under a revolving credit arrangement to partially finance the development a facility in the United Kingdom. Interest on the first $3 million of advances made under Note I accrues at 12.0%. Interest on an additional $1 million of advances accrues at a variable rate (6.17% at December 31, 2001). In 2001, Sunrise received total payments of $1 million. The outstanding principal and unpaid accrued interest was due in November 2001. However, Note I is subordinated to a $17 million mortgage loan on the United Kingdom facility and Sunrise has agreed to defer payment until the mortgage loan is paid in full. See Note 16 Related-Party Transactions, Joint Ventures.

    In 2000, Sunrise agreed to make available up to approximately $1 million ("Note II") to International LLC under a promissory note to partially finance the development of a facility in the United Kingdom. Interest on amounts outstanding under Note II accrues at 15.0%. A portion of the outstanding principal and unpaid accrued interest was converted to an investment in the joint venture and the remainder was repaid in full in January 2001. See Note 16 Related-Party Transactions, Joint Ventures.

    In 2001, Sunrise agreed to make funds available ("Note III") to International LLC to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note III accrues at 12.5%. The Note III to Sunrise is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture. See Note 16 Related-Party Transactions, Joint Ventures.

    In January 1999, a facility, in which Sunrise has a controlling interest, accepted a $500,000 promissory note ("ADG Note") from its minority owner. The ADG Note accrues interest at 10% per annum and is due annually beginning February 22, 2000. The principal balance plus accrued and unpaid interest are due on February 22, 2009.

    In 2001, a facility, in which Sunrise has a controlling interest, accepted a $500,000 promissory note ("AMB Note") from its minority owner. The AMB Note accrues interest at 8% per annum and is due annually beginning March 2002. The principal balance plus accrued and unpaid interest are due in March 2010.

    In June 1999, Sunrise loaned $200,000 ("Property Note") to owners of certain property on which Sunrise plans to develop an assisted living community. Immediately following issuance of the Property Note, Sunrise entered into a purchase agreement with the owners to acquire this property. In January 2000, an additional $3 million was advanced to the owners of the property. The principal and unpaid accrued interest was due in 2001. The Property Note, including accrued interest, was paid in full in June 2001.

    In September 2000, Sunrise agreed to make available up to $1 million ("Promissory Note") to the purchaser of two former Karrington operating properties located in Ohio. The Promissory Note is secured by a second mortgage and is subordinated to the purchaser's first mortgage. The Promissory Note accrues interest at 11.5% through March 2001 and 13.5% thereafter. The outstanding principal and unpaid accrued interest is due in September 2002. The Promissory Note was repaid in January 2001.

    In 2001, Sunrise agreed to make available up to approximately $3 million ("Credit Facility") to the owner of a facility that Sunrise manages under a management contract. Interest accrues at LIBOR plus 3.5% per annum. Principal and accrued and unpaid interest is due at the earlier date of the third party's full repayment of its mortgage or September 2003.

    In December 2001, Sunrise accepted a promissory note in the amount of $400,000 ("Promissory Note") from a joint venture partner to finance a portion of the acquisition of one-half of Sunrise's ownership interest in a facility. Interest accrues at 10.0% per annum. Principal and interest are due monthly until the promissory note is paid in full in January 2007.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    In May 2001, Sunrise accepted a promissory note in the amount of $4 million ("Promissory Note") from Sunrise Assisted Living Foundation, Inc. ("SALF"), a not-for-profit organization that operates two schools. The Promissory Note pertains to a school operated on an undivided parcel on which Sunrise operates an assisted living facility and is secured by an interest in the whole parcel. Interest accrues at LIBOR plus 2.75% per annum. Principal and interest payments are made monthly based on a twenty-five year amortization schedule at the rate of 6.689%. The unpaid principal balance plus accrued and unpaid interest are due in January 2003. See Note 16, Related Party Transactions, Sunrise Assisted Living Foundation.

    Sunrise recorded interest income on these notes from related parties of $9 million, $7 million and $4 million during 2001, 2000 and 1999, respectively.

5.  INTANGIBLES AND OTHER ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                         DECEMBER 31,
                                                       ----------------- ESTIMATED
                                                         2001     2000    USEFUL
                                                                            LIFE
                                                       -----------------------------
       Management contracts, less accumulated
         amortization of $1,169 and $709              $  6,219  $ 6,679   11-20 years

       Leaseholds, less accumulated amortization of
         $1,801 and $1,118                              16,780   17,463   18-40 years
                                                       ------------------
                                                        22,999   24,142
                                                       ==================

       Costs in excess of assets acquired, less
         accumulated amortization of $2,179 and
         $1,244                                       $ 32,749  $33,709      38 years
                                                       ===================


   Other assets consist of the following (in thousands):

                                                         DECEMBER 31,
                                                      ------------------
                                                          2001     2000
                                                      ------------------
       Restricted cash                                 $11,877   $5,211
       Deferred financing costs less amortization of
         $12,062 and $8,876                             10,414    7,539
       Pre-rental costs less amortization of $16,833
         and $16,437                                     3,258    3,783
       Other                                               783      721
                                                      ------------------
                                                       $26,332  $17,254
                                                      ==================

    Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to Sunrise's debt agreements and resident deposits.

6.  TRANSACTIONS WITH UNCONSOLIDATED ENTITIES

    Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $7 million and $21 million as of December 31, 2001 and 2000, respectively. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $2 million and $3 million as of December 31, 2001 and 2000, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to development activities. Also, see Note 4 for a discussion of notes receivable from affiliates.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows:

                                             2001             2000             1999
                                                         (in thousands)
Assets, principally property and
equipment                                 $858,079        $ 574,658         $280,064
Liabilities, principally long-term
debt                                       640,551          494,081          264,993
Equity                                     217,528           80,577           15,071
Revenues                                   169,453           72,922           23,174
Net loss                                  (11,289)          (19,941)         (10,021)

    Total revenues from related unconsolidated entities was $85 million, $24 million and $19 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                           DECEMBER 31,
                                                       ---------------------
                                                          2001      2000

                                                       ---------------------
      5 1/2% convertible subordinated notes due 2002    $107,836   $150,000
      Syndicated revolving credit facility               155,060    177,456
      Multi-property blanket first mortgage               79,418     85,109
      Multi-property first mortgage                           --     85,868
      Revolving credit facility                           27,860         --
      Other mortgages and notes payable                  260,582    176,445
      Discount on the multi-property blanket first
        mortgage less amortization of $3,200 and
        $3,025                                                --       (175)
                                                       ---------------------
                                                         630,756    674,703
           Current maturities                            (26,925)  (117,054)
                                                       ---------------------
                                                        $603,831   $557,649
                                                       =====================

    On June 6, 1997, Sunrise issued and sold $150 million aggregate principal amount of 5 1/2% convertible subordinated notes due 2002. The convertible notes bore interest at 5 1/2% per annum payable semiannually on June 15 and December 15 of each year, beginning on December 15, 1997. The conversion price was $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the convertible notes). The convertible notes were redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. On September 14, 2001, Sunrise's Board of Directors authorized the repurchase of up to an additional $50 million of its outstanding 5.5% subordinated convertible notes (See Note 8). During 2001, Sunrise repurchased $42 million face value of the convertible notes, resulting in an extraordinary gain, after tax, of $500,000.

    In February 2002, Sunrise redeemed the remaining $108 million 5 1/2% convertible notes at a redemption price of 101.1% of the principal amount, plus accrued and unpaid interest from the proceeds of a new term loan (see below). The aggregate redemption price was $110 million. None of the convertible notes were converted into common stock. As a result of the redemption in 2002 from proceeds of other long-term borrowings, the convertible notes have been classified as long-term at December 31, 2001.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



    In January 2002, Sunrise obtained a term loan for $92 million to be used, in part, to pay off the remaining $108 million of its outstanding 5 1/2% subordinated convertible notes. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. In February 2002, Sunrise drew $92 million on the term loan and repaid it the same day. Sunrise incurred a non-recurring charge of approximately $4 million during the first quarter of 2002 for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.

    In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 1, 2009. The convertible notes bear interest at 5 1/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price is $35.84 (equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes). The notes are subordinated to Sunrise's existing and future senior indebtedness. The convertible notes are redeemable at the option of Sunrise commencing February 5, 2006, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise as defined in the convertible notes. In February 2002, $92 million of the net proceeds from the 5 1/4% convertible notes were used to pay off the term loan.

    A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $400 million to be used for general corporate purposes, including the continued construction and development of assisted living facilities. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary, consisting of 23 properties. In June 2001, Sunrise refinanced its syndicated revolving credit facility and reduced it from $400 million to up to $300 million. The maturity date was extended from July 2002 to June 2004 and the interest rate increased from LIBOR plus 1.75% to LIBOR plus 2.00% (3.83% at December 31, 2001). Sunrise pays commitment fees of 0.25% on the unused balance of the credit facility. There were $155 million of advances outstanding under this credit facility as of December 31, 2001.

    In June 1994, Sunrise entered into a multi-property blanket first mortgage that is collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 15 properties. In May 2001, Sunrise modified its multi-property blanket first mortgage to remove one of the properties as collateral, thus reducing the principal balance to $79 million, and to extend the maturity date from May 31, 2001 to May 31, 2004, subject to optional extensions, at a fixed rate of interest equal to 8.20%. Prior to the modification, the multi-property blanket first mortgage consisted of two separate debt classes. Class A in the amount of $65 million had a fixed interest rate of 8.56% and was interest only until the maturity date of May 31, 2001. Class B in the amount of $20 million had a variable interest rate. Class B was interest only until July 1, 1997 at which time principal and interest payments were due using a 20-year amortization schedule. The interest rate applicable to the floating rate debt was LIBOR plus 1.75% until the modification in May 2001.

    A participation interest of $3 million payable in connection with the multi-property blanket first mortgage was recorded at the loan date. A corresponding amount recorded as a loan discount is being amortized over the life of the loan. Amortization of the discount of approximately $200,000, $400,000 and $400,000 has been included as interest expense in 2001, 2000 and 1999, respectively.

    In May 1999, Sunrise entered into a multi-property first mortgage for $88 million secured by nine properties. The loan accrues interest at 7.14% and matures on June 1, 2009. The nine properties securing the debt were sold on February 23, 2001 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $86 million as of the date of sale.

    In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. The revolving credit facility matures in November 2006, subject to a five-year extension, accrues interest at LIBOR plus 1.20% (3.2% at December 31, 2001) and is collateralized by assisted living properties. The revolving credit facility may be converted to a fixed rate facility at any time during the

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


term. The proceeds were used to reduce the balance of one of Sunrise's credit facilities. Sunrise pays commitment fees of 0.13% on the unused portion of the credit facility. At December 31, 2001, the collateral of the revolving credit facility consisted of five properties and $28 million was outstanding.

    The other mortgages and notes payable relate primarily to 30 facilities whereby outstanding balances are collateralized by the total assets of the respective facility. Payments of principal and interest are made monthly. Interest rates range from 1.5% to 10.0% with remaining maturities ranging from less than one year to 32 years. These other mortgages and notes payable have total borrowings of $261 million as of December 31, 2001, and an unused portion on one of the loans of $6 million.

    In March 2000, Sunrise entered into a multi-property first mortgage for $75 million secured by eight properties. The loan accrues interest at 8.66% and matures in April 2007. The proceeds of the loan were used to repay $59 million of floating rate construction debt and to help fund Sunrise's development and stock repurchase programs. The eight properties securing the debt were sold on September 29, 2000 to a joint venture in which Sunrise has a 25% interest. The joint venture assumed the debt with an outstanding balance of $75 million as of September 30, 2000.

    During 2001, Sunrise entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to fixed-rate debt, thus reducing the impact of interest rate increase during the term of the swap. $125 million of Sunrise's syndicated revolving credit facility has been designated as the hedge item to the interest rate swap agreements. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.59%. The fair value of the swaps, net of tax, was negative $3 million as of December 31, 2001 and was recorded in other long-term liabilities and accumulated other comprehensive income. During 2001, the hedge ineffectiveness was immaterial. Based on the fair value of the swaps at December 31, 2001, we would incur approximately $2 million of interest expense related to the swaps in 2002. The fair value of the swaps are adjusted quarterly.

    There are various financial covenants and other restrictions in Sunrise's debt instruments, including provisions which: (1) require it to meet certain financial tests. For example, Sunrise's $300 million syndicated revolving credit facility requires Sunrise to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in management or control of Sunrise. For example, Sunrise's $300 million syndicated revolving credit facility requires the lender's consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise; (3) restrict the ability of Sunrise's subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and (4) require that Sunrise maintain minimum occupancy levels at its facilities. For example, Sunrise's $300 million syndicated revolving credit facility requires that 85% occupancy be achieved after 15 months for newly opened facilities with 77 units or less and 18 months for 78 units or more and, following this 15-month and 18-month period, be maintained at or above that level. If this occupancy covenant is not met, the amount borrowed against that property must be reduced.

    Sunrise's syndicated revolving credit facility contains a cross-default provision pursuant to which a default on other indebtedness by Sunrise or any of its consolidated subsidiaries under the credit facility could result in the ability of the lenders to declare a default and accelerate the indebtedness under the credit facility.

    As of December 31, 2001, Sunrise was in compliance with all of its debt covenants.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Principal maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

                               2002        $   26,925
                               2003            88,467
                               2004           244,874
                               2005             9,787
                               2006            32,055
                               Thereafter     228,648
                                           -----------
                                           $  630,756
                                           ===========

    Interest paid totaled $42 million, $52 million and $36 million in 2001, 2000 and 1999, respectively. Interest capitalized was $7 million, $6 million and $6 million in 2001, 2000 and 1999, respectively.

    As of December 31, 2001, Sunrise has $14 million in unused letters of credit that have been pledged for the benefit of certain lending institutions and municipalities. The letters of credit expire within two years.

8.  STOCKHOLDERS' EQUITY

    In 2000, Sunrise's Board of Directors authorized Sunrise to repurchase its outstanding common stock and/or its outstanding 5 1/2% convertible subordinated notes up to an aggregate purchase price of $50 million over a period of 12 months. Under the stock repurchase program, Sunrise was authorized to repurchase common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. Sunrise repurchased 585,000 shares of common stock at an average price of $16.66 per share through open-market purchases during 2000.

9.  STOCK OPTION PLANS

    Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2001, these plans provided for the grant of options to purchase up to 8,148,910 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

    On April 25, 1996, the Board of Directors adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan"). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors' Plan. In March 2000, the Directors' Plan was terminated. An aggregate of 75,000 shares of common stock is reserved for issuance under existing option agreements. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors' Plan vested immediately. All options granted under the Directors' Plan are non-incentive stock options. As of December 31, 2001, 75,000 options remained outstanding under the plan.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    A summary of Sunrise's stock option activity, and related information for the years ended December 31 are presented below:

                                     2001                  2000                 1999
                             --------------------- --------------------- --------------------
                                       WEIGHTED-              WEIGHTED-            WEIGHTED-
                                       AVERAGE                 AVERAGE              AVERAGE
                              SHARES   EXERCISE      SHARES   EXERCISE    SHARES   EXERCISE
OPTIONS                       (000)     PRICE        (000)      PRICE      (000)    PRICE
---------------------------- -------- ------------ -------- ------------ ------- ------------

Outstanding-beginning
 of year                       5,959    $  21.33     5,250    $  23.28     4,170    $ 24.93
Granted                        1,205       22.27     1,905       15.93     1,712      23.02
Exercised                       (570)      15.73      (242)      13.77      (213)     17.24
Canceled                        (426)      28.98      (954)      28.57      (419)     30.39
                             --------              --------               -------
Outstanding-end of year        6,168       21.52     5,959       21.33     5,250      23.28
                             ========              ========               =======

Options exercisable at
 year-end                      3,030                 2,523                 1,853
Weighted-average fair
 value of options granted
 during the year              $16.16                $11.78                $16.46

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    --------------------------------------------   --------------------------
                                 WEIGHTED-AVERAGE
                      NUMBER        REMAINING     WEIGHTED-AVERAGE   NUMBER     WEIGHTED-AVERAGE
RANGE OF            OUTSTANDING    CONTRACTUAL      EXERCISE       EXERCISABLE      EXERCISE
EXERCISE PRICES        (000)          LIFE            PRICE          (000)          PRICE
------------------- ------------ ---------------- ---------------- -----------  ----------------
$ 3.00  - $ 8.00          52            3.6          $  3.95             52         $ 3.95
  8.01  -  20.00       2,398            8.2            15.51            672          15.68
 20.01  -  25.63       2,876            6.3            24.41          1,951          24.82
 25.64  -  44.56         842            7.9            29.85            355          32.91
                    ------------                                   ------------
                       6,168                                          3,030
                    ============                                   ============

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.4% to 6.5%; dividend yield of 0%; expected lives of 7 to 10 years; and volatility of 36.8% to 57.54%.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          SUNRISE ASSISTED LIVING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Sunrise's pro forma information follows (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------- ---------- ---------
         Net income:
            As reported                         $49,101    $24,278    $20,213
            Pro forma                           $29,240     $7,686     $7,882
         Diluted net income per share:
            As reported                           $2.08      $1.10      $0.94
            Pro forma                             $1.13      $0.35      $0.37

10.  STOCKHOLDER RIGHTS AGREEMENT

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


11.  NET INCOME PER COMMON SHARE

    The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, expect per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                         2001       2000          1999
                                                  ------------------------------------------
  Numerator for basic net income per share:
    Net income before extraordinary gain               $48,576       $24,278      $ 20,213
    Extraordinary gain, net of tax
                                                           525             -             -
                                                  ------------------------------------------
    Net income                                         $49,101       $24,278      $ 20,213
                                                  ==========================================

  Numerator for diluted net income per share:
    Net income before extraordinary gain               $48,576       $24,278      $ 20,213
    Assumed conversion of convertible notes, net
    of tax                                               4,795             -             -
                                                  ------------------------------------------
    Diluted net income before extraordinary gain        53,371        24,278        20,213

    Extraordinary gain, net of tax
                                                           525             -             -
                                                  ------------------------------------------
    Diluted net income                                 $53,896       $24,278      $ 20,213
                                                  ==========================================

  Denominator:
    Denominator for basic net income per common
      share-weighted average shares                     21,825        21,654        21,045
    Effect of dilutive securities:
      Employee stock options                               651           366           544
      Convertible notes                                  3,476             -             -
                                                  ------------------------------------------
    Denominator for diluted net income per
      common share-weighted average shares plus
      assumed conversions                               25,952        22,020        21,589
                                                  ==========================================


    Basic net income per common share:
      Net income before extraordinary gain            $   2.23      $   1.12      $   0.96
      Extraordinary gain, net of tax                      0.02             -             -
                                                  ------------------------------------------
      Net income                                      $   2.25      $   1.12      $   0.96
                                                  ==========================================

    Diluted net income per common share:
      Net income before extraordinary gain            $   2.06      $   1.10      $   0.94
      Extraordinary gain, net of tax                      0.02             -             -
                                                  ------------------------------------------
      Net income                                      $   2.08      $   1.10      $   0.94
                                                  ==========================================



    Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

12.  ACQUISITIONS AND DISPOSITIONS

    In September 1998, Sunrise completed the sale of two facilities for an aggregate sales price of $29 million. Sunrise will realize up to a $6 million gain from the transaction. Sunrise recognized a gain of $2 million and $2 million on the sale in 1999 and 1998, respectively. The remaining gain was deferred at December 31, 2001, the recognition of which is contingent upon future events. Sunrise operates the two facilities under long-term operating agreements.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In June 1999, Sunrise completed the sale of two facilities for an aggregate sales price of $28 million. Sunrise realized an $11 million gain from the transaction over three quarters. Sunrise recognized a gain of $5 million on the sale in 1999 and $6 million in 2000. Sunrise operates the two facilities under long-term operating agreements.

    In May 1999, Sunrise completed its acquisition of Karrington Health, Inc. through a tax-free, stock-for-stock transaction in which it issued 2.3 million common shares in exchange for all the outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The transaction was accounted for as a purchase and was valued at $85 million, including merger and stock issuance costs of $8 million and the fair value of assumed employee stock options of $2 million. Karrington operates assisted living facilities providing services to the elderly.

    In June 2000, Sunrise completed the sale of three facilities for an aggregate sales price of $44 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise realized $13 million in gain, subject to certain contingencies being met, of which $2 million and $11 million was recognized in 2001 and 2000, respectively. In September 2000, Sunrise completed the sale of eight facilities for an aggregate sales price of $111 million to the same venture company. The venture company assumed approximately $75 million of debt secured by the eight properties. Sunrise realized $26 million in gain, subject to certain contingencies being met, of which $13 million and $13 million was recognized in 2001and 2000, respectively. Sunrise continues to operate the facilities under long-term operating agreements.

    In December 2000, Sunrise completed the sale of two facilities for an aggregate sales price of $28 million. Sunrise realized up to $8 million in gain, subject to certain contingencies being met, of which $5 million and $2 million was recognized in 2001 and 2000, respectively. Sunrise continues to operate the facilities under long-term operating agreements.

    In February 2001, Sunrise completed the sale of nine facilities for an aggregate sales price of $131 million to a limited partnership in which Sunrise owns a 25% interest. Sunrise realized $40 million in gain, subject to certain contingencies being met, of which $40 million was recognized during 2001. Sunrise continues to operate the facilities under long-term operating agreements.

    In October 2001, Sunrise completed the sale of one facility for an aggregate sales price of $17 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise will realize up to $3 million in gain over four quarters, subject to certain contingencies being met, of which $1 million was recognized in 2001. Sunrise continues to operate the facilities under long-term operating agreements.

    In December 2001, Sunrise completed the sale of one of our two existing Florida facilities for an aggregate sales price of $8 million. The buyer will assume management of the property after a 90-day transition period. Sunrise realized $1 million in gain, which was recognized in 2001.

    In December 2001, Sunrise completed the sale of one facility for an aggregate sales price of $16 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise will realize up to $2 million in gain over four quarters, subject to certain contingencies being met, of which $500,000 was recognized in 2001. Sunrise may receive up to an additional $2 million in incentive payments based on 2002 operating performance. Sunrise continues to operate the facilities under long-term operating agreements.

    In December 2001, one of Sunrise's joint venture partners exercised an option to acquire an additional 25% interest in one property (Sunrise of Gardner Park). As a result of the transaction, Sunrise's ownership in the property was reduced to 25% from 50%. Sunrise will continue to operate the community under a long-term management agreement. Sunrise will realize up to $1 million in gain over four quarters, subject to certain contingencies being met, of which $200,000 was recognized in 2001.

    In connection with Sunrise's property sale/long-term manage back program, Sunrise specifically identifies properties that it intends to sell within a twelve-month period and, accordingly, designates these properties as held for sale. Management believes that the sales value of these properties exceeds their book value and therefore no related write-down has been recorded. The operating results of these properties are

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





reflected in Sunrise's consolidated operating results. Depreciation expense for these properties is included in Sunrise's consolidated depreciation expense up to the point that management specifically identifies the properties it intends to sell and believes the sale of the properties is probable. The book value of these properties (approximately $150 million) continues to be reflected in the property and equipment line item of the balance sheet.

    In December 2001, Sunrise entered into a definitive agreement to sell 12 assisted living properties to a real estate investment entity advised by Macquarie Capital Partners for an aggregate sales price of $198 million. Sunrise will continue to operate the properties under long-term management agreements and Sunrise will retain a 20% ownership interest in the joint venture. Also on December 28, 2001, Sunrise entered into a definitive agreement to sell two additional assisted living properties. Sunrise will continue to operate the properties under long-term management agreements. The closing of these transactions is subject to customary closing conditions, assumptions of original financing and receipt of required regulatory approvals. Sunrise expects to close the sale of 12 of these properties during the first quarter of 2002 and the balance during the second quarter of 2002.

13.      NON-RECURRING ITEMS

    In August 2001, Karrington Health Inc. (Karrington), a wholly owned subsidiary of Sunrise, received a cash payment in the amount of $10 million to settle a lawsuit filed by Karrington prior to its acquisition by Sunrise in 1999. Karrington brought the suit alleging that Omega Healthcare Investors, Inc. had breached a financing commitment it had made to Karrington. Expenses incurred to settle the lawsuit have been netted against the settlement.

    Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, Sunrise determined, in the third quarter of 2001, that the costs to develop five specific sites outweighed the costs of acquiring facilities and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $7 million to their estimated net realizable value.

    Sunrise recorded non-recurring charges of $5 million during 1999, of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement. Of the $5 million of non-recurring charges, $4 million were non-cash transactions.

14.     COMMITMENTS

    Sunrise leases its corporate offices, regional offices, development offices and warehouse space under various leases. During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease commenced upon completion of the building in July 1999 and expires in July 2011. The lease has an initial annual base rent of $1 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule. In September 1999, Sunrise amended another corporate lease to increase the amount of leased premises and extend the maturity date to October 2004. The initial annual lease payments amount to $462,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The warehouse lease has a term of seven years and expires in May 2004. The initial annual base rent payments amount to $148,000, subject to annual increases of 3%. In addition, Sunrise is required to amortize an additional $88,000 of rent related to the straight lining of rent benefits and a portion of operating expenses. Various other leases expire between 2001 and 2005.

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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)






    In December 1998, a subsidiary of Sunrise entered into a three-year operating lease for six assisted living facilities. Sunrise guaranteed the payment of all obligations of its subsidiary under the lease. There were no extension options. However, Sunrise had the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If Sunrise exercised its option to sell the properties and the proceeds from the sale exceeded the obligation under the lease, Sunrise was entitled to the excess. However, if the proceeds from the sale were less than the obligation under the lease, Sunrise would be obligated to fund the difference. Sunrise was responsible for the payment of real estate taxes, insurance and other operating expenses. The lease required Sunrise to maintain certain coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May 1999. During 2000, Sunrise purchased two of the properties for $18 million. In 2001, Sunrise exercised its option to purchase the remaining leased properties and closed on the purchase of the remaining four properties for $29 million in January 2002. The effect of purchasing these six properties was to record the property and newly financed debt associated with these properties on Sunrise's consolidated balance sheet.

    Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 2001, excluding the leased properties purchased in January 2002 indicated above, are as follows (in thousands):

                              2002               $  11,074
                              2003                  10,761
                              2004                  10,296
                              2005                   9,700
                              2006                   9,704
                              Thereafter           124,297
                                                --------------
                                                  $175,832
                                                ==============

    Sunrise has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $116 million. Sunrise is pursing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

    As a part of Sunrise's operating strategy, Sunrise may provide limited debt guarantees to certain of its joint ventures. At December 31, 2001, Sunrise has provided $18 million of last dollar debt guarantees, $15 million of which are removed upon stabilization of the underlying facility. Last dollar guarantee means the third-party debt would have to default, the bank would have to enforce any remedies against the venture, including foreclose, after which Sunrise would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. Sunrise has provided $16 million of other debt guarantees, $6 million of which are removed at stabilization for the underlying facility. At December 31, 2001, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees.

    As part of Sunrise's fee-development for joint ventures, it typically guarantees that properties will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. At December 31, 2001, seven properties are under construction and subject to completion guarantees. Sunrise has over 20 years experience in the development and construction of assisted living communities. Its construction contractors are experienced in building its prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Sunrise closely monitors these projects and does not expect to fund any amounts under these development completion guarantees during 2002. If amounts are required to be funded by Sunrise, they would typically become loans to the venture and earn interest.

    As a part of certain management contracts, Sunrise may provide an operating deficit guarantee. This means that if a property has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, Sunrise would provide a loan to the property to cover the cash shortfall. These guarantees are generally included with our development joint ventures and usually are

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





provided for a limited period of time, generally until the property reaches stabilization. Currently, 24 operating properties are subject to a Sunrise operating deficit guarantee and seven additional properties will be subject a guarantee upon opening. Sunrise does not expect to fund any amounts during 2002 under these guarantees.

15.     INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

    The primary components of Sunrise's net deferred tax asset are as follows (in thousands):

                                                DECEMBER 31,
                                             -------------------
                                               2001      2000
                                             -------------------
       Deferred tax assets:
         Operating loss carryforward          $16,973  $ 11,632
         Accrued expenses                       2,624     5,792
         Other                                  2,139     2,024
                                             -------------------
       Total deferred tax assets              $21,736   $19,448
                                             -------------------



       Deferred tax liabilities:
         Property and equipment              $(66,542) $(41,128)
         Other                                 (5,474)   (3,119)
                                             -------------------
       Total deferred tax liabilities         (72,016)  (44,247)
                                             -------------------

       Net deferred tax liability            $(50,280) $(24,799)
                                             ===================

    At December 31, 2001, Sunrise had regular federal net operating loss carryforwards available to offset future taxable income of approximately $40 million, which expire from 2010 through 2019. This amount includes approximately $6 million of net operating loss carryforwards acquired from Karrington, which are subject to certain limitations on utilization. At December 31, 2001, Sunrise had alternative minimum tax credits of approximately $1 million and Work-Opportunity Tax Credits of approximately $500,000 available to offset future federal tax liabilities. These tax credits do not expire. Various Sunrise entities have fully utilized their net operating loss carryforwards for state tax purposes.

    Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforward prior to expiration.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Significant components of the provision for income taxes are as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                            2001          2000         1999
                                        -----------------------------------------
Current:
     Federal                            $  2,778      $   1,501    $    4,738
     State                                 2,389          2,754         1,160
                                        -----------------------------------------
  Total current                            5,167          4,255         5,898
Deferred:
     Federal                              23,805         11,235         4,507
     State                                 2,421             32            (8)
    Decrease in valuation allowance            -              -        (2,569)
                                        -----------------------------------------
  Total deferred                          26,226         11,267         1,930
                                        -----------------------------------------
  Total tax expense                     $ 31,393      $  15,522    $    7,828
                                        =========================================

    In 2001, 2000 and 1999, Sunrise paid federal and state income taxes, net of refunds of $1 million, $3 million and $2 million, respectively. Current taxes payable for 2001, 2000 and 1999 have been reduced by approximately $3 million, $1 million, and $8 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

    The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                2001       2000         1999
                                             ------------------------------------
         Statutory rate                           35%        35%         35%
         State taxes, net                          6          7           7
         Tax exempt interest                      (1)        (1)         (3)
         Other                                    (1)        (2)         (2)
         Valuation allowance                       -          -          (9)
                                             ------------------------------------
                                                  39%        39%         28%
                                             ====================================


16.  RELATED-PARTY TRANSACTIONS

SUNRISE ASSISTED LIVING FOUNDATION

    Sunrise Assisted Living Foundation, Inc. ("SALF"), a not-for-profit organization, operates two schools, including day care centers. Paul and Teresa Klaassen, Sunrise's founders, are on the Board of Directors of SALF. SALF reimbursed Sunrise monthly for use of office facilities and support services in the amount of $84,000 in 2001, 2000 and 1999. Such amounts are included in operating revenue. Sunrise has also accepted a promissory note from SALF during 2001 (see Note 4).

    During 1999, a subsidiary of SALF provided certain health care services to residents of Sunrise facilities located in Illinois. The SALF subsidiary entered into various administrative, accounting and collection service agreements with Sunrise affiliates. The service agreements allow for reimbursement of costs of service plus a management fee. Sunrise recognized management fees of $400,000, $200,000 and $49,000 in 2001, 2000 and 1999,
respectively. As of December 31, 2001, Sunrise owed SALF $500,000 under such service agreements.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


GROUND LEASE

    Sunrise has a 99 year ground lease with one of Sunrise's founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under this lease was $296,000 for December 31,2001 and $262,000 for each of the years ended December 31, 2000 and 1999. Sunrise subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by Sunrise under the ground lease. Sublease rental income was $148,000 for December 31, 2001 and $131,000 for each of the years ended December 31, 2000 and 1999. Lease expense is recorded net of the sublease income.

JOINT VENTURES

    Sunrise has entered into unconsolidated joint venture arrangements with a third party that is providing up to $71 million of the equity capital to develop up to 36 projects in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, is a managing director in the third party that is providing the equity capital and a former director of Sunrise is a general partner in the third party. Sunrise is providing management and pre-opening services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $8 million of equity capital in the joint ventures. Sunrise recognized management and contract services fees from these joint ventures of $4 million, $7 million and $13 million, respectively, in 2001, 2000 and 1999. As of December 31, 2001, 2000 and 1999, the third party had provided approximately $51 million, $42 million and $23 million, respectively, and Sunrise has provided $8 million, $4 million and $2 million, respectively, of equity capital to the joint ventures. For information on committed and funded loans to this third party, see Note 4.

17.   PROFIT-SHARING PLAN

    Sunrise has a profit-sharing plan (the "Plan") under Internal Revenue Code
Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 16%. During 1999 and 2000, the Plan contained three elements -- employee salary contributions, discretionary matching employer contributions and special discretionary employer contributions.

    Effective January 1, 2001, employees will vest in their matching employer contributions 100% over four years at 25% each year. When an employee reaches 5 years of service, Sunrise will contribute $0.50 for every dollar the employee contributes up to 7% of the employee's annual compensation. If the employee has less than 5 years of service, the employer contribution will be $0.25 for every dollar the employee contributes up to 7% of the employee's annual compensation. The Plan has eliminated the discretionary matching contributions and all employees who earn $85,000 or less annually are eligible to receive regular matching contributions by Sunrise provided the employee meets certain eligibility requirements. Matching contributions made by Sunrise totaled $500,000, $300,000 and $300,000 during 2001, 2000 and 1999, respectively.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Sunrise could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts. The fair values of the notes receivable are discussed in Note 4.

    Cash equivalents, accounts receivable, accounts payable and accrued expenses, marketable securities, investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



    Fixed rate debt with an aggregate carrying value of $448 million has an estimated aggregate fair value of $347 million at December 31, 2001. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of Sunrise's variable rate debt is estimated to be approximately equal to its carrying value of $182 million at December 31, 2001. The interest rate swap related to floating rate debt, net of taxes, (see
Note 7) has an estimated fair value of negative $3 million at December 31, 2001.

    Management believes the net carrying amount of the notes receivable approximates market value at December 31, 2001 and 2000.

    Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001 and current estimates of fair value may differ from the amounts presented herein.

19.      INFORMATION ABOUT SUNRISE'S SEGMENTS

    Sunrise reports the results of its operations by its two operating divisions - Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each division and develops Sunrise's strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service assisted living management services, in the U.S. and internationally, for all properties owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

    Segment information is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 2001      2000       1999
                                                               ------------------------------
Operating Revenue:
  Sunrise Management Services                                  $295,459   $227,278   $170,892
  Sunrise Properties                                            325,785    312,810    234,620
  Elimination of intersegment revenue                          (193,025)  (195,302)  (150,293)
                                                               ------------------------------
    Total consolidated operating revenue                        428,219    344,786    255,219
                                                               ------------------------------
Operating Expenses:
  Sunrise Management Services                                   266,356    206,060    151,657
  Sunrise Properties                                            240,483    245,037    193,670
  Elimination of intersegment expenses                         (193,025)  (195,302)  (150,293)
                                                               ------------------------------
    Total consolidated operating expenses                       313,814    255,795    195,034
                                                               ------------------------------
Properties - nonrecurring items                                   2,307          -     (5,069)
                                                               ------------------------------
    Segment operating income                                    116,712     88,991     55,116

Reconciliation to net income:
  Corporate operating expenses                                    8,965      8,481      3,710
                                                               ------------------------------
    Income from operations                                      107,747     80,510     51,406
  Interest expense, net                                         (26,176)   (37,566)   (21,750)
  Equity in losses of unconsolidated assisted living facilities  (1,169)    (2,941)    (1,239)
  Minority interests                                               (769)      (203)      (376)
  Provision for income taxes                                    (31,057)   (15,522)    (7,828)
  Extraordinary gain, net of tax                                    525         -          -
                                                               ------------------------------

    Total consolidated net income                               $49,101   $ 24,278   $ 20,213
                                                               ==============================

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Management services revenue from operations in England were $1 million, $1 million and $1 million for 2001, 2000 and 1999, respectively. Management services revenue from operations in Canada were $3 million, $2 million and $1 million for 2001, 2000 and 1999, respectively. The remaining revenues and all long-lived assets are domestic and substantially all assets are held by Sunrise Properties.

20.   QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

    The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

                               1st Quarter    2nd Quarter   3rd Quarter  4th Quarter
                               ------------- -------------- ------------ -----------
2001
----
Operating revenue                $104,049      $103,521       $108,359   $112,290
Net income                         13,191        13,109         11,687     11,114
Diluted net income per
  Common share                     $ 0.56        $ 0.55         $ 0.49     $ 0.47


2000
----
Operating revenue                 $76,802       $82,329        $90,484    $95,171
Net income                          4,094         4,901          6,486      8,797

Diluted net income per
  Common share
                                  $  0.19       $  0.22       $   0.30    $  0.39


    The sum of diluted net income per common share for the four quarters in 2001 and 2000 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise's common stock during the year.