Form 10-K/A
period 2001-12-31
SUNRISE ASSISTED LIVING INC
filed 2002-04-02
CIK 1011064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
     [xx]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to      .

                         Commission File Number 0-20765

                          SUNRISE ASSISTED LIVING, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    54-1746596
----------------------------------------           -----------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

           7902 Westpark Drive
               McLean, VA                                      22102
----------------------------------------           -----------------------------
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

                Outstanding at March 12, 2002: 22,352,751 shares.

------------------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                EXPLANATORY NOTE

        This Form 10-K/A is being filed to furnish two amendments inadvertently omitted from Exhibit 2.2 previously furnished in Sunrise Assisted Living, Inc.'s Form 10-K filed March 29, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUNRISE ASSISTED LIVING, INC.
                                          --------------------------------------
                                                    Registrant



                                          By: /s/ Carl G. Adams
                                              ----------------------------------
                                              Carl G. Adams
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)


                                                          4/2/02
                                          --------------------------------------
                                                           Date

                          EXHIBITS INDEX TO FORM 10-K/A


                                                                                          Page (by
                                                                                         Sequential
Exhibit                                                                                  Numbering
Number                                Identity of Exhibit                                 System)
------                                -------------------                                ----------


2.2             Amended and Restated Transaction Agreement by and among Sunrise
                Assisted Living Investments, Inc., Sunrise Development, Inc.,
                Sunrise Assisted Living, Inc. and certain Sunrise property owning entities and US Assisted Living Facilities, Inc. dated as of January 30, 2002, as amended