Form 10-Q
period 2002-03-31
SUNRISE ASSISTED LIVING INC
filed 2002-05-14
CIK 1011064

-------------------------------------------------------------------------------


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period Ended March 31, 2002 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From ______ to ______

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

                 Yes     X                          No
                      --------                          --------

     As of May 1, 2002, there were 22,461,118 shares of the Registrant's Common Stock outstanding.



-------------------------------------------------------------------------------

                        SUNRISE ASSISTED LIVING, INC.

                                  FORM 10-Q

                                MARCH 31, 2002


                                    INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

         Consolidated Balance Sheets at March 31, 2002 and
         December 31, 2001                                                     3

         Consolidated Statements of Income for the three
         months ended March 31, 2002 and 2001                                  4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001                                  5

         Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3. Quantitative and Qualitative Disclosure About Market Risk             22

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             23

Item 6. Exhibits and Reports on Form 8-K                                      24

Signatures                                                                    26

                        SUNRISE ASSISTED LIVING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                       March 31,          December 31,
                                                                                          2002                2001
                                                                                      -----------         ------------
                                                                                      (Unaudited)
ASSETS
   Current Assets:
      Cash and cash equivalents                                                       $   60,683          $   50,275
      Accounts receivable, net                                                            24,806              23,252
      Notes receivable - affiliates                                                        5,269               1,294

      Deferred income taxes                                                               17,156              21,736
      Prepaid expenses and other current assets                                           20,929              20,920
                                                                                      ----------          ----------
           Total current assets                                                          128,843             117,477
   Property and equipment, net                                                           767,734             841,414
   Notes receivable - affiliates                                                          94,949              94,305
   Management contracts and leaseholds, net                                               12,797              22,999
   Costs in excess of assets acquired, net                                                32,749              32,749
   Investments in unconsolidated assisted living facilities                               38,714              36,589
   Investments                                                                             5,750               5,750

   Other assets                                                                           25,282              26,332
                                                                                      ----------          ----------
           Total assets                                                               $1,106,818          $1,177,615
                                                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                                                                $    3,833          $   12,164
      Accrued expenses and other current liabilities                                      35,900              32,117
      Deferred revenue                                                                    37,848               7,468

      Current maturities of long-term debt                                                76,248              26,925
                                                                                      ----------          ----------
           Total current liabilities                                                     153,829              78,674
   Long-term debt, less current maturities                                               444,330             603,831
   Investments in unconsolidated assisted living facilities                                2,236               2,284

   Deferred income taxes                                                                  73,416              72,016
   Other long-term liabilities                                                             5,906               7,658
                                                                                      ----------          ----------
            Total liabilities                                                            679,717             764,463

   Minority interests                                                                      2,552               2,451

   Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
                                                                                               -                   -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 22,403,800 and
        22,166,406 shares issued and outstanding in 2002 and 2001, respectively              224                 222

   Additional paid-in capital                                                            314,897             310,423
   Retained earnings                                                                     111,742             104,270
   Accumulated other comprehensive loss                                                   (2,314)             (4,214)
                                                                                      ----------          ----------
           Total stockholders' equity                                                    424,549             410,701
                                                                                      ----------          ----------
           Total liabilities and stockholders' equity                                 $1,106,818          $1,177,615
                                                                                      ==========          ==========

   Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)



                                                                        Three months ended
                                                                            March 31,
                                                               -----------------------------------
                                                                   2002                     2001
                                                                ---------                 --------
                                                               (Unaudited)              (Unaudited)
Operating revenue:
   Resident fees                                                $ 66,796                  $ 62,568
   Management and contract services                               32,069                    20,977
   Income from property sales                                     12,252                    20,504
                                                                --------                  --------
      Total operating revenue                                    111,117                   104,049
                                                                --------                  --------

Operating expenses:
   Facility operating                                             44,432                    41,815
   Management and contract services                               24,460                    13,144
   Facility development and pre-rental                             2,568                     1,741
   General and administrative                                      8,143                     7,407
   Depreciation and amortization                                   6,791                     7,465
   Facility lease                                                  2,167                     2,656
                                                                --------                  --------
      Total operating expenses                                    88,561                    74,228
                                                                --------                  --------

Income from operations                                            22,556                    29,821

Interest income (expense):
   Interest income                                                 2,878                     3,218
   Interest expense                                               (9,213)                  (11,491)
                                                                --------                  --------
      Total interest expense                                      (6,335)                   (8,273)

Equity in losses of unconsolidated assisted
    living facilities                                                (52)                     (414)
Minority interests                                                  (101)                      (25)
                                                                --------                  --------
Income before income taxes                                        16,068                    21,109
Provision for income taxes                                        (6,106)                   (8,233)
                                                                --------                  --------

Net income before extraordinary gain (loss)                        9,962                    12,876
                                                                --------                  --------

Extraordinary gain (loss), net of tax                             (2,490)                      315
                                                                --------                  --------
Net income                                                      $  7,472                  $ 13,191
                                                                ========                  ========

Net income per common share:

   Basic:
      Net income before extraordinary gain (loss)               $   0.45                  $   0.60
      Extraordinary gain (loss)                                    (0.11)                     0.01
                                                                --------                  --------
      Basic net income per common share                         $   0.33                  $   0.61
                                                                ========                  ========

   Diluted:
      Net income before extraordinary gain (loss)               $   0.42                  $   0.55
      Extraordinary gain (loss)                                    (0.09)                     0.01
                                                                --------                  --------
      Diluted net income per common share                       $   0.32                  $   0.56
                                                                ========                  ========


                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                                  -----------------------
                                                                                                     2002          2001
                                                                                                  ---------     ---------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                        $   7,472     $  13,191
Adjustments to reconcile net income to net cash
         provided by operating activities:
                  Deferred income from property sales                                                (1,439)      (10,415)
                  Equity in earnings of unconsolidated assisted living facilities                        52           531
                  Minority interests                                                                    101            25
                  Provision for bad debts                                                               165           674
                  Provision for deferred income taxes                                                 4,580         8,434
                  Depreciation and amortization                                                       6,791         7,348
                  Amortization of financing costs and discount on long-term debt                        952           890
                  Extraordinary (gain) loss, net of tax                                               2,490          (315)
                  Changes in operating assets and liabilities:
                                 (Increase) decrease:
                                                Accounts receivable                                  (2,540)       (4,113)
                                                Prepaid expenses and other current assets             1,543           257
                                                Other assets                                            641           113
                                 Increase (decrease):
                                                Accounts payable and accrued expenses                (7,565)        2,174
                                                Deferred revenue                                       (194)          297
                                                Other liabilities                                       940           744
                                                                                                  ---------     ---------
         Net cash provided by operating activities                                                   13,989        19,835
                                                                                                  ---------     ---------
INVESTING ACTIVITIES
Proceeds from sale of properties                                                                     44,139        33,435
Investment in property and equipment, net                                                            65,966        46,121
Increase in investment and notes receivable                                                         (12,525)      (25,693)
Proceeds from investments and notes receivable                                                        8,905        27,814
Increase in restricted cash and cash equivalents                                                      4,092          (316)
Contributions to investments in unconsolidated
         assisted living facilities                                                                    (126)         (429)
                                                                                                  ---------     ---------
         Net cash provided by investing activities                                                  110,451        80,932
                                                                                                  ---------     ---------
FINANCING ACTIVITIES
Net proceeds from exercised options                                                                   4,476           351
Additional borrowings under long-term debt                                                          219,505        16,265
Repayment of long-term debt                                                                        (332,195)     (106,173)
Financing costs paid                                                                                 (5,818)          (66)
                                                                                                  ---------     ---------
         Net cash used in financing activities                                                     (114,032)      (89,623)
                                                                                                  ---------     ---------
Net increase in cash and cash equivalents                                                            10,408        11,144
Cash and cash equivalents at beginning of period                                                     50,275        42,874
                                                                                                  ---------     ---------
Cash and cash equivalents at end of period                                                        $  60,683     $  54,018
                                                                                                  =========     =========




                           See accompanying notes.

                        SUNRISE ASSISTED LIVING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries ("Sunrise") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2002 and 2001 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with Sunrise's consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in Sunrise's 2001 Annual Report to Shareholders. Operating results for the three-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

         Certain 2001 balances have been reclassified to conform with the 2002 presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Sunrise expects to perform the first of the required impairment tests as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle in the first quarter 2002. Net income and earnings per share before extraordinary items would have been $13 million and $0.55 per share for the first quarter of 2001 if Statement 142 had been applied to the first quarter of 2001.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. The adoption of FAS 144 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

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

         In January 2002, Sunrise obtained a term loan for $92 million to be used, in part, to pay off the remaining $108 million of its outstanding 5 1/2% subordinated convertible notes. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. In February 2002, Sunrise drew $92 million on the term loan and repaid it the same day. Sunrise incurred an extraordinary loss of approximately $4 million ($2 million net of tax) during the first quarter of 2002 for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.

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

4.  COMMITMENTS

         Sunrise has entered into contracts to purchase properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $78 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

         As a part of Sunrise's operating strategy, Sunrise may provide limited debt guarantees to certain of its joint ventures, may guarantee that properties will be completed at budgeted costs approved by all partners in the joint venture and may provide operating deficit guarantees as a part of certain management contracts. The only change to Sunrise's guarantees disclosed in its 2001 Annual Report on Form 10-K is the addition of $2 million of debt guarantees on two facilities. These new guarantees will be removed upon stabilization of the underlying facilities.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

5.  NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2002           2001
  Numerator for basic net income per share:
    Net income before extraordinary gain (loss)                   $ 9,962         $12,876
    Extraordinary gain (loss), net of tax                          (2,490)            315
                                                                  -------         -------
    Net income                                                    $ 7,472         $13,191
                                                                  =======         =======

  Numerator for diluted net income per share:
    Net income before extraordinary gain (loss)                   $ 9,962         $12,876
    Assumed conversion of convertible notes, net of tax             1,229           1,336
                                                                  -------         -------
    Diluted net income before extraordinary gain (loss)            11,191          14,212
    Extraordinary gain (loss), net of tax                          (2,490)            315
                                                                  -------         -------
    Diluted net income                                            $ 8,701         $14,527
                                                                  =======         =======

  Denominator:
    Denominator for basic net income per common
       share-weighted average shares                               22,339          21,603
    Effect of dilutive securities:
     Employee stock options                                           716             527
     Convertible notes                                              3,749           3,886
                                                                  -------         -------
  Denominator for diluted net income per common
    share-weighted average shares plus assumed
    conversions                                                    26,804          26,016
                                                                  =======         =======

  Basic net income per common share:
    Net income before extraordinary gain (loss)                   $  0.45         $  0.60
    Extraordinary gain (loss), net of tax                           (0.11)           0.01
                                                                  -------         -------

    Net income                                                    $  0.33         $  0.61
                                                                  =======         =======

  Diluted net income per common share:
    Net income before extraordinary gain (loss)                   $  0.42         $  0.55
    Extraordinary gain (loss), net of tax                           (0.09)           0.01
                                                                  -------         -------
    Net income                                                    $  0.32         $  0.56
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

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

6.  TRANSACTIONS WITH UNCONSOLIDATED ENTITIES

         Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $12 million and $14 million as of March 31, 2002 and March 31, 2001, respectively, which relate primarily to development activities.

         Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows:

                                                                  As of and for the quarter ended March 31,
                                                                         2002                  2001
                                                                               (in thousands)
   Assets, principally property and equipment                        1,064,060               704,217
   Liabilities, principally long-term debt                             788,495               547,009
   Equity                                                              275,565               157,208
   Revenues                                                             51,061                35,098
   Net loss                                                             (6,496)               (8,798)

         Total revenues from related unconsolidated entities was $26 million and $16 million for the quarters ended March 31, 2002 and 2001, respectively.

7.  INFORMATION ABOUT SUNRISE'S SEGMENTS

         Sunrise reports the results of its operations by its two operating segments - Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each segment and develops Sunrise's strategy and overall business plan and coordinates the activities of all business segments. Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. Sunrise Management Services also provides consulting services on market and site selection and pre-opening sales and marketing. Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

                        SUNRISE ASSISTED LIVING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

    Segment information is as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2002          2001
                                                                    ------------- --------------
  Operating Revenue:
     Sunrise Management Services                                     $  82,102     $   66,884
     Sunrise Properties                                                 79,722         84,393
     Elimination of intersegment revenue                               (50,707)       (47,228)
                                                                    ------------- --------------
       Total consolidated operating revenue                            111,117        104,049
                                                                    ------------- --------------
  Operating Expenses:
     Sunrise Management Services                                        74,850         60,394
     Sunrise Properties                                                 62,530         59,006
     Elimination of intersegment expenses                              (50,707)       (47,228)
                                                                    ------------- --------------
       Total consolidated operating expenses                            86,673         72,172
                                                                    ------------- --------------
       Segment operating income                                         24,444         31,877

  Reconciliation to net income:
     Corporate operating expenses                                        1,888          1,939
                                                                    ------------- --------------
       Income from operations                                           22,556         29,938
     Interest expense, net                                             (6,335)         (8,273)
     Equity in losses of unconsolidated assisted
         living facilities                                                (52)           (531)
     Minority interests                                                  (101)            (25)
     Provision for income taxes                                        (6,106)         (8,233)
                                                                    ------------- --------------
       Total consolidated net income
         before extraordinary gain (loss)                               9,962          12,876
     Extraordinary gain (loss), net of tax                             (2,490)            315
                                                                    ------------- --------------
       Total consolidated net income                                 $   7,472     $   13,191
                                                                    ============= ==============

8.  COMPREHENSIVE INCOME

         Total comprehensive income was $9 million and $13 million, respectively, for the three months ended March 31, 2002 and March 31, 2001. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps.

9.  PROPERTY SALE / LONG-TERM MANAGE BACK PROGRAM

         On March 22, 2002, Sunrise completed the previously announced sale/long-term manage back of 12 assisted living properties to a real estate investment entity advised by Macquarie Capital Partners for an aggregate sales price of $197 million. Sunrise retained a 20% ownership interest in the joint venture. Sunrise will continue to operate the properties under long-term management agreements. The properties had a combined book value of approximately $137 million. Based on the sale of an 80% interest and transaction costs of approximately $5 million, Sunrise expects to realize up to $43 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies being met, of which $11 million was recognized in the first quarter of 2002.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management's discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2001 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to "we", "us" and "our" mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

    OVERVIEW

         We are a provider of assisted living services for seniors. At March 31, 2002, we operated or managed 184 facilities in 24 states and the District of Columbia, six in Canada and one in the United Kingdom, with a resident capacity of more than 15,200 residents, including 87 facilities that are wholly owned by us, four facilities in which we have a controlling interest, 77 facilities in which we have minority ownership interests and 23 facilities managed for third parties. We provide assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. We also provide additional specialized care and services to residents who require more frequent and intensive assistance or increased care and care programs and services to help cognitively impaired residents, including residents with Alzheimer's disease. By offering this full range of services, we believe we are better able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies which include the development of facilities, both wholly owned or through joint ventures, the estimates associated with financing and managing such facilities, and the selling of completed facilities. As a part of Sunrise's operating strategy, Sunrise may provide limited debt guarantees to certain of its joint ventures, may guarantee that properties will be completed at budgeted costs approved by all partners in the joint venture and may provide operating deficit guarantees as a part of certain management contracts. The only change to Sunrise's guarantees disclosed in its 2001 Annual Report on Form 10-K is the addition of $2 million of debt guarantees on two facilities. These new guarantees will be removed upon stabilization of the underlying facilities.

         On March 22, 2002, we completed the previously announced sale/long-term manage back of 12 assisted living properties to a real estate investment entity advised by Macquarie Capital Partners for an aggregate sales price of $197 million. We retained a 20% ownership interest in the joint venture. We will continue to operate the properties under long-term management agreements. The properties had a combined book value of approximately $137 million. Based on the sale of an 80% interest and transaction costs of approximately $5 million, we expect to realize up to $43 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies being met, of which $11 million was recognized in the first quarter of 2002.

   RESULTS OF OPERATIONS

         We derive our consolidated revenues from three primary sources: (1) resident fees for the delivery of assisted living services, (2) management and contract services income for management and contract services of facilities owned by unconsolidated joint ventures and other third parties and (3) income from property sales. Historically, most of our operating revenues have come from resident fees and management and contract services. For the first quarter of 2002 and 2001, resident fees and management contract services comprised 89% and 80% of total operating revenues, respectively. The balance of our total operating revenues was derived from income from property sales.

         Residents, their families or other responsible parties typically pay resident fees monthly. In the first quarter of 2002 and 2001, approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence(TM) and other resident related services. Plus care and Reminiscence(TM) fees are paid by residents who require personal care in excess of services provided under the basic care program.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         We have two business segments: Sunrise Management Services and Sunrise Properties.

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         CONSOLIDATED

         We continued to experience growth in operations over the 12 months ended March 31, 2002 and continued to capitalize on our brand awareness by accepting third-party management and development contracts. During this period, we began operating 19 additional facilities in which we have an ownership interest and managing four additional facilities for independent third parties, partially offset by three third party management contract terminations and the 100% sale of a wholly owned property in Iowa.

         Total operating revenue increased to $111 million for the three months ended March 31, 2002 from $104 million for the three months ended March 31, 2001. Net income decreased by $6 million to $7 million for the three months ended March 31, 2002 (including an after tax extraordinary loss of $2 million), or $.32 per share (diluted), from $13 million for the three months ended March 31, 2001 (including an after tax extraordinary gain of $300,000), or $0.56 per share (diluted). The decrease in net income between March 2002 and March 2001 periods was mainly due to a decrease in income from property sales. In addition, we recorded an extraordinary loss, after tax, of $2 million during the first quarter of 2002 for fees associated with our $92 million term loan and the premium paid for the early redemption of the convertible notes.

         SUNRISE MANAGEMENT SERVICES

         Sunrise Management Services provides full-service assisted living management services, both in the United States and internationally, for all facilities that are owned or managed by us. In addition, Sunrise Management Services provides management and pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following table sets forth the components of Sunrise Management Services net income (in thousands):

                                                              Three Months Ended
                                                                       March 31,
   -------------------------------------------------------------------------------------------
                                                           2002                   2001
   -------------------------------------------------------------------------------------------
   Operating revenue:
      Management and contract services                   $82,102                $66,884
   Operating expenses:
      Management and contract services                    68,892                 54,969
      General and administrative                           5,566                  5,047
      Depreciation and amortization                          392                    378
   -------------------------------------------------------------------------------------------
         Total operating expenses                         74,850                 60,394
   -------------------------------------------------------------------------------------------
   Operating income                                        7,252                  6,490
   Provision for income taxes                             (2,756)                (2,531)
   -------------------------------------------------------------------------------------------
   Sunrise Management Services net income                $ 4,496                $ 3,959
   -------------------------------------------------------------------------------------------

    Note: Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $50,707 and $47,228 for the first quarter of 2002 and 2001, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for facilities managed by Sunrise Management Services for Sunrise Properties in amounts totaling $44,432 and $41,825 for the first quarter of 2002 and 2001, respectively, which is also eliminated in the consolidated financial statements.

         Operating Revenue. Sunrise Management Services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners and internal management services revenues for services provided to Sunrise Properties. Internal fees reflect estimated market-based fees for the management services provided to Sunrise Properties and are eliminated in the consolidated financial statements. Total revenues for Sunrise Management Services increased 23% to $82 million for the three months ended March 31, 2002 from $67 million for the three months ended March 31, 2001. This increase was primarily due to the growth in the number of facilities operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of facilities operated or managed increased 11% to 191 facilities at March 31, 2002, up from 172 facilities at March 31, 2001. This growth resulted from the completion and opening of 19 additional facilities and the addition of four managed facilities, partially offset by three third party management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 48% increase in the number of facilities in unconsolidated joint ventures (77 versus 52), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

         Operating Expenses. Sunrise Management Services operating expenses include all operating expenses of facilities managed for unconsolidated joint ventures and third-party owners and Sunrise Properties. Total operating expenses for the three months ended March 31, 2002 increased 24% to $75 million from $60 million for the three months ended March 31, 2001. Management and contract services expenses for the three months ended March 31, 2002 increased $14 million, or 25%, to $69 million from $55 million for the three months ended March 31, 2001. This increase was directly related to the increase in the number of communities operated by Management Services. General and administrative expenses increased $500,000 to $5.5 million for the three

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended March 31, 2002 from $5 million for the three months ended March 31, 2001. The general and administrative expenses for Sunrise Management Services continue to increase due to the substantial growth in the number of facilities operated during the last twelve months.

         SUNRISE PROPERTIES

         Sunrise Properties is responsible for our real estate operations, including development, construction, project and permanent financing and property sales. As of March 31, 2002, Sunrise Properties wholly owned 87 communities, a 9% decrease from the 95 communities wholly owned as of March 31, 2001, reflecting the sale during the quarter of an 80% interest in 12 formerly wholly owned communities and the opening during the quarter of four wholly owned communities. In addition, Sunrise Properties has majority or controlling ownership interests in four communities and minority ownership interests in another 77 communities.

         The following table sets forth the components of Sunrise Properties net income (in thousands):

                                                          Three Months Ended
                                                              March 31,
--------------------------------------------------------------------------------------
                                                    2002                     2001
--------------------------------------------------------------------------------------
Operating revenue:
   Resident fees                                  $66,796                  $62,568
   Management and contract services                   674                    1,321
   Income from property sales                      12,252                   20,504
--------------------------------------------------------------------------------------
      Total operating revenue                      79,722                   84,393
Operating expenses:
   Facility operating                              44,432                   41,815
   Management and contract services                 6,275                    5,403
   Facility development and pre-rental              2,568                    1,741
   General and administrative                         747                    1,002
   Depreciation and amortization                    6,341                    6,389
   Facility lease                                   2,167                    2,656
--------------------------------------------------------------------------------------
      Total operating expenses                     62,530                   59,006
--------------------------------------------------------------------------------------

Operating income                                   17,192                   25,387
Interest expense, net                              (6,297)                  (8,273)
Equity in losses of unconsolidated
  assisted living facilities                          (52)                    (531)
Minority interest                                    (101)                     (25)
Provision for income taxes                         (4,082)                  (6,458)
--------------------------------------------------------------------------------------
Sunrise Properties net income                     $ 6,660                  $10,100
--------------------------------------------------------------------------------------

         Note: Management and contract services expense includes an intercompany management fee for facilities owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $6,275 and $5,403 for the three months ended March 31, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements.

         Income from property sales has resulted from the following transactions:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the first quarter of 2002, we recognized $1 million of gains previously deferred on asset sales during 2001 as a result of certain contingencies being met in the first quarter of 2002. Also, we recognized $11 million of gain from the sale/long-term manage back transaction in the first quarter of 2002.

         Operating Revenue. Sunrise Properties revenues include resident fees from our owned properties, management and contract service revenues from pre-opening services contracts with third parties, and income from the sales of properties. Sunrise Properties revenues decreased 6% to $80 million for the three months ended March 31, 2002 from $84 million for the three months ended March 31, 2001. Resident fees, including community fees, for the three months ended March 31, 2002 increased $4 million, or 7%, to $67 million from $63 million for the three months ended March 31, 2001. This increase was due primarily to a $6 million increase in resident fees from stabilized communities compared to the prior year period and a $5 million increase in resident fees generated from the operations of nine consolidated assisted living facilities open during the first quarter of 2002 that were not open in the same period in the prior year. Offsetting this increase, in part, was a decrease of $7 million due to the sale of nine communities sold in early 2001 and four communities sold at the end of the fourth quarter in 2001.

         Average resident occupancy for our 93 stabilized communities for the three months ended March 31, 2002 was 89.2% compared to 91.2% for our 83 communities stabilized for the three months ended March 31, 2001. We attribute the stabilized occupancy drop to the change in composition of the stabilized portfolio. Our sale/long-term manage back program has the effect of removing seasoned homes from the stabilized portfolio as less mature homes are added each quarter. Four newly stabilized homes entered the stabilized portfolio in the first quarter of 2002 and had a blended occupancy of 69.8%. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized home. For the 79 communities owned and stabilized in the three months ended March 31, 2002 and 2001, average resident occupancy slightly decreased to 90.6% from 90.7% and operating margins increased to 34.8% from 33.6%. The strong improvement in the operating margins can be attributed to expense controls and improvement in newly stabilized homes. We define stabilized communities as those we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

         Average daily rate for stabilized communities for the three months ended March 31, 2002 was $112 compared to $104 for the three months ended March 31, 2001. For the 79 facilities owned and stabilized in the three months ended March 31, 2002 and 2001, average daily rate increased to $108 from $105. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

         Operating Expenses. Sunrise Properties operating expenses for the three months ended March 31, 2002 increased 6% to $63 million from $59 million for the three months ended March 31, 2001. Facility operating expenses for the three months ended March 31, 2002 increased 6% to $44 million from $42 million for the three months ended March 31, 2001. This increase was due primarily to a $3 million increase in facility operating expenses from the stabilized communities compared to the prior year period and a $3 million increase in facility operating expenses, generated from the operations of nine consolidated assisted living facilities open during the first quarter of 2002 that were not open in the same period in the prior year. Offsetting this increase, in part, was a

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease of $4 million due to the sale of nine communities sold in early 2001 and four communities sold at the end of the fourth quarter in 2001.

         Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned facilities. Management and contract services expense increased by 16% to $6 million for the three months ended March 31, 2002 from $5 million for the three months ended March 31, 2001. These amounts are eliminated in the consolidated financial statements. At March 31, 2002, Sunrise Properties consolidated 91 facilities compared to 99 facilities at March 31, 2001.

         Depreciation and amortization expense stayed constant at $6 million for the three months ended March 31, 2002 and 2001 as a direct result of the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of sales of properties and the opening of new properties.

         Net Interest Expense. Net interest expense decreased for the three months ended March 31, 2002 to $6 million from $8 million for the three months ended March 31, 2001. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt, during the three months ended March 31, 2002 compared to the same period in the prior year. The weighted-average interest rate on our fixed and variable rate debt for the three months ended March 31, 2002 was 6.06% compared to 6.85% for the three months ended 2001.

         CORPORATE EXPENSES

         Operating Expenses. Parent company expenses before extraordinary items were $2 million and $2 million for the three months ended March 31, 2002 and 2001, respectively.

         Provision for Income Taxes. The provision for income taxes for Sunrise was $6 million for the three months ended March 31, 2002 compared to $8 million for the three months ended March 31, 2001. The decrease is due to a decrease in pre-tax income in the first quarter of 2002 and the use of an effective tax rate of 38% for the three months ended March 31, 2002 compared to 39% for the three months ended March 31, 2001. The decrease in the effective tax rate is due to a decrease in Sunrise's state effective tax rate.

         Extraordinary Gain (Loss). In the first quarter of 2002, we recognized an extraordinary loss, net of tax, of $2 million for fees associated with our $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes. In the same period in 2001, we recognized an extraordinary gain, net of tax, of $300,000 in connection with the early extinguishment of $6 million of the outstanding 5 1/2% convertible notes.

    LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had approximately $61 million in unrestricted cash and cash equivalents, $205 million available under credit facilities and $51 million in working capital, excluding the $76 million current debt maturities. We have extension or take-out commitments on the majority of this debt and expect to refinance or pay off the debt as it matures.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Excluding current debt maturities, working capital decreased $15 million from $66 million at December 31, 2001 primarily due to an increase in deferred revenue from property sales, partially offset by an increase in cash and cash equivalents and a decrease in accounts payable.

         Net cash provided by operating activities for the three months ended March 31, 2002 and 2001 was approximately $14 million and $20 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2002 reflects the decrease in accounts payable, due to the timing of payment of invoices, offset by the extraordinary loss associated with our convertible debt and term loan activity.

         During the three months ended March 31, 2002 and 2001, net cash provided by investing activities was $110 million and $81 million, respectively. Investing activities included investment in property and equipment related to the construction of assisted living facilities that were exceeded by facility sales in the amounts of $66 million and $46 million, respectively. Also cash provided by proceeds from the sale of 12 assisted living facilities in the first quarter of 2002 amounted to $44 million plus $9 million of collections of notes receivable. In the first quarter of 2002, we invested $13 million to facilitate the development of assisted living facilities with third parties, compared to $26 million in the first quarter of 2001.

         Net cash used in financing activities was $114 million and $90 million for three months ended March 31, 2002 and 2001, respectively. Financing activities in the first quarter of 2002 and 2001 included additional borrowings of $220 million and $16 million (see Note 3 of the consolidated financial statements), respectively, offset by debt repayments of $332 million and $106 million, respectively. The increased levels of repayments are partially a result of our strategy to sell certain assisted living facilities. The additional borrowings under our credit facility during the first quarter of 2002 and 2001 were used to fund our continued development of assisted living facilities.

         To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of March 31, 2002, we had $521 million of outstanding debt at a weighted average interest rate of 6.06%. Of the amount of outstanding debt, we had $372 million of fixed-rate debt at a weighted average interest rate of 6.73% and $149 million of variable rate debt at a weighted average interest rate of 4.41%.

         On January 11, 2002, we entered into a $92 million secured term facility with Fleet National Bank, Credit Suisse First Boston Corporation and First Union National Bank in order to provide us with a committed source of funds to enable us to redeem our outstanding 5 1/2% convertible subordinated notes due June 15, 2002. Craig Callen, a director of Sunrise, is a managing director of Credit Suisse First Boston Corporation. In February 2002, we used $92 million drawn under our new term loan and approximately $18 million of our cash to redeem all of the outstanding 5 1/2% convertible notes due 2002 at a redemption price of 101.1% of the principal amount, plus accrued and unpaid interest. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. The $92 million drawn under the term loan was repaid within the same day from the proceeds of a convertible notes offering that closed in January 2002, as described below. We recorded an extraordinary loss, net of tax, of approximately $2 million during the first quarter of 2002 for fees associated with the term loan and the premium paid for the early redemption of the convertible notes.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In January 2002, we issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 2009 to Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and First Union Securities, Inc., as the initial purchasers, in a private placement. The convertible notes bear interest at 5 1/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. These notes are convertible into shares of our common stock at the conversion price of $35.84, which is equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes. The notes, which are subordinated to our existing and future senior indebtedness, are redeemable at our option commencing February 5, 2006. In addition, the holders of the convertible notes may require us to repurchase the notes upon a change of control as defined in the convertible notes.

         As of March 31, 2002, we had $76 million of debt that is due within the next twelve months. The majority of this debt is mortgage financing secured by wholly owned facilities that we expect to refinance, extend or pay off during 2002.

         We have entered into swap transactions whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. We have recorded net interest expense of $1 million in the first quarter of 2002 for swap transactions. The fair value of the swaps was negative $2 million as of March 31, 2002. Based on the fair value of the swaps at March 31, 2002, we would incur approximately $1 million of interest expense related to the swaps in 2002. The fair value of the swaps are adjusted quarterly.

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

         If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At March 31, 2002, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

         As indicated above, as part of our normal operations, we sell selected assisted living facilities and, in connection with these sales, we generally enter into long-term management

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         We currently estimate that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate facilities as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund facilities short term liquidity needs, including facilities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $82 million to complete the facilities we currently have under construction. We have entered into contracts to purchase and additional sites. The total contracted purchase price of these sites is $78 million. We estimate that it will cost approximately $443 million to develop these properties. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate facilities will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operate acquired facilities effectively. Any failure to do so may have a material adverse effect on our business, financial condition and results of operations.

         We expect that the number of operated facilities will continue to increase substantially as we pursue our development and acquisition programs for new assisted living facilities. This rapid growth will place significant demands on our management resources. Our ability to manage our growth effectively will require us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. This Statement is effective for fiscal years beginning after December 15, 2002. Upon adoption, we will be required to reclassify current and prior year's amounts to reflect this new Statement.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2002.

         We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. We have 26 facilities in which we own less than 10%, 24 facilities in which we own between 10% and 20%, 23 facilities in which we own between 20% and 30% and 4 facilities in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

         We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing. We have used interest rate swaps to manage the interest rates on some of our long-term borrowings. As of March 31, 2002, we had five interest rate swap agreements that effectively convert $125 million of floating-rate debt to fixed-rate debt. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.59%. We do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $149 million at March 31, 2002 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2 million.

         The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2002.

                                                                                                                Estimated
                                                                      Maturity Date                            Fair Market
                                  2003           2004          2005          2006         2007    Thereafter      Value
                                  ----           ----          ----          ----         ----    ----------      -----
                                                                  (dollars in thousands)
   ASSETS
   Notes receivable
     Fixed rate                 $ 1,189       $ 24,615      $  2,703       $28,967    $   400     $ 38,264      $ 96,138
      Average interest rate         7.9%         10.4%           6.0%         10.0%      10.0%        13.7%           --
     Variable rate              $  4,080            --            --            --         --           --      $  4,080
      Average interest rate         4.6%            --            --            --         --           --            --
   Investments
     Bonds                            --            --            --            --         --     $  5,750      $  5,750
      Average interest rate           --            --            --            --         --         11.0%           --

   LIABILITIES
   Debt
     Fixed rate (1)             $  1,963      $ 78,679      $127,946       $ 1,010    $ 2,515     $ 34,326      $257,649
      Average interest rate          8.6%          6.4%          7.8%          9.2%       9.4%         8.8%           --
     Variable rate              $ 74,285      $ 18,669      $ 20,553       $   200    $31,232     $  4,200      $149,139
      Average interest rate          4.3%          7.8%          4.0%          1.6%       3.0%         1.6%           --
     Convertible notes                --            --            --            --         --     $125,000      $119,850
      Average interest rate           --            --            --            --         --          5.3%           --

(1) Includes the fair value of interest rate swaps that convert $125.0 million of variable rate debt to fixed rate.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Not applicable.

    (b)  Not applicable.

    (c) On January 30, 2002, Sunrise issued and sold a total of $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 1, 2009 to Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and First Union Securities, Inc. (collectively, the "Initial Purchasers") in a private placement. The notes were sold to the Initial Purchasers at a price equal to 97% of the aggregate principal amount of the notes. The offering was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The notes are convertible at any time prior to maturity into shares of Sunrise common stock at a conversion price of $35.84 per share, subject to certain adjustments. This is equivalent to a conversion rate of approximately 27.9018 shares per $1,000 principal amount of notes.

    (d)  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit No.                Exhibit Name
----------                 ------------
    4.1             Indenture, dated as of January 30, 2002, between Sunrise and
                    First Union National Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-3
                    Registration Statement (No. 333-85622)

    4.2             Registration Rights Agreement, dated as of January 24,
                    2002, by and among Sunrise and Credit Suisse First Boston
                    Corporation, Robertson Stephens, Inc. and First Union
                    Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company's Form S-3 Registration
                    Statement (No. 333-85622)

    10.1            Credit Agreement dated as of January 11, 2002 among
                    Sunrise Assisted Living, Inc., as Borrower, Fleet National
                    Bank, as Administrative Agent, and certain lenders from time to time parties to the Credit Agreement

    10.2            Term Note dated January 11, 2002 by and between Sunrise
                    Assisted Living, Inc., the Borrower and Fleet National
                    Bank, the Lender in the principal amount of $52 million

    10.3            Term Note dated January 11, 2002 by and between Sunrise
                    Assisted Living, Inc., the Borrower and First Union
                    National Bank, as a Lender in the principal amount of $15 million

    10.4            Term Note dated January 11, 2002 by and between Sunrise
                    Assisted Living, Inc., the Borrower and Credit Suisse
                    First Boston, Cayman Island Branch, as a Lender in the principal amount of $25 million

    10.5 Guaranty dated January 11, 2002 by and between certain subsidiaries of Sunrise Assisted Living Investments, Inc.,
                    Sunrise Assisted Living Investments, Inc., (jointly and severally, the Guarantors) for the benefit of Fleet National
                    Bank, as administrative agent for the Lenders

    10.6            Master Credit Facility Agreement by and between Sunrise
                    Riverside Assisted Living, L.P., Sunrise Parma Assisted
                    Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C.,
                    Sunrise Wall Assisted Living, L.L.C., Sunrise Weston
                    Assisted Living, Limited Partnership and Glaser Financial
                    Group, Inc. dated as of November 29, 2001, as amended

(b)       REPORTS ON FORM 8-K

         On January 15, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to announce that on February 12, 2002 it will redeem all of the remaining $108 million of its outstanding 5 1/2% convertible subordinated notes due in 2002.

         On January 22, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to announce its intention, subject to market and other conditions, to offer in a private placement approximately $100 million in Convertible Subordinated Notes due February 1, 2009.

         On January 25, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to announce that it had entered into an agreement on January 24, 2002 to sell $100 million of 5 1/4% Convertible Subordinated Notes due February 1, 2009 in a private placement.

         On January 30, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to announce that it had closed its issuance and sale of $125 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes due February 1, 2009.

         On February 12, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to provide information on Exhibit 99.1 to be included in its slideshow presentation.

         On February 28, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to revise Exhibit 99.1 to be included in its slideshow presentation.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SUNRISE ASSISTED LIVING, INC.
                                          (Registrant)



   Date:    May 14, 2002                  /s/ Larry E. Hulse
-------------------------------        -------------------------------------
                                          Larry E. Hulse
                                          Chief Financial Officer


   Date:    May 14, 2002                  /s/ Carl G. Adams
-------------------------------        -------------------------------------
                                          Carl G. Adams
                                          Chief Accounting Officer

                              INDEX OF EXHIBITS

       Exhibit No.                                 Exhibit Name                                       Page
       -----------                                 ------------                                       ----
           4.1              Indenture, dated as of January 30, 2002, between
                            Sunrise and First Union National Bank, as Trustee
                            (incorporated herein by reference to Exhibit 4.1 to
                            the Company's Form S-3 Registration Statement (No.
                            333-85622)

           4.2              Registration Rights Agreement, dated as of January
                            24, 2002, by and among Sunrise and Credit Suisse
                            First Boston Corporation, Robertson Stephens, Inc.
                            and First Union Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement (No.
                            333-85622)

          10.1 Credit Agreement dated as of January 11, 2002 among Sunrise Assisted Living, Inc., as Borrower,
                            Fleet National Bank, as Administrative Agent, and certain lenders from time to time parties to the Credit Agreement

          10.2              Term Note dated January 11, 2002 by and between
                            Sunrise Assisted Living, Inc., the Borrower and
                            Fleet National Bank, the Lender in the principal amount of $52 million

          10.3              Term Note dated January 11, 2002 by and between
                            Sunrise Assisted Living, Inc., the Borrower and
                            First Union National Bank, as a Lender in the principal amount of $15 million

          10.4              Term Note dated January 11, 2002 by and between
                            Sunrise Assisted Living, Inc., the Borrower and
                            Credit Suisse First Boston, Cayman Island Branch, as a Lender in the principal amount of $25 million

          10.5 Guaranty dated January 11, 2002 by and between certain subsidiaries of Sunrise Assisted Living
                            Investments, Inc., Sunrise Assisted Living
                            Investments, Inc., (jointly and severally, the Guarantors) for the benefit of Fleet National
                            Bank, as administrative agent for the Lenders

          10.6              Master Credit Facility Agreement by and between
                            Sunrise Riverside Assisted Living, L.P., Sunrise
                            Parma Assisted Living, L.L.C., Sunrise Wilton
                            Assisted Living, L.L.C., Sunrise Wall Assisted
                            Living, L.L.C., Sunrise Weston Assisted Living,
                            Limited Partnership and Glaser Financial Group,
                            Inc. dated as of November 29, 2001, as amended