Form 10-Q
period 2002-06-30
SUNRISE ASSISTED LIVING INC
filed 2002-08-14
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Period Ended June 30, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From                               to

Commission file number:     0-20765

SUNRISE ASSISTED LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	54-1746596 (I.R.S.Employer Identification No.)

7902 Westpark Drive
McLean, Virginia 22102
(Address of principal executive offices)

(703) 273-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No

                 As of August 1, 2002, there were 22,811,781 shares of the Registrant’s Common Stock outstanding.

SUNRISE ASSISTED LIVING, INC.

Form 10-Q

June 30, 2002

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$53,157	$50,275
Accounts receivable, net	25,387	23,252
Notes receivable — affiliates	5,431	1,294
Deferred income taxes	10,130	21,736
Prepaid expenses and other current assets	24,204	20,920

Total current assets	118,309	117,477
Property and equipment, net	772,405	841,414
Notes receivable — affiliates	97,902	94,305
Management contracts and leaseholds, net	12,578	22,999
Costs in excess of assets acquired, net	32,749	32,749
Investments in unconsolidated assisted living facilities	44,046	36,589
Investments	5,750	5,750
Other assets	24,805	26,332

Total assets	$1,108,544	$1,177,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,182	$12,164
Accrued expenses and other current liabilities	36,167	32,117
Deferred revenue	32,215	7,468
Current maturities of long-term debt	57,082	26,925

Total current liabilities	128,646	78,674
Long-term debt, less current maturities	453,985	603,831
Investments in unconsolidated assisted living facilities	2,249	2,284
Deferred income taxes	73,416	72,016
Other long-term liabilities	7,139	7,658

Total liabilities	665,435	764,463
Minority interests	2,597	2,451
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,811,081 and 22,166,406 shares issued and outstanding in 2002 and 2001, respectively	228	222
Additional paid-in capital	323,594	310,423
Retained earnings	123,204	104,270
Deferred compensation — restricted stock	(3,720)	—
Accumulated other comprehensive loss	(2,794)	(4,214)

Total stockholders’ equity	440,512	410,701

Total liabilities and stockholders’ equity	$1,108,544	$1,177,615

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenue:
Resident fees	$59,591	$61,670	$126,387	$124,238
Management and contract services	45,244	23,806	77,313	44,783
Income from property sales	15,053	18,045	27,305	38,549

Total operating revenue	119,888	103,521	231,005	207,570

Operating expenses:
Facility operating	40,731	40,364	85,163	82,179
Management and contract services	35,645	15,867	60,105	29,011
Facility development and pre-rental	2,275	1,669	4,843	3,410
General and administrative	8,992	8,244	17,135	15,651
Depreciation and amortization	6,776	6,829	13,568	14,294
Facility lease	2,052	2,571	4,219	5,227

Total operating expenses	96,471	75,544	185,033	149,772

Income from operations	23,417	27,977	45,972	57,798
Interest income (expense):
Interest income	2,991	3,362	5,869	6,580
Interest expense	(7,973)	(9,793)	(17,186)	(21,284)

Total interest expense	(4,982)	(6,431)	(11,317)	(14,704)
Equity in earnings (losses) of unconsolidated assisted living facilities	98	(206)	47	(620)
Minority interests	(45)	(197)	(146)	(222)

Income before income taxes	18,488	21,143	34,556	42,252
Provision for income taxes	(7,025)	(8,245)	(13,131)	(16,478)

Net income before extraordinary gain (loss)	11,463	12,898	21,425	25,774

Extraordinary gain (loss), net of tax	—	211	(2,490)	526

Net income	$11,463	$13,109	$18,935	$26,300

Net income per common share:
Basic:
Net income before extraordinary gain (loss)	$0.51	$0.60	$0.96	$1.19
Extraordinary gain (loss)	—	0.01	(0.11)	0.02

Basic net income per common share	$0.51	$0.61	$0.84	$1.21

Diluted:
Net income before extraordinary gain (loss)	$0.47	$0.54	$0.89	$1.09
Extraordinary gain (loss)	—	0.01	(0.09)	0.02

Diluted net income per common share	$0.47	$0.55	$0.79	$1.11

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)

Operating activities
Net income	$18,935	$26,300
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(14,271)	(28,820)
Equity in earnings of unconsolidated assisted living facilities	(47)	620
Minority interests	146	222
Provision for bad debts	389	939
Provision for deferred income taxes	11,605	16,815
Depreciation and amortization	13,568	14,294
Amortization of financing costs and discount on long-term debt	2,129	1,682
Extraordinary (gain) loss, net of tax	2,490	(526)
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(3,435)	(5,073)
Prepaid expenses and other current assets	(2,924)	565
Other assets	1,166	(135)
Increase (decrease):
Accounts payable and accrued expenses	(9,081)	(736)
Deferred revenue	344	278
Other liabilities	2,946	(1,609)

Net cash provided by operating activities	23,960	24,816

Investing activities
Proceeds from sale of properties	53,681	33,435
Investment in property and equipment, net	52,093	(2,419)
Increase in investments and notes receivable	(28,246)	(84,359)
Proceeds from investments and notes receivable	22,447	95,822
Decrease in restricted cash and cash equivalents	4,985	418
Contributions to investments in unconsolidated assisted living facilities	(6,913)	(5,455)

Net cash provided by investing activities	98,047	37,442

Financing activities
Net proceeds from exercised options	9,456	2,682
Additional borrowings under long-term debt	270,755	181,973
Repayment of long-term debt	(392,984)	(239,719)
Financing costs paid	(6,352)	(4,606)

Net cash used in financing activities	(119,125)	(59,670)

Net increase in cash and cash equivalents	2,882	2,588
Cash and cash equivalents at beginning of period	50,275	42,874

Cash and cash equivalents at end of period	$53,157	$45,462

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2002 and 2001 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in Sunrise’s 2001 Annual Report on Form 10-K. Operating results for the three-and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     Certain 2001 balances have been reclassified to conform with the 2002 presentation.

2. Significant Accounting Policies

Goodwill and Other Intangible Assets

     On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed its initial test for goodwill impairment using the two-step process prescribed in Statement 142. Based on the results of this test, the Company was not required to record an impairment charge. Diluted net income and diluted earnings per share before extraordinary items would have been $15 million and $0.55 per share for the second quarter of 2001 and $29 million and $1.12 per share for the first six months of 2001 if Statement 142 had been applied to 2001.

3. Commitments

     Sunrise has entered into contracts to purchase properties for development of additional assisted living facilities. Total contracted purchase price of these sites amounts to $92 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its joint ventures, has guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and has provided operating deficit guarantees as a part

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of certain management contracts. In addition to the guarantees disclosed in its 2001 Annual Report on Form 10-K, Sunrise guaranteed an additional $16 million of debt during the first six months of 2002 on five properties. All five properties are owned in joint ventures with Sunrise ownership ranging from 20% to 50%. Of the $16 million in additional guarantees, $2 million will be removed upon the stabilization of two properties, $10 million will be removed upon completion of construction and stabilization of one property and $4 million will be removed upon the placement of permanent debt financing on two properties.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator for basic net income per share:
Net income before extraordinary gain (loss)	$11,463	$12,898	$21,425	$25,774
Extraordinary gain (loss), net of tax	—	211	(2,490)	526

Net income	$11,463	$13,109	$18,935	$26,300

Numerator for diluted net income per share:
Net income before extraordinary gain (loss)	$11,463	$12,898	$21,425	$25,774
Assumed conversion of convertible notes, net of tax	1,119	1,317	2,348	2,653

Diluted net income before extraordinary gain (loss)	12,582	14,215	23,773	28,427
Extraordinary gain (loss), net of tax	—	211	(2,490)	526

Diluted net income	$12,582	$14,426	$21,283	$28,953

Denominator:
Denominator for basic net income per common share-weighted average shares	22,525	21,662	22,433	21,633
Effect of dilutive securities:
Employee stock options and restricted stock	760	951	726	552
Convertible notes	3,488	3,832	3,618	3,880

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	26,773	26,445	26,777	26,065

Basic net income per common share:
Net income before extraordinary gain (loss)	$0.51	$0.60	$0.96	$1.19
Extraordinary gain (loss), net of tax	—	0.01	(0.11)	0.02

Net income	$0.51	$0.61	$0.84	$1.21

Diluted net income per common share:
Net income before extraordinary gain (loss)	$0.47	$0.54	$0.89	$1.09
Extraordinary gain (loss), net of tax	—	0.01	(0.09)	0.02

Net income	$0.47	$0.55	$0.79	$1.11

     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from unconsolidated partnerships or limited liability companies of $19 million as of both June 30, 2002 and June 30, 2001, which relate primarily to development activities.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	As of June 30,
	2002	2001

Assets, principally property and equipment	$1,133,808	$746,851
Liabilities, principally long-term debt	838,678	544,574
Equity	295,130	202,277

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$67,111	$43,691	$118,172	$78,789
Net loss	(6,216)	(6,376)	(12,712)	(15,174)

     Total revenues from related unconsolidated entities was $39 million and $19 million for the three months ended June 30, 2002 and 2001, respectively, and $66 million and $35 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

6. Information about Sunrise’s Segments

     Sunrise reports the results of its operations by its two operating segments – Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each segment and develops Sunrise’s strategy and overall business plan and coordinates the activities of all business segments. Sunrise Management Services provides full-service assisted living management services, in the U.S. and internationally, for all homes owned by Sunrise or managed by Sunrise for third-parties. Sunrise Management Services also provides consulting services on market and site selection and pre-opening sales and marketing. Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2002	2001	2002	2001

Operating Revenue:
Sunrise Management Services	$91,097	$69,040	$173,199	$135,915
Sunrise Properties	75,386	80,633	155,108	165,026
Elimination of intersegment revenue	(46,595)	(46,152)	(97,302)	(93,371)

Total consolidated operating revenue	119,888	103,521	231,005	207,570

Operating Expenses:
Sunrise Management Services	83,098	62,072	157,948	122,456
Sunrise Properties	58,039	57,038	120,569	116,162
Elimination of intersegment expenses	(46,595)	(46,152)	(97,302)	(93,371)

Total consolidated operating expenses	94,542	72,958	181,215	145,247

Segment operating income	25,346	30,563	49,790	62,323
Reconciliation to net income:
Corporate operating expenses	1,929	2,586	3,818	4,525

Income from operations	23,417	27,977	45,972	57,798
Interest expense, net	(4,982)	(6,431)	(11,317)	(14,704)
Equity in earnings (losses) of unconsolidated assisted living facilities	98	(206)	47	(620)
Minority interests	(45)	(197)	(146)	(222)
Provision for income taxes	(7,025)	(8,245)	(13,131)	(16,478)

Total consolidated net income before extraordinary gain (loss)	11,463	12,898	21,425	25,774
Extraordinary gain (loss), net of tax	—	211	(2,490)	526

Total consolidated net income	$11,463	$13,109	$18,935	$26,300

7. Comprehensive Income

     Total comprehensive income was $11 million and $13 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and $20 million and $26 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps.

8. Property Sale / Long-Term Manage Back Program

     On June 27, 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture owned 80% by CalPERS and 20% by Sunrise for an aggregate sales price of $30 million. Sunrise will continue to operate the properties under long-term management agreements. The properties had a combined book value of approximately $18 million. Based on the sale of an 80% interest and transaction costs of approximately $200,000, Sunrise expects to realize up to $9 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the second quarter of 2002.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Restricted Stock

     The Company’s stockholders approved the 2002 stock option and restricted stock plan at the Company’s annual meeting of stockholders held on May 17, 2002. On March 21, 2002, a total of 148,100 shares of restricted stock were granted to Paul J. Klaassen, Chairman of the Board and Chief Executive Officer, and Thomas B. Newell, President, subject to approval of the 2002 stock option and restricted stock plan at the 2002 annual meeting of stockholders. These grants vest over three to ten years. Unvested amounts are reflected in the balance sheet and represent the fair value of shares at the date of grant, which will be amortized as compensation expense over the period of vesting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2001 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of assisted living services for seniors. At June 30, 2002, we operated or managed 196 properties in 23 states and the District of Columbia, seven in Canada and two in the United Kingdom, with a resident capacity of more than 16,200 residents, including 89 properties that are wholly owned by us, four properties in which we have a controlling interest, 84 properties in which we have minority ownership interests and 28 properties managed for third parties. We provide assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. We also provide additional specialized care and services to residents who require more frequent and intensive assistance or increased care and care programs and services to help cognitively impaired residents, including residents with Alzheimer’s disease. By offering this full range of services, we believe we are better able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

     Our business strategy includes:

•	Expanding our position as a provider of high quality assisted living services by developing new prototype properties in major markets in the United States;

•	Growing the number of properties that we operate and have interests in outside the United States;

•	Maintaining and expanding our position as a preferred provider of assisted living management services;

•	Continuing our sale/long-term manage back program as a normal part of our operations; and

•	Selectively acquiring properties or interests in properties that complement our current property portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies which include the development of properties, both wholly owned or through joint ventures, the estimates associated with financing and managing such properties, and the selling of completed properties. As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its joint ventures, has guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and has provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2001 Annual Report on Form 10-K, we guaranteed an additional $16 million of debt during the first six months of 2002 on five properties. All five properties are owned in joint ventures with our ownership ranging from 20% to 50%. Of the $16 million in additional guarantees, $2 million will be removed upon the stabilization of two properties, $10 million will be removed upon completion of construction and stabilization of one property and $4 million will be removed upon the placement of permanent debt financing on two properties.

     On June 27, 2002, we completed the sale/long-term manage back of two assisted living properties to a real estate joint venture owned 80% by CalPERS and 20% by Sunrise for an aggregate sales price of $30 million. We will continue to operate the properties under long-term management agreements. The properties had a combined book value of approximately $18 million. Based on the sale of an 80% interest and transaction costs of approximately $200,000, we expect to realize up to $9 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the second quarter of 2002.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) resident fees for the delivery of assisted living services, (2) management and contract services income for management and contract services of properties owned by unconsolidated joint ventures and other third parties and (3) income from property sales. Historically, most of our operating revenues have come from resident fees and management and contract services. Resident fees and management contract services comprised 87% and 83% of total operating revenues for the three months ended June 30, 2002 and June 30, 2001, respectively, and 88% and 81% for the six months ended June 30, 2002 and June 30, 2001, respectively. The balance of our total operating revenues was derived from income from property sales.

     Residents, their families or other responsible parties typically pay resident fees monthly. For the three and six months ended June 30, 2002 and June 30, 2001, approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program.

     Management and contract services income represents fees from long-term contracts for properties owned by unconsolidated joint ventures and other third party owners. Management services income includes management fees for operating properties, which are generally in the range

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of 5% to 8% of a managed property’s total operating revenue for homes in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services.

     Income from property sales represents the gain recognized from the sale of assisted living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

     We classify our operating expenses into the following categories: (1) facility operating, which includes labor, food, marketing and other direct facility expenses; (2) management and contract services, which includes operating expenses reimbursable to us; (3) facility development and pre-rental, which includes non-capitalized development expenses and pre-rental labor and marketing expenses; (4) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represents rental expenses for properties not owned by us.

     We have two business segments: Sunrise Management Services and Sunrise Properties.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Consolidated

     We continued to experience growth in operations over the 12 months ended June 30, 2002 and continued to capitalize on our brand awareness by accepting third-party management and development contracts. During this period, we began operating 23 additional properties in which we have an ownership interest and managing 10 additional properties for independent third parties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa.

     Total operating revenue increased to $120 million for the three months ended June 30, 2002 from $104 million for the three months ended June 30, 2001. Net income decreased by $2 million to $11 million for the three months ended June 30, 2002, or $0.47 per share (diluted), from $13 million for the three months ended June 30, 2001 (including an after tax extraordinary gain of $200,000 million), or $0.55 per share (diluted). The decrease in net income between June 2002 and June 2001 periods was mainly due to a decrease in income from property sales relating primarily to the timing of property sales.

     Sunrise Management Services

     Sunrise Management Services provides full-service assisted living management services, both in the United States and internationally, for all properties that are owned or managed by us. In addition, Sunrise Management Services provides management and pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The following table sets forth the components of Sunrise Management Services net income (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Operating revenue:
Management and contract services	$91,097	$69,040
Operating expenses:
Management and contract services	76,375	56,231
General and administrative	6,247	5,463
Depreciation and amortization	476	378

Total operating expenses	83,098	62,072

Operating income	7,999	6,968
Provision for income taxes	(3,040)	(2,717)

Sunrise Management Services net income	$4,959	$4,251

Note: Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $46,595 and $46,152 for the second quarter of 2002 and 2001, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for facilities managed by Sunrise Management Services for Sunrise Properties in amounts totaling $40,730 and $40,364 for the second quarter of 2002 and 2001, respectively, which is also eliminated in the consolidated financial statements.

     Operating Revenue. Sunrise Management Services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners and internal management services revenues for services provided to Sunrise Properties. Internal fees reflect estimated market-based fees for the management services provided to Sunrise Properties and are eliminated in the consolidated financial statements. Total revenues for Sunrise Management Services increased 32% to $91 million for the three months ended June 30, 2002 from $69 million for the three months ended June 30, 2001. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of properties operated or managed increased 16% to 205 facilities at June 30, 2002, up from 177 facilities at June 30, 2001. This growth resulted from the completion and opening of 23 additional properties and the addition of 10 managed properties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 58% increase in the number of properties in unconsolidated joint ventures (84 versus 53), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Operating Expenses. Sunrise Management Services operating expenses include all operating expenses of properties managed for unconsolidated joint ventures and third-party owners and Sunrise Properties. Total operating expenses for the three months ended June 30, 2002 increased 34% to $83 million from $62 million for the three months ended June 30, 2001. Management and contract services expenses for the three months ended June 30, 2002 increased $20 million, or 36%,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to $76 million from $56 million for the three months ended June 30, 2001. This increase was directly related to the increase in the number of properties operated by Management Services. General and administrative expenses increased $1 million to $6 million for the three months ended June 30, 2002 from $5 million for the three months ended June 30, 2001. The general and administrative expenses for Sunrise Management Services continue to increase due to the substantial growth in the number of properties operated during the last twelve months.

     Sunrise Properties

     Sunrise Properties is responsible for our real estate operations, including development, construction, project and permanent financing and property sales. As of June 30, 2002, Sunrise Properties wholly owned 89 properties, a 10% decrease from the 99 properties wholly owned as of June 30, 2001, reflecting the sale during the last twelve months of an 75% to 80% interest in 18 formerly wholly owned properties and the opening during the last twelve months of eight wholly owned properties. In addition, Sunrise Properties has majority or controlling ownership interests in four properties and minority ownership interests in another 84 properties.

     The following table sets forth the components of Sunrise Properties net income (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Operating revenue:
Resident fees	$59,591	$61,670
Management and contract services	742	918
Income from property sales	15,053	18,045

Total operating revenue	75,386	80,633
Operating expenses:
Facility operating	40,730	40,364
Management and contract services	5,865	5,788
Facility development and pre-rental	2,275	1,669
General and administrative	908	674
Depreciation and amortization	6,209	5,972
Facility lease	2,052	2,571

Total operating expenses	58,039	57,038

Operating income	17,347	23,595
Interest expense, net	(4,982)	(6,431)
Equity in losses of unconsolidated assisted living facilities	98	(206)
Minority interest	(45)	(197)
Provision for income taxes	(4,719)	(6,537)

Sunrise Properties net income	$7,699	$10,224

     Note: Management and contract services expense includes an intercompany management fee for facilities owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $5,865 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

$5,788 for the three months ended June 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements.

     Income from property sales has resulted from the following transactions:

     During the second quarter of 2002, we recognized $13 million of gains previously deferred on asset sales during 2001 and the first quarter of 2002 as a result of certain contingencies being met in the second quarter of 2002. Also, we recognized $2 million of gain from the sale/long-term manage back transaction in the second quarter of 2002.

     Operating Revenue. Sunrise Properties revenues include resident fees from our owned properties, management and contract service revenues from pre-opening services contracts with third parties, and income from the sales of properties. Sunrise Properties revenues decreased 7% to $75 million for the three months ended June 30, 2002 from $81 million for the three months ended June 30, 2001, primarily due to a decrease in resident fees and to the above-described decrease in income from property sales. Resident fees, including community fees, for the three months ended June 30, 2002 decreased $2 million, or 3%, to $60 million from $62 million for the three months ended June 30, 2001. This decrease was due primarily to a $4 million decrease as a result of the sale of five properties in the second half of 2001 and a $10 million decrease as a result of the sale of 12 properties at the end of the first quarter of 2002. Offsetting this decrease, in part, was an increase of $6 million in resident fees from the stabilized properties and $6 million in resident fees from the lease-up properties, which includes $3 million in resident fees generated from the operation of nine consolidated assisted living properties open during the second quarter of 2002 that were not open in the same period in the prior year.

     Average resident occupancy for our 84 stabilized properties for the three months ended June 30, 2002 was 89.1% compared to 90.6% for our 88 properties stabilized for the three months ended June 30, 2001. We attribute the stabilized occupancy decrease to the change in composition of the stabilized portfolio. Our sale/long-term manage back program has the effect of removing seasoned properties from the stabilized portfolio as less mature properties are added each quarter. Two newly stabilized properties entered the stabilized portfolio in the second quarter of 2002 and had a blended occupancy of 73%. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized property. For the 73 properties owned and stabilized in the three months ended June 30, 2002 and 2001, average resident occupancy slightly increased to 91.1% from 90.6% and operating margins decreased to 34.4% from 34.6%. We define stabilized properties as those we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for stabilized properties for the three months ended June 30, 2002 was $111 compared to $104 for the three months ended June 30, 2001. For the 73 properties owned and stabilized in the three months ended June 30, 2002 and 2001, average daily rate increased to $108 from $102. The increase is due to the inclusion of additional prototype properties that have higher basic care rates and a general increase in the basic care rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses. Sunrise Properties operating expenses for the three months ended June 30, 2002 increased 2% to $58 million from $57 million for the three months ended June 30, 2001. Facility operating expenses for the three months ended June 30, 2002 increased 1% to $41 million from $40 million for the three months ended June 30, 2001. This increase was due primarily to a $3 million increase in facility operating expenses from the stabilized properties and a $5 million increase in facility operating expenses from the lease-up properties, which includes $3 million in facility operating expenses generated from the operations of nine consolidated assisted living properties open during the second quarter of 2002 that were not open in the same period in the prior year. Offsetting this increase, in part, was a decrease of $2 million due to the sale of five properties in the second half of 2001 and $5 million due to the sale of 12 properties at the end of first quarter of 2002.

     Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties. Management and contract services expense remained constant at $6 million for the three months ended June 30, 2002 and June 30, 2001. These amounts are eliminated in the consolidated financial statements. At June 30, 2002, Sunrise Properties consolidated 93 properties compared to 103 properties at June 30, 2001.

     Depreciation and amortization expense remained constant at $6 million for the three months ended June 30, 2002 and 2001 as a direct result of the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of sales of properties and the opening of new properties.

     Net Interest Expense. Net interest expense decreased for the three months ended June 30, 2002 to $5 million from $6 million for the three months ended June 30, 2001. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt, during the three months ended June 30, 2002 compared to the same period in the prior year. The weighted-average interest rate on our fixed and variable rate debt at June 30, 2002 was 6.06% compared to 6.32% at June 30, 2001.

     Corporate Expenses

     Operating Expenses. Parent company expenses before extraordinary items were $2 million and $3 million for the three months ended June 30, 2002 and 2001, respectively.

     Provision for Income Taxes. The provision for income taxes for Sunrise was $7 million for the three months ended June 30, 2002 compared to $8 million for the three months ended June 30, 2001. The decrease is due to a decrease in pre-tax income in the second quarter of 2002 and the use of an effective tax rate of 38% for the three months ended June 30, 2002 compared to 39% for the three months ended June 30, 2001. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Consolidated

     Total operating revenue increased to $231 million for the six months ended June 30, 2002 from $208 million for the six months ended June 30, 2001. Net income decreased by $7 million to $19 million for the six months ended June 30, 2002 (including an after tax extraordinary loss of $2 million), or $0.79 per share (diluted), from $26 million for the six months ended June 30, 2001 (including an after tax extraordinary gain of $500,000), or $1.11 per share (diluted). The decrease in net income between June 2002 and June 2001 periods was mainly due to a decrease in income from property sales. In addition, we recorded an extraordinary loss, after tax, of $2 million during the first quarter of 2002 for fees associated with our $92 million term loan and the premium paid for the early redemption of the convertible notes.

     Sunrise Management Services

     The following table sets forth the components of Sunrise Management Services net income (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Operating revenue:
Management and contract services	$173,199	$135,915
Operating expenses:
Management and contract services	145,267	111,190
General and administrative	11,813	10,510
Depreciation and amortization	868	756

Total operating expenses	157,948	122,456

Operating income	15,251	13,459
Provision for income taxes	(5,795)	(5,249)

Sunrise Management Services net income	$9,456	$8,210

Note: Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $97,302 and $93,371 for the six months ended June 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for facilities managed by Sunrise Management Services for Sunrise Properties in amounts totaling $85,162 and $82,179 for the six months ended June 30, 2002 and 2001, respectively, which is also eliminated in the consolidated financial statements.

     Operating Revenue. Total revenues for Sunrise Management Services increased 27% to $173 million for the six months ended June 30, 2002 from $136 million for the six months ended June 30, 2001. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of properties operated or managed increased 16% to 205 properties at June 30, 2002, up from 177 facilities at June 30, 2001. This growth resulted from the completion and opening of 23 additional properties and the addition of 10 managed properties, partially offset by four third party

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 58% increase in the number of properties in unconsolidated joint ventures (84 versus 53), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Operating Expenses. Total operating expenses for the six months ended June 30, 2002 increased 29% to $158 million from $122 million for the six months ended June 30, 2001. Management and contract services expenses for the six months ended June 30, 2002 increased $34 million, or 31%, to $145 million from $111 million for the six months ended June 30, 2001. This increase was directly related to the increase in the number of properties operated by Management Services. General and administrative expenses increased $1 to $12 million for the six months ended June 30, 2002 from $11 million for the six months ended June 30, 2001. The general and administrative expenses for Sunrise Management Services continue to increase due to the substantial growth in the number of properties operated during the last twelve months.

     Sunrise Properties

     The following table sets forth the components of Sunrise Properties net income (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Operating revenue:
Resident fees	$126,387	$124,238
Management and contract services	1,416	2,239
Income from property sales	27,305	38,549

Total operating revenue	155,108	165,026
Operating expenses:
Facility operating	85,162	82,179
Management and contract services	12,140	11,192
Facility development and pre-rental	4,843	3,410
General and administrative	1,655	1,676
Depreciation and amortization	12,550	12,478
Facility lease	4,219	5,227

Total operating expenses	120,569	116,162

Operating income	34,539	48,864
Interest expense, net	(11,279)	(14,704)
Equity in earnings (losses) of unconsolidated assisted living facilities	47	(620)
Minority interest	(146)	(222)
Provision for income taxes	(8,801)	(12,994)

Sunrise Properties net income	$14,360	$20,324

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Note: Management and contract services expense includes an intercompany management fee for facilities owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $12,140 and $11,192 for the six months ended June 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements.

     Income from property sales has resulted from the following transactions:

     During the six months ended June 30, 2002, we recognized $3 million of gains previously deferred on asset sales during 2001 as a result of certain contingencies being met in the first half of 2002. Also, we recognized $24 million of gain from the sale/long-term manage back transactions in the first half of 2002.

     Operating Revenue. Sunrise Properties revenues decreased 6% to $155 million for the six months ended June 30, 2002 from $165 million for the six months ended June 30, 2001, primarily due to the above-described decrease in income from property sales. Resident fees, including community fees, for the six months ended June 30, 2002 increased $2 million, or 2%, to $126 million from $124 million for the six months ended June 30, 2001. This increase was due primarily to a $10 million increase in resident fees from stabilized properties and a $11 million increase in resident fees from the lease-up properties, which includes $3 million in resident fees generated from the operation of nine consolidated assisted living properties open during the first half of 2002 that were not open in the same period in the prior year. Offsetting this increase, in part, was a decrease of $11 million due to the sale of 14 properties sold in 2001 and $8 million due to the sale of 12 properties sold at the end of the first quarter of 2002.

     Operating Expenses. Sunrise Properties operating expenses for the six months ended June 30, 2002 increased 4% to $121 million from $116 million for the six months ended June 30, 2001. Facility operating expenses for the six months ended June 30, 2002 increased $3 million, or 4%, to $85 million from $82 million for the six months ended June 30, 2001. This increase was due primarily to a $5 million increase in facility operating expenses from the stabilized properties and a $9 million increase in facility operating expenses from the lease-up properties, which includes $3 million in facility operating expenses attributable to the operation of nine consolidated assisted living properties open during the first half of 2002 that were not open in the same period in the prior year. Offsetting this increase, in part, was a decrease of $6 million due to the sale of 14 properties sold in 2001 and $5 million due to the sale of 12 properties sold at the end of the first quarter of 2002.

     Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties. Management and contract services expense increased by 8% to $12 million for the six months ended June 30, 2002 from $11 million for the six months ended June 30, 2001. These amounts are eliminated in the consolidated financial statements. At June 30, 2002, Sunrise Properties consolidated 93 properties compared to 103 properties at June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Depreciation and amortization expense remained constant at $12 million for the six months ended June 30, 2002 and 2001 as a direct result of the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of sales of properties and the opening of new properties.

     Net Interest Expense. Net interest expense decreased for the six months ended June 30, 2002 to $11 million from $15 million for the six months ended June 30, 2001. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt, during the six months ended June 30, 2002 compared to the same period in the prior year. The weighted-average interest rate on our fixed and variable rate debt at June 30, 2002 was 6.06% compared to 6.32% at June 30, 2001.

     Corporate Expenses

     Operating Expenses. Parent company expenses before extraordinary items were $4 million and $5 million for the six months ended June 30, 2002 and 2001, respectively.

     Provision for Income Taxes. The provision for income taxes for Sunrise was $13 million for the six months ended June 30, 2002 compared to $16 million for the six months ended June 30, 2001. The decrease is due to a decrease in pre-tax income for the six months ended June 30, 2002 and the use of an effective tax rate of 38% for the six months ended June 30, 2002 compared to 39% for the six months ended June 30, 2001. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

     Extraordinary Gain (Loss). During the six months ended June 30, 2002, we recognized an extraordinary loss, net of tax, of $2 million for fees associated with our $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes. In the same period in 2001, we recognized an extraordinary gain, net of tax, of $500,000 in connection with the early extinguishment of $19 million of the outstanding 5 1/2% convertible notes.

Liquidity and Capital Resources

     At June 30, 2002, we had approximately $53 million in unrestricted cash and cash equivalents, $206 million available under credit facilities and $47 million in working capital, excluding the $57 million current debt maturities. We have extensions or take-out commitments on the majority of our debt maturities and expect to refinance or pay off the debt as it matures.

     Excluding current debt maturities, working capital decreased $19 million from $66 million at December 31, 2001 primarily due to an increase in deferred revenue from property sales and a decrease in deferred tax asset, partially offset by a decrease in accounts payable and increases in cash and cash equivalents, accounts receivable and short-term notes receivable.

     Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 was approximately $24 million and $25 million, respectively. Net cash provided by operating activities for the six months ended June 30, 2002 reflects the decrease in accounts payable, due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the timing of payment of invoices, partially offset by the extraordinary loss associated with our convertible debt and term loan activity and the increase in other liabilities.

     During the six months ended June 30, 2002 and 2001, net cash provided by investing activities was $98 million and $37 million, respectively. Investing activities included investment in property and equipment related to the construction of assisted living properties that exceeded property sales in the amount of $52 million during the six months ended June 30, 2002 and property sales exceeded investment in property and equipment in the amount of $2 million in the same period in the prior year. Also cash provided by proceeds from the sale of 14 assisted living properties in the first half of 2002 amounted to $54 million plus $22 million of collections of notes receivable. In the first half of 2002, we invested $28 million to facilitate the development of assisted living properties with joint ventures, compared to $84 million in the same period in the prior year.

     Net cash used in financing activities was $119 million and $60 million for six months ended June 30, 2002 and 2001, respectively. Financing activities in the first half of 2002 and 2001 included additional borrowings of $271 million and $182 million, respectively, offset by debt repayments of $393 million and $240 million, respectively. The increased levels of repayments are partially a result of our strategy to sell certain assisted living properties. The additional borrowings under our credit facility during the first six months of 2002 and 2001 were used to fund our continued development of assisted living properties.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of June 30, 2002, we had $511 million of outstanding debt at a weighted average interest rate of 6.06%. Of the amount of outstanding debt, we had $371 million of fixed-rate debt at a weighted average interest rate of 6.73% and $140 million of variable rate debt at a weighted average interest rate of 4.29%.

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

     In January 2002, we issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 2009 to Credit Suisse First Boston Corporation,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

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

     As of June 30, 2002, we had $57 million of debt that is due within the next twelve months. The majority of this debt is mortgage financing secured by wholly owned facilities that we expect to refinance, extend or pay off during 2002.

     We have entered into swap transactions whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. We have recorded net interest expense of $2 million in the six months ended June 30, 2002. The fair value of the swaps was negative $2 million as of June 30, 2002. Based on the fair value of the swaps at June 30, 2002, we expect to incur approximately $1 million of interest expense related to the swaps for the remainder of 2002. The fair value of the swaps are adjusted quarterly.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which:

•	require us to meet specified financial tests. For example, our $300 million construction line of credit requires us to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis depending on the covenant;

•	require consent for changes in management or control of us. For example, our $300 million construction credit facility requires the lender’s consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer;

•	restrict the ability of our subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

•	require that we maintain minimum occupancy levels at our properties. For example, our $300 million construction credit facility requires that 85% occupancy be achieved after 15 months for newly opened properties with 77 units or less and 18 months for 78 units or more and, following this 15 month and 18 month period, be maintained at or above that level.

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At June 30, 2002, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     As indicated above, as part of our normal operations, we sell selected assisted living properties and, in connection with these sales, we generally enter into long-term management contracts to manage these properties and, in certain cases, retain minority interest in the properties. This strategy of selling selected assisted living properties has enabled us to reduce our debt, re-deploy our capital into new development projects and realize gains on depreciated real estate. The sale of our facilities is subject to various market conditions, including current capitalization rates, interest rates and the general economic environment. As such, we cannot assure that we can continue to sell properties or realize gains at or near amounts that have been recognized in the past. If we are unable to continue to implement our strategy of selling selected assisted living properties, our revenues and results of operations and our ability to finance the construction of new properties could be materially adversely affected.

     We currently estimate that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund properties short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $123 million to complete the properties we currently have under construction. We have entered into contracts to purchase additional sites. The total contracted purchase price of these sites is $88 million. We estimate that it will cost approximately $373 million to develop these properties. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

     Our ability to achieve our development plans will depend upon a variety of factors, many of which will be outside our control. These factors include:

•	obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new properties without experiencing significant delays;

•	completing construction of new properties on budget and on schedule;

•	the ability to work with third-party contractors and subcontractors who construct the properties;

•	shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions that could delay projects;

•	finding suitable sites for future development activities at acceptable prices; and

•	addressing changes in laws and regulations or how existing laws and regulations are applied.

     These factors also apply to developments undertaken by unconsolidated entities in which we have made investments. We cannot assure you that we will not experience delays in completing properties under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow, which would adversely impact our revenues and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERAIONS (continued)

     Our growth plan includes the acquisition of assisted living properties or interests in such properties. The success of our acquisitions will be determined by numerous factors, including our ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the properties after acquisition and our ability to integrate or operate acquired properties effectively. Any failure to do so may have a material adverse effect on our business, financial condition and results of operations.

     We expect that the number of operated properties will continue to increase substantially as we pursue our development and acquisition programs for new assisted living properties. This rapid growth will place significant demands on our management resources. Our ability to manage our growth effectively will require us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

     We believe that some assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. Consequently, the development of new assisted living properties could outpace demand. Overbuilding in our market areas could, therefore, cause us to experience decreased occupancy, depressed margins or lower operating results. We believe that each local market is different and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months.

Impact of Recently Issued Accounting Standards

     In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. This Statement is effective for fiscal years beginning after December 15, 2002. Upon adoption, we will be required to reclassify current and prior year’s amounts to reflect this new Statement.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2002.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. We have 29 properties in which we own less than 10%, 26 properties in which we own between 10% and 20%, 25 properties in which we own between 20% and 30% and four properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing. We have used interest rate swaps to manage the interest rates on some of our long-term borrowings. As of June 30, 2002, we had five interest rate swap agreements that effectively convert $125 million of floating-rate debt to fixed-rate debt. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.59%. We do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $140 million at June 30, 2002 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2002.

							Estimated
			Maturity Date				Fair Market
	2003	2004	2005	2006	2007	Thereafter	Value

			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$1,368	$25,173	$153	$9,496	$20,434	$39,908	$96,532
Average interest rate	11.5%	10.4%	8.0%	10.0%	10.0%	13.7%	—
Variable rate	$4,063	$2,738	—	—	—	—	$6,801
Average interest rate	4.5%	4.8%	—	—	—	—	—
Investments Bonds	—	—	—	—	—	$5,750	$5,750
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$2,022	$205,342	$1,050	$2,473	$1,477	$33,600	$251,768
Average interest rate	8.6%	7.2%	9.1%	9.4%	9.0%	8.8%	—
Variable rate	$55,060	$9,222	$23,685	$514	$47,622	$4,000	$140,103
Average interest rate	4.7%	7.3%	4.5%	3.5%	3.6%	1.6%	—
Convertible notes	—	—	—	—	—	$125,000	$121,250
Average interest rate	—	—	—	—	—	5.3%	—

(1)	Includes the effect of interest rate swaps that convert $125.0 million of variable rate debt to fixed rate.

Part II. Other Information.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 17, 2002, Sunrise held its 2002 annual meeting of stockholders at The Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect three directors for terms of three years each; (2) to approve the 2002 stock option and restricted stock plan; and (3) to transact such other business as may properly come before the annual meeting or any adjournment or postponements.

		Withhold
		Authority
Directors	For	To Vote
Ronald V. Aprahamian	19,840,440	341,336
David G. Bradley	19,841,430	340,346
Teresa M. Klaassen	18,838,256	1,343,520

     The names of each of the other directors whose terms of offices continued after the annual meeting are as follows: Paul J. Klaassen, Craig R. Callen, Peter A. Klisares, Thomas J. Dononhue, David W. Faeder, J. Douglas Holladay.

     The 2002 stock option and restricted stock plan was approved at the meeting. The vote tabulation was as follows: 14,619,932 votes (72.44% of the total eligible votes excluding broker non-votes) were cast for approval of the 2002 stock option and restricted stock plan, 5,467,091 votes (27.09% of the total eligible votes excluding broker non-votes) were cast against such approval and 94,753 votes (0.47% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

(b) Reports on Form 8-K

     On April 1, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission announcing it had completed the sale of 12 properties.

     On May 8, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to revise Exhibit 99.1 to be included in its slideshow presentation.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE ASSISTED LIVING, INC. (Registrant)

Date: August 14, 2002	/s/ Larry E. Hulse Larry E. Hulse Chief Financial Officer

Date: August 14, 2002	/s/ Carl G. Adams Carl G. Adams Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page
10.1	2002 Stock Option and Restricted Stock Plan