Form 10-Q
period 2002-09-30
SUNRISE ASSISTED LIVING INC
filed 2002-11-13
CIK 1011064

_______________________________________________________________________________________________

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number: 0-20765

Sunrise Assisted Living, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1746596
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Yes  X           No

As of November 1, 2002, there were 22,254,165 shares of the Registrant’s Common Stock outstanding.

Sunrise Assisted Living, Inc.

Form 10-Q

September 30, 2002

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,640	$50,275
Accounts receivable, net	24,732	23,252
Notes receivable — affiliates	7,395	1,294
Deferred income taxes	692	21,736
Prepaid expenses and other current assets	27,932	20,920

Total current assets	106,391	117,477
Property and equipment, net	777,355	841,414
Notes receivable — affiliates	88,816	94,305
Management contracts and leaseholds, net	12,359	22,999
Costs in excess of assets acquired, net	32,749	32,749
Investments in unconsolidated assisted living facilities	47,923	36,589
Investments	5,610	5,750
Other assets	25,095	26,332

Total assets	$1,096,298	$1,177,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,257	$12,164
Accrued expenses and other current liabilities	39,754	32,117
Deferred revenue	27,981	7,468
Current maturities of long-term debt	42,426	26,925

Total current liabilities	117,418	78,674
Long-term debt, less current maturities	450,935	603,831
Investments in unconsolidated assisted living facilities	3,320	2,284
Deferred income taxes	73,416	72,016
Other long-term liabilities	7,520	7,658

Total liabilities	652,609	764,463
Minority interests	2,627	2,451
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,251,490 and 22,166,406 shares issued and outstanding in 2002 and 2001, respectively	223	222
Additional paid-in capital	309,051	310,423
Retained earnings	138,604	104,270
Deferred compensation — restricted stock	(3,569)	—
Accumulated other comprehensive loss	(3,247)	(4,214)

Total stockholders’ equity	441,062	410,701

Total liabilities and stockholders’ equity	$1,096,298	$1,177,615

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenue:
Resident fees	$61,505	$67,454	$187,891	$191,692
Management and contract services	48,464	29,326	125,776	74,109
Income from property sales	20,088	11,579	47,393	50,128

Total operating revenue	130,057	108,359	361,060	315,929

Operating expenses:
Facility operating	40,924	42,729	126,087	124,907
Management and contract services	39,080	21,961	99,184	50,973
Facility development and pre-rental	3,091	1,604	7,934	5,014
General and administrative	9,480	8,176	26,615	23,827
Depreciation and amortization	5,835	7,354	19,403	21,648
Facility lease	2,075	2,530	6,294	7,757

Total operating expenses	100,485	84,354	285,517	234,126

Non-recurring items	—	2,307	—	2,307

Income from operations	29,572	26,312	75,543	84,110
Interest income (expense):
Interest income	2,705	2,808	8,575	9,388
Interest expense	(7,768)	(9,691)	(24,954)	(30,975)

Total interest expense	(5,063)	(6,883)	(16,379)	(21,587)
Equity in earnings (losses) of unconsolidated assisted living facilities	359	(122)	405	(741)
Minority interests	(30)	(273)	(175)	(496)

Income before income taxes	24,838	19,034	59,394	61,286
Provision for income taxes	(9,438)	(7,423)	(22,570)	(23,902)

Net income before extraordinary gain (loss)	15,400	11,611	36,824	37,384

Extraordinary gain (loss), net of tax	—	76	(2,490)	602

Net income	$15,400	$11,687	$34,334	$37,986

Net income per common share:
Basic:
Net income before extraordinary gain (loss)	$0.69	$0.53	$1.64	$1.72
Extraordinary gain (loss)	—	—	(0.11)	0.03

Basic net income per common share	$0.69	$0.53	$1.53	$1.75

Diluted:
Net income before extraordinary gain (loss)	$0.63	$0.49	$1.51	$1.58
Extraordinary gain (loss)	—	—	(0.09)	0.02

Diluted net income per common share	$0.63	$0.49	$1.42	$1.61

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Operating activities
Net income	$34,334	$37,986
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(29,724)	(40,368)
Equity in (earnings) losses of unconsolidated assisted living facilities	(405)	741
Minority interests	175	496
Provision for bad debts	502	1,280
Provision for deferred income taxes	21,043	24,287
Depreciation and amortization	19,403	21,648
Amortization of financing costs and discount on long-term debt	3,170	2,538
Extraordinary (gain) loss, net of tax	2,490	(602)
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(2,990)	(1,962)
Prepaid expenses and other current assets	(6,653)	2,549
Other assets	1,769	(492)
Increase (decrease):
Accounts payable and accrued expenses	(3,014)	9,941
Deferred revenue	825	144
Other liabilities	4,675	(1,134)

Net cash provided by operating activities	45,600	57,052

Investing activities
Proceeds from sale of properties	71,546	33,435
Investment in property and equipment, net	32,786	(31,349)
Increase in investments and notes receivable	(39,483)	(104,461)
Proceeds from investments and notes receivable	43,255	107,667
Decrease in restricted cash and cash equivalents	4,884	123
Contributions to investments in unconsolidated assisted living facilities	(11,525)	(7,176)

Net cash provided by (used in) investing activities	101,463	(1,761)

Financing activities
Net proceeds from exercised options	9,957	5,765
Additional borrowings under long-term debt	287,455	219,685
Repayment of long-term debt	(427,422)	(278,646)
Financing costs paid	(6,790)	(4,511)
Repurchase of stock	(14,898)	—

Net cash used in financing activities	(151,698)	(57,707)

Net decrease in cash and cash equivalents	(4,635)	(2,416)
Cash and cash equivalents at beginning of period	50,275	42,874

Cash and cash equivalents at end of period	$45,640	$40,458

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

      The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2002 and 2001 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in Sunrise’s 2001 Annual Report on Form 10-K. Operating results for the three-and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

      Certain 2001 balances have been reclassified to conform with the 2002 presentation.

2.  Significant Accounting Policies

Goodwill and Other Intangible Assets

      On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Sunrise completed its initial test for goodwill impairment using the two-step process prescribed in Statement 142. Based on the results of this test, Sunrise was not required to record an impairment charge. Diluted net income and diluted earnings per share before extraordinary items would have been $13 million and $0.50 per share for the three months ended September 30, 2001 and $42 million and $1.61 per share for the nine months ended September 30, 2001 if Statement 142 had been applied to 2001.

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

3.  Commitments

      Sunrise has entered into contracts to purchase properties for development of additional assisted living properties. Total contracted purchase price of these sites amounts to $65 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional facilities as market conditions warrant.

      As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its joint ventures, has guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and has provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in its 2001 Annual Report on Form 10-K, Sunrise has guaranteed an additional $16 million of debt during the first nine months of 2002 on five properties. No additional guarantees were entered into during the third quarter of 2002. All five properties are owned in joint ventures with Sunrise ownership ranging from 20% to 50%. Of the $16 million in additional guarantees, $2 million will be removed upon the stabilization of two properties, $10 million will be removed upon completion of construction and stabilization of one property and $4 million will be removed upon the placement of permanent debt financing on two properties.

4.  Net Income Per Common Share

      The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator for basic net income per share:
Net income before extraordinary gain (loss)	$15,400	$11,611	$36,824	$37,384
Extraordinary gain (loss), net of tax	—	76	(2,490)	602

Net income	$15,400	$11,687	$34,334	$37,986

Numerator for diluted net income per share:
Net income before extraordinary gain (loss)	$15,400	$11,611	$36,824	$37,384
Assumed conversion of convertible notes, net of tax	1,131	1,132	3,488	3,785

Diluted net income before extraordinary gain (loss)	16,531	12,743	40,312	41,169
Extraordinary gain (loss), net of tax	—	76	(2,490)	602
Diluted net income	$16,531	$12,819	$37,822	$41,771

Denominator:
Denominator for basic net income per common share-weighted average shares	22,419	21,935	22,428	21,735
Effect of dilutive securities:
Employee stock options and restricted stock	533	867	714	607
Convertible notes	3,488	3,255	3,574	3,669

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	26,440	26,057	26,716	26,011

Basic net income per common share:
Net income before extraordinary gain (loss)	$0.69	$0.53	$1.64	$1.72
Extraordinary gain (loss), net of tax	—	—	(0.11)	0.03

Net income	$0.69	$0.53	$1.53	$1.75

Diluted net income per common share:
Net income before extraordinary gain (loss)	$0.63	$0.49	$1.51	$1.58
Extraordinary gain (loss), net of tax	—	—	(0.09)	0.02

Net income	$0.63	$0.49	$1.42	$1.61

      Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

5.  Transactions with Unconsolidated Entities

      Included in prepaid expenses and other current assets are net receivables from unconsolidated entities of $21 million as of September 30, 2002 and $7 million as of December 31, 2001, which relate primarily to development activities. Included in other current liabilities are net payables to unconsolidated entities of $5 million as of September 30, 2002 and $2 million as of December 31, 2001.

      Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	As of September 30,

	2002	2001

Assets, principally property and equipment	$1,205,214	$768,898
Liabilities, principally long-term debt	868,144	571,959
Equity	337,070	196,939

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$74,075	$43,983	$192,247	$122,772
Net loss	(3,715)	(6,981)	(16,427)	(22,155)

      Total revenues reflected in Sunrise’s income statement from related unconsolidated entities was $43 million and $24 million for the three months ended September 30, 2002 and 2001, respectively, and $109 million and $58 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

6.  Information about Sunrise’s Segments

      Sunrise reports the results of its operations by its two operating segments — Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each segment and develops Sunrise’s strategy and overall business plan and coordinates the activities of all business segments. Sunrise Management Services provides full-service senior living management services, in the U.S. and internationally, for all properties owned by Sunrise or managed by Sunrise for third-parties. Sunrise Management Services also provides consulting services on market and site selection and pre-opening sales and marketing. Sunrise Properties is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

      Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating Revenue:
Sunrise Management Services	$94,666	$78,179	$267,865	$214,094
Sunrise Properties	82,386	79,650	237,493	244,676
Elimination of intersegment revenue	(46,995)	(49,470)	(144,298)	(142,841)

Total consolidated operating revenue	130,057	108,359	361,060	315,929

Operating Expenses:
Sunrise Management Services	86,565	70,594	244,513	193,050
Sunrise Properties	58,029	61,192	178,598	177,354
Elimination of intersegment expenses	(46,995)	(49,470)	(144,298)	(142,841)

Total consolidated operating expenses	97,599	82,316	278,813	227,563

Properties — nonrecurring items	—	2,307	—	2,307

Segment operating income	32,458	28,350	82,247	90,673
Reconciliation to net income:
Corporate operating expenses	2,886	2,038	6,704	6,563

Income from operations	29,572	26,312	75,543	84,110
Interest expense, net	(5,063)	(6,883)	(16,379)	(21,587)
Equity in earnings (losses) of unconsolidated assisted living facilities	359	(122)	405	(741)
Minority interests	(30)	(273)	(175)	(496)
Provision for income taxes	(9,438)	(7,423)	(22,570)	(23,902)

Total consolidated net income before extraordinary gain (loss)	15,400	11,611	36,824	37,384
Extraordinary gain (loss), net of tax	—	76	(2,490)	602

Total consolidated net income	$15,400	$11,687	$34,334	$37,986

7.  Comprehensive Income

      Total comprehensive income was $15 million and $9 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $35 million for both the nine months ended September 30, 2002 and 2001. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps.

8.  Property Sale/ Long-Term Manage Back Program

      On August 21, 2002, Sunrise completed the sale/long-term manage back of one assisted living property to a real estate joint venture owned 80% by Beach Cities Health District and 20% by Sunrise for an aggregate sales price of $18 million. Sunrise will continue to operate the property under a long-term management agreement. The property had a book value of approximately $10 million. Based on the sale of an 80% interest and transaction costs of approximately $400,000, Sunrise expects to realize up to $6 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the third quarter of 2002.

      During the third quarter of 2002, Sunrise also announced sale/long-term manage back agreements for 13 properties for $196 million with an international investor group advised by Macquarie Capital Partners LLC. The investor group will acquire an 80 percent interest in the venture and Sunrise will have a 20 percent interest and will continue to operate the properties under long-term management agreements. Two properties, valued at $30 million, closed at the end of September 2002. These two properties had a book value of approximately $18 million. Based on the sale of the 80% interest and transaction costs of approximately $2 million, Sunrise expects to realize up to $8 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the third quarter of 2002. The remaining 11 properties are scheduled to close in two stages. Two properties, with a combined value of $22 million, are scheduled to close in the fourth quarter of 2002 and the remaining nine properties, with a combined value of $144 million, are expected to close early in the first quarter of 2003. All sales are subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a provider of senior living services. We operate independent and assisted living properties. As of September 30, 2002, we operated or managed 197 properties in 23 states and the District of Columbia, seven in Canada and two in the United Kingdom, with a resident capacity of more than 16,300 residents, including 87 properties that are wholly owned by us, four properties in which we have a controlling interest, 87 properties in which we have minority ownership interests and 28 properties managed for third parties. In our assisted living properties, which are the majority of our operated properties, we provide assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. We also provide additional specialized care and services to residents who require more frequent and intensive assistance or increased care and care programs and services to help cognitively impaired residents, including residents with Alzheimer’s disease. By offering this full range of services, we believe we are better able to accommodate the changing needs of residents as they age and develop further physical or cognitive frailties.

      Our business strategy includes:

•	Expanding our position as a provider of high quality senior living services by developing new prototype independent and assisted living properties in major markets in the United States;

•	Growing the number of properties that we operate and have interests in outside the United States;

•	Maintaining and expanding our position as a preferred provider of senior living management services;

•	Continuing our sale/long-term manage back program as a normal part of our operations; and

•	Selectively acquiring properties or interests in properties that complement our current property portfolio.

      Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies which include the development of properties, both wholly owned or through joint ventures, the estimates associated with financing and managing such properties, and the selling of completed properties. As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its joint ventures, has guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and has provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2001 Annual Report on Form 10-K, we have guaranteed an additional $16 million of debt during the first nine months of 2002 on five properties. No additional guarantees were entered into during the third quarter of 2002. All five properties are owned in joint ventures with our ownership ranging from 20% to 50%. Of the $16 million in additional guarantees, $2 million will be removed upon the stabilization of two properties, $10 million will be removed upon completion of construction and stabilization of one property and $4 million will be removed upon the placement of permanent debt financing on two properties.

      On August 21, 2002, we completed the sale/long-term manage back of one assisted living property to a real estate joint venture owned 80% by Beach Cities Health District and 20% by us for an aggregate sales price of $18 million. We will continue to operate the property under a long-term management agreement. The property had a book value of approximately $10 million. Based on the sale of an 80% interest and transaction costs of approximately $400,000, we expect to realize up to $6 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the third quarter of 2002.

      During the third quarter of 2002, Sunrise also announced sale/long-term manage back agreements for 13 properties for $196 million with an international investor group advised by Macquarie Capital Partners LLC. The investor group will acquire an 80 percent interest in the venture and Sunrise will have a 20 percent interest and will continue to operate the properties under long-term management agreements. Two properties, valued at $30 million, closed at the end of September 2002. These two properties had a book value of approximately $18 million. Based on the sale of the 80% interest and transaction costs of approximately $2 million, Sunrise expects to realize up to $8 million in gain over the four quarters following the sale, subject to meeting certain operating contingencies, of which $2 million was recognized in the third quarter of 2002. The remaining 11 properties are scheduled to close in two stages. Two properties, with a combined value of $22 million, are scheduled to close in the fourth quarter of 2002 and the remaining nine properties, with a combined value of $144 million, are expected to close early in the first quarter of 2003. All sales are subject to customary closing conditions.

Results of Operations

      We derive our consolidated revenues from three primary sources: (1) resident fees for the delivery of senior living services, (2) management and contract services income for management and contract services of properties owned by unconsolidated joint ventures and other third parties and (3) income from property sales. Historically, most of our operating revenues have come from resident fees and management and contract services. Resident fees and management contract services comprised 85% and 89% of total operating revenues for the three months ended September 30, 2002 and September 30, 2001, respectively, and 87% and 84% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The balance of our total operating revenues was derived from income from property sales.

      Residents, their families or other responsible parties typically pay resident fees monthly. For the three and nine months ended September 30, 2002 and September 30, 2001, approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program.

      Management and contract services revenue represents fees from contracts for properties owned by unconsolidated joint ventures and other third party owners. Reimbursable expenses paid by us for the unconsolidated joint ventures are also reflected as revenues in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the management and contract services expense line item. Management services revenue includes fees for operating properties, which are generally in the range of 5% to 8% of a managed property’s total operating revenue for homes in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services, which vary by contract.

      Income from property sales represents the gain recognized from the sale of assisted living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

      We classify our operating expenses into the following categories: (1) facility operating, which includes labor, food, marketing and other direct facility expenses; (2) management and contract services, which includes operating expenses reimbursable to us from joint ventures; (3) facility development and pre-rental, which includes non-capitalized development expenses and pre-rental labor and marketing expenses; (4) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represents rental expenses for properties not owned by us.

      We have two business segments: Sunrise Management Services and Sunrise Properties.

Three Months Ended September 30, 2002

Compared to the
Three Months Ended September 30, 2001

     Consolidated

      We continued to experience growth in operations over the 12 months ended September 30, 2002 and continued to capitalize on our brand awareness by accepting third-party management and development contracts. During this period, we began operating 22 additional properties in which we have an ownership interest and managing eight additional properties for independent third parties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa.

      Total operating revenue increased to $130 million for the three months ended September 30, 2002 from $108 million for the three months ended September 30, 2001. Net income increased by $3 million to $15 million for the three months ended September 30, 2002, or $0.63 per share (diluted), from $12 million for the three months ended September 30, 2001 (including an after tax extraordinary gain of $100,000 and non-recurring items of $1 million), or $0.49 per share (diluted). The increase in net income between the three months ended September 30, 2002 and September 30, 2001 was mainly due to an increase in income from property sales relating primarily to the timing of property sales. Additional details comparing the corresponding periods is provided below.

     Sunrise Management Services

      Sunrise Management Services provides full-service senior living management services, both in the United States and internationally, for all properties that are owned or managed by us. In addition, Sunrise Management Services provides management and pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, and management services for properties under development and construction.

      The following table sets forth the components of Sunrise Management Services net income (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Operating revenue:
Management and contract services	$94,666	$78,179
Operating expenses:
Management and contract services	80,004	64,690
General and administrative	6,139	5,523
Depreciation and amortization	422	381

Total operating expenses	86,565	70,594

Operating income	8,101	7,585
Provision for income taxes	(3,078)	(2,958)

Sunrise Management Services net income	$5,023	$4,627

Note:	Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $46,995 and $49,470 for the third quarter of 2002 and 2001, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for properties managed by Sunrise Management Services for Sunrise Properties in amounts totaling $40,924 and $42,729 for the third quarter of 2002 and 2001, respectively, which is also eliminated in the consolidated financial statements.

      Operating Revenue. Sunrise Management Services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners and internal management services revenues for services provided to Sunrise Properties. Internal fees reflect estimated market-based fees for the management services provided to Sunrise Properties and are eliminated in the consolidated financial statements. Total revenues for Sunrise Management Services increased 21% to $95 million for the three months ended September 30, 2002 from $78 million for the three months ended September 30, 2001. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of properties operated or managed increased 14% to 206 properties at September 30, 2002, up from 181 properties at September 30, 2001. This growth resulted from the completion and opening of 22 additional properties and the addition of eight managed properties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 58% increase in the number of properties in unconsolidated joint ventures (87 versus 55), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

      Operating Expenses. Sunrise Management Services operating expenses include all operating expenses of properties managed for unconsolidated joint ventures, third-party owners and Sunrise Properties. Total operating expenses for the three months ended September 30, 2002 increased 23% to $87 million from $71 million for the three months ended September 30, 2001. Management and contract services expenses for the three months ended September 30, 2002 increased $15 million, or 24%, to $80 million from $65 million for the three months ended September 30, 2001. This increase was directly related to the increase in the number of properties operated by Management Services. General and administrative expenses increased $600,000 for the three months ended September 30, 2002 versus the three months ended September 30, 2001. This increase was due to the continued investment in infrastructure, especially in Europe, in advance of revenue.

     Sunrise Properties

      Sunrise Properties is responsible for our real estate operations, including development, construction, project and permanent financing and property sales. As of September 30, 2002, Sunrise Properties wholly owned 87 properties, a 12% decrease from the 99 properties wholly owned as of September 30, 2001, reflecting the sale during the last twelve months of a 75% to 80% interest in 21 formerly wholly owned properties, the opening during the last twelve months of 10 wholly owned properties and the 100% sale of a property in Iowa. In addition, Sunrise Properties has majority or controlling ownership interests in four properties and minority ownership interests in another 87 properties.

      The following table sets forth the components of Sunrise Properties net income (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Operating revenue:
Resident fees	$61,505	$67,454
Management and contract services	793	617
Income from property sales	20,088	11,579

Total operating revenue	82,386	79,650
Operating expenses:
Facility operating	40,924	42,729
Management and contract services	6,071	6,741
Facility development and pre-rental	3,091	1,604
General and administrative	697	652
Depreciation and amortization	5,171	6,936
Facility lease	2,075	2,530

Total operating expenses	58,029	61,192

Non-recurring items	—	2,307

Operating income	24,357	20,765
Interest expense, net	(5,063)	(6,883)
Equity in earnings (losses) of unconsolidated assisted living facilities	359	(122)
Minority interest	(30)	(273)
Provision for income taxes	(7,457)	(5,260)

Sunrise Properties net income	$12,166	$8,227

Note:	Management and contract services expense includes an intercompany management fee for properties owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $6,071 and $6,741 for the three months ended September 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements.

      Income from property sales has resulted from the following transactions:

      During the third quarter of 2002, we recognized $16 million of gains previously deferred on asset sales completed during 2001 and the first half of 2002 as a result of certain operating contingencies being met in the third quarter of 2002. Also, as previously described, we recognized $4 million of gain from the sale/long-term manage back transactions in the third quarter of 2002.

      Operating Revenue. Sunrise Properties revenues include resident fees from our owned properties, management and contract service revenues from pre-opening services contracts with third parties, and income from the sales of properties. Sunrise Properties revenues increased 3% to $82 million for the three months ended September 30, 2002 from $80 million for the three months ended September 30, 2001, primarily due to an increase in income from property sales, partially offset by a reduction in resident fees. Resident fees, including community fees, for the three months ended September 30, 2002 decreased $5 million, or 9%, to $62 million from $67 million for the three months ended September 30, 2001. This decrease was due primarily to a $4 million decrease as a result of the sale of five properties in the second half of 2001 and a $13 million decrease as a result of the sale of 14 properties in the first half of 2002. Offsetting this decrease, in part, was an increase of $5 million in resident fees from the remaining stabilized properties and $7 million in resident fees from the lease-up properties. We define stabilized properties as those we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

      Average resident occupancy for our 83 stabilized properties for the three months ended September 30, 2002 was 90.1% compared to 91.3% for our 90 properties stabilized for the three months ended September 30, 2001. We attribute the stabilized occupancy decrease to the change in composition of the stabilized portfolio. Our sale/long-term manage back program has the effect of removing seasoned properties from the stabilized portfolio as less mature properties are added each quarter. Two newly stabilized properties entered the stabilized portfolio in the third quarter of 2002 and had a blended occupancy of 69.9%. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized property. For the 72 properties owned and stabilized in both the three months ended September 30, 2002 and 2001, average resident occupancy increased to 91.5% from 90.9% and operating margins increased to 34.4% from 34.2%.

      Average daily rate for stabilized properties for the three months ended September 30, 2002 was $111 compared to $106 for the three months ended September 30, 2001. The increase is due to the inclusion of additional prototype properties that have higher basic care rates and a general increase in the basic care rate. For the 72 properties owned and stabilized in both the three months ended September 30, 2002 and 2001, average daily rate increased by 4% to $107 from $103.

      Operating Expenses. Sunrise Properties operating expenses for the three months ended September 30, 2002 decreased 5% to $58 million from $61 million for the three months ended September 30, 2001. Facility operating expenses for the three months ended September 30, 2002 decreased $2 million, or 4%, to $41 million from $43 million for the three months ended September 30, 2001. This decrease was due primarily to a $3 million decrease as a result of the sale of five properties in the second half of 2001 and a $7 million decrease as a result of the sale of 14 properties in the first half of 2002. Offsetting this decrease, in part, was an increase of $3 million in facility operating expenses from the remaining stabilized properties and $5 million in facility operating expenses from the lease-up properties.

      Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties. Management and contract services expense for the three months ended September 30, 2002 decreased 10% to $6 million from $7 million for the three months ended September 30, 2001 due to a reduction in the number of properties owned and consolidated. At September 30, 2002, Sunrise Properties consolidated 91 properties compared to 103 properties at September 30, 2001. These intercompany payments are eliminated in the consolidated financial statements.

      Facility development and pre-rental expense represents non-capitalizable costs associated with the development and construction of properties and costs incurred to initially lease the property. These costs will vary depending on the number of properties in development and the stage that each property is within development. Additionally, the number of properties in the initial stages of lease-up will impact these costs.

      Depreciation and amortization expense for the three months ended September 30, 2002 decreased 25% to $5 million from $7 million for the three months ended September 30, 2001 as a direct result of the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of sales of properties and the opening of new properties.

      Net Interest Expense. Net interest expense decreased for the three months ended September 30, 2002 to $5 million from $7 million for the three months ended September 30, 2001. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt, during the three months ended September 30, 2002 compared to the same period in the prior year. Debt decreased from $615 million to $493 million, or 22%. The weighted-average interest rate on our variable rate debt at September 30, 2002 was 4.30% compared to 4.54% at September 30, 2001.

     Corporate Expenses

      Operating Expenses. Parent company expenses before extraordinary items were $3 million and $2 million for the three months ended September 30, 2002 and 2001, respectively. This increase is generally due to an investment in corporate and regional overhead as we continue to expand our operating and managed portfolio.

      Provision for Income Taxes. The provision for income taxes for Sunrise was $9 million for the three months ended September 30, 2002 compared to $7 million for the three months ended September 30, 2001. The increase is due to an increase in pre-tax income in the third quarter of 2002 which was slightly offset by the use of an effective tax rate of 38% for the three months ended September 30, 2002 compared to 39% for the three months ended September 30, 2001. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

Nine Months Ended September 30, 2002

Compared to the
Nine Months Ended September 30, 2001

     Consolidated

      Total operating revenue increased 14% to $361 million for the nine months ended September 30, 2002 from $316 million for the nine months ended September 30, 2001. Net income decreased by $4 million to $34 million for the nine months ended September 30, 2002 (including an after tax extraordinary loss of $2 million), or $1.42 per share (diluted), from $38 million for the nine months ended September 30, 2001 (including an after tax extraordinary gain of $600,000 and non-recurring items of $1 million), or $1.61 per share (diluted). The decrease in net income between September 2002 and September 2001 periods was mainly due to a decrease in income from property sales. In addition, we recorded an extraordinary loss, after tax, of $2 million during the first quarter of 2002 for fees associated with our $92 million term loan and the premium paid for the early redemption of the convertible notes. Additional details comparing the corresponding periods is provided below.

     Sunrise Management Services

      The following table sets forth the components of Sunrise Management Services net income (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Operating revenue:
Management and contract services	$267,865	$214,094
Operating expenses:
Management and contract services	225,271	175,880
General and administrative	17,952	16,033
Depreciation and amortization	1,290	1,137

Total operating expenses	244,513	193,050

Operating income	23,352	21,044
Provision for income taxes	(8,874)	(8,207)

Sunrise Management Services net income	$14,478	$12,837

Note:	Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $144,298 and $142,841 for the nine months ended September 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for properties managed by Sunrise Management Services for Sunrise Properties in amounts totaling $126,087 and $124,907 for the nine months ended September 30, 2002 and 2001, respectively, which is also eliminated in the consolidated financial statements.

      Operating Revenue. Total revenues for Sunrise Management Services increased 25% to $268 million for the nine months ended September 30, 2002 from $214 million for the nine months ended September 30, 2001. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of properties operated or managed increased 14% to 206 properties at September 30, 2002, up from 181 properties at September 30, 2001. This growth resulted from the completion and opening of 22 additional properties and the addition of eight managed properties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 58% increase in the number of properties in unconsolidated joint ventures (87 versus 55), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

      Operating Expenses. Total operating expenses for the nine months ended September 30, 2002 increased 27% to $245 million from $193 million for the nine months ended September 30, 2001. Management and contract services expenses for the nine months ended September 30, 2002 increased $49 million, or 28%, to $225 million from $176 million for the nine months ended September 30, 2001. This increase was directly related to the increase in the number of properties operated by Management Services. General and administrative expenses increased $2 million to $18 million for the nine months ended September 30, 2002 from $16 million for the nine months ended September 30, 2001. This increase in general and administrative expenses is due to the investment in Sunrise Management Services infrastructure in anticipation of the continued growth in the number of properties operated and managed.

     Sunrise Properties

      The following table sets forth the components of Sunrise Properties net income (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Operating revenue:
Resident fees	$187,891	$191,692
Management and contract services	2,209	2,856
Income from property sales	47,393	50,128

Total operating revenue	237,493	244,676
Operating expenses:
Facility operating	126,087	124,907
Management and contract services	18,211	17,934
Facility development and pre-rental	7,934	5,014
General and administrative	2,351	2,328
Depreciation and amortization	17,721	19,414
Facility lease	6,294	7,757

Total operating expenses	178,598	177,354

Non-recurring items	—	2,307

Operating income	58,895	69,629
Interest expense, net	(16,341)	(21,587)
Equity in earnings (losses) of unconsolidated assisted living facilities	405	(741)
Minority interest	(175)	(496)
Provision for income taxes	(16,258)	(18,254)

Sunrise Properties net income	$26,526	$28,551

Note:	Management and contract services expense includes an intercompany management fee for properties owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $18,211 and $17,934 for the nine months ended September 30, 2002 and 2001, respectively, that is eliminated in the consolidated financial statements.

      Income from property sales has resulted from the following transactions:

      During the nine months ended September 30, 2002, we recognized $7 million of gains previously deferred on asset sales during 2001 as a result of certain operating contingencies being met in the first half of 2002. Also, as previously described, we recognized $40 million of gain from the sale/long-term manage back transactions in the first nine months of 2002.

      Operating Revenue. Sunrise Properties revenues decreased 3% to $237 million for the nine months ended September 30, 2002 from $245 million for the nine months ended September 30, 2001, due to a decrease in resident fees and income from property sales. Resident fees, including community fees, for the nine months ended September 30, 2002 decreased $4 million, or 2%, to $188 million from $192 million for the nine months ended September 30, 2001. This decrease was due primarily to a $15 million decrease as a result of the sale of 14 properties in 2001 and a $20 million decrease as a result of the sale of 14 properties in the first half of 2002. Offsetting this decrease, in part, was an increase of $14 million in resident fees from the remaining stabilized properties and $17 million in resident fees from the lease-up properties.

      Operating Expenses. Sunrise Properties operating expenses for the nine months ended September 30, 2002 increased 1% to $179 million from $177 million for the nine months ended September 30, 2001. Facility operating expenses for the nine months ended September 30, 2002 increased $1 million, or 1%, to $126 million from $125 million for the nine months ended September 30, 2001. This increase was due primarily to a

$7 million increase in facility operating expenses from the remaining stabilized properties and a $14 million increase in facility operating expenses from the lease-up properties. Offsetting this increase, in part, was a decrease of $9 million due to the sale of 14 properties sold in 2001 and $11 million due to the sale of 14 properties in the first half of 2002.

      Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties. Management and contract services expense remained constant at $18 million for the nine months ended September 30, 2002 and 2001. These amounts are eliminated in the consolidated financial statements. These costs remained relatively constant as the portfolio of owned homes increases due to home openings and decreases due to property sales. At September 30, 2002, Sunrise Properties consolidated 91 properties compared to 103 properties at September 30, 2001.

      Facility development and pre-rental expense represents non-capitalizable costs associated with the development and construction of properties and costs incurred to initially lease the property. These costs will vary depending on the number of properties in development and the stage that each property is within development. Additionally, the number of properties in the initial stages of lease-up will impact these costs.

      Depreciation and amortization expense for the nine months ended September 30, 2002 decreased to $18 million from $19 million for the nine months ended September 30, 2001 as a direct result of the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of sales of properties and the opening of new properties.

      Net Interest Expense. Net interest expense decreased for the nine months ended September 30, 2002 to $16 million from $22 million for the nine months ended September 30, 2001. This decline was due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt, during the nine months ended September 30, 2002 compared to the same period in the prior year. Debt decreased from $615 million to $493 million, or 22%. The weighted-average interest rate on our variable rate debt at September 30, 2002 was 4.30% compared to 4.54% at September 30, 2001.

     Corporate Expenses

      Operating Expenses. Parent company expenses before extraordinary items remained constant at $7 million for the nine months ended September 30, 2002 and 2001.

      Provision for Income Taxes. The provision for income taxes for Sunrise was $23 million for the nine months ended September 30, 2002 compared to $24 million for the nine months ended September 30, 2001. The decrease is due to a decrease in pre-tax income for the nine months ended September 30, 2002 and the use of an effective tax rate of 38% for the nine months ended September 30, 2002 compared to 39% for the nine months ended September 30, 2001. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

      Extraordinary Gain (Loss). During the nine months ended September 30, 2002, we recognized an extraordinary loss, net of tax, of $2 million for fees associated with our $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes. In the same period in 2001, we recognized an extraordinary gain, net of tax, of $600,000 in connection with the early extinguishment of $41 million of the outstanding 5 1/2% convertible notes.

Liquidity and Capital Resources

      At September 30, 2002, we had approximately $46 million in unrestricted cash and cash equivalents, $206 million available under credit facilities and $31 million in working capital, excluding the $42 million of current debt maturities. We have extensions or refinancing commitments on the majority of our current debt maturities and expect to refinance or pay off the debt as it matures.

      Excluding current debt maturities, working capital decreased $35 million from $66 million at December 31, 2001 primarily due to increases in deferred revenue from property sales and accrued expenses and other current liabilities and a decrease in deferred tax asset, partially offset by increases in short-term notes receivable and prepaid expenses and other current assets. Additionally, we repurchased approximately $15 million of our common stock during the third quarter.

      Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was approximately $46 million and $57 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 reflects the corresponding decrease in the number of consolidated properties operated by Sunrise from 103 properties at September 30, 2001 to 91 properties September 30, 2002.

      Net cash provided by investing activities was $101 million for the nine months ended September 30, 2002 and net cash used in investing activities was $2 million for the nine months ended September 30, 2001. Cash proceeds from the sale of 17 senior living properties in the nine months ended September 30, 2002 amounted to $72 million compared to $33 million from the sale of nine senior living properties for the nine months ended September 30, 2001. Investment in property and equipment, net represents our investment in property and equipment offset by the property and equipment sold during the period.

      Net cash used in financing activities was $152 million and $58 million for nine months ended September 30, 2002 and 2001, respectively. Financing activities in the nine months ended September 30, 2002 and 2001 included additional borrowings of $287 million and $220 million, respectively, offset by debt repayments of $427 million and $279 million, respectively. The increased levels of repayments are primarily the result of our sale-manageback program. The additional borrowings under our credit facility during the first nine months of 2002 and 2001 were used to fund our continued development of senior living properties. Additionally, during the nine months ended September 30, 2002, we repurchased approximately $15 million of our common stock.

      To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of September 30, 2002, we had $493 million of outstanding debt at a weighted average interest rate of 6.12%. Of the amount of outstanding debt, we had $370 million of fixed-rate debt at a weighted average interest rate of 6.73% and $123 million of variable rate debt at a weighted average interest rate of 4.30%.

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

      As of September 30, 2002, we had $42 million of debt that is due within the next twelve months. The majority of this debt is mortgage financing secured by wholly owned facilities that we expect to refinance, extend or pay off during the next twelve months.

      We have entered into swap transactions whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. We have recorded net interest expense of $3 million in the nine months ended September 30, 2002. The fair value of the swaps was negative $3 million as of September 30, 2002. Based on the fair value of the swaps at September 30, 2002, we expect to incur approximately $1 million of interest expense related to the swaps for the remainder of 2002. The fair value of the swaps are adjusted quarterly.

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

      If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At September 30, 2002, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

      As indicated above, as part of our normal operations, we sell selected senior living properties and, in connection with these sales, we generally enter into long-term management contracts to manage these properties and, in certain cases, retain minority interest in the properties. This strategy of selling selected properties has enabled us to reduce our debt, re-deploy our capital into new development projects and realize gains on depreciated real estate. The sale of our properties is subject to various market conditions, including current capitalization rates, interest rates and the general economic environment. As such, we cannot assure that we can continue to sell properties or realize gains at or near amounts that have been recognized in the past. If we are unable to continue to implement our strategy of selling selected properties, our revenues and results of operations and our ability to finance the construction of new properties could be materially adversely affected.

      We currently estimate that the existing credit facilities, together with existing working capital, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund properties short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $135 million to complete the properties we currently have under construction. We have entered into contracts to purchase additional sites. Currently, the total contracted purchase price of these sites is $49 million. We estimate that it will cost approximately $476 million to develop these properties. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

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

      These factors also apply to developments undertaken by unconsolidated entities in which we have made investments and provided certain guarantees. We cannot assure you that we will not experience delays in completing properties under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow, which would adversely impact our revenues and results of operations.

      Our growth plan includes the acquisition of senior living properties or interests in such properties. The success of our acquisitions will be determined by numerous factors, including our ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the properties after acquisition and our ability to integrate or operate acquired properties effectively. Any failure to do so may have a material adverse effect on our business, financial condition and results of operations.

      We expect that the number of operated properties will continue to increase substantially as we pursue our development and acquisition programs for new senior living properties. This rapid growth will place significant demands on our management resources. Our ability to manage our growth effectively will require us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

      We believe that some senior living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the senior living industry are not substantial. Consequently, the development of new senior living properties could outpace demand. Overbuilding in our market areas could, therefore, cause us to experience decreased occupancy, depressed margins or lower operating results. We believe that each local market is different and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market.

Stock Repurchase Program

      On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. During the third quarter, we purchased 581,400 shares at an average price of $25.57 per share through open-market purchases.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2002.

      We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. We have 25 properties in which we own less than 10%, 33 properties in which we own between 10% and 20%, 25 properties in which we own between 20% and 30% and 4 properties in which we own between 30% and 50%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

      We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing. We have used interest rate swaps to manage the interest rates on some of our long-term borrowings. As of September 30, 2002, we had five interest rate swap agreements that effectively convert $125 million of floating-rate debt to fixed-rate debt. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.5%. We do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $123 million at September 30, 2002 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1 million.

      The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2002.

			Maturity Date				Estimated
							Fair Market
	2003	2004	2005	2006	2007	Thereafter	Value

			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$939	$25,689	$156	—	$20,833	$39,368	$86,985
Average interest rate	10.0%	10.4%	8.0%	—	10.0%	13.8%	—
Variable rate	$6,456	$2,770	—	—	—	—	$9,226
Average interest rate	4.8%	4.7%	—	—	—	—	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$2,066	$205,099	$1,024	$2,417	$15,989	$18,795	$250,872
Average interest rate	8.6%	7.2%	9.2%	9.4%	9.9%	7.9%	—
Variable rate	$40,360	$10,196	$16,394	$4,479	$47,542	$4,000	$122,971
Average interest rate	4.6%	6.6%	4.8%	5.3%	3.6%	2.9%	—
Convertible notes	—	—	—	—	—	$125,000	$102,969
Average interest rate	—	—	—	—	—	5.3%	—

(1)	Includes the effect of interest rate swaps that convert $125.0 million of variable rate debt to fixed rate.

Item 4.  Controls and Procedures

      Within the 90 days prior to the date of this report, Sunrise carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sunrise’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Sunrise’s periodic SEC filings. There were no significant changes in the Sunrise’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

(b) Reports on Form 8-K

      On August 14, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission that included a copy of the written statement of the Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of its Form 10-Q for the quarter ended June 30, 2002.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Assisted Living, Inc.
(Registrant)

/s/ LARRY E. HULSE
Date: November 13, 2002	Larry E. Hulse Chief Financial Officer

/s/ CARL G. ADAMS
Date: November 13, 2002	Carl G. Adams Chief Accounting Officer

CERTIFICATIONS

      I, Paul J. Klaassen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ PAUL J. KLAASSEN

Paul J. Klaassen
Chief Executive Officer

      I, Larry E. Hulse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LARRY E. HULSE

Larry E. Hulse
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page

2.1	Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Second Assisted Living Holdings, LLC and the Other Parties Named Therein dated as of September 30, 2002
10.1	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002