Form 10-K
period 2002-12-31
SUNRISE ASSISTED LIVING INC
filed 2003-03-27
CIK 1011064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission File Number 0-20765

SUNRISE ASSISTED LIVING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1746596 (I.R.S. Employer Identification No.)

7902 Westpark Drive McLean, VA (Address of principal executive offices)	22102 (Zip Code)

Registrant’s telephone number, including area code:

(703) 273-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, par value $.01 per share	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No[ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X    No

          The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of June 28, 2002 was $283,953,102. */

          The number of shares of the registrant’s common stock outstanding at March 1, 2003 was 22,440,574.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s 2003 annual meeting proxy statement are incorporated by reference into Part III hereof.

*/    Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

     This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Although Sunrise believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that Sunrise’s expectations will be realized. Sunrise’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living Services operations, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise”, the “Company”,“we”, “us” and “our” mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

     Sunrise is a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, Sunrise began with a simple but innovative vision – to create an alternative senior living option that would emphasize quality of life and quality of care. As of December 31, 2002, Sunrise operated 200 communities in the United States, seven communities in Canada and two communities in the United Kingdom, with a total resident capacity of more than 16,000, including 181 communities owned by Sunrise or in which it has an ownership interest and 28 communities managed for third parties. Sunrise has traditionally served as an operator of assisted living communities but has also offered independent living services and skilled nursing services at some communities. Sunrise also develops senior living communities for itself and for joint ventures in which it retains an ownership interest.

     Sunrise’s long-range strategic objective is to transform itself into a senior living management services company. Sunrise believes that this transformation will result in its revenue and earnings becoming increasingly based on long-term management contracts resulting in more stable and predictable revenue and earnings streams. Through the execution of its business plan, Sunrise has made significant progress toward this goal. Sunrise expects that its progress in this area will be accelerated primarily by (1) the closing of our acquisition and subsequent integration of Marriott Senior Living Services, Inc. (see “Recent Developments”

below), (2) the development of new communities primarily through joint ventures and (3) the continuation of our sale/long-term manage back program.

Recent Developments

     In December 2002, Sunrise signed a definitive purchase agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott’s wholly owned subsidiary, Marriott Senior Living Services, Inc., which owns and operates senior independent full-service and assisted living communities. Upon the closing of this transaction, which is currently expected to occur in late March 2003, Sunrise expects to assume management of an additional 126 operating properties with a total resident capacity of 23,157. These properties are expected to consist of 110 management contracts and 16 operating leases. Through Sunrise’s acquisition of all of Marriott Senior Living’s outstanding stock, Sunrise will also acquire 12 land parcels as well as certain other assets of Marriott Senior Living. At closing, Marriott Senior Living’s approximately 15,000 employees are expected to remain employed by Marriott Senior Living, which is expected to be renamed Sunrise Senior Living Services. The closing of this transaction is subject to the receipt of required regulatory approvals and other closing conditions.

     To reflect the substantial expansion of Sunrise’s senior living business and the broad scope of services the combined organization will offer, Sunrise intends to change its name to Sunrise Senior Living, Inc. In addition, in connection with this transaction, J.W. Marriott, Jr., chairman and chief executive officer of Marriott International, will join Sunrise’s Board of Directors upon the closing of the transaction.

     Sunrise will pay approximately $88 million in cash, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of Marriott Senior Living. Sunrise will also assume approximately $38 million of working capital liabilities and other funding obligations, including credit enhancements, and approximately $23 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. In addition, pursuant to the terms of the purchase agreement, Sunrise expects to pay Marriott approximately $10 million in connection with Marriott Senior Living’s expected acquisition of certain real property prior to the closing of the transaction. Sunrise will use cash on hand, including proceeds from its recently completed sale/long-term manage back transactions, and capacity under its various credit facilities to fund this purchase price.

     The Marriott Senior Living portfolio currently includes 126 properties located in 29 states with a resident capacity of 23,157. The majority of the properties are clustered in major metropolitan markets, which is consistent with Sunrise’s operating strategy. Based on data provided to us by Marriott International, approximately 50 percent (11,605 resident capacity) of the portfolio is assisted living, 34 percent (7,846 resident capacity) is independent living and 16 percent (3,706 resident capacity) is skilled nursing. At closing, the properties are expected to be owned by six major owner groups with the two largest owners comprising 66 percent of the portfolio. Based on data provided to us by Marriott International, the two largest owners are CNL Retirement Properties, Inc. (38 properties) and Senior Housing Properties Trust (45 properties). Sunrise is aware of pending litigation between Senior Housing Properties Trust and Marriott. The definitive purchase agreement between Sunrise and Marriott provides protection for Sunrise regarding certain management contracts, including the contracts for the Senior Housing Properties Trust properties.

The Senior Living Industry

     The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care.

•	Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although some residents may contract out for those services.

•	Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living, Alzheimer’s care and other services (for example, housekeeping, meals and activities).

•	Skilled nursing meets the needs of seniors whose care needs require 24-hour skilled nursing services or who are receiving rehabilitative services following an adverse event (for example, broken hip and stroke).

     In all of these settings, seniors may elect to bring in additional care and services as needed, such as home-health care and end-of-life or hospice care.

     The senior living industry is highly fragmented and characterized by numerous senior living operators. Senior living providers may operate freestanding independent living, assisted living or skilled nursing residences, or communities that feature a combination of senior living options such as continuing care retirement communities (“CCRCs”), which typically consist of large independent living campuses with assisted living and skilled nursing sections. The level of care and services offered by providers varies along with the size of communities, number of residents served and design of properties (for example, purpose-built communities or refurbished structures).

Sunrise Senior Living Services

     Throughout its history, Sunrise has advocated a resident-centered approach to resident care and service delivery. In select communities, Sunrise offers independent living services, which include housing, meals, transportation, activities and housekeeping, and in some communities, Sunrise provides licensed skilled nursing services for residents who require 24-hour skilled nursing care. The substantial majority of Sunrise’s communities currently are assisted living communities, which offer basic care and services for seniors who need assistance with some activities of daily living.

     Assisted Living

     Upon move-in to an assisted living community, Sunrise assesses each resident, generally with the resident’s family and physician, and develops an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care for such resident. The plan is periodically reviewed and updated by Sunrise, and communicated to the resident, the resident’s family, or both.

     The range of services offered by Sunrise in its assisted living communities includes: basic care, consisting of assistance with activities of daily living and other personalized support services; plus care, consisting of more frequent and intensive assistance or increased care; and reminiscence care, consisting of care programs and services to help cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, Sunrise believes it is better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily net resident fees are generally revised annually whereas fees for additional care are revised when a change in care needs arises.

     Basic Assisted Living Care

     Sunrise’s basic care program provided to assisted living residents includes:

•	assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene, and grooming;

•	three meals per day served in a common dining room;

•	coordination of special diets;

•	24-hour security; emergency call systems in each unit;

•	transportation to stores and community services;

•	assistance with coordination of physician care, physical therapy and other medical services;

•	health promotion and related programs;

•	housekeeping services; and

•	social and recreational activities.

     Assisted Living Plus Care

     Through Sunrise’s assisted living plus care program, assisted living residents who require more frequent or intensive assistance or increased care or supervision are provided extra care and supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. The plus care program allows Sunrise, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 2002, approximately 40% of Sunrise’s assisted living residents participated in the plus care program.

     Reminiscence Care

     Sunrise believes its reminiscence care program distinguishes it from many other senior living providers that do not provide such specialized care. Sunrise’s reminiscence program provides the attention, care programs and services needed to help cognitively impaired residents, including residents with Alzheimer’s disease, maintain a higher quality of life. Specially trained staff members provide basic care and other specifically designed care and services to cognitively impaired residents in separate areas of communities. Sunrise charges each cognitively impaired resident a daily fee that includes additional staff time per resident per day. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 2002, approximately 33% of Sunrise’s assisted living residents participated in the reminiscence program.

     Medication Management

     Many of Sunrise’s assisted living residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring. Sunrise charges an additional fixed daily fee for this service.

     Independent Living, Skilled Nursing and Other Services

     In some of its communities, Sunrise also offers independent living for residents and in other communities, Sunrise offers skilled nursing care. Sunrise has team members specially trained to serve residents in these communities in compliance with the appropriate state and federal licensing statutes. Additionally, Sunrise, through its minority interest in a joint venture, offers At-Home Assisted Living services in several east coast markets. The At-Home program offers assisted living services by highly trained staff members in customers’ own homes. The At-Home program offers different services (for example, emergency response/notification, medication set-up and monitoring, health monitoring and assistance with activities of daily living), and levels of care from which customers may choose to meet their specific care needs.

     While Sunrise serves the vast majority of a resident’s needs with its own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other home health care services, may be provided to residents at Sunrise communities by third parties. Sunrise’s staff members assist residents in locating qualified providers for such health care services.

     Senior Living Community Resident Fees

     The average daily resident fee, consisting of net resident fees plus additional care fees combined, for owned senior living communities opened or operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $109 for 2002, $104 for 2001 and $106 for 2000. Approximately 99% of Sunrise’s resident fee revenues are derived from private pay sources.

     Managed Communities

     In addition to managing its owned communities and communities in which it retains an ownership interest, Sunrise also manages for third-party owners 28 operating communities and two communities under development with a total resident capacity of over 2,500. The management contracts for these properties have various terms, in some cases, running through December 2030. Sunrise intends to continue to capitalize on its brand awareness and further its transformation to a management services company by seeking to enter into third-party management and development contracts with other owners of senior living properties.

Properties

     As of December 31, 2002, Sunrise operated 209 senior living properties with a resident capacity of more than 16,000. In addition, Sunrise had 24 properties with a resident capacity of 2,055 under construction. Sunrise manages both properties that it owns or in which it has an ownership interest and properties owned by third parties. The following charts summarize

Sunrise’s portfolio of operating properties and properties under construction as of December 31, 2002.

     Operating Properties

	Properties			Resident Capacity

		Joint			Joint
Location	Consolidated	Venture	Managed	Consolidated	Venture	Managed

California	9	11	2	740	957	161
Colorado	—	6	—	—	533	—
Connecticut	2	1	—	168	102	—
District of Columbia	—	—	1	—	—	119
Florida	1	—	—	196	—	—
Georgia	3	5	6	98	630	383
Illinois	3	9	—	284	829	—
Indiana	4	—	—	279	—	—
Louisiana	—	2	2	—	161	113
Maryland	5	1	4	466	71	364
Massachusetts	1	4	5	31	306	357
Michigan	2	5	—	157	404	—
Minnesota	10	2	—	292	200	—
Missouri	1	—	—	89	—	—
New Jersey	2	13	2	169	1,086	177
New Mexico	—	2	—	—	101	—
New York	4	7	—	439	625	—
North Carolina	3	1	—	220	91	—
North Dakota	2	—	—	96	—	—
Ohio	12	6	—	761	392	—
Pennsylvania	3	11	1	223	905	177
South Carolina	1	—	—	39	—	—
Virginia	12	4	5	691	360	471
Washington	1	1	—	59	84	—
United Kingdom	—	2	—	—	229	—
Canada	—	7	—	—	715	—

Total Open Properties	81	100	28	5,497	8,781	2,322

     Properties Under Construction

	Properties			Resident Capacity

Location	Consolidated	Joint Venture	Managed	Consolidated	Joint Venture	Managed

California	—	8	1	—	624	86
Colorado	—	1	—	—	101	—
Delaware	—	1	—	—	71	—
District of Columbia	—	1	—	—	116	—
Georgia	1	—	—	71	—	—
Illinois	1	—	—	72	—	—
Michigan	1	—	1	84	—	104
New York	2	—	—	186	—	—
Pennsylvania	—	1	—	—	92	—
Virginia	—	1	—	—	106	—
United Kingdom	—	1	—	—	75	—
Canada	2	1	—	161	106	—

Total Properties Under Construction	7	15	2	574	1,291	190

Total Properties Open and Under Construction	88	115	30	6,071	10,072	2,512

Facility Development

     As part of its growth strategy, Sunrise develops and acquires senior living communities in top U.S. and international major metropolitan markets. The company develops and acquires these senior living communities for itself and for joint ventures in which it retains an ownership interest. Sunrise targets sites for development and acquisition in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective market, Sunrise considers a number of factors, including:

•	population;

•	income and age demographics;

•	target site visibility;

•	probability of obtaining zoning approvals;

•	estimated level of market demand; and

•	the ability to maximize management resources in a specific market by clustering its development and operating activities.

   Development

     Since its initial public offering in June 1996 through December 31, 2002, Sunrise has completed development of 119 new model communities with a resident capacity of approximately 10,400. At December 31, 2002, Sunrise had 24 communities under construction with resident capacity of approximately 2,055 and had entered into contracts to purchase or lease 42 additional sites. These sites are located in California, Colorado, Illinois, Louisiana, Michigan, Missouri, New Jersey, New York, Pennsylvania, Washington, Canada, Germany and the United Kingdom. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development primarily upon its model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates “brand” awareness in Sunrise’s markets.

     The primary milestones in the development process are:

•	site selection and contract signing;

•	feasibility;

•	zoning, site plan approval and building permits; and

•	completion of construction.

     Once a market has been identified, site selection and contract signing typically take approximately three to nine months. Zoning and site plan approval generally take 12 months and are typically the most difficult steps in the development process due to Sunrise’s selection of sites in mature communities which usually require site rezoning. Community construction normally takes 10 to 12 months. Sunrise believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a community receives a certificate of occupancy, residents usually begin to move in within one month. The cost of any particular community may vary considerably based on a variety of site-specific factors.

     Consistent with Sunrise’s long-range strategic goal of transforming itself into a senior living management services company, Sunrise expects substantially all of its future development activities to be conducted with joint venture partners. Sunrise has already entered into unconsolidated joint venture arrangements with third parties to develop projects in the United States, United Kingdom, Germany and Canada. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future, but with no obligation to acquire such assets. Sunrise has ownership interests in these joint ventures ranging from seven to twenty percent.

     Sunrise’s development activities are coordinated by its experienced development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are contracted to experienced, outside architects and contractors.

   Facility Acquisitions

     As part of its growth strategy, Sunrise also seeks to acquire attractive senior living communities in top U.S. and international major metropolitan markets. In evaluating possible acquisitions, Sunrise considers various factors, including:

•	location, construction quality, condition and design of the community;

•	current and projected community cash flow;

•	the ability to increase revenue, occupancy and cash flow by providing a full range of senior living services;

•	costs of community repositioning, including any renovations; and

•	the extent to which the acquisition will complement Sunrise’s development plans.

     Sunrise has entered into an investment agreement with the private equity group of Deutche Bank Real Estate (“DBREPE”), pursuant to which Sunrise and DBREPE have agreed to form a joint venture to acquire senior living properties in the United States. The venture will have approximately $25 million of available capital and, combined with debt financing, intends to acquire up to $200 million of senior living properties. Sunrise will operate the acquired properties under management agreements and will be responsible for the day-to-day management of the joint venture. During 2002, the joint venture was established and acquired two properties in which Sunrise has a minority ownership position. Sunrise has entered into a long-term management contract to provide management services to these properties.

     In 1999, Sunrise acquired Karrington Health, Inc., a provider of senior living services, which, as of the time of the acquisition, had developed 50 communities in the United States with a resident capacity of approximately 2,900.

   Sale/Long-Term Manage Back Program

     In 2000, Sunrise announced its intention to sell a select number of its properties, subject to market conditions, while retaining minority ownership interests and long-term management through operating agreements. This strategy, as a normal part of operations, enables Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. As of December 31, 2002, Sunrise has completed the sale of interests ranging from 75% to 100% in 57 communities. Sunrise continues to operate 56 of these 57 communities under long-term operating agreements. Based on a high level of interest from institutional real estate buyers and Sunrise’s plans to accelerate further its transformation to a senior living management services company, Sunrise expects to expand its sale/long-term manage back program to include the sale/long-term manage back of more than 20 properties in 2003.

Company Operations

   Operating Structure

     Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and regional office levels in order to allow community-based personnel to focus on resident care, consistent with Sunrise’s operating philosophy. Sunrise maintains its corporate headquarters office in McLean, Virginia and a business office in Fairfax, Virginia. Corporate staff members are responsible for: the establishment of company-wide policies and procedures relating to resident care, employee hiring, training and retention, community design and development, and community operations; accounting and finance functions including billing and collection, accounts payable, general finance and accounting, and tax planning and compliance; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of community-based operations, including marketing and sales activities; resident care; the hiring of community executives, care managers and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise’s development and acquisition plans within a given geographic region.

     Sunrise is currently organized into two large geographic regions: East and West, with multiple cluster regions under each. Sunrise has regional offices in Boston, MA, Long Island, NY, Villanova, PA, Atlanta, GA, Chicago, IL, Columbus, OH and Claremont, CA that support the currently opened and/or to-be-opened properties in these markets. All international activities are currently conducted through joint ventures. Sunrise also has regional offices in London, England and Toronto, Canada supporting the Sunrise communities open or under construction in those locations. Each of the regions is headed by either a vice president or manager of operations with extensive experience in the senior housing, health care and assisted living industries. Each regional cluster is supported typically by a sales/marketing specialist, a resident care specialist, a human resources specialist and a dining services specialist. Sunrise expects that all regional clusters will create similar staff positions as the number of communities in those regions increases.

   Community Staffing

     Each of Sunrise’s communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its communities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by (a) the department heads, who oversee the care and service of the community’s assisted living neighborhood and Alzheimer neighborhood, (b) a nurse, who serves as a case manager responsible for coordinating the services necessary to meet residents’ health care needs and (c) the director of community relations, who is responsible for selling Sunrise services. Other key positions include the dining services coordinator, the program coordinator and the maintenance coordinator.

     Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a community varies according to the level of care required by the residents of the community and the numbers of residents receiving Alzheimer’s care and plus care services.

     Sunrise believes that its communities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

   Staff Education and Training

     Sunrise has attracted, and continues to seek, highly dedicated, experienced personnel. Sunrise has developed a formal training program, the “five star training program,” which focuses on providing every employee with the appropriate skills that are required to ensure the highest quality of resident care. All managers and direct care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident care procedures, Alzheimer’s care, communication systems, and activities and dining programming. For the supervisors of direct care staff, additional program levels provide education in medical awareness and management skills.

     For department managers, Sunrise has developed the “mentor program,” which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive several weeks of training including classroom, on the job and corporate orientation. Thereafter, the mentor maintains regular contact with the new manager to provide ongoing support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including Sunrise’s “reminiscence program,” the social and volunteer programs, human resources, staffing and scheduling and medication management.

     Sunrise also has developed the “executive director in training program,” which offers a structured curriculum to train individuals to become executive directors at Sunrise. This program recruits successful, strong leaders from both Sunrise department head ranks as well as professionals from outside Sunrise and provides them with an accelerated training curriculum to prepare them to be Sunrise executive directors.

   Quality Improvement Processes

     Sunrise coordinates quality assurance programs at each of its communities through its corporate headquarters staff and through its regional offices. Sunrise’s commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by Sunrise. In addition to ongoing training and performance reviews of care managers and other employees, Sunrise’s quality control measures include:

     Family and Resident Feedback. Sunrise surveys residents and family members on a regular basis to monitor the quality of services provided to residents. Annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. A toll-free telephone line also is maintained which may be used at any time by a resident’s family members to convey comments.

     Regular Community Inspections. Community inspections are conducted by regional operations staff on a regular basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations.

     Third-Party Reviews. To further evaluate customer service, Sunrise engages an independent service evaluation company to “mystery shop” Sunrise’s communities. These professionals assess Sunrise’s performance from the perspective of a customer, without the inherent biases of a company employee. Each community is “shopped” at least three times per year in person, as well as one or more times per month by telephone. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record keeping and coordination of medications.

   Sales and Marketing

     Sunrise’s marketing strategy is intended to create awareness of and preference for Sunrise’s unique product/service positioning, leading to inquiries and visits to Sunrise communities from potential residents and their family members as well as positive referrals from key community sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A central marketing staff develops overall strategies, systems and programs for promoting Sunrise throughout its markets and monitors the success of overall and site/region specific marketing efforts.

     Each community has at least one dedicated sales person responsible for property-specific sales efforts, and each regional cluster generally has a sales leader responsible for coaching and performance oversight of community sales staff as well as marketing coordination with the national marketing staff.

     Core marketing and sales communication elements include local and regional print, local and network radio, direct mail, yellow pages, property signage, personal contacts with prospective referral sources, open houses, health fairs, grand openings for new communities, various community receptions and more.

Competition

     The senior living industry is competitive. Sunrise competes with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. Sunrise believes there are no one or more dominant companies in the senior living segment. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, but such barriers to competitive entry are more substantial for the skilled nursing segment. Although new construction of senior living communities has declined significantly, Sunrise has experienced and expects to continue to experience competition in its efforts to develop, acquire and operate senior living communities. Some of the present and potential senior living competitors of Sunrise have, or may obtain, greater financial resources than Sunrise. Consequently, Sunrise may encounter competition that could limit its ability to attract residents or expand its business, which could have a material adverse effect on its revenues and earnings.

Government Regulation

     Senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements include:

•	personnel education, training, and records;

•	community services, including:

- administration of medication;

- assistance with self-administration of medication; and

- the provision of limited nursing services;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans, and

•	resident rights and responsibilities; including, in some states, the right to receive health care services from providers of a resident’s choice.

     Some communities are also licensed to provide independent living services, which generally involve lower levels of resident assistance. Other communities are licensed to provide skilled nursing services, which generally involve significantly higher levels of resident assistance. Communities which are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities which participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries. In several of the states in which Sunrise operates or intends to operate, senior living communities also require a certificate of need before the community can be opened. In most states, senior living communities are also subject to state or local building code, fire code, and food service licensing or certification requirements. Senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or a Sunrise competitor.

     From time to time in the ordinary course of business, Sunrise receives deficiency reports, which Sunrise reviews to take appropriate corrective action. Most inspection deficiencies are resolved through a plan of corrective action. However, the reviewing agency typically has the authority to take action against a licensed community where deficiencies are noted. This action may include imposition of fines, imposition of a provisional or conditional license, or suspension or revocation of a license, loss of certification as a provider under federal health care program, or other sanctions. If Sunrise fails to comply with applicable requirements, Sunrise’s business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by Sunrise has resulted in a suspension, fine, or other disposition that has had a material adverse effect on Sunrise’s revenues.

     Regulation of the senior living industry is evolving. Sunrise’s operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised, or a determination is made that the care provided by one or more of Sunrise’s communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, Sunrise’s operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect Sunrise, following the closing of Sunrise’s acquisition of Marriott Senior Living Services, such as reductions in Medicare or Medicaid program funding. For example, the Balanced Budget Act of 1997 established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving Medicare reimbursement adequate to cover the costs of operating the facilities. The Balanced Budget Act of 1997 also repealed rules which required state Medicaid payments to nursing facilities to be “reasonable and adequate” to cover the costs of efficiently and economically operated facilities.

     Sunrise is also subject to certain federal and state anti-remuneration laws, such as the federal health care programs anti-kickback law, which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect remuneration that is intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care program anti-kickback laws has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Additionally, in some states, Sunrise operates or will operate communities for which bills are submitted to federal and/or state health care programs, including state Medicaid waiver programs for assisted living communities, the Medicare skilled nursing community benefit program, the Medicaid nursing facility benefit program or some other federal or state health care program. Consequently, Sunrise is subject to federal and state laws which prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Violation of any of these laws can result in loss of licensure, civil or criminal penalties, and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Similar state laws vary from state to state, are sometimes vague, and have rarely been interpreted by courts or regulatory agencies. Sunrise cannot be sure that these laws will be interpreted consistently with Sunrise’s practices.

     Sunrise is also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. Although many of the announced standards have not yet become effective, they will govern Sunrise’s use and disclosure of health information at some communities. Sunrise is in the process of evaluating the effect of the HIPAA rules on these communities. Although the new health information standards may have a significant effect on the manner in which Sunrise handles health data and communicates with payors at some communities, Sunrise believes that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

     At December 31, 2002, Sunrise had 11,808 employees, including 7,525 full-time employees, of which 319 were employed at Sunrise’s headquarters and business office. Sunrise believes employee relations are good.

Website

     Sunrise’s Internet website is at http://www.sunriseassistedliving.com. Sunrise makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Segments

     Sunrise has two business segments: Sunrise Management Services and Sunrise Properties. For information regarding these segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to Sunrise’s consolidated financial statements.

Risk Factors

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

     Risks Relating to Sunrise’s Business

•	The operations of Sunrise and Marriott Senior Living Services may not be integrated successfully, and the intended benefits of the transaction may not be realized, each of which could have a negative impact on the revenues, expenses and operating results of Sunrise

     The completion of Sunrise’s acquisition of Marriott Senior Living Services poses risks for the ongoing operations of Sunrise, including that:

-	the Marriott Senior Living Services portfolio may not perform as well as Sunrise anticipates due to various factors, including disruptions caused by the integration of operations with Sunrise, changes in macro-economic conditions and the termination of some of the management agreements that comprise the Marriott Senior Living Services portfolio;

-	the diversion of management attention to the integration of the operations of Marriott Senior Living Services could have a material adverse effect on the continued operation and expansion of Sunrise’s existing business;

-	Sunrise may not effectively integrate the operations of Marriott Senior Living Services;

-	Sunrise may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of Marriott Senior Living Services employees; and

-	following the transaction, Sunrise may not achieve expected cost savings and operating efficiencies, such as the elimination of redundant administrative costs and property management costs.

If Sunrise fails to successfully integrate Marriott Senior Living Services and/or fails to realize the intended benefits of the transaction, such failure could have a material adverse effect on the revenues, expenses and operating results of Sunrise and the market price of Sunrise’s common stock could decline from its market price at the time of completion of the acquisition.

•	Liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations.

     The senior living business entails an inherent risk of liability. In recent years, we, as well as other participants in our industry, have become subject to an increasing number of lawsuits alleging negligence or related legal theories. Many of these lawsuits involve large claims and significant legal costs. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. The liability insurance currently maintained by us has the following coverage limits:

Type of Coverage	Coverage Limits	Examples of Incidents Covered

• General liability	• $11,000,000 per occurrence, with additional specific limitations for particular categories of claims that fall under the general liability category; the general liability coverage carries a $1,000,000 per occurrence deductible.	• premises claims by third parties, not including residents; • personal injury and advertising injury; • independent contractors; and • fire damage to other rented locations

Healthcare professional liability	• $11,000,000 per occurrence, $11,000,000 in aggregate for the policy year; coverage limits for the general and healthcare professional liability are combined with each eroding the annual aggregate; healthcare professional liability coverage carries a $1,000,000 per occurrence deductible	• negligence claims involving residents

• Umbrella excess liability	• $40,000,000 per policy year; coverage is in excess of the general liability and health care professional liability limits	• same as under general liability and health care professional liability coverages

• Non-medical professional liability	• $5,000,000 per wrongful act/$7,000,000 total; coverage limits do not overlap with general liability, healthcare professional liability or umbrella excess liability limits and are in excess of a $50,000 per occurrence retention	• claims against our development or management company subsidiaries by third parties for whom we develop or manage properties

     We cannot be sure that claims will not arise that are in excess of our coverage or not covered by our insurance policies. Also, the above deductible, or self-insured retention, is accrued based on an actuarial projection of future liabilities. In the event this accrual is inadequate, our operating results could be negatively affected. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases.

•	Any delays we experience in developing new facilities could impede our growth and adversely affect our revenues and results of operations.

     Our growth objectives include the development of a significant number of new senior living communities, both domestically and internationally and either directly or through joint ventures with development partners. We currently have 20 communities under construction with a resident capacity of approximately 1,675 residents. As of December 31, 2002, we had entered into contracts to purchase or lease 42 additional development sites. Of these sites, we have received zoning approval from the applicable municipal authority to construct a senior living facility on 36 sites and we are pursuing zoning approval on the remaining sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.

     Our ability to successfully achieve these development plans will depend upon a variety of factors, many of which are outside our control. These factors include:

•	difficulties or delays experienced in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	Shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions that could delay construction projects;

•	difficulties in finding suitable sites for future development activities at acceptable prices; and

•	increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied.

     We cannot assure you that we will not experience delays in completing facilities under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow, which would adversely impact our revenues and results of operations.

•	Our failure to secure additional financing to fund our development activities could slow our growth and could adversely affect our revenues and results of operations.

     We will need to obtain additional financial resources to fund our development and construction activities. We currently estimate that the existing credit facilities, together with existing working capital, proceeds from sales of selected senior living communities as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $54 million to complete the communities we currently have under construction. As of December 31, 2002, we had entered into contracts to purchase or lease 42 additional sites for a total contracted purchase price of $92 million. We estimate that it will cost approximately $445 million to develop these communities. We expect that our cash flow from operations, together with borrowings under existing credit facilities and proceeds from expected future sales of selected senior living facilities, will be sufficient to fund the development sites for these additional senior living facilities for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. If we are not able to obtain additional financing on favorable terms, we may have to delay or eliminate all or some of our development projects, which could adversely affect our revenues and results of operations.

•	Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

     At December 31, 2002, we had mortgage, construction and other indebtedness totaling $457 million and unused lines of credit totaling $304 million. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot assure you that we will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the facility. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of facilities.

•	Our failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.

     There are various financial covenants and other restrictions in our debt instruments, including provisions which:

•	require us to meet specified financial tests. For example, our $265 million construction line of credit requires us to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

•	require consent for changes in management or control of us. For example, our $265 million construction line of credit requires the lender’s consent for any merger where Paul Klaassen or Teresa Klaassen does not serve as our chairman of the board and chief executive officer;

•	restrict the ability of our subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

•	require that we maintain minimum occupancy levels at our facilities. For example, our $265 million construction line of credit requires that 85% occupancy be achieved after 15 months for a newly opened facility and, following this period, be maintained at or above that level.

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable prior to its stated due date. We cannot assure you that we could pay this debt if it became due. Further, our construction line of credit contains a cross-default provision pursuant to which a default on other indebtedness by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

•	Our failure to sell selected senior living facilities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.

     As part of our normal operations, we sell selected senior living communities and, in connection with these sales, we generally enter into long-term management contracts to manage these communities and, in many cases, retain an equity interest in the projects. This strategy of selling selected senior living communities has enabled us to reduce our debt, re-deploy our capital into new development projects and realize gains on appreciated real estate. The sale of our facilities is subject to various market conditions and we cannot assure you that we can continue to sell communities or realize gains at or near amounts that have been recognized in the past. If we are unable to continue to implement our strategy of selling selected senior living communities, our revenues, results of operations and our ability to finance the construction of new facilities could be materially adversely affected.

•	Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

     At December 31, 2002, we had approximately $114 million of floating-rate debt at a weighted average interest rate of 3.87%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one percent increase in interest rates would increase annual interest expense by approximately $1 million based on the amount of floating-rate debt at December 31, 2002.

•	Early termination of our management service agreements could cause a loss in revenues.

     Approximately $180 million in revenues were generated through third-party and joint venture management service agreements in 2002. We provide management services to third party and joint venture owners to operate senior living communities and provide management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. The terms of our third-party management service agreements generally are five years and the terms of our management agreements entered into in connection with our sale/long-term manage back transactions generally range from 25 to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, property owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community. Also, in some instances, a property owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same property owner or its affiliates. Early termination of our management agreements could cause a loss in revenues.

•	Our revenues have historically depended on private pay sources.

     Assisted living services, which represents a substantial portion of our senior living services, currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of our resident fee revenues are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new facilities and the staffing and other costs of providing the assisted living services at these facilities, only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay the daily resident fees.

•	If development of new senior living communities outpaces demand, we could experience decreased occupancy, depressed margins or lower operating results.

     We believe that some secondary senior living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry, which represents a substantial portion of our senior living services, are not substantial. Consequently, development of new senior living communities could outpace demand. Overbuilding in any of our market areas could, therefore, cause us to experience decreased occupancy, depressed margins or lower operating results.

•	Termination of resident agreements could adversely affect our revenues and earnings.

     State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their agreement on 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average residents means that the resident turnover rate in our senior living facilities may be difficult to predict.

•	If we do not effectively manage our growth, our business and financial results could be adversely affected.

     We expect that the number of our owned and operated communities will increase substantially as we pursue our future growth plans. This rapid growth will place demands on our management resources. Our ability to manage our growth effectively will require that we continue to expand our operational, financial and management systems and that we continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business and financial results could be adversely affected.

•	Departure of our key officers could harm our business.

     Our future success depends, to a significant extent, upon the continued services of Paul J. Klaassen, our chairman of the board and chief executive officer and founder; Teresa M. Klaassen, our executive vice president, secretary, chief cultural officer and founder; and Thomas B. Newell, our president. Other than Mr. Klaassen, who entered into a five-year employment agreement with us in September 2000, none of our key officers have employment agreements. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

•	The discovery of environmental problems on any of the communities we own or operate could result in substantial costs to us.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials, that could be located on, in or under a property. These laws and regulations often impose liability without regard to whether or not the owner or operator knew of, or was responsible for, the presence or release of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. In addition, the liability of an owner or operator is generally not limited and could exceed the property’s value and the aggregate assets of the owner or operator. An owner or operator or an entity that arranges for the disposal of hazardous or toxic substances at a disposal site also may be liable for the costs of any required remediation or removal of hazardous or toxic substances at the disposal site.

     We engage consultants to conduct Phase I environmental studies of development sites that are placed under contract. If the Phase I study indicates the existence or the possibility of the existence of hazardous or toxic substances on the property, a Phase II study is requested and performed. The Phase I and Phase II studies, as applicable, may not reveal all environmental liabilities. There could be, therefore, material environmental liabilities of which we are unaware. In connection with the ownership or operation of our communities, we could be liable for the costs of remediation or removal of hazardous or toxic substances. We also could be liable for other costs, including governmental fines and damages for injuries to persons or properties. As a result, the presence, with or without our knowledge, of hazardous or toxic substances at any property owned or operated by us, or acquired or operated by us in the future, could have an adverse effect on our financial condition or earnings.

•	Failure to comply with existing environmental laws regarding management of infectious medical waste could harm our business and financial condition.

     Some of our facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, recordkeeping, notice and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business operations and financial condition.

     Because these environmental laws are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

Risks Relating to the Senior Living Industry

•	Competition in our industry is high and may increase, which could impede our growth and have a material adverse effect on our revenues and earnings.

     The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent and assisted living segments of the senior living industry are not as substantial as in other health industries, but such barriers to competitive entry are more substantial for the skilled nursing segment of the senior living industry. In pursuing our growth strategies, we have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living facilities. Consequently, we may encounter competition that could limit our ability to attract new residents or expand our business, which could have a material adverse effect on our revenues and results of operations.

•	Our success depends on attracting and retaining skilled personnel, and increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which we may not be able to offset by increasing the rates we charge to our residents.

     We compete with various health care services providers, including other elderly care providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each of our residences. A shortage of nurses or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed. Employee compensation, including salary increases and the hiring of additional personnel to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

•	The need to comply with government regulation of senior living facilities may increase our costs of doing business and increase our operating costs.

     Senior living facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements include:

•	personnel education, training, and records;

•	facility services, including:

— administration of medication;

— assistance with self-administration of medication; and

— the provision of limited nursing services;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans; and

•	resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident’s choice.

     Some of our communities are licensed to provide skilled nursing services, which generally involve significantly higher levels of resident assistance. Communities which are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health care services. Communities which participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries. In several of the states in which we operate or intend to operate, senior living communities also require a certificate of need before the community can be opened. In most states, senior living communities also are subject to state or local building code, fire code and food service licensing or certification requirements. Like other health care communities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or a Sunrise competitor.

     From time to time in the ordinary course of business, we receive deficiency reports, which we review to take appropriate corrective action. Most inspection deficiencies are resolved through a plan of corrective action. However, the reviewing agency typically has the authority to take action against a licensed facility where deficiencies are noted. This action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license, loss of certification as a provider under federal health care programs or other sanctions. If we fail to comply with applicable requirements, our business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues.

     Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised or a determination is made that the care provided by one or more of our facilities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment for health care services. Some aspects of these initiatives could adversely affect Sunrise, such as, following the closing of Sunrise’s acquisition of Marriott Senior Living Services, reductions in Medicare or Medicaid program funding. For example, the Balanced Budget Act of 1997 (BBA) established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving Medicare reimbursement adequate to cover the costs of operating the facilities. The BBA also repealed rules which required state Medicaid payments to nursing facilities to be “reasonable and adequate” to cover the costs of efficiently and economically operated facilities.

     We also are subject to certain federal and state anti-remuneration laws, such as the federal health care programs anti-kickback law, which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect remuneration that is intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care program anti-kickback law has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Additionally, in five states, we operate facilities for which bills are submitted to federal and/or state health care programs, including state Medicaid waiver programs for senior living facilities, the Medicare skilled nursing facility benefit program, the Medicaid nursing facility benefit program or some other federal or state health care program. Consequently, we are subject to federal and state laws which prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Violation of any of these laws can result in loss of licensure, civil or criminal penalties, and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Similar state laws vary from state to state, are sometimes vague and have rarely been interpreted by courts or regulatory agencies. We cannot be sure that these laws will be interpreted consistently with our practices.

     Sunrise is also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (“HHS”) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to the privacy of such information. Although many of the announced standards have not yet become effective, they will govern Sunrise’s use and disclosure of health information at some communities. Sunrise is in the process of evaluating the effect of the HIPAA rules on these communities. Although the new health information standards may have a significant effect on the manner in which Sunrise handles health data and communicates with payors, Sunrise believes that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Properties

     Sunrise leases its corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to twelve years. The corporate headquarters lease commenced upon completion of the building in July 1999 and expires in July 2011. The lease has an initial annual base rent of $1 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule. In September 1999, Sunrise amended another corporate lease to increase the amount of leased premises and extend the maturity date to October 2004. The initial annual lease payments of the business office leases amount to $462,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The initial annual base rent payments under the warehouse lease amount to $148,000, subject to annual increases of 3%. Also required are an amortization rent of $88,000 and a portion of operating expenses. Various other leases expire during 2003 and 2004.

     Sunrise has also entered into operating leases for five communities and seven long-term ground leases related to other communities. The operating lease terms vary from 15-20 years, with two ten-year extension options, and ground leases have terms of 15 to 99 years. For information regarding these leases, see Note 15 to Sunrise’s consolidated financial statements. For information regarding communities owned by Sunrise or in which it holds interests, see “ Item 1. Business.”

Item 3. Legal Proceedings

     Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Sunrise’s management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Sunrise’s business, financial condition, and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Sunrise’s common stock is traded on the New York Stock Exchange under the symbol “SRZ.” Trading of Sunrise’s common stock commenced on May 31, 1996. Our common stock began trading on the New York Stock Exchange on May 23, 2001 under the symbol ''SRZ.’’ Prior to that date, our common stock was traded on The Nasdaq National Market under the symbol ''SNRZ.’’ As of March 14, 2003, there were 263 stockholders of record. No cash dividends have been paid in the past. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low

March 31, 2001	$25.625	$18.125
June 30, 2001	$27.50	$18.375
September 30, 2001	$32.00	$22.50
December 31, 2001	$31.81	$23.65

Quarter Ended	High	Low

March 31, 2002	$32.70	$20.60
June 30, 2002	$30.15	$25.36
September 30, 2002	$27.50	$21.00
December 31, 2002	$29.00	$19.60

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with Sunrise’s Consolidated Financial Statements and notes thereto included elsewhere herein.

	December 31,

	2002	2001	2000	1999(1)	1998

	(dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenue	$505,912	$428,219	$344,786	$255,219	$170,712
Facility and management contract operating expenses	312,101	243,387	185,897	137,494	89,929
Facility development and pre-rental expenses	11,504	7,949	6,226	7,184	5,197
General and administrative expenses	36,944	32,809	27,418	20,715	12,726
Depreciation and amortization expenses	25,317	28,475	33,902	25,448	21,650
Interest expense, net	19,980	26,176	37,566	21,750	15,430
Net income (2)	54,661	49,101	24,278	20,213	22,312
Net income per common share:
Basic	2.44	2.25	1.12	0.96	1.16
Diluted	2.23	2.08	1.10	0.94	1.11
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$173,119	$50,275	$42,874	$53,540	$54,197
Working capital (deficit)	139,639	38,803	(34,063)	95,480	69,573
Total assets	1,116,151	1,177,615	1,129,361	1,101,413	683,411
Total debt	456,969	630,756	674,703	700,943	428,326
Stockholders’ equity	465,818	410,701	354,045	335,124	227,655
OPERATING AND OTHER DATA:
Ratio of earnings to fixed charges (3)	2.71x	2.48x	1.57x	1.52x	1.61x
EBITDA (excluding non-recurring items and charges) (4)	$135,033	$132,838	$111,268	$80,308	$59,392
Net cash provided by operating activities	98,817	101,485	62,477	42,787	27,138
Net cash (used in) provided by investing activities	211,935	(52,518)	(34,258)	(235,065)	(146,471)
Net cash (used in) provided by financing activities	(187,908)	(41,566)	(38,885)	191,621	90,887
Properties (at end of period):
Owned	181	162	147	126	66
Managed	28	24	17	14	11

Total	209	186	164	140	77
Resident capacity:
Owned	14,278	12,607	11,380	9,756	5,617
Managed	2,322	2,190	1,503	1,289	1,010

Total	16,600	14,797	12,883	11,045	6,627
Number of stabilized consolidated properties	79	83	68	49	32
Occupancy rate (5)	90%	91%	94%	96%	94%

(1)	On May 14, 1999, we completed our acquisition of Karrington through a tax-free, stock-for-stock transaction in which we issued 2.3 million shares of our common stock in exchange for all outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The common stock issued in the transaction, together with related merger costs, had a value of $85 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington since the acquisition are included in our financial information for 1999.

(2)	Net income for the year ended December 31, 2002 included an extraordinary loss of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for early redemption of the convertible notes. Net income for the year ended December 31, 2001 included a $2 million non-recurring item ($1 million after tax), which consisted of a $9 million cash payment, net of expenses, received by us in connection with a settlement of a lawsuit filed by Karrington prior to our acquisition of Karrington, and $7 million of non-recurring charges associated with writing down project costs as a result of our decision not to proceed with our planned development of five sites. Net income for the year ended December 31, 1999 included $5 million of non-recurring charges ($4 million after tax), of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement. Of these non-recurring charges, $4 million were non-cash transactions.

(3)	Computed by dividing earnings by total fixed charges. Earnings consist of earnings from continuing operations excluding unusual charges or extraordinary items, plus fixed charges, reduced by the amount of unamortized interest capitalized. Fixed charges consist of interest on debt, including amortization of debt issuance costs, and a portion of rent expense estimated by management to be the interest component of such rentals.

(4)	EBITDA (excluding non-recurring items and charges) are presented because we believe this data is used by some investors to evaluate our ability to meet debt service requirements. We consider EBITDA to be an indicative measure of our operating performance due to the significance of our long-lived assets and because this data can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. In addition, our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. Interest, taxes, depreciation and amortization, which are not reflected in our presentation of EBITDA, have been, and will be incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance. We calculate EBITDA as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Net income (loss)	$54,661	$49,101	$24,278	$20,213	$22,312
Plus interest expense, net	19,980	26,176	37,566	21,750	15,430
Plus taxes	35,075	31,393	15,522	7,828	—
Plus depreciation and amortization	25,317	28,475	33,902	25,448	21,650
Less non-recurring items	—	(2,307)	—	—	—
Plus non-recurring charges	—	—	—	5,069	—

Earnings before interest, taxes, depreciation and amortization (excluding non-recurring items and charges):	$135,033	$132,838	$111,268	$80,308	$59,392

(5)	Based on occupancy for owned properties, opened or operated for at least 12 months, or that have achieved occupancy percentages of 95% or above at the beginning of the year. The occupancy rate excludes resident capacity affected by temporary vacancies and resident relocations generally of between three to six months due to renovations. Stabilized occupancy levels for 2001 and 2002 were negatively impacted by the inclusion of the Karrington portfolio, the impact of the sale of mature Sunrise properties under the sale/long-term manage back program and the addition of newly developed properties through our development program. Although the financial performance of stabilized Karrington properties has improved, they generally exhibit lower occupancy levels compared to Sunrise prototype properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living’s operations, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of December 31, 2002, we operated 200 communities in the United States, seven communities in Canada and two communities in the United Kingdom, with a total resident capacity of more than 16,000, including 181 communities owned by us or in which we have an ownership interest and 28 communities managed for third parties. We have traditionally served as an operator of assisted living communities but have also offered independent living services and skilled nursing services at some communities. In addition to operating senior living communities, we also develop senior living communities for ourselves and for joint ventures in which we retain an ownership interest.

     Our long-range strategic objective is to transform ourselves into a senior living management services company. We believe this transformation will result in our revenue and earnings becoming increasingly based on long-term management contracts resulting in more stable and predictable revenue and earnings streams. Through the execution of our business plan, we have made significant progress toward this goal. We expect that our progress in this area will be accelerated primarily by (1) the closing of our acquisition and subsequent integration of Marriott Senior Living (see “Recent Developments” below), (2) the development of new communities primarily through joint ventures and (3) the continuation of our sale/long-term manage back program.

Recent Developments

     In December 2002, we signed a definitive purchase agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott’s wholly owned subsidiary, Marriott Senior Living Services, Inc., which owns and operates senior independent full-service and assisted living communities. Upon the closing of this transaction, which is currently expected to occur in late March 2003, we expect to assume management of an additional 126 operating properties with a total resident capacity of 23,157. These properties are expected to consist of 110 management contracts and 16 operating leases. Through our acquisition of all of Marriott Senior Living’s outstanding stock, we will also acquire 12 land parcels as well as certain other assets of Marriott Senior Living. At closing, Marriott Senior Living’s approximately 15,000 employees are expected to remain employed by Marriott Senior Living, which is expected to be renamed Sunrise Senior Living Services. The closing of this transaction is subject to the receipt of required regulatory approvals and other closing conditions.

     We will pay approximately $88 million in cash, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of Marriott Senior Living. We will also assume approximately $38 million of working capital liabilities and other funding obligations, including credit enhancements, and approximately $23 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. In addition, pursuant to the terms of the purchase agreement, Sunrise expects to pay Marriott approximately $10 million in connection with Marriott Senior Living’s expected acquisition of certain real property prior to the closing of the transaction. We will use cash on hand, including proceeds from our recently completed sale/long-term manage back transactions, and capacity under our various credit facilities to fund the purchase price.

     The Marriott Senior Living portfolio currently includes 126 properties located in 29 states with a resident capacity of 23,157. The majority of the properties are clustered in major metropolitan markets, which is consistent with Sunrise’s operating strategy. Based on data provided to us by Marriott International, approximately 50 percent of the resident capacity of the portfolio is assisted living, 34 percent is independent living and 16 percent is skilled nursing. At closing, the properties are expected to be owned by six major owner groups with the two largest owners comprising 66 percent of the portfolio. Based on data provided to us by Marriott International, the two largest owners are CNL Retirement Properties, Inc. (38 properties) and Senior Housing Properties Trust (45 properties). We are aware of pending litigation between Senior Housing Properties Trust and Marriott. The definitive purchase agreement between Sunrise and Marriott provides protection for us regarding certain management contracts, including the contracts for the Senior Housing Properties Trust properties.

Critical Accounting Policies

Development of Properties

     We undertake to develop a number of wholly owned senior living properties each year. We also develop senior living properties in partnership with others. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced over 20 years ago, and are constantly searching for ways to improve our properties.

     At December 31, 2002, we had seven wholly owned properties under construction with a resident capacity of over 500 residents. With respect to these development properties, we are required to fund the construction of the property not otherwise financed by construction loans, capitalize the property development costs associated with construction, recognize initial operating losses from the property during the initial one to two years prior to the property achieving occupancy stabilization and recognize ongoing depreciation expense associated with owning the real estate. We are committed to this investment in costs and expenses because we have historically been able to create significant value through the successful development and operation of wholly owned prototype properties. In 2002, start-up losses for 100% owned properties that have not reached stabilized occupancy were $6 million and depreciation expense for our owned properties was $20 million.

     We also enter into development joint ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a stream of revenue. Additionally, these development joint ventures allow us to reduce the risk of our international expansion, which we conduct through joint ventures, with the assistance of knowledgeable international partners. When development is undertaken in partnership with others, our joint venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. At December 31, 2002, these joint ventures have developed or are developing 51 properties (14 of which are under construction) with approximately $547 million of third-party debt and approximately $144 million of third-party equity.

     As a part of our operating strategy, we may provide limited debt guarantees to certain of our development joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. We currently guaranty $34 million of debt four our development joint ventures. Of the $34 million, $18 million are last dollar debt guarantees on international development. Last dollar guarantee means the third-party debt would have to default, the bank would have to enforce any remedies against the venture, including foreclosure, after which we would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. Of the $34 million in debt guarantees to development joint ventures, $21 million are removed upon stabilization of the underlying properties. The remaining $13 million will remain in place throughout the term of the loan. We receive a fee in all situations where we have provided a debt guarantee. These fees are recognized over the period covered by the respective debt guarantee. To date, we have not been required to fund any debt guarantees due to the positive performance of the underlying properties. At December 31, 2002, we do not believe that we will be required to fund under our current outstanding debt guarantees and therefore no liabilities are reflected in our financial statements for these debt guarantees. If we were required to fund a debt guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If circumstances were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

     For all of our development joint ventures, we earn pre-opening fees for site selection, zoning, construction supervision, employee selection, licensing, training and marketing efforts. These fees are included in the “Management and contract services” line item on our consolidated income statement. As we are minority owners in these joint ventures, we only record the fee revenue associated with the third-party ownership percentage of the joint venture. For example, when our joint venture partner has a 75% ownership interest in the joint venture, we only record 75% of the fee revenue.

     As part of our fee-development for joint ventures, we typically guarantee that properties will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. We would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2002, thirteen properties are under construction and subject to completion guarantees. We have over 20 years’ experience in the development and construction of senior living properties. Our construction contractors are experienced in building our prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if amounts are required to be funded by us, they would become loans to the venture and earn interest. We closely monitor these projects and do not expect to fund any amounts under these development completion guarantees during 2003. Therefore, no liabilities are reflected in our financial statements for these guarantees. If we were required to provide funds under a development completion guarantee, we could provide additional capital contributions to the joint venture to meet our obligation, if provided in the joint venture and guarantee agreement, or we would expense amounts provided under the development completion guarantee.

     In addition to the third-party debt, we may provide financing necessary to complete the construction of the properties within these joint ventures. These loans are presented on our consolidated balance sheet in the “Notes receivable” line item and were $77 million at December 31, 2002. This financing is provided at negotiated prevailing market interest rates. We monitor the collectibility of these notes based on the current performance of the open properties, the budgets and projections for future performance and the estimated fair value that has been created by the successful completion and operation of these properties. To date, we have not recorded any reserves against these notes based on our analysis of the preceding factors and, at December 31, 2002, expect that repayment of these notes will be made. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, we would establish a reserve to write-down the note to its collectible value.

     In addition to the foregoing, we may provide limited debt guarantees to certain of our joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. At December 31, 2002, we have guaranteed $16 million of debt for our business ventures which represents our maximum exposure under our debt guarantees. Of the $16 million, $2 million of guarantees are for our sale long-term manage back partnerships. These guarantees are removed upon reaching certain occupancy and debt service coverage targets within the partnership. Of the $16 million, $4 million represents a debt guarantee to a joint venture that was acquired in the Karrington acquisition. This debt guarantee remains in place throughout the term of the loan. Sunrise has provided $10 million of debt guarantees to hospital partnerships that remain in place throughout the term of the loan. To date we have not been required to fund any debt guarantees.

Management of Properties

     We manage and operate properties wholly owned by us, owned by joint ventures in which we have a minority ownership interest and owned completely by third parties. For the properties that we manage for third parties, we typically are paid a management fee of approximately 5% to 8% of the property’s revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. Management fee revenue is included in the “Management and contract services” line item on our consolidated income statement.

     As a part of some third party management contracts, we may provide an operating deficit guarantee. This means that if a property has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, we would provide a loan to the property to cover the cash shortfall. These guarantees are generally included within our joint venture development portfolios and usually are provided for a limited period of time, generally until the property reaches stabilization. Typically, the terms of these operating deficit guarantees provide for no limitation to the maximum potential future payments under the guarantee. Currently, 26 operating properties are subject to a Sunrise operating deficit guarantee and 13 additional properties will be subject to a guarantee upon opening. Sunrise funded $300,000 under these guarantees in 2002 related to four properties in the international joint ventures and expects to fund approximately $200,000 in 2003 under these guarantees. The amounts funded in 2002 were recorded as loans to the ventures.

Sale/Long-Term Manage Back Program

     In 2000, we announced our intention to sell selected owned properties as a normal part of our operations and retain long-term management contracts and, in many cases, minority equity interests in the properties. We believe that this strategy of selling selected properties as part of our normal operations has and will continue to enable us to reduce our debt, re-deploy our capital into new development projects and realize cash gains on appreciated real estate. Under our sale/long-term manage back program, we sell wholly owned properties that we previously developed. This approach requires that we reflect in our income statement many expenses associated with these properties prior to their sale, including certain development expenses, start-up losses and depreciation.

     We have performed under our sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which we have a minority ownership interest, generally ranging from 20% to 25%. If we sell 100% of a property to a third-party owner, we recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell. Generally accepted accounting principles require that we remove the book value of the property from the “Property and equipment” line item on our consolidated balance sheet and remove from liabilities any debt paid off or assumed by the new owner in the transaction.

     If we sell a property to a joint venture in which we have a minority ownership interest, we will recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell, adjusted to reflect only the gain associated with the third-party ownership in the joint venture. Generally accepted accounting principles require that we not record a gain on the portion of the sale associated with our remaining ownership in the joint venture. Generally accepted accounting principles also require that we record, at historical cost basis, our remaining ownership of the property sold and debt assumed by the joint venture as an investment. This investment is included in the “Investment in unconsolidated senior living properties” line item on the balance sheet. Further, as is the case with the sale of a 100% interest in a property, generally accepted accounting principles require that we remove the book value of the property from the “Property and equipment” line on our consolidated balance sheet and remove from liabilities any debt assumed by the new owner in the transaction. We generally do not provide seller financing in these transactions.

     The recognition of the gain from these sales, as calculated above, in our consolidated income statement, which is recorded in the “Income from property sales” line item, is determined by the terms of the purchase and sale agreement. Often, the purchasers in these transactions require that the properties perform at a certain operating level for up to one-year following the sale transaction. The operating contingencies placed in these agreements require us, in accordance with generally accepted accounting principles, to defer a portion of the gains until such operating contingencies have been met. If the operating contingencies are not met for an identified period, we would be required to repay a portion of the cash proceeds related to the specific contingency and would not be able to recognize the portion of the gain associated with that contingency. There have been sale transactions in this sale/long-term manage back program that have not required such operating contingencies. In these instances, we would record the gain in the period in which the sale occurred. The balance of the unrecognized gains on properties sold in prior periods is included in the “Deferred revenue” line of our consolidated balance sheet.

     For financial statement purposes, we record a provision for income taxes on all gains we recognize on the sale of properties at the applicable statutory rate. For federal income tax purposes, many of our sales are treated as tax-free exchanges.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) resident fees for the delivery of senior living services, (2) management and contract services income for management and contract services provided to properties owned by unconsolidated joint ventures and other third parties and (3) income from property sales. Historically, most of our operating revenues have come from resident fees and management and contract services. In 2002, 2001, and 2000, resident fees and management and contract services comprised 85%, 85% and 91% of total operating revenues, respectively. The balance of our total operating revenues was derived from income from property sales.

     Residents, their families or other responsible parties typically pay resident fees monthly. In each of 2002, 2001 and 2000, approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program.

     Management and contract services income represents fees from long-term contracts for properties owned by unconsolidated joint ventures and other third party owners. Reimbursable expenses paid by us for the unconsolidated joint ventures are also reflected as revenues in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the “Management and contract services expense” line item. Management and contract services income includes management fees for operating properties, which are generally in the range of 5% to 8% of a managed property’s total operating revenue for properties in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

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

     Consolidated

     Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     We continued to experience growth in operations in the year ended December 31, 2002 and continued to capitalize on our brand awareness by accepting additional third-party management and development contracts. During 2002, we began operating 21 additional properties in which we have an ownership interest and managing 7 additional properties for independent third parties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa.

     Total operating revenue increased 18% to $506 million for the year ended December 31, 2002 from $428 million for the year ended December 31, 2001. Net income increased 11% to $55 million for the year ended December 31, 2002 (including an after tax extraordinary loss of $3 million), or $2.23 per share (diluted), from $49 million for the year ended December 31, 2001 (including an after tax extraordinary gain of $500,000 and non-recurring items of $1 million), or $2.08 per share (diluted). The increase in net income between the years ended December 31, 2002 and December 31, 2001 was mainly due to our sale/long-term manage back program which resulted in higher income, reduced interest expense as a result of a $174 million reduction in debt and lower depreciation and amortization expense.

     Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     During 2001, we began operating 17 additional properties in which we have an ownership interest and managing 5 additional properties for independent third parties.

     Total operating revenue increased 24% to $428 million for the year ended December 31, 2001 from $345 million for the year ended December 31, 2000. Net income increased by $25 million to $49 million for the year ended December 31, 2001 (including an after tax extraordinary gain of $500,000 and non-recurring items of $1 million), or $2.08 per share (diluted), from $24 million for the year ended December 31, 2000, or $1.10 per share (diluted). The increase in net income between the years ended December 31, 2001 and December 31, 2000 was mainly due to an increase in income from property sales.

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

     The following table sets forth the components of Sunrise Management Services net income (in thousands):

	Year Ended December 31,

	2002	2001	2000

Operating revenue:
Management and contract services	$371,064	$295,459	$227,278
Operating expenses:
Management and contract services	312,101	243,016	186,095
General and administrative	24,419	21,797	18,470
Depreciation and amortization	1,777	1,543	1,495

Total operating expenses	338,297	266,356	206,060

Operating income	32,767	29,103	21,218
Provision for income taxes	(12,452)	(11,350)	(8,275)

Sunrise Management Services net income	$20,315	$17,753	$12,943

Note: Management and contract services revenue includes intercompany revenue from Sunrise Properties in the amounts of $191,414, $193,025 and $195,302 for the years ended December 31, 2002, 2001 and 2000, respectively, that is eliminated in the consolidated financial statements. Management and contract services expense includes intercompany facility operating expenses of Sunrise Properties for properties managed by Sunrise Management Services for Sunrise Properties in amounts totaling $167,354, $168,602 and $169,966 for the years ended December 31, 2002, 2001 and 2000, respectively, which is also eliminated in the consolidated financial statements.

     Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Operating Revenue. Sunrise Management Services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners and internal management services revenues for services provided to Sunrise Properties. Internal fees reflect estimated market-based fees for the management services provided to Sunrise Properties and are eliminated in the consolidated financial statements. Total revenues for Sunrise Management Services increased 26% to $371 million for the year ended December 31, 2002 from $295 million for the year ended December 31, 2001. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services or in the pre-opening phase. The total number of properties operated or managed increased 12% to 209 properties at December 31, 2002, up from 186 properties at December 31, 2001. This growth resulted from the completion and opening of 17 additional properties and the addition of seven managed properties and four minority owned properties, partially offset by four management contract terminations and the 100% sale of a wholly owned property in Iowa. Additionally, there was a 61% increase in the number of properties in unconsolidated joint ventures (100 versus 62), many of which are accounted for under contract accounting which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Operating Expenses. Sunrise Management Services operating expenses include all operating expenses of properties managed for unconsolidated joint ventures and third-party owners and Sunrise Properties. Total operating expenses for the year ended December 31, 2002 increased 27% to $338 million from $266 million for the year ended December 31, 2001. Management and contract services expenses for the year ended December 31, 2002 increased $69 million, or 28%, to $312 million from $243 million for the year ended December 31, 2001. This increase is consistent with the corresponding increase in revenue. General and administrative expenses increased $2 million to $24 million for the year ended December 31, 2002 from $22 million for the year ended December 31, 2001. The general and administrative expenses for Sunrise Management Services continue to increase due to the substantial growth in the number of properties operated during the last twelve months.

     Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Operating Revenue. Total revenues for Sunrise Management Services increased 30% to $295 million for the year ended December 31, 2001 from $227 million for the year ended December 31, 2000. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise Management Services. The total number of properties operated or managed increased 13% to 186 at December 31, 2001, up from 164 properties at December 31, 2000. This growth resulted from the completion and opening of 17 additional properties and the addition of five managed properties. Additionally, there was a 51% increase in the number of properties in unconsolidated joint ventures (62 versus 41), many of which were accounted for under contract accounting which reflects reimbursable expenses as revenues to us.

     Operating Expenses. Total operating expenses for the year ended December 31, 2001 increased 29% to $266 million from $206 million for the year ended December 31, 2000. Management and contract services expenses for the year ended December 31, 2001 increased $57 million, or 31%, to $243 million from $186 million for the year ended December 31, 2000. This increase was directly related to the increase in the number of properties operated by Sunrise Management Services. General and administrative expenses increased $4 million to $22 million for the year ended December 31, 2001 from $18 million for the year ended December 31, 2000. The general and administrative expenses for Sunrise Management Services increased due to the substantial growth in the number of properties operated or managed during 2001 compared to 2000.

     Sunrise Properties

     Sunrise Properties is responsible for all our real estate operations, including development, construction, project and permanent financing and property sales. As of December 31, 2002, Sunrise Properties wholly owned 77 properties compared to 97 properties wholly owned as of December 31, 2001. In addition, Sunrise Properties has majority ownership interests in four properties and minority ownership interests in another 100 properties.

     The following table sets forth the components of Sunrise Properties net income (in thousands):

	2002	2001	2000

Operating revenue:
Resident fees	$248,098	$260,524	$274,236
Management and contract services	3,953	3,107	6,453
Income from property sales	74,211	62,154	32,121

Total operating revenue	326,262	325,785	312,810
Operating expenses:
Facility operating	167,354	168,602	169,966
Management and contract services	24,060	24,794	25,138
Facility development and pre-rental	11,504	7,949	6,226
General and administrative	3,155	3,200	2,772
Depreciation and amortization	22,807	25,779	30,102
Facility lease	8,298	10,159	10,833

Total operating expenses	237,178	240,483	245,037

Non-recurring items	—	2,307	—

Operating income	89,084	87,609	67,773
Interest expense, net	(19,942)	(26,101)	(37,566)
Equity in earnings (losses) of unconsolidated senior living properties	695	(1,169)	(2,941)
Minority interest	(160)	(769)	(203)
Provision for income taxes	(26,477)	(23,232)	(10,555)

Sunrise Properties net income before extraordinary loss	43,200	36,338	16,508

Extraordinary loss, tax effected	(77)	(77)	—

Sunrise Properties net income	$43,123	$36,261	$16,508

Note: Management and contract services expense includes an intercompany management fee for properties owned by Sunrise Properties and managed by Sunrise Management Services in amounts totaling $24,060, $24,794 and $25,138 for the years ended December 31, 2002, 2001 and 2000, respectively, that is eliminated in the consolidated financial statements.

     Income from property sales has resulted from the following transactions:

     In December 2002, we completed the sale/long-term manage back of 11 senior living properties to a real estate joint venture in which we own a 20% interest. We will realize up to $36 million in gain over four quarters, subject to meeting certain operating contingencies, of which $9 million was recognized in 2002. We will continue to operate the properties under a long-term management agreement.

     In September 2002, we completed the sale/long-term manage back of two senior living properties to a real estate joint venture in which we own a 20% interest. We will realize up to $8 million in gain over four quarters, subject to meeting certain operating contingencies, of which $4 million was recognized in 2002. We will continue to operate the properties under a long-term management agreement.

     In August 2002, we completed the sale/long-term manage back of one senior living property to a real estate joint venture in which we own a 20% interest. We will realize up to $6 million in gain over four quarters, subject to meeting certain operating contingencies, of which $3 million was recognized in 2002. We will continue to operate the property under a long-term management agreement.

     In June 2002, Sunrise completed the sale/long-term manage back of two senior living properties to a real estate joint venture in which we own a 20% interest. We will realize up to $9 million in gain over four quarters, subject to meeting certain operating contingencies, of which $7 million was recognized in 2002. We will continue to operate the properties under long-term management agreements.

     In March 2002, we completed the sale/long-term manage back of 12 senior living properties to a real estate investment entity in which we own a 20% interest. We realized $43 million in gain, subject to meeting certain operating contingencies being met, of which $43 million was recognized during 2002. We will continue to operate the properties under long-term management agreements.

     On December 28, 2001, one of our joint venture partners exercised an option to acquire an additional 25% interest in one property. As a result of the transaction, our ownership in the property was reduced to 25% from 50%. We will continue to operate the property under a long-term management agreement. We realized up to $1 million in gain, subject to certain contingencies being met, of which $700,000 and $200,000 was recognized in 2002 and 2001, respectively.

     On December 20, 2001, we completed a sale/long-term manage back transaction of a 75% interest in one property. The property was valued at $16 million. The transaction resulted in up to $2 million in gain, subject to certain contingencies being met, of which $1 million and $500,000 was recognized in 2002 and 2001, respectively. In 2002, we also recognized an additional $2 million in incentive purchase price based on 2002 operating performance.

     On December 18, 2001, we completed the 100% sale of one of our two existing Florida properties for total consideration of $8 million. The buyer assumed management of the property after a 90-day transition period. The transaction resulted in a gain of $1 million that was recognized in the fourth quarter of 2001.

     On October 30, 2001, we completed a sale/long-term manage back transaction for one property with a real estate venture company in which we own a 25% interest for an aggregate sale price of $17 million. The transaction resulted in up to $3 million in gain, subject to certain contingencies being met, of which $2 million and $1 million was recognized in 2002 and 2001, respectively.

     On February 23, 2001, we closed the sale of nine senior living properties for approximately $131 million. We will continue to operate the properties under long-term management agreements and retain a 25% ownership interest in the limited partnership. The transaction resulted in a $40 million gain, all of which was recognized in 2001.

     On December 28, 2000, we completed the sale of two properties for an aggregate sales price of $28 million. Following the sale, we continue to operate the properties under a long-term operating agreement. The transaction resulted in up to $8 million in gain, subject to certain contingencies being met, of which $5 million and $2 million was recognized during 2001 and 2000, respectively.

     On June 29, 2000, we entered into a definitive agreement for the sale of 11 senior living properties to a real estate venture company (“venture company”) in which we own a 25% interest. Also, on June 29, 2000, the venture company closed on three of the 11 properties, for an aggregate sales price of $44 million. The transaction resulted in a $13 million gain, of which $2 million and $11 million was recognized during 2001 and 2000, respectively. On September 29, 2000, the venture company closed on the remaining eight properties for an aggregate sales price of $111 million. The venture company assumed approximately $75 million of debt secured by the eight properties. The transaction resulted in a $26 million gain, of which $13 million and $13 million was recognized during 2001 and 2000, respectively. We continue to provide day-to-day management of the properties under long-term operating agreements.

     In June 1999, we completed the sale of two senior living properties for an aggregate sales price of $28 million. The transaction resulted in the realization of $11 million in gain, subject to certain contingencies being met, of which $6 million and $5 million was recognized during 2000 and 1999, respectively. Previously, in September 1998, we completed the sale of two senior living properties for an aggregate sales price of $29 million that will result in the realization of up to a $6 million gain. We recognized a gain of $2 million and $2 million on the sale in 1999 and 1998, respectively. The remaining gain is deferred, the recognition of which is contingent upon future events. We continue to operate these properties under long-term operating agreements.

     Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Operating Revenue. Sunrise Properties revenues include resident fees from our owned properties, management and contract service revenues from pre-opening services contracts with third parties, and income from the sales of properties. Sunrise Properties revenues remained constant at $326 million for the years ended December 31, 2002 and December 31, 2001, primarily due to an increase in income from property sales offset by a decrease in resident fees. Resident fees, including community fees, for the year ended December 31, 2002 decreased $13 million, or 5%, to $248 million from $261 million for the year ended December 31, 2001. This decrease was due primarily to the sale of 12 properties in 2001 resulting in a $18 million decrease and the sale of 17 properties in the first nine months 2002 resulting in a $32 million decrease in resident fee revenue in 2002. These decreases were partially offset by a $15 million increase from the remaining stabilized properties and a $22 million increase from the lease-up properties.

     Average resident occupancy for our 79 stabilized properties during 2002 was 90% compared to 91% for our 83 stabilized properties during 2001. We attribute the stabilized occupancy decrease to the change in composition of the stabilized portfolio. Our sale/long-term manage back program has the effect of removing seasoned properties from the stabilized portfolio as less mature properties are added. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized property. Comparing the 68 stabilized properties owned and operated by us for both 2002 and 2001, average resident occupancy remained constant at 92% and operating margins remained constant at 33%. We define stabilized properties as those that we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for stabilized properties during 2002 was $109 compared to $104 during 2001. The increase is due to the inclusion of additional prototype properties that have higher rates and a general increase in the basic care rates. For the 68 stabilized properties owned and operated by us for both 2002 and 2001, average daily rate increased from $101 to $106.

     Management and contract services revenue increased $1 million to $4 million for the year ended December 31, 2002 from $3 million for the year ended December 31, 2001. This increase is due to an increase in the number of third-party pre-opening services contracts in place during each of the respective periods, and the stage of completion on each contract. There were 23 pre-opening services contracts in place during 2002 compared to 16 contracts for 2001.

     Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 2002 decreased 1% to $237 million from $240 million for the year ended December 31, 2001. Facility operating expenses for the year ended December 31, 2002 decreased $2 million to $167 million from $169 million for the year ended December 31, 2001. This decrease was due primarily to the sale of 12 properties in 2001 resulting in a $11 million decrease and the sale of 17 properties in the first nine months 2002 resulting in a $17 million decrease in facility operating expenses in 2002. These decreases were substantially offset by a $9 million increase from the remaining stabilized properties and $17 million increase from the lease-up properties.

     Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties. Management and contract services expense decreased to $24 million for the year ended December 31, 2002 from $25 million for the year ended December 31, 2001. These amounts are eliminated in the consolidated financial statements. At December 31, 2002, Sunrise Properties consolidated 81 properties compared to 100 properties at December 31, 2001.

     Facility development and pre-rental expense represents non-capitalizable cost associated with the development and construction of properties and costs incurred to initially lease the properties. These costs will vary depending on the number of properties in development and the stage that each property is within development. Additionally, the number of properties in the initial stages of lease-up will impact these costs.

     Depreciation and amortization for the year ended December 31, 2002 decreased 12%, to $23 million from $26 million for the year ended December 31, 2001. This decrease was primarily due to the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 of the consolidated financial statements), the timing of property sales and opening of new properties.

     Facility lease expense decreased for the year ended December 31, 2002 primarily due to the termination of four operating leases in January 2002. We terminated these leases and acquired the four properties on balance sheet.

     Net Interest Expense. Net interest expense decreased $6 million, or 24% for the year ended December 31, 2002 to $20 million from $26 million for the year ended December 31, 2001. Of this $6 million decrease, $4 million was due to repayments and a decrease in the variable interest rate under Sunrise’s $265 million credit facility. The remaining decrease is due to an overall decrease in average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt for 2002 compared to 2001. Debt decreased 28% from $631 million to $457 million. The weighted-average interest rate on our variable rate debt for 2002 was 3.87% compared to 4.36% for 2001.

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

     In 2001, given the industry environment and the increasing number of opportunities to acquire properties and management contracts, we determined that the costs to develop five specific sites outweighed the costs of acquiring properties and/or management contracts in those areas. Accordingly, we elected not to proceed with our planned development for these five sites and wrote down associated project costs by $7 million to their estimated net realizable value.

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

     Average resident occupancy for our 83 stabilized properties during 2001 was 91% compared to 94% for our 68 stabilized properties during 2000. Stabilized occupancy levels for 2001 were negatively impacted by the inclusion of the Karrington portfolio (28 properties), the impact of the sale of mature properties under our sale/long-term manage back program (21 properties) and the addition of newly developed properties (eight properties) through our development program. Although the financial performance of stabilized Karrington properties has improved, they generally exhibit lower occupancy levels compared to our prototype properties. Comparing the 46 stabilized properties owned and operated by us for both 2001 and 2000 (which excludes the Karrington properties that are now stabilized), average resident occupancy decreased from 94% to 92%. We define stabilized facilities as those that we have owned and operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for stabilized properties during 2001 was $104 compared to $106 during 2000. The 2001 results reflect the inclusion of 28 Karrington properties that are not included in the 2000 results. For the 46 stabilized properties owned and operated by us for both 2001 and 2000 (which excludes the Karrington properties that are now stabilized), average daily rate increased from $98 to $102. The increase is due to the inclusion of additional prototype facilities that have higher basic care rates and a general increase in the basic care rate.

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

     Operating Expenses. Sunrise Properties operating expenses for the year ended December 31, 2001 decreased 2% to $240 million from $245 million for the year ended December 31, 2000. Facility operating expenses for the year ended December 31, 2001 decreased 0.6% to $169 million from $170 million for the year ended December 31, 2000. This decrease was due primarily to the sale of the 13 properties in the second half of 2000 and the sale of nine properties at the beginning of 2001 resulting in a total decrease of $34 million. This decrease was partially offset by a $5 million increase due to the inclusion of the Karrington properties previously held for sale for a full year in 2001 and a $28 million increase due to an increase in labor and other expenses at properties that were operational for a full year in both periods.

     Management and contract services expense represents intercompany expense amounts attributed to Sunrise Properties for the management by Sunrise Management Services of Sunrise Properties wholly owned and majority owned properties, and is eliminated in the consolidated financial statements. Management and contract services expense stayed constant at $25 million for the years ended December 31, 2001 and December 31, 2000. At December 31, 2001, Sunrise Properties consolidated 100 properties compared to 106 properties at December 31, 2000.

     Depreciation and amortization for the year ended December 31, 2001 decreased $4 million, or 13%, to $26 million from $30 million for the year ended December 31, 2000. This decrease was primarily due to the timing of property sales and opening of new properties.

     Net Interest Expense. Net interest expense decreased for the year ended December 31, 2001 to $26 million from $38 million for the year ended December 31, 2000. Of this $12 million decrease, $2 million was due to repayments and a decrease in the variable interest rate under our $300 million credit facility. The remaining decrease is due to an overall decrease in average borrowings during 2001 compared to 2000, which was due to funds provided by property sales, and a decrease to 6.13% in the weighted-average interest rate on our fixed and variable rate debt for 2001 compared to 7.61% for 2000, reflecting the lower interest rate environment in 2001.

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

     In 2001, given the industry environment and the increasing number of opportunities to acquire properties and management contracts, we determined, in the third quarter, that the costs to develop five specific sites outweighed the costs of acquiring properties and/or management contracts in those areas. Accordingly, we elected not to proceed with our planned development for these five sites and wrote down associated project costs by $7 million to their estimated net realizable value.

     Corporate Expenses

     Operating Expenses. Parent company operating expenses were $10 million, $9 million and $8 million for the years ended December 31, 2002, 2001 and 2000, respectively. These increases were primarily attributable to the addition of personnel and other infrastructure in anticipation of our continuing growth and transformation to a management services company structure.

     Provision for Income Taxes. The provision for income taxes for us was $35 million, $31 million and $16 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase was due primarily to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 38% for 2002 compared to 39% for 2001 and 2000. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

     Extraordinary Gain (Loss). In 2002, we recognized an extraordinary loss, net of tax, of $2 million for fees associated with our $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes. In 2001, we recognized an extraordinary gain, net of tax, of $500,000 in connection with the early extinguishment of $42 million of the outstanding 51/2% convertible notes.

     Realization of the deferred tax asset of $16 million at December 31, 2002 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Liquidity and Capital Resources

     At December 31, 2002, we had approximately $173 million in unrestricted cash and cash equivalents, $304 million available under credit facilities and $140 million in working capital.

     Working capital increased to $140 million from $39 million at December 31, 2001 primarily due to increases in cash and cash equivalents, short-term notes receivable and prepaid expenses and other current assets, partially offset by an increase in deferred revenue from property sales, accrued expenses, current maturities of long-term debt and the repurchase of approximately $15 million of our common stock.

     We have accumulated cash through our sale/long-term manage back program in order to be prepared to close the Marriott Senior Living Services acquisition. Through that acquisition, we will need approximately $88 million (which amount is subject to increase or decrease depending on the effects of certain possible purchase price adjustments in the purchase agreement) in cash to close and additional funds for transaction and transition costs. We will use cash on hand, including proceeds from our previously completed sale/long-term manage back transactions, and capacity under our various credit facilities to fund this purchase price.

     Net cash provided by operating activities for 2002 and 2001 was approximately $99 million and $101 million, respectively. Net cash provided by operating activities for 2002 reflects the corresponding decrease in the number of consolidated properties operated by us from 100 properties at December 31, 2001 to 81 properties at December 31, 2002.

     Net cash provided by investing activities was $212 million for 2002 and net cash used in investing activities was $53 million for 2001. Cash proceeds from the sale of 28 senior living properties in 2002 amounted to $128 million compared to $52 million from the sale of 12 senior living properties in 2001. Investing activities included investment in property and equipment related to the construction of senior living properties that were exceeded by property sales in the amount of $99 million in 2002 and while investments in property and equipment exceeded property sales by $98 million in 2001.

     Net cash used in financing activities was $188 million and $42 million for 2002 and 2001, respectively. Financing activities in 2002 and 2001 included additional borrowings of $393 million and $401 million, respectively, offset by debt repayments of $569 million and $444 million, respectively. The increased levels of repayments are partially a result of our sale/long-term manage back program. The additional borrowings under our credit facility during 2002 and

2001 were used to fund our continued development of senior living properties. Additionally, during 2002, we purchased approximately $15 million of our common stock.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of December 31, 2002, we had $457 million of outstanding debt at a weighted average interest rate of 6.02%. Of the amount of outstanding debt, we had $343 million of fixed-rate debt at a weighted average interest rate of 6.73% and $114 million of variable rate debt at a weighted average interest rate of 3.87%. See Note 7, Long-Term Debt, and Note 15, Commitments, for a discussion of our outstanding debt and obligations and the maturity schedule of that outstanding debt and obligations.

     In connection with the Marriott Senior Living transaction, we will assume approximately $38 million of working capital liabilities and other funding obligations and approximately $23 million of life care endowment obligations relating to four CCRC communities, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. CNL Retirement Communities, Inc., which will purchase two other CCRC communities from a subsidiary of Marriott Senior Living prior to the closing of our transaction with Marriott International, has agreed to assume the obligations to repay $83 million of life care endowment obligations issued by Marriott Senior Living with respect to such communities. To the extent CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Of the $38 million, approximately $32 million relates to working capital, approximately $4 million relates to the assumption of obligations to provide financing under existing revolving credit facilities with respect to five communities and $2 million relates to the guarantees of payments under operating agreements with respect to two other communities. In addition to assumption of the $38 million of working capital and other funding obligations and the life care endowment obligations, we will guarantee approximately $32 million of lease payments under 14 Marriott Senior Living’s operating leases, which are currently guaranteed by Marriott International. These leases mature in 2013. We also have agreed to provide Marriott International with a guarantee with respect to the assumed financing obligations, payment guarantees and the 14 lease guarantees to the extent Marriott International remains obligated under its guarantees of these agreements after the transaction closes.

     On January 11, 2002, we entered into a $92 million secured term facility with Fleet National Bank, Credit Suisse First Boston Corporation and First Union National Bank in order to provide us with a committed source of funds to enable us to redeem our outstanding 5 1/2% convertible subordinated notes due June 15, 2002. In February 2002, we used $92 million drawn under our new term loan and approximately $18 million of our cash to redeem all of the outstanding 5 1/2% convertible notes due 2002 at a redemption price of 101.1% of the principal amount, plus accrued and unpaid interest. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. The $92 million drawn under the term loan was repaid within the same day from the proceeds of a convertible notes offering that closed in January 2002, as described below. We recorded extraordinary expense of approximately $4 million during the first quarter of 2002 for fees associated with the term loan and the premium paid for the early redemption of the convertible notes.

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

     As of December 31, 2002, we had $29 million of debt that is due within the next twelve months. Of this amount, $26 million relates to three wholly owned properties. This debt is mortgage financing that will be refinanced or extended during 2003.

     In December 2002, Sunrise entered into an $18 million revolving credit facility. The revolving credit facility matures in January 2005, accrues interest at LIBOR plus 2.50% (3.88% at December 31, 2002) and is collateralized by senior living properties. At December 31, 2002, the collateral of the revolving credit facility consisted of eight properties and $11 million was outstanding.

     In December 2002, Sunrise received a commitment for a $50 million revolving unsecured credit facility. The revolving credit facility matures 364 days from closing, accrues interest at LIBOR plus 2.50% (3.88% at December 31, 2002). Sunrise pays commitment fees of 0.10% on the unused portion of the credit facility. Closing on the revolving unsecured credit facility is conditioned on the closing of Sunrise’s acquisition of Marriott Senior Living Services (See Note 13).

     In December 2002, Sunrise received a commitment for a $17 million credit facility. The credit facility matures 2 years from closing which is expected in February 2003, subject to a one-year extension, accrues interest at LIBOR plus 3.25% (4.63% at December 31, 2002) subject to a minimum of 5.75% and is collateralized by three senior living properties.

     In December 2002, Sunrise received a commitment for a $20 million revolving credit facility. The revolving credit facility closed in January 2003, matures in January 2005, is subject to a one-year extension, accrues interest at Prime subject to a minimum of 5% and is collateralized by five senior living properties.

     In June 2001, we refinanced our syndicated revolving credit facility, which was secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the borrowing subsidiaries, and reduced the commitment amount to up to $300 million. The maturity date was extended from July 2002 to June 2004 and the interest rate increased from LIBOR plus 1.75% to LIBOR plus 2.00%, which, as of December 31, 2002, amounted to 3.38%. We are required to pay commitment fees of 0.25% on the unused portion of the credit facility. In December 2002, we reduced our syndicated revolving credit facility to $265 million. There were $109 million of advances outstanding under this credit facility as of December 31, 2002. As of December 31, 2002, we had $156 million available for borrowing under this credit facility. We continue to expect to use this credit facility for general corporate purposes, including the continued construction and development of senior living properties.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. We recorded interest expense, net of tax, of $2 million in 2002 for swap transactions. The fair value of the swaps was negative $2 million as of December 31, 2002. Since December 31, 2002, we paid $3 million to terminate our remaining four interest rate swap agreements. The fair value of the swaps were adjusted quarterly.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which:

•	require us to meet specified financial tests. For example, our $265 million construction line of credit requires us to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million and to meet other financial ratios. These tests are administered on a monthly or quarterly basis depending on the covenant;

•	require consent for changes in management or control of us. For example, our $265 million construction credit facility requires the lender’s consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer;

•	restrict the ability of our subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and

•	require that we maintain minimum occupancy levels at our properties. For example, our $265 million construction credit facility requires that 85% occupancy be achieved after 15 months for newly opened properties with 77 units or less and 18 months for 78 units or more and, following this 15 month and 18 month period, be maintained at or above that level.

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At December 31, 2002, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

     We currently estimate that the existing credit facilities, together with existing working capital, cash flows from operations, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund property’s short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $54 million to complete the properties we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $92 million. We estimate that it will cost approximately $445 million to develop these properties. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In the second half of 2002, we repurchased 581,400 shares at an average price of $25.57 per share through open-market purchases

Joint Venture Arrangements

     For summary financial information for unconsolidated entities in which we have made investments, see Note 6 to our consolidated financial statements. For information regarding commitments and contingencies to our joint ventures, see “Overview” above and Notes 4 and 15 to our consolidated financial statements.

     As discussed in Note 17 to our consolidated financial statements, a director of Sunrise, Craig Callen, is a managing director of Credit Suisse First Boston (CSFB) LLC. The parent of CSFB LLC controls through funds sponsored by an affiliate or subsidiary investments, which from time to time have included investments in our joint ventures. We are providing management and pre-opening services to the joint ventures on a contract fee basis with rights to acquire the assets in the future.

     We may allow minority equity ownership interests in joint ventures for our officers as a means of incentive. Currently, two of our executive vice presidents, Christian Slavin and Tiffany Tomasso, have minority ownership interests (less than 1% combined on a fully diluted basis) in one of our international joint ventures. Brian Swinton, another of our executive vice presidents, has a 0.05% minority ownership interest computed on a fully diluted basis in our at-home senior living joint venture.

Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2002.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. We have 29 properties in which we own less than 10%, 57 properties in which we own between 10% and 20%, 26 properties in which we own between 21% and 30% and six properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing. We have used interest rate swaps to manage the interest rates on some of our long-term borrowings. As of December 31, 2002, we had four interest rate swap agreements that effectively convert $100 million of floating-rate debt to fixed-rate debt. The maturity dates of the swap agreements range from June 2003 to June 2004 and have an effective weighted-average fixed interest rate of 6.59%. Since December 31, 2002, we paid $3 million to terminate these four interest rate swap agreements. We do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $114 million at December 31, 2002 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2002.

							Estimated
		Maturity Date					Fair Market
(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Value

Assets
Notes receivable Fixed rate	$6,142	$17,861	—	$14,459	$22,917	$18,765	$80,144
Average interest rate	11.6%	10.0%	—	10%	14.9%	12.3%	—
Variable rate	$4,038	$2,717	—	—	—	$393	$7,148
Average interest rate	4.1%	6.0%	—	—	—	6.2%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate	$2,096	$178,230	$1,017	$2,430	$22,746	$11,760	$224,786
Average interest rate	8.6%	7.3%	9.2%	9.4%	9.7%	7.1%	—
Variable rate	$27,319	$16,220	$21,822	$28,107	$16,222	$4,000	$113,690
Average interest rate	3.8%	4.9%	4.3%	3.0%	4.2%	2.9%	—
Convertible notes	—	—	—	—	—	$125,000	$115,469
Average interest rate	—	—	—	—	—	5.3%	—

Impact of Changes in Accounting Standards

     On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Sunrise completed its initial test for goodwill impairment using the two-step process prescribed in SFAS 142. Based on the results of this test, Sunrise was not required to record an impairment charge. Diluted net income and diluted earnings per share before extraordinary items would have been $54 million and $2.09 per share and $25 million and $1.13 per share for 2001 and 2000, respectively, if SFAS No. 142 had been applied to 2001 and 2000.

     On January 1, 2002, Sunrise SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS 121. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. The adoption of SFAS 144 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. SFAS 145 is effective for fiscal years beginning after December 15, 2002. Upon adoption, Sunrise will reclassify prior year’s amounts to reflect SFAS 145.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this interpretation, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The impact of this Interpretation will depend upon the types and terms of guarantees issued by Sunrise after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The disclosure requirements are effective immediately.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies will be required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of the Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003.

     We are currently evaluating the impact of FIN 46 on our financials. Based on our preliminary review of FIN 46, we believe that our joint ventures will be considered variable interest entities and are currently evaluating whether we are the primary beneficiary. See Note 6 Transactions with Unconsolidated Entities. Our joint ventures fall into one of three categories. First, we enter into development joint ventures whereby a third-party investor and we capitalize a joint venture to develop and operate senior living properties. Second, we and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of our sale long-term manage back program, we sell wholly owned properties into a joint venture structure that is capitalized by a third-party investor and in which we hold a minority interest. These partnerships obtain non-recourse third-party debt. We do not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. We will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of our direct capital investment in these joint ventures, sub-debt provided to the joint ventures and other short-term advances to these joint ventures (our investment). As of December 31, 2002, this total investment was $156 million, not including any guarantees provided to these joint ventures as described in Note 15 to our consolidated financial statements. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 6 to our consolidated financial statements for operating results of the joint ventures.

Impact of Inflation

     Resident fees from owned senior living properties and management services income from properties operated by us for third parties are the primary sources of revenue. These revenues are affected by daily resident fee rates and property occupancy rates. The rates charged for the delivery of senior living services are highly dependent upon local market conditions and the competitive environment in which the properties operate. In addition, employee compensation expense is the principal cost element of property operations. Employee compensation, including salary increases and the hiring of additional staff to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

     Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days’ notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our properties. We believe, however, that the short-term nature of our resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Quantitative and qualitative disclosure about market risk appears in the liquidity and capital resources, market risk section of item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements appear on pages F-1 through F-32.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained in the sections “Election of Directors – Information as to Nominees and Other Directors,” “—Other Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Sunrise’s 2003 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 11. Executive Compensation

     The information contained in the sections “Compensation of Directors” and “Executive Compensation and Other Information” in Sunrise’s 2003 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information contained in the sections “Stock Owned by Management”, “Principal Holders of Voting Securities” and “Executive Compensation and Option Information – Equity Compensation Plan Information” in Sunrise’s 2003 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The information contained in the sections “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in Sunrise’s 2003 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

     (b)  Reports on Form 8-K.

On November 13, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission to update Exhibit 99.1 to be included in its slideshow presentation.

On November 13, 2002, Sunrise filed a Form 8-K with the Securities and Exchange Commission that included a copy of the written statement of the Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of its Form 10-Q for the quarter ended September 30, 2002.

On December 2, 2002, Sunrise filed a Form 8-K announcing that it was in discussions with Marriott International, Inc. relating to a possible cash purchase by Sunrise of all of the outstanding stock of Marriott’s wholly owned subsidiary, Marriott Senior Living Services, Inc., which owns and operates senior independent full-service and assisted living communities.

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

SUNRISE ASSISTED LIVING, INC. Registrant

By:	/s/ Paul J. Klaassen Paul J. Klaassen Chairman of the Board and Chief Executive Officer

3/25/03

Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul J. Klaassen Paul J. Klaassen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	3/25/03 Date

By:	/s/ Larry E. Hulse Larry E. Hulse Chief Financial Officer (Principal Financial Officer)	3/26/03 Date

By:	/s/ Carl G. Adams Carl G. Adams Chief Accounting Officer (Principal Accounting Officer)	3/26/03 Date

By:	David W. Faeder Vice Chairman of the Board Director	Date

By:	Ronald V. Aprahamian Director	Date

By:	/s/ Craig R. Callen Craig R. Callen Director	3/20/03 Date

By:	David G. Bradley Director	Date

By:	Thomas J. Donohue Director	Date

By:	/s/ Teresa M. Klaassen Teresa M. Klaassen Executive Vice President, Secretary and Director	3/25/03 Date

By:	/s/ Pete A. Klisares Pete A. Klisares Director	3/20/03 Date

By:	/s/ J. Douglas Holladay J. Douglas Holladay Director	3/20/03 Date

CERTIFICATIONS

     I, Paul J. Klaassen, certify that:

1.	I have reviewed this annual report on Form 10-K of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Paul J. Klaassen Paul J. Klaassen Chief Executive Officer

I, Larry E. Hulse, certify that:

1.	I have reviewed this annual report on Form 10-K of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-

14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ Larry E. Hulse Larry E. Hulse Chief Financial Officer

INDEX TO EXHIBITS

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

2.1	Amended and Restated Operating Agreement of Sunrise First Assisted Living Holdings, LLC by and between Sunrise Assisted Living Investments, Inc., as the Managing Member and US Assisted Living Facilities, Inc., as the Investor Member dated as of March 22, 2002 (Exhibit 2.1 to Sunrise’s 2001 Form 10-K).

2.2	Amended and Restated Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Development, Inc., Sunrise Assisted Living, Inc. and certain Sunrise property owning entities and US Assisted Living Facilities, Inc. dated as of January 30, 2002 (Exhibit 2.2 to Sunrise’s 2001 Form 10-K).

2.3	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.

3.1	Restated Certificate of Incorporation of Sunrise (Exhibit 3.1 to Sunrise’s Form S-1 Registration Statement No. 333- 13731).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

3.2	Amended and Restated Bylaws of Sunrise, as amended (Exhibit 3 to Sunrise’s Form 10-Q for the quarter ended September 30, 1997).

4.1	Form of common stock certificate (Exhibit 4.1 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

4.2	Stockholder Rights Agreement (Exhibit 4.2 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

4.3	Amendment No. 1 to Rights Agreement, dated as of December 17, 1998, between Sunrise and First Union National Bank of North Carolina (Exhibit 99(a) to Sunrise’s Form 8-K dated December 18, 1998).

4.4	Indenture, dated as of January 30, 2002, between Sunrise and First Union National Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement (No. 333-85622)).

4.5	Registration Rights Agreement, dated as of January 24, 2002, by and among Sunrise and Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and First Union Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3 Registration Statement (No. 333-85622)).

10.1	Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa Klaassen and Sunrise (Exhibit 10.1.1 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.2	Assignment and Contribution Agreement, dated as of January 4, 1995, by and between Paul J. Klaassen and Teresa M. Klaassen, Sunrise Partners, L.P. and Sunrise Assisted Living Investments, Inc. (Exhibit

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.1.2 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.3	Letter Agreement, dated January 4, 1995, from Paul J. Klaassen and Teresa M. Klaassen to the Series A Preferred Stockholders regarding cash distributions from Sunrise Retirement Investments, Inc., Sunrise Terrace of Gunston, Inc., Sunrise Terrace of Countryside, Inc. and Sunrise Atrium, Inc. (Exhibit 10.19 to Sunrise’s Form S-1 Registration Statement No. 33-2852).

10.4	Registration Agreement, dated January 4, 1995, by and among Sunrise, the Investors (as defined therein) and Paul and Teresa Klaassen (Exhibit 10.3 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.5	Promissory Note, dated June 8, 1994, executed by Sunrise Assisted Living Limited Partnership in favor of General Electric Capital Corporation (Exhibit 10.4 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.6	Indemnity Agreement dated as of June 8, 1994 by Paul J. Klaassen and Teresa M. Klaassen to and for the benefit of General Electric Capital Corporation (Exhibit 10.4.1 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.7	First Loan Modification Agreement dated as of February 15, 1996 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership (Exhibit 10.4.2 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.8	Second Loan Modification Agreement dated as of May 1, 1996 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership (Exhibit 10.4.3 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.9	Letter Agreement dated as of May 1, 1996 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership (Exhibit 10.4.4 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.10	Letter agreement dated as of December 30, 1996 by and between General Electric Capital Corporation and Sunrise Assisted Living Partnership (Exhibit 10.11 to Sunrise’s 1996 Form 10-K).

10.11	Third Loan Modification Agreement dated as of March 4, 1997 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership (Exhibit 10.11 to Sunrise’s 1997 Form 10-K).

10.12	Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Arlington, Bluemont Park and Falls Church) (Exhibit 10.5 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.13	Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Gunston and Oakton) (Exhibit 10.6 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.14	Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and financing Statement, dated as of June 8, 1994 (Fairfax Leasehold) (Exhibit 10.7 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.15	Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Warrenton) (Exhibit 10.8 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.16	Credit Line Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Countryside and Leesburg) (Exhibit 10.9 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.17	First Mortgage and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Boca Raton) (Exhibit 10.10 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.18	First Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated as of June 8, 1994 (Frederick) (Exhibit 10.11 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.19	First Deed of Trust and Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, Dated as of June 8, 1994 (Mercer Island) (Exhibit 10.12 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.20	Amended and Restated Lease Agreement and Assignment of Leasehold Right, dated June 6, 1994, by and among Barbara M. Volentine and Teresa M. Klaassen, the Executor of the Estate of Eldon J. Merritt, Sunrise Assisted Living Limited Partnership Assisted Living Group — Fairfax Associates, and Sunrise Foundation, Inc. (Exhibit 10.15 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.21	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen (Exhibit 10.16 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.22	Amended and Restated Agreement of Sublease, Indemnification and Easements dated February 5, 1995 by and between Assisted Living Group — Fairfax Associates and Sunrise Foundation, as amended (Exhibit 10.17 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.23	Indenture, dated as of June 5, 1997, between Sunrise and First Union National Bank of Virginia, as trustee (Exhibit 4.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 1997).

10.24	Amended, Restated, Consolidated and Increased Master Promissory Note dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.1 to Sunrise’s 1997 Form 10-K).

10.25	Amended and Restated Financing and Security Agreement dated as of December 23, 1997 by and between NationsBank, N.A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.2 to Sunrise’s 1997 Form 10-K).

10.26	Amended and Restated Master Construction Loan Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.3 to Sunrise’s 1997 Form 10-K).

10.27	Management Fee Subordination Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.4 to Sunrise’s 1997 Form 10-K).

10.28	Amended and Restated Pledge, Assignment and Security Agreement dated as of December 23, 1997

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.5 to Sunrise’s 1997 Form 10-K).

10.29	Master Guaranty of Performance dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.6 to Sunrise’s 1997 Form 10-K)

10.30	Amended and Restated Collateral Assignment of Operating Agreements and Management Contracts dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.7 to Sunrise’s 1997 Form 10-K).

10.31	Amended and Restated Collateral Assignment of Licenses, Participation Agreements and Resident Agreements dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.8 to Sunrise’s 1997 Form 10-K).

10.32	Amended and Restated Master Guarantee of Payment Agreement dated as of December 23, 1997 by and between NationsBank, N. A. as agent and for certain additional lenders and Sunrise East Assisted Living Limited Partnership (Exhibit 10.31.9 to Sunrise’s 1997 Form 10-K).

10.33 +	Form of Indemnification Agreement (Exhibit 10.24 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.34 +	1995 Stock Option Plan, as amended (Exhibit 10.20 to Sunrise’s 1997 Form 10-K).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.35 +	1996 Directors’ Stock Option Plan, as amended. (Exhibit 10.21 to Sunrise’s 1997 Form 10-K)

10.36 +	Stock Option Agreement, entered into, effective as of January 4, 1995, by and between Sunrise and David W. Faeder (Exhibit 10.14 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.37 +	1996 Non-Incentive Stock Option Plan, as amended (Exhibit 10.24 to Sunrise’s 1997 Form 10-K).

10.38 +	1997 Stock Option Plan, as amended (Exhibit 10.25 to Sunrise’s 1997 Form 10-K).

10.39 +	1998 Stock Option Plan, as amended. (Exhibit 10.41 to Sunrise’s 1998 Form 10-K)

10.40 +	1999 Stock Option Plan (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 1999).

10.41	Trust Agreement, dated as of December 2, 1998, between the several holders from time to time parties thereto, as the holders, and First Security Bank, National Association, as the Owner Trustee (Sunrise Trust 1998-1) (Exhibit 2.2 to Sunrise’s Form 8-K dated December 17, 1998).

10.42	Credit Agreement, dated as of December 2, 1998, among First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the Sunrise Trust 1998-1, as the Borrower, the several lenders from time to time parties thereto, and NationsBank, N.A., as the Agent (Exhibit 2.3 to Sunrise’s Form 8-K dated December 17, 1998).

10.43	Participation Agreement, dated as of December 2, 1998, among Sunrise Midwest Leasing, L.L.C., as the Construction Agent and as the Lessee, Sunrise, as the Guarantor, First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, and NationsBank, N.A., as the Agent for the Lenders and respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests (Exhibit 2.4 to Sunrise’s Form 8-K dated December 17, 1998).

10.44	Security Agreement, dated as of December 2, 1998, between First Security Bank, National Association, not individually, but solely as the owner trustee under the Sunrise Trust 1998-1 and NationsBank, N.A., as the agent for the lenders and the holders and accepted and agreed to by Sunrise Midwest Leasing, L.L.C. (Exhibit 2.5 to Sunrise’s Form 8-K dated December 17, 1998).

10.45	Lease Agreement, dated as of December 2, 1998, between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the Sunrise Trust 1998-1, as Lessor and Sunrise Midwest Leasing, L.L.C., as Lessee (Exhibit 2.6 to Sunrise’s Form 8-K dated December 17, 1998).

10.46	Cross-Collateralization, Cross-Default, and Mortgage Modification Agreement, dated as of May 20, 1999, by and among Sunrise Borrowers (as defined in the agreement) and GMAC Commercial Mortgage Corporation (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 1999).

10.47	Form of Exceptions to Non-Recourse Guaranty (Multistate), dated as of May 20, 1999, between Sunrise Borrower (as defined in the guaranty) and GMAC Commercial Mortgage Corporation (Exhibit

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 1999).

10.48	Second Amended and Restated Financial and Security Agreement dated as of July 29, 1999 by and between Bank of America, N.A. (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.48 to Sunrise’s 1999 Form 10-K)

10.49	Second Amended, Restated and Increased Master Promissory Note dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise (as amended) (Exhibit 10.49 to Sunrise’s 1999 Form 10-K)

10.50	Second Amended and Restated Master Guaranty of Payment Agreement dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise (Exhibit 10.50 to Sunrise’s 1999 Form 10-K)

10.51	Confirmation of and Amendment to Master Guaranty of Performance dated as of July 29, 1999 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise (Exhibit 10.51 to Sunrise’s 1999 Form 10-K)

10.52	Omnibus Confirmation of and Amendment to Security Documents dated July 29, 1999 by Sunrise and certain subsidiaries, as Assignors, in favor of Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders (Exhibit 10.52 to Sunrise’s 1999 Form 10-K)

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.53	Third Amended and Restated Financial and Security Agreement dated as of March 14, 2000 by and between Bank of America, N.A. (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.53 to Sunrise’s 1999 Form 10-K)

10.54	Third Amended and Restated Master Guaranty of Payment Agreement dated as of March 14, 2000 by and between Bank of America, N.A., (formerly NationsBank, N.A.) as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.54 to Sunrise’s 1999 Form 10-K)

10.55	Amendment No. 1 to Certain Operative Agreements, dated as of March 14, 2000, among Sunrise Midwest Leasing, L.L.C., as the Construction Agent and Lessee, Sunrise as the Guarantor, First Security Bank, National Association, not individually but solely as the Owner Trustee under the Sunrise Trust 1998-1, the various banks and other lending institutions which are parties thereto, as Lenders, and Bank of America, N.A., as the Agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and Holders, to the extent of their interests (Exhibit 10.55 to Sunrise’s 1999 Form 10-K)

10.56	Form of Multifamily Note (Multistate), dated as of May 20, 1999, between Sunrise Borrower (as defined in the note) and GMAC Commercial Mortgage Corporation (Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended June 30, 1999).

10.57	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 20, 1999, between Sunrise Borrower (as defined in the mortgage) and GMAC Commercial Mortgage

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

(Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended June 30, 1999).

10.58	Amendment No. 1 to Stock Option Agreement by and between Sunrise and David W. Faeder (Exhibit 10.14.1 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

10.59	Cross-Collateralization Agreement, dated as of March 22, 2000 by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the agreement) (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.60	Form of Multifamily Note (Multistate), dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the note) (Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.61	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of March 22, 2000 by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the mortgage) (Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.62	Form of Limited Guaranty, dated as of March 22, 2000, by and among GMAC Commercial Mortgage Corporation and Sunrise Borrowers (as defined in the guaranty) (Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.63 +	Chief Executive Officer Severance Plan (Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.64 +	Senior Executive Officer Severance Plan (Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.65 +	1996 Non-Incentive Stock Option Plan, as amended (Exhibit 10.8 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.66	Limited Liability Company Agreement of Metropolitan Senior Housing, LLC, a Delaware Limited Liability Company, dated as of June 29, 2000 (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000).

10.67	Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing, LLC for the sale of three (3) properties (Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000)

10.68	Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing, LLC for the sale of eight (8) properties (Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000)

10.69 +	Employment Agreement, dated as of September 12, 2000, by and between Sunrise Assisted Living, Inc. and Paul J Klaassen (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2000)

10.70	Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B. (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.71	Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C. (Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.72	Financing and Security Agreement (Accomodator Facility Agreement) dated as of June 13, 2001 by

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

and among East Meadow A.L., LLC and White Oak Assisted Living L.L.C. and Additional Borrowers and Bank of America, N.A., as administrative agent for itself and for certain additional lenders. (Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.73	Master Guaranty of Payment Agreement (Accomodator Credit Facility) dated as of June 13, 2001 by Sunrise Assisted living, Inc. for the benefit of Bank of America, N.A., as administrative agent for itself and for certain additional lenders (Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.74	Fourth Amended and Restated Financing and Security Agreement dated as of June 13, 2001 by and between Bank of America, N.A., as agent for certain additional lenders and Sunrise East Assisted Living Limited Partnership and other subsidiaries of Sunrise (Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.75	Third Amended and Restated Master Promissory Note dated as of June 13, 2001 by Sunrise East Assisted Living Limited Partnership and other Subsidiaries of Sunrise and Bank of America, N.A., as administrative agent for certain additional lenders (Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.76	Fourth Amended and Restated Master Guaranty of Payment Agreement dated as of June 13, 2001 by and between Bank of America, N.A. as administrative agent for certain other lenders and Sunrise (Exhibit 10.7 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.77	Financing and Security Agreement dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A. (Exhibit 10.8 to

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.78	Guaranty of Payment Agreement dated as of April 30, 2001 by Sunrise for the benefit of Bank of America, N.A. (Exhibit 10.9 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.79	Revolving Credit Note dated as of April 30, 2001 by and among certain Sunrise subsidiaries and Bank of America, N.A. (Exhibit 10.10 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.80	Second Amended and Restated Promissory Note dated as of May 7, 2001 by and between Sunrise Assisted Living Limited Partnership and General Electric Capital Corporation (Exhibit 10.11 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.81	Fourth Loan Modification Agreement dated as of May 7, 2001 by and between Sunrise Assisted Living Limited Partnership and General Electric Capital Corporation (Exhibit 10.12 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.82	Agreement for Purchase and Modification of Loan dated as of May 7, 2001 by and between General Electric Capital Corporation and Sunrise Assisted Living Limited Partnership (Exhibit 10.13 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.83 +	Executive Deferred Compensation Plan, effective June 1, 2001 (Exhibit 10.14 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.84 +	2001 Stock Option Plan (Exhibit 10.15 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

10.85 +	Sunrise employee stock purchase plan (Exhibit 10.16 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.86 +	Consulting Agreement effective as of April 1, 2000 by and between Sunrise and David W. Faeder, as amended, effective May 31, 2001 (Exhibit 10.87 to Sunrise’s 2001 Form 10-K)

10.87 +	Form of Sunrise At-Home Senior Living, Inc. Restricted Stock Agreement (Exhibit 10.88 to Sunrise’s 2001 Form 10-K)

10.88 +	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement (Exhibit 10.89 to Sunrise’s 2001 Form 10-K)

10.89	Credit Agreement dated as of January 11, 2002 among Sunrise Assisted Living, Inc., as Borrower, Fleet National Bank, as Administrative Agent, and certain lenders from time to time parties to the Credit Agreement (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.90	Term Note dated January 11, 2002 by and between Sunrise Assisted Living, Inc., the Borrower and Fleet National Bank, the Lender in the principal amount of $52 million (Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.91	Term Note dated January 11, 2002 by and between Sunrise Assisted Living, Inc., the Borrower and First Union National Bank, as a Lender in the principal amount of $15 million (Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.92	Term Note dated January 11, 2002 by and between Sunrise Assisted Living, Inc., the Borrower and Credit Suisse First Boston, Cayman Island Branch, as a Lender in the principal amount of $25 million

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

(Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.93	Guaranty dated January 11, 2002 by and between certain subsidiaries of Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Investments, Inc., (jointly and severally, the Guarantors) for the benefit of Fleet National Bank, as administrative agent for the Lenders (Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.94	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended (Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002)

10.95+	2002 Stock Option and Restricted Stock Plan (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2002).

10.96	Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Second Assisted Living Holdings, LLC and the Other Parties Named Therein dated as of September 30, 2002 (Exhibit 2.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002)

10.97+	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002 (Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002)

10.98	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

Investments, Inc. and AEW Senior Housing Company, LLC

10.99	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc.

10.100	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc.

10.101	Revolving Credit Agreement dated as of December 23, 2002 by and between AL U.S. Development Venture, LLC, as Borrower and Sunrise Assisted Living, Inc. as Lender

10.102	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates

10.103	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc.

10.104	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates

10.105	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates

10.106 +	Amendment to the Consulting Agreement effective as of April 1, 2000 by and between Sunrise and

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)

David W. Faeder, as amended, effective April 1, 2002.

12	Statements Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP, Independent Auditors

+ Represents management contract or compensatory plan or arrangement.

Report of Independent Auditors

Stockholders and Board of Directors
Sunrise Assisted Living, Inc.

     We have audited the accompanying consolidated balance sheets of Sunrise Assisted Living, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Assisted Living, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

McLean, Virginia
February 24, 2003	/s/ Ernst & Young LLP

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$173,119	$50,275
Accounts receivable, net	21,648	23,252
Notes receivable — affiliates	10,180	1,294
Deferred income taxes	15,873	21,736
Prepaid expenses and other current assets	33,566	20,920

Total current assets	254,386	117,477
Property and equipment, net	636,916	841,414
Notes receivable — affiliates	77,112	94,305
Management contracts and leaseholds, net	12,140	22,999
Costs in excess of assets acquired, net	32,749	32,749
Investments in unconsolidated senior living properties	64,375	36,589
Investments	5,610	5,750
Other assets	32,863	26,332

Total assets	$1,116,151	$1,177,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,082	$12,164
Accrued expenses and other current liabilities	42,934	32,117
Deferred revenue	37,316	7,468
Current maturities of long-term debt	29,415	26,925

Total current liabilities	114,747	78,674
Long-term debt, less current maturities	427,554	603,831
Investments in unconsolidated senior living properties	2,901	2,284
Deferred income taxes	96,112	72,016
Other long-term liabilities	7,158	7,658

Total liabilities	648,472	764,463
Minority interests	1,861	2,451
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,343,815 and 22,166,402 shares issued and outstanding in 2002 and 2001, respectively	223	222
Additional paid-in capital	312,952	310,423
Retained earnings	158,931	104,270
Deferred compensation — restricted stock	(3,333)	—
Accumulated other comprehensive loss	(2,955)	(4,214)

Total stockholders’ equity	465,818	410,701

Total liabilities and stockholders’ equity	$1,116,151	$1,177,615

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thounds, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Operating revenue:
Resident fees	$248,098	$260,524	$274,236
Management and contract services	183,603	105,541	38,429
Income from property sales	74,211	62,154	32,121

Total operating revenue	505,912	428,219	344,786

Operating expenses:
Facility operating	167,354	168,602	169,966
Management and contract services	144,747	74,785	15,931
Facility development and pre-rental	11,504	7,949	6,226
General and administrative	36,944	32,809	27,418
Depreciation and amortization	25,317	28,475	33,902
Facility lease	8,298	10,159	10,833

Total operating expenses	394,164	322,779	264,276

Non-recurring items	—	2,307	—

Income from operations	111,748	107,747	80,510
Interest income (expense):
Interest income	11,338	12,307	12,412
Interest expense	(31,318)	(38,483)	(49,978)

Total interest expense	(19,980)	(26,176)	(37,566)
Equity in earnings (losses) of unconsolidated senior living properties	695	(1,169)	(2,941)
Minority interests	(160)	(769)	(203)

Income before income taxes	92,303	79,633	39,800
Provision for income taxes	(35,075)	(31,057)	(15,522)

Net income before extraordinary (loss) gain	57,228	48,576	24,278

Extraordinary (loss) gain, net of tax	(2,567)	525	—

Net income	$54,661	$49,101	$24,278

Net income per common share:
Basic:
Net income before extraordinary (loss) gain	$2.56	$2.23	$1.12
Extraordinary (loss) gain	(0.12)	0.02	—

Basic net income per common share	$2.44	$2.25	$1.12

Diluted:
Net income before extraordinary (loss) gain	$2.33	$2.06	$1.10
Extraordinary (loss) gain	(0.10)	0.02	—

Diluted net income per common share	$2.23	$2.08	$1.10

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
	Shares of	Common				Other
	Common	Stock	Additional	Deferred	Retained	Comprehensive
	Stock	Amount	Paid-in	CapiCompensation	Earnings	Loss	Total

Balance at December 31, 1999	21,939	$219	$304,014	—	$30,891	—	$335,124
Net income					24,278		24,278

Total comprehensive income							24,278

Issuance of common stock to employees	242	3	3,233				3,236
Repurchase of common stock	(585)	(6)	(9,641)				(9,647)
Tax effect from the exercise of non- qualified stock options			1,054				1,054

Balance at December 31, 2000	21,596	216	298,660	—	55,169	—	354,045
Net income					49,101		49,101
Interest rate swaps, net of tax						$(3,121)	(3,121)
Foreign currency translation, net of tax						(1,093)	(1,093)

Total comprehensive income							44,887

Issuance of common stock to employees	570	6	9,110				9,116
Tax effect from the exercise of non- qualified stock options			2,653				2,653

Balance at December 31, 2001	22,166	222	310,423	—	104,270	(4,214)	410,701
Net income					54,661		54,661
Interest rate swaps, net of tax						610	610
Foreign currency translation, net of tax						649	649

Total comprehensive income							55,920

Issuance of common stock to employees	611	6	11,028				11,034
Repurchase of common stock	(581)	(6)	(14,892)				(14,898)
Issuance of restricted stock	148	1	4,020	$(4,021)			—
Amortization of restricted stock				688			688
Tax effect from the exercise of non- qualified stock options			2,373				2,373

Balance at December 31, 2002	22,344	$223	$312,952	$(3,333)	$158,931	$(2,955)	$465,818

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2001	2000

Operating activities
Net income	$54,661	$49,101	$24,278
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(6,011)	(20,210)	(6,055)
Equity in (earnings) losses of unconsolidated senior living properties	(695)	1,169	2,941
Minority interests	160	769	203
Provision for bad debts	850	1,320	1,250
Provision for deferred income taxes	28,559	26,226	11,267
Depreciation and amortization	25,317	28,475	33,902
Amortization of financing costs and discount on long-term debt	5,292	3,488	3,754
Amortization of deferred compensation	688	—	—
Extraordinary loss (gain), net of tax	2,567	(525)	—
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(1,194)	(4,576)	(9,871)
Prepaid expenses and other current assets	(15,325)	(2,304)	1,008
Other assets	1,381	(2,523)	218
Increase (decrease):
Accounts payable and accrued expenses	1,574	18,991	807
Deferred revenue	(174)	354	(929)
Other liabilities	1,167	1,730	(296)

Net cash provided by operating activities	98,817	101,485	62,477

Investing activities
Proceeds from sale of properties	128,001	52,008	45,704
Sale (acquisition) of interests in properties	—	450	(1,098)
Decrease (increase) in property and equipment, net	99,453	(98,046)	(57,113)
Increase in investments and notes receivable	(52,169)	(123,950)	(152,809)
Proceeds from investments and notes receivable	64,678	130,222	142,422
Increase in restricted cash and cash equivalents	(6,065)	(6,196)	(830)
Contributions to investments in unconsolidated senior living properties	(21,963)	(7,006)	(10,534)

Net cash provided by (used in) investing activities	211,935	(52,518)	(34,258)

Financing activities
Net proceeds from exercised options	11,034	9,116	3,235
Additional borrowings under long-term debt	392,731	400,735	187,302
Repayment of long-term debt	(569,167)	(444,440)	(215,569)
Net investment in minority interest	(750)	—	(1,088)
Financing costs paid	(6,858)	(6,977)	(3,118)
Repurchase of stock	(14,898)	—	(9,647)

Net cash used in financing activities	(187,908)	(41,566)	(38,885)

Net increase (decrease) in cash and cash equivalents	122,844	7,401	(10,666)
Cash and cash equivalents at beginning of period	50,275	42,874	53,540

Cash and cash equivalents at end of period	$173,119	$50,275	$42,874

See accompanying notes.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements

1. Organization and Presentation

     Sunrise Assisted Living, Inc. (“Sunrise” or the “Company”) is a provider of senior living services. Senior living services includes providing a residence, meals and non-medical assistance to elderly residents for a monthly fee. Sunrise’s services are generally not covered by health insurance and, therefore, monthly fees are payable by the residents, their family, or another responsible party.

     Sunrise was incorporated in Delaware on December 14, 1994. The consolidated financial statements include Sunrise’s wholly owned subsidiaries that manage, own and develop senior living properties. In addition, the consolidated financial statements include three non-wholly owned limited liability companies. Sunrise controls the three limited liability companies through its status as the manager of the properties and as sole managing member of the limited liability companies with unilateral ability under the operating agreements to conduct the ordinary course of business of the companies. It is Sunrise’s policy to consolidate non-wholly owned interests when, through its managing partnership or operating agreements, status as manager of the property and sole general partner or managing member, Sunrise holds the unilateral ability to conduct the ordinary course of business of the property.

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

Allowance for Doubtful Accounts

     Sunrise provides an allowance for doubtful accounts on its outstanding receivables based on its collection history. Details of the allowance for doubtful accounts receivable are as follows (in thousands):

	December 31,

	2002	2001	2000

Beginning balance	$4,188	$3,655	$3,716
Provision for bad debts	850	1,320	1,250
Accounts written off	(1,058)	(787)	(1,311)

Ending balance	$3,980	$4,188	$3,655

Property and Equipment

     Property and equipment are recorded at the lower of cost or fair value and include interest and property taxes capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of properties. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including certain direct and indirect costs of Sunrise’s development subsidiary. If a project is abandoned, any costs previously capitalized are expensed.

Intangible Assets

     Intangible assets relate primarily to the acquisition of Karrington Health, Inc. and are comprised of management contracts, leaseholds and costs in excess of assets acquired. Costs in excess of assets acquired represent costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The accounting for costs in excess of assets acquired changed effective January 1, 2002. See Impact of Changes in Accounting Standards. Management contracts and leaseholds are also amortized using the straight-line method over periods ranging from 11 to 40 years.

     The carrying amounts of identifiable intangible assets are reviewed for impairment when indicators of impairment are identified. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted. The carrying amount of goodwill is reviewed for impairment on an annual basis. See “Impact of Changes in Accounting Standards”.

Pre-Rental Costs

     Costs incurred to initially rent properties are capitalized and amortized over 12 months. All other pre-rental costs are expensed as incurred.

Deferred Financing Costs

     Costs incurred in connection with obtaining permanent financing for Company-owned properties are deferred and amortized over the term of the financing on a straight-line basis, which approximates the effective interest method.

Investments in Unconsolidated Senior Living Properties

     At December 31, 2002, Sunrise owned non-controlling interests in 118 senior living properties, 18 of which were under development. Sunrise’s interests, through limited liability companies and partnerships, generally range from 7% to 50%. Sunrise has 29 properties in which it owns less than 10%, 57 properties in which it owns between 10% and 20%, 26 properties in which it owns between 21% and 30% and six properties in which it owns more than 30%. Sunrise does not control these entities, as major business decisions require approval by the other partners or members. Accordingly, these investments are accounted for under the equity method. As such, the investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and cash contributions and distributions. Sunrise eliminates profits on sales of services to ventures to the extent of its ownership interest. Sunrise recognizes interest income to the extent of the outside partners’ interest on loans advanced to the ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee, excluding goodwill, are amortized on a straight line basis over the estimated useful life of the underlying properties. Sunrise’s interests in accumulated losses of unconsolidated senior living properties are recorded below Sunrise’s cost basis to the extent of other notes and advances to those unconsolidated senior living properties. For information on commitments or contingencies of partnerships or limited liability companies in which Sunrise is a general partner or managing member, see Note 15.

     As of December 31, 2002, Sunrise’s underlying equity in net assets of the investees exceeded the carrying value of investments in the net assets of unconsolidated senior living properties by $36 million.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

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

Revenue Recognition

     Operating revenue consists of resident fee revenue, including resident community fees, management services revenue, facility contract services revenue and realized gain upon sale of senior living properties. Resident fee revenue is recognized when services are rendered. Agreements with residents are for a term of one year and are cancelable by residents with thirty days notice. Management and contract services revenue is comprised of revenue from management contracts, development contracts and facility contracts. Revenue from management contracts is recognized in the month in which it is earned in accordance with the terms of the management contract. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. Revenue from facility contract services is comprised of fees plus reimbursable expenses of properties operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. Income from property sales is recognized upon consummation of the sale of properties unless a portion of the sale is contingent upon future events or performance. Deferred gains are then recognized upon performance or resolution of the contingency.

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

Stock-Based Compensation

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method (see Impact of Changes in Accounting Standards).

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS 148, Accounting for Stock-Based Compensation, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rate of 3.6% to 6.4%; dividend yield of 0%; expected lives of 10 years; and volatility of 53.19% to 57.54%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Pro forma net income and pro forma diluted earnings per share for 2001 and 2000 have been restated from prior years financial statements disclosures to adjust for the tax impact on the estimated fair value of the options amortized to expense for the respective periods. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Net income:
As reported	$54,661	$49,101	$24,278
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($14,076)	($12,642)	($10,651)
Pro forma	$40,585	$36,459	$13,627
Basic net income per share:
As reported	$2.44	$2.25	$1.12
Pro forma	$1.82	$1.67	$0.63
Diluted net income per share:
As reported	$2.23	$2.08	$1.10
Pro forma	$1.70	$1.59	$0.62

Impact of Changes in Accounting Standards

     On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Sunrise completed its initial test for goodwill impairment using the two-step process prescribed in SFAS No. 142. Based on the results of this test, Sunrise was not required to record an impairment charge. Diluted net income and diluted earnings per share before extraordinary items would have been $54 million and $2.09 per share and $25 million and $1.13 per share for 2001 and 2000, respectively, if SFAS No. 142 had been applied to 2001 and 2000.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     On January 1, 2002, Sunrise SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. Sunrise measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. SFAS No. 145 is effective for fiscal years beginning after December 15, 2002. Upon adoption, Sunrise will reclassify prior year’s amounts to reflect SFAS No. 145.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this interpretation, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, which are included in Note 15. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The impact of this Interpretation will depend upon the types and terms of guarantees issued by Sunrise after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The disclosure requirements are effective immediately and are included herein.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies will be required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of the Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003.

     Sunrise is currently evaluating the impact of FIN 46 on its financials. Based on Sunrise’s preliminary review of FIN 46, Sunrise believes that its joint ventures will be considered variable interest entities and is currently evaluating whether Sunrise is the primary beneficiary. See Note 6 - Transactions with Unconsolidated Entities. Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living properties. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells wholly owned properties into a joint venture structure that is capitalized by a third-party investor in which Sunrise holds a minority interest. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures, sub-debt provided to the joint ventures and other short-term advances to these joint ventures (Sunrise’s investment). As of December 31, 2002, this total investment was $156 million, not including any guarantees provided to these joint ventures as described in Note 15. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 6 for operating results of the joint ventures.

Reclassifications

     Certain 2001 and 2000 balances have been reclassified to conform to the 2002 presentation.

3. Property and Equipment

     Property and equipment consist of the following (in thousands):

		December 31,

	Asset Lives	2002	2001

Land and land improvements	10-15 yrs	$92,938	$122,267
Building and building Improvements	40 yrs	461,487	559,094
Furniture and equipment	3-10 yrs	71,598	81,766

		626,023	763,127
Less accumulated depreciation and amortization		(78,007)	(83,133)

		548,016	679,994
Construction in progress		88,900	161,420

		$636,916	$841,414

     Depreciation expense was $20 million, $22 million and $25 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

4. Notes Receivable — Affiliates

     Notes receivable plus accrued interest consist of the following (in thousands):

	December 31,

	2002	2001

LLC Note II, interest accrues at 10.0%	$—	$9,269
LLC Note III, interest accrues at 10.0%	17,861	19,686
LLC Note IV, interest accrues at 10.0%	14,322	19,343
LLC Note V, interest accrues at 15.0%	22,350	19,711
Note I with international joint venture, variable interest (6.01% as of December 31, 2002)	5,025	4,437
Note II with international joint venture, interest accrues at 12.5%	17,195	16,357
Note III with international joint venture, interest accrues at 12.5%	407	—
ADG Note, interest accrues at 10.0%	593	543
AMB Note, interest accrued at 8.0%	570	530
Credit facility, interest accrues at LIBOR plus 3.5% (4.88% as of December 31, 2002)	1,075	898
Promissory Note I, interest accrues at 10.0%	306	438
Promissory Note II, interest accrues at LIBOR plus 2.75% (4.13% at December 31, 2002)	3,992	4,060
Promissory Note III, interest accrues at 8.0%	260	—
Promissory Note IV, interest accrues at higher of 6% or LIBOR plus 3.0% (4.38% at December 31, 2002)	2,717	—
Other notes receivable	619	327

	87,292	95,599
Current maturities	(10,180)	(1,294)

	$77,112	$94,305

     In January 1999, Sunrise jointly formed a limited liability company (“LLC II”) in which Sunrise owned a 9% minority interest. The purpose of LLC II was to develop, construct and own senior living properties. Sunrise loaned LLC II $7 million (the “LLC Note II”) to partially finance the initial development and construction of four properties. All four properties are completed and open at December 31, 2002. The LLC Note II was secured by the properties and subordinated to other lenders of LLC II. The principal amount of the loan and accrued interest was due on the earlier of March 30, 2006 or termination of the management agreement between the parties. The LLC Note II, including accrued interest, was repaid in August 2002 when the joint venture partner’s interest was acquired by a third party. In connection with this transaction, Sunrise increased its ownership in the venture to 20%.

     In March 1999, Sunrise jointly formed a limited liability company (“LLC III”) in which Sunrise owns a 9% minority interest. The purpose of LLC III is to develop, construct and own senior living properties. unrise loaned LLC III $16 million (the “LLC Note III”) to partially finance the initial development and construction of five properties. All five properties are completed and open at December 31, 2002. The LLC Note III is secured by the properties and is subordinated to other lenders of LLC III. The principal amount of the loan and accrued interest were due on July 1, 2002. Sunrise extended the maturity date of this note to June 2004 for any amounts outstanding at July 1, 2002. During 2002, Sunrise received payments of $3 million. See Note 17 Related-Party Transactions, Joint Ventures.

     In March 1999, Sunrise jointly formed a limited liability company (“LLC IV”) in which Sunrise owns a 9% minority interest. The purpose of LLC IV is to develop, construct and own senior living properties.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

Sunrise loaned LLC IV $6 million (the “LLC Note IV”) to partially finance the initial development and construction of six properties. In December 1999, Sunrise and LLC IV amended the LLC Note IV to increase the loan by $10 million. All six properties are completed and open at December 31, 2002. The LLC Note IV is secured by the properties and is subordinated to other lenders of LLC IV. The principal amount of the loan and accrued interest are due on the earlier of December 31, 2006 or termination of the management agreement between the parties. During 2002, Sunrise received payments of $7 million. See Note 17 Related-Party Transactions, Joint Ventures.

     In December 2000, Sunrise jointly formed a limited liability company (“LLC V”) with an unrelated third party in which Sunrise owns a 9% minority interest. The purpose of LLC V is to develop, construct and own senior living properties. Sunrise has loaned LLC V $17 million (the “LLC Note V”) to partially finance the initial development and construction of five properties. All five properties are completed and open at December 31, 2002. The LLC Note V is secured by the properties and is subordinated to other lenders of LLC V. The principal amount of the loan and accrued interest are due on December 16, 2007.

     In 1998, Sunrise jointly formed a limited liability company (“International LLC”) with an unrelated third party in which Sunrise owns a 7% minority interest. The purpose of International LLC is to develop, construct and own ten senior living properties in the United Kingdom and Canada. Nine of these properties are completed and open at December 31, 2002. Sunrise agreed to make available up to approximately $4 million (“Note I”) to International LLC under a revolving credit arrangement to partially finance the development of a property in the United Kingdom. Interest on the first $3 million of advances made under Note I accrues at 12.0%. Interest on an additional $1 million of advances accrues at a variable rate (6.01% at December 31, 2002). In 2001, Sunrise received payments of $1 million. The outstanding principal and unpaid accrued interest were due in November 2001. However, Note I was subordinated to a $17 million mortgage loan on the United Kingdom property that restricted the repayment of Note I until October 1, 2002. After that date, International LLC could repay Note I as long as it has met certain debt service criteria. International LLC has met the debt service criteria and plans to repay the principal balance plus accrued and unpaid interest in 2003. See Note 17 Related-Party Transactions, Joint Ventures.

     In 2001, Sunrise agreed to make funds available (“Note II”) to International LLC to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note II accrues at 12.5%. The Note II to Sunrise is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture. See Note 17 Related-Party Transactions, Joint Ventures.

     In 2001, Sunrise jointly formed a limited liability partnership (“International LLC II”) with the majority owner of International LLC in which Sunrise owns a 7% minority interest. The purpose of International LLC is to develop, construct and own senior living properties in the United Kingdom and Canada. In 2002, Sunrise agreed to make funds available (“Note III”) to International LLC II to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note III accrues at 12.5%. The Note III to Sunrise is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture. See Note 17 Related-Party Transactions, Joint Ventures.

     In January 1999, a property, in which Sunrise has a controlling interest, accepted a $500,000 promissory note (“ADG Note”) from its minority owner. The ADG Note accrues interest at 10% per annum and is due annually beginning February 22, 2000. The principal balance plus accrued and unpaid interest are due on February 22, 2009.

     In 2001, a property, in which Sunrise has a controlling interest, accepted a $500,000 promissory note (“AMB Note”) from its minority owner. The AMB Note accrues interest at 8% per annum and is due annually beginning March 2002. The principal balance plus accrued and unpaid interest are due in March 2010.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In 2001, Sunrise agreed to make available up to approximately $3 million (“Credit Facility”) to the owner of a property that Sunrise manages under a management contract. Interest accrues at LIBOR plus 3.5% per annum. Principal and accrued and unpaid interest are due at the earlier date of the third party’s full repayment of its mortgage or September 2003.

     In December 2001, Sunrise accepted a promissory note in the amount of $400,000 (“Promissory Note I”) from a joint venture partner to finance a portion of the acquisition of one-half of Sunrise’s ownership interest in a property. Interest accrues at 10% per annum. Principal and interest are due monthly until the promissory note is paid in full in January 2007.

     In May 2001, Sunrise accepted a promissory note in the amount of $4 million (“Promissory Note II”) from Sunrise Assisted Living Foundation, Inc. (“SALF”), a not-for-profit organization that operates two schools. The Promissory Note II pertains to a school operated on an undivided parcel on which Sunrise operates an assisted living property and is secured by an interest in the whole parcel. Interest accrues at LIBOR plus 2.75% per annum. Principal and interest payments are made monthly based on a twenty-five year amortization schedule at the rate of 6.689%. The unpaid principal balance plus accrued and unpaid interest were due in January 2003. Sunrise extended the maturity date of this note to April 2003. See Note 17, Related Party Transactions, Sunrise Assisted Living Foundation.

     In February 2002, Sunrise accepted a secured promissory note in the amount of $250,000 (“Promissory Note III”) from a third party. The Promissory Note III pertains to a development and management rights agreement for properties in Georgia and Missouri. Interest accrues at 8% per annum. Principal and accrued interest are due March 2007.

     In March 2002, Sunrise accepted a promissory note in the amount of $3 million (“Promissory Note IV) from a limited partnership in which Sunrise has a 20% ownership interest. The Promissory Note IV is subordinated to other lenders of the limited partnership. Interest accrues at the higher of 6% or LIBOR plus 3% per annum. Monthly interest payments start on June 1, 2002 and continue through March 1, 2003. Monthly principal and interest payments start on April 1, 2003 and continue through April 1, 2004. Any unpaid principal balance plus accrued and unpaid interest are due on April 1, 2004.

     Sunrise believes the net carrying amount of the notes receivable approximates market value at December 31, 2002 and 2001.

     Sunrise recorded interest income on these notes from related parties of $9 million, $9 million and $7 million during 2002, 2001 and 2000, respectively.

5. Intangibles and Other Assets

     Intangible assets consist of the following (dollars in thousands):

	December 31,
			Estimated
	2002	2001	Useful life

Management contracts, less accumulated amortization of $1,630 and $1,169	$5,759	$6,219	11-20 years
Leaseholds, less accumulated amortization of $1,503 and $1,801	6,381	16,780	18-40 years

	$12,140	$22,999

Costs in excess of assets acquired, less accumulated amortization of $2,179 and $2,179	$32,749	$32,749

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In accordance with Statement 142 (see Impact of Changes in Accounting Standards, Note 2), goodwill is no longer amortized but is reviewed annually for impairment. Sunrise has identified two reporting units for the purposes of Statement 142. The reporting units are Sunrise Management Services and Sunrise Properties. Sunrise’s $33 million goodwill balance at December 31, 2001 has been allocated to Sunrise Management Services and Sunrise Properties. Amortization expense was $5 million, $7 million and $9 million for the years ended December 31, 2002, 2001 and 2000. Amortization expense is expected to be approximately $5 million in each of the next five years.

     Other assets consist of the following (in thousands):

	December 31,

	2002	2001

Restricted cash	$18,326	$11,877
Deferred financing costs less amortization of $14,974 and $12,062	10,367	10,414
Pre-rental costs less amortization of $9,331 and $16,833	2,793	3,258
Other	1,377	783

	$32,863	$26,332

     Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to Sunrise’s debt agreements and resident deposits.

6. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $19 million and $7 million as of December 31, 2002 and 2001, respectively. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $1 million and $2 million as of December 31, 2002 and 2001, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to management activities. Also, see Note 4 for a discussion of notes receivable from affiliates.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	December 31,

	2002	2001	2000

Assets, principally property and equipment	$1,438,034	$858,079	$574,658
Liabilities, principally long-term debt	1,003,627	640,551	494,081
Equity	434,407	217,528	80,577
Revenues	271,348	169,453	72,922
Net loss	(23,293)	(11,289)	(19,941)

     Total management and contract services revenue from related unconsolidated entities was $161 million, $85 million and $24 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,

	2002	2001

5 1/2 % convertible subordinated notes due 2002	$—	$107,836
5 1/4 % convertible subordinated notes due 2009	125,000	—
Syndicated revolving credit facility	108,915	155,060
Multi-property blanket first mortgage	78,354	79,418
Revolving credit facilities	34,852	27,860
Other mortgages and notes payable	109,848	260,582

	456,969	630,756
Current maturities	(29,415)	(26,925)

	$427,554	$603,831

     On June 6, 1997, Sunrise issued and sold $150 million aggregate principal amount of 51/2% convertible subordinated notes due 2002. The convertible notes bore interest at 51/2% per annum payable semiannually on June 15 and December 15 of each year, beginning on December 15, 1997. The conversion price was $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the convertible notes). The convertible notes were redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. On September 14, 2001, Sunrise’s Board of Directors authorized the repurchase of up to an additional $50 million of its outstanding 5.5% subordinated convertible notes (See Note 8). During 2001, Sunrise repurchased $42 million face value of the convertible notes, resulting in an extraordinary gain, after tax, of $500,000.

     In February 2002, Sunrise redeemed the remaining $108 million 51/2% convertible notes at a redemption price of 101.1% of the principal amount, plus accrued and unpaid interest from the proceeds of a new term loan (see below). The aggregate redemption price was $110 million. None of the convertible notes were converted into common stock. As a result of the redemption in 2002 from proceeds of other long-term borrowings, the convertible notes were classified as long-term at December 31, 2001.

     In January 2002, Sunrise obtained a term loan for $92 million to be used, in part, to pay off the remaining $108 million of its outstanding 51/2% subordinated convertible notes. The term loan was collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. In February 2002, Sunrise drew $92 million on the term loan and repaid it the same day. Sunrise recorded an extraordinary loss of approximately $4 million, before tax, during the first quarter of 2002 for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.

     In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 51/4% convertible subordinated notes due February 1, 2009. The convertible notes bear interest at 51/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price is $35.84 (equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes). The notes are subordinated to Sunrise’s existing and future senior indebtedness. The convertible notes are redeemable at the option of Sunrise commencing February 5, 2006, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise as defined in the convertible notes. In February 2002, $92 million of the net proceeds from the 51/4% convertible notes were used to pay off the term loan.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     A subsidiary of Sunrise has obtained a syndicated revolving credit facility for $400 million to be used for general corporate purposes, including the continued construction and development of senior living properties. Sunrise guarantees the repayment of all amounts outstanding under this credit facility. The credit facility is secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary, consisting of 23 properties. In June 2001, Sunrise refinanced its syndicated revolving credit facility and reduced it from $400 million to up to $300 million. The maturity date was extended from July 2002 to June 2004 and the interest rate increased from LIBOR plus 1.75% to LIBOR plus 2.00% (3.38% at December 31, 2002). In December 2002, Sunrise reduced its syndicated revolving credit facility to $265 million. Sunrise pays commitment fees of 0.25% on the unused balance of the credit facility. There were $109 million of advances outstanding under this credit facility as of December 31, 2002.

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

     A participation interest of $3 million payable in connection with the multi-property blanket first mortgage was recorded at the loan date. A corresponding amount recorded as a loan discount was being amortized over the life of the loan prior to the modification. Amortization of the discount of approximately $0, $200,000 and $400,000 has been included as interest expense in 2002, 2001 and 2000, respectively.

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

     In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. The revolving credit facility matures in November 2006, subject to a five-year extension, accrues interest at LIBOR plus 1.20% (2.58% at December 31, 2002) and is collateralized by senior living properties. The revolving credit facility may be converted to a fixed rate facility at any time during the term. The proceeds were used to reduce the balance of one of Sunrise’s credit facilities. Sunrise pays commitment fees of 0.13% on the unused portion of the credit facility. At December 31, 2002, the collateral of the revolving credit facility consisted of five properties and $24 million was outstanding.

     In December 2002, Sunrise entered into an $18 million revolving credit facility. The revolving credit facility matures in January 2005, accrues interest at LIBOR plus 2.50% (3.88% at December 31, 2002) and is collateralized by senior living properties. At December 31, 2002, the collateral of the revolving credit facility consisted of eight properties and $11 million was outstanding.

     In December 2002, Sunrise received a commitment for a $50 million revolving unsecured credit facility. The revolving credit facility matures 364 days from closing, accrues interest at LIBOR plus 2.50% (3.88% at December 31, 2002). Sunrise pays commitment fees of 0.10% on the unused portion of the credit facility. Closing on the revolving unsecured credit facility is conditioned on the closing of Sunrise’s acquisition of Marriott Senior Living Services (See Note 13).

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In December 2002, Sunrise received a commitment for a $17 million credit facility. The credit facility matures 2 years from closing which is expected in February 2003, subject to a one-year extension, accrues interest at LIBOR plus 3.25% (4.63% at December 31, 2002) subject to a minimum of 5.75% and is collateralized by three senior living properties.

     In December 2002, Sunrise received a commitment for a $20 million revolving credit facility. The revolving credit facility closed in January 2003, matures in January 2005, is subject to a one-year extension, accrues interest at Prime subject to a minimum of 5% and is collateralized by five senior living properties.

     In December 2002, Sunrise received commitments for mortgages on two senior living properties for an aggregate amount of $16 million. The mortgages mature 1 year from closing which is expected in February 2003,are subject to a one-year extension, accrue interest at LIBOR plus 2.50% (3.88% at December 31, 2002) and are cross collateralized by two senior living properties.

     The other mortgages and notes payable relate primarily to 18 properties whereby outstanding balances are collateralized by the total assets of the respective property. Payments of principal and interest are made monthly. Interest rates range from 1.65% to 10.0% with remaining maturities ranging from less than one year to 31 years. These other mortgages and notes payable have total borrowings of $110 million as of December 31, 2002, and an unused portion on one of the loans of $2 million.

     During 2001, Sunrise entered into five interest rate swap agreements that effectively converted $125 million of its floating-rate revolving credit facility to fixed-rate basis for the next two to three years, thus reducing the impact of interest rate changes on future interest expense. In December 2002, Sunrise paid $400,000 to terminate one of its five interest rate swap agreements. The loss reported in accumulated other comprehensive income through the date of termination will be amortized as a yield adjustment to interest expense over the remaining term of the hedged revolving credit facility. At December 31, 2002, $100 million of Sunrise’s revolving credit facility was designated as the hedged item to the four remaining interest rate swap agreements that will mature in the next 6 to 18 months with an effective weighted-average fixed interest rate of 6.59%. The fair value of the swaps, net of tax, was negative $2 million as of December 31, 2002 and was recorded in other long-term liabilities and accumulated other comprehensive income. During 2002, the hedge ineffectiveness was immaterial. Based on the fair value of the swaps at December 31, 2002, Sunrise would incur approximately $2 million of interest expense, net of taxes, related to the swaps in 2003. Since December 31, 2002, Sunrise paid $3 million to terminate its remaining four interest rate swap agreements.

     There are various financial covenants and other restrictions in Sunrise’s debt instruments, including provisions which: (1) require it to meet certain financial tests. For example, Sunrise’s $265 million syndicated revolving credit facility requires Sunrise to have a consolidated tangible net worth of at least $284 million and to maintain a consolidated minimum cash liquidity balance of at least $25 million. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in management or control of Sunrise. For example, Sunrise’s $265 million syndicated revolving credit facility requires the lender’s consent for any merger where Paul Klaassen or Teresa Klaassen does not remain chairman of the board and chief executive officer of Sunrise; (3) restrict the ability of Sunrise’s subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent; and (4) require that Sunrise maintain minimum occupancy levels at its properties. For example, Sunrise’s $265 million syndicated revolving credit facility requires that 85% occupancy be achieved after 15 months for newly opened properties with 77 units or less and 18 months for 78 units or more and, following this 15-month and 18-month period, be maintained at or above that level. If this occupancy covenant is not met, the amount borrowed against that property must be reduced.

     Sunrise’s syndicated revolving credit facility contains a cross-default provision pursuant to which a default on other indebtedness by Sunrise or any of its consolidated subsidiaries under the credit facility could result in the ability of the lenders to declare a default and accelerate the indebtedness under the credit facility.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     As of December 31, 2002, Sunrise was in compliance with all of its debt covenants.

     Principal maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

2003	$29,415
2004	194,450
2005	22,839
2006	30,537
2007	38,968
Thereafter	140,760

$456,969

     Interest paid totaled $32 million, $42 million and $52 million in 2002, 2001 and 2000, respectively. Interest capitalized was $7 million, $7 million and $6 million in 2002, 2001 and 2000, respectively.

     As of December 31, 2002, Sunrise has $14 million in unused letters of credit that have been pledged for the benefit of certain lending institutions and municipalities. The letters of credit expire within two years.

8. Stockholders’ Equity

     In 2000, Sunrise’s Board of Directors authorized Sunrise to repurchase its outstanding common stock and/or its outstanding 5 1/2% convertible subordinated notes up to an aggregate purchase price of $50 million over a period of 12 months. Under the stock repurchase program, Sunrise was authorized to repurchase common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. Sunrise repurchased 585,000 shares of common stock at an average price of $16.66 per share through open-market purchases during 2000.

     In July 2002, Sunrise announced that its Board of Directors authorized it to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. Sunrise repurchased 581,400 shares at an average price of $25.57 per share through open-market purchases during 2002.

9. Stock Option Plans

     Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2002, these plans provided for the grant of options to purchase up to 9,148,910 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

     On April 25, 1996, the Board of Directors adopted the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors’ Plan. In March 2000, the Directors’ Plan was terminated. An aggregate of 75,000 shares of common stock is reserved for issuance under existing option agreements. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors’ Plan vested immediately. All options granted under the Directors’ Plan are non-incentive stock options. As of December 31, 2002, 75,000 options remained outstanding under the plan.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     A summary of Sunrise’s stock option activity, and related information for the years ended December 31 are presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Options	(000)	Price	(000)	Price	(000)	Price

Outstanding-beginning of year	6,168	$21.52	5,959	$21.33	5,250	$23.28
Granted	1,049	22.90	1,205	22.27	1,905	15.93
Exercised	(568)	17.62	(570)	15.73	(242)	13.77
Canceled	(238)	22.24	(426)	28.98	(954)	28.57

Outstanding-end of year	6,411	22.07	6,168	21.52	5,959	21.33

Options exercisable at year-end	3,572		3,030		2,523
Weighted-average fair value of options granted during the year	$18.15		$16.16		$11.78

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$3.00 - $ 8.00	35	2.6	$3.55	35	$3.55
8.01 - 20.00	2,001	7.2	15.78	941	15.83
20.01 - 25.63	2,719	5.5	24.35	2,052	24.69
25.64 - 44.56	1,656	8.2	28.29	544	31.18

	6,411			3,572

10. Restricted Stock

     The Company’s stockholders approved the 2002 Stock Option and Restricted Stock plan at the Company’s annual meeting of stockholders held on May 17, 2002. On March 21, 2002, a total of 148,100 shares of restricted stock were granted to Paul J. Klaassen, Chairman of the Board and Chief Executive Officer, and Thomas B. Newell, President. These grants vest over three to ten years. Unvested amounts are reflected in the balance sheet and represent the fair value of shares at the date of grant, which will be amortized as compensation expense over the period of vesting. During 2002, Sunrise recognized $0.7 million in compensation expense. As of December 31, 2002, 7,700 of the 148,100 shares of the restricted stock grant were vested.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholder Rights Agreement

     The Board of Directors adopted a Stockholders Rights Agreement (“Rights Agreement”) effective April 25, 1996, as amended. All shares of common stock issued by Sunrise between the date of adoption of the Rights Agreement and the Distribution Date (as defined below) have rights attached to them. The rights expire ten years after adoption of the Rights Agreement. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock at a price of $85.00 (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder of Sunrise.

     The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a “Distribution Date”) upon the earlier to occur of (1) ten days following a public announcement that a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. However, neither Paul J. Klaassen nor Teresa M. Klaassen (nor their affiliates, associates and estates), each of whom, as of the date of adoption of the Rights Agreement, beneficially owned in excess of 20% of the outstanding shares of common stock, will be deemed an “Acquiring Person,” unless they acquire an additional 2% of the common stock which was outstanding at the time of completion of Sunrise’s initial public offering.

     In general, if a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, each holder of a right may exercise the right by purchasing common stock having a value equal to two times the Purchase Price. If at any time following the Stock Acquisition Date (1) Sunrise is acquired in a merger or other business combination transaction in which it is not the surviving corporation (other than a merger which follows an offer described in the preceding paragraph), or (2) 50% or more of Sunrise’s assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors of Sunrise generally may redeem the rights at a price of $.005 per right at any time until ten days after an Acquiring Person has been identified as such.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

12. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, expect per share amounts):

	Year ended December 31,

	2002	2001	2000

Numerator for basic net income per share:
Net income before extraordinary (loss) gain	$57,228	$48,576	$24,278
Extraordinary (loss) gain, net of tax	(2,567)	525	—

Net income	$54,661	$49,101	$24,278

Numerator for diluted net income per share:
Net income before extraordinary (loss) gain	$57,228	$48,576	$24,278
Assumed conversion of convertible notes, net of tax	4,610	4,795	—

Diluted net income before extraordinary (loss) gain	61,838	53,371	24,278
Extraordinary (loss) gain, net of tax	(2,567)	525	—

Diluted net income	$59,271	$53,896	$24,278

Denominator:
Denominator for basic net income per common share-weighted average shares	22,357	21,825	21,654
Effect of dilutive securities:
Employee stock awards	643	651	366
Convertible notes	3,552	3,476	—

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	26,552	25,952	22,020

Basic net income per common share:
Net income before extraordinary (loss) gain	$2.56	$2.23	$1.12
Extraordinary (loss) gain, net of tax	(0.12)	0.02	—

Net income	$2.44	$2.25	$1.12

Diluted net income per common share:
Net income before extraordinary (loss) gain	$2.33	$2.06	$1.10
Extraordinary (loss) gain, net of tax	(0.10)	0.02	—

Net income	$2.23	$2.08	$1.10

     Certain shares issuble upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

13. Acquisitions and Dispositions

     In 2000, Sunrise announced its intention to sell selected owned properties as a normal part of its operations and retain long-term management contracts and, in many cases, minority equity interests in the properties. Sunrise has performed under its sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which it has a minority ownership interest, generally ranging from 20% to 25%. If Sunrise sells 100% of a property to a third-party owner, it recognizes a gain from the sale for the difference between the purchase price and the book value of the property, less the costs to sell. Sunrise also removes the book value of the property from the “Property and equipment” line item on the consolidated balance sheet and removes from liabilities any debt repaid or assumed by the new owner in the transaction. If Sunrise sells a property to a joint venture in which it has a minority ownership interest, Sunrise will recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell, adjusted to reflect only the gain associated with the third-party ownership in the joint venture. Sunrise does not record a gain on the portion of the sale associated with its remaining ownership in the joint venture. Sunrise also records, at historical cost basis, its remaining ownership of the property sold and debt assumed by the joint venture as an investment.

     In September 1998, Sunrise completed the sale of two properties for an aggregate sales price of $29 million. Sunrise will realize up to a $6 million gain from the transaction. Sunrise recognized a gain of $2 million and $2 million on the sale in 1999 and 1998, respectively. The remaining gain was deferred at December 31, 2002, the recognition of which is contingent upon future events. Sunrise operates the two properties under long-term operating agreements.

     In June 1999, Sunrise completed the sale of two properties for an aggregate sales price of $28 million. Sunrise realized an $11 million gain from the transaction. Sunrise recognized a gain of $5 million on the sale in 1999 and $6 million in 2000. Sunrise operates the two properties under long-term operating agreements.

     In June 2000, Sunrise completed the sale of three properties for an aggregate sales price of $44 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise realized $13 million in gain, subject to certain contingencies being met, of which $2 million and $11 million was recognized in 2001 and 2000, respectively. In September 2000, Sunrise completed the sale of eight properties for an aggregate sales price of $111 million to the same venture company. The venture company assumed approximately $75 million of debt secured by the eight properties. Sunrise realized $26 million in gain, subject to certain contingencies being met, of which $13 million and $13 million was recognized in 2001and 2000, respectively. Sunrise continues to operate the properties under long-term operating agreements.

     In December 2000, Sunrise completed the sale of two properties for an aggregate sales price of $28 million. Sunrise realized $9 million in gain, subject to certain contingencies being met, of which $0.9 million, $5 million and $2 million was recognized in 2002, 2001 and 2000, respectively. Sunrise continues to operate the properties under long-term operating agreements.

     In February 2001, Sunrise completed the sale of nine properties for an aggregate sales price of $131 million to a limited partnership in which Sunrise owns a 25% interest. Sunrise realized $41 million in gain, subject to certain contingencies being met, of which $1 million and $40 million was recognized during 2002 and 2001. Sunrise continues to operate the properties under long-term operating agreements.

     In October 2001, Sunrise completed the sale of one property for an aggregate sales price of $17 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise realized $3 million in gain, subject to certain contingencies being met, of which $2 million and $1 million was recognized in 2002 and 2001, respectively. Sunrise continues to operate the properties under long-term operating agreements.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In December 2001, Sunrise completed the sale of one of our two existing Florida properties for an aggregate sales price of $8 million. The buyer will assume management of the property after a 90-day transition period. Sunrise realized $1 million in gain, which was recognized in 2001.

     In December 2001, Sunrise completed the sale of one property for an aggregate sales price of $16 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise realized $2 million in gain, subject to certain contingencies being met, of which $1 million and $500,000 was recognized in 2002 and 2001, respectively. In 2002, Sunrise also recognized an additional $2 million in incentive purchase price based on 2002 operating performance. Sunrise continues to operate the properties under long-term operating agreements.

     In December 2001, one of Sunrise’s joint venture partners exercised an option to acquire an additional 25% interest in one property (Sunrise of Gardner Park). As a result of the transaction, Sunrise’s ownership in the property was reduced to 25% from 50%. Sunrise will continue to operate the property under a long-term management agreement. Sunrise realized up to $1 million in gain, subject to certain contingencies being met, of which $700,000 and $200,000 was recognized in 2002 and 2001, respectively.

     In March 2002, Sunrise completed the sale/long-term manage back of 12 assisted living properties to a real estate investment entity in which Sunrise owns a 20% interest. Sunrise realized $43 million in gain, subject to certain operating contingencies being met, of which $43 million was recognized during 2002. Sunrise will continue to operate the properties under long-term management agreements.

     In June 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $9 million in gain over four quarters, subject to meeting certain operating contingencies, of which $7 million was recognized in 2002. Sunrise will continue to operate the properties under long-term management agreements.

     In August 2002, Sunrise completed the sale/long-term manage back of one assisted living property to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $6 million in gain over four quarters, subject to meeting certain operating contingencies, of which $3 million was recognized in 2002. Sunrise will continue to operate the property under a long-term management agreement.

     In September 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $8 million in gain over four quarters, subject to meeting certain operating contingencies, of which $4 million was recognized in 2002. Sunrise will continue to operate the properties under a long-term management agreement.

     In December 2002, Sunrise completed the sale/long-term manage back of 11 assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $36 million in gain over four quarters, subject to meeting certain operating contingencies, of which $9 million was recognized in 2002. Sunrise will continue to operate the properties under a long-term management agreement.

     On December 30, 2002, Sunrise announced it has signed a definitive purchase agreement with Marriott International, Inc. (“Marriott”) to acquire all of the outstanding stock of Marriott’s wholly owned subsidiary, Marriott Senior Living Services, Inc., which owns and operates senior living properties. Sunrise will pay approximately $89 million in cash, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of Marriott Senior Living. Sunrise will also assume approximately $38 million of working capital liabilities and other funding obligations as well as approximately $23 million of life care endowment obligations, the majority of which will be repaid with proceeds from the issuance of new endowment obligations as new residents enter the properties. The stock purchase is currently expected to close late in the first quarter of 2003, subject to receipt of required regulatory approvals and other closing conditions.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In connection with Sunrise’s property sale/long-term manage back program, Sunrise specifically identifies properties that it is actively marketing and intends to sell within a twelve-month period, and accordingly designates these properties as held for sale. Management believes that the sales value of these properties exceeds their book value and therefore no related write-down has been recorded. Depreciation expense for these properties is included in Sunrise’s consolidated depreciation expense up to the point that management specifically identifies the properties it intends to sell and believes the sale of the properties is probable. At December 31, 2002, the book value of these properties of approximately $40 million is reflected in the property and equipment line item of the balance sheet.

14. Non-Recurring Items

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

     Given the current industry environment and the increasing number of opportunities to acquire properties and management contracts, Sunrise determined, in the third quarter of 2001, that the costs to develop five specific sites outweighed the costs of acquiring properties and/or management contracts in those areas. Accordingly, management elected not to proceed with its planned development for these five sites and wrote down associated project costs by $7 million to their estimated net realizable value.

15. Commitments

     Sunrise leases its corporate offices, regional offices, development offices and warehouse space under various leases. During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease commenced upon completion of the building in July 1999 and expires in July 2011. The lease has an initial annual base rent of $1 million. The base rent escalates approximately 2.5% per year in accordance with a base rent schedule. In September 1999, Sunrise amended another corporate lease to increase the amount of leased premises and extend the maturity date to October 2004. The initial annual lease payments amount to $462,000, and the base rent is subject to annual increases based on the consumer price index from a minimum of 2% to a maximum cap of 3% per year. The warehouse lease has a term of seven years and expires in May 2004. The initial annual base rent payments amount to $148,000, subject to annual increases of 3%. In addition, Sunrise is required to amortize an additional $88,000 of rent related to the straight lining of rent benefits and a portion of operating expenses. Various other leases expire between 2003 and 2004.

     Sunrise has also entered into operating leases for five properties. Two properties commenced operations during 1997, two properties commenced operations in 1998, and the other property commenced operations in 1999. In May 1999 in connection with the acquisition of Karrington, Sunrise assumed six operating leases for six senior living properties and a ground lease. The operating lease terms vary from 15-20 years, with two ten-year extension options. Sunrise also has six other ground leases related to six properties in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

     In December 1998, a subsidiary of Sunrise entered into a three-year operating lease for six senior living properties. Sunrise guaranteed the payment of all obligations of its subsidiary under the lease. There were no extension options. However, Sunrise had the option, 120 days prior to the expiration date of the lease, of either purchasing or selling all the leased properties. If Sunrise exercised its option to sell the properties and the proceeds from the sale exceeded the obligation under the lease, Sunrise was entitled to the excess. However, if the proceeds from the sale were less than the obligation under the lease, Sunrise would be obligated to fund the difference. Sunrise was responsible for the payment of real estate taxes, insurance and other operating expenses. The lease required Sunrise to maintain certain coverage ratios, liquidity and net worth. These six leased properties were sublet to Karrington until the acquisition of Karrington in May

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     1999.     During 2000, Sunrise purchased two of the properties for $18 million. In 2001, Sunrise exercised its option to purchase the remaining leased properties and closed on the purchase of the remaining four properties for $29 million in January 2002. The effect of purchasing these six properties was to record the property and newly financed debt associated with these properties on Sunrise’s consolidated balance sheet.

     Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 2002 are as follows (in thousands):

2003	$10,953
2004	10,467
2005	9,747
2006	9,753
2007	9,760
Thereafter	106,695

$153,375

     Sunrise has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $92 million. Sunrise is pursing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures. Unless otherwise stated, Sunrise would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued the Sunrise guarantee. At December 31, 2002, Sunrise has provided $50 million of debt guarantees to its business ventures which represents Sunrise’s maximum exposure under its debt guarantees. Of the $50 million, $2 million of guarantees are for our sale long-term manage back partnerships. These guarantees are removed upon reaching certain occupancy and debt service coverage targets within the partnership. Of the $50 million, $4 million represents a debt guarantee to a joint venture which was acquired in the Karrington acquisition. This debt guarantee remains in place throughout the term of the loan. Sunrise has provided $10 million of debt guarantees to hospital partnerships that remain in place throughout the term of the loan. Finally, Sunrise has provided $34 million of debt guarantees to its development joint ventures. Of the $34 million, $18 million are last dollar debt guarantees on international development. Last dollar guarantee means the third-party debt would have to default, the bank would have to enforce any remedies against the venture, including foreclosure, after which Sunrise would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. Of the $34 million in debt guarantees to develop joint ventures, $21 million are removed upon stabilization of the underlying properties. The remaining $13 million will remain in place throughout the term of the loan. At December 31, 2002, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees and therefore no liabilities are reflected in the financial statements of Sunrise for these debt guarantees.

     As part of Sunrise’s fee-development for joint ventures, it typically guarantees that properties will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. Sunrise would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2002, thirteen properties are under construction and subject to completion guarantees. Sunrise has over 20 years experience in the development and construction of senior living properties. Its construction contractors are experienced in building its prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if amounts are required to be funded by Sunrise, they would become loans to the venture and earn interest. Sunrise closely monitors these projects and does not expect to fund any amounts under these development completion guarantees during 2003. Therefore, no liabilities are reflected in the financial statements of Sunrise for these guarantees.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     As a part of certain management contracts, Sunrise may provide an operating deficit guarantee. This means that if a property has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, Sunrise would provide a loan to the property to cover the cash shortfall. These guarantees are generally included with our development joint ventures and usually are provided for a limited period of time, generally until the property reaches stabilization. Typically, the terms of these operating deficit guarantees provide for no limitation to the maximum potential future payments under the guarantee. Currently, 26 operating properties are subject to a Sunrise operating deficit guarantee and 13 additional properties will be subject to a guarantee upon opening. Sunrise funded $300,000 under these guarantees in 2002 related to four properties in the international joint venture and expects to fund approximately $200,000 in 2003 under these guarantees. The amounts funded in 2002 were recorded as loans to the ventures.

16. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The primary components of Sunrise’s net deferred tax asset are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Operating loss carryforward	$11,108	$16,973
Accrued expenses	3,343	2,624
Other	1,422	2,139

Total deferred tax assets	$15,873	$21,736

Deferred tax liabilities:
Investments in joint ventures	$(23,106)	$(15,868)
Property and equipment	(62,511)	(50,674)
Operating expenditures	(10,495)	(5,474)

Total deferred tax liabilities	(96,112)	(72,016)

Net deferred tax liability	$(80,239)	$(50,280)

     At December 31, 2002, Sunrise had regular federal net operating loss carryforwards available to offset future taxable income of approximately $25 million, which expire from 2010 through 2019. This amount includes approximately $3 million of net operating loss carryforwards acquired from Karrington, which are subject to certain limitations on utilization. At December 31, 2002, Sunrise had alternative minimum tax credits of approximately $1 million and Work-Opportunity tax credits of approximately $900,000 available to offset future federal tax liabilities. These tax credits do not expire. Various Sunrise entities have fully utilized their net operating loss carryforwards for state tax purposes.

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforward prior to expiration.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$2,495	$2,778	$1,501
State	2,448	2,389	2,754

Total current	4,943	5,167	4,255
Deferred:
Federal	25,727	23,805	11,235
State	2,832	2,421	32

Total deferred	28,559	26,226	11,267

Total tax expense	$33,502	$31,393	$15,522

     In 2002, 2001 and 2000, Sunrise paid federal and state income taxes, net of refunds of $2 million, $1 million and $3 million, respectively. Current taxes payable for 2002, 2001 and 2000 have been reduced by approximately $2.5 million, $3 million, and $1 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory rate	35%	35%	35%
State taxes, net	5	6	7
Tax exempt interest	(1)	(1)	(1)
Other	(1)	(1)	(2)

	38%	39%	39%

17. Related-Party Transactions

Sunrise Assisted Living Foundation

     Sunrise Assisted Living Foundation, Inc. (“SALF”), a not-for-profit organization, operates two schools, including day care centers. Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors of SALF. SALF reimbursed Sunrise monthly for use of office facilities and support services in the amount of $84,000 in 2002, 2001 and 2000. Such amounts are included in operating revenue. Sunrise has also accepted a promissory note from SALF during 2001 (see Note 4).

     During 1999, a subsidiary of SALF provided certain health care services to residents of Sunrise properties located in Illinois. The SALF subsidiary entered into various administrative, accounting and collection service agreements with Sunrise that terminated at the end of 2001. The service agreements allow for reimbursement of costs of service plus a management fee. Sunrise recognized management fees of $400,000 and $200,000 in 2001 and 2000, respectively. As of December 31, 2002, Sunrise owed SALF $1 million under such service agreements.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

Ground Lease

     Sunrise has a 99 year ground lease with one of Sunrise’s founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under this lease was $299,000, $296,000 and $262,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sunrise subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by Sunrise under the ground lease. Sublease rental income was $149,500, $148,000 and $131,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Lease expense is recorded net of the sublease income.

Joint Ventures

     Sunrise has entered into unconsolidated joint venture arrangements with a third party that is providing up to $66 million of the equity capital to develop up to 26 projects in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, is a managing director of Credit Suisse First Boston (CSFB) LLC. The parent of CSFB LLC controls through funds sponsored by an affiliate or subsidiary investments, which from time to time have included investments in the joint ventures. Sunrise is providing management and pre-opening services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future and has agreed to invest up to $6 million of equity capital in the joint ventures. Sunrise recognized management and contract services fees from these joint ventures of $8 million, $9 million and $12 million, respectively, in 2002, 2001 and 2000. As of December 31, 2002, 2001 and 2000, the third party had provided approximately $52 million, $51 million and $42 million, respectively, and Sunrise has provided $6 million, $8 million and $4 million, respectively, of equity capital to the joint ventures. For information on committed and funded loans to this third party, see Note 4.

     Sunrise may allow minority equity ownership interests in joint ventures for its officers as a means of incentive. Currently, two of its executive vice presidents, Christian Slavin and Tiffany Tomasso, have minority ownership interests (less than 1% combined on a fully diluted basis) in one of its international joint ventures. Brian Swinton, another of its executive vice presidents, has a 0.05% minority ownership interest computed on a fully diluted basis in its at-home senior living joint venture.

18. Profit-Sharing Plan

     Sunrise has a profit-sharing plan (the “Plan”) under Internal Revenue Code Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 16%. During 2000, the Plan contained three elements — employee salary contributions, discretionary matching employer contributions and special discretionary employer contributions.

     Effective January 1, 2001, employees vest in their matching employer contributions 100% over four years at 25% each year. When an employee reaches 5 years of service, Sunrise will contribute $0.50 for every dollar the employee contributes up to 7% of the employee’s annual compensation. If the employee has less than 5 years of service, the employer contribution will be $0.25 for every dollar the employee contributes up to 7% of the employee’s annual compensation. The Plan has eliminated the discretionary matching contributions and all employees who earn $85,000 or less annually are eligible to receive regular matching contributions by Sunrise provided the employee meets certain eligibility requirements. Matching contributions made by Sunrise totaled $200,000, $500,000 and $300,000 during 2002, 2001 and 2000, respectively.

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

     Fixed rate debt with an aggregate carrying value of $343 million has an estimated aggregate fair value of $340 million at December 31, 2002. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of Sunrise’s variable rate debt is estimated to be approximately equal to its carrying value of $114 million at December 31, 2002. The interest rate swaps related to floating rate debt, net of taxes, (see Note 7) has an estimated fair value of negative $2 million at December 31, 2002.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2002 and current estimates of fair value may differ from the amounts presented herein.

20. Information about Sunrise’s Segments

     Sunrise reports the results of its operations by its two operating divisions – Sunrise Management Services and Sunrise Properties. Sunrise Assisted Living, Inc. is the parent company of each division and develops Sunrise’s strategy and overall business plan and coordinates the activities of all business divisions. The Sunrise Management Services division provides full-service senior living management services, in the U.S. and internationally, for all properties owned by Sunrise or managed by Sunrise for third-parties. The Sunrise Management Services division also provides consulting services on market and site selection and pre-opening sales and marketing. The Sunrise Properties division is responsible for all Sunrise real estate operations, including development, construction, property management, project and permanent financing, real estate and property sales.

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Segment information is as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Operating Revenue:
Sunrise Management Services	$371,064	$295,459	$227,278
Sunrise Properties	326,262	325,785	312,810
Elimination of intersegment revenue	(191,414)	(193,025)	(195,302)

Total consolidated operating revenue	505,912	428,219	344,786

Operating Expenses:
Sunrise Management Services	338,297	266,356	206,060
Sunrise Properties	237,178	240,483	245,037
Elimination of intersegment expenses	(191,414)	(193,025)	(195,302)

Total consolidated operating expenses	384,061	313,814	255,795

Properties – nonrecurring items	—	2,307	—

Segment operating income	121,851	116,712	88,991
Reconciliation to net income:
Corporate operating expenses	10,103	8,965	8,481

Income from operations	111,748	107,747	80,510
Interest income (expense), net	(19,980)	(26,176)	(37,566)
Equity in earnings (losses) of unconsolidated senior living properties	695	(1,169)	(2,941)
Minority interests	(160)	(769)	(203)
Provision for income taxes	(35,075)	(31,057)	(15,522)
Extraordinary gain, net of tax	(2,567)	525	—

Total consolidated net income	$54,661	$49,101	$24,278

     Management services revenue from operations in England were $2 million, $1 million and $1 million for 2002, 2001 and 2000, respectively. Management services revenue from operations in Canada were $2 million, $3 million and $2 million for 2002, 2001 and 2000, respectively. The remaining revenues and all long-lived assets are domestic and substantially all assets are held by Sunrise Properties.

21. Quarterly Result of Operations (Unaudited)

     The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

2002
Operating revenue	$111,117		$119,888	$130,057	$144,850
Net income	7,472	(1)	11,463	15,400	20,326
Diluted net income per common share	$0.32		$0.47	$0.63	$0.82
2001
Operating revenue	$104,049		$103,521	$108,359	$112,290
Net income	13,191		13,109	11,687	11,114
Diluted net income per common share	$0.56		$0.55	$0.49	$0.47

Sunrise Assisted Living, Inc.
Notes to Consolidated Financial Statements (continued)

     The sum of diluted net income per common share for the four quarters in 2002 and 2001 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise’s common stock during the year.

(1)  Includes an extraordinary loss of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.