Form 10-Q
period 2003-03-31
SUNRISE ASSISTED LIVING INC
filed 2003-05-15
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended March 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______to ______

Commission file number: 001-16499

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

Yes X	No ______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ______

As of April 30, 2003, there were 22,242,966 shares of the Registrant’s Common Stock outstanding.

SUNRISE ASSISTED LIVING, INC.

Form 10-Q

March 31, 2003

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2003 and
	December 31, 2002	3

	Consolidated Statements of Income for the three
	months ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Certifications		26

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,224	$173,119
Accounts receivable, net	33,667	21,648
Notes receivable — affiliates	6,329	10,180
Deferred income taxes	8,327	15,873
Prepaid expenses and other current assets	29,618	33,566

Total current assets	150,165	254,386
Property and equipment, net	320,342	299,683
Properties held for sale	339,369	337,233
Notes receivable — affiliates	88,084	77,112
Management contracts and leaseholds, net	82,756	12,140
Costs in excess of assets acquired, net	107,513	32,749
Investments in unconsolidated senior living properties	65,091	64,375
Investments	5,610	5,610
Other assets	46,952	32,863

Total assets	$1,205,882	$1,116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,644	$5,082
Accrued expenses and other current liabilities	94,301	42,934
Deferred revenue	27,385	37,316
Current maturities of long-term debt	57,457	29,415

Total current liabilities	195,787	114,747
Long-term debt, less current maturities	417,154	427,554
Investments in unconsolidated senior living properties	3,113	2,901
Deferred income taxes	96,112	96,112
Other long-term liabilities	15,892	7,158

Total liabilities	728,058	648,472
Minority interests	1,994	1,861
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,228,199 and 22,343,815 shares issued and outstanding in 2002 and 2001, respectively	222	223
Additional paid-in capital	309,833	312,952
Retained earnings	172,346	158,931
Deferred compensation — restricted stock	(3,184)	(3,333)
Accumulated other comprehensive loss	(3,387)	(2,955)

Total stockholders’ equity	475,830	465,818

Total liabilities and stockholders’ equity	$1,205,882	$1,116,151

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Operating revenue:
Management and contract services	$65,631	$32,069
Resident fees	51,332	66,796
Income from property sales	19,752	12,252

Total operating revenue	136,715	111,117

Operating expenses:
Management and contract services	54,023	24,460
Facility operating	37,205	44,432
Development and pre-opening	3,347	2,568
General and administrative	11,840	8,143
Depreciation and amortization	2,904	6,791
Facility lease	2,057	2,167

Total operating expenses	111,376	88,561

Income from operations	25,339	22,556

Interest income (expense):
Interest income	2,282	2,878
Interest expense	(6,534)	(13,229)

Total interest expense	(4,252)	(10,351)

Equity in earnings (losses) of unconsolidated senior living properties	168	(52)
Minority interests	(292)	(101)

Income before income taxes	20,963	12,052
Provision for income taxes	(7,547)	(4,580)

Net income	$13,416	$7,472

Net income per common share data:

Basic

Basic net income per common share	$0.60	$0.33

Basic weighted-average shares outstanding	22,249	22,339

Diluted

Diluted net income	$14,558	$8,701

Diluted net income per common share	$0.56	$0.32

Diluted weighted-average shares outstanding	26,176	26,804

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,

	2003	2002

Operating activities
Net income	$13,416	$7,472
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(14,579)	(1,439)
Equity in (earnings) losses of unconsolidated senior living properties	(168)	52
Minority interests	292	101
Provision for bad debts	159	165
Provision for deferred income taxes	7,547	4,580
Depreciation and amortization	2,904	6,791
Amortization of financing costs on long-term debt	1,245	952
Amortization of deferred compensation	229	—
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	2,192	(2,540)
Prepaid expenses and other current assets	3,775	1,543
Other assets	1,429	641
Increase (decrease):
Accounts payable and accrued expenses	(5,326)	(7,565)
Deferred revenue	(1,536)	(194)
Other liabilities	(2,112)	940

Net cash provided by operating activities	9,467	11,499

Investing activities
Proceeds from sale of properties	—	44,139
Decrease (increase) in property and equipment, net	(5,131)	65,966
Increase in investments and notes receivable	(22,230)	(12,525)
Proceeds from investments and notes receivable	22,727	8,905
Increase (decrease) in restricted cash and cash equivalents	102	4,092
Acquisitions	(91,605)	—
Contributions to investments in unconsolidated senior living properties	(2,419)	(126)

Net cash (used in) provided by investing activities	(98,556)	110,451

Financing activities
Net proceeds from exercised options	1,902	4,476
Additional borrowings under long-term debt	127,229	221,995
Repayment of long-term debt	(134,862)	(332,195)
Net investment in minority interest	(160)
Financing costs paid	(813)	(5,818)
Repurchase of stock	(5,102)	—

Net cash used in financing activities	(11,806)	(111,542)

Net (decrease) increase in cash and cash equivalents	(100,895)	10,408
Cash and cash equivalents at beginning of period	173,119	50,275

Cash and cash equivalents at end of period	$72,224	$60,683

See accompanying notes.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Assisted Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month period ended March 31, 2003 and 2002 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in Sunrise’s 2002 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform with the 2003 presentation.

2.     Significant Accounting Policies

Stock-Based Compensation

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS 148, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three months ended
	March 31,

	2003	2002

Net income:
As reported	$13,416	$7,472
Less: Total stock-based employee compensation Expense determined under fair-value Method for all awards, net of tax effects	($3,141)	($3,519)
Pro forma	$10,275	$3,953
Basic net income per share:
As reported	$0.60	$0.33
Pro forma	$0.46	$0.18
Diluted net income per share:
As reported	$0.56	$0.32
Pro forma	$0.44	$0.17

Impact of Recently Issued Accounting Standards

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary loss recognized in the three months ended March 31, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of the convertible notes has been reclassified to interest expense.

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this interpretation, which is different from the general practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are included in Note 3. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FAS 145 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of the Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

     Sunrise is currently evaluating the impact of FIN 46 on its financials. Based on Sunrise’s preliminary review of FIN 46, Sunrise believes that some of its joint ventures will be considered variable interest entities and is currently evaluating whether Sunrise is the primary beneficiary. See Note 5 - Transactions with Unconsolidated Entities for information regarding Sunrise’s joint ventures. Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living properties. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells wholly owned properties into a joint venture structure that is capitalized by a third-party investor in which Sunrise holds a minority interest. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures, sub-debt provided to the joint ventures and other short-term advances to these joint ventures (Sunrise’s investment). As of March 31, 2003, this total investment was $164 million, not including any guarantees provided to these joint ventures as described in Note 3. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

3.     Commitments

     Sunrise has entered into contracts to purchase properties for development of additional senior living properties in joint venture arrangements or on a consolidated basis. Total contracted purchase price of these sites amounts to $114 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in its 2002 Annual Report on Form 10-K, during the three months ended March 31, 2003, Sunrise did not enter into any new guarantees other than those associated with the acquisition of Marriott Senior Living Services (see Note 10). Two subsidiaries of CNL Retirement Properties, Inc., which purchased two CCRC communities from a subsidiary of Marriott Senior Living Services prior to the closing of Sunrise’s

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by Marriott Senior Living Services with respect to such communities. CNL Retirement Properties, Inc. has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, Sunrise assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five communities and $2 million of guarantees under operating agreements with respect to two other communities.

4.     Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator for basic net income per share:
Net income	$13,416	$7,472

Numerator for diluted net income per share:
Net income	$13,416	$7,472
Assumed conversion of convertible notes, net of tax	1,142	1,229

Diluted net income	$14,558	$8,701

Denominator:
Denominator for basic net income per common share-weighted average shares	22,249	22,339
Effect of dilutive securities:
Employee stock options and restricted stock	439	716
Convertible notes	3,488	3,749

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	26,176	26,804

Basic net income per common share:
Net income	$0.60	$0.33

Diluted net income per common share:
Net income	$0.56	$0.32

     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $19 million as of March 31, 2003 and $19 million as of December 31, 2002. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $8 million as of March 31, 2003 and $1 million as of December 31, 2002. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to management activities.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	As of March 31,
	2003	2002

Assets, principally property and equipment	$1,478,772	$1,064,060
Liabilities, principally long-term debt	1,041,395	788,495
Equity	437,377	275,565
Revenues	91,249	51,061
Net loss	(9,111)	(6,496)

     Total management and contract services revenue from related unconsolidated entities was $60 million and $26 million for the three months ended March 31, 2003 and 2002, respectively.

6.     Information about Sunrise’s Segments

     With the completion of the Marriott Senior Living Services acquisition (see Note 10) and the continued transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. Management and contract services revenues from operations internationally were $1 million and $1 million for the three months ended March 31, 2003 and March 31, 2002, respectively. International expenses from operations were $2 million and $1 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

7.     Comprehensive Income

     Total comprehensive income was $13 million and $9 million for the three months ended March 31, 2003 and 2002, respectively. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps. In the first quarter of 2003, Sunrise paid $3 million to terminate its remaining four interest rate swap agreements. As of March 31, 2003, Sunrise had a negative $3 million balance in accumulated other comprehensive income related to the terminated swap agreements, which will be amortized as a yield adjustment to interest expense over the term of the terminated interest rate

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

swap agreements ranging from June 2003 to June 2004. In the first quarter of 2003, Sunrise recognized $1 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income.

8.     Property Sale / Long-Term Manage Back Program

     On March 28, 2003, Sunrise completed the sale/long-term manage back of its 100% interest in 10 assisted living properties to a not-for-profit family foundation for an aggregate sales price of $19 million. The properties had a book value of approximately $8 million. As part of the sale transaction, Sunrise provided $5 million of seller financing. Based on transaction costs of approximately $1 million, Sunrise expects to realize up to $10 million in gain. Of this total, $5 million was recognized in the first quarter of 2003 and $5 million will be recognized as the seller financing is repaid. Sunrise will continue to operate the properties under long-term management agreements.

9.     Assets Held for Sale

     Based on a high level of interest from institutional real estate buyers and Sunrise’s plans to accelerate further its transformation to a senior living management services company, Sunrise management is actively marketing 35 operating properties that it believes the sale is probable within the next 12 months. Sunrise intends to maintain long-term management of these properties.

     On May 7, 2003, Sunrise announced that it had signed an agreement to sell 28 of the 35 senior living properties to an investment entity advised by Macquarie Capital Partners, LLC, a global real estate investment banking company, for an aggregate purchase price of $345 million. The investor group will acquire a 90 percent interest in the venture and Sunrise will retain a 10 percent interest. The 28 properties have a book value of approximately $258 million. Based on the sale of the 90% interest, transaction costs and deferred financing costs, Sunrise expects to recognize income of approximately $55 million in gain over the five quarters following the sale, subject to meeting certain operating contingencies. Sunrise will maintain a long-term management contract for these properties. The sale is expected to close late in the second quarter of 2003 subject to customary closing conditions, closing of financing and receipt of required regulatory approvals. Many of these properties have non-recourse debt that will be repaid or assumed upon completion of the sale transaction and is expected to result in debt reduction for Sunrise of approximately $203 million. The operating results of these properties are included in Sunrise’s consolidated operating results.

10.     Acquisitions

     On March 28, 2003, Sunrise completed its acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $34 million of working capital liabilities and other obligations

SUNRISE ASSISTED LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities.

     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price has been allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current estimates of working capital and valuations of assets and liabilities. The working capital amounts are subject to certain contractual true-up provisions subsequent to closing. Additionally, certain valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates becomes available. The initial purchase price values assigned to the major assets and liabilities are as follows:

Management contracts and leases, net	$63 million
Land	$23 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$34 million
Costs in excess of assets acquired	$75 million
Transaction costs	$10 million

     The management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. The acquisition of MSLS was effectively the acquisition of a series of management contracts and it is currently Sunrise’s operating strategy to transform itself into a management services organization. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 3 for a description of those guarantees.

     Because Sunrise’s acquisition of the stock of MSLS occurred on March 28, 2003, Sunrise’s income statement for the first quarter of 2003 does not reflect any results of operations of MSLS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living’s operations, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2002 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Assisted Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of March 31, 2003, we operated 333 communities in the United States, seven communities in Canada and three communities in the United Kingdom, with a total resident capacity of more than 40,000, including 196 communities owned by us or in which we have an ownership interest and 147 communities managed for third parties. We have traditionally served as an operator of assisted living communities but have also offered independent living services and skilled nursing services at some communities. In addition to operating senior living communities, we also develop senior living communities for ourselves and for joint ventures in which we retain an ownership interest.

     Our long-range strategic objective is to transform our company into a senior living management services company. We believe this transformation will result in our revenue and earnings becoming increasingly based on long-term management contracts resulting in more stable and predictable revenue and earnings streams. Through the execution of our business plan, we have made significant progress toward this goal. We expect that our progress in this area will be accelerated primarily by (1) our recent acquisition and the subsequent integration of Marriott Senior Living Services (“MSLS”), see “Recent Developments” below, (2) the development of new communities primarily through joint ventures and (3) the continuation of our sale/long-term manage back program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include the development of properties, management of properties and the sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2002 Annual Report on Form 10-K, during the three months ended March 31, 2003, we did not enter into any new guarantees other than those associated with the acquisition of MSLS. Two subsidiaries of CNL Retirement Properties, Inc., which purchased two CCRC communities from a subsidiary of MSLS prior to the closing of our transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by MSLS with respect to such communities. CNL Retirement Properties, Inc. has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, we assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five communities and $2 million of guarantees under operating agreements with respect to two other communities.

Recent Developments

     On March 28, 2003, we completed our acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, MSLS, which owns and operates senior independent full-service and assisted living communities. With the closing of this acquisition, we assumed management of an additional 129 operating properties with a total resident capacity of approximately 23,300. These properties consist of 108 management contracts and 21 operating leases. Through our acquisition of all of MSLS’s outstanding stock, we also acquired 11 land parcels as well as certain other assets of MSLS. At closing, a majority of MSLS’s approximately 15,000 employees remained employed by MSLS, which has been renamed Sunrise Senior Living Services.

     We paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. We also assumed approximately $34 million of working capital liabilities and other obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are subject to adjustment when additional information concerning asset and liability valuations and working capital adjustments are finalized. The results of operation of MSLS will be included in Sunrise’s financial statements beginning in the second quarter of 2003.

     The MSLS’s portfolio currently includes 129 properties located in 29 states with a resident capacity of approximately 23,300. The majority of the properties are clustered in major metropolitan markets, which is consistent with Sunrise’s operating strategy. Approximately 50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

percent of the resident capacity of the portfolio is assisted living, 34 percent is independent living and 16 percent is skilled nursing.

     On March 28, 2003, we also completed the sale/long-term manage back of our 100% interest in 10 assisted living properties to a not-for-profit family foundation for an aggregate sales price of $19 million. The properties had a book value of approximately $8 million. As part of the sale transaction, we provided $5 million of seller financing. Based on transaction costs of approximately $1 million, we expect to realize up to $10 million in gains. Of this total, $5 million was recognized in the first quarter of 2003 and $5 million will be recognized as the seller financing is repaid. We will continue to operate the properties under long-term management agreements.

     On May 7, 2003, we announced that we had signed an agreement to sell 28 senior living properties to an investment entity advised by Macquarie Capital Partners, LLC, a global real estate investment banking company, for an aggregate purchase price of $345 million. The investor group will acquire a 90 percent interest in the venture and we will retain a 10 percent interest. The 28 properties have a book value of approximately $258 million. Based on the sale of the 90% interest, transaction costs and deferred financing costs, we expect to recognize income of approximately $55 million in gain over the five quarters following the sale, subject to meeting certain operating contingencies. We will maintain a long-term management contract for these properties. The sale is expected to close late in the second quarter of 2003 subject to customary closing conditions, closing of financing and receipt of required regulatory approvals. The operating results of these properties are included in our consolidated operating results.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management and contract services income for management and contract services provided to properties owned by unconsolidated joint ventures and other third parties, (2) resident fees for the delivery of senior living services and (3) income from property sales. Historically, most of our operating revenues have come from management and contract services and resident fees. Management contract services and resident fees comprised 86% and 89% of total operating revenues for the three months ended March 31, 2003 and March 31, 2002, respectively. The balance of our total operating revenues was derived from income from property sales.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Residents, their families or other responsible parties typically pay resident fees monthly. For the three months ended March 31, 2003 and March 31, 2002, approximately 99% of our resident fee revenue was derived from private pay sources. Resident fees include revenue derived from basic care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program. With the closing of the MSLS acquisition, we expect that approximately six percent of our resident fee revenue will be derived from Medicare / Medicaid for the second quarter of 2003.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

     We classify our operating expenses into the following categories: (1) management and contract services, which includes operating expenses reimbursable to us; (2) facility operating, which includes labor, food, marketing and other direct facility expenses; (3) development and pre-opening, which includes non-capitalized development expenses and pre-opening labor and marketing expenses; (4) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represents rental expenses for properties not owned by us.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     We continue to experience growth in operations. Over the 12 months ended March 31, 2003, we continued to capitalize on our brand awareness by accepting additional third-party management and development contracts. During this period, we began operating 38 additional properties in which we have an ownership interest and managing 115 additional properties for independent third parties, partially offset by one third party management contract termination. These additions include our MSLS acquisition on March 28, 2003.

     Our senior living services operations include full-service senior living management services, pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, development and construction of senior living properties, project and permanent financing for senior living properties and our sale/long-term manage back of senior living properties. We operate within one defined business segment providing senior living services.

     Operating Revenue

     Management and contract services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners. Management and contract services revenues increased 106% to $66 million for the three months ended March 31, 2003 from $32 million for the three months ended March 31, 2002. This increase was primarily due to the growth in the number of properties operated or managed by Sunrise or in the pre-opening phase. The total number of properties operated or managed increased 80% to 343 properties at March 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003, up from 191 properties at March 31, 2002. Excluding the 129 properties acquired on March 28, 2003 from MSLS, the portfolio increased 12%. This growth resulted primarily through the opening of 15 additional consolidated properties, the addition of four unconsolidated joint venture properties and the addition of five third-party owned managed properties, partially offset by one third party management contract termination. In addition, there was a 32% increase in the number of properties in unconsolidated joint ventures (102 versus 77), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees decreased $16 million, or 23%, to $51 million for the three months ended March 31, 2003 from $67 million for the three months ended March 31, 2002. This decrease was due primarily to a $25 million decrease as a result of the sale of 28 properties in 2002. Offsetting this decrease, in part, was an increase of $2 million in resident fees from the consolidated stabilized properties and $7 million in resident fees from the consolidated lease-up properties.

     Average resident occupancy for the 145 stabilized properties that we operated in both the three months ended March 31, 2003 and 2002 and in which we have an ownership interest was 90.52% compared to 88.83%, respectively. We attribute the increase in stabilized occupancy to improved performance of our current stabilized portfolio. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized property. We define stabilized properties as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for the 145 stabilized properties that we operated in both the three months ended March 31, 2003 and 2002 and in which we have an ownership interest was $123 compared to $119, respectively. The 3% increase is due to a general increase in the basic care rate.

     Income from property sales will fluctuate depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. During the first quarter of 2003, we recognized $15 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the first quarter of 2003. Also, as previously described, we recognized $5 million of gains from our sale/long-term manage back transaction in the first quarter of 2003.

     Operating Expenses

     Management and contract services expenses increased $30 million, or 125%, to $54 million for the three months ended March 31, 2003 from the $24 million for the three months ended March 31, 2002. This increase is consistent with the increase in management and contract services revenues and is dictated by the number of properties accounted for under contract accounting, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

requires us to reflect the operating expenses of those managed facilities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management and contract services revenue line item.

     Facility operating expenses for the three months ended March 31, 2003 decreased $7 million, or 16%, to $37 million from $44 million for the three months ended March 31, 2002. This decrease was due primarily to a $14 million decrease as a result of the sale of 28 properties in 2002. Offsetting this decrease, in part, was an increase of $2 million in facility operating expenses from the consolidated stabilized properties and $5 million in facility operating expenses from the consolidated lease-up properties.

     Development and pre-opening expense represents non-capitalizable costs associated with the development and construction of properties and costs incurred to initially lease the property. These costs will vary depending on the number of properties in development and the stage that each property is within development. Additionally, the number of properties in the initial stages of lease-up will impact these costs.

     General and administrative expenses increased 50% to $12 million for the three months ended March 31, 2003 compared to $8 million for the three months ended March 31, 2002. The $4 million increase in general and administrative expenses is primarily due to the substantial growth in the number of properties operated and transition expense related to the acquisition of MSLS.

     Depreciation and amortization expense for the three months ended March 31, 2003 decreased 57% to $3 million from $7 million for the three months ended March 31, 2002. This decrease reflects the timing of sales of properties, the opening of new properties and the cessation of depreciation and amortization on properties held for sale (see Note 9).

     Interest

     Net interest expense decreased for the three months ended March 31, 2003 to $4 million from $10 million for the three months ended March 31, 2002. In accordance with FASB 145 (see Note 2) the extraordinary loss recognized in the three months ended March 31, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of our 5 1/2% convertible notes was reclassified to interest expense. Excluding this reclassification, the $2 million decline was primarily due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on our variable rate debt. Debt decreased from $521 million to $475 million, or 9%. The weighted-average interest rate on our variable rate debt at March 31, 2003 was 3.56% compared to 4.41% at March 31, 2002.

     Provision for Income Taxes

     The provision for income taxes for us was $8 million for the three months ended March 31, 2003 compared to $5 million for the three months ended March 31, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

tax rate of 36% for the three months ended March 31, 2003 compared to 38% for the three months ended March 31, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rate.

Liquidity and Capital Resources

     At March 31, 2003, we had approximately $72 million in unrestricted cash and cash equivalents, $291 million available under credit facilities and ($46) million in working capital deficit.

     Working capital decreased $186 million from $140 million at December 31, 2002 primarily due to a net decrease in working capital resulting from the acquisition of MSLS and an increase in current maturities of long-term debt. Additionally, we repurchased approximately $5 million of our common stock during the first quarter of 2003.

     Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was approximately $9 million and $11 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2003 reflects the corresponding decrease in the number of consolidated properties operated by us from 91 properties at March 31, 2002 to 73 properties at March 31, 2003, excluding the 21 operating leases acquired through the MSLS acquisition.

     Net cash used in investing activities was $99 million for the three months ended March 31, 2003 and net cash provided by investing activities was $110 million for the three months ended March 31, 2002. We used $92 million for the acquisition of MSLS in the first quarter of 2003. The cash proceeds from the sale of 10 assisted living properties were used to repay debt for the three months ended March 31, 2003 compared to $44 million from the sale of 12 senior living properties for the three months ended March 31, 2002. Investing activities included investment in property and equipment related to the construction of senior living properties that exceeded property sales by $5 million for the three months ended March 31, 2003. Investments in property and equipment were exceeded by property sales in the amount of $66 million for the three months ended March 31, 2002.

     Net cash used in financing activities was $12 million and $112 million for three months ended March 31, 2003 and 2002, respectively. Financing activities for the three months ended March 31, 2003 and 2002 included additional borrowings of $127 million and $222 million, respectively, offset by debt repayments of $135 million and $332 million, respectively. The additional borrowings under our credit facility during the first three months of 2003 and 2002 were used to fund our continued development of senior living properties. Additionally, during the three months ended March 31, 2003, we repurchased approximately $5 million of our common stock.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of March 31, 2003, we had $475 million of outstanding debt at a weighted average interest rate of 4.77%. Of the amount of outstanding debt, we had $250

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million of fixed-rate debt at a weighted average interest rate of 5.86% and $225 million of variable rate debt at a weighted average interest rate of 3.56%.

     As of March 31, 2003, we had $57 million of debt that is due within the next twelve months. $33 million of this debt is mortgage financing secured by four properties that we expect to refinance, extend or pay off during the next twelve months.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements range from June 2003 to June 2004. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. In the first quarter of 2003, we paid $3 million to terminate our remaining four interest rate swap agreements. As of March 31, 2003, we have a negative $3 million balance in accumulated other comprehensive loss related to the terminated swap agreements, which will be amortized as a yield adjustment to interest expense over the remaining original term of terminated interest rate swap agreements. In the first quarter of 2003, we recognized $1 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income.

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

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At March 31, 2003, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

     We currently estimate that the existing credit facilities, together with existing working capital, cash flows from operations, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund property’s short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $24 million to complete the properties we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $114 million. We estimate that it will cost approximately $407 million to develop these properties and anticipate that many of these properties will be developed in joint ventures. We expect that the cash flow from operations, together with borrowings under existing credit facilities and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

     Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.57 per share through open-market purchases. During the first quarter of 2003, we purchased another 219,200 shares at an average price of $23.22 bringing the total shares purchased through March 31, 2003 to 800,600 shares at an average price of $24.93.

     On May 7, 2003, we announced that our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009. We have completed $20 million of our previous repurchase program, leaving an additional $130 million of availability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2003.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At March 31, 2003, we had minority equity ownership interest in 121 senior living properties, 19 of which are under development. We have 29 properties in which we own less than 10%, 60 properties in which we own between 10% and 20%, 26 properties in which we own between 20% and 30% and six properties in which we own between 30% and 50%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. One of the notes has an adjustable rate.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $225 million at March 31, 2003 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2003.

							Estimated
	Maturity Date						Fair Market
	2004	2005	2006	2007	2008	Thereafter	Value

	(dollars in thousands)
Assets
Notes receivable
Fixed rate	$2,318	$18,229	$137	$15,214	$23,001	$28,640	$87,539
Average interest rate	11.0%	10.0%	10.0%	10.0%	15.0%	10.7%	—
Variable rate	$4,011	$2,717	—	—	—	$146	$6,874
Average interest rate	4.1%	6.0%	—	—	—	5.3%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—

Liabilities
Debt
Fixed rate (1)	$4,051	$79,870	$2,930	$3,010	$10,062	$24,473	$127,554
Average interest rate	3.3%	7.9%	1.0%	1.0%	6.6%	3.5%	—
Variable rate	$53,406	$122,630	$592	$28,472	$16,115	$4,000	$225,215
Average interest rate	4.1%	3.4%	3.7%	3.0%	4.2%	2.5%	—
Convertible notes	—	—	—	—	—	$125,000	$122,813
Average interest rate	—	—	—	—	—	5.3%	—

(1)  Includes the life care endowment obligations assumed through the acquisition of MSLS.

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

(b)  Reports on Form 8-K

     On January 3, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report the completion of a sale of 11 senior living properties to Sunrise Second Assisted Living Holdings, LLC on December 20, 2002.

     On January 6, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report the execution of a stock purchase agreement on December 30, 2002 with Marriott International, Inc., Marriott Senior Holding Co. and Marriott Magenta Holding Company whereby Sunrise agreed to acquire 100% of the outstanding stock of Marriott Senior Living Services, Inc.

     On February 3, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to revise Exhibit 99.1 to be included in its slideshow presentation.

     On March 26, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to revise Exhibit 99.1 to be included in its slideshow presentation.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE ASSISTED LIVING, INC. (Registrant)

Date: May 15, 2003	/s/ Larry E. Hulse Larry E. Hulse Chief Financial Officer

Date: May 15, 2003	/s/ Carl G. Adams Carl G. Adams Chief Accounting Officer

CERTIFICATIONS

I, Paul J. Klaassen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Paul J. Klaassen Paul J. Klaassen Chief Executive Officer

I, Larry E. Hulse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Assisted Living, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Larry E. Hulse Larry E. Hulse Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page

2.1	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc. (incorporated by reference to Exhibit 2.2 to Sunrise’s Form 8-K filed on April 9, 2003)

10.1	Financing Agreement dated as of March 24, 2003 by and between Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender

10.2	Guaranty of Payment dated as of March 24, 2003 by Sunrise Development, Inc., Sunrise Assisted Living Investments, Inc. and Sunrise Assisted Living Management, Inc. in favor of Bank of America, N.A.

10.3	Revolving Credit Note dated as of March 24, 2003 by Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender in the principal amount of $50 million

10.4	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC

10.5	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP