Form 10-Q
period 2003-06-30
SUNRISE SENIOR LIVING INC
filed 2003-08-13
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) [X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________to________

Commission file number: 1-16499

SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	54-1746596 (I.R.S.Employer Identification No.)

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

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

As of July 31, 2003, there were 21,198,969 shares of the Registrant’s Common Stock outstanding.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

June 30, 2003

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,605	$173,119
Accounts receivable, net	47,075	21,648
Notes receivable — affiliates	25,287	10,180
Deferred income taxes	4,441	15,873
Prepaid expenses and other current assets	25,688	33,566

Total current assets	206,096	254,386
Property and equipment, net	386,492	299,683
Properties held for sale	217,209	337,233
Notes receivable — affiliates	110,069	77,112
Management contracts and leaseholds, net	84,350	12,140
Costs in excess of assets acquired, net	108,314	32,749
Investments in unconsolidated senior living properties	67,033	64,375
Investments	5,610	5,610
Other assets	46,311	32,863

Total assets	$1,231,484	$1,116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,860	$5,082
Accrued expenses and other current liabilities	113,004	42,934
Deferred revenue	34,862	37,316
Current maturities of long-term debt	212,913	29,415

Total current liabilities	363,639	114,747
Long-term debt, less current maturities	263,278	427,554
Investments in unconsolidated senior living properties	2,878	2,901
Deferred income taxes	99,218	96,112
Other long-term liabilities	16,215	7,158

Total liabilities	745,228	648,472
Minority interests	1,890	1,861
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,933,244 and 22,343,815 shares issued and outstanding in 2002 and 2001, respectively	219	223
Additional paid-in capital	302,810	312,952
Retained earnings	188,551	158,931
Deferred compensation — restricted stock	(7,390)	(3,333)
Accumulated other comprehensive income (loss)	176	(2,955)

Total stockholders’ equity	484,366	465,818

Total liabilities and stockholders’ equity	$1,231,484	$1,116,151

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenue:
Management and contract services	$205,751	$45,244	$271,381	$77,313
Resident fees	105,604	59,591	156,936	126,387
Income from property sales	23,156	15,053	42,908	27,305

Total operating revenue	334,511	119,888	471,225	231,005

Operating expenses:
Management and contract services	183,907	35,645	237,930	60,105
Facility operating	77,538	40,731	114,743	85,163
Development and pre-opening	3,796	2,275	7,143	4,843
General and administrative	21,129	8,992	32,969	17,135
Depreciation and amortization	3,764	6,776	6,668	13,568
Facility lease	13,270	2,052	15,327	4,219

Total operating expenses	303,404	96,471	414,780	185,033

Income from operations	31,107	23,417	56,445	45,972
Interest income (expense):
Interest income	2,547	2,991	4,829	5,869
Interest expense	(8,078)	(7,973)	(14,612)	(21,202)

Total interest expense	(5,531)	(4,982)	(9,783)	(15,333)
Equity in earnings of unconsolidated senior living properties	37	98	205	47
Minority interests	(292)	(45)	(584)	(146)

Income before income taxes	25,321	18,488	46,283	30,540
Provision for income taxes	(9,116)	(7,025)	(16,662)	(11,605)

Net income	$16,205	$11,463	$29,621	$18,935

Net income per common share data:
Basic
Basic net income per common share	$0.74	$0.51	$1.34	$0.84

Basic weighted-average shares outstanding	21,900	22,525	22,070	22,433

Diluted
Diluted net income	$17,360	$12,582	$31,918	$21,283
Diluted net income per common share	$0.67	$0.47	$1.23	$0.79

Diluted weighted-average shares outstanding	25,910	26,773	26,038	26,777

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,

	2003	2002

Operating activities
Net income	$29,621	$18,935
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(26,134)	(3,625)
Equity in (earnings) losses of unconsolidated senior living properties	(205)	(47)
Minority interests	584	146
Provision for bad debts	116	389
Provision for deferred income taxes	16,662	11,605
Depreciation and amortization	6,668	13,568
Amortization of financing costs on long-term debt	4,399	2,129
Amortization of deferred compensation	565	—
Loss on early debt retirement	—	2,490
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(13,200)	(3,435)
Prepaid expenses and other current assets	(1,000)	(2,924)
Other assets	(7,492)	1,166
Increase (decrease):
Accounts payable and accrued expenses	(6,196)	(9,081)
Deferred revenue	(3,134)	344
Other liabilities	2,492	2,946

Net cash provided by operating activities	3,746	34,606

Investing activities
Proceeds from sale of properties	37,070	53,681
Decrease in property and equipment, net	43,564	41,447
Increase in investments and notes receivable	(29,631)	(28,246)
Proceeds from investments and notes receivable	38,410	22,447
(Increase) decrease in restricted cash and cash equivalents	(2,953)	4,985
Acquisitions	(94,229)	—
Contributions to investments in unconsolidated senior living properties	(10,662)	(6,913)

Net cash (used in) provided by investing activities	(18,431)	87,401

Financing activities
Net proceeds from exercised options	3,278	9,456
Additional borrowings under long-term debt	225,159	270,755
Repayment of long-term debt	(261,691)	(392,984)
Net investment in minority interest	(556)	—
Financing costs paid	(2,073)	(6,352)
Repurchase of stock	(18,946)	—

Net cash used in financing activities	(54,829)	(119,125)

Net (decrease) increase in cash and cash equivalents	(69,514)	2,882
Cash and cash equivalents at beginning of period	173,119	50,275

Cash and cash equivalents at end of period	$103,605	$53,157

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2003 and 2002 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in Sunrise’s 2002 Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

     Net cash provided by operating activities and net cash used in investing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 were reclassified from the amounts previously reported. In arriving at net cash provided by operating activities, net income is adjusted by non-cash items. In the previously reported cash flows from operating activities, the Company adjusted net cash from operating activities by the deferred income recognized during that period from property sales that occurred during that period and prior periods. However, cash flows from operating activities should have been adjusted for deferred income recognized from property sales that occurred only during prior periods because deferred income recognized in the current period from properties sales that occurred in the current period is an operating cash item. In addition, overstating the deferred income recognized during that period from property sales in adjusting net cash from operating activities had the corresponding effect of understating the increase in property and equipment in adjusting net cash from investing activities because cash that should have been attributed to gain from property sales was instead attributed to the sale of property and equipment. Consequently, the Company’s prior period presentation had the effect of understating the Company’s net cash provided by operating activities for the six months ended June 30, 2002 and correspondingly understating the Company’s net cash used in investing activities for the six months ended June 30, 2002 (but did not affect the net increase in cash flows for this period, the Company’s Consolidated Balance Sheets or the Company’s Consolidated Statements of Income). The six months ended June 30, 2002 presentation has been reclassified to conform to the

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2003 presentation. A reconciliation of the previously reported amounts to the reclassified amounts for the six months ended June 30, 2002 is presented below (in thousands).

	Previously
	Reported	Reclassified	Currently Reported

Six Months Ended June 30, 2002:
Operating activities
Deferred income from property sales	($14,271)	$10,646	($3,625)
Investing activities
Decrease (increase) in property and equipment, net	52,093	(10,646)	41,447
Net Cash Flow Impact		$0

2. Significant Accounting Policies

Stock-Based Compensation

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS 148, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$16,205	$11,463	$29,621	$18,935
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($3,879)	($3,519)	($7,019)	($7,038)
Pro forma	$12,326	$7,944	$22,602	$11,897
Basic net income per share:
As reported	$0.74	$0.51	$1.34	$0.84
Pro forma	$0.56	$0.35	$1.02	$0.53
Diluted net income per share:
As reported	$0.67	$0.47	$1.23	$0.79
Pro forma	$0.52	$0.34	$0.96	$0.53

Impact of Recently Issued Accounting Standards

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary loss recognized in the six months ended June 30, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of the convertible notes has been reclassified to interest expense.

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

     Based on Sunrise’s review of FIN 46, Sunrise has preliminarily determined that there are two joint ventures in which Sunrise has an interest that would be variable interest entities under FIN 46. One of the variable interest entities is a development joint venture, which was established in 1999 and contains five operating senior living communities. Sunrise is considered the primary beneficiary for this joint venture. Upon consolidation beginning July 1, 2003, Sunrise will

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

consolidate approximately $60 million in assets and $47 million in liabilities. There will be no ongoing impact to Sunrise’s consolidated statement of income from the consolidation of this joint venture as the income or loss attributed to the other partner in this joint venture will be reflected in the minority interest line item of the income statement. The other variable interest entity is an operating joint venture in which Sunrise is not considered the primary beneficiary and therefore will continue to account for this investment under the equity method of accounting. Sunrise’s remaining joint venture interests are not variable interest entities under FIN 46 as, among other factors, there is adequate equity in the joint ventures to support expected operations, there is sufficient third-party capital and no guarantees of returns or capital, and Sunrise would not be deemed the primary beneficiary in these ventures.

     Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of June 30, 2003, this total investment was $204 million, not including any guarantees provided to these joint ventures as described in Note 3. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

3. Commitments

     Sunrise has entered into contracts to purchase properties for development of additional senior living properties through joint venture arrangements or on a consolidated basis. Total contracted purchase price of these sites amounts to $86 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in its 2002 Annual Report on Form 10-K, during the six months ended June 30, 2003, Sunrise’s guarantee of $3 million of debt for an international joint venture was terminated and Sunrise acquired certain guarantees associated with the acquisition of Marriott Senior Living Services (see Note 11). Two subsidiaries of CNL Retirement Properties, Inc., which purchased two continuing care retirement communities (CCRC) from a subsidiary of Marriott Senior Living Services prior to the closing of Sunrise’s transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by Marriott Senior Living Services with respect to such properties.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CNL Retirement Properties, Inc. has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, Sunrise assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five properties and $2 million of guarantees under operating agreements with respect to two other properties.

4. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for basic net income per share:
Net income	$16,205	$11,463	$29,621	$18,935

Numerator for diluted net income per share:
Net income	$16,205	$11,463	$29,621	$18,935
Assumed conversion of convertible notes, net of tax	1,155	1,119	2,297	2,348

Diluted net income	$17,360	$12,582	$31,918	$21,283

Denominator:
Denominator for basic net income per common share-weighted average shares	21,900	22,525	22,070	22,433
Effect of dilutive securities:
Employee stock options and restricted stock	522	760	480	726
Convertible notes	3,488	3,488	3,488	3,618

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	25,910	26,773	26,038	26,777

Basic net income per common share:
Net income	$0.74	$0.51	$1.34	$0.84

Diluted net income per common share:
Net income	$0.67	$0.47	$1.23	$0.79

     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $12 million as of June 30, 2003 and $19 million as of December 31, 2002. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $4 million as of June 30, 2003 and $1 million as of December 31, 2002. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to management activities.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	As of June 30,	As of December 31,
	2003	2002

Assets, principally property and equipment	$1,716,844	$1,438,034
Liabilities, principally long-term debt	1,152,208	1,003,627
Equity	564,636	434,407

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$103,744	$67,111	$194,993	$118,172
Net income (loss)	5,863	(925)	1,376	(2,385)

     The prior year net loss amounts have been adjusted to conform to the current year presentation for the exclusion of net loss of certain entities for which Sunrise provides accounting support but does not have an ownership interest. No other disclosure balances were affected by this adjustment. The previously reported net loss for the three and six-month periods ended June 30, 2002 were ($6,216) and ($12,712), respectively.

     Total management and contract services revenue from related unconsolidated entities was $61 million and $39 million for the three months ended June 30, 2003 and 2002, respectively, and $122 million and $66 million for the six months ended June 30, 2003 and 2002, respectively.

6. Information about Sunrise’s Segments

     With the completion of the Marriott Senior Living Services acquisition (see Note 11) and the continued transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. Management and

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

contract services revenues from operations internationally were $1 million and $1 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $1 million and $2 million for the six months ended June 30, 2003 and June 30, 2002, respectively. International expenses from operations were $2 million and $1 million for the three months ended June 30, 2003 and 2002, respectively, and $3 million and $1 million for the six months ended June 30, 2003 and 2002, respectively.

7. Comprehensive Income

     Total comprehensive income was $20 million and $11 million for the three months ended June 30, 2003 and 2002, respectively, and $33 million and $20 million for the six months ended June 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps. In the first quarter of 2003, Sunrise paid $3 million to terminate its remaining four interest rate swap agreements. As of June 30, 2003, Sunrise had a negative $1 million balance in accumulated other comprehensive income related to the terminated swap agreements, which will be amortized as a yield adjustment to interest expense over the remaining term of the terminated interest rate swap agreements through June 2004. Sunrise recognized $1 million and $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income in the three- and six-month periods ended June 30, 2003, respectively. Also, Sunrise wrote off $1 million of the swap balance in accumulated other comprehensive income as debt associated with the swap was repaid or assumed as part of the property sale transactions closed in the second quarter of 2003.

8. Property Sale / Long-Term Manage Back Program

     On June 30, 2003, Sunrise completed the sale of 12 consolidated senior living communities and 11 Sunrise joint venture senior living communities. The communities were sold in two separate transactions to two ventures formed by Macquarie Capital Partners, LLC, on behalf of Crescent Capital Investments, and Sunrise. Crescent Capital Investments has a 90 percent ownership interest in the ventures and Sunrise has a 10 percent ownership interest in the ventures. The aggregate purchase price for the 12 consolidated senior living communities was $167 million and $144 million for the 11 Sunrise joint venture senior living communities. Sunrise will continue to operate all 23 communities under long-term management contracts.

     Based on the sale of a 90 percent interest in the 12 consolidated senior living communities, transaction costs and deferred financing costs, Sunrise expects to recognize total income of approximately $30 million, which will be recognized over five quarters beginning in the second quarter of 2003, subject to meeting certain operating and financing contingencies. The sale of the 11 Sunrise joint venture communities from the original joint venture investor to the new joint venture investor did not result in any income statement impact to Sunrise, however, it did provide for the repayment to Sunrise of all outstanding notes receivable and advances from the existing joint ventures, which approximated $46 million. At closing, Sunrise provided approximately $79 million

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of senior bridge-financing which it expects to be repaid during the third quarter of 2003 from the proceeds of first mortgage financing.

9. Properties Held for Sale

     Based on a high level of interest from institutional real estate buyers and Sunrise’s plans to continue its transformation to a senior living management services company, Sunrise management is actively marketing 23 operating properties that it believes the sale is probable within the next 6 months. Sunrise intends to maintain long-term management of these communities.

     On June 30, 2003, Sunrise announced that it expected five of these properties to close in the third quarter of 2003 with the Macquarie-advised investors. The remaining 18 properties are expected to close with another buyer in the fourth quarter of 2003.

10. Acquisitions

     On March 28, 2003, Sunrise completed its acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $33 million of working capital liabilities and other obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities.

     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price has been allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current estimates of working capital and valuations of assets and liabilities. The working capital amounts are subject to certain contractual true-up provisions subsequent to closing. Additionally, certain valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates becomes available. Land, net working capital deficit, costs in excess of assets acquired and transaction costs were all adjusted by approximately $1 million each during the second quarter of 2003 as additional information was obtained or true-ups of working capital balances were complete. The purchase price values assigned to the major assets and liabilities are as follows:

Management contracts and leases, net	$63 million
Land	$22 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$33 million
Costs in excess of assets acquired	$76 million
Transaction costs	$11 million

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The portion of the purchase price allocated to management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 3 for a description of those guarantees. The three months ended June 30, 2003 includes $4 million in transition expenses related to this acquisition.

     The following unaudited pro forma information presents the results of operations of Sunrise for the six months ended June 30, 2003 and 2002, respectively, as if the acquisition of MSLS had taken place as of January 1, 2002.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Revenue	$663,215	$614,984
Net income	$29,081	$17,881
Basic earnings per share	$1.32	$0.80
Diluted earnings per share	$1.21	$0.76

     On June 30, 2003, Sunrise acquired the remaining majority interest, ranging from 50 to 81 percent, in seven senior living properties in which it previously maintained a minority ownership interest. The majority interest holder was Catholic Health Initiatives, ET AL. (“CHI”), a not-for-profit entity. In order to acquire the remaining ownership interest, Sunrise assumed approximately $21 million in debt and paid approximately $2 million in cash. These properties were previously accounted for using the equity method of accounting. The acquisition was accounted for using the purchase method of accounting. Sunrise allocated its current investment carrying value and purchase price to the assets acquired and liabilities assumed. The initial purchase price values assigned to the major assets and liabilities are $35 million for property, $5 million for land, $3 million for furniture, fixtures and equipment, $21 million for debt and $1 million for resident agreements. Certain valuations are subject to adjustment, as additional information on estimates becomes available. Because this acquisition occurred on June 30, 2003, Sunrise’s income statement for the three- and six-month periods ended June 30, 2003 only reflects Sunrise’s minority ownership position in the properties. In subsequent periods, the results of these properties will be reflected in Sunrise’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to execute on our sale/manage back program, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living’s operations, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2002 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of June 30, 2003, we operated 336 communities in the United States, seven communities in Canada and three communities in the United Kingdom, with a total resident capacity of more than 40,000, including 199 communities owned by us or in which we have an ownership interest and 147 communities managed for third parties. We have traditionally served as an operator of assisted living communities but have also offered independent living services and skilled nursing services at some communities. In addition to operating senior living communities, we also develop senior living properties for ourselves and for joint ventures in which we retain an ownership interest.

     Our long-range strategic objective is to transform our company into a senior living management services company. We believe this transformation will result in our revenue and earnings becoming increasingly based on long-term management contracts resulting in more stable and predictable revenue and earnings streams. Through the execution of our business plan, we have made significant progress toward this goal. We expect that our progress in this area will be accelerated primarily by (1) our recent acquisition and the subsequent integration of Marriott Senior Living Services, Inc. (“MSLS”), (2) the development of new properties primarily through joint ventures and (3) the continuation of our sale/long-term manage back program.

     Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include the development of properties, management of communities and the sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in our 2002 Annual Report on Form 10-K, during the six months ended June 30, 2003, our guarantee of $3 million of debt for an international joint venture was terminated and Sunrise acquired certain guarantees associated with the acquisition of MSLS. Two subsidiaries of CNL Retirement Properties, Inc., which purchased two CCRC properties from a subsidiary of MSLS prior to the closing of our transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by MSLS with respect to such properties. CNL Retirement Properties, Inc. has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, we assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five properties and $2 million of guarantees under operating agreements with respect to two other properties.

Recent Developments

     On June 30, 2003, we completed the sale of 12 consolidated senior living communities and 11 of our joint venture senior living communities. The communities were sold in two separate transactions to two ventures formed by Macquarie Capital Partners, LLC, on behalf of Crescent Capital Investments, and us. Crescent Capital Investments has a 90 percent ownership interest in the ventures and we have a 10 percent ownership interest in the ventures. The aggregate purchase price for the 12 consolidated senior living communities was $167 million and $144 million for our 11 joint venture senior living communities. We will continue to operate all 23 communities under long-term management contracts.

     Based on the sale of a 90 percent interest in the 12 consolidated senior living communities, transaction costs and deferred financing costs, we expect to recognize total income of approximately $30 million, which will be recognized over five quarters beginning in the second quarter of 2003, subject to meeting certain operating and financing contingencies. The sale of our 11 joint venture communities from the original joint venture investor to the new joint venture investor did not result in any income statement impact to us, however, it did provide for the repayment to us of all outstanding notes receivable from the existing joint ventures, which approximated $46 million. At closing, we provided approximately $79 million of senior bridge-financing which we expect to be repaid during the third quarter of 2003 from the proceeds of first mortgage financing.

     On June 30, 2003, we acquired the remaining majority interest in seven senior living properties in which we previously maintained a minority ownership interest. The majority interest holder was Catholic Health Initiatives, ET AL. (“CHI”), a not-for-profit entity. In order to acquire the remaining ownership interest, we assumed approximately $21 million in debt and paid approximately $2 million in cash. Because this acquisition occurred on June 30, 2003, our income statement for the three- and six-month periods ended June 30, 2003 only reflects our minority ownership position in the properties. In subsequent periods, the results of these properties will be reflected in Sunrise’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management and contract services income for management and contract services provided to communities owned by unconsolidated joint ventures and other third parties, (2) resident fees for the delivery of senior living services and (3) income from property sales. Historically, most of our operating revenues have come from management and contract services and resident fees. Management contract services and resident fees comprised 93% and 87% of total operating revenues for the three months ended June 30, 2003 and 2002, respectively, and 91% and 88% of total operating revenues for the six months ended June 30, 2003 and 2002, respectively. The balance of our total operating revenues was derived from income from property sales.

     Management and contract services income represents fees from long-term contracts for properties owned by unconsolidated joint ventures and other third party owners. Reimbursable expenses paid by us for the unconsolidated joint ventures are also reflected as revenues in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the “Management and contract services expense” line item. Management and contract services income includes management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue for communities in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services.

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. For the three months ended June 30, 2003 and 2002, approximately 93% and 99%, respectively, of our resident fee revenue was derived from private pay sources. As a result of the MSLS acquisition, approximately six percent of our resident fee revenue for the three months ended June 30, 2003 was derived from Medicare / Medicaid. Resident fees from residents in our assisted living communities include revenue derived from basic care, skilled nursing care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the community.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     We continue to experience growth in operations. Over the 12 months ended June 30, 2003, we continued to capitalize on our brand awareness by accepting additional third-party management and development contracts. During this period, we began operating 32 additional properties in which we have an ownership interest and managing 109 additional properties for independent third parties. These additions include our MSLS acquisition on March 28, 2003.

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

     Operating Revenue

     Management and contract services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners. Management and contract services revenues increased by $161 million to $206 million for the three months ended June 30, 2003 from $45 million for the three months ended June 30, 2002. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise or in the pre-opening phase. The total number of communities operated or managed increased 69% to 346 communities at June 30, 2003, up from 205 communities at June 30, 2002. Excluding the 129 properties acquired on March 28, 2003 from MSLS, the portfolio increased 6%. This growth resulted primarily through the opening of four consolidated properties, five unconsolidated joint venture properties, one managed property and the addition of two unconsolidated joint venture properties. In addition, there was a 31% increase in the number of communities in unconsolidated joint ventures (110 versus 84), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $46 million, or 77%, to $106 million for the three months ended June 30, 2003 from $60 million for the three months ended June 30, 2002. This increase includes $54 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $7 million in resident fees from other consolidated communities. Offsetting this increase, in part, was a decrease of $15 million as a result of the sale of 16 properties in the last three quarters of 2002.

     Average resident occupancy for the 139 stabilized communities that we operated in both the three months ended June 30, 2003 and 2002 and in which we have an ownership interest was 89.59% compared to 88.93%, respectively. We attribute the slight increase in stabilized occupancy to improved performance of our current stabilized portfolio. Due in part to the larger size of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically taking 12 to 15 months. Although the lease-up period is taking longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for the 139 stabilized communities that we operated in both the three months ended June 30, 2003 and 2002 and in which we have an ownership interest was $126 compared to $120, respectively. The 5% increase is primarily due to a general increase in the basic care rate.

     Income from property sales will fluctuate depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. During the second quarter of 2003, we recognized $12 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the second quarter of 2003. Also, as previously described, we recognized $11 million of gains from our sale/long-term manage back transactions completed in the second quarter of 2003.

     Operating Expenses

     Management and contract services expenses increased $148 million, to $184 million for the three months ended June 30, 2003 from the $36 million for the three months ended June 31, 2002. This increase is consistent with the increase in management and contract services revenues and is dictated by the number of communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management and contract services revenue line item.

     Facility operating expenses for the three months ended June 30, 2003 increased $37 million, or 90%, to $78 million from $41 million for the three months ended June 30, 2002. This increase includes $40 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $6 million in facility operating expenses from other consolidated communities. Offsetting this increase, in part, was a decrease of $9 million as a result of the sale of 16 properties in the last three quarters of 2002.

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

     Facility lease expenses for the three months ended June 30, 2003 increased $11 million to $13 million from $2 million for the three months ended June 30, 2002. This increase was due to the acquisition of MSLS communities with operating leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     General and administrative expenses increased by $12 million, or 135%, to $21 million for the three months ended June 30, 2003 compared to $9 million for the three months ended June 30, 2002. The increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated. The three months ended June 30, 2003 includes $4 million in transition expenses related to the acquisition of MSLS.

     Depreciation and amortization expense for the three months ended June 30, 2003 decreased by $3 million, or 44%, to $4 million from $7 million for the three months ended June 30, 2002. This decrease reflects the timing of sales of properties, the opening of new properties and the cessation of depreciation and amortization on properties held for sale (see Note 9).

     Interest

     Net interest expense for the three months ended June 30, 2003 increased to $6 million from $5 million for the three months ended June 30, 2002. Interest income decreased $500,000 due to declining interest rates while interest expense was impacted by the expensing of approximately $1 million of interest rate swap costs.

     Provision for Income Taxes

     The provision for income taxes for us was $9 million for the three months ended June 30, 2003 compared to $7 million for the three months ended June 30, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 36% for the three months ended June 30, 2003 compared to 38% for the three months ended June 30, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rate.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Operating Revenue

     Management and contract services revenues increased by $194 million to $271 million for the six months ended June 30, 2003 from $77 million for the six months ended June 30, 2002. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise or in the pre-opening phase. The total number of communities operated or managed increased 69% to 346 communities at June 30, 2003, up from 205 communities at June 30, 2002. Excluding the 129 properties acquired on March 28, 2003 from MSLS, the portfolio increased 6%. This growth resulted primarily through the opening of four consolidated properties, five unconsolidated joint venture properties, one managed property and the addition of two unconsolidated joint venture properties. In addition, there was a 31% increase in the number of communities in unconsolidated joint ventures (110 versus 84), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $31 million, or 24%, to $157 million for the six months ended June 30, 2003 from $126 million for the six months ended June 30, 2002. This increase includes $54 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $19 million in resident fees from other consolidated communities. Offsetting this increase, in part, was a decrease of $39 million as a result of the sale of 28 properties in 2002 and a decrease of $3 million as a result of the sale of 10 properties in the first quarter of 2003.

     Income from property sales will fluctuate depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. During the first half of 2003, we recognized $26 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the first half of 2003. Also, as previously described, we recognized $17 million of gains from our sale/long-term manage back transactions in the first half of 2003.

     Operating Expenses

     Management and contract services expenses increased $178 million, to $238 million for the six months ended June 30, 2003 from the $60 million for the six months ended June 30, 2002. This increase is consistent with the increase in management and contract services revenues and is dictated by the number of communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management and contract services revenue line item.

     Facility operating expenses for the six months ended June 30, 2003 increased $30 million, or 35%, to $115 million from $85 million for the six months ended June 30, 2002. This increase includes $40 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $14 million in facility operating expenses from other consolidated communities. Offsetting this increase, in part, was a decrease of $22 million as a result of the sale of 28 properties in 2002 and a decrease of $2 million as a result of the sale of 10 properties in the first quarter of 2003.

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

     Facility lease expenses for the six months ended June 30, 2003 increased $11 million to $15 million from $4 million for the six months ended June 30, 2002. This increase was due to the acquisition of MSLS communities with operating leases.

     General and administrative expenses increased 92% to $33 million for the six months ended June 30, 2003 compared to $17 million for the six months ended June 30, 2002. The $16 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated. The six months ended June 30, 2003 includes $5 million in transition expenses related to the acquisition of MSLS.

     Depreciation and amortization expense for the six months ended June 30, 2003 decreased 51% to $7 million from $14 million for the six months ended June 30, 2002. This decrease reflects the timing of sales of properties, the opening of new properties and the cessation of depreciation and amortization on properties held for sale (see Note 9).

     Interest

     Net interest expense decreased for the six months ended June 30, 2003 to $10 million from $15 million for the six months ended June 30, 2002. In accordance with FASB 145 (see Note 2) the extraordinary loss recognized in the first quarter of 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of our 5 1/2% convertible notes was reclassified to interest expense. Excluding this reclassification, the $1 million decline was primarily due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on both our fixed and variable rate debt. Debt decreased from $511 million to $476 million, or 7%. The weighted-average interest rate on our fixed and variable rate debt at June 30, 2003 was 4.89% compared to 6.06% at June 30, 2002.

     Provision for Income Taxes

     The provision for income taxes for us was $17 million for the six months ended June 30, 2003 compared to $12 million for the six months ended June 30, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 36% for the six months ended June 30, 2003 compared to 38% for the six months ended June 30, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rate.

Liquidity and Capital Resources

     At June 30, 2003, we had approximately $104 million in unrestricted cash and cash equivalents, $323 million available under credit facilities and a working capital deficit of $158 million.

     Working capital decreased $298 million from $140 million at December 31, 2002 primarily due to a net decrease in working capital resulting from the acquisition of MSLS and an increase in current maturities of long-term debt. As of June 30, 2003, we had $213 million of debt maturing in the next 12 months. Approximately $134 million of the maturing debt will be repaid when previously announced sale/long-term manage back transactions close in 2003. We expect to refinance or repay the remaining $79 million of debt as it matures. Additionally, we repurchased approximately $19 million of our common stock during the first half of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was approximately $4 million and $35 million, respectively. Net cash provided by operating activities for the six months ended June 30, 2003 reflects the recognition of income from property sales that occurred during 2002 which is adjusted from net income, as it is a non-cash item. In addition there was a corresponding decrease in the number of consolidated communities operated by us from 93 communities at June 30, 2002 to 68 properties at June 30, 2003, excluding the 21 operating leases acquired through the MSLS acquisition.

     Net cash used in investing activities was $18 million for the six months ended June 30, 2003 and net cash provided by investing activities was $87 million for the six months ended June 30, 2002. We used $92 million for the acquisition of MSLS in the first quarter of 2003 and $2 million for the acquisition of CHI in the second quarter of 2003. Cash proceeds for the six months ended June 30, 2003 consisted of $37 million from the sale of 12 senior living properties in the second quarter compared to $54 million from the sale of 14 senior living properties for the six months ended June 30, 2002. Investments in property and equipment were exceeded by property sales in the amount of $44 million and $41 million for the six months ended June 30, 2003 and 2002, respectively.

     Net cash used in financing activities was $55 million and $119 million for six months ended June 30, 2003 and 2002, respectively. Financing activities for the six months ended June 30, 2003 and 2002 included additional borrowings of $225 million and $273 million, respectively, offset by debt repayments of $262 million and $393 million, respectively. The additional borrowings under our credit facility during the first six months of 2003 and 2002 were used to fund our continued development of senior living properties. Additionally, during the six months ended June 30, 2003, we repurchased approximately $19 million of our common stock.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of June 30, 2003, we had $476 million of outstanding debt at a weighted average interest rate of 4.89%. Of the amount of outstanding debt, we had $273 million of fixed-rate debt at a weighted average interest rate of 5.89% and $204 million of variable rate debt at a weighted average interest rate of 3.55%.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements range from June 2003 to June 2004. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. In the first quarter of 2003, we paid $3 million to terminate our remaining four interest rate swap agreements. As of June 30, 2003, we have a negative $1 million balance in accumulated other comprehensive income related to the terminated swap agreements, which will be amortized as a yield adjustment to interest expense over the remaining original term of terminated interest rate swap agreements through June 2004. For the six months ended June 30, 2003, we recognized $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income. Also, we wrote off $1 million of the swap balance in accumulated other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

comprehensive income as debt associated with the swap was repaid or assumed as part of the property sale transactions closed in the second quarter of 2003.

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

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At June 30, 2003, we were in compliance with the financial covenants contained in our debt instruments. Our construction line of credit also contains a cross-default provision pursuant to which a default by us or by any of our consolidated subsidiaries under the construction line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the construction line of credit.

     We have received commitments from a syndicate of banks for a $200 million corporate credit facility with expansion options and expect to close on the facility in the third quarter of 2003. We expect the facility will have an initial term of three years, with an extension option. Proceeds from the line of credit will be used for general corporate purposes, including joint venture investments, acquisitions and the refinance of existing debt. Given our management services transformation and intention for most future developments to be completed with joint ventures, the new line of credit is intended to replace our existing $265 million syndicated revolving credit facility, which is primarily used for construction of wholly owned senior living properties.

     We currently estimate that the existing credit facilities, the committed credit facility, together with existing working capital, cash flows from operations, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $50 million to complete the properties we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $86 million. We estimate that it will cost approximately $470 million to develop these properties and anticipate that many of these properties will be developed in joint ventures. We expect that the cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.57 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009. During the first six months of 2003, we purchased another 793,800 shares at an average price of $23.82 bringing the total shares purchased through June 30, 2003 to 1,375,200 shares at an average price of $24.56. As of June 30, 2003, we have completed $34 million of our repurchase program, leaving an additional $116 million of availability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2003.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At June 30, 2003, we had minority equity ownership interest in 127 senior living properties, 17 of which are under development. We have 15 properties in which we own less than 10%, 83 properties in which we own between 10% and 20%, 26 properties in which we own between 20% and 30% and three properties in which we own between 30% and 50%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Two of the notes have adjustable rates.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $204 million at June 30, 2003 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2003.

			Maturity Date				Estimated
							Fair Market
	2004	2005	2006	2007	2008	Thereafter	Value

			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$18,582	—	$137	$76,247	—	$33,572	$128,538
Average interest rate	10.0%	—	10.0%	4.6%	—	9.8%	—
Variable rate	$6,705	—	—	—	—	$113	$6,818
Average interest rate	4.8%	—	—	—	—	5.0%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$87,024	$26,939	$2,834	$2,933	$9,881	$17,973	$154,594
Average interest rate	8.0%	5.8%	1.0%	1.0%	6.7%	1.7%	—
Variable rate	$125,889	$30,148	$2,137	$25,518	$16,115	$3,800	$203,607
Average interest rate	3.6%	3.8%	5.4%	2.9%	4.0%	2.4%	—
Convertible notes	—	—	—	—	—	$125,000	$120,781
Average interest rate	—	—	—	—	—	5.3%	—

(1)	Includes the life care endowment obligations assumed through the acquisition of MSLS.

Item 4. Controls and Procedures

     As of June 30, 2003, Sunrise carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sunrise’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Sunrise’s periodic SEC filings. There were no changes in Sunrise’s internal controls over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, Sunrise’s internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings

Senior Housing and Five Star Litigation. On November 13, 2002, Senior Housing Properties Trust (“SNH”) and Five Star (“FVE”) served a Notice of Default asserting various alleged defaults and purported material breaches by Marriott Senior Living Services, Inc. (“MSLS”) under the applicable operating agreements for 31 senior living communities operated by MSLS for SNH/FVE. On November 27, 2002, in response to SNH/FVE’s repeated indications that they would attempt to terminate the operating agreements, Marriott filed suit in the Circuit Court for Montgomery County, Maryland, seeking, among other relief, a declaration that MSLS was not in default or material breach of its operating agreements and a declaration that SNH/FVE had anticipatorily breached the operating agreements by violating the termination provisions of those contracts. On January 8, 2003, the court granted Marriott and MSLS a preliminary injunction enjoining SNH/FVE from terminating or attempting to terminate the operating agreements prior to the trial on the merits. Trial in the Maryland action is scheduled to begin in April 2004.

Also on November 27, 2002, SNH/FVE filed suit against Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts. That action seeks declaratory relief regarding the legal rights and duties of MSLS and SNH/FVE under MSLS’s operating agreements, and injunctive and declaratory relief prohibiting Marriott and MSLS from removing the Marriott name and proprietary marks from the 31 communities, allowing SNH/FVE to use the Marriott name and proprietary marks even if Marriott sold MSLS and prohibiting Marriott from selling MSLS without SNH/FVE’s consent. On December 20, 2002, the Massachusetts court denied SNH/FVE’s motion for a preliminary injunction. That denial was affirmed on appeal on December 31, 2002. SNH/FVE subsequently amended their claim for preliminary relief, adding a new claim that the relationship between the owner and operator in each of the 31 operating agreements is one of principal and agent and thus is terminable at any time. The Massachusetts court dismissed SNH/FVE’s action on March 4, 2003 and entered judgment declaring that (i) Marriott could sell the stock of MSLS to Sunrise without obtaining SNH/FVE’s consent, (ii) Marriott could remove Marriott proprietary marks from the communities and (iii) that the relationship in the operating agreements was not an agency relationship and not terminable other than as set forth in the agreements. On April 11, 2003, SNH/FVE appealed the Massachusetts dismissal and declaration. That appeal is pending.

On March 28, 2003, Sunrise completed its purchase of all of the outstanding stock of MSLS from Marriott. Marriott is defending the pending litigation with SNH/FVE under the indemnification provisions of the stock purchase agreement entered into by Sunrise and Marriott in December 2002. Under the stock purchase agreement, Sunrise would be entitled to a purchase price adjustment from Marriott in the event that SNH/FVE, as a result of a favorable outcome in the pending litigation, are able to terminate the 31 operating agreements that are the subject of the pending litigation. Under the stock purchase agreement, Marriott has also agreed to indemnify Sunrise for pre-closing claims under the operating agreements. Sunrise and Marriott believe that each of the foregoing lawsuits against MSLS is without merit, and intend to vigorously defend against the claims being made against MSLS. However, we cannot assure you as to the outcome of any of these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 12, 2003, Sunrise held its 2003 annual meeting of stockholders at the Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect three directors for terms of three years each; (2) to approve the 2003 stock option and restricted stock plan; (3) to approve an amendment to our restated certificate of incorporation to change our name to “Sunrise Senior Living, Inc.”; and (4) to transact any other business as may properly come before the annual meeting or any adjournments or postponements.

		Withhold
		Authority
Directors	For	To Vote

Thomas J. Donohue	16,803,044	620,173

David W. Faeder	16,687,500	735,717

J. Douglas Holladay	16,810,358	612,859

     The names of each of the other directors whose terms of offices continued after the annual meeting are as follows: Ronald V. Aprahamian, David G. Bradley, Teresa M. Klaassen, Craig R. Callen, Paul Klaassen, Peter A. Klisares, and J.W. Marriott, Jr.

     The 2003 stock option and restricted stock plan was approved at the meeting. The vote tabulation was as follows: 12,505,395 votes (71.77% of the total eligible votes excluding broker non-votes) were cast for approval of the 2003 stock option and restricted stock plan, 4,857,897 votes (27.88% of the total eligible votes excluding broker non-votes) were cast against such approval and 59,925 votes (0.34% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

     The amendment to our restated certificate of incorporation changing our name to “Sunrise Senior Living, Inc.” was also approved at the meeting. The vote tabulation was as follows: 17,356,279 votes (99.62% of the total eligible votes excluding broker non-votes) were cast for approval of the amendment, 55,382 votes (0.32% of the total eligible votes excluding broker non-votes) were cast against such approval and 11,556 votes (0.07% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

     There was no other business that was considered before the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

     (b)  Reports on Form 8-K

     On April 9, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report the completion of its acquisition of Marriott Senior Living Services, Inc. pursuant to a stock purchase agreement, dated as of December 30, 2002, with Marriott International, Inc., Marriott Senior Holding Co. and Marriott Magenta Holding Company, Inc.

     On May 8, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report its consolidated financial results for the quarter ended March 31, 2003.

     On June 11, 2003, Sunrise filed a Form 8-K/A with the Securities and Exchange Commission to amend the Form 8-K filed on April 9, 2003 to include the required financial information.

     On June 26, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to revise Exhibit 99.1 to be included in its slideshow presentation.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE SENIOR LIVING, INC. (Registrant)

Date: August 13, 2003	/s/ Larry E. Hulse

Larry E. Hulse Chief Financial Officer

Date: August 13, 2003	/s/ Carl G. Adams

Carl G. Adams Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page

2.1	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Third Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.2	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Fourth Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.3	Form of Loan Agreement by and between certain Limited Liability Companies (each as a “Borrower”) and Sunrise Senior Living Investments, Inc. (as “Lender”) dated as of June 30, 2003 (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.4	Form of Note by and between certain Limited Liability Companies (each a Borrower”) and Sunrise Senior Living Investments, Inc. (as “Holder”) dated as of June 30, 2003 (incorporated herein by reference to Exhibit 2.4 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.5	Promissory Note dated June 30, 2003 by and between Sunrise North Naperville Assisted Living, L.L.C., the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $1,299,686 (incorporated herein by reference to Exhibit 2.5 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.6	Promissory Note dated June 30, 2003 by and between Sunrise Third Plainview SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $296,588 (incorporated herein by reference to Exhibit 2.6 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

2.7	Promissory Note dated June 30, 2003 by and between Sunrise Third Schaumburg SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $2,125,326 (incorporated herein by reference to Exhibit 2.7 to the Company’s Form 8-K filed with the SEC on July 15, 2003)

Exhibit No.	Exhibit Name	Page

3.1	Certificate of Amendment to Restated Certificate of Incorporation regarding name change

10.1	+ 2003 Stock Option and Restricted Stock Plan

10.2	+ Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

+	Represents a management contract or compensatory plan, contract or arrangement.