Form 10-Q
period 2003-09-30
SUNRISE SENIOR LIVING INC
filed 2003-11-13
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2003

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

Yes  [X]   No  [  ]

As of October 31, 2003, there were 20,237,849 shares of the Registrant’s Common Stock outstanding.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

September 30, 2003

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,539	$173,119
Accounts receivable, net	48,047	21,648
Notes receivable - affiliates	23,308	10,180
Deferred income taxes	3,399	15,873
Prepaid expenses and other current assets	37,478	33,566

Total current assets	293,771	254,386
Property and equipment, net	407,416	299,683
Properties held for sale	—	337,233
Notes receivable - affiliates	42,402	77,112
Management contracts and leaseholds, net	83,340	12,140
Costs in excess of assets acquired, net	107,544	32,749
Investments in unconsolidated senior living properties	68,971	64,375
Investments	5,610	5,610
Other assets	43,079	32,863

Total assets	$1,052,133	$1,116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,533	$5,082
Accrued expenses and other current liabilities	130,299	42,934
Deferred revenue	45,356	37,316
Current maturities of long-term debt	23,598	29,415

Total current liabilities	207,786	114,747
Long-term debt, less current maturities	239,429	427,554
Investments in unconsolidated senior living properties	3,136	2,901
Deferred income taxes	106,302	96,112
Other long-term liabilities	17,289	7,158

Total liabilities	573,942	648,472
Minority interests	1,421	1,861
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,808,599 and 22,343,815 shares issued and outstanding in 2003 and 2002, respectively	208	223
Additional paid-in capital	276,544	312,952
Retained earnings	205,684	158,931
Deferred compensation - restricted stock	(7,010)	(3,333)
Accumulated other comprehensive income (loss)	1,344	(2,955)

Total stockholders’ equity	476,770	465,818

Total liabilities and stockholders’ equity	$1,052,133	$1,116,151

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenue:
Management and contract services	$233,377	$48,464	$504,758	$125,776
Resident fees	99,658	61,505	256,593	187,891
Income from property sales	20,276	20,088	63,184	47,393

Total operating revenue	353,311	130,057	824,535	361,060

Operating expenses:
Management and contract services	203,027	39,080	440,957	99,184
Facility operating	74,168	40,924	188,911	126,087
Development and pre-opening	6,594	3,091	13,737	7,934
General and administrative	21,451	9,480	54,420	26,615
Depreciation and amortization	4,716	5,835	11,384	19,403
Facility lease	11,585	2,075	26,912	6,294

Total operating expenses	321,541	100,485	736,321	285,517

Income from operations	31,770	29,572	88,214	75,543
Interest income (expense):
Interest income	2,307	2,705	7,136	8,575
Interest expense	(7,692)	(7,768)	(22,304)	(28,970)

Net interest expense	(5,385)	(5,063)	(15,168)	(20,395)
Equity in earnings of unconsolidated senior living properties	724	359	929	405
Minority interests	(338)	(30)	(922)	(175)

Income before income taxes	26,771	24,838	73,053	55,378
Provision for income taxes	(9,638)	(9,438)	(26,299)	(21,044)

Net income	$17,133	$15,400	$46,754	$34,334

Net income per common share data:
Basic
Basic net income per common share	$0.82	$0.69	$2.16	$1.53

Basic weighted-average shares outstanding	20,781	22,419	21,636	22,428

Diluted
Diluted net income	$18,299	$16,531	$50,217	$37,822
Diluted net income per common share	$0.74	$0.63	$1.96	$1.42

Diluted weighted-average shares outstanding	24,792	26,440	25,624	26,716

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,

	2003	2002

Operating activities
Net income	$46,754	$34,334
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(34,367)	(6,211)
Equity in earnings of unconsolidated senior living properties	(929)	(405)
Minority interests	922	175
Provision for bad debts	152	502
Provision for deferred income taxes	26,299	21,043
Depreciation and amortization	11,384	19,403
Amortization of financing costs on long-term debt	5,826	3,170
Amortization of deferred compensation	1,155	—
Loss on early debt retirement	—	2,490
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(14,386)	(2,990)
Prepaid expenses and other current assets	(12,566)	(6,653)
Other assets	(8,653)	1,769
Increase (decrease):
Accounts payable and accrued expenses	9,332	(3,014)
Deferred revenue	(3,829)	825
Other liabilities	10,048	4,675

Net cash provided by operating activities	37,142	69,113

Investing activities
Proceeds from sale of properties	132,364	71,546
Decrease in property and equipment, net	149,513	9,273
Increase in investments and notes receivable	(40,816)	(39,483)
Proceeds from investments and notes receivable	124,829	43,255
Decrease in restricted cash and cash equivalents	7,726	4,884
Acquisitions	(93,459)	—
Contributions to investments in unconsolidated senior living properties	(11,776)	(11,525)

Net cash provided by investing activities	268,381	77,950

Financing activities
Net proceeds from exercised options	6,817	9,957
Additional borrowings under long-term debt	293,628	287,455
Repayment of long-term debt	(543,325)	(427,422)
Net investment in minority interest	(556)	—
Financing costs paid	(3,795)	(6,790)
Repurchase of stock	(49,872)	(14,898)

Net cash used in financing activities	(297,103)	(151,698)

Net increase (decrease) in cash and cash equivalents	8,420	(4,635)
Cash and cash equivalents at beginning of period	173,119	50,275

Cash and cash equivalents at end of period	$181,539	$45,640

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2003 and 2002 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in Sunrise’s 2002 Annual Report on Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

     Net cash provided by operating activities and net cash provided by investing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 were reclassified from the amounts previously reported. In arriving at net cash provided by operating activities, net income is adjusted by non-cash items. In the previously reported cash flows from operating activities, the Company adjusted net cash from operating activities by the deferred income recognized during that period from property sales that occurred during that period and prior periods. However, cash flows from operating activities should have been adjusted for deferred income recognized from property sales that occurred only during prior periods because deferred income recognized in the current period from property sales that occurred in the current period is an operating cash item. In addition, overstating the deferred income recognized during that period from property sales in adjusting net cash from operating activities had the corresponding effect of understating the increase in property and equipment in adjusting net cash from investing activities because cash that should have been attributed to gain from property sales was instead attributed to the sale of property and equipment. Consequently, the Company’s prior period presentation had the effect of understating the Company’s net cash provided by operating activities for the nine months ended September 30, 2002 and correspondingly overstating the Company’s net cash provided by investing activities for the nine months ended September 30, 2002 (but did not affect the net increase in cash flows for this period, the Company’s Consolidated Balance Sheets or the Company’s Consolidated Statements of Income). The nine months ended September 30, 2002 presentation has been reclassified to conform to the

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2003 presentation. A reconciliation of the previously reported amounts to the reclassified amounts for the nine months ended September 30, 2002 is presented below (in thousands).

	Previously		Currently
	Reported	Reclassified	Reported

Nine Months Ended September 30, 2002:
Operating activities
Deferred income from property sales	($29,724)	$23,513	($6,211)
Investing activities
Decrease (increase) in property and equipment, net	32,786	(23,513)	9,273
Net Cash Flow Impact		$0

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

     Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS 148, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of these Statements. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income:
As reported	$17,133	$15,400	$46,754	$34,334
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($3,905)	($3,519)	($10,925)	($10,556)
Pro forma	$13,228	$11,881	$35,829	$23,778
Basic net income per share:
As reported	$0.82	$0.69	$2.16	$1.53
Pro forma	$0.64	$0.53	$1.66	$1.06
Diluted net income per share:
As reported	$0.74	$0.63	$1.96	$1.42
Pro forma	$0.58	$0.49	$1.53	$1.02

Impact of Recently Issued Accounting Standards

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary loss recognized in the nine months ended September 30, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of the convertible notes has been reclassified to interest expense.

     On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation immediately. Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of this Interpretation as of December 31, 2003.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     Based on Sunrise’s review of FIN 46, Sunrise has preliminarily determined that there are two joint ventures in which Sunrise has an interest that would be variable interest entities under FIN 46. One of the variable interest entities is a development joint venture, which was established in 1999 and contains five operating senior living communities. Sunrise is considered the primary beneficiary for this joint venture. Upon consolidation on December 31, 2003, Sunrise will consolidate approximately $58 million in assets and $46 million in liabilities. The other variable interest entity is an operating joint venture in which Sunrise is not considered the primary beneficiary and therefore will continue to account for this investment under the equity method of accounting. Sunrise’s remaining joint venture interests are not variable interest entities under FIN 46 as, among other factors, there is adequate equity in the joint ventures to support expected operations, there is sufficient third party capital and no guarantees of returns or capital, and Sunrise would not be deemed the primary beneficiary in these ventures.

     Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of September 30, 2003, this total investment was $136 million, not including any guarantees provided to these joint ventures as described in Note 3. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

     On July 1, 2003, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for the measurement and recognition provisions for limited life entities, which has been deferred for an indefinite period. Application of SFAS 150 to instruments that exist on the date of adoption should be reported through a cumulative effect of a change in an accounting principle by measuring those instruments at fair value. SFAS 150 currently requires Sunrise to disclose the minority owners’ interest in consolidated limited-life entities at settlement value. Sunrise consolidates one limited-life entity with a minority interest owner. At September 30, 2003, the settlement value of the minority interest was $1 million.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Commitments

     Sunrise has entered into contracts to purchase properties for development of additional senior living properties through joint venture arrangements or on a consolidated basis. The aggregate contracted purchase price of these sites amounts to $89 million. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in its 2002 Annual Report on Form 10-K, during the nine months ended September 30, 2003, Sunrise’s guarantee of $3 million of debt for an international joint venture was terminated and Sunrise acquired certain guarantees associated with its acquisition of Marriott Senior Living Services (see Note 10). Two subsidiaries of CNL Retirement Properties, Inc. (“CNL”), which purchased two continuing care retirement communities (CCRC) from a subsidiary of Marriott Senior Living Services prior to the closing of Sunrise’s transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by Marriott Senior Living Services with respect to such properties. CNL has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, Sunrise assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five properties and $2 million of guarantees under operating agreements with respect to two other properties.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002

Numerator for basic net income per share:
Net income	$17,133	$15,400	$46,754	$34,334

Numerator for diluted net income per share:
Net income	$17,133	$15,400	$46,754	$34,334
Assumed conversion of convertible notes, net of tax	1,166	1,131	3,463	3,488

Diluted net income	$18,299	$16,531	$50,217	$37,822

Denominator:
Denominator for basic net income per common share-weighted average shares	20,781	22,419	21,636	22,428
Effect of dilutive securities:
Employee stock options and restricted stock	527	533	502	714
Convertible notes	3,484	3,488	3,486	3,574

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,792	26,440	25,624	26,716

Basic net income per common share	$0.82	$0.69	$2.16	$1.53

Diluted net income per common share	$0.74	$0.63	$1.96	$1.42

     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

5. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $12 million as of September 30, 2003 and $19 million as of December 31, 2002. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $10 million as of September 30, 2003 and $1 million as of December 31, 2002. Net receivables from and payables to unconsolidated partnerships or limited liability companies relate primarily to management activities.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     Summary financial information for unconsolidated entities accounted for by the equity method is as follows (in thousands):

	As of September 30,	As of December 31,
	2003	2002

Assets, principally property and equipment	$1,834,521	$1,438,034
Liabilities, principally long-term debt	1,242,032	1,003,627
Equity	592,489	434,407

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$109,012	$74,075	$304,005	$192,247
Net income (loss)	7,076	930	8,452	(1,455)

     The prior year amounts have been adjusted to conform to the current year presentation for the exclusion of net loss of certain entities for which Sunrise provides accounting support but does not have an ownership interest. No other disclosure balances were affected by this adjustment. The previously reported net loss for the three and nine-month periods ended September 30, 2002 was ($3,715) and ($16,427), respectively.

     Total management and contract services revenue from related unconsolidated entities was $81 million and $43 million for the three months ended September 30, 2003 and 2002, respectively, and $202 million and $109 million for the nine months ended September 30, 2003 and 2002, respectively.

6. Information about Sunrise’s Segments

     With the completion of the Marriott Senior Living Services acquisition (see Note 10) and the continued transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. Management and contract services revenues from operations internationally were $1 million and $1 million for the three months ended September 30, 2003 and 2002, respectively, and $2 million and $3 million for the nine months ended September 30, 2003 and 2002, respectively. International expenses from operations were $2 million and $2 million for the three months ended September 30, 2003 and 2002, respectively, and $5 million and $3 million for the nine months ended September 30, 2003 and 2002, respectively.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Comprehensive Income

     Total comprehensive income was $18 million and $15 million for the three months ended September 30, 2003 and 2002, respectively, and $51 million and $35 million for the nine months ended September 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income is primarily due to the impact of the fair value accounting of interest rate swaps. In the first quarter of 2003, Sunrise paid $3 million to terminate its remaining four interest rate swap agreements. As of September 30, 2003, Sunrise had a zero balance in accumulated other comprehensive income related to the terminated swap agreements. Sunrise recognized $0 and $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income in the three- and nine-month periods ended September 30, 2003, respectively. Also, Sunrise wrote off $2 million of a swap balance in accumulated other comprehensive income during the nine months ended as debt associated with the swap was repaid or assumed as part of the property sale transactions closed in the second and third quarters of 2003.

8. Property Sale / Long-Term Manage Back Program

     On September 23, 2003, Sunrise completed the sale/long-term manage back of five consolidated senior living properties. The properties were sold to a venture formed by Macquarie Capital Partners, LLC, on behalf of Crescent Capital Investments, and Sunrise. Crescent Capital Investments has a 90 percent ownership interest in the venture and Sunrise has a 10 percent interest in the venture. The aggregate purchase price was $94 million. Sunrise expects to recognize total income of approximately $15 million, which will be recognized over three quarters beginning in the third quarter of 2003, subject to meeting certain operating contingencies, of which $5 million was recognized this quarter. Sunrise will continue to operate all five communities under long-term management contracts.

     On September 30, 2003, Sunrise completed the sale/long-term manage back of its 100 percent interest in 16 consolidated senior living properties to CNL for an aggregate purchase price of $158 million. Sunrise expects to recognize total income of approximately $13 million, which will be recognized over the next three quarters, subject to meeting certain operating contingencies, of which none was recognized in the third quarter. Sunrise will continue to operate all 16 communities under long-term management contracts.

     In addition, on September 30, 2003, Sunrise entered into an agreement to develop six senior living communities in the United States on behalf of CNL, including three currently under construction. CNL will own 100 percent of the newly developed communities and Sunrise will be responsible for the development and construction of the properties and will manage the communities under long-term management contracts. The agreement provides for Sunrise to be reimbursed for development expenses incurred on the properties.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Properties Held for Sale

     Sunrise continued its transformation to a senior living management services company with the closing of two sale/long-term manage back transactions for 21 consolidated senior living properties during the third quarter. As of September 30, 2003, no properties currently meet the criteria to be classified as held for sale.

10. Acquisitions

     On March 28, 2003, Sunrise completed its acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), subsequently renamed Sunrise Senior Living Services, Inc., which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $32 million of working capital liabilities and other obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities.

     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price was allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current valuations of assets and liabilities. Certain valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates become available. Net working capital deficit and costs in excess of assets acquired were adjusted by approximately $2 million each and transaction costs were adjusted by approximately $1 million during the second and third quarters of 2003 as additional information was obtained or true-ups of working capital balances were complete. The purchase price values assigned to the major assets and liabilities are as follows:

Management contracts and leases, net	$63 million
Land	$22 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$32 million
Costs in excess of assets acquired	$75 million
Transaction costs	$11 million

     The portion of the purchase price allocated to management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 3 for a description of those guarantees. The

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

three months ended September 30, 2003 includes $4 million in transition expenses related to this acquisition.

     The following unaudited pro forma information presents the results of operations of Sunrise for the nine months ended September 30, 2003 and 2002, respectively, as if the acquisition of MSLS had taken place as of January 1, 2002.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Revenue	$1,016,525	$937,029
Net income	$46,213	$32,753
Basic earnings per share	$2.14	$1.46
Diluted earnings per share	$1.94	$1.36

11. Long-Term Debt

     During the quarter, Sunrise closed on a previously announced commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinancing of existing debt. Consistent with Sunrise’s transformation to a management services company, the facility is not secured by real estate and replaces the $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

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

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision - to create an alternative senior living option that would emphasize quality of life and quality of care. As of September 30, 2003, we operated 335 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of more than 40,000, including 183 communities owned by us or in which we have an ownership interest and 164 communities managed for third parties. We have traditionally served as an operator of assisted living communities but have also offered independent living services and skilled nursing services at some communities. In addition to operating senior living communities, we also develop senior living properties for ourselves and for joint ventures in which we retain an ownership interest.

     Our long-range strategy is to continue our transformation into a senior living management services company. We believe this transformation results in our revenue and earnings becoming increasingly based on long-term management contracts resulting in more stable and predictable revenue and earnings streams. Through the execution of our business plan, we have made significant progress toward this goal. We expect that our progress in this area will be driven by (1) our recent acquisition and the subsequent integration of MSLS, (2) the development of new properties primarily through joint ventures and (3) the continuation of our sale/long-term manage back program.

     Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include the development of properties, management of communities and the sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in our 2002 Annual Report on Form 10-K, during the nine months ended September 30, 2003, our guarantee of $3 million of debt for an international joint venture was terminated and Sunrise acquired certain guarantees associated with the acquisition of MSLS. Two subsidiaries of CNL, which purchased two CCRC properties from a subsidiary of MSLS prior to the closing of our transaction with Marriott International, agreed to assume the obligations to repay $83 million of life care endowment obligations issued by MSLS with respect to such properties. CNL has guaranteed the assumption of these obligations by its subsidiaries. To the extent CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Additionally, we assumed the obligation to provide approximately $4 million of financing under existing revolving credit facilities with respect to five properties and $2 million of guarantees under operating agreements with respect to two other properties.

Recent Developments

     On September 23, 2003, we completed the sale/long-term manage back of five consolidated senior living properties. The properties were sold to a venture formed by Macquarie Capital Partners, LLC, on behalf of Crescent Capital Investments, and us. Crescent Capital Investments has a 90 percent ownership interest in the venture and we have a 10 percent interest in the venture. The aggregate purchase price was $94 million. We expect to recognize total income of approximately $15 million, which will be recognized over three quarters beginning in the third quarter of 2003, subject to meeting certain operating contingencies, of which $5 million was recognized this quarter. We will continue to operate all five communities under long-term management contracts.

     On September 30, 2003, we completed the sale/long-term manage back of our 100 percent interest in 16 consolidated senior living properties to CNL for an aggregate purchase price of $158 million. We expect to recognize total income of approximately $13 million, which will be recognized over the next three quarters, subject to meeting certain operating contingencies, of which none was recognized in the third quarter. We will continue to operate all 16 communities under long-term management contracts.

     In addition, on September 30, 2003, we entered into an agreement to develop six senior living communities in the United States on behalf of CNL, including three currently under construction. CNL will own 100 percent of the newly developed communities and we will be responsible for the development and construction of the properties and will manage the communities under long-term management contracts. The agreement provides for us to be reimbursed for development expenses incurred on the properties.

     During the quarter, we closed on a previously announced commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinancing of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaces our existing $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     On October 20, 2003, we announced that we had reached an agreement to become the manager of 22 Edencare Senior Living Services communities, located in the southern United States. Sunrise expects to assume management of the 22 communities, with a resident capacity of approximately 2,000, in late November 2003.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management and contract services income for management and contract services provided to communities owned by unconsolidated joint ventures and other third parties, (2) resident fees for the delivery of senior living services and (3) income from property sales. Historically, most of our operating revenues have come from management and contract services and resident fees. Management contract services and resident fees comprised 94% and 85% of total operating revenues for the three months ended September 30, 2003 and 2002, respectively, and 92% and 87% of total operating revenues for the nine months ended September 30, 2003 and 2002, respectively. The balance of our total operating revenues was derived from income from property sales.

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

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. For the three months ended September 30, 2003 and 2002, approximately 93% and 99%, respectively, of our resident fee revenue was derived from private pay sources. As a result of the MSLS acquisition, approximately six percent of our resident fee revenue for the three months ended September 30, 2003 was derived from Medicare / Medicaid. Resident fees from residents in our assisted living communities include revenue derived from basic care, skilled nursing care, community fees, plus care, Reminiscence™ and other resident related services. Plus care and Reminiscence™ fees are paid by residents who require personal care in excess of services provided under the basic care program.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the community.

     We classify our operating expenses into the following categories: (1) management and contract services, which includes operating expenses reimbursable to us; (2) facility operating, which includes labor, food, marketing and other direct facility expenses; (3) development and pre-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

opening, which includes non-capitalized development expenses and pre-opening labor and marketing expenses; (4) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (5) depreciation and amortization; and (6) facility lease, which represents rental expenses for properties not owned by us.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     We continue to experience growth in operations. Over the 12 months ended September 30, 2003, we continued to capitalize on our brand awareness by accepting additional third-party management and development contracts. During this period, we began operating 34 additional properties in which we have an ownership interest and managing 110 additional properties for independent third parties, partially offset by the termination of three leases acquired through the MSLS acquisition. These additions include our MSLS acquisition on March 28, 2003.

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

     Operating Revenue

     Management and contract services revenues include management and contract services revenues from unconsolidated joint ventures and third-party owners. Management and contract services revenues increased by $185 million to $233 million for the three months ended September 30, 2003 from $48 million for the three months ended September 30, 2002. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise or in the pre-opening phase. The total number of communities operated or managed increased 68% to 347 communities at September 30, 2003, up from 206 communities at September 30, 2002. Excluding the 126 communities, net of the three operating lease terminations, acquired on March 28, 2003 from MSLS, the portfolio increased 7%. This growth resulted primarily through the opening of four consolidated properties, seven unconsolidated joint venture properties, two managed properties and the addition of two unconsolidated joint venture properties. In addition, there was a 34% increase in the number of communities in unconsolidated joint ventures (117 versus 87), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $38 million, or 62%, to $100 million for the three months ended September 30, 2003 from $62 million for the three months ended September 30, 2002. This increase includes $51 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $10 million in resident fees from other consolidated communities. Offsetting

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

this increase, in part, was a decrease of $23 million as a result of the property sales in the last two quarters of 2002 and first two quarters of 2003.

     Average resident occupancy for the 144 stabilized communities that we operated in both the three months ended September 30, 2003 and 2002 and in which we have an ownership interest was 90.93% compared to 89.64%, respectively. We attribute the increase in stabilized occupancy to improved performance of our current stabilized portfolio. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 15 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     Average daily rate for the 144 stabilized communities that we operated in both the three months ended September 30, 2003 and 2002 and in which we have an ownership interest was $127 compared to $121, respectively. The 5% increase is primarily due to a general increase in the basic care rate.

     Income from property sales will fluctuate depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. During the third quarter of 2003, we recognized $8 million of gains previously deferred on property sales completed during 2002 as a result of certain operating contingencies being met in the third quarter of 2003. As previously described, we recognized $5 million of gains from the sale/long-term manage back transactions completed during the third quarter of 2003. Also, we recognized $7 million of gains from our sale/long-term manage back transactions completed in the second quarter of 2003. We plan to continue our sale/long-term manage back program, however, we do not currently anticipate any additional sale transactions in 2004.

     Operating Expenses

     Management and contract services expenses increased $164 million, to $203 million for the three months ended September 30, 2003 from $39 million for the three months ended September 30, 2002. This increase is consistent with the increase in management and contract services revenues and is dictated by the number of communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management and contract services revenue line item.

     Facility operating expenses for the three months ended September 30, 2003 increased $33 million, or 81%, to $74 million from $41 million for the three months ended June 30, 2002. This increase includes $39 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $8 million in facility operating expenses from other consolidated communities. Offsetting this increase, in part, was a decrease of $14 million as a result of the property sales in the last two quarters of 2002 and first two quarters of 2003.

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

     General and administrative expenses increased by $12 million, or 126%, to $21 million for the three months ended September 30, 2003 compared to $9 million for the three months ended September 30, 2002. The increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated. The three months ended September 30, 2003 includes $4 million in transition expenses related to the acquisition of MSLS.

     Depreciation and amortization expense for the three months ended September 30, 2003 decreased by $1 million, or 19%, to $5 million from $6 million for the three months ended September 30, 2002. This decrease reflects the timing of sales of properties, the opening of new wholly-owned properties and the cessation of depreciation and amortization on properties held for sale.

     Facility lease expenses for the three months ended September 30, 2003 increased $10 million to $12 million from $2 million for the three months ended September 30, 2002. This increase was due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases during the quarter.

     Interest

     Net interest expense remained constant at $5 million for both the three months ended September 30, 2003 and 2002. Interest income decreased $400,000 due to declining interest rates while interest expense was impacted by our acquisition of seven properties in the second quarter of 2003.

     Provision for Income Taxes

     The provision for income taxes was $10 million for the three months ended September 30, 2003 compared to $9 million for the three months ended September 30, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 36% for the three months ended September 30, 2003 compared to 38% for the three months ended September 30, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Operating Revenue

     Management and contract services revenues increased by $379 million to $505 million for the nine months ended September 30, 2003 from $126 million for the nine months ended September 30, 2002. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise or in the pre-opening phase. The total number of communities operated or managed increased 68% to 347 communities at September 30, 2003, up from 206 communities at September 30, 2002. Excluding the 126 communities, net of three operating lease terminations, acquired on March 28, 2003 from MSLS, the portfolio increased 7%. This growth resulted primarily through the opening of four consolidated properties, seven unconsolidated joint venture properties, two managed properties and the addition of two unconsolidated joint venture properties. In addition, there was a 34% increase in the number of communities in unconsolidated joint ventures (117 versus 87), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and contract services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $69 million, or 37%, to $257 million for the nine months ended September 30, 2003 from $188 million for the nine months ended September 30, 2002. This increase includes $105 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $21 million in resident fees from other consolidated communities. Offsetting this increase, in part, was a decrease of $57 million as a result of the property sales in the last two quarters of 2002 and first two quarters of 2003.

     Income from property sales will fluctuate depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. For the nine months ended September 30, 2003, we recognized $34 million of gains previously deferred on property sales completed during 2002 as a result of certain operating contingencies being met in the first nine months of 2003. As previously described, we recognized $5 million of gains from the sale/long-term manage back transactions completed in the third quarter of 2003. Also, we recognized $24 million of gains from our sale/long-term manage back transactions completed in the first and second quarters of 2003. We plan to continue our sale/long-term manage back program, however, we do not currently anticipate any additional sale transactions in 2004.

     Operating Expenses

     Management and contract services expenses increased $342 million to $441 million for the nine months ended September 30, 2003 from $99 million for the nine months ended September 30, 2002. This increase is consistent with the increase in management and contract services revenues and is dictated by the number of communities accounted for under contract accounting. Contract

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management and contract services revenue line item.

     Facility operating expenses for the nine months ended September 30, 2003 increased $63 million, or 50%, to $189 million from $126 million for the nine months ended September 30, 2002. This increase includes $79 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $17 million in facility operating expenses from other consolidated communities. Offsetting this increase, in part, was a decrease of $33 million as a result of the property sales in the last two quarters of 2002 and first two quarters of 2003.

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

     General and administrative expenses increased 104% to $54 million for the nine months ended September 30, 2003 compared to $27 million for the nine months ended September 30, 2002. The $27 million increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated. The nine months ended September 30, 2003 include $9 million in transition expenses related to the acquisition of MSLS.

     Depreciation and amortization expense for the nine months ended September 30, 2003 decreased 41% to $11 million from $19 million for the nine months ended September 30, 2002. This decrease reflects the timing of sales of properties, the opening of new wholly owned properties and the cessation of depreciation and amortization on properties held for sale.

     Facility lease expenses for the nine months ended September 30, 2003 increased $21 million to $27 million from $6 million for the nine months ended September 30, 2002. This increase was due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases during the third quarter.

     Interest

     Net interest expense decreased for the nine months ended September 30, 2003 to $15 million from $20 million for the nine months ended September 30, 2002. In accordance with FASB 145 (see Note 2) the extraordinary loss recognized in the first quarter of 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of our 5 -1/2% convertible notes was reclassified to interest expense. Excluding this reclassification, the $1 million decline was due to a decrease of $3 million in interest expense partially offset by a $2 million decline in interest income. The decrease in interest expense was due to the decline in the interest rate that we pay on both our fixed and variable rate debt. Debt decreased from $493 million to $263 million, or 47%. The weighted-average interest rate on our fixed and variable rate debt at September 30, 2003 was 4.68% compared to 6.12% at September 30,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2002. The decrease in interest income was due to the decline in interest rates that we receive on short-term investments.

     Provision for Income Taxes

     The provision for income taxes was $26 million for the nine months ended September 30, 2003 compared to $21 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 36% for the nine months ended September 30, 2003 compared to 38% for the nine months ended September 30, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rate.

  Liquidity and Capital Resources

     At September 30, 2003, we had approximately $182 million in unrestricted cash and cash equivalents, $272 million available under credit facilities and working capital of $86 million.

     Working capital decreased $54 million from $140 million at December 31, 2002 primarily due to the acquisition of MSLS and the associated current assets and liabilities. Additionally, we repurchased approximately $50 million of our common stock and $2 million of our convertible debt during the first nine months of 2003.

     Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was approximately $37 million and $69 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2003 has been adjusted for the recognition of income from property sales that occurred during 2002. In addition there was a corresponding decrease in the number of consolidated communities operated by us from 91 communities at September 30, 2002 to 48 properties at September 30, 2003, excluding the 18 remaining operating leases acquired through the MSLS acquisition.

     Net cash provided by investing activities was $268 million and $78 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. We used $92 million for the acquisition of MSLS in the first quarter of 2003 and $2 million for the acquisition of the majority ownership in seven senior living properties in the second quarter of 2003. Cash proceeds for the nine months ended September 30, 2003 consisted of $132 million from the sale of 33 senior living properties for the nine months ended September 30, 2003 compared to $72 million from the sale of 17 senior living properties for the nine months ended September 30, 2002. Investments in property and equipment were exceeded by property sales in the amount of $150 million and $9 million for the nine months ended September 30, 2003 and 2002, respectively. Also, we have been repaid approximately $75 million of notes receivable associated with the sale/long-term manage back transaction completed in the second quarter of 2003.

     Net cash used in financing activities was $297 million and $152 million for the nine months ended September 30, 2003 and 2002, respectively. Financing activities for the nine months ended September 30, 2003 and 2002 included additional borrowings of $294 million and $287 million,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

respectively, offset by debt repayments of $543 million and $427 million, respectively. The additional borrowings under our credit facility during the first nine months of 2003 and 2002 were used to fund our continued development of senior living properties. Additionally, during the nine months ended September 30, 2003, we repurchased approximately $50 million of our common stock and $2 million of our convertible debt.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of September 30, 2003, we had $263 million of outstanding debt at a weighted average interest rate of 4.68%. Of the amount of outstanding debt, we had $190 million of fixed-rate debt at a weighted average interest rate of 4.95% and $73 million of variable rate debt at a weighted average interest rate of 3.97%.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements ranged from June 2003 to June 2004. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. In the first quarter of 2003, we paid $3 million to terminate our remaining four interest rate swap agreements. As of September 30, 2003, we have a zero balance in accumulated other comprehensive income related to the terminated swap agreements. For the nine months ended September 30, 2003, we recognized $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income. Also, we wrote off $2 million of the swap balance in accumulated other comprehensive income as debt associated with the swap was repaid or assumed as part of the property sale transactions closed in the second and third quarters of 2003.

     During the quarter, we closed on a previously announced commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaces the $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis.

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At September 30, 2003, we were in compliance with the financial covenants contained in our debt instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     We currently estimate that the existing credit facilities, the committed credit facility, together with existing working capital, cash flows from operations, proceeds from sales of selected real estate properties as a normal part of our operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including properties currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $11 million to complete the properties we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $89 million. We estimate that it will cost approximately $485 million to develop these properties and anticipate that many of these properties will be developed in joint ventures. We expect that the cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

  Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 -1/4% convertible subordinated notes due 2009. During the first nine months of 2003, we purchased another 2,071,100 shares at an average price of $24.08 bringing the total shares purchased through September 30, 2003 to 2,652,500 shares at an average price of $24.42. Additionally, during the quarter, we repurchased $2 million of our convertible debt. Since the end of the quarter, we have repurchased an additional 1,270,400 shares and $3 million of convertible debt.

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2003.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At September 30, 2003, we had minority equity ownership interests in 137 senior living properties, 20 of which are under development. We have 14 properties in which we own less than 10%, 90 properties in which we own between 10% and 20%, 28 properties in which we own between 20% and 30% and five properties in which we own between 30% and 50%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Two of the notes have adjustable rates.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt, whichever is more favorable in our judgment at the time of financing.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $73 million at September 30, 2003 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2003.

							Estimated
			Maturity Date				Fair Market
	2004	2005	2006	2007	2008	Thereafter	Value

			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$16,632	—	$137	$1,330	—	$31,342	$49,441
Average interest rate	10.0%	—	10.0%	13.5%	—	10.1%	—
Variable rate	$6,676	—	$200	—	$7,147	$2,246	$16,269
Average interest rate	4.8%	—	4.6%	—	4.1%	4.6%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$9,276	$21,224	$3,046	$8,152	$9,840	$18,360	$77,374
Average interest rate	5.8%	5.6%	1.4%	4.6%	6.6%	1.7%	—
Variable rate	$14,322	$25,701	$8,494	$20,612	$200	$3,800	$73,129
Average interest rate	5.4%	3.8%	4.9%	3.0%	2.8%	2.8%	—
Convertible notes	—	—	—	—	—	$120,000	$118,350
Average interest rate	—	—	—	—	—	5.3%	—

(1)  Includes the life care endowment obligations assumed through the acquisition of MSLS.

Item 4. Controls and Procedures

     As of September 30, 2003, Sunrise carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sunrise’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Sunrise’s periodic SEC filings. There were no changes in Sunrise’s internal controls over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, Sunrise’s internal control over financial reporting.

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

     (b)  Reports on Form 8-K

On July 15, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report the completion of a sale of 12 consolidated senior living properties and 11 joint venture senior living properties to Sunrise Third Assisted Living Holdings, LLC and Sunrise Fourth Assisted Living Holdings, LLC on June 30, 2003.

On August 6, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to announce its consolidated financial results for the quarter ended June 30, 2003.

On August 11, 2003, Sunrise filed a Form 8-K with the Securities and Exchange Commission to update its 2002 Form 10-K for the adoption of Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE SENIOR LIVING, INC. (Registrant)

Date: November 13, 2003	/s/ Larry E. Hulse

Larry E. Hulse
Chief Financial Officer

Date: November 13, 2003	/s/ Carl G. Adams

Carl G. Adams Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page

2.1	Purchase and Sale Agreement By and Among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003)

2.2	Form of Purchase and Sale Agreement, dated September 30, 2003, by and among Sunrise Madison Senior Living, L.L.C., Sunrise Edmonds Assisted Living, Inc., Sunrise Cresskill Assisted Living, L.L.C. and Sunrise Beverly Hills Assisted Living, L.L.C., as Sellers, CNL Retirement Corp., as Purchaser, and other named parties therein as Tenant (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003)

2.3	Purchase and Sale Agreement by and among Sunrise Five Forks Assisted Living, L.L.C., as Seller and CNL Retirement Corp., as Purchaser and Sunrise Five Forks Assisted Living, L.L.C. as Tenant dated September 30, 2003 (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003)

2.4	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003)

10.1	Credit Agreement, dated as of September 23, 2003, by and among Sunrise Senior Living, Inc. as the Borrower, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Fleet National Bank, as Syndication Agent and other lender parties thereto

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications