Form 10-K
period 2003-12-31
SUNRISE SENIOR LIVING INC
filed 2004-03-12
CIK 1011064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number 1-16499

SUNRISE SENIOR LIVING, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1746596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7902 Westpark Drive McLean, VA	22102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 273-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No

     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $304,602,341. */

     The number of shares of the registrant’s common stock outstanding at March 1, 2004 was 21,187,382.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s 2004 annual meeting proxy statement are incorporated by reference into Part III hereof.

*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock are considered to be affiliates.

     This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Although Sunrise believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that Sunrise’s expectations will be realized. Sunrise’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, business conditions, competition, changes in interest rates, our ability to manage our expenses as a percentage of revenues under management, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living Services’ operations and other acquisitions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise”, the “Company”,“we”, “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

     Sunrise, a Delaware corporation, is a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of December 31, 2003, Sunrise operated 373 open communities, including 361 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Sunrise communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. Sunrise also develops senior living communities for itself, for joint ventures in which it retains an ownership interest and for third parties.

     In 2003, Sunrise completed its long-range strategic objective of transforming itself into a senior living management services company through (1) the closing and integration of two significant acquisitions of management contracts (see “Recent Developments”), (2) the development of new communities primarily through joint ventures and (3) the continuation of our sale/long-term manage back program. Sunrise believes that this transformation has and will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.

     To reflect the substantial expansion of Sunrise’s senior living business and the broad scope of services resulting from its transformation into a senior living management services company, Sunrise changed its name in 2003 to Sunrise Senior Living, Inc.

Recent Developments

     Marriott Senior Living Services

     In March 2003, Sunrise completed the acquisition from Marriott International, Inc. of all of the outstanding stock of Marriott’s wholly owned subsidiary, Marriott Senior Living Services, Inc., which owns and operates senior independent full-service and assisted living communities. Upon the closing of this transaction, Sunrise assumed management of 129 operating properties with a total resident capacity of more than 23,000. These properties consisted of 108 management contracts and 21 operating leases. Through Sunrise’s acquisition of all of Marriott Senior Living’s outstanding stock, Sunrise also acquired 11 land parcels, certain other assets of Marriott Senior Living and Marriott Senior Living’s approximately 15,000 employees.

     Sunrise paid approximately $92 million in cash, subject to certain adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of Marriott Senior Living. Sunrise also assumed approximately $29 million of working capital liabilities and other funding obligations and approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Sunrise used cash on hand, including proceeds from completed sale/long-term manage back transactions, and capacity under its various credit facilities to fund this purchase price.

     The Marriott Senior Living portfolio of 129 properties is located in 29 states with a total resident capacity of more than 23,000. The majority of the communities are clustered in major metropolitan markets, which is consistent with Sunrise’s operating strategy. Approximately 50 percent of the resident capacity of the portfolio is assisted living, 34 percent is independent living and 16 percent is skilled nursing.

     Edencare

     In November 2003, Sunrise assumed management of 22 EdenCare Senior Living Services communities located in the southern United States. Sunrise began managing the 22 communities, with a total resident capacity of approximately 2,000, pursuant to long-term management contracts with CNL Retirement Properties, Inc., the new owner of these properties. The portfolio of 22 communities (one each in Alabama and North Carolina, six in Georgia, two in Kentucky, five in South Carolina and seven in Texas) consists of 19 assisted living and Alzheimer care communities (ranging from 40 to 90 units) and three full service campuses providing independent living, assisted living and Alzheimer care (ranging from 190 to 210 units).

     Sale / Long-term Manage Back Transactions

     In 2003, Sunrise completed the sale of 43 consolidated communities pursuant to its sale/long-term manage back program. Sunrise continues to operate all 43 of these communities under long-term management agreements.

The Senior Living Industry

     The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care.

•	Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although some residents may contract out for those services.

•	Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living, Alzheimer’s care and other services (for example, housekeeping, meals and activities).

•	Skilled nursing meets the needs of seniors whose care needs require 24-hour skilled nursing services or who are receiving rehabilitative services following an adverse event (for example, a broken hip or stroke).

     In all of these settings, seniors may elect to bring in additional care and services as needed, such as home-health care (except in a skilled nursing setting) and end-of-life or hospice care.

     The senior living industry is highly fragmented and characterized predominantly by numerous local and regional senior living operators. Senior living providers may operate freestanding independent living, assisted living or skilled nursing residences, or communities that feature a combination of senior living options such as continuing care retirement communities (“CCRCs”), which typically consist of large independent living campuses with assisted living and skilled nursing sections. The level of care and services offered by providers varies along with the size of communities, number of residents served and design of properties (for example, purpose-built communities or refurbished structures).

Sunrise Senior Living Services

     Throughout its history, Sunrise has advocated a resident-centered approach to senior living and offers a broad range of service and care options to meet the needs of its residents. In select communities, Sunrise offers independent living services, which include housing, meals, transportation, activities and housekeeping, and in some communities, Sunrise provides licensed skilled nursing services for residents who require 24-hour skilled nursing care. The substantial majority of Sunrise’s communities currently are assisted living communities, which offer basic care and services for seniors who need assistance with some activities of daily living.

     Assisted Living

     Upon a resident’s move-in to an assisted living community, Sunrise assesses each resident, generally with input from a resident’s family and physician, and develops an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The plan is periodically reviewed and updated by Sunrise, and communicated to the resident, the resident’s family, or both.

     Sunrise offers a choice of care levels in its assisted living communities based on the frequency and intensity of assistance and care that a resident needs or prefers. Most of Sunrise’s assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, Sunrise believes it is better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually whereas fees for additional care are revised when a change in care needs arises.

     Basic Assisted Living

     Sunrise’s basic assisted living program includes:

•	assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene, and grooming;

•	three meals per day served in a common dining room;

•	coordination of special diets;

•	emergency call systems in each unit;

•	transportation to stores and community services;

•	assistance with coordination of physician care, physical therapy and other medical services;

•	health promotion and related programs;

•	housekeeping services; and

•	social and recreational activities.

     Assisted Living Extended Levels of Care

     Sunrise offers various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. Sunrise charges an additional daily fee based on additional staff hours of care and services provided. These extended levels of care allow Sunrise, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. At December 31, 2003, approximately 29% of Sunrise’s assisted living residents participated in extended levels of care.

     Reminiscence Care

     Sunrise believes its Reminiscence neighborhoods distinguish it from many other senior living providers that do not provide such specialized care. Sunrise’s Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services needed to help cognitively impaired residents, including residents with Alzheimer’s disease, maintain a higher quality of life. Specially trained staff members provide basic care and other specifically designed care and services to cognitively impaired residents in separate areas of our communities. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. At December 31, 2003, approximately 21% of Sunrise’s assisted living residents participated in the Reminiscence program.

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

     Independent Living, Skilled Nursing and Other Services

     In some of its communities, Sunrise also offers independent living for residents and in other communities Sunrise offers skilled nursing care. Sunrise has team members specially trained to serve residents in these communities in compliance with the appropriate state and federal licensing statutes. Additionally, Sunrise, through its minority interest in a joint venture, offers At Home Assisted Living services in several east coast markets and in Chicago. The At Home program offers assisted living services by highly trained staff members in customers’ own homes. The At Home program offers different services (for example, emergency response/notification, medication set-up and monitoring, health monitoring and assistance with activities of daily living), and levels of care from which customers may choose to meet their specific care needs.

     While Sunrise serves the vast majority of a resident’s needs with its own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents at Sunrise communities by third parties. Sunrise’s staff members assist residents in locating qualified providers for such health care services.

     Senior Living Community Resident Fees

     The average daily resident fee, consisting of daily net resident fees plus additional care fees combined, for senior living communities owned by Sunrise or in which it has an ownership interest that have been operated by Sunrise for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $127 for 2003, $109 for 2002 and $104 for 2001. During 2003, approximately 93% of Sunrise’s resident fee revenues were derived from private pay sources.

     Managed Communities

     In addition to managing its owned communities and communities in which it retains an ownership interest, Sunrise also manages for third-party owners 187 operating communities and five communities under development with a total resident capacity of over 24,100. The management contracts for these properties have various terms, in some cases, running through December 2030. Sunrise intends to continue to capitalize on its brand and management services experience by seeking to enter into third-party management and development contracts with other owners of senior living properties.

Properties

     As of December 31, 2003, Sunrise operated 373 senior living properties with a resident capacity of approximately 43,000. In addition, as of December 31, 2003, Sunrise had 23 properties with a resident capacity of approximately 2,100 under construction. Sunrise manages both properties that it owns or in which it has an ownership interest and properties owned by third parties. The following charts summarize Sunrise’s portfolio of operating properties and properties under construction as of December 31, 2003.

     Operating Properties

	Number of Properties			Total Resident Capacity

Location	Consolidated	Joint Venture	Managed	Consolidated	Joint Venture	Managed
Alabama	—	—	1	—	—	110
Arizona	2	—	3	293	—	881
Arkansas	—	—	1	—	—	163
California	5	20	20	712	1606	2870
Colorado	1	6	3	74	558	479
Connecticut	2	1	3	168	102	518
Delaware	—	1	5	—	82	869
District of Columbia	—	—	1	—	—	119
Florida	7	—	10	1,926	—	1,989
Georgia	3	5	16	98	630	1,217
Illinois	2	12	6	472	1,066	676
Indiana	4	—	1	279	—	221
Kansas	—	—	2	—	—	371
Kentucky	—	—	6	—	—	953
Louisiana	—	2	2	—	161	113
Maryland	3	2	11	513	233	1,276
Massachusetts	—	5	10	—	332	868
Michigan	1	5	3	77	404	300
Minnesota	—	2	12	—	200	516
Missouri	—	1	—	—	89	—
Nebraska	—	—	1	—	—	166
New Jersey	1	15	10	128	1,255	1,415
New Mexico	2	—	1	101	—	209
New York	—	11	2	—	1,007	243
North Carolina	2	1	6	127	91	613
North Dakota	2	—	—	96	—	—

	Number of Properties			Total Resident Capacity

Location	Consolidated	Joint Venture	Managed	Consolidated	Joint Venture	Managed
Ohio	14	3	6	903	168	802
Oklahoma	—	—	2	—	—	240
Pennsylvania	4	11	1	765	905	188
South Carolina	1	—	7	39	—	754
Tennessee	—	—	1	—	—	115
Texas	1	—	14	145	—	2,678
Utah	—	—	1	—	—	164
Virginia	8	5	15	1,546	466	1,223
Washington	—	1	4	—	84	332
United Kingdom	—	3	—	—	301	—
Canada	1	8	—	77	821	—

Total Open Properties/Resident Capacity	66	120	187	8,539	10,561	23,651

     Properties Under Construction

	Number of Properties			Total Resident Capacity
Location	Consolidated	Joint Venture	Managed	Consolidated	Joint Venture	Managed
California	—	7	1	—	657	96
District of Columbia	—	1	—	—	116	—
Michigan	—	1	—	—	71	—
Missouri	2	—	—	169	—	—
New Jersey	—	—	3	—	—	268
New York	1	—	—	95	—	—
Pennsylvania	—	1	—	—	92	—
Washington	—	—	1	—	—	71

	Number of Properties			Total Resident Capacity
Location	Consolidated	Joint Venture	Managed	Consolidated	Joint Venture	Managed
United Kingdom	—	2	—	—	212	—
Canada	1	—	—	90	—	—
Germany	—	2	—	—	202	—

Total Properties Under Construction /Resident Capacity	4	14	5	354	1,350	435

Total Properties/Resident Capacity Open and Under Construction	70	134	192	8,893	11,911	24,086

Facility Development

     As part of its growth strategy, Sunrise develops and acquires senior living communities in top U.S. and international major metropolitan markets. The company develops and acquires these senior living communities for itself, for joint ventures in which it retains an ownership interest and for third parties. Sunrise targets sites for development and acquisition in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective market, Sunrise considers a number of factors, including:

•	population;

•	income and age demographics;

•	target site visibility;

•	probability of obtaining zoning approvals;

•	estimated level of market demand; and

•	the ability to maximize management resources in a specific market by clustering its development and operating activities.

     Development

     Since its initial public offering in June 1996 through December 31, 2003, Sunrise has completed development of 136 new model communities with a resident capacity of approximately 11,840. At December 31, 2003, Sunrise had 23 communities under construction with resident capacity of approximately 2,100 and had entered into contracts to purchase or lease 39 additional sites. These sites are located in California, Colorado, Illinois, Kansas, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, New Jersey, New York, Pennsylvania, Texas, Virginia, United Kingdom, Canada and Germany. Sunrise is pursuing additional development opportunities as market conditions warrant. Sunrise bases its development primarily upon its model facility that it has developed and refined since the first model facility was designed in 1985. Use of a standard model allows Sunrise to control development costs, maintain facility consistency and improve operational efficiency. Use of the Sunrise model also creates “brand” awareness in Sunrise’s markets.

     The primary milestones in the development process are:

•	site selection and contract signing;

•	feasibility;

•	zoning, site plan approval and building permits; and

•	completion of construction.

     For development projects in the United States, once a market has been identified, site selection and contract signing typically take approximately three to nine months. Zoning and site plan approval generally take 12 months and are typically the most difficult steps in the development process due to Sunrise’s selection of sites in mature communities which usually require site rezoning. Community construction normally takes 12 to 15 months. Sunrise believes its extensive development experience gives it an advantage relative to certain of its competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a community receives a certificate of occupancy, residents usually begin to move in within one month. The cost of any particular community may vary considerably based on a variety of site-specific factors.

     Consistent with Sunrise’s transformation into a senior living management services company, Sunrise expects substantially all of its future development activities to be conducted with joint venture partners or for third parties. Sunrise has already entered into unconsolidated joint venture arrangements with third parties to develop projects in the United States, the United Kingdom, Germany and Canada. Sunrise is providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future, but with no obligation to acquire such assets. Sunrise has ownership interests in these joint ventures ranging from seven to 20 percent. Sunrise will manage these properties pursuant to long-term management contracts.

     Sunrise’s development activities are coordinated by its experienced development staff, which has extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and hands-on construction functions are contracted to experienced, outside architects and contractors.

     Facility Acquisitions

     As part of its growth strategy, Sunrise also seeks to acquire attractive senior living communities in top U.S. and international major metropolitan markets. Sunrise expects to partner with capital providers for such transactions. In evaluating possible acquisitions, Sunrise considers various factors, including:

•	location, construction quality, condition and design of the community;

•	current and projected community cash flow

•	the ability to increase revenue, occupancy and cash flow by providing a full range of senior living services;

•	costs of community repositioning, including any renovations; and

•	the extent to which the acquisition will complement Sunrise’s development plans.

     Sale/Long-Term Manage Back Program

     In 2000, Sunrise announced its intention to initiate a program to sell its consolidated properties, subject to market conditions, while retaining long-term management agreements. This sale/manage-back program has enabled Sunrise to reduce debt, re-deploy its capital into new development projects and realize gains on appreciated real estate. As of December 31, 2003, Sunrise has completed the sale of interests ranging from 75% to 100% in 100 communities. Sunrise continues to operate 99 of these 100 communities under long-term operating agreements. Sunrise has 66 remaining consolidated and majority owned communities. Since 29 of the communities are leased, Sunrise has 37 remaining operating communities (2,490 resident capacity) that are wholly owned and potentially available for the company’s sale/long-term manage back program.

Company Operations

     Operating Structure

     Sunrise has centralized accounting, finance and other operational functions at the corporate headquarters and at regional office levels which enables community-based personnel to focus on resident care, consistent with Sunrise’s operating philosophy. Sunrise maintains its corporate headquarters office in McLean, Virginia. Corporate staff members are responsible for: the establishment of company-wide policies and procedures relating to resident care, employee hiring, training and retention, community design and development, and community operations; accounting and finance functions including billing and collection, accounts payable, general finance and accounting, and tax planning and compliance; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of community-based operations, including marketing and sales activities; resident care; the hiring of community executives, care managers and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of Sunrise’s development and acquisition plans within a given geographic region.

     In the United States, Sunrise is currently organized into three large geographic regions: East, Central/South and West, with multiple cluster regions under each. Sunrise has regional offices in Boston, MA, Long Island, NY, Villanova, PA, Atlanta, GA, Chicago, IL, Columbus, OH and Claremont, CA that support the currently opened and/or to-be-opened properties in these markets. Sunrise also has regional offices in London, England, Frankfurt, Germany and Toronto, Canada supporting the Sunrise communities open or under construction in those locations. Each regional cluster is headed by either an area vice president or an area manager of operations with extensive experience in the senior housing, health care and senior living industries. Each regional cluster is supported typically by sales/marketing specialists, resident care specialists, a human resource specialist, a dining specialist and a programming specialist. Sunrise expects that all regional clusters will create similar staff positions as the number of communities in those regions increases.

     Community Staffing

     Each of Sunrise’s communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, and financial performance. Each executive director receives specialized training from Sunrise. Sunrise believes that the quality and size of its communities, coupled with its competitive compensation philosophy, have enabled it to attract high-quality, professional executive directors. The executive director is supported by the department heads, who oversee the care and services provided in the community and other specialists such as a nurse, who serves as a case manager responsible for coordinating the services necessary to meet residents’ health care needs and a director of community relations, who is responsible for selling Sunrise services. Other key positions include the dining services coordinator, the program coordinator and the maintenance coordinator.

     Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services. As permitted by state law, care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a community varies according to the level of care required by the residents of the community and the numbers of residents receiving extended levels of care or care in connection with cognitive impairments such as Alzheimer’s disease.

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

     For department managers, Sunrise has developed the “mentor program,” which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive several weeks of training including classroom, on the job and corporate orientation. Thereafter, the mentor maintains regular contact with the new manager to provide ongoing support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including Sunrise’s “Reminiscence Program,” social and volunteer programs, human resources, staffing and scheduling and medication management.

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

     Regular Community Inspections. Community inspections are conducted by regional operations staff on a regular basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. In addition, a headquarters-based team visits each community annually to review these same areas.

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

     Sales and Marketing

     Sunrise’s sales and marketing strategy is intended to create awareness of and preference for Sunrise’s unique product/service positioning, leading to inquiries and visits to Sunrise communities from potential residents and their family members as well as positive referrals from key community sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A central marketing staff supports the field and communities by developing overall strategies, systems, processes and programs for promoting

Sunrise in its local markets and monitors the success of overall and site/region specific marketing efforts.

     Each community has at least one dedicated sales person responsible for property-specific sales efforts. The community-based sales staff and executive director is supported by an area sales manager who is responsible for coaching, development and performance management of community sales staff as well as supporting the development of the local marketing strategy.

     Core marketing and sales communication elements include local and regional print, local and network radio, direct mail, yellow pages, property signage, personal contacts with prospective referral sources, open houses, health fairs, grand openings for new communities, various community receptions and more. Sales training and development programs are in place to continuously increase the skills and competencies of community-based sales staff and area sales managers.

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

Government Regulation

     Senior living communities are subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements include or address:

•	personnel education, training, and records;

•	community services, including:

•	administration and supervision of medication;

•	the provision of limited nursing services;

•	admission and discharge criteria; and;

•	documentation and reporting requirements;

•	staffing requirements;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans, and

•	resident rights and responsibilities.

     Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities which are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities which participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries. In several of the states in which Sunrise operates or intends to operate, senior living communities also require a certificate of need before the community can be opened. In most states, senior living communities are also subject to state or local building codes, fire codes, and food service licensing or certification requirements. Senior living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member or a Sunrise competitor.

     From time to time in the ordinary course of business, Sunrise receives deficiency reports, which Sunrise reviews to take appropriate corrective action. Most inspection deficiencies are resolved through a plan of corrective action. However, the reviewing agency typically has the authority to take action against a licensed community where deficiencies are noted. This action may include imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, loss of certification as a provider under federal health care programs, or other sanctions. If Sunrise fails to comply with applicable requirements, Sunrise’s business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by Sunrise has resulted in a suspension, fine, or other disposition that has had a material adverse effect on Sunrise’s revenues.

     Regulation of the senior living industry is evolving. Sunrise’s operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised, or a determination is made that the care provided by one or more of Sunrise’s communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, Sunrise’s operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect Sunrise, such as reductions in Medicare or Medicaid program funding. For example, the Balanced Budget Act of 1997 established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving Medicare reimbursement adequate to cover the costs of operating the facilities. The Balanced Budget Act of 1997 also repealed rules which required state Medicaid payments to nursing facilities to be “reasonable and adequate” to cover the costs of efficiently and economically operated facilities.

     Sunrise is also subject to certain federal and state anti-remuneration laws, such as the federal health care programs anti-kickback law, which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect remuneration that is intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care programs anti-kickback law has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Additionally, in some states, Sunrise operates communities for which bills are submitted to federal and/or state health care programs, including state Medicaid waiver programs for assisted living communities, the Medicare skilled nursing community benefit program, the Medicaid nursing facility benefit program or some other federal or state health care program. Consequently, Sunrise is subject to federal and state laws which prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Billing rules are often complicated, and during the past several years, a number of health care providers have been investigated and required to repay funds, including penalties, for what federal or state enforcement officials deemed to be erroneous, or in some cases, fraudulent billing practices. Violation of any of these laws can result in loss of licensure, civil or criminal penalties, and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Similar state laws vary from state to state, are sometimes vague, and have rarely been interpreted by courts or regulatory agencies.

     Sunrise is also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. Rules that became effective April 14, 2003 govern Sunrise’s use and disclosure of health information at certain HIPAA covered communities. Sunrise established procedures to comply with HIPAA privacy requirements at these communities. HIPAA’s rule requiring that electronic health care transactions, including bills submitted to third party payors, be conducted in a standardized format, become effective for most covered entities on October 16, 2003, although the HHS Center for Medicare Services has indicated that its contractors will continue to accept legacy claims for an unspecified period of time while covered entities make good faith efforts to comply. The HIPAA rule establishing administrative, physical and technical security standards for health information will become effective in April of 2005. The Company is addressing these requirements and expects to be in compliance by April 2005. Although both current and pending HIPAA requirements affect the manner in which Sunrise handles health data and communicates with payors at covered communities, Sunrise believes that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

     At December 31, 2003, Sunrise had 31,038 employees, including 18,732 full-time employees, of which 688 were employed at Sunrise’s headquarters and business office. Sunrise believes employee relations are good.

Website

     Sunrise’s Internet website is at http://www.sunriseseniorliving.com. Sunrise makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Relating to Sunrise’s Business

•	We may be unable to manage effectively our growth and expansion, which may harm our financial condition and operating results.

     The operations of Sunrise and Marriott Senior Living Services, or of other entities that we have or may acquire, may not be integrated successfully, and the intended benefits of such transactions may not be realized, each of which could have a negative impact on the revenues, expenses and operating results of Sunrise.

     Sunrise’s acquisition of Marriott Senior Living Services poses risks for the ongoing operations of Sunrise, including that:

•	the Marriott Senior Living Services portfolio may not perform as well as Sunrise anticipates due to various factors, including disruptions caused by the integration of operations with Sunrise, changes in macro-economic conditions and the termination of some of the management agreements that comprise the Marriott Senior Living Services portfolio;

•	the diversion of management attention to the continued integration of the operations of Marriott Senior Living Services could have a material adverse effect on the continued operation and expansion of Sunrise’s existing business;

•	Sunrise may not effectively integrate the operations of Marriott Senior Living Services;

•	Sunrise may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of Marriott Senior Living Services employees; and

•	following the transaction, Sunrise may not achieve expected cost savings and operating efficiencies, such as the elimination of redundant administrative costs and property management costs.

Sunrise’s acquisition of other entities in the ordinary course of business may pose similar risks to us. If Sunrise fails to successfully integrate Marriott Senior Living Services or such other entities and/or fails to realize the intended benefits of such transactions, such failure could have a material adverse effect on the revenues, expenses and operating results of Sunrise and the market price of Sunrise’s common stock could decline from its market price at the time of completion of such acquisitions. We expect that the number of our owned and operated communities will increase substantially as we pursue our future growth plans. This rapid growth will place demands on our management resources. Our ability to manage our growth effectively will require that we continue to expand our operational, financial and management systems and that we continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business and financial results could be adversely affected.

•	Liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations.

     The senior living business entails an inherent risk of liability. In recent years, we, as well as other participants in our industry, have become subject to an increasing number of lawsuits alleging negligence or related legal theories. Many of these lawsuits involve large claims and significant legal costs. We maintain liability insurance policies in amounts we believe are adequate based on the nature and risks of our business, historical experience and industry standards.

     We purchase insurance for property, casualty and other risks from insurers based on published ratings by recognized rating agencies, advice from national insurance brokers and consultants and other insurance industry-recognized information sources. Moreover, certain insurance policies cover events for which payment obligations and the timing of payments are only determined in the future. Any of these insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims.

     Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, are insured in loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For these self-insured liability risks, we are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. General and professional liability and workers’ compensation liabilities within these self-insured limits are estimated annually by independent actuaries and reviewed monthly by the Company, including a provision for the estimate of the costs of incurred but not reported claims.

     We cannot be sure that claims will not arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases.

•	Any delays we experience in developing new communities could impede our growth and adversely affect our revenues and results of operations.

     Our growth objectives include the development of a significant number of new senior living communities, both domestically and internationally. We currently have 23 communities under construction with a resident capacity of approximately 2,100 residents. As of December 31, 2003, we had entered into contracts to purchase or lease 39 additional development sites. Of these sites, we have received zoning approval from the applicable municipal authority to construct a senior living facility on 15 sites and we are pursuing zoning approval on the remaining sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.

     Our ability to successfully achieve these development plans will depend upon a variety of factors, many of which are outside our control. These factors include:

•	difficulties or delays experienced in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	Shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions that could delay construction projects;

•	difficulties in finding suitable sites for future development activities at acceptable prices;

•	increased costs resulting from general economic conditions or increases in the costs of materials; and

•	Increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied.

     We cannot assure you that we will not experience delays in completing facilities under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow or we may not meet our growth objectives, which would adversely impact our revenues and results of operations.

•	Our failure to attract joint venture and third party partners for developing senior living communities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.

     As part of our normal operations, we develop senior living communities with joint venture and third party partners and enter into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to reduce our debt, re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with joint venture and third party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners and we cannot assure you that we can continue to develop communities with such partners at or near the pace we have maintained in the past. If we are unable to continue to implement our strategy of developing senior living communities with joint venture and third party partners, we may not meet our development objectives and our revenues, results of operations and our ability to finance the construction of new facilities could be materially adversely affected.

•	Our failure to secure additional financing to fund our development activities could slow our growth and could adversely affect our revenues and results of operations.

     We will need to obtain additional financial resources to fund our development and construction activities either on balance sheet or with joint ventures. We currently estimate that existing credit facilities, together with existing working capital, cash generated from operations, financing commitments and financing expected to be available, will be sufficient to fund communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $49 million to complete the communities we currently have under construction. As of December 31, 2003, we had entered into contracts to purchase or lease 39 additional sites for a total contracted purchase price of $49 million. We estimate that it will cost Sunrise or the applicable joint venture approximately $540 million to develop these communities. We expect that our cash flow from operations, together with borrowings under existing credit facilities, will be sufficient to fund the development sites for these additional senior living facilities for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. If we are not able to obtain additional financing on favorable terms, we may have to delay or eliminate all or some of our development projects, which could adversely affect our revenues and results of operations.

•	Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

     At December 31, 2003, we had mortgage, construction and other indebtedness totaling $223 million and unused lines of credit totaling $225 million. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot assure you that we will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the facility. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of facilities.

•	Our failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.

     There are various financial covenants and other restrictions in our debt instruments, including provisions which:

•	require us to meet specified financial tests. For example, our $200 million line of credit requires us to not to exceed certain leverage ratios, maintain certain fixed charges coverage ratios and have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant;

•	require consent for changes in control of us; and

•	restrict our ability and our subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent.

     These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we default under our debt, the related indebtedness could become due and payable prior to its stated due date. We cannot assure you that we could pay this debt if it became due. Further, our line of credit contains a cross-default provision pursuant to which a default on other indebtedness by us or by any of our consolidated subsidiaries under the line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the line of credit.

•	Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

     At December 31, 2003, we had approximately $42 million of floating-rate debt at a weighted average interest rate of 3.27%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million based on the amount of floating-rate debt at December 31, 2003.

•	Early termination or non-renewal of our management service agreements could cause a loss in revenues.

     Approximately $772 million in revenues were generated through third-party and joint venture management service agreements in 2003. We provide management services to third party and joint venture owners to operate senior living communities and provide management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. The terms of our third-party management service agreements generally are five years and the terms of our management agreements entered into in connection with our sale/long-term manage back transactions generally range from 25 to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, property owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community. Also, in some instances, a property owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same property owner or its affiliates. Early termination of our management agreements or non-renewal or renewal on less favorable terms could cause a loss in revenues and could negatively impact earnings.

•	Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our daily resident fees could cause our resident fee revenues and results of operations to decline.

     Assisted living services, which represents a substantial portion of our senior living services, currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of our resident fee revenues are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new facilities and the staffing and other costs of providing the assisted living services at these facilities, only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay the daily resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our daily resident fees. If we are unable to attract seniors with sufficient income, assets or other resources, our resident fee revenues and results of operations may decline.

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

     State regulations governing assisted living facilities generally require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their agreement on 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average residents means that the resident turnover rate in our senior living facilities may be difficult to predict.

•	Departure of our key officers could harm our business.

     Our future success depends, to a significant extent, upon the continued services of Paul J. Klaassen, our chairman of the board, chief executive officer and founder; and Thomas B. Newell, our president. Other than Mr. Klaassen, who entered into an amended and restated employment agreement with us in November 2003 providing for a rolling five-year term, none of our key officers have employment agreements. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

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

     The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, facility-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent and assisted living segments of the senior living industry are not as substantial as in other health industries, but such barriers to competitive entry are more substantial for the skilled nursing segment of the senior living industry. In pursuing our growth strategies, we have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living facilities. Consequently, we may encounter competition that could limit our ability to attract new residents or expand our business, which could have a material adverse effect on our revenues and results of operations. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates, which could adversely affect our results of operations.

•	Our success depends on attracting and retaining skilled personnel, and increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which we may not be able to offset by increasing the rates we charge to our residents.

     We compete with various health care services providers, including other elderly care providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each of our communities. A shortage of nurses or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed. Employee compensation, including salary increases and the hiring of additional personnel to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

•	The need to comply with government regulation of senior living facilities may increase our costs of doing business and increase our operating costs.

     Senior living facilities are subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements include or address:

•	personnel education, training, and records;

•	community services, including:

— administration and supervision of medication;

— the provision of limited nursing services;

— admission and discharge criteria; and

— documentation and reporting requirements;

•	staffing requirements;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans; and

•	resident rights and responsibilities.

     Communities which are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health care services. Communities which participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries. In several of the states in which we operate or intend to operate, senior living communities also require a certificate of need before the community can be opened. In most states, senior living communities also are subject to state or local building codes, fire codes and food service licensing or certification requirements. Like other health care communities, senior living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or a Sunrise competitor.

     From time to time in the ordinary course of business, we receive deficiency reports, which we review to take appropriate corrective action. Most inspection deficiencies are resolved through a plan of corrective action. However, the reviewing agency typically has the authority to take action against a licensed community where deficiencies are noted. This action may include imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, loss of certification as a provider under federal health care programs or other sanctions. If we fail to comply with applicable requirements, our business and revenues could be materially and adversely affected.

     Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised or a determination is made that the care provided by one or more of our communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment for health care services. Some aspects of these initiatives could adversely affect Sunrise, such as, reductions in Medicare or Medicaid program funding. For example, the Balanced Budget Act of 1997 (BBA) established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving Medicare reimbursement adequate to cover the costs of operating the facilities. The BBA also repealed rules which required state Medicaid payments to nursing facilities to be “reasonable and adequate” to cover the costs of efficiently and economically operated facilities.

     We also are subject to certain federal and state anti-remuneration laws, such as the federal health care programs anti-kickback law, which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect remuneration that is intended to induce the referral of patients to, the arranging of services by, or the recommending of, a particular provider of health care items or services. The federal health care programs anti-kickback laws have been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Additionally, in some states, we operate communities for which bills are submitted to federal and/or state health care programs, including state Medicaid waiver programs for assisted living facilities, the Medicare skilled nursing facility benefit program, the Medicaid nursing facility benefit program or some other federal or state health care program. Consequently, we are subject to federal and state laws which prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Billing rules are often complicated, and during the past several years, a number of health care providers have been investigated and required to repay funds, including penalties, for what federal or state enforcement officials deemed to be, or in some cases, fraudulent billing practices. Violation of any of these laws can result in loss of licensure, civil or criminal penalties, and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. Similar state laws vary from state to state, are sometimes vague and have rarely been interpreted by courts or regulatory agencies.

     Sunrise is also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. Rules that became effective April 14, 2003 govern Sunrise’s use and disclosure of health information at certain HIPAA covered communities. Sunrise established procedures to comply with HIPAA privacy requirements at these communities. HIPAA’s rule requiring that electronic health care transactions, including bills submitted to third party payors, be conducted in a standardized format, become effective for most covered entities on October 16, 2003, although the HHS Center for Medicare Services has indicated that its contractors will continue to accept legacy claims for an unspecified period of time while covered entities make good faith efforts to comply. The HIPAA rule establishing administrative, physical and technical security standards for health information will become effective in April of 2005. The Company is addressing these requirements and expects to be in compliance by April 2005. Although both current and pending HIPAA requirements affect the manner in which Sunrise handles health data and communicates with payors at covered communities, Sunrise believes that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.

•	Anti-takeover provisions in our governing documents and under Delaware law could make it more difficult to effect a change in control even if it were in the best interests of our stockholders.

     Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us or discourage an attempt to do so. In addition, these provisions could limit the price some investors are willing to pay for our common stock. These provisions include:

•	Board authority to issue preferred stock without stockholder approval. Our board of directors is authorized to issue preferred stock having a preference as to dividends or liquidation over the common stock without stockholder approval. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock and could be used to discourage, delay or prevent a change in control of Sunrise;

•	Staggered board and board size fixed within range. Our board of directors is divided into three classes. The total number of directors is fixed by a two-thirds vote of the board within a range of a minimum of two and a maximum of 11. These provisions may make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, would generally be required to effect a change in a majority of our board of directors;

•	Filling of Board Vacancies; Removal. Any vacancy occurring in the board of directors, including any vacancy created by an increase in the number of directors, shall be filled for the unexpired term by the vote of a majority of the directors then in office, and any director so chosen shall hold office for the remainder of the full term of the class in which the new directorship was created or the vacancy occurred. Directors may only be removed with cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors;

•	Other constituency provision. Our board of directors is required under our certificate of incorporation to consider other constituencies, such as employees, residents, their families and the communities in which we and our subsidiaries operate, in evaluating any proposal to acquire us. This provision may allow our board of directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders;

•	Call of special meetings. A special meeting of our stockholders may be called only by the chairman of the board, the president, by a majority of the directors or by stockholders possessing at least 25% of the voting power of the issued and outstanding voting stock entitled to vote generally in the election of directors. This provision limits the ability of stockholders to call special meetings;

•	Stockholder action instead of meeting by unanimous written consent. Any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders, unless such consent is unanimous. This provision limits the ability of stockholders to take action by written consent in lieu of a meeting;

•	Supermajority vote of stockholders or the directors required for bylaw amendments. A two-thirds vote of the outstanding shares of common stock is required for stockholders to amend the bylaws. Amendments to the bylaws by directors require approval by at least a two-thirds vote of the directors. These provisions may make more difficult bylaw amendments that stockholders may believe are desirable;

•	Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the foregoing provisions which are contained in our certificate of incorporation. All amendments to the certificate of incorporation must first be proposed by a two-thirds vote of directors. These supermajority vote requirements may make more difficult amendments to these provisions of the certificate of incorporation that stockholders may believe are desirable; and

•	Advance notice bylaw. We have an advance notice bylaw provision requiring stockholders intending to present nominations for directors or other business for consideration at a meeting of stockholders to notify us no later than 60 days before the meeting or 15 days after the date notice of the meeting is mailed or public notice of the meeting is given, if less than 75 days’ notice of the date of the meeting is given or made to stockholders. This provision limits the ability of stockholders to make nominations for directors or introduce other proposals that are not timely received for consideration at a meeting.

     In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person owning 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our board of directors approves in advance the person’s acquisition of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least a two-thirds of the outstanding shares not owned by the acquiring person. When we were formed in December 1994, the Klaassens and their respective affiliates and estates were exempted from this provision.

•	Our board of directors has adopted a stockholder rights plan that could discourage a third party from making a proposal to acquire us.

     In 1996, our board of directors adopted a stockholder rights plan, which may discourage a third party from making a proposal to acquire us. Under the plan, preferred purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition of 20% or more of our outstanding common stock, unless the board of directors redeems the rights. If triggered, these rights would entitle our stockholders other than the acquiror to purchase our common stock, and possibly the common stock of the acquiror, at a price equal to one-half the market value of our common stock.

•	Our management has influence over matters requiring the approval of stockholders.

     As of December 31, 2003, the Klaassens beneficially owned approximately 15% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 21% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 2. Properties

     Sunrise leases its corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to twelve years.

     Of the 373 communities operated by Sunrise at December 31, 2003, 37 are wholly owned, 29 are leased under operating leases, 120 are owned in joint ventures and 187 are owned by third parties. See Item 1 and Notes to Consolidated Financial Statements for further detail.

Item 3. Legal Proceedings

     Sunrise Senior Living Services, Inc., formerly known as Marriott Senior Living Services, Inc. (“SLS”), a wholly-owned subsidiary of Sunrise which was acquired from Marriott International, Inc. in March 2003, was a party in two now-settled lawsuits in which the opposing parties were Senior Housing Properties Trust (“SNH”) and Five Star Quality Care, Inc. (“FVE”), the owner and lessee, respectively, of 31 senior living communities operated by SLS. The lawsuits were filed in November 2002, prior to Sunrise’s purchase of all of the outstanding stock of SLS from Marriott in March 2003. The lawsuits pertained to, among other things, purported breaches by SLS of the operating agreements for the communities at issue, the right of SLS to take certain actions in connection with the sale of SLS from Marriott to Sunrise, including removal of Marriott proprietary marks from the communities, and the right of SNH/FVE to terminate the operating agreements. The lawsuits were settled in January 2004. Under the stock purchase agreement pursuant to which Sunrise purchased the outstanding stock of SLS, Marriott indemnified and held Sunrise harmless for certain attorneys’ fees, costs and payments made or incurred in connection with the lawsuit.

     In addition, Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Sunrise’s management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Sunrise’s business, financial condition, and results of operations.

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

Prior to that date, our common stock was traded on The Nasdaq National Market under the symbol ''SNRZ.’’ As of March 3, 2004, there were 263 stockholders of record. No cash dividends have been paid in the past. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low
March 31, 2002	$32.70	$20.60
June 30, 2002	$30.15	$25.36
September 30, 2002	$27.50	$21.00
December 31, 2002	$29.00	$19.60

Quarter Ended	High	Low
March 31, 2003	$25.54	$21.37
June 30, 2003	$28.95	$19.60
September 30, 2003	$27.45	$21.26
December 31, 2003	$40.00	$26.40

Equity Compensation Plan Information

     The following table sets forth the following information as of Sunrise’s 2003 year-end for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category(1)	and Rights (a)	and Rights (b)	(a))(c)
Equity compensation plans approved by stockholders (2)	4,044,116	$23.65	540,120
Equity compensation plans not approved by stockholders (4)	282,955	16.75	2,245

Total	4,327,071	$23.31	542,365

(1)	Excludes options to purchase 40,665 shares of Sunrise common stock outstanding pursuant to the Karrington Health Incentive Plan with a weighted average exercise price of $ 35.55.

(2)	Consists of the Sunrise Assisted Living, Inc. 1995 Stock Option Plan, as amended, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option and Restricted Stock Plan, 2003 Stock Option and Restricted Stock Plan, Employee Stock Purchase Plan, and options to purchase up to 50,000 shares of Sunrise common stock under the 1996 Directors’ Option Plan, as amended.

(3)	Includes 108,317 shares available for issuance under the Sunrise Employee Stock Purchase Plan.

(4)	Consists of Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, and options to purchase 25,000 shares of Sunrise common stock under a 1997 amendment to the 1996 Directors’ Option Plan, which amendment was not approved by Sunrise’s stockholders.

1996 Non-Incentive Stock Option Plan, as amended

     The 1996 Non-Incentive Plan was approved by the board of directors on December 13, 1996 and amended by the board on March 16, 1997. The 1996 Non-Incentive Plan was not approved by our stockholders.

     The 1996 Non-Incentive Plan authorizes the grant of options to purchase shares of Sunrise common stock to any employee of Sunrise or any subsidiary of Sunrise as the board of directors shall determine and designate, as well as any consultant or advisor providing bona fide services to Sunrise or any subsidiary of Sunrise, subject to certain limited exceptions. A total of 1,100,000 shares of Sunrise common stock may be issued pursuant to options granted under the 1996 Non-Incentive Plan. Shares issued under the 1996 Non-Incentive Plan become available for future grants if any option expires, terminates, or is terminated or canceled for any reason prior to exercise.

     Options granted under the 1996 Non-Incentive Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement applicable to the option grant. The option exercise price will not be less than the greater of par value or the fair market value of a share of Sunrise common stock on the date of grant. Each option will vest and become exercisable over a period commencing on or after the date of grant, as determined by the compensation committee. In the event of any changes in the Sunrise common stock by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by Sunrise, the number and kind of shares for the acquisition of which options may be granted under the 1996 Non-Incentive Plan shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the option immediately following such event shall, to the extent practicable, be the same as immediately before such event.

     The board may amend, suspend or terminate the 1996 Non-Incentive Plan as to any shares of Sunrise common stock as to which options have not been granted. No amendment, suspension or termination, however, may alter or impair rights or other obligations under any option previously granted under the 1996 Non-Incentive Plan without the consent of the holder.

   1996 Directors’ Option Plan, as amended

     The board of directors adopted on August 25, 1996 and the stockholders approved on April 28, 1997, Sunrise’s 1996 Directors’ Stock Option Plan. At the time of the board’s adoption and the stockholders’ approval of the 1996 Directors’ Stock Option Plan, 50,000 shares of Sunrise common stock were reserved for issuance under that plan. On November 4, 1997, the board of directors amended Sunrise’s 1996 Directors’ Stock Option Plan to increase the number of shares available for issuance under the plan from 50,000 to 75,000 shares of Sunrise common stock. This amendment was not approved by our stockholders because stockholder approval was not required under NASDAQ National Market listing requirements then-applicable to Sunrise. As of December 31, 1999, no shares remained available for grant under the plan.

     Under the 1996 Directors’ Stock Option Plan, upon becoming a director, a non-executive director of Sunrise would receive an initial grant of options to purchase 10,000 shares of Sunrise common stock. Following each annual meeting of stockholders where the director was re-elected, the director would receive an additional grant of 5,000 options. Options granted under the 1996 Director Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement executed by the option holder and Sunrise at the time of grant. The option exercise price will not be less than the fair market value of a share of Sunrise common stock on the date the option is granted. The period for exercising an option begins on the date of grant and generally ends ten years from the date the option is granted. In the event of any changes in the Sunrise common stock by reason of stock dividends, split-ups, recapitalizations, mergers, consolidations, combinations or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of Sunrise common stock available for issuance under the 1996 Director Plan, the number of shares subject to outstanding options, or the exercise price per share of outstanding options.

     Subject to certain limitations, the board of directors may at any time suspend or terminate the 1996 Director Plan, and may amend it from time to time in such respects as the board may deem advisable; provided, however, to the extent required under Rule 16b-3 under the Securities Exchange Act of 1934 as in effect at the time of such amendment, the board shall not amend the 1996 Director Plan in the following respects without the approval of stockholders then sufficient to approve the 1996 Director Plan in the first instance: (a) to materially increase the benefits accruing to participants under the 1996 Director Plan (for example, to increase the number of options that may be granted to any Director); (b) to materially increase the maximum number of shares of Sunrise common stock that may be issued under the 1996 Director Plan; or (c) to materially modify the requirements as to eligibility for participation in the 1996 Director Plan. No amendment, suspension or termination of the Plan, however, shall, without the optionee’s consent, alter or impair any rights or obligations under any stock option agreement previously entered into under the 1996 Director Plan.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Sunrise’s Consolidated Financial Statements and notes thereto included elsewhere herein.

			December 31,
	2003 (1)	2002	2001	2000	1999 (2)
	(dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenue	$1,188,301	$505,912	$428,219	$344,786	$255,219
Management services expenses	692,917	156,251	82,734	22,157	13,623
Facility operating expenses	254,203	167,354	168,602	169,966	131,055
General and administrative expenses	72,596	36,944	32,809	27,418	20,715
Depreciation and amortization expenses	16,406	25,317	28,475	33,902	25,448
Interest expense, net	16,571	24,120	25,315	37,566	21,750
Net income (3)	62,178	54,661	49,101	24,278	20,213
Net income per common share:
Basic	2.92	2.44	2.25	1.12	0.96
Diluted	2.63	2.23	2.08	1.10	0.94
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$102,548	$173,119	$50,275	$42,874	$53,540
Working capital (deficit)	71,123	139,639	38,803	(34,063)	95,480
Total assets	1,009,798	1,116,151	1,177,615	1,129,361	1,101,413
Total debt	222,990	456,969	630,756	674,703	700,943
Stockholders’ equity	490,276	465,818	410,701	354,045	335,124
OPERATING AND OTHER DATA:
Ratio of earnings to fixed charges (4)	2.97x	2.50x	2.49x	1.57x	1.52x
Net cash provided by operating activities	38,818	98,817	101,485	62,477	42,787
Net cash (used in) provided by investing activities	237,464	211,935	(52,518)	(34,258)	(235,065)
Net cash (used in) provided by financing activities	(346,853)	(187,908)	(41,566)	(38,885)	191,621
Properties (at end of period):
Owned	186	181	162	147	126
Managed	187	28	24	17	14

Total	373	209	186	164	140
Resident capacity:
Owned	19,100	14,278	12,607	11,380	9,756
Managed	23,651	2,322	2,190	1,503	1,289

Total	42,751	16,600	14,797	12,883	11,045

(1)	On March 28, 2003, Sunrise completed its acquisition of all of the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (MSLS), which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $29 million of working capital liabilities and other funding obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. The acquisition of MSLS was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

(2)	On May 14, 1999, we completed our acquisition of Karrington through a tax-free, stock-for-stock transaction in which we issued 2.3 million shares of our common stock in exchange for all outstanding shares of Karrington and Karrington became a wholly owned subsidiary of Sunrise. The common stock issued in the transaction, together with related merger costs, had a value of $85 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Karrington since the acquisition are included in our financial information for 1999.

(3)	Net income for the year ended December 31, 2001 included a $2 million non-recurring item ($1 million after tax), which consisted of a $9 million cash payment, net of expenses, received by us in connection with a settlement of a lawsuit filed by Karrington prior to our acquisition of Karrington, and $7 million of non-recurring charges associated with writing down project costs as a result of our decision not to proceed with our planned development of five sites. Net income for the year ended December 31, 1999 included $5 million of non-recurring charges ($4 million after tax), of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement. Of these non-recurring charges, $4 million were non-cash transactions.

(4)	Computed by dividing earnings by total fixed charges. Earnings consist of earnings from continuing operations excluding unusual charges or extraordinary items, plus fixed charges, reduced by the amount of unamortized interest capitalized. Fixed charges consist of interest on debt, including amortization of debt issuance costs, and a portion of rent expense estimated by management to be the interest component of such rentals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, business conditions, competition, changes in interest rates, our ability to manage our expenses as a percentage of revenues under management, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living’s operations and other acquisitions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of December 31, 2003, we operated 361 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Of these, 186 are communities owned by us or in which we have an ownership interest and 187 are communities managed for third parties. Our communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. In addition, we develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest and for third parties.

     In 2003, we completed our long-range strategic objective of transforming ourselves into a senior living management services company through (1) the closing and integration of two significant acquisitions of management contracts (see “Recent Developments” below), (2) the development of new communities primarily through joint ventures and (3) the continuation of our sale/long-term manage back program. We believe that this transformation has and will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.

Recent Developments

     On March 28, 2003, we completed our acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services (“MSLS”), which owns and operates senior independent full-service and assisted living communities. With the closing of this acquisition, we assumed management of an additional 129 operating communities with a total resident capacity of more than 23,000. These communities consisted of 108 management contracts and 21 operating leases. At closing, a majority of MSLS’ approximately 15,000 employees remained employed by MSLS, which has been renamed Sunrise Senior Living Services.

     The MSLS portfolio currently includes 126 communities located in 29 states with a resident capacity of approximately 22,800, net of the termination of three operating leases during the third quarter of 2003. The majority of the communities are clustered in major metropolitan markets, which is consistent with Sunrise’s operating strategy. Approximately 50 percent of the resident capacity of the portfolio is assisted living, 34 percent is independent living and 16 percent is skilled nursing.

     On June 30, 2003, we acquired the remaining majority interest in seven senior living communities in which we previously maintained a minority ownership interest. The majority interest holder was Catholic Health Initiatives, ET AL. (“CHI”), a not-for-profit entity. In order to acquire the remaining ownership interest, we assumed approximately $21 million in debt and paid approximately $2 million in cash. Since this acquisition occurred on June 30, 2003, our income statement reflects our minority ownership position in the communities for the first half of 2003 and complete results of operation for the communities for the second half of 2003.

     On September 23, 2003, we closed on a commitment from a syndicate of banks for a $200 million corporate credit facility with expansion options. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaces the $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

     In November 2003, we assumed management of 22 Edencare Senior Living Services communities, located in the southern United States. The 22 communities have a resident capacity of approximately 2,000. This new management contract transaction is in-line with our growth strategy to strengthen our presence in existing markets while introducing Sunrise Senior Living services to new locations. Also, this transaction advances our strategy to transition into a management services company, as we do not own the real estate of these communities.

     In addition, we also completed the sale of 43 consolidated communities pursuant to our sale/long-term manage back program. We will continue to operate all 43 of these communities under long-term management agreements.

Critical Accounting Policies

Development of Communities

     We develop senior living communities in partnership with others and typically develop several wholly owned senior living communities each year. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced over 20 years ago, and are constantly searching for ways to improve our communities.

     At December 31, 2003, we had four wholly owned communities under construction with a resident capacity of over 350 residents. With respect to these development communities, we are required to fund the construction of the community not otherwise financed by construction loans, capitalize the community development costs associated with construction, recognize initial operating losses from the community during the initial one to two years prior to the community achieving occupancy stabilization and recognize ongoing depreciation expense associated with owning the real estate. We are committed to this investment in costs and expenses because we have historically been able to create significant value through the successful development and operation of wholly owned prototype communities. In 2003, start-up losses for 100% owned communities that have not reached stabilized occupancy were $3 million and depreciation expense for our owned communities was $13 million.

     We also enter into development joint ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a stream of revenue. Additionally, these development joint ventures allow us to reduce the risk of our international expansion, which we conduct through joint ventures, with the assistance of knowledgeable international partners. When development is undertaken in partnership with others, our joint venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. At December 31, 2003, these joint ventures have developed or are developing 60 communities (14 of which are under construction) with approximately $220 million of third-party debt and approximately $724 million of third-party equity.

     As a part of our operating strategy, we may provide limited debt guarantees to certain of our development joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. As of December 31, 2003, we guaranty $33 million of debt for our development joint ventures. Of the $33 million, $19 million are last dollar debt guarantees on international development. Last dollar debt guarantee means the third-party debt would have to default, the bank would have to enforce any remedies against the venture, including foreclosure, after which we would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. Of the $33 million in debt guarantees to development joint ventures, $7 million are removed upon stabilization of the underlying communities, which is generally within 12 to 20 months. The remaining $26 million will remain in place throughout the term of the loan. We receive a fee in all situations where we have provided a debt guarantee. These fees are recognized over the period covered by the respective debt guarantee. To date, we have not been required to fund any debt guarantees due to the positive performance of the underlying communities. At December 31, 2003, we do not believe that we will be required to fund under our current outstanding debt guarantees. If we were required to fund a debt guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If circumstances were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

     For all of our development joint ventures, we earn pre-opening fees for site selection, zoning, construction supervision, employee selection, licensing, training and marketing efforts. These fees are included in the “Management services” line item on our consolidated income statement. As we are minority owners in these joint ventures, we only record the fee revenue associated with the third-party ownership percentage of the joint venture. For example, when our joint venture partner has a 75% ownership interest in the joint venture, we only record 75% of the fee revenue.

     As part of our fee-development for joint ventures, we typically guarantee that communities will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. We would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2003, 14 properties are under construction and subject to completion guarantees. We have over 20 years’ experience in the development and construction of senior living communities. Our construction contractors are experienced in building our prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if amounts are required to be funded by us, they would become loans to the venture and earn interest. We closely monitor these projects and do not expect to fund any amounts under these development completion guarantees during 2004. If we were required to provide funds under a development completion guarantee, we could provide additional capital contributions to the joint venture to meet our obligation, if provided in the joint venture and guarantee agreement, or we would expense amounts provided under the development completion guarantee.

     In addition to the third-party debt, we may provide financing necessary to complete the construction of the communities within these joint ventures. These loans are presented on our consolidated balance sheet in the “Notes receivable — affiliates” line item and were $71 million at December 31, 2003. This financing is provided at negotiated prevailing market interest rates. We monitor the collectibility of these notes based on the current performance of the open communities, the budgets and projections for future performance and the estimated fair value that has been created by the successful completion and operation of these communities. To date, we have not recorded any reserves against these notes based on our analysis of the preceding factors and, at December 31, 2003, expect that repayment of these notes will be made. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, we would establish a reserve to write-down the note to its collectible value.

     In addition to the foregoing, we may provide limited debt guarantees to certain of our joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. At December 31, 2003, we have guaranteed $106 million of debt for our business ventures which represents our maximum exposure under our debt guarantees. Of the $106 million, $2 million of guarantees are for our sale/long-term manage back partnerships. These guarantees are removed upon reaching certain occupancy and debt service coverage targets within the partnership. Of the $106 million, $4 million represents a debt guarantee to a joint venture that was acquired in June 2002. This debt guarantee remains in place throughout the term of the loan. Sunrise has provided $9 million of debt guarantees to hospital partnerships that remain in place throughout the term of the loan. In addition, we have provided $91 million in debt guarantees and financing obligations associated with management contracts. In connection with the acquisition of MSLS in March 2003, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay $83 million of life care endowment obligations issued by MSLS with respect to two continuing care retirement communities. To the extent that CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. The remaining $8 million of the $91 million in debt guarantees and financing obligations associated with management contracts is made up of $2 million of obligations to provide financing under existing credit facilities with respect to four communities, $5 million of obligations to provide credit financing for 22 communities and $1 million of payment guarantees under operating agreements with respect to one community. As of December 31, 2003, we have not been required to fund any debt guarantees.

Management of Properties

     We manage and operate communities wholly owned by us, owned by joint ventures in which we have a minority ownership interest and owned completely by third parties. For the communities that we manage for third parties, we typically are paid a management fee of approximately 5% to 8% of the property’s revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. Management fee revenue is included in the “Management services” line item on our consolidated income statement.

     As a part of certain management contracts, we may provide an operating deficit credit facility. This means that if a community has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, we would provide a loan to the property to cover the cash shortfall. These loans are generally included with our development joint ventures and usually are provided for a limited period of time, generally until the property reaches stabilization, which is within 12 to 20 months. Typically, the terms of these loans provide for no limitation to the maximum potential future payments under the loans. As of December 31, 2003, 19 operating communities are subject to a Sunrise operating deficit credit facility and 14 additional communities will be subject to a credit facility upon opening. Sunrise funded $0.4 million under these credit facilities in 2003 related to four communities and does not expect to fund any additional amounts under these credit facilities. The amounts funded in 2003 were recorded as loans to the ventures and are expected to be recoverable from cash flows from operations of the ventures.

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

     We have performed under our sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which we have a minority ownership interest, generally ranging from 10% to 25%. If we sell 100% of a property to a third-party owner, we recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell. Generally accepted accounting principles require that we remove the book value of the property from the “Property and equipment” line item on our consolidated balance sheet and remove from liabilities any debt paid off or assumed by the new owner in the transaction.

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

     The recognition of the gain from these sales, as calculated above, in our consolidated income statement, which is recorded in the “Income from property sales” line item, is determined by the terms of the purchase and sale agreement. Often, the purchasers in these transactions require that the properties perform at a certain operating level for up to one-year following the sale transaction. The operating contingencies placed in these agreements require us to defer a portion of the gains until such operating contingencies have been met. If the operating contingencies are not met for an identified period, we would be required to repay a portion of the cash proceeds related to the specific contingency and would not be able to recognize the portion of the gain associated with that contingency. There have been sale transactions in this sale/long-term manage back program that have not required such operating contingencies. In these instances, we would record the gain in the period in which the sale occurred. The balance of the unrecognized gains on properties sold in prior periods is included in the “Deferred revenue” line of our consolidated balance sheet.

     In certain transactions, we have provided support arrangements for portfolios that have properties in lease-up. These arrangements are for limited periods of time and require payments if operating cash flow is below stated targets. Based on our expectations of operating performance over the life of the arrangement, we establish a reserve against the gain and proceeds from sales to fund potential payments. We currently have three joint venture agreements comprising 47 properties that are subject to lease-up support arrangements.

     For financial statement purposes, we record a provision for income taxes on all gains we recognize on the sale of properties. For federal income tax purposes, many of our sales are treated as tax-free exchanges.

Off-Balance Sheet Arrangements

     We utilize off-balance sheet arrangements in the form of real estate joint ventures. We believe that by owning a minority interest in the real estate underlying our long term management contracts, we retain the ability to influence the owners of our communities, reduce the risk to our shareholders of real estate ownership and receive potential upside from the sale of the joint venture. These joint ventures significantly reduce the amount of capital required of us to develop new communities. As part of our operating strategy, we may be required to provide some level of guarantees to these ventures, including limited debt guarantees and operating deficit guarantees. In addition, with respect to development joint ventures, we may provide financing necessary to complete the construction and we often provide development completion guarantees in the event actual costs of development exceed approved budgeted costs (see “Critical Accounting Policies” above).

     For summary financial information for unconsolidated entities (7% to 50% owned) in which we have made investments, see Note 6 to our consolidated financial statements. For information regarding the notes receivable from our joint ventures, and guarantees and other commitments and contingencies to our joint ventures, see Notes 4 and 16 to our consolidated financial statements. Three of our joint ventures are variable interest entities under FASB Interpretation No. 46, Consolidation of Variable Interest Entities. See Note 2 to our consolidated financial statements for a more detailed discussion of these three joint ventures.

     As discussed in Note 18 to our consolidated financial statements, a director of Sunrise, Craig Callen, is a managing director of Credit Suisse First Boston (CSFB) LLC. The parent of CSFB LLC controls through funds sponsored by an affiliate or subsidiary, which from time to time have included investments in our joint ventures. We are providing management and pre-opening services to the joint ventures on a contract fee basis with rights to acquire the assets in the future.

     We may allow minority equity ownership interests in joint ventures for our officers as a means of incentive. Currently, two of our corporate officers, Christian Slavin and Tiffany Tomasso, have minority ownership interests (less than 1% combined on a fully diluted basis) in one of our international joint ventures.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management services income for management services provided to communities owned by unconsolidated joint ventures and other third parties, (2) resident fees for the delivery of senior living services to our consolidated communities and (3) income from property sales. Historically, most of our operating revenues have come from management services and resident fees. In 2003, 2002 and 2001, management services and resident fees comprised 94%, 85% and 85% of total operating revenues, respectively. The balance of our total operating revenues was derived from income from property sales.

     Management services income represents fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners. Reimbursable expenses paid by us for the unconsolidated joint ventures are also reflected as revenues in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the “Management services expense” line item. Management services income also includes management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue for communities in operation, and pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services.

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. In 2003, 2002 and 2001, approximately 93%, 99% and 99% of our resident fee revenue was derived from private pay sources. As a result of the MSLS acquisition, approximately six percent of our resident fee revenue in 2003 was derived from Medicare / Medicaid. Resident fees from residents in our assisted living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident related services. Additional fees are paid by residents who require personal care in excess of services provided under the basic care program or services for cognitively impaired residents.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

     We classify our operating expenses into the following categories: (1) management services, which includes development and pre-opening expense and operating expenses reimbursable to us with regards to communities owned by unconsolidated joint ventures and other third party owners; (2) facility operating, which includes labor, food, marketing and other direct facility expenses for our consolidated communities; (3) general and administrative, which primarily includes headquarters and regional staff expenses and other overhead costs; (4) depreciation and amortization; and (5) facility lease, which represents rental expenses for communities not owned by us.

     The following summarized table sets forth the components of our net income (in thousands):

	Year Ended December 31,
	2003	2002	2001
Total operating revenue	$1,188,301	$505,912	$428,219
Total operating expenses	1,074,633	394,164	322,779
Non-recurring items	—	—	2,307

Income from operations	113,668	111,748	107,747

Interest income	8,869	11,338	13,168
Interest expense	(25,440)	(35,458)	(38,483)
Equity in earnings (losses) of unconsolidated senior living properties	1,161	695	(1,169)
Minority interests	(1,105)	(160)	(769)

Income before income taxes	97,153	88,163	80,494
Provision for income taxes	(34,975)	(33,502)	(31,393)

Net income	$62,178	$54,661	$49,101

     Prior to the completion of the MSLS transaction, Sunrise reported the results of its operations by its two operating divisions – Sunrise Management Services and Sunrise Properties. With the completion of the MSLS acquisition and the transformation into a management services organization, Sunrise now operates within one defined business segment with activities related to management, development, and acquisition of senior living services both domestically and internationally. See Note 21 of our consolidated financial statements.

     Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     During 2003, we continued to capitalize on our brand and management services experience by adding additional third-party management and development contracts. In 2003, we began operating 35 additional communities which we lease or in which we have an ownership interest and managing 133 additional communities for independent third parties, partially offset by the termination of one management contract and three leases acquired through the MSLS acquisition.

     Total operating revenue increased by $682 million to $1.2 billion for the year ended December 31, 2003 from $506 million for the year ended December 31, 2002 primarily due to the increase in our operating portfolio resulting from the MSLS acquisition in March 2003. Net income increased 14% to $62 million for the year ended December 31, 2003, or $2.63 per share (diluted), from $55 million for the year ended December 31, 2002, or $2.23 per share (diluted). The increase in net income between the years ended December 31, 2003 and December 31, 2002 was mainly due to increased income from operations due to the MSLS acquisition and reduced interest expense as a result of a $234 million reduction in debt.

     Operating Revenue

     Management services revenues increased by $588 million to $772 million for the year ended December 31, 2003 from $184 million for the year ended December 31, 2002. This increase was primarily due to the growth in the number of communities managed by Sunrise or in the pre-opening phase. The total number of communities managed increased 140% to 307 communities at December 31, 2003, up from 128 communities at December 31, 2002. Excluding the 108 managed communities acquired on March 28, 2003 from MSLS, our operating portfolio increased 55%. This growth resulted primarily from the addition of 79 new management contracts during 2003, partially offset by the termination of eight management contracts. In addition, there was a 20% increase in the number of communities in unconsolidated joint ventures (120 versus 100), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $93 million, or 37%, to $341 million for the year ended December 31, 2003 from $248 million for the year ended December 31, 2002. This increase includes $155 million due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases in 2003, and $7 million due to the acquisition of the majority interest in seven senior living communities. In addition, there was an increase of $9 million in resident fees from other consolidated communities driven by increases in occupancy and average daily rate. Offsetting these increases, in part, was a decrease of $78 million due to the sale of 33 senior living communities in 2003.

     Average resident occupancy for the 119 stabilized communities that we operated in both 2003 and 2002 and in which we have an ownership interest was 90.44% compared to 89.71%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     The average daily rate paid by residents for the 119 stabilized communities that we operated in both 2003 and 2002 and in which we have an ownership interest was $127 in 2003 compared to $121 in 2002. The increase is primarily due to a general increase in the basic care rate.

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. For the year ended December 31, 2003, we recognized $35 million of gains previously deferred on property sales completed during 2002 as a result of certain operating contingencies being met in 2003. In addition, we recognized $41 million of gains from the sale/long-term manage back transactions completed in 2003. See Note 14 to our consolidated financial statements for a discussion of our sale/long term manage back transactions.

     Operating Expenses

     Management services expenses increased $537 million to $693 million for the year ended December 31, 2003 from $156 million for the year ended December 31, 2002. This increase is consistent with the increase in management services revenues and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

     Facility operating expenses for the year ended December 31, 2003 increased $87 million, or 52%, to $254 million from $167 million for the year ended December 31, 2002. This increase includes $116 million due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases in 2003, and $6 million due to the acquisition of the majority interest in seven senior living communities. In addition, there was an increase of $11 million in facility operating expenses from other consolidated communities due to increased insurance expense, labor expense and employee benefit costs. Offsetting these increases, in part, was a decrease of $46 million due to the sale of 33 senior living communities in 2003.

     General and administrative expenses increased to $73 million for the year ended December 31, 2003 compared to $37 million for the year ended December 31, 2002. The $36 million increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated in 2003 and the increased overhead due to the MSLS acquisition. Included in general and administrative expenses for 2003 is $11 million in transition expenses related to the acquisition of MSLS. There will be no transition expenses incurred in 2004.

     Depreciation and amortization expense for the year ended December 31, 2003 decreased 35% to $16 million from $25 million for the year ended December 31, 2002. This decrease correlates with the corresponding 35% decrease in property and equipment and properties held for sale.

     Facility lease expenses for the year ended December 31, 2003 increased $30 million to $39 million from $8 million for the year ended December 31, 2002. This increase was due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases in 2003.

     Interest

     Net interest expense for the year ended December 31, 2003 decreased to $17 million from $24 million for the year ended December 31, 2002. In accordance with FASB 145 (see Note 2 to our consolidated financial statements) the extraordinary loss recognized in 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes was reclassified to interest expense. Excluding this reclassification, the $3 million decline was due to a decrease of $6 million in interest expense partially offset by a $3 million decline in interest income. The decrease in interest expense was due to the decline in the interest rate that we pay on our variable rate debt. The weighted-average interest rate on our fixed and variable rate debt at December 31, 2003 was 4.50% compared to 6.02% at December 31, 2002. In addition, debt decreased from $457 million to $223 million, or 51%. The decrease in interest income was due to the decline in interest rates that we receive on short-term investments, a reduction in short term investments due to the acquisition of MSLS and the pay-down of notes receivable.

     Provision for Income Taxes

     The provision for income taxes was $35 million for the year ended December 31, 2003 compared to $34 million for the year ended December 31, 2002. The increase was primarily due to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 36% for the year ended December 31, 2003 compared to 38% for the year ended December 31, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rates based upon our operating history and previous tax positions in those jurisdictions. We expect that our effective tax rate will increase in 2004.

     Realization of the deferred tax asset of $24 million at December 31, 2003 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

     Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     We continued to experience growth in operations in the year ended December 31, 2002 and continued to capitalize on our brand awareness by adding additional third-party management and development contracts. During 2002, we began operating 21 additional communities in which we have an ownership interest and managing 7 additional communities for independent third parties, partially offset by four third party management contract terminations and the 100% sale of a wholly owned property in Iowa.

     Total operating revenue increased 18% to $506 million for the year ended December 31, 2002 from $428 million for the year ended December 31, 2001. Net income increased 11% to $55 million for the year ended December 31, 2002, or $2.23 per share (diluted), from $49 million for the year ended December 31, 2001, or $2.08 per share (diluted). The increase in net income between the years ended December 31, 2002 and December 31, 2001 was mainly due to our sale/long-term manage back program which resulted in higher income, reduced interest expense as a result of a $174 million reduction in debt and lower depreciation and amortization expense.

     Operating Revenue

     Management services revenues include management services revenues from unconsolidated joint ventures and third-party owners. Management services revenues increased 74% to $184 million for the year ended December 31, 2002 from $106 million for the year ended December 31, 2001. This increase was primarily due to the growth in the number of communities managed by Sunrise or in the pre-opening phase. The total number of communities managed increased 49% to 128 communities at December 31, 2002, up from 86 communities at December 31, 2001. This growth resulted primarily from the addition of 46 new management contracts during 2003, partially offset by the termination of four management contracts. Additionally, there was a 61% increase in the number of communities in unconsolidated joint ventures (100 versus 62), the majority of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees decreased $13 million, or 5%, to $248 million for the year ended December 31, 2002 from $261 million for the year ended December 31, 2001. This decrease was due primarily to the sale of 12 properties in 2001 resulting in an $18 million decrease in 2002 resident fee revenue and the sale of 17 properties in the first nine months of 2002 resulting in a $32 million decrease in resident fee revenue in 2002. These decreases were partially offset by a $37 million increase from the remaining consolidated communities due to increases in occupancy and rate.

     Average resident occupancy for the 119 stabilized communities that we operated in both 2002 and 2001 and in which we have an ownership interest was 91.07% compared to 90.82%,

respectively. We attribute the increase in stabilized occupancy to improved performance of our current stabilized portfolio. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 15 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     The average daily rate paid by residents for the 119 stabilized communities that we operated in both 2002 and 2001 and in which we have an ownership interest was $117 in 2002 compared to $109 in 2001. The increase is primarily due to a general increase in the basic care rate.

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. For the year ended December 31, 2002, we recognized $6 million of gains previously deferred on property sales completed during 2001 as a result of certain operating contingencies being met in 2002. In addition, we recognized $68 million of gains from the sale/long-term manage back transactions completed in 2002. See Note 14 to our consolidated financial statements for a discussion of our sale/long term manage back transactions.

     Operating Expense

     Management services expenses for the year ended December 31, 2002 increased $73 million to $156 million from $83 million for the year ended December 31, 2001. This increase is consistent with the increase in management services revenues and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

     Facility operating expenses for the year ended December 31, 2002 decreased $2 million to $167 million from $169 million for the year ended December 31, 2001. This decrease was due primarily to the sale of 12 properties in 2001 resulting in a $11 million decrease in facility operating expenses in 2002 and the sale of 17 properties in the first nine months 2002 resulting in a $17 million decrease in facility operating expenses in 2002. These decreases were substantially offset by a $26 million increase from the remaining consolidated properties due to increases in labor, insurance and utility costs.

     General and administrative expenses increased by $4 million, or 13%, to $37 million for the year ended December 31, 2002 compared to $33 million for the year ended December 31, 2001. The general and administrative expenses continue to increase due to the substantial growth in the number of communities operated during this period.

     Depreciation and amortization for the year ended December 31, 2002 decreased 11%, to $25 million from $28 million for the year ended December 31, 2001. This decrease was primarily due to the cessation of amortization of goodwill in accordance with new accounting guidance (see Note 2 to our consolidated financial statements) and the timing of property sales.

     Facility lease expenses for the year ended December 31, 2002 decreased $2 million to $8 million from $10 million for the year ended December 31, 2001. This decrease was primarily due to the termination of four operating leases in January 2002. We terminated these leases and acquired the four properties on the balance sheet.

     Interest

     Net interest expense decreased $1 million, or 5% to $24 million for the year ended December 31, 2002 from $25 million for the year ended December 31, 2001. In accordance with FASB 145 (see Note 2 to our consolidated financial statements), the extraordinary loss recognized in 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes was reclassified to interest income. Also, the extraordinary gain recognized in 2001 of approximately $0.5, net of tax, in connection with the early extinguishment of $42 million of the outstanding 51/2% convertible notes was reclassified to interest income. Excluding these reclassifications, the $6 million decline was due to a decrease of $7 million in interest expense partially offset by a $1 million decline in interest income. The decrease in interest expense was due to the decline in the interest rate that we pay on both our fixed and variable rate debt. Debt decreased from $631 million to $457 million, or 28%. The weighted-average interest rate on our variable rate debt at December 31, 2002 was 3.87% compared to 4.36% at December 31, 2001. The decrease in interest income was due to the decline in interest rates that we receive on short-term investments.

     Non-recurring items

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

     Provision for Income Taxes

     The provision for income taxes for us was $34 million and $31 million for the years ended December 31, 2002 and 2001, respectively. The increase was due primarily to an increase in pre-tax income which was slightly offset by the use of an effective tax rate of 38% for 2002 compared to 39% for 2001. The decrease in the effective tax rate is due to a decrease in our state effective tax rate.

Liquidity and Capital Resources

     At December 31, 2003, we had approximately $103 million in unrestricted cash and cash equivalents, $225 million available under credit facilities and $71 million in working capital.

     Working capital decreased by $69 million to $71 million at December 31, 2003 from $140 million at December 31, 2002 primarily due to the use of $92 million in cash to acquire MSLS and the associated current assets and liabilities in March 2003. See Note 13 to our consolidated financial statements for a discussion of the MSLS acquisition. Additionally, we repurchased approximately $106 million of our common stock and $5 million of our convertible debt during 2003.

     Net cash provided by operating activities for 2003 and 2002 was approximately $39 million and $99 million, respectively. The decline in net cash provided by operating activities was primarily driven by the non-cash recognition of property sales in 2003 of $35 million and an increase in accounts receivable, prepaid assets and other assets due to the acquisition of MSLS.

     Net cash provided by investing activities was $237 million and $212 million for 2003 and 2002, respectively. In 2003, we used $92 million for the acquisition of MSLS and $2 million for the acquisition of the majority ownership in seven senior living properties. Cash proceeds for the year ended December 31, 2003 consisted of $132 million from the sale of 33 senior living properties compared to $128 million from the sale of 28 senior living properties for the year ended December 31, 2002. Sales proceeds from property and equipment exceeded investments in property and equipment in the amount of $128 million and $99 million for the years ended December 31, 2003 and 2002, respectively.

     Net cash used in financing activities was $347 million and $188 million for 2003 and 2002, respectively. Financing activities in 2003 and 2002 included additional borrowings of $270 million and $393 million, respectively, offset by debt repayments of $559 million and $569 million, respectively. The additional borrowings under our credit facility during 2003 and 2002 were used to fund our continued development of senior living communities. The increased levels of repayments are partially a result of our sale/long-term manage back program. Additionally, in 2003 we repurchased approximately $106 million of our common stock and $5 million of our convertible notes in 2003, compared to the repurchase of approximately $15 million of our common stock in 2002.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of December 31, 2003, we had $223 million of outstanding debt at a weighted average interest rate of 4.50% including $120 million of convertible notes. Of the amount of outstanding debt, we had $181 million of fixed-rate debt at a weighted average interest rate of 4.79% and $42 million of variable rate debt at a weighted average interest rate of 3.27%.

     As of December 31, 2003, we had $22 million of debt that is due within the next twelve months. Of this amount, $20 million relates to six wholly owned properties. This debt is mortgage financing that we intend to refinance or extend during 2004.

     On September 23, 2003, we closed on a commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaces the $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, to maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis.

     In January 2002, we issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 2009. The convertible notes bear interest at 5 1/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. These notes are convertible into shares of our common stock at the conversion price of $35.84, which is equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes. The notes, which are subordinated to our existing and future senior indebtedness, are redeemable at our option commencing February 5, 2006. In addition, the holders of the convertible notes may require us to repurchase the notes upon a change of control as defined in the convertible notes. During 2003, we repurchased $5 million face amount of the convertible notes.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements ranged from June 2003 to June 2004. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. In 2003, we paid $3 million to terminate our remaining four interest rate swap agreements. As of December 31, 2003, we had a zero balance in accumulated other comprehensive income related to the terminated swap agreements. For the year ended December 31, 2003, we recognized $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income. Also, we wrote off $2 million of the swap balance in accumulated other comprehensive income as debt associated with the swap was repaid or assumed as part of the property sale transactions closed in the second and third quarters of 2003.

     Our current contractual obligations include long-term debt and operating leases for our corporate and regional offices in addition to our 29 operating leases. See Note 7 and Note 16 of our consolidated financial statements for a discussion of our contractual obligations.

     Principal maturities of long-term debt and future minimum lease payments as of December 31, 2003 are as follows (in thousands):

	Payment due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$222,990	$22,162	$50,450	$13,609	$136,769
Operating leases	606,894	53,698	105,980	106,314	340,902

Total	$829,884	$75,860	$156,430	$119,923	$477,671

     We currently estimate that the existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $50 million to complete the communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $49 million. We expect to develop the majority of these sites within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that the cash flow from operations, together with borrowings under existing credit facilities will be sufficient to fund our investment in the development and construction of these additional communities for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009. In 2003, we purchased another 3,959,400 shares at an average price of $26.83 bringing the total shares purchased through December 31, 2003 to 4,540,800 shares at an average price of $26.68. Additionally in 2003, we repurchased $5 million of our convertible debt. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 51/4% convertible subordinated notes due 2009.

Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2003.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At December 31, 2003, we had minority equity ownership interests in 134 senior living properties, 14 of which are under development. We have 13 properties in which we own less than 10%, 89 properties in which we own between 10% and 20%, 28 properties in which we own between 21% and 30% and four properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Five of the notes have an adjustable rate.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $42 million at December 31, 2003 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.4 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2003.

							Estimated
	Maturity Date						Fair Market
(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Value

Assets
Notes receivable
Fixed rate	$26,290	—	$137	$3,571	—	$32,906	$62,904
Average interest rate	11.8%	—	10%	11.1%	—	10.5%	—
Variable rate	$2,686	—	—	—	$7,172	$4,591	$14,449
Average interest rate	6.0%	—	—	—	4.1%	4.6%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate	$21,642	$3,115	$10,310	$9,785	$3,424	$12,969	$61,737
Average interest rate	5.6%	1.3%	4.5%	4.2%	1.0%	1.7%	—
Variable rate	$520	$17,337	$19,688	$200	$200	$3,800	$41,745
Average interest rate	3.1%	4.3%	2.5%	2.5%	2.5%	2.5%	—
Convertible notes	—	—	—	—	—	$120,000	$148,350
Average interest rate	—	—	—	—	—	5.3%	—

Impact of Changes in Accounting Standards

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Diluted net income and diluted earnings per share would have been $55 million and $2.11 per share, if SFAS No. 142 had been applied to 2001.

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary loss recognized in the year ended December 31, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of the convertible notes has been reclassified to interest expense.

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this interpretation, which is different from the general practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are included in Note 16. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FIN 45 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

     On February 1, 2003, we adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation immediately. Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of this Interpretation as of March 31, 2004 in accordance with FIN 46 Revised.

     Based on our review of FIN 46, we have determined that there are three joint ventures in which Sunrise has an interest that are variable interest entities under FIN 46. Two of the variable interest entities are development joint ventures, which were established in 1999 and 2003 and contain seven operating senior living communities. The other variable interest entity is an operating joint venture formed in 2000. We are not considered the primary beneficiary of these three variable interest entities and therefore will continue to account for these investments under the equity method of accounting. Our remaining joint venture interests are not variable interest entities under FIN 46 as, among other factors, there is adequate equity in the joint ventures to support expected operations, there is sufficient third party capital and no guarantees of returns or capital, and we would not be deemed the primary beneficiary in these ventures. We are in the process of determining the effect of FIN 46, as passed in December 2003, on these three variable interest entities. Sunrise’s maximum exposure from these entities was $28 million at December 31, 2003.

     Our joint ventures fall into one of three categories. First, we enter into development joint ventures whereby a third-party investor and we capitalize a joint venture to develop and operate senior living communities. Second, we and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of our sale long-term manage back program, we sell owned properties into a joint venture in which we hold a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. We do not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. We will then enter into a long-term management contract to operate the property on behalf of the joint venture. Our total investment in these joint ventures is comprised of our direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of December 31, 2003, this total investment was $157 million, not including any guarantees provided to these joint ventures as described in Note 16. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 6 for operating results of the joint ventures.

Impact of Inflation

     Management services income from communities operated by us for third parties and resident fees from owned senior living communities are the primary sources of revenue. These revenues are affected by daily resident fee rates and property occupancy rates. The rates charged for the delivery of senior living services are highly dependent upon local market conditions and the competitive environment in which the communities operate. In addition, employee compensation expense is the principal cost element of community operations. Employee compensation, including salary and benefit increases and the hiring of additional staff to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

     Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days’ notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our communities. We believe, however, that the short-term nature of our resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Quantitative and qualitative disclosure about market risk appears in the liquidity and capital resources, market risk section of item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements appear on pages F-1 through F-33.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 and that no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonable likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Sunrise has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, which is available on Sunrise’s website at: http://www.sunriseseniorliving.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on Sunrise’s Internet website at: http://www.sunriseseniorliving.com.

     The information contained in the sections “Election of Directors - Information as to Nominees and Other Directors,” “-Other Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Sunrise’s 2004 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 11. Executive Compensation

     The information contained in the sections “Corporate Governance and Related Matters — Compensation of Directors” and “Executive Compensation and Other Information” in Sunrise’s 2004 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information contained in the sections “Stock Owned by Management”, “Principal Holders of Voting Securities” and “Executive Compensation and Other Information — Equity Compensation Plan Information” in Sunrise’s 2004 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The information contained in the sections “Executive Compensation and Other Information — Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in Sunrise’s 2004 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The information contained in the section “Independent Public Accountants” in Sunrise’s 2004 Annual Meeting Proxy Statement, which Sunrise intends to file within 120 days after its fiscal year-end is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of Form 10-K.

Page
(1)	Financial Statements:
	Report of Independent Auditors.	F-1
	Consolidated Balance Sheets -- December 31, 2003 and 2002.	F-2
	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.	F-3
Consolidated Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2003, 2002 and 2001.	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.	F-5
Notes to Consolidated Financial Statements.	F-6

(2)	Financial Statements Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

(3)	Exhibits:

Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed in the Index to Exhibits.

(b)	Reports furnished or filed on Form 8-K.

     October 15, 2003 — Item 2. Acquisition or Disposition of Assets - Sunrise filed a Form 8-K with the Securities and Exchange Commission dated September 30, 2003 to report the completion of a 100% sale of 16 consolidated senior living communities to CNL Retirement Properties, Inc. on September 30, 2003, which report included a pro forma consolidated balance sheet dated June 30, 2003 and pro forma consolidated statements of income for the 6 months ended June 30, 2003 and for the year ended December 31, 2002.

     November 4, 2003 — Item 12. Results of Operations and Financial Condition — Sunrise filed a Form 8-K with the Securities and Exchange Commission to report its consolidated financial results for the quarter ended September 30, 2003.*

     November 14, 2003 — Item 9. Regulation FD Disclosure — Sunrise filed a Form 8-K with the Securities and Exchange Commission dated November 13, 2003 to update Exhibit 99.1 to be included in its slideshow presentation.*

     * Furnished not filed.

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

SUNRISE SENIOR LIVING, INC.

Registrant

By:	/s/ Paul J. Klaassen

Paul J. Klaassen Chairman of the Board and Chief Executive Officer

March 11, 2004

Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul J. Klaassen	March 11, 2004

	Paul J. Klaassen Chairman of the Board and	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Larry E. Hulse	March 11, 2004

	Larry E. Hulse	Date
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Carl G. Adams	March 11, 2004

	Carl G. Adams	Date
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ David W. Faeder	March 11, 2004

	David W. Faeder	Date
Vice Chairman of the Board
Director

By:	/s/ Ronald V. Aprahamian	March 11, 2004

	Ronald V. Aprahamian	Date
Director

By:	/s/ Craig R. Callen	March 11, 2004

	Craig R. Callen	Date
Director

By:	/s/ David G. Bradley	March 11, 2004

	David G. Bradley	Date
Director

By:	/s/ Thomas J. Donohue	March 11, 2004

	Thomas J. Donohue	Date
Director

By:	/s/ Teresa M. Klaassen	March 11, 2004

	Teresa M. Klaassen	Date
Executive Vice President,
Secretary and Director

By:

	Pete A. Klisares	Date
Director

By:	/s/ J. Douglas Holladay	March 11, 2004

	J. Douglas Holladay	Date
Director

By:	/s/ J.W. Marriott, Jr.	March 11, 2004

	J.W. Marriott, Jr.	Date
Director

INDEX TO EXHIBITS

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
2.1	Amended and Restated Operating Agreement of Sunrise First Assisted Living Holdings, LLC by and between Sunrise Assisted Living Investments, Inc., as the Managing Member and US Assisted Living Facilities, Inc., as the Investor Member dated as of March 22, 2002 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s 2001 Form 10-K).

2.2	Amended and Restated Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Development, Inc., Sunrise Assisted Living, Inc. and certain Sunrise property owning entities and US Assisted Living Facilities, Inc. dated as of January 30, 2002 (incorporated herein by reference to Exhibit 2.2 to Sunrise’s 2001 Form 10-K).

2.3	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc. (incorporated by referenced to Exhibit 2.3 to Sunrise’s 2002 Form 10-K).

2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc. (incorporated by reference to Exhibit 2.2 to Sunrise’s Form 8-K filed on April 9, 2003).

2.5	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Third Senior Living

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.1 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.6	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Fourth Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.2 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.7	Form of Loan Agreement by and between certain Limited Liability Companies (each as a “Borrower”) and Sunrise Senior Living Investments, Inc. (as “Lender”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.3 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.8	Form of Note by and between certain Limited Liability Companies (each a Borrower”) and Sunrise Senior Living Investments, Inc. (as “Holder”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.4 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.9	Promissory Note dated June 30, 2003 by and between Sunrise North Naperville Assisted Living, L.L.C., the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $1,299,686 (incorporated by reference to Exhibit 2.5 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.10	Promissory Note dated June 30, 2003 by and between Sunrise Third Plainview SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $296,588 (incorporated by reference to Exhibit 2.6 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
2.11	Promissory Note dated June 30, 2003 by and between Sunrise Third Schaumburg SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $2,125,326 (incorporated by reference to Exhibit 2.7 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.12	Purchase and Sale Agreement By and Among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.13	Form of Purchase and Sale Agreement, dated September 30, 2003, by and among Sunrise Madison Senior Living, L.L.C., Sunrise Edmonds Assisted Living, Inc., Sunrise Cresskill Assisted Living, L.L.C. and Sunrise Beverly Hills Assisted Living, L.L.C., as Sellers, CNL Retirement Corp., as Purchaser, and other named parties therein as Tenant (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.14	Purchase and Sale Agreement by and among Sunrise Five Forks Assisted Living, L.L.C., as Seller and CNL Retirement Corp., as Purchaser and Sunrise Five Forks Assisted Living, L.L.C. as Tenant dated September 30, 2003 (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
2.15	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

3.1	Restated Certificate of Incorporation of Sunrise (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form S-1 Registration Statement No. 333- 13731).

3.2	Certificate of Amendment to Restated Certificate of Incorporation regarding name change (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

3.3	Amended and Restated Bylaws of Sunrise, as amended (incorporated herein by reference to Exhibit 3 to Sunrise’s Form 10-Q for the quarter ended September 30, 1997).

4.1	Form of common stock certificate (incorporated herein by reference to Exhibit 4.1 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

4.2	Stockholder Rights Agreement (incorporated herein by reference to Exhibit 4.2 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

4.3	Amendment No. 1 to Rights Agreement, dated as of December 17, 1998, between Sunrise and First Union National Bank of North Carolina

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
(incorporated herein by reference to Exhibit 99(a) to Sunrise’s Form 8-K dated December 18, 1998).

4.4	Indenture, dated as of January 30, 2002, between Sunrise and First Union National Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement (No. 333-85622)).

4.5	Registration Rights Agreement, dated as of January 24, 2002, by and among Sunrise and Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and First Union Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3 Registration Statement (No. 333-85622)).

10.1	+ Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.

10.2	+ Indemnification Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.

10.3	+ Summary of Material Terms of Consulting Agreement with David W. Faeder.

10.4	+ 2000 Stock Option Plan.

10.5	Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa Klaassen and Sunrise (incorporated herein by reference to Exhibit 10.1.1 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.6	Letter Agreement, dated January 4, 1995, from Paul J. Klaassen and Teresa M. Klaassen to the Series A Preferred Stockholders regarding cash distributions from Sunrise Retirement Investments, Inc., Sunrise Terrace of Gunston, Inc., Sunrise Terrace of Countryside, Inc. and Sunrise Atrium, Inc.

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
(incorporated herein by reference to Exhibit 10.19 to Sunrise’s Form S-1 Registration Statement No. 33-2852).

10.7	Registration Agreement, dated January 4, 1995, by and among Sunrise, the Investors (as defined therein) and Paul and Teresa Klaassen (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.8	Amended and Restated Lease Agreement and Assignment of Leasehold Right, dated June 6, 1994, by and among Barbara M. Volentine and Teresa M. Klaassen, the Executor of the Estate of Eldon J. Merritt, Sunrise Assisted Living Limited Partnership Assisted Living Group — Fairfax Associates, and Sunrise Foundation, Inc. (incorporated herein by reference to Exhibit 10.15 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.9	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen (incorporated herein by reference to Exhibit 10.16 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.10	Amended and Restated Agreement of Sublease, Indemnification and Easements dated February 5, 1995 by and between Assisted Living Group — Fairfax Associates and Sunrise Foundation, as amended (incorporated herein by reference to Exhibit 10.17 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.11	Indenture, dated as of June 5, 1997, between Sunrise and First Union National Bank of Virginia, as trustee (incorporated herein by reference to Exhibit 4.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 1997).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
10.12	+ Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.24 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.13	+ 1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.20 to Sunrise’s 1997 Form 10-K).

10.14	+ 1996 Directors’ Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.21 to Sunrise’s 1997 Form 10-K)

10.15	+ 1996 Non-Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.16	+ 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.25 to Sunrise’s 1997 Form 10-K).

10.17	+ 1998 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.41 to Sunrise’s 1998 Form 10-K)

10.18	+ 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 1999).

10.19	+ Executive Deferred Compensation Plan, effective June 1, 2001 (incorporated herein by reference to Exhibit 10.14 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.20	+ Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
10.21	+ 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.22	+ Sunrise employee stock purchase plan (incorporated herein by reference to Exhibit 10.16 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.23	+ 2002 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2002).

10.24	+ 2003 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

10.25	+ Chief Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.26	+ Senior Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.27	Limited Liability Company Agreement of Metropolitan Senior Housing, LLC, a Delaware Limited Liability Company, dated as of June 29, 2000 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000).

10.28	Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing, LLC for the sale of three (3) properties (incorporated herein by

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000).

10.29	Purchase and Sale Agreement dated as of June 29, 2000, by and between certain Sunrise affiliates and Metropolitan Senior Housing, LLC for the sale of eight (8) properties (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended June 30, 2000).

10.30	+ Employment Agreement, dated as of September 12, 2000, by and between Sunrise Assisted Living, Inc. and Paul J. Klaassen (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2000).

10.31	Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B. (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.32	Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.33	+ Consulting Agreement, effective as of April 1, 2000, by and between Sunrise and David W. Faeder, as amended, effective May 31, 2001 (incorporated herein by reference to Exhibit 10.87 to Sunrise’s 2001 Form 10-K).

10.48	+ Amendment to the Consulting Agreement, effective as of April 1, 2000, by and between Sunrise and David W. Faeder, as amended, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.106 to Sunrise’s 2002 Form 10-K).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
10.49	+ Form of Sunrise At-Home Senior Living, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.88 to Sunrise’s 2001 Form 10-K).

10.50	+ Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement (incorporated herein by reference to Exhibit 10.89 to Sunrise’s 2001 Form 10-K).

10.51	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002).

10.52	Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Second Assisted Living Holdings, LLC and the Other Parties Named Therein dated as of September 30, 2002 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

10.53	+ Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

10.54	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
Company, LLC. (incorporated herein by reference to Exhibit 10.98 to Sunrise’s 2002 Form 10-K).

10.55	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc. (incorporated herein by reference to Exhibit 10.99 to Sunrise’s 2002 Form 10-K).

10.56	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc. (incorporated herein by reference to Exhibit 10.100 to Sunrise’s 2002 Form 10-K).

10.57	Revolving Credit Agreement dated as of December 23, 2002 by and between AL U.S. Development Venture, LLC, as Borrower and Sunrise Assisted Living, Inc. as Lender (incorporated herein by reference to Exhibit 10.101 to Sunrise’s 2002 Form 10-K).

10.58	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.102 to Sunrise’s 2002 Form 10-K).

10.59	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc. (incorporated herein by reference to Exhibit 10.103 to Sunrise’s 2002 Form 10-K).

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
10.60	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.104 to Sunrise’s 2002 Form 10-K).

10.61	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.105 to Sunrise’s 2002 Form 10-K).

10.62	Financing Agreement dated as of March 24, 2003 by and between Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.63	Guaranty of Payment dated as of March 24, 2003 by Sunrise Development, Inc., Sunrise Assisted Living Investments, Inc. and Sunrise Assisted Living Management, Inc. in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.64	Revolving Credit Note dated as of March 24, 2003 by Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender in the principal amount of $50 million. (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.65	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC (incorporated herein

Page (by
Sequential
Exhibit		Numbering
Number	Identity of Exhibit	System)
by reference to Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.66	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.67	Credit Agreement, dated as of September 23, 2003, by and among Sunrise Senior Living, Inc. as the Borrower, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Fleet National Bank, as Syndication Agent and other lender parties thereto (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2003).

12	Statements Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Represents management contract or compensatory plan or arrangement.

Report of Independent Auditors

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

     We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2004

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$102,548	$173,119
Accounts receivable, net	46,329	21,648
Notes receivable — affiliates	28,976	10,180
Deferred income taxes	23,570	15,873
Prepaid expenses and other current assets	34,472	33,566

Total current assets	235,895	254,386
Property and equipment, net	412,228	299,683
Properties held for sale	—	337,233
Notes receivable — affiliates	48,377	77,112
Management contracts and leaseholds, net	82,395	12,140
Costs in excess of assets acquired, net	106,139	32,749
Investments in unconsolidated senior living properties	73,834	64,375
Investments	5,610	5,610
Other assets	45,320	32,863

Total assets	$1,009,798	$1,116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$111,381	$48,016
Deferred revenue	31,229	37,316
Current maturities of long-term debt	22,162	29,415

Total current liabilities	164,772	114,747
Long-term debt, less current maturities	200,828	427,554
Investments in unconsolidated senior living properties	3,371	2,901
Deferred income taxes	129,661	96,112
Other long-term liabilities	19,287	7,158

Total liabilities	517,919	648,472
Minority interests	1,603	1,861
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,987,730 and 22,343,815 shares issued and outstanding in 2003 and 2002, respectively	210	223
Additional paid-in capital	273,378	312,952
Retained earnings	221,109	158,931
Deferred compensation — restricted stock	(6,564)	(3,333)
Accumulated other comprehensive income (loss)	2,143	(2,955)

Total stockholders’ equity	490,276	465,818

Total liabilities and stockholders’ equity	$1,009,798	$1,116,151

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Operating revenue:
Management services	$771,947	$183,603	$105,541
Resident fees	340,775	248,098	260,524
Income from property sales	75,579	74,211	62,154

Total operating revenue	1,188,301	505,912	428,219

Operating expenses:
Management services	692,917	156,251	82,734
Facility operating	254,203	167,354	168,602
General and administrative	72,596	36,944	32,809
Depreciation and amortization	16,406	25,317	28,475
Facility lease	38,511	8,298	10,159

Total operating expenses	1,074,633	394,164	322,779

Non-recurring items	—	—	2,307

Income from operations	113,668	111,748	107,747
Interest income (expense):
Interest income	8,869	11,338	13,168
Interest expense	(25,440)	(35,458)	(38,483)

Net interest expense	(16,571)	(24,120)	(25,315)
Equity in earnings (losses) of unconsolidated senior living properties	1,161	695	(1,169)
Minority interests	(1,105)	(160)	(769)

Income before income taxes	97,153	88,163	80,494
Provision for income taxes	(34,975)	(33,502)	(31,393)

Net income	$62,178	$54,661	$49,101

Net income per common share:
Basic:
Basic net income per common share	$2.92	$2.44	$2.25

Diluted:
Diluted net income per common share	$2.63	$2.23	$2.08

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
	Shares of	Common				Other
	Common	Stock	Additional	Deferred	Retained	Comprehensive
	Stock	Amount	Paid-in Capital	Compensation	Earnings	Loss	Total
Balance at December 31, 2000	21,596	$216	$298,660	—	$55,169	—	$354,045
Net income					49,101		49,101
Interest rate swaps, net of tax						(3,121)	(3,121)
Foreign currency translation, net of tax						(1,093)	(1,093)

Total comprehensive income							44,887

Issuance of common stock to employees	570	6	9,110				9,116
Tax effect from the exercise of non- qualified stock options			2,653				2,653

Balance at December 31, 2001	22,166	222	310,423	—	104,270	(4,214)	410,701
Net income					54,661		54,661
Interest rate swaps, net of tax						610	610
Foreign currency translation, net of tax						649	649

Total comprehensive income							55,920

Issuance of common stock to employees	611	6	11,028				11,034
Repurchase of common stock	(581)	(6)	(14,892)				(14,898)
Issuance of restricted stock	148	1	4,020	(4,021)			—
Amortization of restricted stock				688			688
Tax effect from the exercise of non- qualified stock options			2,373				2,373

Balance at December 31, 2002	22,344	223	312,952	(3,333)	158,931	(2,955)	465,818
Net income					62,178		62,178
Interest rate swaps, net of tax						2,511	2,511
Foreign currency translation, net of tax						2,587	2,587

Total comprehensive income							67,276

Issuance of common stock to employees	2,408	25	53,052				53,077
Repurchase of common stock	(3,959)	(40)	(106,193)				(106,233)
Issuance of restricted stock	195	2	4,830	(4,832)			(0)
Amortization of restricted stock				1,601			1,601
Tax effect from the exercise of non- qualified stock options			8,737				8,737

Balance at December 31, 2003	20,988	$210	$273,378	$(6,564)	$221,109	$2,143	$490,276

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$62,178	$54,661	$49,101
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(35,336)	(6,011)	(20,210)
Equity in (earnings) losses of unconsolidated senior living properties	(1,161)	(695)	1,169
Minority interests	1,105	160	769
Provision for bad debts	6,541	850	1,320
Provision for deferred income taxes	24,964	26,986	26,562
Depreciation and amortization	16,406	25,317	28,475
Amortization of financing costs and discount on long-term debt	6,517	5,292	3,488
Amortization of deferred compensation	1,601	688	—
Loss (gain) on early debt retirement	—	4,140	(861)
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	(25,516)	(1,194)	(4,576)
Prepaid expenses and other current assets	(17,038)	(15,325)	(2,304)
Other assets	(8,806)	1,381	(2,523)
Increase (decrease):
Accounts payable and accrued expenses	5,821	1,574	18,991
Deferred revenue	(3,285)	(174)	354
Other liabilities	4,827	1,167	1,730

Net cash provided by operating activities	38,818	98,817	101,485

Investing activities
Proceeds from sale of properties	132,364	128,001	52,008
(Acquisition) sale of business and properties	(93,407)	—	450
Decrease (increase) in property and equipment, net	128,151	99,453	(98,046)
Increase in investments and notes receivable	(60,240)	(52,169)	(123,950)
Proceeds from investments and notes receivable	140,395	64,678	130,222
Decrease (increase) in restricted cash and cash equivalents	7,281	(6,065)	(6,196)
Contributions to investments in unconsolidated senior living properties	(17,080)	(21,963)	(7,006)

Net cash provided by (used in) investing activities	237,464	211,935	(52,518)

Financing activities
Net proceeds from exercised options	53,077	11,034	9,116
Additional borrowings under long-term debt	269,637	392,731	400,735
Repayment of long-term debt	(559,370)	(569,167)	(444,440)
Net investment in minority interest	(556)	(750)	—
Financing costs paid	(3,408)	(6,858)	(6,977)
Repurchase of stock	(106,233)	(14,898)	—

Net cash used in financing activities	(346,853)	(187,908)	(41,566)

Net (decrease) increase in cash and cash equivalents	(70,571)	122,844	7,401
Cash and cash equivalents at beginning of period	173,119	50,275	42,874

Cash and cash equivalents at end of period	$102,548	$173,119	$50,275

See accompanying notes.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements

1. Organization and Presentation

     Sunrise Senior Living, Inc. (“Sunrise” or the “Company”) is a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of December 31, 2003, Sunrise operated 373 open communities, including 361 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Sunrise communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. Sunrise also develops senior living communities for itself, for joint ventures in which it retains an ownership interest and for third parties.

     Sunrise was incorporated in Delaware on December 14, 1994. The consolidated financial statements include Sunrise’s wholly owned subsidiaries that manage, own and develop senior living properties. In addition, Sunrise consolidates two non-wholly owned limited liability companies pursuant to the consolidation criteria under Generally Accepted Accounting Principles

2. Significant Accounting Policies

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

Allowance for Doubtful Accounts

     Sunrise provides an allowance for doubtful accounts on its outstanding receivables based on its collection history. Details of the allowance for doubtful accounts receivable are as follows (in thousands):

	December 31,
	2003	2002	2001
Beginning balance	$3,980	$4,188	$3,655
Provision for bad debts	6,541	850	1,320
Accounts written off	(3,389)	(1,058)	(787)

Ending balance	$7,132	$3,980	$4,188

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

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements(continued)

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

Intangible Assets

     Intangible assets relate primarily to the merger and acquisition of Marriott Senior Living Services and Karrington Health, Inc. in 2003 and 1999, respectively and are comprised of management contracts, leaseholds and costs in excess of assets acquired. Costs in excess of assets acquired represent costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Management contracts and leaseholds are amortized using the straight-line method over the remaining contract term, ranging from 2 to 29 years.

     Costs in excess of assets acquired are reviewed annually for impairment. Based on the results of this review, no charge for impairment was required in 2003. The carrying amounts of management contracts and leaseholds are reviewed for impairment when indicators of impairment are identified. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted. The accounting for costs in excess of assets acquired changed effective January 1, 2002. See Impact of Changes in Accounting Standards.

Pre-Opening Costs

     Costs incurred to initially rent properties are capitalized and amortized over 12 months. All other pre- opening costs are expensed as incurred.

Deferred Financing Costs

     Costs incurred in connection with obtaining permanent financing for Company-owned properties are deferred and amortized over the term of the financing on a straight-line basis, which approximates the effective interest method.

Investments in Unconsolidated Senior Living Properties

     At December 31, 2003, Sunrise owned non-controlling interests in 134 senior living properties, 14 of which were under development. Sunrise’s interests, through limited liability companies and partnerships, generally range from 7% to 50%. Sunrise has 14 properties in which it owns less than 10%, 90 properties in which it owns between 10% and 20%, 28 properties in which it owns between 21% and 30% and 4 properties in which it owns more than 30%. Sunrise does not control these entities, as major business decisions require approval by the other majority partners or members. Additionally, for investments entered into subsequent to January 31, 2003, which are variable interest entities, the Company is not the primary beneficiary, as defined, in the investments. Accordingly, these investments are accounted for under the equity method. As such, the investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and cash contributions and distributions. Sunrise eliminates profits on sales of services to ventures to the extent of its ownership interest. Sunrise recognizes interest income to the extent of the outside partners’ interest on loans advanced to the ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee, excluding goodwill, are amortized on a straight line basis over the estimated useful life of the underlying properties. Sunrise’s interests in accumulated losses of unconsolidated senior living properties are recorded below Sunrise’s cost basis to the extent of other notes and advances to those unconsolidated senior living properties. For information on

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements(continued)

commitments or contingencies of partnerships or limited liability companies in which Sunrise is a general partner or managing member, see Note 16.

     As of December 31, 2003, Sunrise’s underlying equity in net assets of the investees exceeded the carrying value of investments in the net assets of unconsolidated senior living properties by $45 million.

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

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported on the balance sheet and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. As of December 31, 2003, we had no derivative instruments.

Revenue Recognition

     Operating revenue consists of management services revenue, resident fee revenue (including resident community fees), and realized gain upon sale of senior living properties. Resident fee revenue is recognized when services are rendered. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice. Management services revenue is comprised of revenue from management contracts and development contracts. Revenue from management contracts is recognized in the month in which it is earned in accordance with the terms of the management contract. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. Revenue from facility contract services is comprised of management services fees plus reimbursable expenses of properties operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. Income from property sales is recognized upon consummation of the sale of properties, unless a portion of the sale is contingent upon future events or performance. Deferred gains are then recognized upon performance or resolution of the contingency.

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

Stock-Based Compensation

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. In addition, Sunrise grants restricted stock to officers and other key executives. These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheet and represent the fair value of shares at the date of grant, which will be amortized as compensation expense over the period of vesting.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements(continued)

     Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No.148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of these Statements. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001: risk-free interest rate of 3.6% to 5.4%; dividend yield of 0%; expected lives of 10 years; and volatility of 50.85% to 56.22%.

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

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net income:
As reported	$62,178	$54,661	$49,101
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(14,812)	(14,076)	(12,642)

Pro forma	$47,366	$40,585	$36,459
Basic net income per share:
As reported	$2.92	$2.44	$2.25
Pro forma	$2.22	$1.82	$1.67
Diluted net income per share:
As reported	$2.63	$2.23	$2.08
Pro forma	$2.05	$1.70	$1.59

Continuing Care Agreements

     Residents of Lifecare Communities are required to sign a continuing care agreement (“Care Agreement”) with Sunrise. The Care Agreements stipulate, among other things, the amount of all entry fees and monthly fees, the type of residential unit being provided, and Sunrise’s obligation to provide both health care and non-health care services. In addition, the Care Agreements provide Sunrise with the right to increase future monthly fees. The Care Agreements are terminated upon the receipt of a written termination notice from the resident or the death of the resident.

     When the present value of estimated costs to be incurred under Care Agreements exceeds estimated revenues, the present value of such excess costs are accrued currently. The calculation assumes a future increase in the monthly revenue commensurate with the monthly cost. The calculation currently results in an expected positive net present value cash flow and, as such, no liability has been recorded in the accompanying consolidated financial statements.

     The components of the entry fees for lifecare Communities are as follow:

a.	Lifecare Bonds – This component is refundable to the resident or the resident’s estate upon termination or cancellation of the Care Agreement. Lifecare Bonds are primarily non-interest

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements(continued)

bearing and, depending on the type of plan, are equal to either 100, 95, 90 or 50 percent of the total entry fee less any additional occupant lifecare fees. As these obligations are considered security deposits, interest is not imputed on these obligations in accordance with APB 21. Lifecare bonds amount to $26 million and $0 at December 31, 2003 and December 31, 2002, respectively.

b.	Additional Occupant Lifecare Fee – This is a nonrefundable fee for each additional occupant in a residential unit.

c.	Lifecare Fee – This component is nonrefundable and equals the total entry fee less the two components described in a. and b.

Third Party Reimbursements

     A portion of the revenues from health care services is attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. Medicare reimburses costs based on a Prospective Payment System (“PPS”) for most of our communities. PPS does not require a provision for estimated Medicare and Medicaid settlements. There are no receivables for estimated third-party payer settlements at December 31, 2003. The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. Management believes they are in compliance with all relevant government laws and regulations. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Impact of Changes in Accounting Standards

     On January 1, 2002, Sunrise adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Diluted net income and diluted earnings per share would have been $55 million and $2.11 per share, if SFAS No. 142 had been applied to 2001.

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary loss recognized in the year ended December 31, 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and premium paid for the early redemption of the convertible notes has been reclassified to interest expense.

     On January 1, 2003, Sunrise adopted Statement of Financial Accounting Standards Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this Interpretation, which is different from the general practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are included in Note 16. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FIN 45 did not have a material impact on the consolidated financial position or results of operation of Sunrise.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements(continued)

     On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the Interpretation as of the date the entity was created (immediately). Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of this Interpretation as of March 31, 2004 in accordance with FIN 46 revised in accordance with FIN 46 revised.

     Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of December 31, 2003, this total investment was $157 million not including any guarantees provided to these joint ventures as described in Note 16. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 6 for operating results of the joint ventures.

     Based on Sunrise’s review of FIN 46, Sunrise has determined that there are three joint ventures in which Sunrise has an interest that are variable interest entities under FIN 46. Two of the variable interest entities are development joint ventures, which were established in 1999 and 2003 and contain five and two operating senior living communities, respectively. The other variable interest entity is an operating joint venture formed in 2000. Sunrise is not considered the primary beneficiary for any of these joint ventures and therefore will continue to account for these investments under the equity method of accounting. Sunrise’s remaining joint venture interests are not variable interest entities under FIN 46 as, among other factors, there is adequate equity in the joint ventures to support expected operations, there is sufficient third party capital and no guarantees of returns on capital, and Sunrise would not be deemed the primary beneficiary in these ventures. We are in the process of determining the effect of FIN 46, as passed in December 2003, on these three variable interest entities. Sunrise’s maximum exposure from these three entities was $28 million at December 31, 2003.

Reclassifications

     Certain 2002 and 2001 balances have been reclassified to conform to the 2003 presentation.

     Net cash provided by operating activities and net cash used in investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2001 were reclassified from the amounts previously reported. In arriving at net cash provided by operating activities, net income is adjusted by non-cash items. In the previously reported cash flows from operating activities, Sunrise adjusted net cash from operating activities by the deferred income recognized during that year from property sales that occurred during that year and prior years. However, cash flows from operating activities should have been adjusted for deferred income recognized from property sales that occurred only during prior years because deferred income recognized in the current year from property sales that occurred in the current year is an operating cash item. In addition, overstating the deferred income recognized during that year from property sales in adjusting net cash from operating activities had the corresponding effect of understating the increase in property and equipment in adjusting net cash from investing activities because cash that should have been attributed to gain from property sales was instead attributed to the sale of property and equipment. Consequently, Sunrise’s prior year presentation had the effect of understating Sunrise’s net cash provided by operating activities for the year ended December 31, 2001 and correspondingly understating Sunrise’s net cash used in investing activities for the year ended December 31, 2001. The year ended December 31, 2001 presentation has been reclassified to conform to the 2003 and 2002 presentation.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     A reconciliation of the previously reported amounts to the reclassified amounts for the year ended December 31, 2001 is presented below (in thousands).

	Previously
	Reported	Reclassified	Currently Reported
Year Ended December 31, 2001:
Operating activities
Deferred income from property sales	($50,266)	$30,056	($20,210)
Net cash provided by operating activities	71,429	30,056	101,485
Investing activities
Increase in property and equipment, net	(67,990)	(30,056)	(98,046)
Net cash used in investing activities	(22,462)	(30,056)	(52,518)
Net Cash Flow Impact		$0

3. Property, Equipment and Properties Held for Sale

     Property, equipment and properties held for sale consist of the following (in thousands):

		December 31,
	Asset Lives	2003	2002

Land and land improvements	10-15 yrs.	$53,089	$92,938
Building and building Improvements	40 yrs.	269,107	461,487
Furniture and equipment	3-10 yrs.	68,070	71,598

		390,266	626,023
Less accumulated depreciation and Amortization		(60,563)	(78,007)

		329,703	548,016
Construction in progress		82,525	88,900

		412,228	636,916
Less properties held for sale		—	(337,233)

Property and equipment, net		$412,228	$299,683

     Depreciation expense was $13 million, $20 million and $22 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

4. Notes Receivable — Affiliates

     Notes receivable plus accrued interest consist of the following (in thousands):

	December 31,
	2003	2002
LLC Note III, interest accrues at 10.0%	$16,920	$17,861
LLC Note IV	—	14,322
LLC Note V	—	22,350
Note I with international joint venture	—	5,025
Note II with international joint venture, interest accrues at 12.5%	14,386	17,195
Note III with international joint venture, interest accrues at 12.5%	460	407
Note IV partner loan with international joint venture, interest accrues at 15.0%	9,369	—
Note V with international joint venture, imputed interest rate of 4.37%	870	—
LLC Note VI, revolving credit agreement, interest accrues at 10.0%	12,865	—
ADG Note	—	593
AMB Note	—	570
Credit facility	—	1,075
Promissory Note I	—	306
Promissory Note II	—	3,992
Promissory Note III, interest accrues at 8.0%	280	260
Promissory Note IV, interest accrues at higher of 6% or LIBOR plus 3.0%	2,681	2,717
Promissory Note V, interest accrues at 7.5%	4,325	—
Promissory Note VI, interest accrues at LIBOR plus 2.5%	1,304	—
Promissory Note VII, interest accrues at LIBOR plus 2.5%	1,041	—
Promissory Note VIII, revolving credit agreement, interest accrues at 15.0%	1,591	—
Promissory Note IX, interest accrues at 8.0%	1,700	—
Promissory Note X, interest accrues at LIBOR plus 3.5%	2,132	—
Promissory Note XI, credit line, interest accrues at LIBOR plus 3.0%	7,172	—
Other notes receivable	257	619

	77,353	87,292
Current maturities	(28,976)	(10,180)

	$48,377	$77,112

     In March 1999, Sunrise jointly formed a limited liability company (“LLC III”) in which Sunrise owns a 9% minority interest. The purpose of LLC III is to develop, construct and own senior living properties. Sunrise loaned LLC III $16 million (“LLC Note III”) to partially finance the initial development and construction of five properties. All five properties were completed and open at December 31, 2003. The LLC Note III is secured by the properties and is subordinated to other lenders of LLC III. The principal amount of the loan and accrued interest were due on July 1, 2002. Sunrise extended the maturity date of this note to June 2004 for any amounts outstanding at July 1, 2002. During 2003, Sunrise received payments of $2 million. See Note 18 Related-Party Transactions, Joint Ventures.

     In March 1999, Sunrise jointly formed a limited liability company (“LLC IV”) in which Sunrise owns a 9% minority interest. The purpose of LLC IV is to develop, construct and own senior living properties.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

Sunrise loaned LLC IV $6 million (“LLC Note IV”) to partially finance the initial development and construction of six properties. In December 1999, Sunrise and LLC IV amended the LLC Note IV to increase the loan by $10 million. All six properties were completed and open at December 31, 2002. The LLC Note IV was secured by the properties and was subordinated to other lenders of LLC IV. The principal amount of the loan and accrued interest were due on the earlier of December 31, 2006 or termination of the management agreement between the parties. The LLC Note IV, including accrued interest, was repaid in June 2003 when the joint venture partner’s interest was sold in two separate transactions to two newly formed ventures. Sunrise has a 10% interest in the new joint ventures. See Note 18 Related-Party Transactions, Joint Ventures.

     In December 2000, Sunrise jointly formed a limited liability company (“LLC V”) with an unrelated third party in which Sunrise owns a 9% minority interest. The purpose of LLC V is to develop, construct and own senior living properties. Sunrise loaned LLC V $17 million (“LLC Note V”) to partially finance the initial development and construction of five properties. All five properties were completed and open at December 31, 2002. The LLC Note V was secured by the properties and was subordinated to other lenders of LLC V. The principal amount of the loan and accrued interest were due originally on December 16, 2007. The LLC Note V, including accrued interest, was repaid in June 2003 when the joint venture partner’s interest was sold in two separate transactions to two newly formed ventures. Sunrise has a 10% interest in the new joint ventures.

     In 1998, Sunrise jointly formed a limited liability company (“International LLC”) with an unrelated third party in which Sunrise owns a 7% minority interest. The purpose of International LLC is to develop, construct and own ten senior living properties in the United Kingdom and Canada. Nine of these properties were completed and open at December 31, 2002. Sunrise agreed to make available up to approximately $4 million (“Note I”) to International LLC under a revolving credit arrangement to partially finance the development of a property in the United Kingdom. Interest on the first $3 million of advances made under Note I accrues at 12.0%. Interest on an additional $1 million of advances accrued at a variable rate (5.89% at May 31, 2003). In 2001, Sunrise received payments of $1 million. The outstanding principal and unpaid accrued interest were due in November 2001. However, Note I was subordinated to a $17 million mortgage loan on the United Kingdom property that restricted the repayment of Note I until October 1, 2002. After that date, International LLC could repay Note I as long as it has met certain debt service criteria. International LLC has met the debt service criteria and repaid the principal balance plus accrued interest in 2003. See Note 18 Related-Party Transactions, Joint Ventures.

     In 2001, Sunrise agreed to make funds available (“Note II”) to International LLC to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note II accrues at 12.5%. The Note II to Sunrise is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture. See Note 18 Related-Party Transactions, Joint Ventures.

     In 2001, Sunrise jointly formed a limited liability partnership (“International LLC II”) with the majority owner of International LLC in which Sunrise owns a 7% minority interest. The purpose of International LLC is to develop, construct and own senior living properties in the United Kingdom and Canada. In 2002, Sunrise agreed to make funds available (“Note III”) to International LLC II to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note III accrues at 12.5%. The Note III to Sunrise is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture. See Note 18 Related-Party Transactions, Joint Ventures.

     In 2003, Sunrise approved a Partner Loan (“Note IV”) to the majority owner of International LLC II to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note IV accrues at 15.0%. Principal and interest, per agreement, is due currently. See Note 18 Related-Party Transactions, Joint Ventures.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In 2002, Sunrise jointly formed a limited liability partnership (“International LLC III”) with the majority owner of International LLC in which Sunrise owns a 20% minority interest. The purpose of International LLC is to develop, construct and own senior living properties in the United Kingdom and Germany. In May 2002, Sunrise approved a Partner Loan (“Note V”) to the majority owner of the International LLC III to partially finance the initial development and construction of properties in the United Kingdom and Germany. Interest on amounts outstanding under Note V accrues at imputed interest rate of 4.37%. Principal and interest become due as each property is sold by the joint venture.

     In December 2002, Sunrise jointly formed a limited liability company (“LLC VI”) in which Sunrise owns a 20% minority interest. The purpose of LLC VI is to develop, construct and own senior living properties. Sunrise agreed to loan LLC VI up to $20 million (“LLC Note VI”) through a revolving credit agreement to partially finance the initial development and construction of fourteen properties. Repayment is expected from funding of the other lenders. Six properties were completed and open and eight were under construction at December 31, 2003. Interest accrues at 10%. The LLC Note VI is secured by the properties and is subordinated to other lenders of LLC VI. The advanced principal amount of the loan and accrued interest are due on the earlier of December 28, 2010 or termination of the management agreement between the parties.

     In January 1999, a property in which Sunrise had a controlling interest accepted a $500,000 promissory note (“ADG Note”) from its minority owner. The ADG Note accrued interest at 10% per annum and was due annually beginning February 22, 2000. The principal balance plus accrued and unpaid interest were due originally on February 22, 2009. The ADG Note, including accrued interest, was repaid in September 2003 when the controlling interest was acquired by a third party.

     In 2001, a property, in which Sunrise had a controlling interest, accepted a $500,000 promissory note (“AMB Note”) from its minority owner. The AMB Note accrued interest at 8% per annum and was due annually beginning March 2002. The principal balance plus accrued and unpaid interest were due in March 2010. The AMB Note, including accrued interest, was repaid in September 2003 when the controlling interest was acquired by a third party.

     In 2001, Sunrise agreed to make available up to approximately $3 million (“Credit Facility”) to the owner of a property that Sunrise manages under a management contract. Interest accrues at LIBOR plus 3.5% per annum. Principal and accrued and unpaid interest were due at the earlier date of the third party’s full repayment of its mortgage or September 2003. The Credit Facility principal and accrued and unpaid interest were repaid during 2003.

     In December 2001, Sunrise accepted a promissory note in the amount of $400,000 (“Promissory Note I”) from a joint venture partner to finance a portion of the acquisition of one-half of Sunrise’s ownership interest in a property. Interest accrues at 10% per annum. Principal and interest were due monthly until the promissory note is paid in full in January 2007. The Promissory Note I principal and interest were repaid, in advance, during 2003.

     In May 2001, Sunrise accepted a promissory note in the amount of $4 million (“Promissory Note II”) from Sunrise Assisted Living Foundation, Inc. (“SALF”), a not-for-profit organization that operates two schools. The Promissory Note II pertains to a school operated on an undivided parcel on which Sunrise operates an assisted living property and is secured by an interest in the whole parcel. Interest accrued at LIBOR plus 2.75% per annum. Principal and interest payments were made monthly based on a twenty-five year amortization schedule at the rate of 6.689%. The unpaid principal balance plus accrued and unpaid interest were due in January 2003. Sunrise extended the maturity date of this note to April 2003. The Promissory Note II principal and interest were repaid during 2003. See Note 18, Related Party Transactions, Sunrise Assisted Living Foundation.

     In February 2002, Sunrise accepted a secured promissory note in the amount of $250,000 (“Promissory Note III”) from an unrelated third party. The Promissory Note III pertains to a development and management rights agreement for properties in Georgia and Missouri. Interest accrues at 8% per annum. Principal and accrued interest are due March 2007.

     In March 2002, Sunrise accepted a promissory note in the amount of $3 million (“Promissory Note IV”) from a limited partnership in which Sunrise has a 20% ownership interest. The Promissory Note IV is subordinated to other lenders of the limited partnership. Interest accrues at the higher of 6% or LIBOR plus 3% per annum. Monthly interest payments start on June 1, 2002 and continue through March 1, 2003. Monthly principal and interest payments start on April 1, 2003 and continue through April 1, 2004. Any unpaid principal balance plus accrued and unpaid interest are due on April 1, 2004.

     In March 2003, Sunrise accepted a promissory note in the amount of $4.8 million (“Promissory Note V”) from a third party. The Promissory Note V is subordinated to other lenders of the third party. Interest accrues at 7.5% per annum. Monthly interest payments start on April 20, 2003 and continue through February 20, 2004. Monthly principal and interest payments start on February 20, 2004 and continue through February 20, 2033. Any unpaid principal balance plus accrued and unpaid interest are due on February 20, 2033.

     In June 2003, Sunrise accepted a promissory note in the amount of $2.1 million (“Promissory Note X”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 3.5% per annum. Monthly interest payments start on July 1, 2003 and continue through June 1, 2013. Principal and any accrued and unpaid interest are due and payable on July 1, 2013.

     In September 2003, Sunrise accepted a promissory note for a credit line in the amount of $7.9 million (“Promissory Note XI”) from a limited liability company in which Sunrise has a 10% ownership interest. Sunrise paid an advance of principal of $7.1 million on the credit line during 2003. Interest accrues at LIBOR plus 3% per annum. Principal and any accrued and unpaid interest are due and payable on September 30, 2008 unless the maturity date is extended. There is an option for a five year extension to September 30, 2013.

     In September 2003, Sunrise accepted a secured promissory note in the amount of $1.3 million (“Promissory Note VI”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 2.5% per annum. Monthly interest payments start on October 1, 2003 and continue through September 1, 2013. Principal and any accrued and unpaid interest are due and payable on October 1, 2013.

     In September 2003, Sunrise accepted a promissory note in the amount of $1 million (“Promissory Note VII”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 2.5% per annum. Monthly interest payments start on October 1, 2003 and continue through September 1, 2013. Principal and any accrued and unpaid interest are due and payable on October 1, 2013.

     In November 30, 2001, Sunrise accepted a promissory note for a revolving credit agreement in the amount of $3 million (“Promissory Note VIII”) from a company in which Sunrise has a 3% ownership interest. Interest accrues at 15% per annum. Monthly interest payments start on the first calendar day of the month following the first initial draw under the terms of the revolving credit agreement and continue through September 30, 2007. The first draw on the credit agreement was for $1.5 million during September 2003. Principal and any accrued and unpaid interest are due and payable on September 30, 2007.

     In December 2003, Sunrise accepted a promissory note in the amount of $1.7 million (“Promissory Note IX”) from a partner of a jointly formed limited liability company in which Sunrise has a 10% interest. Interest accrues at 8% per annum. Interest is compounded quarterly. Principal and accrued interest are due and payable on the maturity date. The maturity date is the earlier of the date the borrower sells, transfers or assigns all or any portion of its membership interest in the company, the date the company sells substantially all of its assets, or June 30, 2007.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Sunrise believes the net carrying amount of the notes receivable approximates market value at December 31, 2003 and 2002.

     Sunrise recorded interest income on these notes from related parties of $7 million, $9 million and $9 million during 2003, 2002 and 2001, respectively.

5. Intangibles and Other Assets

     Intangible assets consist of the following (dollars in thousands):

	December 31,		Estimated
	2003	2002	Useful life
Management contracts, less accumulated amortization of $2,764 and $1,630	$76,365	$5,759	2-29 years
Leaseholds, less accumulated amortization of $1,960 and $1,503	6,030	6,381	19 years
	$82,395	$12,140

Costs in excess of assets acquired, less accumulated amortization of $2,179 and $2,179	$106,139	$32,749

     Amortization expense was $3 million, $5 million and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense is expected to be approximately $5 million in each of the next five years.

     Other assets consist of the following (in thousands):

	December 31,
	2003	2002
Restricted cash	$23,904	$18,326
Deferred financing costs less accumulated amortization of $7,336 and $14,974	6,380	10,367
Pre-rental costs less accumulated amortization of $3,338 and $9,331	625	2,793
Other	14,411	1,377

	$45,320	$32,863

     Restricted cash consists of real estate tax escrows, operating reserves and capital reserves related to Sunrise’s debt agreements and resident deposits.

6. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $15 million and $19 million as of December 31, 2003 and 2002, respectively. Included in other current liabilities are net payables to unconsolidated partnerships or limited liability companies of $1 million and $1 million as of December 31, 2003 and 2002, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to management activities. Also, see Note 4 for a discussion of notes receivable from affiliates.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	December 31,
	2003	2002	2001
Assets, principally property and equipment	$1,915,403	$1,438,034	$858,079
Liabilities, principally long-term debt	1,343,956	1,003,627	640,551
Equity	571,447	434,407	217,528
Revenues	420,520	271,348	169,453
Net income (loss)	14,353	(3,158)	(11,289)

     The 2002 net loss amount has been adjusted to conform to the current year presentation for the exclusion of net loss of certain entities for which Sunrise provides accounting support but does not have an ownership interest. No other disclosure balances were affected by this adjustment. The previously reported net loss for the year ended December 31, 2002 was $23,293.

     Total management services revenue from related unconsolidated entities was $300 million, $161 million and $85 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
5 1/4 % convertible subordinated notes due 2009	$120,000	$125,000
Syndicated revolving credit facility	—	108,915
Multi-property blanket first mortgage	—	78,354
Revolving credit facilities	—	34,852
Life care endowment obligations	24,869	—
Other mortgages and notes payable	78,121	109,848

	222,990	456,969
Current maturities	(22,162)	(29,415)

	$200,828	$427,554

     On June 6, 1997, Sunrise issued and sold $150 million aggregate principal amount of 51/2% convertible subordinated notes due 2002. The convertible notes bore interest at 51/2% per annum payable semiannually on June 15 and December 15 of each year, beginning on December 15, 1997. The conversion price was $37.1875 (equivalent to a conversion rate of 26.89 shares per $1,000 principal amount of the convertible notes). The convertible notes were redeemable at the option of Sunrise commencing June 15, 2000, at specified premiums. On September 14, 2001, Sunrise’s Board of Directors authorized the repurchase of up to an additional $50 million of its outstanding 5.5% subordinated convertible notes (See Note 8). During 2001, Sunrise repurchased $42 million face value of the convertible notes, resulting in interest income of $1 million.

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

     In January 2002, Sunrise obtained a term loan for $92 million to be used, in part, to pay off the remaining $108 million of its outstanding 51/2% subordinated convertible notes. The term loan was

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

collateralized by 14 properties, accrued interest at LIBOR plus 6% and matured in May 2004, subject to a six-month extension option. In February 2002, Sunrise drew $92 million on the term loan and repaid it the same day. Sunrise recorded interest expense of $4 million during the first quarter of 2002 for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.

     In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 51/4% convertible subordinated notes due February 1, 2009. The convertible notes bear interest at 51/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price is $35.84 (equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes). The notes are subordinated to Sunrise’s existing and future senior indebtedness. During 2003, Sunrise repurchased $5 million principal amount of the convertible notes. The remaining $120 million convertible notes are redeemable at the option of Sunrise commencing February 5, 2006, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise as defined in the convertible notes. In February 2002, $92 million of the net proceeds from the 51/4% convertible notes were used to pay off the term loan.

     A subsidiary of Sunrise obtained a syndicated revolving credit facility for $400 million which was used for general corporate purposes, including the continued construction and development of senior living properties. Sunrise guaranteed the repayment of all amounts outstanding under this credit facility. The credit facility was secured by cross-collateralized first mortgages on the real property and improvements and first liens on all assets of the subsidiary, consisting of 23 properties. In June 2001, Sunrise refinanced its syndicated revolving credit facility and reduced it from $400 million to up to $300 million. The maturity date was extended from July 2002 to June 2004 and the interest rate increased from LIBOR plus 1.75% to LIBOR plus 2.00%. In December 2002, Sunrise reduced its syndicated revolving credit facility to $265 million. Sunrise paid commitment fees of 0.25% on the unused balance of the credit facility.

     During the third quarter of 2003, Sunrise closed on a $200 million corporate credit facility with a syndicate of banks. The facility has an initial term of three years with an extension option. The corporate credit facility accrues interest at LIBOR plus 1.75% to 3.00% (3.37% at December 31, 2003). Proceeds were used for general corporate purposes, including investments, acquisitions and the refinancing of existing debt. Consistent with Sunrise’s transformation to a management services company, the facility is not secured by real estate and replaces the $265 million syndicated revolving credit facility. Sunrise pays commitment fees of 0.25% to 0.45% on the unused balance of the credit facility. There were no advances outstanding under this credit facility as of December 31, 2003.

     As of December 31, 2002, Sunrise had a $79 million multi-property blanket first mortgage that was collateralized by a blanket first mortgage on all assets of a subsidiary of Sunrise, consisting of 14 properties. The multi-property blanket first mortgage, as modified in May 2001, was scheduled to mature on May 31, 2004, subject to optional extensions, and had a fixed rate of interest equal to 8.20%. On September 30, 2003, proceeds from the sale of 10 of the 14 properties securing the debt were used to pay off the loan.

     In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. The revolving credit facility matures in November 2006, subject to a five-year extension, accrues interest at LIBOR plus 1.20% (2.32% at December 31, 2003) and is collateralized by senior living properties. The revolving credit facility may be converted to a fixed rate facility at any time during the term. Sunrise pays commitment fees of 0.13% on the unused portion of the credit facility. In September 2003, Sunrise reduced its revolving credit facility to $16 million. At December 31, 2003, the collateral of the revolving credit facility consisted of three properties and $16 million was outstanding.

     In December 2002, Sunrise entered into an $18 million revolving credit facility. The revolving credit facility matures in January 2005, accrues interest at LIBOR plus 2.50% (3.62% at December 31, 2003) and is collateralized by senior living properties. In June 2003, Sunrise reduced its revolving credit facility to $11 million due to the sale of one property that served as collateral. At December 31, 2003, the collateral of the revolving credit facility consisted of seven properties and no amounts were outstanding.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In March 2003, Sunrise entered into a $50 million unsecured revolving credit facility. The revolving credit facility was scheduled to mature in one year and accrued interest at LIBOR plus 2.50%. Sunrise paid commitment fees of 0.10% on the unused portion of the credit facility. In September 2003, the credit facility was terminated as part of the closing of the $200 million corporate credit facility.

     In December 2002, Sunrise received a commitment for a $17 million credit facility. The credit facility matures in February 2005, subject to a one-year extension, accrues interest at LIBOR plus 3.25% (4.37% at December 31, 2003) subject to a minimum of 5.75% and is collateralized by three senior living properties. In June 2003, Sunrise reduced its revolving credit facility to $2 million due to the sale of two properties that served as collateral. At December 31, 2003, the collateral of the revolving credit facility consisted of one property and no amounts were outstanding.

     In January 2003, Sunrise entered into a $20 million revolving credit facility. The revolving credit facility matured in January 2005, was subject to a one-year extension, accrued interest at Prime subject to a minimum of 5%, and was collateralized by five senior living properties. In November 2003, Sunrise terminated the credit facility.

     In December 2002, Sunrise received commitments for mortgages on two senior living properties for an aggregate amount of $16 million. The mortgages mature in January 2005 are subject to a one-year extension. Interest accrues at LIBOR plus 2.50% (3.62% at December 31, 2003) and the mortgages are cross collateralized by two senior living properties. In September 2003, Sunrise reduced its revolving credit facility to $9.2 million due to the sale of one property that served as collateral. At December 31, 2003, the collateral of the revolving credit facility consisted of one property and no amounts were outstanding.

     In June 2003, Sunrise received commitments for mortgages on two senior living properties for an aggregate amount of $2.4 million. The mortgages mature 1.5 year from closing, are subject to a one-year extension, accrue interest at LIBOR plus 2.50% (3.67% at December 31, 2003) and are cross collateralized by two senior living properties. At December 31, 2003, no amounts were outstanding.

     As part of the MSLS acquisition in March 2003, Sunrise assumed $25 million of life care endowment obligations related to five communities. The obligations do not have a maturity date and the majority of them are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. As of December 31, 2003, $26 million of life care obligations were outstanding.

     The other mortgages and notes payable relate primarily to 13 properties whereby outstanding balances are collateralized by the total assets of the respective property. Payments of principal and interest are made monthly. Interest rates range from 2.50% to 6.87% with remaining maturities ranging from less than one year to 20 years. These other mortgages and notes payable have total borrowings of $62 million as of December 31, 2003.

     During 2001, Sunrise entered into five interest rate swap agreements whereby $125 million of advances outstanding on Sunrise’s variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements ranged from June 2003 to June 2004. In December 2002, Sunrise paid $400,000 to terminate one of the five interest rate swap agreements. In 2003, Sunrise paid $3 million to terminate the remaining four interest rate swap agreements. For the year ended December 31, 2003, Sunrise recognized $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income. Sunrise also wrote off $2 million of the swap balance in accumulated other comprehensive income as debt associated with the swap was repaid as part of the property sale transactions closed in the second and third quarters of 2003. As of December 31, 2003, Sunrise had a zero balance in accumulated other comprehensive income related to the terminated swap agreements.

     There are various financial covenants and other restrictions in Sunrise’s debt instruments, including provisions which: (1) require it to meet certain financial tests. For example, Sunrises’ $200 million line of

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

credit requires Sunrise not to exceed certain leverage ratios, to maintain certain fixed coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a monthly or quarterly basis, depending on the covenant; (2) require consent for changes in control of Sunrise; and (3) restrict the ability of Sunrise and Sunrise’s subsidiaries to borrow additional funds, dispose of assets or engage in mergers or other business combinations without lender consent.

     Sunrise’s syndicated revolving credit facility contains a cross-default provision pursuant to which a default on other indebtedness by Sunrise or any of its consolidated subsidiaries under the credit facility could result in the ability of the lenders to declare a default and accelerate the indebtedness under the credit facility.

     As of December 31, 2003, Sunrise was in compliance with all of its debt covenants.

     Principal maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004	$22,162
2005	20,452
2006	29,998
2007	9,985
2008	3,624
Thereafter	136,769

$222,990

     Interest paid totaled $23 million, $36 million and $42 million in 2003, 2002 and 2001, respectively. Interest capitalized was $3 million, $7 million and $7 million in 2003, 2002 and 2001, respectively.

     As of December 31, 2003, Sunrise has $41 million in unused letters of credit that have been pledged for the benefit of certain lending institutions and municipalities. The letters of credit expire within two years.

8. Stockholders’ Equity

     In July 2002, Sunrise announced that its Board of Directors authorized the repurchase of outstanding shares of Sunrise common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, Sunrise purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. In May 2003, Sunrise’s Board of Directors expanded the repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or its outstanding 51/4% convertible subordinated notes due 2009. In 2003, Sunrise purchased another 3,959,400 shares at an average price of $26.83 bringing the total shares purchased through December 31, 2003 to 4,540,800 shares at an average price of $26.68. Additionally, in 2003, Sunrise purchased $5 million of its convertible debt.

9. Stock Option Plans

     Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2003, these plans provided for the grant of options to purchase up to 9,898,910 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     On April 25, 1996, the Board of Directors adopted the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors’ Plan. In March 2000, the Directors’ Plan was terminated. An aggregate of 75,000 shares of common stock is reserved for issuance under existing option agreements. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors’ Plan vested immediately. All options granted under the Directors’ Plan are non-incentive stock options. As of December 31, 2003, 75,000 options remained outstanding under the plan.

     A summary of Sunrise’s stock option activity, and related information for the years ended December 31 are presented below:

	2003		2002		2001
		Weighted-Average		Weighted-		Weighted-Average
	Shares	Exercise	Shares	Average	Shares	Exercise
Options	(000)	Price	(000)	Exercise Price	(000)	Price
Outstanding-beginning of year	6,411	$22.07	6,168	$21.52	5,959	$21.33
Granted	607	19.32	1,049	22.90	1,205	22.27
Exercised	(2,337)	21.64	(568)	17.62	(570)	15.73
Canceled	(354)	24.33	(238)	22.24	(426)	28.98

Outstanding-end of year	4,327	21.63	6,411	22.07	6,168	21.52

Options exercisable at year-end	2,576		3,572		3,030
Weighted-average fair value of options granted during the year	$16.61		$18.15		$16.16

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number Outstanding	Remaining	Weighted-Average	Number Exercisable	Weighted-Average
Exercise Prices	(000)	Contractual Life	Exercise Price	(000)	Exercise Price
$3.00 - $8.00	30	1.6	$3.33	30	$3.33
8.01 - 20.00	1,137	6.4	16.32	737	16.25
20.01 - 25.63	1,832	6.1	24.15	1,249	24.38
25.64 - 44.56	1,328	7.4	28.60	560	30.80

	4,327			2,576

10. Restricted Stock

     The Company’s stockholders approved the 2002 Stock Option and Restricted Stock plan at the Company’s annual meeting of stockholders held on May 17, 2002. On March 21, 2002 and February 25, 2003, a total of 148,100 and 3,500 shares, respectively, of restricted stock were granted to Paul J. Klaassen, Chairman of the Board and Chief Executive Officer, Thomas B. Newell, President and Larry Hulse, Chief Financial Officer.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     The Company’s stockholders approved the 2003 Stock Option and Restricted Stock plan at the Company’s annual meeting of stockholders held on May 12, 2003. On May 12, 2003 and September 10, 2003 a total of 192,400 shares of restricted stock were granted to Paul J. Klaassen, Chairman of the Board and Chief Executive Officer, Larry Hulse, Chief Financial Officer, Tiffany Tomasso, Chief Operating Officer, Chris Slavin, Chief Investment Officer, and other key executives.

     These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheets and represent the fair value of shares at the date of grant, which will be amortized as compensation expense over the period of vesting. During 2003 and 2002, Sunrise recognized $1.6 and $0.7 million in compensation expense, respectively. As of December 31, 2003, 20,997 of the 344,000 shares of restricted stock were vested.

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

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

12. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Numerator for basic net income per share:
Net income	$62,178	$54,661	$49,101

Numerator for diluted net income per share:
Net income	$62,178	$54,661	$49,101
Assumed conversion of convertible notes, net of tax	4,584	4,610	4,795

Diluted net income	$66,762	$59,271	$53,896

Denominator:
Denominator for basic net income per common share-weighted average shares	21,298	22,357	21,825
Effect of dilutive securities:
Employee stock awards	624	643	651
Convertible notes	3,452	3,552	3,476
Denominator for diluted net income per common share-weighted average shares plus assumed conversions	25,374	26,552	25,952

Basic net income per common share:
Net income	$2.92	$2.44	$2.25

Diluted net income per common share:
Net income	$2.63	$2.23	$2.08

     Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

13. Acquisitions

     On March 28, 2003, Sunrise completed its acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (MSLS), which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $29 million of working capital liabilities and other funding obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Operations of MSLS are included in the consolidated income statement from March 28, 2003 to December 31, 2003.

     The acquisition of MSLS was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price was allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current valuations of assets and liabilities. Certain

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates become available. Net working capital deficit was adjusted by approximately $5 million, costs in excess of assets acquired and transaction costs were adjusted by approximately $2 million each and land was adjusted by approximately $1 million during 2003 as additional information was obtained or finalization of working capital balances were determined. The purchase price values assigned to the major assets and liabilities are as follows:

Management contracts and leases, net	$63 million
Land	$22 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$29 million
Costs in excess of assets acquired	$73 million
Transaction costs	$12 million

     The portion of the purchase price allocated to management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 16 for a description of those guarantees. The year ended December 31, 2003 includes $11 million in transition expenses related to this acquisition which have been reflected in general and administrative expenses.

     The following unaudited pro forma information presents the results of operations of Sunrise for the years ended December 31, 2003 and 2002, respectively, as if the acquisition of MSLS had taken place as of January 1, 2002.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2003	2002
Revenue	$1,380,291	$1,273,870
Net income	$61,637	$52,553
Basic earnings per share	$2.89	$2.35
Diluted earnings per share	$2.61	$2.15

     In June 2003, Sunrise acquired the remaining majority interest, ranging from 50 to 81 percent, in seven senior living properties in which it previously maintained a minority ownership interest. The majority interest holder was a not-for-profit entity. In order to acquire the remaining ownership interest, Sunrise assumed approximately $21 million in debt and paid approximately $2 million in cash. These properties were previously accounted for using the equity method of accounting. The acquisition was accounted for using the purchase method of accounting. Sunrise allocated its current investment carrying value and purchase price to the assets acquired and liabilities assumed. The initial purchase price values assigned to the major assets and liabilities are $35 million for property, $5 million for land, $3 million for furniture, fixtures and equipment, and $21 million for debt. The results of operations for these properties are reflected in Sunrise’s consolidated financial statements from June 30, 2003 forward. The acquisition of those interests was immaterial to the proforma results.

14. Dispositions

     In 2000, Sunrise announced its intention to sell selected owned properties as a normal part of its operations and retain long-term management contracts and, in many cases, minority equity interests in the properties. Sunrise has performed under its sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which it has a minority ownership interest, generally ranging from 10% to 25%. If Sunrise sells 100% of a property to a third-party owner, it recognizes a gain from the sale for the difference between the purchase price and the book value of the property, less the costs to sell. Sunrise also removes

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

the book value of the property from the “Property and equipment” line item on the consolidated balance sheet and removes from liabilities any debt repaid or assumed by the new owner in the transaction. If Sunrise sells a property to a joint venture in which it has a minority ownership interest, Sunrise will recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell, adjusted to reflect only the gain associated with the third-party ownership in the joint venture. Sunrise does not record a gain on the portion of the sale associated with its remaining ownership in the joint venture. Sunrise also records, at historical cost basis, its remaining ownership of the property sold and debt assumed by the joint venture as an investment.

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

     In December 2000, Sunrise completed the sale of two properties for an aggregate sales price of $28 million. Sunrise realized $9 million in gain, subject to certain contingencies being met, of which $1 million, $5 million and $2 million was recognized in 2002, 2001 and 2000, respectively. Sunrise continues to operate the properties under long-term operating agreements.

     In February 2001, Sunrise completed the sale of nine properties for an aggregate sales price of $131 million to a limited partnership in which Sunrise owns a 25% interest. Sunrise realized $41 million in gain, subject to certain contingencies being met, of which, $1 million and $40 million was recognized during 2002 and 2001. Sunrise continues to operate the properties under long-term operating agreements.

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

     In December 2001, Sunrise completed the sale of one property for an aggregate sales price of $8 million. Sunrise realized $1 million in gain, which was recognized in 2001.

     In December 2001, Sunrise completed the sale of one property for an aggregate sales price of $16 million to a real estate venture company in which Sunrise owns a 25% interest. Sunrise realized $2 million in gain, subject to certain contingencies being met, of which, $1 million and $500,000 was recognized in, 2002 and 2001, respectively. In 2002, Sunrise also recognized an additional $2 million in incentive purchase price based on 2002 operating performance. Sunrise continues to operate the properties under long-term operating agreements.

     In December 2001, one of Sunrise’s joint venture partners exercised an option to acquire an additional 25% interest in one property (Sunrise of Gardner Park). As a result of the transaction, Sunrise’s ownership in the property was reduced to 25% from 50%. Sunrise will continue to operate the property under a long-term management agreement. Sunrise realized up to $1 million in gain, subject to certain contingencies being met, of which, $700,000 and $200,000 was recognized in, 2002 and 2001, respectively.

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

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     In June 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $9 million in gain, subject to meeting certain operating contingencies, of which $2 and $7 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under long-term management agreements.

     In August 2002, Sunrise completed the sale/long-term manage back of one assisted living property to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $6 million in gain, subject to meeting certain operating contingencies, of which $3 and $3 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the property under a long-term management agreement.

     In September 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $8 million in gain, subject to meeting certain operating contingencies, of which $4 and $4 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under a long-term management agreement.

     In December 2002, Sunrise completed the sale/long-term manage back of 11 assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise will realize up to $36 million in gain, subject to meeting certain operating contingencies, of which $27 and $9 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under a long-term management agreement.

     In March 2003, Sunrise completed the sale/long-term manage back of its 100% interest in 10 assisted living properties to a not-for-profit family foundation for an aggregate sales price of $19 million. As part of the sale, Sunrise provided $5 million of seller financing. Sunrise will realize up to $10 million in gain subject to certain contingencies being met, of which $5 million was recognized in 2003. During 2003, Sunrise started to recognize portions of the remaining $5 million gain contingent on the repayment of the seller financing. Sunrise continues to operate the properties under long-term management agreements.

     In June 2003, Sunrise completed the sale of 12 consolidated senior living properties and 11 Sunrise joint venture senior living properties. The properties were sold in two separate transactions to two ventures of which Sunrise has a ten percent interest. The aggregate purchase price for the 12 consolidated senior living properties was $167 million and $144 million for the 11 Sunrise joint venture senior living properties. Sunrise realized a $30 million gain from the sale of the 12 consolidated senior living properties, which is being recognized over five quarters beginning in the second quarter of 2003, subject to meeting certain operating and financing contingencies. $21 million of gain was recognized in 2003. The sale of the 11 Sunrise joint venture properties from the original joint venture investor to the new joint venture investor did not result in any income statement impact to Sunrise, however, it did provide for the repayment to Sunrise of all outstanding notes receivable and advances from the existing joint ventures, which approximated $46 million. Sunrise will continue to operate all 23 properties under long-term management contracts.

     In September, 2003, Sunrise completed the sale/long-term manage back of five consolidated senior living properties to a venture in which Sunrise owns a 10 percent interest. The aggregate purchase price was $94 million. Sunrise will realize up to $15 million in gain over three quarters beginning in the third quarter of 2003, subject to meeting certain operating contingencies. $9 million of gain was recognized in 2003. Sunrise will continue to operate all five properties under long-term management contracts.

     In September 30, 2003, Sunrise completed the sale/long-term manage back of its 100 percent interest in 16 consolidated senior living properties to a retirement properties company for an aggregate sales price of $158 million. Sunrise will realize up to $13 million, subject to meeting certain operating contingencies. $5 million of gain was recognized in 2003. Sunrise will continue to operate all 16 properties under long-term management contracts.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

15. Non-Recurring Items

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

16. Commitments

     Sunrise leases its corporate offices, regional offices, development offices and warehouse space under various leases. During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease commenced in July 1999 and expires in July 2013. The lease has an initial annual base rent of $1 million. In September 2003, Sunrise entered an agreement to lease additional office space for its corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $3 million. The base rent for both of these leases escalates approximately 2.5% per year in accordance with a base rent schedule. The warehouse lease has a term of seven years and expires in May 2004. The initial annual base rent payments amount to $148,000, subject to annual increases of 3%. In addition, Sunrise is required to amortize an additional $88,000 of rent related to the straight lining of rent benefits and a portion of operating expenses. Various other leases expire between 2003 and 2004.

     Sunrise has also entered into operating leases for four properties. Two properties commenced operations during 1997 and two properties commenced operations in 1998. In May 1999 in connection with the acquisition of Karrington, Sunrise assumed six operating leases for six senior living properties and a ground lease. The operating lease terms vary from 15-20 years, with two ten-year extension options. Sunrise also has two other ground leases related to two properties in operation. Lease terms range from 30 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

     In March 2003, in connection with the acquisition of Marriott Senior Living Services, Inc. (MSLS), Sunrise assumed 16 operating leases for 17 senior living properties. In June 2003, Sunrise renewed an existing operating lease agreement for another MSLS property. The operating lease terms for these 18 former MSLS properties expire in 2018.

     Future minimum lease payments under office, equipment, ground and other operating leases as of December 31, 2003 are as follows (in thousands):

2004	$53,698
2005	52,948
2006	53,032
2007	53,117
2008	53,197
Thereafter	340,902

$606,894

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Sunrise has entered into contracts to purchase and lease additional sites. Total contracted purchase price of these sites is $49 million. Sunrise is pursing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures. Unless otherwise stated, Sunrise would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued the Sunrise guarantee. At December 31, 2003, Sunrise has provided $106 million of debt guarantees to its business ventures which represents Sunrise’s maximum exposure under its debt guarantees. Of the $106 million, $2 million of guarantees are for our sale long-term manage back partnerships. These guarantees are removed upon reaching certain occupancy and debt service coverage targets within the partnership. Of the $106 million, $4 million represents a debt guarantee to a joint venture which was acquired in June 2002. This debt guarantee remains in place throughout the term of the loan. Sunrise has provided $9 million of debt guarantees to hospital partnerships that remain in place throughout the term of the loan. In connection with the acquisition of MSLS in March 2003, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay $83 million of life care endowment obligations issued by MSLS with respect to two continuing care retirement communities. To the extent that CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. An additional $8 million related to the acquisition of MSLS is made up of $2 million of obligations to provide financing under existing credit facilities with respect to four communities, $5 million of obligations to provide credit financing for 22 communities and $1 million of payment guarantees under operating agreements with respect to one community. Finally, Sunrise has provided $33 million of debt guarantees to its development joint ventures. Of the $33 million, $19 million are last dollar debt guarantees on international development. Last dollar debt guarantee means the third-party debt would have to default, the bank would have to enforce any remedies against the venture, including foreclosure, after which Sunrise would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. Of the $33 million in debt guarantees to development joint ventures, $7 million are removed upon stabilization of the underlying properties. The remaining $26 million will remain in place throughout the term of the loan. To date Sunrise has not been required to fund any debt guarantees. At December 31, 2003, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees and therefore no liabilities are reflected in the financial statements of Sunrise for these debt guarantees.

     As part of Sunrise’s fee-development for joint ventures, it typically guarantees that properties will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. Sunrise would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2003, 14 properties are under construction and subject to completion guarantees. Sunrise has over 20 years experience in the development and construction of senior living properties. Its construction contractors are experienced in building its prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if amounts are required to be funded by Sunrise, they would become loans to the venture and earn interest. Sunrise closely monitors these projects and does not expect to fund any amounts under these development completion guarantees during 2004. None were funded during 2003.

     As a part of certain management contracts, Sunrise may provide an operating deficit credit facility. This means that if a property has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, Sunrise would provide a loan to the property to cover the cash shortfall. These loans are generally included with Sunrise’s development joint ventures and usually are provided for a limited period of time, generally until the property reaches stabilization. Typically, the terms of these loans provide for no limitation to the maximum potential future payments under the loans. As of December 31, 2003, 19 operating properties are subject to a Sunrise operating deficit credit facility and 14 additional properties will be subject to a guarantee upon opening. Sunrise funded $0.4 million under

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

these credit facilities in 2003 related to four properties and does not expects to fund any additional amounts under these guarantees.

17. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The primary components of Sunrise’s net deferred tax asset are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Operating loss carryforward and credits	$17,397	$11,108
Accrued expenses	4,038	3,343
Other	2,135	1,422

Total deferred tax assets	$23,570	$15,873

Deferred tax liabilities:
Investments in joint ventures	$(53,800)	$(23,106)
Property and equipment	(70,254)	(62,511)
Operating expenditures	(5,607)	(10,495)

Total deferred tax liabilities	(129,661)	(96,112)

Net deferred tax liability	$(106,091)	$(80,239)

     At December 31, 2003, Sunrise had regular U.S. federal and state net operating loss carryforwards available to offset future taxable income of approximately $39 million, which expire from 2010 through 2022. At December 31, 2003, Sunrise had alternative minimum tax credits of approximately $0.5 million and Work-Opportunity tax credits of approximately $2 million available to offset future federal tax liabilities. These tax credits do not expire. Various Sunrise entities have fully utilized their net operating loss carryforwards for state tax purposes.

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Sunrise expects to fully utilize the loss carryforward prior to expiration.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$7,447	$2,495	$2,778
State	2,564	2,448	2,389

Total current	10,011	4,943	5,167
Deferred:
Federal	21,782	25,727	23,805
State	3,182	2,832	2,421

Total deferred	24,964	28,559	26,226

Total tax expense	$34,975	$33,502	$31,393

     In 2003, 2002 and 2001, Sunrise paid federal and state income taxes, net of refunds of $1 million, $2 million and $1 million, respectively. Current taxes payable for 2003, 2002 and 2001 have been reduced by approximately $9 million, $3 million, and $3 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory rate	35%	35%	35%
State taxes, net	4	5	6
Other	(3)	(2)	(2)

	36%	38%	39%

18. Related-Party Transactions

Sunrise Assisted Living Foundation

     Sunrise Assisted Living Foundation, Inc. (“SALF”), a not-for-profit organization, operates two schools, including day care centers. Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors of SALF. SALF reimbursed Sunrise monthly for use of office facilities and support services in the amount of $84,000 in 2003, 2002 and 2001. Such amounts are included in operating revenue. Sunrise had also accepted a promissory note from SALF during 2001 (see Note 4). The principal amount of the promissory note and accrued interest were repaid during 2003.

     During 1999, a subsidiary of SALF provided certain health care services to residents of Sunrise properties located in Illinois. The SALF subsidiary entered into various administrative, accounting and collection service agreements with Sunrise that terminated at the end of 2001. The service agreements allow for reimbursement of costs of service plus a management fee. Sunrise recognized management fees of $400,000 in 2001. As of December 31, 2003, Sunrise owed SALF $0.4 million under such service agreements.

Ground Lease

     Sunrise has a 99 year ground lease with one of Sunrise’s founders. The ground lease expires in May 2085. The basic monthly rent is adjusted annually based on the consumer price index. Rent expense under

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

this lease was $310,000, $299,000 and $296,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Sunrise subleases one-half of this ground lease to SALF. The sublease expires in May 2085 and requires payments equal to 50% of all payments made by Sunrise under the ground lease. Sublease rental income was $155,000, $149,500 and $148,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Lease expense is recorded net of the sublease income.

Joint Ventures

     Sunrise has entered into unconsolidated joint venture arrangements with a third party that is providing up to $59 million of the equity capital to develop up to 20 projects in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, is a managing director of Credit Suisse First Boston (CSFB) LLC. The parent of CSFB LLC controls through funds sponsored by an affiliate or subsidiary investments, which from time to time have included investments in the joint ventures. Sunrise is providing management and pre-opening services to the joint ventures on a contract-fee basis and has agreed to invest up to $7 million of equity capital in the joint ventures. Sunrise recognized management and contract services fees from these joint ventures of $6 million, $8 million and $9 million, respectively, in 2003, 2002 and 2001. As of December 31, 2003, 2002 and 2001, the third party had provided approximately $51 million, $52 million and $51 million, respectively, and Sunrise has provided $7 million, $6 million and $8 million, respectively, of equity capital to the joint ventures. For information on committed and funded loans to this third party, see Note 4.

     Sunrise may allow minority equity ownership interests in joint ventures for its officers as a means of incentive. Currently, two of its corporate officers, Christian Slavin and Tiffany Tomasso, have minority ownership interests (less than 1% combined on a fully diluted basis) in one of its international joint ventures.

19. Profit-Sharing Plan

     Sunrise has a profit-sharing plan (the “Plan”) under Internal Revenue Code Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 100%.

     Effective January 1, 2001, employees vest in their matching employer contributions 100% over four years at 25% each year. When an employee reaches 5 years of service, Sunrise will contribute $0.50 for every dollar the employee contributes up to 7% of the employee’s annual compensation. If the employee has less than 5 years of service, the employer contribution will be $0.25 for every dollar the employee contributes up to 7% of the employee’s annual compensation. The Plan has eliminated the discretionary matching contributions and all employees who earn $90,000 or less annually are eligible to receive regular matching contributions by Sunrise provided the employee meets certain eligibility requirements. Matching contributions made by Sunrise totaled $800,000, $200,000, and $500,000 during 2003, 2002 and 2001, respectively.

20. Fair Value of Financial Instruments

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

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements (continued)

     Fixed rate debt with an aggregate carrying value of $181 million has an estimated aggregate fair value of $210 million at December 31, 2003. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of Sunrise’s variable rate debt is estimated to be approximately equal to its carrying value of $42 million at December 31, 2003.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003 and current estimates of fair value may differ from the amounts presented herein.

21. Information about Sunrise’s Segments

     With the completion of the MSLS acquisition (see Note 13) and the transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, and acquisition of senior living services both domestically and internationally. Management and contract services revenues from operations internationally were $4 million for the years ended December 31, 2003 and 2002. International expenses from operations were $7 million and $4 million for the years ended December 31, 2003 and 2002, respectively.

22. Quarterly Result of Operations (Unaudited)

     The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
2003
Operating revenue	$136,715		$334,511	$353,311	$363,764
Net income	13,416		16,205	17,133	15,424
Diluted net income per common share	$0.56		$0.67	$.74	$.67
2002
Operating revenue	$111,117		$119,888	$130,057	$144,850
Net income	7,472	(1)	11,463	15,400	20,326
Diluted net income per common share	$0.32		$0.47	$0.63	$0.82

     The sum of diluted net income per common share for the four quarters in 2003 and 2002 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise’s common stock during the year.

(1) Includes interest expense of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for the early redemption of the convertible notes.