Form 10-Q
period 2004-03-31
SUNRISE SENIOR LIVING INC
filed 2004-05-10
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2004

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

Yes [X] No [   ]

     As of April 30, 2004, there were 20,470,560 shares of the Registrant’s Common Stock outstanding.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

March 31, 2004

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,475	$102,548
Accounts receivable, net	36,500	46,329
Notes receivable - affiliates	20,276	28,976
Deferred income taxes	18,384	23,570
Prepaid expenses and other current assets	34,142	34,472

Total current assets	232,777	235,895
Property and equipment, net	403,673	412,228
Notes receivable - affiliates	49,462	48,377
Management contracts and leaseholds, net	81,365	82,395
Costs in excess of assets acquired, net	110,535	106,139
Investments in unconsolidated senior living properties	74,159	73,834
Investments	5,610	5,610
Other assets	42,817	45,320

Total assets	$1,000,398	$1,009,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$119,878	$111,381
Deferred revenue	18,944	31,229
Current maturities of long-term debt	32,024	22,162

Total current liabilities	170,846	164,772
Long-term debt, less current maturities	190,031	200,828
Investments in unconsolidated senior living properties	3,244	3,371
Deferred income taxes	129,529	129,661
Other long-term liabilities	22,617	19,287

Total liabilities	516,267	517,919
Minority interests	1,605	1,603
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,484,004 and 20,987,730 shares issued and outstanding in 2004 and 2003, respectively	205	210
Additional paid-in capital	250,471	273,378
Retained earnings	235,040	221,109
Deferred compensation - restricted stock	(6,264)	(6,564)
Accumulated other comprehensive income	3,074	2,143

Total stockholders’ equity	482,526	490,276

Total liabilities and stockholders’ equity	$1,000,398	$1,009,798

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating revenues:
Management services	$270,618	$65,631
Resident fees	85,056	51,332
Income from property sales	11,470	19,752

Total operating revenues	367,144	136,715

Operating expenses:
Management services	245,470	57,370
Facility operating	64,534	37,205
General and administrative	18,026	11,840
Depreciation and amortization	4,940	2,904
Facility lease	11,830	2,057

Total operating expenses	344,800	111,376

Income from operations	22,344	25,339
Interest income (expense):
Interest income	1,373	2,282
Interest expense	(1,868)	(6,534)

Net interest expense	(495)	(4,252)
Equity in earnings of unconsolidated senior living properties	447	168
Minority interests	(183)	(292)

Income before income taxes	22,113	20,963
Provision for income taxes	(8,182)	(7,547)

Net income	$13,931	$13,416

Net income per common share data:
Basic:
Basic net income per common share	$0.67	$0.60

Diluted:
Diluted net income per common share	$0.60	$0.56

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Operating activities
Net income	$13,931	$13,416
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(11,470)	(14,579)
Equity in earnings of unconsolidated senior living properties	(447)	(168)
Minority interests	183	292
Provision for bad debts	554	159
Provision for deferred income taxes	8,182	7,547
Depreciation and amortization	4,940	2,904
Amortization of financing costs	599	1,245
Amortization of deferred compensation	400	229
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	10,197	2,192
Prepaid expenses and other current assets	9,926	3,775
Other assets	(802)	1,429
Increase (decrease):
Accounts payable and accrued expenses	711	(5,326)
Deferred revenue	(815)	(1,536)
Other liabilities	12,201	(2,112)

Net cash provided by operating activities	48,290	9,467

Investing activities
Acquisition of business and properties	—	(91,605)
Decrease (increase) in property and equipment, net	3,363	(5,131)
Increase in investments and notes receivable	(19,768)	(22,230)
Proceeds from investments and notes receivable	17,526	22,727
(Increase) decrease in restricted cash and cash equivalents	(518)	102
Contributions to investments in unconsolidated senior living properties	(668)	(2,419)

Net cash used in investing activities	(65)	(98,556)

Financing activities
Net proceeds from exercised options	10,529	1,902
Additional borrowings under long-term debt	1,183	127,229
Repayment of long-term debt	(2,118)	(134,862)
Net investment in minority interest	(181)	(160)
Financing costs paid	(43)	(813)
Repurchase of stock	(36,668)	(5,102)

Net cash used in financing activities	(27,298)	(11,806)

Net increase (decrease) in cash and cash equivalents	20,927	(100,895)
Cash and cash equivalents at beginning of period	102,548	173,119

Cash and cash equivalents at end of period	$123,475	$72,224

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2004 and 2003 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2003 included in Sunrise’s 2003 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

2. Significant Accounting Policies

Stock-Based Compensation

     Sunrise grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if Sunrise had accounted for its employee stock options under the fair value method of these Statements. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income:
As reported	$13,931	$13,416
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($2,041)	($3,141)
Pro forma	$11,890	$10,275
Basic net income per share:
As reported	$0.67	$0.60
Pro forma	$0.58	$0.46
Diluted net income per share:
As reported	$0.60	$0.56
Pro forma	$0.52	$0.44

Impact of Recently Issued Accounting Standards

     On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under this new Interpretation, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must immediately apply the provisions of the Interpretation as of the date the entity was created. Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of this Interpretation as of March 31, 2004 in accordance with FIN 46 Revised.

     Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale/long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of March 31, 2004, these investments totaled $151 million, not including any

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

guarantees provided to these joint ventures as described in Note 3. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

     Based on Sunrise’s review of FIN 46 Revised, Sunrise has determined that there are five joint ventures in which Sunrise has an interest that would be variable interest entities under FIN 46 Revised. Sunrise’s assessment of the number of variable interest entities has changed as further clarification and guidance has been provided by the Financial Accounting Standards Board “FASB” with regards to the Revised FIN 46. Three of the variable interest entities are development joint ventures, which were established between 1999 and 2003 and contain a total of 7 operating senior living communities as well as 1 property under development. One variable interest entity is an operating joint venture formed in 2000. The final variable interest entity is a sale/manage back joint venture that contains a total of 28 operating properties. Sunrise is not considered the primary beneficiary for any of these joint ventures and therefore will continue to account for these investments under the equity method of accounting. Sunrise’s remaining joint venture interests are not variable interest entities under FIN 46 Revised as, among other factors, there is adequate equity in the joint ventures to support expected operations, there is sufficient third party capital and there are no guarantees of returns on capital. Sunrise’s maximum exposure to loss as a result of its involvement with the variable interest entities at March 31, 2004 is $56 million.

3. Commitments

     Sunrise has entered into contracts to purchase properties for development of additional senior living properties through joint venture arrangements or on a consolidated basis. The aggregate contracted purchase price of these sites amounts to $74 million as of March 31, 2004. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in its 2003 Annual Report on Form 10-K, during the three months ended March 31, 2004, Sunrise guaranteed a loan of approximately $3 million to a limited partnership in which Sunrise holds a 25% interest. Sunrise would be required to perform under the debt guarantee if the business venture failed to make principal and interest payments under the debt agreement and the bank pursued the Sunrise guarantee. Once the facility reaches certain occupancy levels and certain covenants are met by the borrower, the guarantee is reduced to 25% of the outstanding balance. In addition, Sunrise has guaranteed a loan of up to $9 million related to a development joint venture. Sunrise has agreed to fund any operating deficits of the borrower and would be obligated to fund such deficits until such time that the borrower has attained certain operating thresholds. To date Sunrise has not been required to fund any debt guarantees. At March 31, 2004, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Numerator for basic net income per share:
Net income	$13,931	$13,416

Numerator for diluted net income per share:
Net income	$13,931	$13,416
Assumed conversion of convertible notes, net of tax	1,091	1,142

Diluted net income	$15,022	$14,558

Denominator:
Denominator for basic net income per common share-weighted average shares	20,670	22,249
Effect of dilutive securities:
Employee stock options and restricted stock	1,159	439
Convertible notes	3,348	3,488

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	25,177	26,176

Basic net income per common share	$0.67	$0.60

Diluted net income per common share	$0.60	$0.56

     Certain shares issuable upon the exercise of stock options or conversion of convertible notes into common shares have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

5. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $7 million as of March 31, 2004 and $15 million as of December 31, 2003. Included in accounts payable and accrued expenses are net payables to unconsolidated partnerships or limited liability companies of $8 million as of March 31,

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2004 and $1 million as of December 31, 2003. Net receivables from and payables to unconsolidated partnerships or limited liability companies relate primarily to management activities.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Assets, principally property and equipment	$1,944,462	$1,915,403
Liabilities, principally long-term debt	1,373,678	1,343,956
Equity	570,784	571,447

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
Revenue	$111,479	$91,249
Net income (loss)	4,107	(4,487)

     The net loss amount for the three months ended March 31, 2003 has been adjusted to conform to the current year presentation for the exclusion of net loss of certain entities for which Sunrise provides accounting support but does not have an ownership interest. No other disclosure balances were affected by this adjustment. The previously reported net loss for the three months ended March 31, 2003 was $9,111.

     Total management services revenue from related unconsolidated entities was $94 million and $60 million for the three months ended March 31, 2004 and 2003, respectively.

6. Information about Sunrise’s Segments

     With the completion of the Marriott Senior Living Services acquisition and the continued transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. Management services revenue from operations internationally was $2 million and $1 million for the three months ended March 31, 2004 and 2003, respectively. International expenses from operations were $2 million for the three months ended March 31, 2004 and 2003.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Comprehensive Income

     Total comprehensive income was $15 million and $13 million for the three months ended March 31, 2004 and 2003, respectively. The difference between net income and total comprehensive income is primarily due to foreign currency translation adjustments for the three months ended March 31, 2004 and the impact of the fair value accounting of interest rate swaps for the three months ended March 31, 2003. As of March 31, 2004, Sunrise had a zero balance in accumulated other comprehensive income related to the terminated swap agreements.

8. Acquisitions

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

     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price was allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current valuations of assets and liabilities. Certain valuations were adjusted as contingencies were resolved and additional information on certain estimates became available. Net working capital deficit and costs in excess of assets acquired were adjusted by approximately $4 million each during the first quarter of 2004 as additional information was obtained or true-ups of working capital balances were complete. The final purchase price values assigned to the major assets and liabilities are as follows:

Management contracts and leases, net	$63 million
Land	$22 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$34 million
Costs in excess of assets acquired	$78 million
Transaction costs	$12 million

     The portion of the purchase price allocated to management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following unaudited pro forma information presents the results of operations of Sunrise for the three months ended March 31, 2003 as if the acquisition of MSLS had taken place as of January 1, 2003 (in thousands):

Three months ended
March 31,
2003
Revenue	$328,705
Net income	$12,876
Basic net income per common share	$0.58
Diluted net income per common share	$0.54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, business conditions, competition, changes in interest rates, our ability to manage our expenses as a percentage of revenues under management, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living’s operation and other acquisitions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2003 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada and the United Kingdom. Founded in 1981, we began with a simple but innovative vision - to create an alternative senior living option that would emphasize quality of life and quality of care. As of March 31, 2004, we operated 362 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Of these, 191 are communities owned by us or in which we have an ownership interest and 183 are communities managed for third parties. Our communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. In addition we develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest and for third parties.

     In 2003, we completed our long-range strategic objective of transforming ourselves into a senior living management services company through (1) the closing and integration of two significant acquisitions, (2) the development of new properties primarily with investment partners and (3) the continuation of our sale/long-term manage back program. We believe that this transformation has and will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     You should refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2003 Annual Report on Form 10-K, during the three months ended March 31, 2004, we guaranteed a loan of approximately $3 million to a limited partnership in which we hold a 25% interest and a loan up to $9 million related to a development joint venture.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management services revenue for management services provided to communities owned by unconsolidated joint ventures and other third party owners, (2) resident fees for the delivery of senior living services to our consolidated communities and (3) income from property sales. Historically, most of our operating revenues have come from management services and resident fees. Management services revenue and resident fees comprised 97% and 86% of total operating revenues for the three months ended March 31, 2004 and 2003, respectively. The balance of our total operating revenues was derived from income from property sales.

     Management services revenue represents fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners and pre-opening service fees. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated joint ventures are reflected as management services revenue in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the “Management services expense” line item.

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. For the three months ended March 31, 2004 and 2003, approximately 94% and 99%, respectively, of our resident fee revenue was derived from private pay sources. As a result of the MSLS acquisition, approximately six percent of our resident fee revenue for the three months ended March 31, 2004 was derived from Medicare / Medicaid. Resident fees from residents in our assisted living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident related services. Additional fees are paid by residents who require personal care in excess of services provided under the basic care program or services for cognitively impaired residents.

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     We classify our operating expenses into the following categories: (1) management services, which includes development and pre-opening expense and operating expenses reimbursable to us from communities owned by unconsolidated joint ventures and other third party owners; (2) facility operating, which includes labor, food, marketing and other direct facility expenses for our consolidated communities; (3) general and administrative, which primarily includes headquarters and regional staff expenses and other administrative costs; (4) depreciation and amortization; and (5) facility lease, which represents rental expenses for communities not owned by us.

     The following summarized table sets forth the components of our net income (in thousands):

	Three months ended
	March 31,
	2004	2003
Total operating revenue	$367,144	$136,715
Total operating expenses	(344,800)	(111,376)

Income from operations	22,344	25,339

Interest income	1,373	2,282
Interest expense	(1,868)	(6,534)
Equity in earnings of unconsolidated senior living properties	447	168
Minority interests	(183)	(292)

Income before income taxes	22,113	20,963
Provision for income taxes	(8,182)	(7,547)

Net income	$13,931	$13,416

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Revenue

     Management services revenues increased by $205 million to $271 million for the three months ended March 31, 2004 from $66 million for the three months ended March 31, 2003. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise or in the pre-opening phase including those facilities acquired on March 28, 2003 from Marriott Senior Living Services “MSLS”. The total number of communities managed increased 24% to 308 communities at March 31, 2004, up from 249 communities at March 31, 2003. Of the 249 communities at March 31, 2003, 108 communities were acquired on March 28, 2003 and therefore did not materially contribute to revenue for the three months ended March 31, 2003. Excluding these 108 communities from the community totals at March 31, 2003, the number of communities managed in each quarter increased 118% (308 compared to 141). This growth resulted primarily from the addition of 147 new management contracts since March 2003. In addition, there was a 23% increase in the number of communities in unconsolidated joint ventures (125 versus 102) from March 31, 2003 to March 31, 2004 due to property sales subsequent to March 31, 2003, many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $34 million, or 66%, to $85 million for the three months ended March 31, 2004 from $51 million for the three months ended March 31, 2003. This increase includes $50 million due to the acquisition of 18 MSLS communities with operating leases and $4 million from other acquired properties. In addition, there was an increase of $4 million in resident fees from the remaining consolidated communities. Offsetting these increases, in part, was a decrease of $24 million due to the sale of 43 senior living properties in 2003.

     Average resident occupancy for the 134 stabilized communities that we operated during both the three months ended March 31, 2004 and 2003 and in which we have an ownership interest was 90.0% compared to 88.7%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     The average daily rate paid by residents for the 134 stabilized communities that we operated during both the three months ended March 31, 2004 and 2003 and in which we have an ownership interest was $132 compared to $123, respectively. The increase is primarily due to a general increase in the basic care rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sale transactions. During the first quarter of 2004, we recognized $11 million of gains previously deferred on property sales completed during 2003 as a result of certain operating contingencies being met in the first quarter of 2004. During the first quarter of 2003, we recognized $15 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the first quarter of 2003. Also, we recognized approximately $5 million of gains from a sale/long-term manage back transaction completed in the first quarter of 2003.

     Operating Expenses

     Management services expenses increased $188 million to $245 million for the three months ended March 31, 2004 from $57 million for the three months ended March 31, 2003. This increase is consistent with the increase in management services revenues and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

     Facility operating expenses for the three months ended March 31, 2004 increased $28 million, or 73%, to $65 million from $37 million for the three months ended March 31, 2003. This increase includes $37 million due to the acquisition of 18 MSLS communities with operating leases. In addition, there was an increase of $3 million in operating expenses from other properties acquired in 2003 and $3 million from increases from the remaining consolidated communities. These increases were partially offset by a decrease of $15 million in operating expenses from 43 facilities sold in 2003.

     General and administrative expenses increased by $6 million, or 52%, to $18 million for the three months ended March 31, 2004 compared to $12 million for the three months ended March 31, 2003. The increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated. This growth was driven by the acquisition of MSLS and the Edencare management agreements during 2003.

     Depreciation and amortization expense for the three months ended March 31, 2004 increased by $2 million, or 70%, to $5 million from $3 million for the three months ended March 31, 2003. This increase is due to $1 million in amortization expense related to management contracts acquired as part of the MSLS acquisition and $1 million in depreciation expense related to acquired properties from the MSLS and other acquisitions.

     Facility lease expenses for the three months ended March 31, 2004 increased $10 million to $12 million from $2 million for the three months ended March 31, 2003. This increase was due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest

     Net interest expense for the three months ended March 31, 2004 decreased by $4 million from the three months ended March 31, 2003. The decline was due to a decrease of $5 million in interest expense partially offset by a $1 million decrease in interest income. The decrease in interest expense was due to a decrease in our debt from $475 million to $222 million from March 31, 2003 to March 31, 2004, along with a decline in the interest rates on our variable rate debt. The weighted-average interest rate on our fixed and variable rate debt was 4.50% at March 31, 2004 compared to 4.77% at March 31, 2003. The decrease in interest income was due to the decline in interest rates on short-term investments and a decrease in notes receivables from affiliates.

     Provision for Income Taxes

     The provision for income taxes was $8 million for both the three months ended March 31, 2004 and 2003. The effective tax rate increased slightly from 36% at March 31, 2003 to 37% at March 31, 2004 due to an increase in our state effective tax rate.

     Realization of the deferred tax asset of $18 million at March 31, 2004 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Liquidity and Capital Resources

     At March 31, 2004, we had approximately $123 million in unrestricted cash and cash equivalents, $225 million available under credit facilities and working capital of $62 million.

     Working capital decreased $9 million from $71 million at December 31, 2003 to $62 million at March 31, 2004. This decrease was due primarily to the repurchase of $37 million of our common stock during the first quarter of 2004. This was partially offset by $11 million in proceeds from exercised stock options. The remaining change was due to normal fluctuations in the current assets and current liabilities related to the ordinary course of business.

     Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was approximately $48 million and $9 million, respectively. The increase is primarily due to operating activity of the properties acquired with MSLS.

     Net cash used in investing activities was $0 and $99 million for the three months ended March 31, 2004 and March 31, 2003, respectively. We used $92 million for the acquisition of MSLS in the first quarter of 2003.

     Net cash used in financing activities was $27 million and $12 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, we repurchased approximately $37 million of our common stock and received proceeds of $11 million from the exercise of stock options. Financing activities for the three months ended March 31, 2004 and 2003 included additional borrowings of $1 million and $127 million, respectively, offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

debt repayments of $2 million and $135 million, respectively. The additional borrowings under our credit facility during the first three months of 2003 were used to fund our continued development of senior living properties.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of March 31, 2004, we had $222 million of outstanding debt at a weighted average interest rate of 4.50%, including $120 million of convertible notes. Of the amount of outstanding debt, we had $180 million of fixed-rate debt at a weighted average interest rate of 4.81% and $42 million of variable rate debt at a weighted average interest rate of 3.18%.

     At March 31, 2004, we had $32 million of debt that is due within the next twelve months. Of this amount, $29 million relates to seven wholly owned properties. This debt is mortgage financing that we intend to refinance or extend.

     On September 23, 2003, we closed on a commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaced the $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties. There were no advances outstanding under this credit facility as of March 31, 2004.

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

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At March 31, 2004, we were in compliance with the financial covenants contained in our debt instruments.

     In 2001, we entered into five interest rate swap agreements whereby $125 million of advances outstanding on our variable LIBOR based revolving construction credit facility bear interest at a fixed rate. The maturity dates of the swap agreements ranged from June 2003 to June 2004. In December 2002, we paid $400,000 to terminate one of our five interest rate swap agreements. In the first quarter of 2003, we paid $3 million to terminate our remaining four interest rate swap agreements. For the three months ended March 31, 2003, we recognized $1 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive loss. As of March 31, 2004, we have a zero balance in accumulated other comprehensive income related to the terminated swap agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $53 million to complete the communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $74 million. We expect to develop the majority of these sites within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties to new and existing joint ventures will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5¼% convertible subordinated notes due 2009. In 2003, we repurchased another 3,959,400 shares at an average price of $26.83. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5¼% convertible subordinated notes due 2009. During the first three months of 2004, we purchased 1,002,500 shares at an average price of $36.58 bringing the total shares purchased through March 31, 2004 to 5,543,300 shares at an average price of $28.47. Through March 31, 2004, we have repurchased $5 million of our convertible subordinated notes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2004.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At March 31, 2004, we had minority equity ownership interests in 141 senior living properties, 16 of which are under development. We have 14 properties in which we own less than 10%, 95 properties in which we own between 10% and 20%, 16 properties in which we own between 21% and 30% and 16 properties in which we own more than 30%. Investments in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Five of the notes have adjustable rates.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $42 million at March 31, 2004 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.4 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2004.

		Maturity Date through March 31,					Estimated
							Fair Market
	2005	2006	2007	2008	2009	Thereafter	Value
			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$17,489	$137	$285	$4,344	—	$33,047	$55,302
Average interest rate	10.1%	10.0%	8.0%	12.2%%	—	10.6%	—
Variable rate	$2,787	—	—	—	$7,172	$4,477	$14,436
Average interest rate	5.8%	—	—	—	4.1%	4.6%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$26,983	$2,872	$10,096	$4,632	$3,426	$11,895	$60,227
Average interest rate	5.8%	0.6%	4.3%	0.5%	0.6%	2.6%	—
Variable rate	$5,041	$13,253	$19,657	$200	$200	$3,800	$42,151
Average interest rate	3.5%	4.3%	2.5%	2.4%	2.4%	2.4%	—
Convertible notes	—	—	—	—	$120,000	—	$143,850
Average interest rate	—	—	—	—	5.3%	—	—

(1)	Includes the life care endowment obligations assumed through the acquisition of MSLS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. No change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

	Total Number	Average	Total Number of Shares	Approximate Dollar Value
	of	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	per Share	Announced Program	Under the Plan
January 1 - 31, 2004	130,700	$37.57	130,700	$18,958,723
February 1 - 28, 2004	43,300	$38.94	43,300	$17,272,696
March 1 - 31, 2004	828,500	$36.30	828,500	$37,200,829
Total	1,002,500	$36.58	1,002,500	$37,200,829

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 -1/4% convertible subordinated notes due 2009. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 -1/4% convertible subordinated notes due 2009.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

(b) Reports on Form 8-K

     On February 26, 2004, Sunrise filed a Form 8-K with the Securities and Exchange Commission to provide information on Exhibit 99.1 related to the announcement of its consolidated financial results for the quarter and year ended December 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE SENIOR LIVING, INC. (Registrant)

Date: May 10, 2004	/s/ Larry E. Hulse
Larry E. Hulse
Chief Financial Officer

Date: May 10, 2004	/s/ Carl G. Adams
Carl G. Adams
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002