Form 10-Q
period 2004-06-30
SUNRISE SENIOR LIVING INC
filed 2004-08-06
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 2004

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

Yes   [X]          No   [  ]

As of July 30, 2004, there were 20,552,540 shares of the Registrant’s Common Stock outstanding.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

June 30, 2004

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,608	$102,548
Accounts receivable, net	35,137	46,329
Notes receivable — affiliates	19,715	28,976
Deferred income taxes	12,843	23,570
Prepaid expenses and other current assets	56,543	34,472

Total current assets	244,846	235,895
Property and equipment, net	409,841	412,228
Notes receivable — affiliates	52,975	48,377
Management contracts and leaseholds, net	80,438	82,395
Costs in excess of assets acquired, net	110,535	106,139
Investments in unconsolidated senior living properties	79,378	73,834
Investments	5,610	5,610
Other assets	35,669	45,320

Total assets	$1,019,292	$1,009,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$128,094	$111,381
Deferred revenue	4,433	31,229
Current maturities of long-term debt	37,204	22,162

Total current liabilities	169,731	164,772
Long-term debt, less current maturities	194,678	200,828
Investments in unconsolidated senior living properties	3,632	3,371
Deferred income taxes	131,043	129,661
Other long-term liabilities	20,966	19,287

Total liabilities	520,050	517,919
Minority interests	1,610	1,603
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,563,959 and 20,987,730 shares issued and outstanding in 2004 and 2003, respectively	206	210
Additional paid-in capital	251,610	273,378
Retained earnings	250,172	221,109
Deferred compensation — restricted stock	(5,884)	(6,564)
Accumulated other comprehensive income	1,528	2,143

Total stockholders’ equity	497,632	490,276

Total liabilities and stockholders’ equity	$1,019,292	$1,009,798

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Management services	$271,315	$205,751	$541,933	$271,381
Resident fees	85,040	105,604	170,096	156,936
Income from property sales	12,507	23,156	23,977	42,908

Total operating revenues	368,862	334,511	736,006	471,225

Operating expenses:
Management services	247,300	187,703	492,770	245,073
Facility operating	63,954	77,538	128,488	114,743
General and administrative	17,586	21,129	35,612	32,969
Depreciation and amortization	5,092	3,764	10,032	6,668
Facility lease	11,643	13,270	23,473	15,327

Total operating expenses	345,575	303,404	690,375	414,780

Income from operations	23,287	31,107	45,631	56,445
Interest income (expense):
Interest income	2,000	2,547	3,373	4,829
Interest expense	(1,975)	(8,078)	(3,843)	(14,612)

Net interest income (expense)	25	(5,531)	(470)	(9,783)
Equity in earnings of unconsolidated senior living properties	969	37	1,416	205
Minority interests	(262)	(292)	(445)	(584)

Income before income taxes	24,019	25,321	46,132	46,283
Provision for income taxes	(8,887)	(9,116)	(17,069)	(16,662)

Net income	$15,132	$16,205	$29,063	$29,621

Net income per common share data:
Basic:
Basic net income per common share	$0.75	$0.74	$1.42	$1.34

Diluted:
Diluted net income per common share	$0.66	$0.67	$1.26	$1.23

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
Operating activities
Net income	$29,063	$29,621
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income from property sales	(25,209)	(26,134)
Equity in earnings of unconsolidated senior living properties	(1,416)	(205)
Minority interests	445	584
Provision for bad debts	1,018	116
Provision for deferred income taxes	17,069	16,662
Depreciation and amortization	10,032	6,668
Loss on sale of assets	1,232	—
Amortization of financing costs	1,150	4,399
Amortization of deferred compensation	780	565
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	11,296	(13,200)
Prepaid expenses and other current assets	(2,363)	(1,000)
Other assets	(846)	(7,492)
Increase (decrease):
Accounts payable and accrued expenses	14,217	(6,196)
Deferred revenue	(1,587)	(3,134)
Other liabilities	8,592	2,492

Net cash provided by operating activities	63,473	3,746

Investing activities
Acquisition of business and properties	—	(94,229)
Proceeds from sale of properties and land	7,214	37,070
(Increase) decrease in property and equipment, net	(15,435)	43,564
Increase in investments and receivables	(65,249)	(29,631)
Proceeds from investments and receivables	48,687	38,410
Decrease (increase) in restricted cash and cash equivalents	7,435	(2,953)
Contributions to investments in unconsolidated senior living properties	(7,285)	(10,662)

Net cash used in investing activities	(24,633)	(18,431)

Financing activities
Net proceeds from exercised options	16,729	3,278
Additional borrowings under long-term debt	11,766	225,159
Repayment of long-term debt	(5,169)	(261,691)
Net investment in minority interest	(439)	(556)
Financing costs paid	(106)	(2,073)
Repurchase of stock	(43,561)	(18,946)

Net cash used in financing activities	(20,780)	(54,829)

Net increase (decrease) in cash and cash equivalents	18,060	(69,514)
Cash and cash equivalents at beginning of period	102,548	173,119

Cash and cash equivalents at end of period	$120,608	$103,605

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2004 and 2003 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2003 included in Sunrise’s 2003 Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$15,132	$16,205	$29,063	$29,621
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($2,828)	($3,879)	($4,869)	($7,019)
Pro forma	$12,304	$12,326	$24,194	$22,602
Basic net income per share:
As reported	$0.75	$0.74	$1.42	$1.34
Pro forma	$0.61	$0.56	$1.18	$1.02
Diluted net income per share:
As reported	$0.66	$0.67	$1.26	$1.23
Pro forma	$0.55	$0.52	$1.06	$0.96

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

     Sunrise’s joint ventures generally fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale/long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of June 30, 2004, these investments totaled $169 million, not including any guarantees provided to these joint ventures as described in Note 3. The realization of this

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

investment is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

     Based on Sunrise’s review of FIN 46 Revised, Sunrise has determined that there are five joint ventures in which Sunrise has an interest that are variable interest entities under FIN 46 Revised. Three of the variable interest entities are development joint ventures, which were established between 1999 and 2003 and contain a total of 7 operating senior living communities as well as 1 property under development. One variable interest entity is an operating joint venture formed in 2000. Another variable interest entity is a sale/manage back joint venture that contains a total of 28 operating properties, formed in 2003. Sunrise is not considered the primary beneficiary for any of these joint ventures and therefore will continue to account for these investments under the equity method of accounting. Sunrise’s remaining joint venture interests are not variable interest entities under FIN 46 Revised as, among other factors, there is adequate equity in the joint ventures to support expected operations and there is sufficient third party capital. Sunrise’s maximum exposure to loss as a result of its involvement with the variable interest entities at June 30, 2004 is $58 million.

3. Commitments

     Sunrise has entered into contracts to purchase properties for development of additional senior living properties through joint venture arrangements or on a consolidated basis. The aggregate contracted purchase price of these sites amounts to $113 million as of June 30, 2004. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

     As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided an operating deficit credit facility as a part of certain management contracts. In addition to the guarantees disclosed in its 2003 Annual Report on Form 10-K, during the six months ended June 30, 2004, Sunrise guaranteed a loan of approximately $3 million to a limited partnership in which Sunrise holds a 25% interest. Sunrise would be required to perform under the debt guarantee if the business venture failed to make principal and interest payments under the debt agreement and the bank pursued the Sunrise guarantee. Once the facility reaches certain occupancy levels and certain covenants are met by the borrower, the guarantee is reduced to 25% of the outstanding balance. In addition, Sunrise has guaranteed a loan of up to $9 million related to a development joint venture. Sunrise has agreed to fund any operating deficits of the borrower and would be obligated to fund such deficits until such time that the borrower has attained certain operating thresholds. Finally, approximately $18 million of last dollar debt guarantees on international development were terminated upon meeting certain contingencies. To date Sunrise has not been required to fund any debt guarantees. At June 30,

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2004, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees.

4. Net Income Per Common Share

     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator for basic net income per share:
Net income	$15,132	$16,205	$29,063	$29,621

Numerator for diluted net income per share:
Net income	$15,132	$16,205	$29,063	$29,621
Assumed conversion of convertible notes, net of tax	1,091	1,155	2,182	2,297

Diluted net income	$16,223	$17,360	$31,245	$31,918

Denominator:
Denominator for basic net income per common share-weighted average shares	20,194	21,900	20,433	22,070
Effect of dilutive securities:
Employee stock options and restricted stock	928	522	1,059	480
Convertible notes	3,348	3,488	3,348	3,488

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,470	25,910	24,840	26,038

Basic net income per common share	$0.75	$0.74	$1.42	$1.34

Diluted net income per common share	$0.66	$0.67	$1.26	$1.23

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Transactions with Unconsolidated Entities

     Included in prepaid expenses and other current assets are net receivables from related unconsolidated limited partnerships or limited liability companies of $33 million as of June 30, 2004 and $15 million as of December 31, 2003. Included in accounts payable and accrued expenses are net payables to unconsolidated limited partnerships or limited liability companies of $2 million as of June 30, 2004 and $1 million as of December 31, 2003. Net receivables from and payables to unconsolidated limited partnerships or limited liability companies relate primarily to management activities.

     Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Assets, principally property and equipment	$2,018,072	$1,915,403
Liabilities, principally long-term debt	1,422,873	1,343,956
Equity	595,199	571,447

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$120,880	$103,744	$232,359	$194,993
Net income	7,748	5,863	11,855	1,376

     Total management services revenue from related unconsolidated entities was $98 million and $61 million for the three months ended June 30, 2004 and 2003, respectively, and $192 million and $122 million for the six months ended June 30, 2004 and 2003, respectively.

6. Information about Sunrise’s Segments

     With the completion of the Marriott Senior Living Services acquisition and the transformation into a management services organization, Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations were $2 million and $1 million for the three months ended June 30, 2004 and 2003, respectively, and $5 million and $1 million for the six months ended June 30, 2004 and 2003, respectively. International expenses from operations was $2 million for both the three months ended June 30, 2004 and 2003, and $5 million and $3 million for the six months ended June 30, 2004 and 2003, respectively.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Comprehensive Income

     Total comprehensive income was $13 million and $20 million for the three months ended June 30, 2004 and 2003, respectively, and $28 million and $33 million for the six months ended June 30, 2004 and 2003, respectively. The difference between net income and total comprehensive income is primarily due to foreign currency translation adjustments for the three- and six-month periods ended June 30, 2004 and the impact of the fair value accounting of interest rate swaps for the three- and six-month periods ended June 30, 2003.

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following unaudited pro forma information presents the results of operations of Sunrise as if the acquisition of MSLS had taken place as of January 1, 2003 (in thousands):

Six months ended
June 30,
2003
Revenue	$663,215
Net income	$29,081
Basic net income per common share	$1.32
Diluted net income per common share	$1.21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the information contained in the consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses as a percentage of revenues under management, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, success in integrating Marriott Senior Living Services’ operations and other acquisitions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2003 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Overview

     We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. As of June 30, 2004, we operated 362 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Of these, 191 are communities owned by us or in which we have an ownership interest and 183 are communities managed for third parties. In addition, we are providing pre-opening management services to two communities in Germany. Our communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. In addition, we develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest and for third parties.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     You should refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2003 Annual Report on Form 10-K, during the six months ended June 30, 2004, we guaranteed a loan of approximately $3 million to a limited partnership in which we hold a 25% interest and a loan up to $9 million related to a development joint venture. In addition, approximately $18 million of last dollar debt guarantees on international development were terminated upon meeting certain contingencies.

Results of Operations

     We derive our consolidated revenues from three primary sources: (1) management services revenue for management services provided to communities owned by unconsolidated joint ventures and other third party owners, (2) resident fees for the delivery of senior living services to our consolidated communities and (3) income from property sales. Historically, most of our operating revenues have come from management services and resident fees. Management services revenue and resident fees comprised 97% and 93% of total operating revenues for the three months ended June 30, 2004 and 2003, respectively, and 97% and 91% of the total operating revenues for the six months ended June 30, 2004 and 2003, respectively. The balance of our total operating revenues was derived from income from property sales.

     Management services revenues represent fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners and pre-opening service fees. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated joint ventures are reflected as management services revenue in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the management services expense line item.

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. For both the three months ended June 30, 2004 and 2003, approximately 93% of our resident fee revenue was derived from private pay sources. As a result of the acquisition of Marriott Senior Living Services (“MSLS”), approximately seven percent of our resident fee revenue for the three months ended June 30, 2004 and 2003 was derived from Medicare / Medicaid. Resident fees from residents in our senior living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident related services. Additional fees are paid by residents who require personal care in excess of services provided under the basic care program or services for cognitively impaired residents.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Income from property sales represents the gain recognized from the sale of senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property.

     We classify our operating expenses into the following categories: (1) management services, which includes development and pre-opening expense and operating expenses reimbursable to us from communities owned by unconsolidated joint ventures and other third party owners; (2) facility operating, which includes labor, food, marketing and other direct facility expenses for our consolidated communties; (3) general and administrative, which primarily includes headquarters and regional staff expenses and other administrative costs; (4) depreciation and amortization; and (5) facility lease, which represents rental expenses for consolidated communities not owned by us.

     We operate within one defined business segment providing senior living services. Our senior living services operations include full-service senior living management services, pre-opening services to third parties and joint ventures on market and site selection, pre-opening sales and marketing, start-up training, development and construction of senior living properties, securing project and permanent financing for senior living properties and our sale/long-term manage back of senior living properties.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     The following summarized table sets forth the components of our net income (in thousands):

	Three months ended
	June 30,
	2004	2003
Total operating revenues	$368,862	$334,511
Total operating expenses	(345,575)	(303,404)

Income from operations	23,287	31,107

Interest income	2,000	2,547
Interest expense	(1,975)	(8,078)
Equity in earnings of unconsolidated senior living properties	969	37
Minority interests	(262)	(292)

Income before income taxes	24,019	25,321
Provision for income taxes	(8,887)	(9,116)

Net income	$15,132	$16,205

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Revenues

     Management services revenues increased by $65 million to $271 million for the three months ended June 30, 2004 from $206 million for the three months ended June 30, 2003. This increase was primarily due to the growth in the number of communities managed by Sunrise for unconsolidated joint ventures and other third party owners or in the pre-opening phase. The total number of communities managed for unconsolidated joint ventures and other third party owners increased by 53 (33 of which resulted from the sale of consolidated communities while retaining long-term management), or 21% to 310 communities at June 30, 2004, up from 257 communities at June 30, 2003. This growth resulted primarily from the addition of 42 management contracts with third party owners since June 30, 2003, partially offset by the termination of six management contracts with third party owners during that period. In addition, there was a 15% increase in the number of communities in unconsolidated joint ventures (127 versus 110), since June 30, 2003. Many of the communities managed for unconsolidated joint ventures and other third party owners are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees decreased $21 million, or 19%, to $85 million for the three months ended June 30, 2004 from $106 million for the three months ended June 30, 2003. Resident fees decreased by $23 million due to the sale of 33 consolidated senior living properties from June 30, 2003 to June 30, 2004. Since all of these communities continue to be managed by Sunrise, management revenue from these facilities is included in management services revenues. In addition, resident fees decreased by $4 million due to the termination of three MSLS leases, the sale of one consolidated facility and the closing of another consolidated facility since June 30, 2003. Offsetting these decreases, in part, was an increase of $4 million due to the acquisition of seven consolidated properties on June 30, 2003 and an increase of $2 million in resident fees from other consolidated communities driven by increases in occupancy and daily rate.

     Average resident occupancy for the 141 same-store owned communities (consolidated and joint venture communities that were stabilized during both the three months ended June 30, 2004 and 2003) was 89.8% compared to 87.4%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     The average daily rate paid by residents for the 141 same-store owned communities that we operated during both the three months ended June 30, 2004 and 2003 was $134 compared to $127, respectively. The increase is primarily due to a general increase in the basic care rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sale transactions. During the second quarter of 2004, we recognized $14 million of gains previously deferred on property sales completed during 2003 as a result of certain operating or financing contingencies being met in the second quarter of 2004. During the second quarter of 2003, we recognized $12 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the second quarter of 2003. In addition, we recognized approximately $11 million of gains in the second quarter of 2003 from a sale/long-term manage back transaction completed in the second quarter of 2003.

     Operating Expenses

     Management services expenses increased $59 million to $247 million for the three months ended June 30, 2004 from $188 million for the three months ended June 30, 2003. This increase is consistent with the increase in management services revenues and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenues line item.

     Facility operating expenses for the three months ended June 30, 2004 decreased $14 million, or 18%, to $64 million from $78 million for the three months ended June 30, 2003. This decrease includes $15 million due to operating expenses from 33 consolidated facilities sold since June 30, 2003. Since all of these communities continue to be managed by Sunrise, facility operating expenses from these facilities are included in management services expenses for the three months ended June 30, 2004 as required by contract accounting. In addition, there was a decrease of $3 million in facility operating expenses from the termination of three MSLS leases, the sale of one consolidated facility and the closing of another consolidated facility since June 30, 2003. Partially offsetting these decreases was an increase of $3 million in facility operating expenses from other consolidated properties acquired in 2003 and an increase of $1 million in facility operating expenses from the remaining consolidated communities.

     General and administrative expenses decreased by $3 million, or 17%, to $18 million for the three months ended June 30, 2004 compared to $21 million for the three months ended June 30, 2003. The three months ended June 30, 2003 included $4 million in transition expenses related to the acquisition of MSLS.

     Interest

     Net interest expense for the three months ended June 30, 2004 decreased by $6 million from the three months ended June 30, 2003. The decline was due to a decrease of $6 million in interest expense. The decrease in interest expense was due to a decrease in our debt from $476 million to $232 million from June 30, 2003 to June 30, 2004, along with a decline in the interest rates on our variable rate debt. The weighted-average interest rate on our fixed and variable rate debt was 4.45% at June 30, 2004 compared to 4.89% at June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Provision for Income Taxes

     The provision for income taxes was $9 million for both the three months ended June 30, 2004 and 2003. The effective tax rate increased slightly from 36% at June 30, 2003 to 37% at June 30, 2004 due to an increase in our state effective tax rate.

     Realization of the deferred tax asset of $13 million at June 30, 2004 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

The following summarized table sets forth the components of our net income (in thousands):

	Six months ended
	June 30,
	2004	2003
Total operating revenues	$736,006	$471,225
Total operating expenses	(690,375)	(414,780)

Income from operations	45,631	56,445

Interest income	3,373	4,829
Interest expense	(3,843)	(14,612)
Equity in earnings of unconsolidated senior living properties	1,416	205
Minority interests	(445)	(584)

Income before income taxes	46,132	46,283
Provision for income taxes	(17,069)	(16,662)

Net income	$29,063	$29,621

     Operating Revenues

     Management services revenues increased by $271 million to $542 million for the six months ended June 30, 2004 from $271 million for the six months ended June 30, 2003. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise for unconsolidated joint ventures and other third party owners or in the pre-opening phase, including those facilities acquired on March 28, 2003 from MSLS. The total number of communities managed for unconsolidated joint ventures and other third party owners increased 21% to 310

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

communities at June 30, 2004, up from 257 communities at June 30, 2003. Of the 257 communities at June 30, 2003, 108 communities were acquired on March 28, 2003 and therefore only contributed approximately three months of revenues during the six months ended June 30, 2003. Of the $271 million increase in management services revenues, $146 million was due to the properties included in the MSLS acquisition. In addition, there was an increase of $43 million due to new third-party managed properties being added subsequent to June 30, 2003 and $24 million from newly opened joint venture communities. We also saw an increase of $44 million from 17 new communities in unconsolidated joint ventures added from June 30, 2003 to June 30, 2004 as a result of sales of consolidated properties on or subsequent to June 30, 2003, many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item. The remaining increase was due to a $9 million increase in revenues from existing joint ventures and a $5 million increase in management and pre-opening fees.

     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased $13 million, or 8%, to $170 million for the six months ended June 30, 2004 from $157 million for the six months ended June 30, 2003. This increase includes $47 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $8 million in resident fees from other consolidated communities acquired since June 30, 2003 and an increase of $5 million in resident fees from consolidated communities existing as of June 30, 2003 driven by increases in occupancy and daily rate. Offsetting this increase, in part, was a decrease of $44 million as a result of the sale of 33 consolidated senior living communities from June 30, 2003 to June 30, 2004. In addition, there was a decrease in resident fees of $3 million due to the sale of 10 consolidated communities on March 28, 2003. Since these 10 consolidated communities were sold on March 28, 2003 they had approximately 3 months of revenue for the six months ended June 30, 2003 but none for the six months ending June 30, 2004. All of these 43 consolidated communities sold continue to be managed by Sunrise, and as such, management revenue from these facilities is included in management services revenues for the six months ended June 30, 2004.

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating and financing contingencies in the sales transactions. During the first half of 2004, we recognized $25 million of gains previously deferred on asset sales completed during 2003 as a result of certain operating and financing contingencies being met in the first half of 2004. During the first half of 2003, we recognized $26 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the first half of 2003. We also recognized $17 million of gains from our sale/long-term manage back transactions closed in the first half of 2003.

     Operating Expenses

     Management services expenses increased $248 million to $493 million for the six months ended June 30, 2004 from $245 million for the six months ended June 30, 2003. This increase is consistent with the increase in management services revenues and is dictated by the number of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenues line item.

     Facility operating expenses for the six months ended June 30, 2004 increased $13 million, or 12%, to $128 million from $115 million for the six months ended June 30, 2003. This increase includes $35 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $6 million in facility operating expenses from other consolidated communities acquired since June 30, 2003 and an increase of $3 million in facility operating expenses from consolidated communities existing as of June 30, 2003 driven by increases in occupancy. Offsetting this increase, in part, was a decrease of $29 million in facility operating expenses as a result of the sale of 33 consolidated senior living communities from June 30, 2003 to June 30, 2004 and a decrease of $2 million in facility operating expenses resulting from the sale of 10 consolidated communities on March 28, 2003. Since all of these communities continue to be managed by Sunrise, operating expenses from these facilities is included in management services expenses for the six months ended June 30, 2004.

     General and administrative expenses increased 8% to $36 million for the six months ended June 30, 2004 compared to $33 million for the six months ended June 30, 2003. The six months ended June 30, 2003 includes $5 million in transition expenses related to the acquisition of MSLS. Excluding transition expenses, general and administrative expenses increased $8 million due to the substantial growth in the number of communities managed.

     Depreciation and amortization expense for the six months ended June 30, 2004 increased to $10 million from $7 million for the six months ended June 30, 2003. This increase reflects the timing of sales of properties and the opening of new properties.

     Facility lease expenses for the six months ended June 30, 2004 increased $8 million to $23 million from $15 million for the six months ended June 30, 2003. This increase was primarily due to the March 28, 2003 acquisition of 18 MSLS communities with operating leases, which only contributed approximately three months of expenses during the six months ended June 30, 2003.

     Interest

     Net interest expense decreased for the six months ended June 30, 2004 to less than $1 million from $10 million for the six months ended June 30, 2003. The $9 million decrease is due to an $11 million decrease in interest expense partially offset by a $2 million decrease in interest income. The $11 million decline in interest expense was primarily due to a decrease in the average balance of debt outstanding, as well as a decline in the interest rate that we pay on both our fixed and variable rate debt. Debt decreased from $476 million to $232 million, or 51%, from June 30, 2003 to June 30, 2004. The weighted-average interest rate on our fixed and variable rate debt at June 30, 2004 was 4.45% compared to 4.89% at June 30, 2003. The $2 million decrease in interest income is due primarily to a decrease in notes receivable from affiliates of $135 million at June 30, 2003 to $73 million at June 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Provision for Income Taxes

     The provision for income taxes was $17 million for both the six months ended June 30, 2004 and 2003. The effective tax rate increased slightly from 36% at June 30, 2003 to 37% at June 30, 2004 due to an increase in our state effective tax rate.

     Realization of the deferred tax asset of $13 million at June 30, 2004 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

     Liquidity and Capital Resources

     At June 30, 2004, we had approximately $121 million in unrestricted cash and cash equivalents, $215 million available under credit facilities and working capital of $75 million.

     Working capital increased $4 million from $71 million at December 31, 2003 to $75 million at June 30, 2004. This increase was primarily due to the recognition of $25 million in deferred revenue during the first half of 2004. In addition, we received $17 million in proceeds from the exercise of stock options during this period. This increase was partially offset by the repurchase of $44 million of our common stock during the first six months of 2004. The remaining change was due to normal fluctuations in the current assets and current liabilities related to the ordinary course of business.

     Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was approximately $63 million and $4 million, respectively. The increase is primarily due to operating activity of the properties acquired with MSLS.

     Net cash used in investing activities was $25 million and $18 million for the six months ended June 30, 2004 and June 30, 2003, respectively. During the six months ended June 30, 2004 we had a net increase of $17 million in investments and receivables. In addition, we made $7 million in contributions to investments in unconsolidated senior living properties.

     Net cash used in financing activities was $21 million and $55 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we repurchased approximately $44 million of our common stock and received proceeds of $17 million from the exercise of stock options. Financing activities for the six months ended June 30, 2004 and 2003 included additional borrowings of $12 million and $225 million, respectively, offset by debt repayments of $5 million and $262 million, respectively. The additional borrowings under our credit facility during the first six months of 2003 were used to fund our continued development of senior living properties.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of June 30, 2004, we had $232 million of outstanding debt at a weighted average interest rate of 4.45%, including $120 million of convertible notes. Of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the amount of outstanding debt, we had $182 million of fixed-rate debt at a weighted average interest rate of 4.75% and $50 million of variable rate debt at a weighted average interest rate of 3.36%.

     At June 30, 2004, we had $37 million of debt that is due within the next twelve months. Of this amount, $35 million relates to eight wholly owned properties. This debt is mortgage or construction financing that we intend to refinance or extend.

     On September 23, 2003, we closed on a commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaced our $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties. There are $10 million in advances outstanding under this credit facility as of June 30, 2004.

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

     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At June 30, 2004, we were in compliance with the financial covenants contained in our debt instruments.

     We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $38 million to complete the consolidated communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $113 million. We expect to develop the majority of these sites within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties to new and existing joint ventures will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Stock Repurchase Program

     On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009. In 2003, we repurchased another 3,959,400 shares at an average price of $26.83. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009. During the first six months of 2004, we purchased 1,195,000 shares at an average price of $36.45 bringing the total shares purchased through June 30, 2004 to 5,735,800 shares at an average price of $28.71. Through June 30, 2004, we have repurchased $5 million of our convertible subordinated notes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2004.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At June 30, 2004, we had minority equity ownership interests in 148 senior living properties, 21 of which are under development. We have 14 properties in which we own less than 10%, 99 properties in which we own between 10% and 20%, 18 properties in which we own between 21% and 30% and 17 properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Five of the notes have adjustable rates.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $50 million at June 30, 2004 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2004.

	Maturity Date through June 30,						Estimated
							Fair Market
	2005	2006	2007	2008	2009	Thereafter	Value
			(dollars in thousands)
Assets
Notes receivable
Fixed rate	$17,054	$10,235	$2,058	$3,278	—	$25,755	$58,380
Average interest rate	10.1%	7.5%	8.0%	15.0%	—	11.2%	—
Variable rate	$2,661	—	—	—	$7,167	$4,482	$14,310
Average interest rate	6.0%	—	—	—	4.4%	4.5%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$26,260	$2,123	$9,200	$2,157	$2,088	$19,860	$62,021
Average interest rate	5.9%	0.6%	4.7%	0.7%	0.8%	1.6%	—
Variable rate	$10,944	$7,149	$28,101	$200	$200	$3,600	$50,194
Average interest rate	3.8%	4.9%	1.7%	2.4%	2.4%	2.4%	—
Convertible notes	—	—	—	—	$120,000	—	$147,450
Average interest rate	—	—	—	—	5.3%	—	—

(1)	Includes the life care endowment obligations assumed through the acquisition of MSLS.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. No change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Program	the Plan
April 1 – 30, 2004	30,000	$34.97	30,000	$36,151,694
May 1 – 31, 2004	62,800	$34.11	62,800	$34,009,850
June 1 – 30, 2004	99,700	$37.12	99,700	$30,309,403

Total	192,500	$35.80	192,500	$30,309,403

     On March 11, 2004, our Board of Directors approved $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 12, 2004, Sunrise held its 2004 annual meeting of stockholders at the Ritz-Carlton (Tysons Corner), 1700 Tysons Boulevard, McLean, Virginia. The annual meeting was called for the following purposes: (1) to elect two directors for terms of three years each; and (2) to transact any other business as may properly come before the annual meeting or any adjournments or postponements.

		Withhold
		Authority
Directors	For	To Vote
Craig R. Callen	17,752,953	3,035,885
Paul J. Klaassen	17,756,142	3,032,696

     The names of each of the other directors whose terms of office continued after the annual meeting are as follows: Ronald V. Aprahamian, David G. Bradley, Thomas J. Donohue, David W. Faeder, J. Douglas Holladay and Teresa M. Klaassen.

     There was no other business that was considered before the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

(b)	Reports on Form 8-K

          On May 4, 2004, Sunrise filed a Form 8-K with the Securities and Exchange Commission to report its consolidated financial results for the quarter ended March 31, 2004.

          On May 18, 2004, Sunrise filed a Form 8-K with the Securities and Exchange Commission to include an updated Sunrise slideshow presentation.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE SENIOR LIVING, INC. (Registrant)
Date: August 5, 2004	/s/ Larry E. Hulse
Larry E. Hulse
Chief Financial Officer

Date: August 5, 2004	/s/ Carl G. Adams
Carl G. Adams
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002