Form 10-Q
period 2004-09-30
SUNRISE SENIOR LIVING INC
filed 2004-11-09
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2004

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

Yes [X]             No [  ]

As of October 31, 2004, there were 20,328,942 shares of the Registrant’s Common Stock outstanding.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

September 30, 2004

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$118,770	$102,548
Accounts receivable, net	53,502	46,329
Notes receivable - affiliates	2,887	28,976
Deferred income taxes	15,261	23,570
Prepaid expenses and other current assets	81,416	34,472

Total current assets	271,836	235,895
Property and equipment, net	414,511	412,228
Notes receivable - affiliates	71,042	48,377
Management contracts and leaseholds, net	79,407	82,395
Costs in excess of assets acquired, net	110,535	106,139
Investments in unconsolidated senior living properties	88,759	73,834
Investments	5,610	5,610
Other assets	33,292	45,320

Total assets	$1,074,992	$1,009,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$166,004	$111,381
Deferred revenue	3,810	31,229
Current maturities of long-term debt	13,236	22,162

Total current liabilities	183,050	164,772
Long-term debt, less current maturities	228,672	200,828
Investments in unconsolidated senior living properties	3,553	3,371
Deferred income taxes	135,659	129,661
Other long-term liabilities	20,904	19,287

Total liabilities	571,838	517,919
Minority interests	1,501	1,603
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,319,192 and 20,987,730 shares issued and outstanding in 2004 and 2003, respectively	203	210
Additional paid-in capital	243,383	273,378
Retained earnings	259,084	221,109
Deferred compensation - restricted stock	(4,636)	(6,564)
Accumulated other comprehensive income	3,619	2,143

Total stockholders’ equity	501,653	490,276

Total liabilities and stockholders’ equity	$1,074,992	$1,009,798

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Management services	$284,162	$233,377	$826,095	$504,758
Resident fees	86,149	99,658	256,246	256,593

Total operating revenues	370,311	333,035	1,082,341	761,351

Operating expenses:
Management services	257,680	209,621	750,450	454,694
Facility operating	65,144	74,168	193,632	188,911
General and administrative	18,556	21,451	54,168	54,420
Depreciation and amortization	5,001	4,716	15,033	11,384
Facility lease	10,766	11,585	34,238	26,912

Total operating expenses	357,147	321,541	1,047,521	736,321

Other income:
Income from property sales	—	20,276	23,977	63,184

Income from operations	13,164	31,770	58,797	88,214
Interest income (expense):
Interest income	2,045	2,307	5,418	7,136
Interest expense	(1,639)	(7,692)	(5,482)	(22,304)

Net interest income (expense)	406	(5,385)	(64)	(15,168)
Equity in earnings of unconsolidated senior living properties	752	724	2,167	929
Minority interests	(176)	(338)	(622)	(922)

Income before income taxes	14,146	26,771	60,278	73,053
Provision for income taxes	(5,234)	(9,638)	(22,303)	(26,299)

Net income	$8,912	$17,133	$37,975	$46,754

Net income per common share data:
Basic:
Basic net income per common share	$0.44	$0.82	$1.87	$2.16

Diluted:
Diluted net income per common share	$0.41	$0.74	$1.67	$1.96

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	Sept 30,
	2004	2003
	(Unaudited)
Operating activities
Net income	$37,975	$46,754
Adjustments to reconcile net income to net cash provided by operating activities:
Income from property sales	(25,209)	(63,184)
Equity in earnings of unconsolidated senior living properties	(2,167)	(929)
Minority interests	622	922
Provision for bad debts	1,633	152
Provision for deferred income taxes	22,303	26,299
Depreciation and amortization	15,033	11,384
Loss on sale of assets	1,232	—
Amortization of financing costs	1,653	5,826
Amortization of deferred compensation	1,819	1,155
Changes in operating assets and liabilities:
Increase:
Accounts receivable	(7,678)	(14,386)
Prepaid expenses and other current assets	(24,177)	(12,566)
Other assets	(27)	(8,653)
Increase (decrease):
Accounts payable and accrued expenses	51,888	9,332
Deferred revenue	(2,210)	(3,829)
Other liabilities	10,867	10,048

Net cash provided by operating activities	83,557	8,325

Investing activities
Acquisition of business and properties	—	(93,459)
Dispositions of property	70,184	384,000
Acquisition of property	(87,060)	(73,306)
Increase in investments and notes receivable	(69,994)	(40,816)
Proceeds from investments and notes receivable	50,716	124,829
Decrease in restricted cash and cash equivalents	9,710	7,726
Contributions to investments in unconsolidated senior living properties	(18,504)	(11,776)

Net cash (used in) provided by investing activities	(44,948)	297,198

Financing activities
Net proceeds from exercised options	20,379	6,817
Additional borrowings under long-term debt	48,009	293,628
Repayment of long-term debt	(32,077)	(543,325)
Net investment in minority interest	(724)	(556)
Financing costs paid	(260)	(3,795)
Repurchase of stock	(57,714)	(49,872)

Net cash used in financing activities	(22,387)	(297,103)

Net increase in cash and cash equivalents	16,222	8,420
Cash and cash equivalents at beginning of period	102,548	173,119

Cash and cash equivalents at end of period	$118,770	$181,539

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

          The accompanying consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2004 and 2003 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2003 included in Sunrise’s 2003 Annual Report on Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

          Certain 2003 balances have been reclassified to conform to the 2004 presentation.

          Consistent with Sunrise’s transformation to a management services company, two reclassifications are presented in these financial statements. First, Sunrise has reclassified income from property sales out of operating revenues and is now reflecting income from property sales as other income. These amounts remain a component of income from operations. Second, in order to provide comparable cash flows from core operating activities, Sunrise has reclassified all property sale cash flows from operating activities to the investing activities section of the cash flow statement. Accordingly, certain amounts within investing activities have been reclassified from the prior period presentation. This reclassification did not have any impact on previously reported 2004 cash flows. The impact to the cash flow statement for the nine-months ended September 30, 2003 was to reclassify approximately $29 million from operating cash flows to investing cash flows.

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

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

          For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense, net of taxes, over the options’ vesting period. Sunrise’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$8,912	$17,133	$37,975	$46,754
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	($2,109)	($3,905)	($6,978)	($10,925)
Pro forma	$6,803	$13,228	$30,997	$35,829
Basic net income per share:
As reported	$0.44	$0.82	$1.87	$2.16
Pro forma	$0.34	$0.64	$1.52	$1.66
Diluted net income per share:
As reported	$0.41	$0.74	$1.67	$1.96
Pro forma	$0.32	$0.58	$1.39	$1.53

Impact of Recently Issued Accounting Standards

          On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued Interpretation No. 46, Revised (“FIN 46 Revised”). Under FIN 46 Revised, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must immediately apply the provisions of this interpretation as of the date the entity was created. Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of this interpretation as of March 31, 2004 in accordance with FIN 46 Revised.

     Sunrise’s joint ventures generally fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale/long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These joint ventures obtain non-recourse third-party debt. Sunrise does not have future requirements to

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. As of September 30, 2004, these investments totaled $189 million, not including any guarantees provided to these joint ventures as described in Note 3. The realization of these investments is dependent upon the ongoing operations of the joint ventures. See Note 5 for operating results of the joint ventures.

          There are five joint ventures in which Sunrise has a variable interest in a variable interest entity. Three of the variable interest entities are development joint ventures which were established between 1999 and 2003 and contain a total of seven operating senior living communities as well as one property under development. One variable interest entity is an operating joint venture formed in 2000. The final variable interest entity is a sale/manage back joint venture that contains a total of 28 operating properties. Sunrise is not considered the primary beneficiary of any of these joint ventures and therefore, continues to account for these investments under the equity method of accounting. Sunrise’s maximum exposure to loss as a result of its involvement with these variable interest entities at September 30, 2004 is $59 million.

          Sunrise’s remaining joint ventures are not considered variable interest entities.

3. Commitments

          Sunrise has entered into contracts to purchase properties for development of additional senior living properties through joint venture arrangements or on a consolidated basis. The aggregate contracted purchase price of these sites amounts to $94 million as of September 30, 2004. Sunrise is pursuing additional development opportunities and also plans to acquire additional properties as market conditions warrant.

          As a part of Sunrise’s operating strategy, Sunrise has provided limited debt guarantees to certain of its business ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided an operating deficit credit facility as a part of certain management contracts. In addition to the guarantees disclosed in its 2003 Annual Report on Form 10-K, during the nine months ended September 30, 2004, Sunrise guaranteed a loan of approximately $3 million to a limited partnership in which Sunrise holds a 25% interest. Sunrise would be required to perform under the debt guarantee if the business venture failed to make principal and interest payments under the debt agreement and the bank pursued the Sunrise guarantee. Once the facility reaches certain occupancy levels and certain covenants are met by the borrower, the guarantee is reduced to 25% of the outstanding balance. In addition, Sunrise has guaranteed a loan of up to $9 million related to a development joint venture. Sunrise has agreed to fund any operating deficits of the borrower and would be obligated to fund such deficits until such time that the borrower has attained certain operating thresholds. Sunrise has also guaranteed a loan

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for $3 million to a joint venture in which we have a 20% interest. Sunrise would be required to perform under the debt guarantee if the joint venture failed to make principal and interest payments under the debt agreement and the bank pursued the Sunrise guarantee. Finally, approximately $18 million of last dollar debt guarantees on international development were terminated upon meeting certain contingencies. To date, Sunrise has not been required to fund any debt guarantees. At September 30, 2004, Sunrise does not believe that it will be required to fund any debt under its current outstanding debt guarantees.

4. Net Income Per Common Share

          The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic net income per share:
Net income	$8,912	$17,133	$37,975	$46,754

Numerator for diluted net income per share:
Net income	$8,912	$17,133	$37,975	$46,754
Assumed conversion of convertible notes, net of tax	1,103	1,166	3,286	3,463

Diluted net income	$10,015	$18,299	$41,261	$50,217

Denominator:
Denominator for basic net income per common share-weighted average shares	20,231	20,781	20,361	21,636
Effect of dilutive securities:
Employee stock options and restricted stock	855	527	971	502
Convertible notes	3,348	3,484	3,348	3,486

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,434	24,792	24,680	25,624

Basic net income per common share:	$0.44	$0.82	$1.87	$2.16

Diluted net income per common share:	$0.41	$0.74	$1.67	$1.96

          Certain shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Transactions with Unconsolidated Entities

          Included in prepaid expenses and other current assets are net receivables from related unconsolidated partnerships or limited liability companies of $43 million as of September 30, 2004 and $15 million as of December 31, 2003. Included in accounts payable and accrued expenses are net payables to unconsolidated partnerships or limited liability companies of $1 million as of September 30, 2004 and December 31, 2003. Net receivables from and payables to unconsolidated partnerships or limited liability companies relate primarily to management activities.

          Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Assets, principally property and equipment	$2,069,040	$1,915,403
Liabilities, principally long-term debt	1,462,919	1,343,956
Equity	606,121	571,447

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$130,767	$109,012	$363,126	$304,005
Net income	5,844	7,076	17,699	8,452

          Total management services revenue from related unconsolidated entities was $108 million and $81 million for the three months ended September 30, 2004 and 2003, respectively, and $301 million and $202 million for the nine months ended September 30, 2004 and 2003, respectively.

6. Information about Sunrise’s Segments

          Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations was $4 million for the three months ended September 30, 2004 and $1 million for the three months ended September 30, 2003, and $7 million and $2 million for the nine months ended September 30, 2004 and 2003, respectively. International expenses from operations was $3 million and $2 million for the three months ended September 30, 2004 and 2003, respectively, and $8 million and $5 million for the nine months ended September 30, 2004 and 2003, respectively.

SUNRISE SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Comprehensive Income

          Comprehensive income was $11 million and $18 million for the three months ended September 30, 2004 and 2003, respectively, and $39 million and $51 million for the nine months ended September 30, 2004 and 2003, respectively. The difference between net income and comprehensive income is primarily due to foreign currency translation adjustments for 2004 and 2003 and the impact of the fair value accounting of interest rate swaps for 2003.

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

          The following unaudited pro forma information presents the results of operations of Sunrise as if the acquisition of MSLS had taken place as of January 1, 2003 (in thousands):

Nine months ended
September 30,
2003
Revenue	$1,016,525
Net income	$46,213
Basic net income per common share	$2.14
Diluted net income per common share	$1.94

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

Overview

          We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision - to create an alternative senior living option that would emphasize quality of life and quality of care. As of September 30, 2004, we operated 365 communities in the United States, nine communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,000. Of these, 192 are communities owned by us or in which we have an ownership interest and 185 are communities managed for third parties. In addition, we are providing pre-opening management services to 29 communities under construction, including three communities in Germany. Our communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. In addition, we develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest and for third parties.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          You should refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we have provided limited debt guarantees to certain of our development joint ventures, guaranteed that properties will be completed at budgeted costs approved by all partners in the joint venture and provided operating deficit guarantees as a part of certain management contracts. In addition to the guarantees disclosed in our 2003 Annual Report on Form 10-K, during the nine months ended September 30, 2004, we guaranteed a loan of approximately $3 million to a limited partnership in which we hold a 25% interest, a loan of $3 million to a joint venture in which we hold a 20% interest and a loan up to $9 million related to a development joint venture. In addition, approximately $18 million of last dollar debt guarantees on international development were terminated upon meeting certain contingencies.

Results of Operations

          We currently derive our consolidated operating revenues from two primary sources: (1) management services revenue for management services provided to communities owned by unconsolidated joint ventures and other third party owners, and (2) resident fees for the delivery of senior living services to our consolidated communities. As we have continued our long-term strategy of transforming ourselves into a senior management services company, management services revenue has become a larger part of our total operating revenues. Management services revenue comprised 77% and 70% of total operating revenues for the three months ended September 30, 2004 and 2003, respectively, and 76% and 66% of the total operating revenues for the nine months ended September 30, 2004 and 2003, respectively.

          Management services revenue represent fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners and pre-opening service fees. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated joint ventures are reflected as management services revenue in the income statement, as required by contract accounting, and are offset by a corresponding amount reflected in the management services expense line item.

          Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. For the three months ended September 30, 2004 and 2003, approximately 92% and 93%, respectively, of our resident fee revenue was derived from private pay sources. As a result of the acquisition of Marriott Senior Living Services (“MSLS”), approximately eight percent of our resident fee revenue for the three months ended September 30, 2004 and approximately seven percent for the three months ended September 30, 2003 was derived from Medicare / Medicaid. Resident fees from residents in our senior living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

resident related services. Additional fees are paid by residents who require personal care in excess of services provided under the basic care program or services for cognitively impaired residents.

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

          The following summarized table sets forth the components of our net income (in thousands):

	Three months ended
	September 30,
	2004	2003
Total operating revenues	$370,311	$333,035
Total operating expenses	(357,147)	(321,541)
Other income (income from property sales)	—	20,276

Income from operations	13,164	31,770
Interest income	2,045	2,307
Interest expense	(1,639)	(7,692)
Equity in earnings of unconsolidated senior living properties	752	724
Minority interests	(176)	(338)

Income before income taxes	14,146	26,771
Provision for income taxes	(5,234)	(9,638)

Net income	$8,912	$17,133

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Operating Revenues

          Management services revenue increased by $51 million, or 22%, to $284 million for the three months ended September 30, 2004 from $233 million for the three months ended September 30, 2003. This increase was primarily due to the growth in the number of communities managed by Sunrise for unconsolidated joint ventures and other third party owners or in the pre-opening phase. The total number of communities managed for unconsolidated joint ventures and other third party owners increased by 32, or 11%, to 313 communities at September 30, 2004, up from 281 communities at September 30, 2003. This growth resulted primarily from the addition of 28 management contracts with third party owners since September 30, 2003 (22 from long-term management contracts for EdenCare Senior Living Communities), partially offset by the termination of five management contracts with third party owners. In addition, we recognized management services revenue in the three months ended September 30, 2004 related to 20 facilities that were sold at the end of the third quarter in 2003 (which we continue to manage or have a joint venture interest). No management services revenue was recognized for these communities in the three months ended September 30, 2003 since these communities were owned during that period and therefore we recorded resident fee revenue. Many of the communities managed for unconsolidated joint ventures and other third party owners are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

          Resident fees represent revenues earned from residents in our consolidated communities. Resident fees decreased $14 million, or 14%, to $86 million for the three months ended September 30, 2004 from $100 million for the three months ended September 30, 2003. As described in the preceding paragraph, this decrease of $14 million was due to the sale of 20 consolidated senior living properties at the end of the third quarter in 2003. Since all of these communities continue to be managed by Sunrise, management revenue from these communities is included in management services revenue in 2004. In addition, resident fees decreased by $3 million due to the termination of three MSLS leases, the sale of one consolidated property and the closing of another consolidated property since September 30, 2003. This was offset by an increase of $3 million in resident fees from other consolidated communities driven by increases in occupancy and daily rate.

          Average resident occupancy for the 147 same-store owned communities (consolidated and joint venture communities that were stabilized during both the three months ended September 30, 2004 and 2003) was 91.1% compared to 89.1%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          The average daily rate paid by residents for the 147 same-store owned communities that we operated during both the three months ended September 30, 2004 and 2003 was $135 compared to $129, respectively. The increase is primarily due to a general increase in the basic care rate.

          Operating Expenses

          Management services expense increased $48 million to $258 million for the three months ended September 30, 2004 from $210 million for the three months ended September 30, 2003. This increase is consistent with the increase in management services revenue and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

          Facility operating expense for the three months ended September 30, 2004 decreased $9 million, or 12%, to $65 million from $74 million for the three months ended September 30, 2003. This decrease includes $9 million due to operating expenses from 20 consolidated properties sold at the end of the third quarter in 2003. Since all of these communities continue to be managed by Sunrise, facility operating expenses from these facilities are included in management services expense for the three months ended September 30, 2004 as required by contract accounting. In addition, there was a decrease of $3 million in facility operating expenses from the termination of three MSLS leases, the sale of one consolidated facility and the closing of another consolidated facility since September 30, 2003, offset by an increase of $3 million in facility operating expenses from the remaining consolidated communities.

          General and administrative expense decreased by $3 million, or 14%, to $19 million for the three months ended September 30, 2004 compared to $22 million for the three months ended September 30, 2003. The three months ended September 30, 2003 included $4 million in transition expenses related to the acquisition of MSLS. The three months ended September 30, 2004 includes $1 million of expenses related to implementation of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”).

          Other Income

          Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sale transactions. During the third quarter of 2004, we recognized no income from property sales. During the third quarter of 2003, we recognized $15 million of gains previously deferred on asset sales completed during 2002 and 2003 as a result of certain operating contingencies that were met in the third quarter of 2003. In addition, we recognized approximately $5 million of gains in the third quarter of 2003 from a sale/long-term manage back transaction completed during the third quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Interest

          Interest expense for the three months ended September 30, 2004 decreased by $6 million from the three months ended September 30, 2003. The decrease in interest expense was due to Sunrise paying down debt by approximately $281 million at the end of the third quarter of 2003. As such, we incurred three months of interest expense on this debt for the three months ended September 30, 2003, but no interest expense on this debt for the three months ended September 30, 2004. Also contributing to the decline in interest expense was a further decline in our debt from $263 million at September 30, 2003 to $242 million at September 30, 2004 and a decline in the interest rates on our debt. The weighted-average interest rate on our fixed and variable rate debt was 4.34% at September 30, 2004 compared to 4.68% at September 30, 2003.

          Provision for Income Taxes

          The provision for income taxes was $5 million for the three months ended September 30, 2004 and $10 million for the three months ended September 30, 2003. The effective tax rate increased slightly from 36% at September 30, 2003 to 37% at September 30, 2004 due to an increase in our effective state tax rate.

          Realization of the deferred tax asset of $15 million at September 30, 2004 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Nine months Ended September 30, 2004 Compared to the Nine months Ended September 30, 2003

          The following summarized table sets forth the components of our net income (in thousands):

	Nine months ended
	September 30,
	2004	2003
Total operating revenues	$1,082,341	$761,351
Total operating expenses	(1,047,521)	(736,321)
Other income (income from property sales)	23,977	63,184

Income from operations	58,797	88,214
Interest income	5,418	7,136
Interest expense	(5,482)	(22,304)
Equity in earnings of unconsolidated senior living properties	2,167	929
Minority interests	(622)	(922)

Income before income taxes	60,278	73,053
Provision for income taxes	(22,303)	(26,299)

Net income	$37,975	$46,754

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Operating Revenues

          Management services revenue increased by $321 million to $826 million for the nine months ended September 30, 2004 from $505 million for the nine months ended September 30, 2003. This increase was primarily due to the growth in the number of communities operated or managed by Sunrise for unconsolidated joint ventures and other third party owners or in the pre-opening phase, including those facilities acquired on March 28, 2003 from MSLS. The total number of communities managed for unconsolidated joint ventures and other third party owners increased 11% to 313 communities at September 30, 2004, up from 281 communities at September 30, 2003. Of the 281 communities at September 30, 2003, 108 communities were acquired on March 28, 2003 and therefore only contributed approximately six months of revenues during the nine months ended September 30, 2003. Of the $321 million increase in management services revenue, $155 million was due to the properties included in the MSLS acquisition. In addition, there was an increase of $61 million due to new third-party managed properties being added on or subsequent to September 30, 2003 and $38 million from newly opened joint venture communities. We also saw an increase of $52 million from 17 new communities in unconsolidated joint ventures added from June 30, 2003 to September 30, 2003 as a result of sales of consolidated properties on or subsequent to June 30, 2003, many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. Since these 17 consolidated communities were sold between June 30 and September 30, 2003 they had nine months of revenue for the nine months ended September 30, 2004 but less than three months of revenue for the nine months ended September 30, 2003. These revenues are offset by a corresponding amount reflected in the management services expense line item. The remaining increase was due to a $12 million increase in revenues from existing joint ventures and managed communities and a $3 million increase in pre-opening fees.

          Resident fees represent revenues earned from residents in our consolidated communities. Resident fees were $256 million for both the nine months ended September 30, 2004 and 2003. While there was no net change in the total resident fees, a number of significant offsetting items contributed to this. Resident fees increased by $47 million due to the acquisition of MSLS communities with operating leases and by $8 million due to the acquisition of other consolidated communities at the end of the second quarter of 2003. In addition, there was an increase of $7 million in resident fees from other consolidated communities existing as of September 30, 2003 driven by increases in occupancy and daily rate. These increases were offset by a decrease of $56 million as a result of the sale of 33 consolidated senior living communities between June 30, 2003 and September 30, 2003. Since these 33 consolidated communities were sold between June 30 and September 30, 2003, they had approximately 6 to 9 months of revenue for the nine months ended September 30, 2003 but none for the nine months ended September 30, 2004. We also saw a decrease of $3 million due to the closure of two communities in the second quarter and one community in the third quarter of 2004. In addition, there was a decrease in resident fees of $3 million due to the sale of 10 consolidated communities on March 28, 2003. Since these 10 consolidated communities were sold on March 28, 2003 they had approximately three months of revenue for the nine months ended September 30, 2003 but none for the nine months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

September 30, 2004. All of these 43 consolidated communities sold continue to be managed by Sunrise, and as such, management revenue from these facilities is included in management services revenue for the nine months ended September 30, 2004.

          Operating Expenses

          Management services expense increased $295 million to $750 million for the nine months ended September 30, 2004 from $455 million for the nine months ended September 30, 2003. This increase is consistent with the increase in management services revenue and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

          Facility operating expense for the nine months ended September 30, 2004 increased $5 million, or 3%, to $194 million from $189 million for the nine months ended September 30, 2003. This increase includes $35 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $6 million in facility operating expenses from other consolidated communities acquired since September 30, 2003 and an increase of $5 million in facility operating expenses from consolidated communities existing as of September 30, 2003 driven by increases in occupancy. Offsetting this increase, in part, was a decrease of $36 million in facility operating expense as a result of the sale of 33 consolidated senior living communities from June 30, 2003 to September 30, 2003 and a decrease of $2 million in facility operating expense resulting from the sale of 10 consolidated communities on March 28, 2003. We also saw a decrease of $3 million due to the closure of two communities in the second quarter and one community in the third quarter of 2004. Since all of these communities continue to be managed by Sunrise, operating expenses from these facilities are included in management services expense for the nine months ended September 30, 2004.

          General and administrative expense was $54 million for both the nine months ended September 30, 2004 and September 30, 2003. The nine months ended September 30, 2004 includes $1 million in costs related to implementation of Sarbanes-Oxley. The nine months ended September 30, 2003 included $9 million in transition expenses related to the acquisition of MSLS. Excluding these costs, general and administrative expense increased $8 million due to the substantial growth in the number of communities managed.

          Depreciation and amortization expense for the nine months ended September 30, 2004 increased to $15 million from $11 million for the nine months ended September 30, 2003. This increase reflects the timing of sales of properties and the opening of new properties.

          Facility lease expense for the nine months ended September 30, 2004 increased $7 million to $34 million from $27 million for the nine months ended September 30, 2003. This increase was due to the March 28, 2003 acquisition of 18 MSLS communities with operating leases, which only contributed approximately six months of expenses for the nine months ended September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Other Income

          Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating and financing contingencies in the sales transactions. During the first nine months of 2004, we recognized $25 million of gains previously deferred on asset sales completed during 2003 as a result of certain operating and financing contingencies being met in the first nine months of 2004. During the first nine months of 2003, we recognized $34 million of gains previously deferred on asset sales completed during 2002 as a result of certain operating contingencies being met in the of 2003. We also recognized $29 million of gains from our sale/long-term manage back transactions closed in the first nine months of 2003.

          Interest

          Net interest expense decreased for the nine months ended September 30, 2004 to approximately zero from $15 million for the nine months ended September 30, 2003. The $15 million decrease is due to a $17 million decrease in interest expense partially offset by a $2 million decrease in interest income. The decrease in interest expense was due primarily to Sunrise paying down debt by approximately $281 million at the end of the third quarter of 2003. As such we incurred nine months of interest expense on this debt for the nine months ended September 30, 2003, but no interest expense on this debt for the nine months ended September 30, 2004. Also contributing to the decline in interest expense was a further decline in our debt from $263 million at September 30, 2003 to $242 million at September 30, 2004 and a decline in the interest rates on our debt. The weighted-average interest rate on our fixed and variable rate debt at September 30, 2004 was 4.34% compared to 4.68% at September 30, 2003.

          Provision for Income Taxes

          The provision for income taxes was $22 million for the nine months ended September 30, 2004 and $26 million for the nine months ended September 30, 2003. The effective tax rate increased slightly from 36% at September 30, 2003 to 37% at September 30, 2004 due to an increase in our effective state tax rate.

          Realization of the deferred tax asset of $15 million at September 30, 2004 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

          Liquidity and Capital Resources

          At September 30, 2004, we had approximately $119 million in unrestricted cash and cash equivalents, $187 million available under credit facilities and working capital of $89 million.

          Working capital increased $18 million from $71 million at December 31, 2003 to $89 million at September 30, 2004. The increase in accounts receivable of $7 million and prepaid expenses and other current assets of $47 million relates primarily to the timing of collections of receivables from our property owners for operating expenses and insurance programs at

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

communities that we manage. Offsetting this is an increase in accounts payable and accrued expenses of $55 million at September 30, 2004, primarily related to accrued salaries and benefits of our employees that were paid on October 1, 2004. In addition we recognized approximately $25 million in deferred revenue, received $20 million in proceeds from the exercise of stock options and repurchased $58 million of our common stock during the first nine months of 2004. The remaining change was due to normal fluctuations in the current assets and current liabilities related to the ordinary course of business.

          Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was approximately $84 million and $8 million, respectively. The primary drivers for the change in operating cash activity is due to an increase in income from management services as we have increased the number of communities managed and the increase in accounts payable and accrued expenses. We have completed our transformation from a property owning entity to a manager of senior living facilities and expect that property sales will not be a driver of our business. The increase in accounts payable and accrued expenses will fluctuate based on the timing of the payment of vendors for communities that we operate. The reimbursement for these costs will vary as some costs are pre-funded, such as payroll, while others are reimbursed after incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables from owners for our managed communities.

          Net cash used in investing activities was $45 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 net cash provided by investing activities was $297 million. During the nine months ended September 30, 2004 we had dispositions of property of $70 million and acquisitions of property of $87 million. In addition, we had a net outflow of cash of $38 million as we continue to make investments in ventures and notes receivable during 2004. Finally, we had $10 million of cash that restrictions were lifted.

          Net cash used in financing activities was $22 million and $297 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003 we repurchased approximately $58 million and $50 million of our common stock, respectively, and received proceeds of $20 million and $7, respectively, from the exercise of stock options. Financing activities for the nine months ended September 30, 2004 and 2003 included additional borrowings of $48 million and $293 million, respectively, offset by debt repayments of $32 million and $543 million, respectively. The borrowings under our credit facility are used to fund our continued development of senior living properties.

          To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. As of September 30, 2004, we had $242 million of outstanding debt at a weighted average interest rate of 4.34%, including $120 million of convertible notes. Of the amount of outstanding debt, we had $163 million of fixed-rate debt at a weighted average interest rate of 4.59% and $79 million of variable rate debt at a weighted average interest rate of 3.81%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          At September 30, 2004, we had $13 million of debt that is due within the next twelve months. Of this amount, $11 million relates to five wholly owned properties. This debt is mortgage or construction financing that we intend to refinance or extend.

          On September 23, 2003, we closed on a commitment from a syndicate of banks for a $200 million corporate credit facility. The facility has an initial term of three years with an extension option. Proceeds will be used for general corporate purposes, including investments, acquisitions and the refinance of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaced our $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties. There are $38 million in advances outstanding under this credit facility as of September 30, 2004.

          Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis. If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. At September 30, 2004, we were in compliance with the financial covenants contained in our debt instruments.

          We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $61 million to complete the consolidated communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $94 million. We expect to develop the majority of these sites within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties to new and existing joint ventures will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

          Stock Repurchase Program

          On July 23, 2002, we announced that our Board of Directors authorized us to repurchase outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares on the open market, at an average price of $25.62 per share. On May 7, 2003, we announced that our Board of Directors expanded our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock of Sunrise and/or our outstanding 5 ¼% convertible subordinated notes due 2009. In 2003, we repurchased another 3,959,400 shares at an average price of $26.83. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 ¼% convertible subordinated notes due 2009. During the first nine months of 2004, we purchased 1,602,900 shares at an average price of $36.01 bringing the total shares purchased through September 30, 2004 to 6,143,700 shares at an average price of $29.11. Through September 30, 2004, we have repurchased $5 million of our convertible subordinated notes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2004.

          We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At September 30, 2004, we had minority equity ownership interests in 155 senior living properties, 27 of which are under development. We have 13 properties in which we own less than 10%, 103 properties in which we own between 10% and 20%, 19 properties in which we own between 21% and 30% and 20 properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Five of the notes have adjustable rates.

          We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

          For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $79 million at September 30, 2004 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.8 million.

          The table below details by category the principal amount, the average interest rates and the estimated fair market value. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2004.

	Maturity Date through September 30,						Estimated
							Fair Market
	2005	2006	2007	2008	2009	Thereafter	Value
	(dollars in thousands)
Assets
Notes receivable
Fixed rate	$244	$26,316	$5,489		—	$27,412	$59,461
Average interest rate	15.0%	9.0%	12.3%		—	11.2%	—
Variable rate	$2,643	$170	—	—	$7,171	$4,484	$14,468
Average interest rate	6.0%	2.3%	—	—	4.8%	4.5%	—
Investments
Bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Liabilities
Debt
Fixed rate (1)	$2,342	$2,328	$14,387	$2,133	$2,065	$19,954	$43,541
Average interest rate	1.5%	1.2%	5.4%	0.7%	0.8%	1.6%	—
Variable rate	$10,894	$47,695	$16,112	$200	$200	$3,600	$78,701
Average interest rate	3.8%	1.0%	2.6%	2.4%	2.4%	2.4%	—
Convertible notes	—	—	—	—	$119,998	—	$136,198
Average interest rate	—	—	—	—	5.3%	—	—

(1)	Includes the life care endowment obligations assumed through the acquisition of MSLS.

Item 4. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. No change in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of	Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	per Share	Program	Under the Program
July 1 – 31, 2004	33,000	$38.04	33,000	$29,054,213
August 1 – 31 2004	86,300	$34.52	86,300	$26,075,130
September 1– 30, 2004	288,600	$34.49	288,600	$16,121,011

Total	407,900	$34.78	407,900	$16,121,011

          On March 11, 2004, our Board of Directors approved a repurchase program for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 ¼% convertible subordinated notes due 2009 up to an aggregate purchase price of $50 million. This program replaces Sunrise’s previous $150 million repurchase program which was completed in March 2004.

Item 6. Exhibits

          The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE SENIOR LIVING, INC.
(Registrant)

Date: November 9, 2004	/s/ Larry E. Hulse

Larry E. Hulse
Chief Financial Officer

Date: November 9, 2004	/s/ Carl G. Adams

Carl G. Adams
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page
10.1	Separation Agreement and General Release, dated as of July 22, 2004, by and between Christian B.A. Slavin and Sunrise Senior Living, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002