Form 10-K
period 2004-12-31
SUNRISE SENIOR LIVING INC
filed 2005-03-16
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-16499

SUNRISE SENIOR LIVING, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1746596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7902 Westpark Drive
McLean, VA	22102
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code: (703) 273-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐

The aggregate market value of the common stock held by non-affiliates (based upon the closing price on the New York Stock Exchange on June 30, 2004) was $677.1 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

There were 20,689,303 shares of common stock outstanding at March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our 2005 annual meeting proxy statement are incorporated by reference into Part III of this report.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully complete The Fountains transaction and integrate it into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses, market factors that could affect the value of our properties, the risks of downturns in general economic conditions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

PART I

Item 1. Business

Overview

     Sunrise, a Delaware corporation, is a leading provider of senior living services, with operations in the United States, Canada, the United Kingdom, and Germany. Founded in 1981, we began with a simple but innovative vision - to create an alternative senior living option that would emphasize quality of life and quality of care. At December 31, 2004, we operated 380 communities, of which 367 communities are in the United States, 10 communities are in Canada and three communities are in the United Kingdom, with a total resident capacity of approximately 43,100. We own or have an ownership interest in 185 of these communities and 195 are managed for third parties. In addition, we were providing pre-opening management services to 33 communities under construction at December 31, 2004, including four communities in Germany. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest, and for third parties.

     Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our three primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities, (2) adding additional communities through new construction, primarily with joint venture partners, and (3) adding communities through selective acquisitions. We believe this management services business model will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.

Recent Developments

     Sunrise Senior Living Real Estate Investment Trust

          In December 2004, we closed the initial public offering of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity we established in Canada. Concurrently with the closing of its initial public offering, Sunrise REIT issued Cdn. $25 million (US $21 million at December 31, 2004) principal amount of 5 3/4% subordinated convertible debentures due December 31, 2009 to Sunrise, convertible at the rate of Cdn. $11.00 per unit. The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from Sunrise and Sunrise joint ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from us and 20 were acquired from joint ventures in which we participated. We contributed our interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80 percent interest in a recently completed Sunrise community that is in lease-up in Canada, with Sunrise retaining a 20 percent interest. In addition, we have identified nine development projects that will be presented to Sunrise REIT for their potential acquisition.

          Sunrise REIT was formed to indirectly acquire, own and invest in income producing senior living communities in Canada and the United States. We established Sunrise REIT in order to create an efficient, low cost source of capital that would be a long-term holder of real estate. In addition, Sunrise REIT provides a potential exit alternative for our existing joint venture partners. In connection with establishing Sunrise REIT, we entered into a 30-year strategic alliance agreement with Sunrise REIT that gives us the right of first opportunity to manage all Sunrise REIT communities.

     Development Joint Venture

          In December 2004, we entered into an agreement with JPMorgan Fleming Asset Management’s Special Situation Property Fund (the “Fund”) to jointly fund a venture for the development of eight senior living communities with a combined capacity for 716 residents. Seven of the communities were acquired by the venture at closing and the remaining community is expected to be acquired by the joint venture in early 2005.

          Under the terms of the venture agreement, the Fund will have an 80 percent interest in the newly developed communities and we will have a 20 percent interest. Seven of the eight venture communities will feature assisted living care and services for seniors, including residents with Alzheimer’s disease and other forms of memory impairment. The remaining community will offer independent living residences and services and will be located on the same campus of one of the assisted living communities included in this development venture. We will manage the communities under long-term management agreements.

     Proposed Transaction with The Fountains

          In January 2005, we announced that we had entered into asset purchase agreements with The Fountains, a Tucson, Arizona based owner and operator of senior living communities, to acquire management of 19 senior living communities, ownership of 18 of the communities, several undeveloped land parcels, and certain other assets. Our prospective capital partner for this transaction is an affiliate of Arcapita, Inc. (formerly, Crescent Capital Investments, Inc.). The Arcapita affiliate is expected to acquire an 80 percent interest in the real estate associated with 17 senior living communities to be held in a joint venture to be formed by Sunrise and the Arcapita affiliate. We will acquire the remaining 20% interest in the real estate associated with the 17 communities and 100% of the 18th community and assume management of The Fountains’ 19 senior living communities (which have capacity for approximately 5,000 residents) under long-term management contracts upon the closing of the transaction, which is expected in mid-2005. Our portion of the asset purchase is estimated to be $63 million, which will be funded by cash on hand and existing credit facilities.

     Funding for United Kingdom Joint Venture

          In January 2005, we secured an increase in equity development funding for our United Kingdom (UK) joint venture with an affiliate of Prudential Real Estate Investors that will provide for, in conjunction with loans provided by third-party lenders, total development funding for this venture of approximately $864.2 million. This represents a $467.1 million, or 118 percent increase over the venture’s initial capital structure, which was announced in May 2002. The Sunrise and Prudential UK joint venture currently has eight sites under development in the UK, four of which are under construction with final planning approval received on an additional four. We will manage all of these properties under long-term management agreements. This increase in development capital will allow us to increase our development program in the UK and further expand our UK management business.

     Sunrise of Klein-Flottbek

          In January 2005, we opened our first community in Germany, Sunrise of Klein-Flottbek. This community has 86 units and capacity for 97 residents. We currently expect our second Germany community, Sunrise of Reinbek, to open in the second quarter of 2005. In addition to these two communities, we also have two sites under construction, one site under contract, and other sites under negotiation in Germany.

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

Senior Living Services

     Throughout our history, we have advocated a resident-centered approach to senior living and offered a broad range of service and care options to meet the needs of our residents. In select communities, we offer independent living services, which include housing, meals, transportation, activities and housekeeping, and in some communities, we provide licensed skilled nursing services for residents who require 24-hour skilled nursing care. A majority of our communities currently are assisted living communities, which offer basic care and services for seniors who need assistance with some activities of daily living.

     Assisted Living

          Upon a resident’s move-in to an assisted living community, we assess each resident, generally with input from a resident’s family and physician, and develop an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The service plan is periodically reviewed and updated by us and communicated to the resident, the resident’s family, or both.

          We offer a choice of care levels in our assisted living communities based on the frequency and intensity of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually whereas fees for additional care are revised when a change in care needs arises.

          Basic Assisted Living

          Our basic assisted living program includes:

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

          Assisted Living Extended Levels of Care

          We offer various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. We charge an additional daily fee based on additional staff hours of care and services provided. These extended levels of care allow us, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive facility. Approximately 30% of our assisted living residents participated in extended levels of care at December 31, 2004.

          Reminiscence Care

          We believe our Reminiscence neighborhoods distinguish us from many other senior living providers that do not provide such specialized care. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services needed to help cognitively impaired residents, including residents with Alzheimer’s disease, maintain a higher quality of life. Specially trained staff members provide basic care and other specifically designed care and services to cognitively impaired residents in separate areas of our communities. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. Approximately 26% of our assisted living residents participated in the Reminiscence program at December 31, 2004.

          Medication Management

          Many of our assisted living residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring. We charge an additional fixed daily fee for this service.

     Independent Living, Skilled Nursing and Other Services

          In some of our communities, we also offer independent living for residents and in other communities we offer skilled nursing care. We have team members specially trained to serve residents in these communities in compliance with the appropriate state and federal licensing statutes. Additionally, we, through our minority interest in a joint venture, offer At Home Assisted Living services in several East Coast markets and Chicago. The At Home program offers assisted living services by highly trained staff members in customers’ own homes. The At Home program offers different services (for example, emergency response/notification, medication set-up and monitoring, health monitoring and assistance with activities of daily living), and levels of care from which customers may choose to meet their specific care needs.

          While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents at our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.

     Senior Living Community Resident Fees

          The average daily resident fee, consisting of daily net resident fees plus additional care fees, for senior living communities that we own or have an ownership interest in and that have been operated by us for at least 12 months, or that have achieved occupancy percentages of 95% or above, was approximately $135 for 2004, $127 for 2003, and $109 for 2002. During 2004, approximately 92% of our resident fee revenues were derived from private pay sources.

     Managed Communities

          In addition to managing our owned communities and communities in which we retain an ownership interest, we also manage for third-party owners 195 operating communities and four communities under development with a total resident capacity of over 24,500. The management contracts for these properties have various terms extending as far as December 2030. We intend to continue to capitalize on our brand awareness and management services experience by seeking to enter into third-party management and development contracts with other owners of senior living properties.

Properties

          We operated 380 senior living properties with a resident capacity of approximately 43,100 at December 31, 2004. In addition, we had 33 properties with a resident capacity of approximately 3,000 under construction at December 31, 2004. We manage both properties that we own or in which we have an ownership interest and properties owned by third parties. The following charts summarize our portfolio of operating properties and properties under construction at December 31, 2004.

     Operating Properties

	Number of Properties			Total Resident Capacity
		Joint			Joint
Location	Consolidated	Venture	Managed	Consolidated	Venture	Managed

Alabama	—	—	1	—	—	101
Arizona	2	—	3	293	—	881
Arkansas	—	—	1	—	—	163
California	5	25	18	715	2,099	2,694
Colorado	1	6	3	74	558	479
Connecticut	2	1	3	168	102	518
Delaware	—	1	5	—	82	875
District of Columbia	—	1	1	—	110	136
Florida	6	—	7	1,687	—	1,598
Georgia	3	5	16	98	630	1,213
Illinois	1	13	7	303	1,174	777
Indiana	4	—	1	279	—	221
Kansas	—	—	2	—	—	371
Kentucky	—	—	6	—	—	941
Louisiana	—	2	2	—	161	98
Maryland	3	2	11	513	233	1,282
Massachusetts	—	6	9	—	416	785
Michigan	1	5	3	77	404	300
Minnesota	—	2	12	—	198	518
Missouri	—	1	2	—	89	179
Nebraska	—	—	1	—	—	166
New Jersey	1	15	11	124	1,255	1,507
New Mexico	2	—	1	101	—	209
New York	—	11	2	—	1,007	243
North Carolina	2	1	7	166	91	750
North Dakota	2	—	—	94	—	—

	Number of Properties			Total Resident Capacity
		Joint			Joint
Location	Consolidated	Venture	Managed	Consolidated	Venture	Managed

Ohio	13	4	6	840	229	822
Oklahoma	—	—	2	—	—	240
Pennsylvania	4	13	1	765	1,047	188
South Carolina	1	—	7	39	—	741
Tennessee	—	—	1	—	—	115
Texas	1	—	14	145	—	2,535
Utah	—	—	1	—	—	168
Virginia	6	5	15	1,462	460	1,223
Washington	—	1	5	—	84	407
United Kingdom	—	3	—	—	302	—
Canada	—	2	8	—	198	793

Total Open Properties/Resident Capacity	60	125	195	7,943	10,929	24,237

     Properties Under Construction

	Number of Properties			Total Resident Capacity
		Joint			Joint
Location	Consolidated	Venture	Managed	Consolidated	Venture	Managed

California	1	3	1	96	294	96
Illinois	—	1	—	—	90	—
Kansas	—	1	—	—	98	—
Massachusetts	—	2	—	—	190	—
Michigan	—	2	—	—	154	—
Minnesota	—	2	—	—	168	—
New Jersey	—	1	2	—	91	181
New York	1	1	—	94	95	—
Pennsylvania	—	1	—	—	89	—
Texas	—	2	—	—	180	—
Virginia	—	—	1	—	—	72

	Number of Properties			Total Resident Capacity
		Joint			Joint
Location	Consolidated	Venture	Managed	Consolidated	Venture	Managed

United Kingdom	—	6	—	—	569	—
Canada	1	—	—	84	—	—
Germany	—	4	—	—	404	—

Total Properties Under Construction /Resident Capacity	3	26	4	274	2,422	349

Total Properties/Resident Capacity Open and Under Construction	63	151	199	8,217	13,351	24,586

New Community Development

          As part of our growth strategy, we develop and acquire senior living communities in top U.S. and international major metropolitan markets. We develop and acquire these senior living communities for ourselves, for joint ventures in which we retain an ownership interest and for third parties. We target sites for development and acquisition in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective location, we consider a number of factors, including:

•	market area demographics (population, income, age, etc.);

•	market area demand and competitive supply;

•	target site characteristics (visibility, etc.);

•	probability of obtaining zoning approvals; and

•	the ability to cluster our communities to optimize management resources.

     Development

          Since our initial public offering in June 1996, we have completed development of 150 new communities with the capacity for over 13,000 residents. At December 31, 2004, we had an additional 33 communities under construction with resident capacity of approximately 3,000 and had entered into contracts to purchase or lease 31 additional sites for new community development. These sites are located in Arizona, California, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Pennsylvania, Texas, Utah, Virginia, Canada, and the United Kingdom. We continue to pursue additional locations in these and other states as market conditions warrant.

          The majority of our new development continues to be Sunrise assisted living mansions, the model that we have developed and refined since 1985. Continuous improvement of our signature mansion model allows us to control development costs, maintain consistency and improve operational efficiency.

          An increasing percentage of our development will be in the form of Independent Living communities with a variety of structures, including both rental and equity purchase models. These Independent Living communities will leverage our experience. Like our prototype assisted living mansions, we believe our Independent Living communities are intended to establish distinctive Sunrise signatures and reinforce the awareness of Sunrise as the premier senior living brand in our markets.

          The primary milestones in the development process are:

•	site selection and contract signing;

•	feasibility;

•	zoning, site plan approval and building permits; and

•	completion of construction.

          In the United States, it generally takes two to three years to deliver a new Sunrise community once a market has been identified. Site selection and contract signing typically take three to nine months. Zoning and site plan approval generally take 12 months, and are typically the most difficult steps in the development process due to our selective location strategy and focus on mature communities. Community construction normally takes 12 to 15 months. We believe our extensive development experience gives us an advantage relative to many of our competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a community receives a certificate of occupancy, residents usually begin to move in within one month.

          Our development activities are coordinated by experienced staff, who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and construction functions are contracted to experienced, outside architects and contractors.

          Consistent with our transformation into a senior living management services company, we expect substantially all of our future development activities to be conducted with joint venture partners or for third parties. We have already entered into unconsolidated joint venture arrangements with third parties to develop projects in the United States, the United Kingdom, Germany and Canada. We are providing management and development services to the joint ventures on a contract-fee basis with rights to acquire the assets in the future, but with no obligation to acquire such assets. We have ownership interests in these joint ventures ranging from seven to 50 percent. We will manage these properties pursuant to long-term management contracts.

          As we continue to increase our development activities outside the United States, we intend to follow a similar process to that pursued in the United States.

          Facility Acquisitions

          As part of our growth strategy, we also seek to acquire attractive senior living communities in top U.S. and international major metropolitan markets. We expect to partner with capital providers for such transactions. In evaluating possible acquisitions, we consider various factors, including:

•	location, construction quality, condition and design of the community;

•	current and projected community cash flow;

•	the ability to increase revenue, occupancy and cash flow by providing a full range of senior living services;

•	costs of community repositioning, including any renovations; and

•	the extent to which the acquisition will complement our development plans.

     Sale/Long-Term Manage Back Program

          In 2000, we announced our intention to initiate a program to sell our consolidated properties, subject to market conditions, while retaining long-term management agreements. This sale/long-term manage back program has enabled us to reduce debt, re-deploy our capital into new development projects and realize gains on appreciated real estate. We have 60 remaining consolidated and majority owned communities at December 31, 2004. Since 29 of the communities are leased, we have 31 remaining operating communities (2,038 resident capacity) that are wholly owned and potentially available for our sale/long-term manage back program.

Company Operations

     Operating Structure

          We have centralized accounting, finance and other operational functions at our corporate headquarters and at regional office levels that enable community-based personnel to focus on resident care, consistent with our operating philosophy. We maintain our corporate headquarters office in McLean, Virginia. Corporate staff members are responsible for: the establishment of company-wide policies and procedures relating to resident care, employee hiring, training and retention, community design and development, and community operations; accounting and finance functions including billing and collection, accounts payable, general finance and accounting, and tax planning and compliance; and providing overall strategic direction to Sunrise. Regional staff are responsible for: overseeing all aspects of community-based operations, including marketing and sales activities; resident care; the hiring of community executives, care managers and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our development and acquisition plans within a given geographic region.

          In the United States, we are currently organized into seven geographic regions: Northeast, Mid-Atlantic, Southeast, Southwest, Midwest, Southern California, and Northwest. We have regional offices in each region. We also have regional offices in London, England, Frankfurt, Germany and Toronto, Canada, supporting our communities open or under construction in those locations. Each region is headed by a vice president of operations with extensive experience in the senior housing, health care and senior living industries that oversee area managers or area vice presidents of operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a dining specialist and a programming specialist.

     Community Staffing

          Each of our communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, and financial performance. Each executive director receives specialized training from us. We believe that the quality and size of our communities, coupled with our competitive compensation philosophy, have enabled us to attract high-quality, professional executive directors. The executive director is supported by the department heads, who oversee the care and services provided in the community and other specialists such as a nurse, who serves as a case manager responsible for coordinating the services necessary to meet residents’ health care needs, and a director of community relations, who is responsible for selling our services. Other key positions include the dining services coordinator, the program coordinator and the maintenance coordinator.

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

          We believe that our communities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

     Staff Education and Training

          We have attracted, and continue to seek, highly dedicated, experienced personnel. We have developed a formal training program, the “five star training program,” which focuses on providing every employee with the appropriate skills that are required to ensure the highest quality of resident care. All managers and direct care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident care procedures, Alzheimer’s care, communication systems, and activities and dining programming. For the supervisors of direct care staff, additional program levels provide education in medical awareness and management skills.

          For department managers, we have developed the “mentor program,” which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive several weeks of training including classroom, on the job and corporate orientation. Thereafter, the mentor maintains regular contact with the new manager to provide ongoing support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including our “Reminiscence Program,” social and volunteer programs, human resources, staffing and scheduling and medication management.

          We also have developed the “executive director in training program,” which offers a structured curriculum to train individuals to become executive directors at Sunrise. This program recruits successful, strong leaders from both our department head ranks as well as professionals from outside Sunrise and provides them with an accelerated training curriculum to prepare them to be Sunrise executive directors.

     Quality Improvement Processes

          We coordinate quality assurance programs at each of our communities through our corporate headquarters staff and through our regional offices. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by us. In addition to ongoing training and performance reviews of care managers and other employees, our quality control measures include:

          Family and Resident Feedback. We survey residents and family members on a regular basis to monitor the quality of services provided to residents. Annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. A toll-free telephone line also is maintained which may be used at any time by a resident’s family members to convey comments.

          Regular Community Inspections. Community inspections are conducted by regional operations staff on a regular basis. These inspections cover: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. In addition, a headquarters-based team visits each community annually to review these same areas .

          Third-Party Reviews. To further evaluate customer service, we engage an independent service evaluation company to “mystery shop” our communities. These professionals assess our performance from the perspective of a customer, without the inherent biases of a company employee. Each community is “shopped” at least three times per year in person, as well as one or more times per month by telephone. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record keeping and coordination of medications.

     Sales and Marketing

          Our sales and marketing strategy is intended to create awareness of and preference for our unique product/service positioning, leading to inquiries and visits to our communities from potential residents and their family members as well as positive referrals from key community sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A central marketing staff supports the field and communities by developing overall strategies, systems, processes and programs for promoting Sunrise in our local markets and monitors the success of overall and site/region specific marketing efforts.

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

Competition

          The senior living industry is competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, but such barriers to competitive entry are more substantial for the skilled nursing segment. Although new construction of senior living communities has declined, we have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings.

Government Regulation

          Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements may include or address:

•	personnel education, training, and records;

•	community services, including:

-	administration and supervision of medication;

-	the provision of limited nursing services;

-	admission and discharge criteria; and

-	documentation and reporting requirements;

•	staffing requirements;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans; and

•	resident rights and responsibilities.

          In several of the states in which we operate or intend to operate, laws may require a certificate of need before a senior living community can be opened. In most states, senior living communities are also subject to state or local building codes, fire codes, and food service licensing or certification requirements.

          Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities that are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. In addition, some licensed assisted living communities may participate in state Medicaid-waiver programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities that participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries and recipients.

          Senior living communities that include assisted living facilities, nursing facilities, or home health care agencies are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys may occur annually or bi-annually, or can occur following a state’s receipt of a complaint about the community. As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements. Typically, senior living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction. In other cases, the authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that can materially and adversely affect business and revenues. Like other senior living communities, we have received notice of deficiencies from time to time in the ordinary course of business; however, we have not, to date, faced enforcement action that has had a material adverse effect on our revenues.

          Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised, or a determination is made that the care provided by one or more of our communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect us, such as reductions in Medicare or Medicaid program funding.

          We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Recently other health care providers have faced enforcement action under the False Claims Act. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenue could be affected if it were subject to an action alleging such violations.

          We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. The HIPAA rule establishing administrative, physical and technical security standards for health information will become effective in April of 2005. We are addressing these requirements and expect to be in compliance by April 2005. Although both current and pending HIPAA requirements affect the manner in which we handle health data and communicate with payors at covered communities, we believe that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

          We had 35,865 employees at December 31, 2004, including 19,816 full-time employees, of which 759 were employed at our headquarters and business office. We believe employee relations are good.

Website

          Our Internet website is at http://www.sunriseseniorliving.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Relating to Our Business

•	We may be unable to manage effectively our growth and expansion, which may harm our financial condition and operating results.

          The operations of Sunrise and other entities that we have or may acquire, may not be integrated successfully, and the intended benefits of such transactions may not be realized, each of which could have a negative impact on our revenues, expenses and operating results.

          Our pending acquisition of The Fountains poses risks for our ongoing operations, including:

-	the Fountains’ portfolio may not perform as well as we anticipate due to various factors, including disruptions caused by the integration of operations with us and changes in macro-economic conditions;

-	the diversion of management attention to the integration of the operations of The Fountains could have a material adverse effect on the continued operation and expansion of our existing business;

-	we may not effectively integrate the operations of The Fountains;

-	we may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of The Fountains’ employees; and

-	following the transaction, we may not achieve expected cost savings and operating efficiencies, such as the elimination of redundant administrative costs and property management costs.

       Our acquisition of other entities in the ordinary course of business may pose similar risks to us. If we fail to successfully integrate The Fountains or other acquisitions and/or fail to realize the intended benefits of such transactions, such failure could have a material adverse effect on our revenues, expenses and operating results and the market price of our common stock could decline from its market price at the time of completion of such acquisitions. We currently expect the number of our managed communities will increase substantially as we pursue our future growth plans. This rapid growth will place demands on our management resources. Our ability to manage our growth effectively will require that we continue to expand our operational, financial and management systems and that we continue to attract, train, motivate, manage and retain key employees. If we are unable to manage our growth effectively, our business and financial results could be adversely affected.

•	We are a “promoter” of Sunrise REIT under Canadian securities laws and, as such, are jointly and severally liable with Sunrise REIT for any misrepresentation in Sunrise REIT’s prospectus.

       In December 2004, Sunrise REIT completed an initial public offering in Canada. Under applicable Canadian securities laws, we were deemed to be a “promoter” of Sunrise REIT. As a promoter of Sunrise REIT, we were required to sign a certificate in Sunrise REIT’s prospectus stating that it contains full, true and plain disclosure of all material facts relating to the securities being offered. Under applicable Canadian securities laws, we will continue to be a “promoter” of Sunrise REIT for two years following the initial public offering and, as such, we may be required to sign any prospectus that Sunrise REIT files within such two year period. By signing the prospectus, we are statutorily liable to investors of Sunrise REIT, on a joint and several basis with Sunrise REIT, if the prospectus contains a misrepresentation. Under Canadian securities laws, a misrepresentation is defined as “an untrue statement of a material fact, or an omission to state a material fact that is required to be stated or that is necessary to make a statement not misleading in the light of the circumstances in which it is made”. A “material fact” is a fact that significantly affects, or would reasonably be expected to have a significant effect on, the market price or value of the securities offered by the prospectus. We are, however, entitled to certain defenses in respect of any such liability, the most important of which is the so-called “due diligence” defense. Because we have promoter liability under the Canadian securities laws any misrepresentation for which we were found to be jointly and severally liable could materially and adversely affect our financial results.

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

          We cannot be sure that claims will not arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels.

•	Any delays we experience in developing new communities could impede our growth and adversely affect our revenues and results of operations.

          Our growth objectives include the development of a significant number of new senior living communities, both domestically and internationally. At December 31, 2004, we had 33 communities under construction with a resident capacity of approximately 3,000 residents. At December 31, 2004, we had entered into contracts to purchase or lease 31 additional development sites. Of these sites, we have received zoning approval from the applicable municipal authority to construct a senior living facility on six sites and we are pursuing zoning approval on the remaining sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.

          Our ability to successfully achieve these development plans will depend upon a variety of factors, many of which are outside our control. These factors include:

•	difficulties or delays experienced in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new facilities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions that could delay construction projects;

•	difficulties in finding suitable sites for future development activities at acceptable prices;

•	increased costs resulting from changes in general economic conditions or increases in the costs of materials; and

•	increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied.

          We cannot give any assurance that we will not experience delays in completing facilities under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow or we may not meet our growth objectives, which would adversely impact our revenues and results of operations.

•	Our failure to attract joint venture and third party partners for developing senior living communities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.

          As part of our normal operations, we develop senior living communities with joint venture and third party partners and enter into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to reduce our debt, re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with joint venture and third party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners and we cannot give any assurance that we can continue to develop communities with such partners at or near the pace we have maintained in the past. If we are unable to continue to implement our strategy of developing senior living communities with joint venture and third party partners, we may not meet our development objectives and our revenues, results of operations and our ability to finance the construction of new facilities could be materially adversely affected.

•	Our failure to secure additional financing to fund our development activities could slow our growth and could adversely affect our revenues and results of operations.

          We will need to obtain additional financial resources to fund our development and construction activities either on balance sheet or with joint ventures. We currently estimate that existing credit facilities, together with existing working capital, cash generated from operations, financing commitments and financing expected to be available, will be sufficient to fund communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $55 million to complete the communities we currently have under construction. At December 31, 2004, we had entered into contracts to purchase 27 additional development sites for a total contracted purchase price of $101 million and had also entered into contracts to lease four additional development sites for 50 to 75 years. We estimate that it will cost Sunrise or the applicable joint venture approximately $801 million to develop these communities. We expect that our cash flow from operations, together with borrowings under existing credit facilities and financing expected to be available, will be sufficient to fund the development sites for these additional senior living communities for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. If we are not able to obtain additional financing on favorable terms, we may have to delay or eliminate all or some of our development projects, which could adversely affect our revenues and results of operations.

•	Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

          At December 31, 2004, we had mortgage, construction and other indebtedness totaling $192 million and unused lines of credit totaling $166 million. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the facility. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of facilities.

•	Our failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt and may restrict our operating and acquisition activity.

          There are various financial covenants and other restrictions in our debt instruments, including provisions which:

•	require us to meet specified financial tests. For example, our $200 million line of credit requires us to not to exceed certain leverage ratios, maintain certain fixed charges coverage ratios and have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios;

•	require consent for changes in control of us; and

•	restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets or engage in mergers or other business combinations in which we are not the surviving entity without lender consent.

          These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we default under our debt, the related indebtedness could become due and payable prior to its stated due date. We cannot give any assurance that we could pay this debt if it became due. Further, our line of credit contains a cross-default provision pursuant to which a default on other indebtedness by us or by any of our consolidated subsidiaries under the line of credit could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the line of credit.

•	Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

          At December 31, 2004, we had approximately $43 million of floating-rate debt at a weighted average interest rate of 4.57%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million based on the amount of floating-rate debt at December 31, 2004.

•	Early termination or non-renewal of our management service agreements could cause a loss in revenues.

          Approximately $1.1 billion of our revenues were generated through third-party and joint venture management service agreements in 2004. We provide management services to third party and joint venture owners to operate senior living communities and provide management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. The terms of our third-party management service agreements generally are five years and the terms of our management agreements entered into in connection with our sale/long-term manage back transactions generally range from 25 to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Early termination of our management agreements or non-renewal or renewal on less favorable terms could cause a loss in revenues and could negatively impact earnings.

•	Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our daily resident fees could cause our resident fee revenues and results of operations to decline.

          Assisted living services, which represent a substantial portion of our senior living services, currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of our resident fee revenues are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new facilities and the staffing and other costs of providing the assisted living services at these facilities, only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay the daily resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our daily resident fees. If we are unable to attract seniors with sufficient income, assets or other resources, our resident fee revenues and results of operations may decline.

•	If development of new senior living communities outpaces demand, we could experience decreased occupancy, depressed margins or lower operating results.

          We believe that some secondary senior living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry, which represent a substantial portion of our senior living services, are not substantial. Consequently, development of new senior living communities could outpace demand. Overbuilding in any of our market areas could, therefore, cause us to experience decreased occupancy, depressed margins or lower operating results.

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

•	The discovery of environment problems on any of the communities we own or operate could result in substantial costs to us.

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

          We engage consultants to conduct Phase I environmental studies of development sites that are placed under contract. If the Phase I study indicates the existence or the possibility of the existence of hazardous or toxic substances on the property, a Phase II study is requested and performed. The Phase I and Phase II studies, as applicable, may not reveal all environmental liabilities. There could be, therefore, material environmental liabilities of which we are unaware. In connection with the ownership or operation of our communities, we could be liable for the costs of remediation or removal of hazardous or toxic substances. We also could be liable for other costs, including governmental fines and damages for injuries to persons or properties. As a result, the presence, with or without our knowledge, of hazardous or toxic substances at any community owned or operated by us, or acquired or operated by us in the future, could have an adverse effect on our financial condition or earnings.

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

          We compete with various health care services providers, including other senior living providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each community. A shortage of nurses or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed. Employee compensation, including salary increases and the hiring of additional personnel to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

•	The need to comply with government regulation of senior living facilities may increase our costs of doing business and increase our operating costs.

          Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and facility to facility, in general, these requirements may include or address:

•	personnel education, training, and records;

•	community services, including:

-	administration and supervision of medication;

-	the provision of limited nursing services;

-	admission and discharge criteria; and

-	documentation and reporting requirements;

•	staffing requirements;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans, and

•	resident rights and responsibilities.

          In several of the states in which we operate or intend to operate, laws may require a certificate of need before a senior living community can be opened. In most states, senior living communities are also subject to state or local building codes, fire codes, and food service licensing or certification requirements.

          Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities that are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. In addition, some licensed assisted living communities may participate in state Medicaid-waiver programs. Such communities must meet certain federal requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities that participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries and recipients.

          Senior living communities that include assisted living facilities, nursing facilities, or home health care agencies are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys may occur annually or bi-annually, or can occur following a state’s receipt of a complaint about the community. As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements. Typically, senior living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction. In other cases, the authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that can materially and adversely affect business and revenues. Like other senior living communities, we have received notice of deficiencies from time to time in the ordinary course of business.

          Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope and quality of care given to residents or consumer protection regulations are enacted, licensing and certification standards are revised, or a determination is made that the care provided by one or more of our communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect us, such as reductions in Medicare or Medicaid program funding.

          We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase of any item or service which is eligible for payment under the Medicare and Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment additional monetary civil penalties. Recently other health care providers have faced enforcement action under the False Claims Act. It is difficult to predict how our revenue could be affected if we were subject to an action alleging violations.

          We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. The HIPAA rule establishing administrative, physical and technical security standards for health information will become effective in April 2005. We are addressing these requirements and expect to be in compliance by April 2005.

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

          Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us or discourage an attempt to do so. In addition, these provisions could limit the price some investors are willing to pay for our common stock. These provisions include:

•	Board authority to issue preferred stock without stockholder approval. Our board of directors is authorized to issue preferred stock having a preference as to dividends or liquidation over the common stock without stockholder approval. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock and could be used to discourage, delay or prevent a change in control of Sunrise;

•	Staggered board and board size fixed within range. Our board of directors is divided into three classes. The total number of directors is fixed by a two-thirds vote of the board within a range of a minimum of two and a maximum of 11. These provisions may make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, would generally be required to effect a change in a majority of our board of directors;

•	Filling of Board Vacancies; Removal. Any vacancy occurring in the board of directors, including any vacancy created by an increase in the number of directors, shall be filled for the unexpired term by the vote of a majority of the directors then in office, and any director so chosen shall hold office for the remainder of the full term of the class in which the new directorship was created or the vacancy occurred. Directors may only be removed with cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors;

•	Other constituency provision. Our board of directors is required under our certificate of incorporation to consider other constituencies, such as employees, residents, their families and the communities in which we and our subsidiaries operate, in evaluating any proposal to acquire us. This provision may allow our board of directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders;

•	Call of special meetings. A special meeting of our stockholders may be called only by the chairman of the board, the president, by a majority of the directors or by stockholders possessing at least 25% of the voting power of the issued and outstanding voting stock entitled to vote generally in the election of directors. This provision limits the ability of stockholders to call special meetings;

•	Stockholder action instead of meeting by unanimous written consent. Any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders, unless such consent is unanimous. This provision limits the ability of stockholders to take action by written consent in lieu of a meeting;

•	Supermajority vote of stockholders or the directors required for bylaw amendments. A two-thirds vote of the outstanding shares of common stock is required for stockholders to amend the bylaws. Amendments to the bylaws by directors require approval by at least a two-thirds vote of the directors. These provisions may make more difficult bylaw amendments that stockholders may believe are desirable;

•	Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the foregoing provisions that are contained in our certificate of incorporation. All amendments to the certificate of incorporation must first be proposed by a two-thirds vote of directors. These supermajority vote requirements may make more difficult amendments to these provisions of the certificate of incorporation that stockholders may believe are desirable; and

•	Advance notice bylaw. We have an advance notice bylaw provision requiring stockholders intending to present nominations for directors or other business for consideration at a meeting of stockholders to notify us no later than 60 days before the meeting or 15 days after the date notice of the meeting is mailed or public notice of the meeting is given, if less than 75 days’ notice of the date of the meeting is given or made to stockholders. This provision limits the ability of stockholders to make nominations for directors or introduce other proposals that are not timely received for consideration at a meeting.

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

          At December 31, 2004, the Klaassens beneficially owned approximately 15% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 21% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 2. Properties

          We lease our corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to twelve years.

          Of the 380 communities we operated at December 31, 2004, 31 are wholly owned, 29 are leased under operating leases, 125 are owned in joint ventures and 195 are owned by third parties. See the “Properties” section under Item 1, Business, for a description of our properties.

Item 3. Legal Proceedings

          We are a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) on September 28, 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home facilities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of our subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged (among other things) that in connection with that termination, we tortiously interfered with their contractual relationships with (i) RHA and (ii) several of the therapists that CGB employed on an at-will basis. In June 2002, a jury awarded CGB $685,000 in compensatory damages and $1.3 million in punitive damages. $576,000 of the compensatory award was attributed to the claim of tortious interference with the contract between RHA and CGB, and $109,000 was attributed to the claim of tortious interference with the at-will employment relationship between CGB and its therapists. We appealed this jury verdict to the U.S. Court of Appeals for the Third Circuit.

          In a January 2004 decision, the Third Circuit reversed the verdict for tortious interference with the contract between RHA and Sunrise, but affirmed the $109,000 compensatory damage award for tortious interference with the relationship between CGB and its therapists (which Sunrise subsequently paid). Because it was impossible to tell what portion of the $1.3 million punitive damages award was attributable to the invalid claim, the court of appeals remanded for a new trial limited to the issues of liability for and amount of punitive damages. On January 19, 2005, following the retrial concerning punitive damages, a new jury awarded CGB $30 million in punitive damages.

          On January 28, 2005, we filed a motion with the district court seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted is against the weight of the evidence, and that the verdict is the product of the jury’s passion and prejudice. In the alternative, we are seeking to have the trial court reduce the jury’s award to a constitutionally permissible amount. The trial court has stayed the execution of the judgment pending the consideration of these post-trial motions. We believe that the trial court or, if necessary, the Third Circuit should vacate the judgment or reduce the judgment to a constitutionally permissible range. However, we cannot give any assurance as to the outcome of these motions or this lawsuit.

          In addition, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.” Trading of our common stock commenced on May 31, 1996. Our common stock began trading on the New York Stock Exchange on May 23, 2001 under the symbol ‘‘SRZ.’’ Prior to that date, our common stock was traded on The Nasdaq National Market under the symbol ‘‘SNRZ.’’ There were 271 stockholders of record at March 4, 2005. No cash dividends have been paid in the past and we have no intentions to pay cash dividends in the foreseeable future. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low

March 31, 2003	$25.54	$21.37
June 30, 2003	$28.95	$19.60
September 30, 2003	$27.45	$21.26
December 31, 2003	$40.00	$26.40

Quarter Ended	High	Low

March 31, 2004	$43.11	$34.10
June 30, 2004	$39.46	$30.00
September 30, 2004	$39.36	$33.00
December 31, 2004	$46.49	$35.07

Fourth Quarter 2004 Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as	Approximate
			Part of	Dollar Value of
	Total		Publicly	Shares That May
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)

October 1 – October 31, 2004	84,800	$35.10	84,800	$13,141,139
November 1 – November 30, 2004	60,968	41.00	60,968	10,641,154
December 1 – December 31, 2004	—	—	—	10,641,154

Total	145,768	$37.59	145,768	$10,641,154

(1) On March 11, 2004, our Board of Directors approved a repurchase program for the repurchase of outstanding shares of common stock and/or our outstanding 5 1/4% convertible subordinated notes due 2009 up to an aggregate purchase price of $50 million. The program expires in May 2005.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

	December 31,
	2004		2003 (1)		2002		2001		2000
	(dollars in thousands, except per share amounts, property and resident capacity data)
STATEMENT OF OPERATIONS DATA:
Operating revenues (2)	$1,461,924		$1,108,540		$427,689		$366,065		$312,665
Management services expenses	1,015,562		692,917		156,251		82,734		22,157
Facility operating expenses	258,667		254,203		167,354		168,602		169,966
General and administrative expenses	73,263		72,596		36,944		32,809		27,418
Depreciation and amortization expense	21,378		16,406		25,317		28,475		33,902
Interest income (expense), net	1,464		(16,571)		(24,120)		(25,315)		(37,566)
Net income (3)	50,687		62,178		54,661		49,101		24,278
Net income per common share:
Basic	2.50		2.92		2.44		2.25		1.12
Diluted	2.24		2.63		2.23		2.08		1.10

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$156,783		$102,548		$173,119		$50,275		$42,874
Working capital (deficit)	102,096		71,123		139,639		38,803		(34,063)
Total assets	1,085,714		1,009,798		1,116,151		1,177,615		1,129,361
Total debt (2)	191,666		198,122		456,969		630,756		674,703
Stockholders’ equity	523,518		490,276		465,818		410,701		354,045

OPERATING AND OTHER DATA:
Ratio of earnings to fixed charges (4)	3.30	x	2.97	x	2.50	x	2.49	x	1.57	x
Net cash provided by (used in) operating activities (2)	89,078		(11,686)		24,418		59,541		36,411
Net cash provided by (used in) investing activities (2)	6,410		287,562		286,334		(10,574)		(8,192)
Net cash used in financing activities (2)	(41,253)		(346,447)		(187,908)		(41,566)		(38,885)

Properties (at end of period):
Owned	185		186		181		162		147
Managed	195		187		28		24		17

	380		373		209		186		164

Resident capacity:
Owned	18,872		19,100		14,278		12,607		11,380
Managed	24,237		23,651		2,322		2,190		1,503

Total	43,109		42,751		16,600		14,797		12,883

(1)	On March 28, 2003, Sunrise completed its acquisition of all of the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, Marriott Senior Living Services, Inc. (MSLS), which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $48 million of working capital liabilities and other funding obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. The acquisition of MSLS was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

(2)	Consistent with our transformation to a management services company, certain balances have been reclassified to conform with the 2004 presentation. See Note 2 to our Consolidated Financial Statements.

(3)	Net income for the year ended December 31, 2001 included a $2 million non-recurring item ($1 million after tax), which consisted of a $9 million cash payment, net of expenses, received by us in connection with a settlement of a lawsuit filed by Karrington prior to our acquisition of Karrington Health, Inc, and $7 million of non-recurring charges associated with writing down project costs as a result of our decision not to proceed with our planned development of five sites. Net income for the year ended December 31, 1999 included $5 million of non-recurring charges ($4 million after tax), of which $4 million related to the consolidation and integration of the acquired operations and development pipeline of Karrington and $1 million related to the termination of a property acquisition agreement. Of these non-recurring charges, $4 million were non-cash transactions.

(4)	Computed by dividing earnings by total fixed charges. Earnings consist of earnings from continuing operations excluding unusual charges or extraordinary items, plus fixed charges, reduced by the amount of unamortized interest capitalized. Fixed charges consist of interest on debt, including amortization of debt issuance costs, and a portion of rent expense estimated by management to be the interest component of such rentals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully complete The Fountains transaction and integrate it into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we”, “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

          We are a leading provider of senior living services, with operations in the United States, Canada, the United Kingdom, and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. At December 31, 2004, we operated 380 communities, of which 367 communities are in the United States, 10 communities are in Canada and three communities are in the United Kingdom, with a total resident capacity of approximately 43,100. We own or have an ownership interest in 185 of these communities and 195 are managed for third parties. In addition, we were providing pre-opening management services to 33 communities under construction at December 31, 2004, including four communities in Germany. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest, and for third parties.

          Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our three primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities, (2) adding additional communities through new construction, primarily with joint venture partners, and (3) adding communities through selective acquisitions. We believe this management services business model will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.

Recent Developments

  Sunrise Senior Living Real Estate Investment Trust

     In December 2004, we closed the initial public offering of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity we established in Canada. Concurrently with the closing of its initial public offering, Sunrise REIT issued Cdn. $25 million (US $21 million at December 31, 2004) principal amount of 5 3/4% subordinated convertible debentures due December 31, 2009 to Sunrise, convertible at the rate of Cdn. $11.00 per unit. The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from Sunrise and Sunrise joint ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from us and 20 were acquired from joint ventures in which we participated. We contributed our interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80 percent interest in a recently completed Sunrise community that is in lease-up in Canada, with Sunrise retaining a 20 percent interest. In addition, we have identified nine development projects that will be presented to Sunrise REIT for their potential acquisition.

     Sunrise REIT was formed to indirectly acquire, own and invest in income producing senior living communities in Canada and the United States. We established Sunrise REIT in order to create an efficient, low cost source of capital that would be a long-term holder of real estate. In addition, Sunrise REIT provides a potential exit alternative for our existing joint venture partners. In connection with establishing Sunrise REIT, we entered into a 30-year strategic alliance agreement with Sunrise REIT that gives us the right of first opportunity to manage all Sunrise REIT communities.

  Development Joint Venture

     In December 2004, we entered into an agreement with JPMorgan Fleming Asset Management’s Special Situation Property Fund (the “Fund”) to jointly fund a venture for the development of eight senior living communities with a combined capacity for 716 residents. Seven of the communities were acquired by the venture at closing and the remaining community is expected to be acquired by the joint venture in early 2005.

     Under the terms of the venture agreement, the Fund will have an 80 percent interest in the newly developed communities and we will have a 20 percent interest. Seven of the eight venture communities will feature assisted living care and services for seniors, including residents with Alzheimer’s disease and other forms of memory impairment. The remaining community will offer independent living residences and services and will be located on the same campus as one of the assisted living communities included in this development venture. We will manage the communities under long-term management agreements.

  Proposed Transaction with The Fountains

     In January 2005, we announced that we had entered into asset purchase agreements with The Fountains, a Tucson, Arizona based owner and operator of senior living communities, to acquire management of 19 senior living communities, ownership of 18 of the communities, several undeveloped land parcels, and certain other assets. Our prospective capital partner for this transaction is an affiliate of Arcapita, Inc. (formerly, Crescent Capital Investments, Inc.). The Arcapita affiliate is expected to acquire an 80 percent interest in the real estate associated with 17 senior living communities to be held in a joint venture to be formed by Sunrise and the Arcapita affiliate. We will acquire the remaining 20% interest in the real estate associated with the 17 communities and 100% of the 18th community and assume management of The Fountains’ 19 senior living communities (which have capacity for approximately 5,000 residents) under long-term management contracts upon the closing of the transaction, which is expected in mid-2005. Our portion of the asset purchase is estimated to be $63 million, which will be funded by cash on hand and existing credit facilities.

  Funding for United Kingdom Joint Venture

     In January 2005, we secured an increase in equity development funding for our United Kingdom (UK) joint venture with an affiliate of Prudential Real Estate Investors that will provide for, in conjunction with loans provided by third-party lenders, total development funding for this venture of approximately $864.2 million. This represents a $467.1 million, or 118 percent increase over the venture’s initial capital structure, which was announced in May 2002. The Sunrise and Prudential UK joint venture currently has eight sites under development in the UK, four of which are under construction with final planning approval received on an additional four. We will manage all of these properties under long-term management agreements. This increase in development capital will allow us to increase our development program in the UK and further expand our UK management business.

  Sunrise of Klein-Flottbek

     In January 2005, we opened our first community in Germany, Sunrise of Klein-Flottbek. This community has 86 units and capacity for 97 residents. We currently expect our second Germany community, Sunrise of Reinbek, to open in the second quarter of 2005. In addition to these two communities, we also have two sites under construction, one site under contract, and other sites under negotiation in Germany.

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

     At December 31, 2004, we had three wholly owned communities under construction with a resident capacity of over 274 residents. We expect these communities will be contributed to a joint venture before construction is completed. Prior to forming a joint venture, we are required to fund the construction of the community not otherwise financed by construction loans, capitalize the community development costs associated with construction, recognize initial operating losses from the community during the initial one to two years prior to the community achieving occupancy stabilization and recognize ongoing depreciation expense associated with owning the real estate. We are committed to this investment in costs and expenses because we have historically been able to create significant value through the successful development and operation of prototype communities. In 2004, start-up losses for 100% owned communities that have not reached stabilized occupancy were $1 million and depreciation expense for our owned communities was $10 million.

     We also enter into development joint ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a stream of revenue. Additionally, these development joint ventures allow us to reduce the risk of our international expansion, which we conduct through joint ventures, with the assistance of knowledgeable international partners. When development is undertaken in partnership with others, our joint venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. At December 31, 2004, these joint ventures have developed or are developing 72 communities, 26 of which are under construction. The 46 opened communities were funded with approximately $987 million of third-party debt and approximately $305 million of third-party equity.

     As a part of our operating strategy, we may provide limited debt guarantees to certain of our development joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. At December 31, 2004, we guaranteed $23 million of debt for our development joint ventures. Of the $23 million in debt guarantees to development joint ventures, $10 million will be removed upon achieving certain debt service coverage targets and the remaining $13 million will remain in place throughout the term of the loans. We receive a fee in all situations where we have provided a debt guarantee. These fees are recognized over the period covered by the respective debt guarantee. To date, we have not been required to fund any debt guarantees due to the positive performance of the underlying communities. At December 31, 2004, we do not believe that we will be required to fund under our current outstanding debt guarantees. If we were required to fund a debt guarantee, we would loan the joint venture the required funds at the prevailing market interest rate. If circumstances were to suggest that any amounts with respect to these loans would be uncollectible, we would establish a reserve to write-down the loan to its collectible value.

     For all of our development joint ventures, we earn pre-opening fees for site selection, zoning, construction supervision, employee selection, licensing, training and marketing efforts. These fees are included in the “Management services” operating revenue line item on our consolidated statements of income. As we are minority owners in these joint ventures, we only record the pre-opening fee revenue associated with the third-party ownership percentage of the joint venture. For example, when our joint venture partner has a 75% ownership interest in the joint venture, we only record 75% of the pre-opening fee revenue.

     As part of our pre-opening fee, we typically guarantee that communities will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. We would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2004, 28 properties were under construction and subject to completion guarantees. We have over 20 years’ experience in the development and construction of senior living communities. Our construction contractors are experienced in building our prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if amounts are required to be funded by us, they would become loans to the venture and earn interest. We closely monitor these projects and do not expect to fund any amounts under these development completion guarantees during 2005. If we were required to provide funds under a development completion guarantee, we could provide additional capital contributions to the joint venture to meet our obligation, if provided in the joint venture and guarantee agreement, or we would expense amounts provided under the development completion guarantee.

     In addition to the third-party debt, we may provide financing necessary to complete the construction of the communities within these joint ventures. These loans are presented on our consolidated balance sheet in the “Notes receivable — affiliates” line item and were $11 million at December 31, 2004. This financing is provided at negotiated prevailing market interest rates. We monitor the collectibility of these notes based on the current performance of the open communities, the budgets and projections for future performance and the estimated fair value that has been created by the successful completion and operation of these communities. To date, we have not recorded any reserves against these notes based on our analysis of the preceding factors and expect that repayment of these notes will be made. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, we would establish a reserve to write-down the notes to their fair value.

     In addition to the foregoing, we may provide limited debt guarantees to certain other of our joint ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued our guarantee. At December 31, 2004, we have guaranteed $16 million of debt for our other business ventures, which represents our maximum exposure under these debt guarantees. Of the $16 million, $2 million of guarantees are for our sale/long-term manage back ventures. These guarantees will be removed upon reaching certain occupancy and debt service coverage targets. Of the $16 million, $4 million represents a debt guarantee to a joint venture that was acquired in June 2002. This debt guarantee remains in place throughout the term of the loan. We have provided $10 million of debt guarantees to hospital partnerships that remain in place throughout the term of the loan. At December 31, 2004, we have not been required to fund any debt guarantees.

     We have also provided $78 million in financing obligations associated with management contracts. In connection with the acquisition of Marriott Senior Living Services (“MSLS”) in March 2003, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay life care endowment obligations issued by MSLS with respect to two continuing care retirement communities ($76 million at December 31, 2004). To the extent that CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. The remaining $2 million of financing obligations associated with management contracts is made up of $1 million of obligations to provide financing under existing credit facilities with respect to four communities and $1 million of payment guarantees under operating agreements with respect to one community.

  Management of Properties

     We manage and operate communities wholly owned by us, owned by joint ventures in which we have a minority ownership interest and owned completely by third parties. For the communities that we manage for third parties, we typically are paid a management fee of approximately 5% to 8% of the community’s revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. These fees are included in the “Management services” operating revenue line item on our consolidated statements of income.

     As a part of certain management contracts, we may provide an operating deficit credit facility. This means that if a community has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, we would provide a loan to the community to cover the cash shortfall. These loans are generally included with our development joint ventures and usually are provided for a limited period of time, generally until the community reaches stabilization, which is generally within 12 to 20 months. Typically, the terms of these loans provide for no limitation to the maximum potential future payments under the loans. At December 31, 2004, 16 operating communities were subject to a Sunrise operating deficit credit facility and 25 additional communities will be subject to a credit facility upon opening. We funded $.6 million under these credit facilities through 2003 related to six communities. We funded $1.8 million under these credit facilities in 2004 related to three communities. At December 31, 2004, $0.7 million has been repaid. We expect to fund an additional $0.8 million in 2005 related to two Canadian communities. The amounts funded in 2004 and 2005 are expected to be recoverable from cash flows from operations of the ventures.

     In certain transactions, we have provided credit support arrangements and commitments to advance funds to portfolios of properties that we have developed or for which we acquired management contracts with an opportunity for significant occupancy increases. Generally, credit support arrangements are for limited periods of time and require payments if cash flow is below stated targets. For portfolios that we sell, we establish reserves from property sale transaction proceeds to fund these potential payments. Payments in excess of reserve amounts are expensed unless they are in the form of contractual advances. At December 31, 2004, we had three joint venture agreements comprising 25 properties that were subject to credit support arrangements. Generally, these arrangements terminate within two to 22 months. We expect to fund $2 million in 2005 under these arrangements. At December 31, 2004, we have commitments to advance funds on 46 communities, the longest of which is for less than two years. Advances under these commitments are recoverable as loans and are generally repayable to us from property operating cash flows and/or proceeds from the sale of the property. We expect to fund $13 million in 2005 under these commitments.

  Sale/Long-Term Manage Back Program

     In 2000, we announced our intention to sell owned properties and retain long-term management contracts and, in many cases, minority equity interests in the properties. This strategy of selling properties enabled us to reduce our debt, re-deploy our capital into new development projects and realize cash gains on appreciated real estate. Additionally, the sale/long-term manage back program assisted our long-range strategic objective of transforming ourselves into a senior living management services company. We currently operate 60 remaining consolidated and majority owned communities. Twenty-nine of the communities are leased and 31 communities are wholly owned. The 31 remaining wholly owned communities have a book value of approximately $231 million and are secured by $29 million of debt.

     We have performed under our sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which we have a minority ownership interest, generally ranging from 10% to 25%. If we sell a property to a joint venture in which we have a minority ownership interest, generally accepted accounting principles require that we record a gain limited to the portion of the sale associated with third-party ownership in the joint venture and the cash we received in the transaction. Generally accepted accounting principles also require that we record, at historical cost basis, our remaining ownership of the property sold and debt assumed by the joint venture as an investment. This investment is included in the “Investments in unconsolidated senior living properties” line item on the balance sheet.

     The recognition of the gain from these sales in our consolidated statements of income, which is recorded in “Income from property sales,” is determined by the terms of the purchase and sale agreement. Often, the purchasers in these transactions require that the properties perform at a certain operating level for up to one-year following the sale transaction. The operating contingencies placed in these agreements require us to defer a portion of the gain until such operating contingencies have been met. If the operating contingencies are not met for an identified period, we would be required to repay a portion of the cash proceeds related to the specific contingency and would not be able to recognize the portion of the gain associated with that contingency. There have been sale transactions in this sale/long-term manage back program that have not required such operating contingencies. In these instances, we would record the gain in the period in which the sale occurred. The balance of the unrecognized gains on properties sold in prior periods is included in the “Deferred revenue” line of our consolidated balance sheets.

     For financial statement purposes, we record a provision for income taxes on all gains we recognize on the sale of properties. For federal income tax purposes, some of our sales are treated as tax-free exchanges.

Off-Balance Sheet Arrangements

     We utilize off-balance sheet arrangements in the form of real estate joint ventures. We believe that we reduce the risk to our shareholders of real estate ownership and receive potential upside from the sale of a joint venture by owning a minority interest in the real estate underlying our long-term management contracts. These joint ventures significantly reduce the amount of capital required of us to develop new communities. As part of our operating strategy, we may be required to provide some level of guarantees to these ventures, including limited debt guarantees and operating deficit guarantees. In addition, with respect to development joint ventures, we may provide financing necessary to complete the construction and we often provide development completion guarantees in the event actual costs of development exceed approved budgeted costs (see “Critical Accounting Policies” above).

     For summary financial information for unconsolidated entities (7% to 50% owned) in which we have made investments, see Note 7 to our consolidated financial statements. For information regarding the notes receivable from our joint ventures, and guarantees and other commitments and contingencies to our joint ventures, see Notes 5 and 14 to our consolidated financial statements. Eight of our joint ventures are variable interest entities under FASB Interpretation No. 46, Consolidation of Variable Interest Entities. See Note 2 to our consolidated financial statements for a more detailed discussion of these eight joint ventures.

Results of Operations

     We currently derive our consolidated operating revenues from two primary sources: (1) management services revenue for management services provided to communities owned by unconsolidated joint ventures and other third party owners, and (2) resident fees for the delivery of senior living services to our consolidated communities. As we have continued our long-term strategy of transforming ourselves into a senior management services company, management services revenue has become a larger part of our total operating revenues. Management services revenue comprised 77%, 69% and 42% of total operating revenues for 2004, 2003, and 2002, respectively.

     Management services revenue represents fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners and pre-opening service fees. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated joint ventures also are reflected as management services operating revenue in the statements of income, as required by contract accounting, and are offset by a corresponding amount reflected in the management services operating expense line item.

     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. In 2004, 2003, and 2002, approximately 92%, 93%, and 99%, respectively, of our resident fee revenue was derived from private pay sources. Approximately eight percent of our resident fee revenue in 2004 was derived from Medicare / Medicaid. Resident fees from residents in our assisted living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident related services. Residents who require personal care in excess of services provided under the basic care program pay additional fees.

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

     We operate within one defined business segment providing senior living services both domestically and internationally. Our senior living services operations include full-service senior living management services, pre-opening services to third parties and joint ventures for market and site selection, pre-opening sales and marketing, start-up training, development and construction of senior living properties, securing project and permanent financing for senior living properties and our sale/long-term manage back of senior living properties. See Note 19 of our consolidated financial statements.

     The following summarized table sets forth the components of our net income (in thousands):

	Year Ended December 31,
	2004	2003	2002

Total operating revenues	$1,461,924	$1,108,540	$427,689
Total operating expenses	(1,415,955)	(1,074,633)	(394,164)
Income from property sales	24,330	75,579	74,211

Income from operations	70,299	109,486	107,736
Interest income	8,533	8,869	11,338
Interest expense	(7,069)	(25,440)	(35,458)
Equity in earnings of unconsolidated senior living properties	9,394	5,343	4,707
Minority interests	(701)	(1,105)	(160)

Income before provision for income taxes	80,456	97,153	88,163
Provision for income taxes	(29,769)	(34,975)	(33,502)

Net income	$50,687	$62,178	$54,661

     We reclassified income from property sales from operating revenues and it is now reflected in other income. These amounts remain a component of income from operations.

     Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     During 2004, we continued to capitalize on our brand and management services experience by adding additional third-party management and development contracts. In 2004, we began operating nine additional communities which we lease or in which we have an ownership interest and managing seven additional communities for independent third parties. We terminated two management contracts and three leases acquired through the MSLS acquisition, closed three previously acquired smaller communities, and sold one other community.

     Total operating revenue increased by $353 million to $1.5 billion for the year ended December 31, 2004 from $1.1 billion for the year ended December 31, 2003. Net income decreased 18% to $51 million for the year ended December 31, 2004, or $2.24 per share (diluted), from $62 million for the year ended December 31, 2003, or $2.63 per share (diluted). The decrease in net income between the years ended December 31, 2004 and December 31, 2003 was primarily due to the anticipated reduction in income from property sales of $51 million, which was partially offset by continued strong growth in management services revenues, net of management services expenses, of $29 million, and the ability to generate positive net interest income in 2004 as opposed to net interest expense in 2003.

     Operating Revenue

     Management services operating revenue increased by $351 million to $1.1 billion for the year ended December 31, 2004 from $768 million for the year ended December 31, 2003. This increase was primarily due to the growth in the number of communities operated or managed by us for unconsolidated joint ventures and other third party owners or in the pre-opening phase, including those facilities acquired on March 28, 2003 from MSLS. The total number of communities managed for unconsolidated joint ventures and other third party owners increased 4% to 320 communities at December 31, 2004, up from 307 communities at December 31, 2003. Of the 307 communities managed at December 31, 2003, 108 communities were acquired on March 28, 2003 and therefore only contributed approximately nine months of revenues during the year ended December 31, 2003. Of the $351 million increase in management services revenue, $155 million was due to the properties included in the MSLS acquisition. In addition, there was an increase of $73 million due to new third-party managed properties being added on or subsequent to December 31, 2003 and $52 million from newly opened joint venture communities. We also saw an increase of $57 million from 17 new communities in unconsolidated joint ventures added from June 30, 2003 to September 30, 2003 as a result of sales of consolidated properties on or subsequent to June 30, 2003, many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the statements of income. Since these 17 consolidated communities were sold between June 30 and September 30, 2003, they had twelve months of revenue for year ended December 31, 2004 but less than six months of revenue for year ended December 31, 2003. These revenues are offset by a corresponding amount reflected in the management services operating expense line item. The remaining increase was due to a $9 million increase in revenues from existing joint ventures and managed communities and a $5 million increase in pre-opening fees.

     Resident fees represent operating revenues earned from residents in our consolidated communities. Resident fees increased $2 million to $343 million for the year ended December 31, 2004 from $341 million for the year ended December 31, 2003. While there was a slight net change in the total resident fees, a number of significant offsetting items contributed to this. Resident fees increased by $49 million due to the acquisition of MSLS communities with operating leases and by $8 million due to the acquisition of other consolidated communities at the end of the second quarter of 2003. In addition, there was an increase of $10 million in resident fees from other consolidated communities existing at December 31, 2003 driven by increases in occupancy and daily rate. These increases were offset by a decrease of $57 million as a result of the sale of 33 consolidated senior living communities between June 30, 2003 and September 30, 2003. Since these 33 consolidated communities were sold between June 30 and September 30, 2003, they had approximately nine to twelve months of revenue for the year ended December 31, 2003 but none for the year ended December 31, 2004. We also experienced a decrease of $5 million due to the closure of two communities in the second quarter of 2004, one community in the third quarter of 2004 and one community in the fourth quarter of 2004. In addition, there was a decrease in resident fees of $3 million due to the sale of ten consolidated communities on March 28, 2003. Since these ten consolidated communities were sold on March 28, 2003, they had approximately three months of revenue for the year ended December 31, 2003 but none for the year ended December 31, 2004. All of these 43 consolidated communities sold continue to be managed by us, and as such, management revenue from these facilities is included in management services operating revenue for the year ended December 31, 2004.

     Average resident occupancy for the 131 stabilized communities that we operated in both 2004 and 2003 and in which we have an ownership interest was 90.56% compared to 89.58%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is now typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have an ownership interest in and have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period.

     The average daily rate paid by residents for the 131 stabilized communities that we operated in both 2004 and 2003 and in which we have an ownership interest in was $134.74 in 2004 compared to $128.05 in 2003. The increase is primarily due to a general increase in the basic care rate.

     Operating Expenses

     Management services operating expense increased $323 million to $1.0 billion for the year ended December 31, 2004 from $693 million for the year ended December 31, 2003. This increase is consistent with the increase in management services operating revenue and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services operating revenue line item.

     Facility operating expense for the year ended December 31, 2004 increased $5 million, or 2%, to $259 million from $254 million for year ended December 31, 2003. This increase includes $35 million due to the acquisition of MSLS communities with operating leases. In addition, there was an increase of $6 million in facility operating expenses from other consolidated communities acquired since December 31, 2003 and an increase of $8 million in facility operating expenses from consolidated communities existing at December 31, 2003 driven by increases in occupancy. Offsetting this increase, in part, was a decrease of $37 million in facility operating expense as a result of the sale of 33 consolidated senior living communities from June 30, 2003 to September 30, 2003 and a decrease of $2 million in facility operating expense resulting from the sale of 10 consolidated communities on March 28, 2003. We also saw a decrease of $5 million due to the closure of two communities in the second quarter of 2004, one community in the third quarter of 2004 and one community in the fourth quarter of 2004. Since all of these communities continue to be managed by us, operating expenses from these facilities are included in management services operating expense for the year ended December 31, 2004.

     General and administrative expense was $73 million for both the years ended December 31, 2004 and December 31, 2003. The year ended December 31, 2004 includes $3 million in costs related to the implementation of Sarbanes-Oxley internal control requirements. The year ended December 31, 2003 included $11 million in transition expenses related to the acquisition of MSLS. Excluding these costs, general and administrative expense increased $8 million due to the substantial growth in the number of communities managed.

     Depreciation and amortization expense for the year ended December 31, 2004 increased to $21 million from $16 million for the year ended December 31, 2003. This increase was primarily due to the full year of amortization related to the leasehold intangibles recorded from the acquisition of MSLS in March 2003 and other fixed assets placed in service in 2004 and 2003.

     Facility lease expense for the year ended December 31, 2004 increased $8 million to $47 million from $39 million for the year ended December 31, 2003. This increase was due to the March 28, 2003 acquisition of 18 MSLS communities with operating leases, which only contributed approximately nine months of expense for the year ended December 31, 2003.

     Income from Property Sales

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. For the year ended December 31, 2004, income from property sales decreased $51 million from the year ended December 31, 2003 primarily due to the number of properties sold in each year. In 2003, we substantially completed the sale/long-term manage back program. We sold 43 properties in 2003 and only four properties in 2004, three of which were sold in December 2004. All of the $24 million in income from property sales in 2004 were gains previously deferred on property sales completed during 2003 as a result of certain operating contingencies being met in 2004. With respect to the three properties sold in December 2004, we deferred approximately $2 million of income because of certain future operating contingencies. In addition, income from property sales was reduced by $2 million for incentive compensation to certain employees directly related to the establishment of the Sunrise REIT. See Note 13 to our consolidated financial statements for a discussion of our sale/long-term manage back transactions.

     Interest

     Net interest income for the year ended December 31, 2004 was $1 million compared to net interest expense of $17 million for the year ended December 31, 2003. The $18 million decrease was due to a decrease in interest expense. The decline in interest expense was due to a $259 million net reduction in debt during 2003. As such, we incurred interest expense on this debt during 2003 but no interest expense on this debt in 2004. In addition, our debt decreased further from $198 million at December 31, 2003 to $192 million at December 31, 2004, or 3%. The weighted-average interest rate on our fixed and variable rate debt at December 31, 2004 was 5.48% compared to 5.03% at December 31, 2003. Interest income for the year ended December 31, 2004 was consistent with interest income for the year ended December 31, 2003.

     Equity in Earnings of Unconsolidated Senior Living Properties

     Equity in earnings of unconsolidated senior living properties increased to $9 million for the year ended December 31, 2004 compared to $5 million for the year ended December 31, 2003. The increase was primarily attributable to improved operations and additional incentive fees from the unconsolidated senior living properties.

     Provision for Income Taxes

     The provision for income taxes was $30 million for the year ended December 31, 2004 compared to $35 million for the year ended December 31, 2003. The decrease was due to a decrease in pre-tax income primarily as a result of lower income from property sales. Our effective tax rate for the year ended December 31, 2004 was 37% compared to 36% for the year ended December 31, 2003.

     Realization of the deferred tax asset of $25 million at December 31, 2004 is dependent mostly on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     In 2003, we began operating 35 additional communities which we lease or in which we have an ownership interest and managing 133 additional communities for independent third parties and we terminated one management contract and three leases acquired through the MSLS acquisition.

     Total operating revenue increased by $681 million to $1.1 billion for the year ended December 31, 2003 from $428 million for the year ended December 31, 2002 primarily due to the increase in our operating portfolio resulting from the MSLS acquisition in March 2003. Net income increased 14% to $62 million for the year ended December 31, 2003, or $2.63 per share (diluted), from $55 million for the year ended December 31, 2002, or $2.23 per share (diluted). The increase in net income between the years ended December 31, 2003 and December 31, 2002 was mainly due to increased income from operations due to the MSLS acquisition and reduced interest expense as a result of a $259 million reduction in debt.

     Operating Revenue

     Management services operating revenues increased by $588 million to $768 million for the year ended December 31, 2003 from $180 million for the year ended December 31, 2002. This increase was primarily due to the growth in the number of communities we manage or in the pre-opening phase. The total number of communities managed increased 140% to 307 communities at December 31, 2003, up from 128 communities at December 31, 2002. Excluding the 108 managed communities acquired on March 28, 2003 from MSLS, our operating portfolio increased 55%. This growth resulted primarily from the addition of 79 new management contracts during 2003, partially offset by the termination of eight management contracts. In addition, there was a 20% increase in the number of communities in unconsolidated joint ventures (120 versus 100), many of which are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the statements of income. These revenues are offset by a corresponding amount reflected in the management services operating expense line item.

     Resident fees represent operating revenues earned from residents in our consolidated communities. Resident fees increased $93 million, or 37%, to $341 million for the year ended December 31, 2003 from $248 million for the year ended December 31, 2002. This increase includes $155 million due to the acquisition of 18 MSLS communities with operating leases, net of the termination of three operating leases in 2003, and $7 million due to the acquisition of the majority interest in seven senior living communities. In addition, there was an increase of $9 million in resident fees from other consolidated communities driven by increases in occupancy and average daily rate. Offsetting these increases, in part, was a decrease of $78 million due to the sale of 33 senior living communities in 2003.

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

     The average daily rate paid by residents for the 119 stabilized communities that we operated in both 2003 and 2002 and in which we have an ownership interest in was $127 in 2003 compared to $121 in 2002. The increase is primarily due to a general increase in the basic care rate.

     Operating Expense

     Management services expenses increased $537 million to $693 million for the year ended December 31, 2003 from $156 million for the year ended December 31, 2002. This increase is consistent with the increase in management services operating revenues and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as operating expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services operating revenue line item.

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

     General and administrative expenses increased to $73 million for the year ended December 31, 2003 compared to $37 million for the year ended December 31, 2002. The $36 million increase in general and administrative expenses is primarily due to the substantial growth in the number of communities operated in 2003 and the increased overhead due to the MSLS acquisition. Included in general and administrative expenses for 2003 is $11 million in transition expenses related to the acquisition of MSLS. There were no transition expenses incurred in 2004.

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

     Income from Property Sales

     Income from property sales fluctuates depending on the timing of property sale transactions and the satisfaction of certain required operating contingencies in the sales transactions. For the year ended December 31, 2003, we recognized $35 million of gains previously deferred on property sales completed during 2002 as a result of certain operating contingencies being met in 2003. In addition, we recognized $41 million of gains from the sale/long-term manage back transactions completed in 2003. See Note 13 to our consolidated financial statements for a discussion of our sale/long-term manage back transactions.

     Interest

     Net interest expense for the year ended December 31, 2003 decreased to $17 million from $24 million for the year ended December 31, 2002. In accordance with FASB Statement No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the extraordinary loss recognized in 2002 of approximately $4 million ($2 million net of tax) for fees associated with the $92 million term loan and the premium paid for the early redemption of our 5 1/2% convertible notes was reclassified to interest expense. Excluding this reclassification, the $3 million decline was due to a decrease of $6 million in interest expense partially offset by a $3 million decline in interest income. The decrease in interest expense was due to the decline in the interest rates that we pay on our variable rate debt. The weighted-average interest rate on our fixed and variable rate debt at December 31, 2003 was 4.50% compared to 6.02% at December 31, 2002. In addition, debt decreased from $457 million to $223 million, or 51%. The decrease in interest income was due to the decline in interest rates that we receive on short-term investments, a reduction in short term investments due to the acquisition of MSLS and the pay-down of notes receivable.

     Provision for Income Taxes

     The provision for income taxes was $35 million for the year ended December 31, 2003 compared to $34 million for the year ended December 31, 2002. The increase was primarily due to an increase in pre-tax income, which was slightly offset by the use of an effective tax rate of

36% for the year ended December 31, 2003 compared to 38% for the year ended December 31, 2002. The decrease in the effective tax rate is due to a decrease in our state and international effective tax rates based upon our operating history and previous tax positions in those jurisdictions.

     Realization of the deferred tax asset of $24 million at December 31, 2003 is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.

Liquidity and Capital Resources

     We had $102 million in working capital at December 31, 2004, including $157 million of cash and cash equivalents. In addition, we had $166 million available under credit facilities.

     Working capital increased by $31 million to $102 million at December 31, 2004 from $71 million at December 31, 2003. This increase was primarily due to an increase in cash resulting from the disposition of properties in the fourth quarter of 2004 and an increase in due from affiliates and prepaids and other current assets, offset by an increase in accounts payable and accrued expenses primarily due to an increase in reserves for community insurance programs.

     Net cash provided by operating activities for 2004 was $89 million and net cash used in operating activities for 2003 was $12 million. The primary drivers for the change in operating cash activity are an increase in income from management services, as we have increased the number of communities managed, and an increase in accounts payable and accrued expenses. We have completed our transformation from a property owning entity to a manager of senior living facilities and expect that property sales will not be a driver of our business. The increase in accounts payable and accrued expenses will fluctuate based on the timing of the payment of vendors of communities that we operate. The reimbursement for these costs will vary as some costs are pre-funded, such as payroll, while others are reimbursed after incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables from owners for our managed communities.

     Net cash provided by investing activities was $6 million and $288 million for 2004 and 2003, respectively. During 2004, we had cash provided by the sale of properties of $136 million and cash used in the acquisition of property of $111 million. In addition, we had a net outflow of cash of $32 million as we continued to make investments in joint ventures and notes receivable during the year. During 2003, we used $92 million for the acquisition of MSLS, $2 million for the acquisition of the majority ownership in seven senior living properties, cash provided by the sale of properties of $405 million and cash used in the acquisition of properties of $105 million. We also had a net cash inflow of $73 million from investments in joint ventures and notes receivable during 2003. Finally, we had $13 million and $7 million of cash that had restrictions lifted in 2004 and 2003, respectively.

     Net cash used in financing activities was $41 million and $346 million for 2004 and 2003, respectively. Financing activities for the year ended December 31, 2004 and 2003 included additional borrowings of $113 million and $266 million, respectively, offset by debt repayments of $119 million and $556 million, respectively. The additional borrowings under our credit facility were used to fund our continued development of senior living properties and refinance existing debt. The significant repayments in 2003 are partially a result of our sale/long-term manage back program. During the year ended December 31, 2004, we repurchased approximately $63 million of our common stock and received proceeds of $30 million from the exercise of stock options. During the year ended December 31, 2003, we repurchased approximately $106 million of our common stock and received proceeds of $53 million from the exercise of stock options.

     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. At December 31, 2004, we had $192 million of outstanding debt at a weighted average interest rate of 5.48% including $120 million of convertible notes. Of the $192 million of outstanding debt, we had $149 million of fixed-rate debt at a weighted average interest rate of 5.74% and $43 million of variable rate debt at a weighted average interest rate of 4.57%.

     At December 31, 2004, we had $35 million of debt that is due within the next twelve months. Of this amount, $17 million relates to seven wholly owned properties. This debt is mortgage financing, most of which we intend to refinance or extend during 2005. The remaining $18 million represents borrowings under our credit facility, which were repaid in January 2005.

     On September 23, 2003, we closed on a $200 million corporate credit facility with a syndicate of banks. The corporate credit facility provides for both cash borrowings and letters of credit. It has an initial term of three years with an extension option. Borrowings are used for general corporate purposes, including investments, acquisitions and the refinancing of existing debt. Consistent with our transformation to a management services company, the facility is not secured by real estate and replaced a $265 million syndicated revolving credit facility, which was primarily used for construction of wholly owned senior living properties.

     Our debt instruments contain various financial covenants and other restrictions, including provisions that: (1) require us to meet certain financial tests (for example, our $200 million line of credit requires us not to exceed certain leverage ratios, to maintain certain fixed charge coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios); (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity, without lender consent. At December 31, 2004, we were in compliance with all of our debt covenants.

     Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for 29 of our communities, 27 contracts to purchase land, and four contracts to lease land. See Note 9 and Note 14 of our consolidated financial statements for a discussion of our contractual obligations.

     Principal maturities of long-term debt, future minimum lease payments, and amounts due on land purchases and lease commitments at December 31, 2004 are as follows (in thousands):

	Payment due by period
					More
		Less than			than 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Long-term debt	$191,666	$35,264	$28,263	$120,684	$7,455
Operating leases	561,602	54,444	108,973	109,673	288,512
Land purchase contracts	100,867	73,536	27,331	—	—
Land lease commitments	152,120	329	2,610	2,768	146,413

Total	$1,006,255	$163,573	$167,177	$233,125	$442,380

     We anticipate future development to occur in joint ventures and expect to be reimbursed for the majority of the land purchase contracts and land lease costs by our capital partners when the ventures are formed.

     As discussed previously in Recent Developments, we expect to complete the acquisition of The Fountains in mid-2005. Our portion of the acquisition (which is not reflected in this table) is estimated to be approximately $63 million, which will be funded by cash on hand and existing credit facilities.

     In certain transactions, we have provided credit support arrangements and commitments to advance funds to portfolios of properties that we have developed or for which we acquired management contracts with an opportunity for significant occupancy increases. Generally, credit support arrangements are for limited periods of time and require payments if cash flow is below stated targets. For portfolios that we sell, we establish reserves from property sale transaction proceeds to fund these potential payments. Payments in excess of reserve amounts are expensed unless they are in the form of contractual advances. At December 31, 2004, we had three joint venture agreements comprising 25 properties that were subject to credit support arrangements. Generally, these arrangements terminate within two and 22 months. We expect to fund $2 million in 2005 under these arrangements.

     At December 31, 2004, we have commitments to advance funds on 46 communities, the longest of which is for less than two years. Advances under these commitments are recoverable as loans and are generally repayable to us from property operating cash flows and/or proceeds from the sale of the property. We expect to fund $13 million in 2005 under these commitments.

     We currently estimate that the existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $55 million to complete the three communities we currently have under construction. We expect these costs will be recovered when these communities are contributed to joint ventures before construction is complete. We have entered into contracts to purchase and lease additional sites. We expect to develop the majority of the sites under purchase contracts within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that the cash flow from operations, together with borrowings under existing credit facilities will be sufficient to fund our investment in the development and construction of these additional communities for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

Stock Repurchase Programs

     On July 23, 2002, we announced that our Board of Directors authorized the repurchase of outstanding shares of our common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, we purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. On May 7, 2003, our Board of Directors expanded our repurchase program to an aggregate of $150 million to repurchase outstanding shares of common stock and/or our outstanding 5 1/4% convertible subordinated notes due 2009. In 2003, we purchased another 3,959,400 shares at an average price of $26.83. On March 11, 2004, our Board of Directors approved an additional $50 million for the repurchase of outstanding shares of common stock and/or our outstanding 5 1/4% convertible subordinated notes due 2009. During 2004, we purchased 1,748,668 shares at an average price of $36.14 bringing the total shares purchased through December 31, 2004 to 6,289,468 shares at an average price of $29.31.

Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates at December 31, 2004.

     We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At December 31, 2004, we had minority equity ownership interests in 151 senior living properties, 26 of which are under development. We have one property in which we own less than 10%, 121 properties in which we own between 10% and 20%, nine properties in which we own between 21% and 30% and 20 properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Six of the notes have an adjustable rate.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek the financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $43 million at December 31, 2004 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.4 million.

     The table below details by category the principal amount, the average interest rates and the estimated fair market value of our debt. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2004.

							Estimated
							Fair
		Maturity Date					Market
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Value

Assets
Notes receivable
Fixed rate	245	10,620	5,641	—	—	12,178	28,684
Average interest rate	15.0%	7.5%	12.3%	—	—	9.4%	—
Variable rate	2,630	93	558	—	7,143	4,467	14,891
Average interest rate	6.0%	4.7%	5.2%	—	5.4%	5.4%	—
Investments
Bonds	—	—	—	—	—	5,610	5,610
Average interest rate	—	—	—	—	—	11%	—
Sunrise REIT debentures	—	—	—	—	20,757	—	20,757
Average interest rate	—	—	—	—	5.75%	—	—

Liabilities
Debt
Fixed rate	4,393	19,673	132	141	151	3,854	28,663
Average interest rate	9.74%	7.62%	6.88%	6.88%	6.88%	6.88%	—
Variable rate	30,871	8,258	200	200	200	3,600	43,329
Average interest rate	5.05%	3.59%	3.00%	3.00%	3.00%	3.00%	—
Convertible notes	—	—	—	—	119,992	—	162,589
Average interest rate	—	—	—	—	5.25%	—	—

Impact of Changes in Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on July 1, 2005. We believe the 2005 impact of adopting the new standard will be approximately $3.0 million of compensation expense based on our current share based compensation plan and a mid-year adoption.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Quantitative and qualitative disclosure about market risk appears in the “Market Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

     The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Sunrise Senior Living, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this Annual Report.

March 14, 2005

/s/ Paul J. Klaassen
Chief Executive Officer

/s/ Larry E. Hulse
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Sunrise Senior Living, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sunrise Senior Living, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sunrise Senior Living, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sunrise Senior Living, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Sunrise Senior Living, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunrise Senior Living, Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 14, 2005

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$156,783	$102,548
Accounts receivable, net	45,509	46,329
Notes receivable — affiliates	2,875	28,976
Deferred income taxes	25,412	23,570
Due from affiliates	50,078	18,121
Prepaid expenses and other current assets	29,996	16,351

Total current assets	310,653	235,895
Property and equipment, net	369,632	412,228
Notes receivable — affiliates	40,700	48,377
Management contracts and leaseholds, net	83,336	82,395
Costs in excess of assets acquired, net	123,713	106,139
Investments in unconsolidated senior living properties	93,016	73,834
Investments	7,416	5,610
Investment in affiliate	20,757	—
Other assets	36,491	45,320

Total assets	$1,085,714	$1,009,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$167,091	$113,804
Deferred revenue	6,202	31,229
Current maturities of long-term debt	35,264	19,739

Total current liabilities	208,557	164,772
Long-term debt, less current maturities	156,402	178,383
Deferred income taxes	148,790	129,661
Other long-term liabilities	46,867	45,103

Total liabilities	560,616	517,919
Minority interests	1,580	1,603
Stockholders Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,576,275 and 20,987,730 shares issued and outstanding in 2004 and 2003, respectively	206	210
Additional paid-in capital	248,205	273,378
Retained earnings	271,796	221,109
Deferred compensation — restricted stock	(4,535)	(6,564)
Accumulated other comprehensive income	7,846	2,143

Total stockholders’ equity	523,518	490,276

Total liabilities and stockholders’ equity	$1,085,714	$1,009,798

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Operating revenue:
Management services	$1,119,138	$767,765	$179,591
Resident fees	342,786	340,775	248,098

Total operating revenue	1,461,924	1,108,540	427,689

Operating expenses:
Management services	1,015,562	692,917	156,251
Facility operating	258,667	254,203	167,354
General and administrative	73,263	72,596	36,944
Depreciation and amortization	21,378	16,406	25,317
Facility lease	47,085	38,511	8,298

Total operating expenses	1,415,955	1,074,633	394,164

Other income:
Income from property sales	24,330	75,579	74,211

Income from operations	70,299	109,486	107,736

Interest income (expense):
Interest income	8,533	8,869	11,338
Interest expense	(7,069)	(25,440)	(35,458)

Net interest income (expense)	1,464	(16,571)	(24,120)

Equity in earnings of unconsolidated senior living properties	9,394	5,343	4,707
Minority interests	(701)	(1,105)	(160)

Income before provision for income taxes	80,456	97,153	88,163
Provision for income taxes	(29,769)	(34,975)	(33,502)

Net income	$50,687	$62,178	$54,661

Net income per common share:

Basic net income per common share	$2.50	$2.92	$2.44

Diluted net income per common share	$2.24	$2.63	$2.23

     See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
	Shares of	Common				Other
	Common	Stock	Additional	Deferred	Retained	Comprehensive
	Stock	Amount	Paid-in Capital	Compensation	Earnings	Loss	Total
Balance at January 1, 2002	22,166	$222	$310,423	$—	$104,270	$(4,214)	$410,701

Net income					54,661		54,661
Interest rate swaps, net of tax						610	610
Foreign currency translation, net of tax						649	649

Total comprehensive income							55,920

Issuance of common stock to employees	611	6	11,028				11,034
Repurchase of common stock	(581)	(6)	(14,892)				(14,898)
Issuance of restricted stock	148	1	4,020	(4,021)			—
Amortization of restricted stock				688			688
Tax effect from the exercise of non- qualified stock options			2,373				2,373

Balance at December 31, 2002	22,344	223	312,952	(3,333)	158,931	(2,955)	465,818

Net income					62,178		62,178
Interest rate swaps, net of tax						2,511	2,511
Foreign currency translation, net of tax						2,587	2,587

Total comprehensive income							67,276

Issuance of common stock to employees	2,408	25	53,052				53,077
Repurchase of common stock	(3,959)	(40)	(106,193)				(106,233)
Issuance of restricted stock	195	2	4,830	(4,832)			(0)
Amortization of restricted stock				1,601			1,601
Tax effect from the exercise of non- qualified stock options			8,737				8,737

Balance at December 31, 2003	20,988	210	273,378	(6,564)	221,109	2,143	490,276

Net income					50,687		50,687
Foreign currency translation, net of tax						5,703	5,703

Total comprehensive income							56,390

Issuance of common stock to employees	1,339	13	29,713				29,726
Repurchase of common stock	(1,749)	(17)	(63,176)				(63,193)
Conversion of convertible debt			8				8
Issuance of restricted stock	11		400	(400)			—
Amortization of restricted stock				2,119			2,119
Forfeiture of restricted stock	(13)		(310)	310			—
Tax effect from the exercise of non-qualified stock options			8,192				8,192

Balance at December 31, 2004	20,576	$206	$248,205	$(4,535)	$271,796	$7,846	$523,518

     See accompanying notes.

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$50,687	$62,178	$54,661
Adjustments to reconcile net income to net cash provided by operating activities:
Income from property sales	(24,330)	(75,579)	(74,211)
Equity in earnings of unconsolidated senior living properties	(9,394)	(5,343)	(4,707)
Minority interests	701	1,105	160
Provision for bad debts	896	6,541	850
Provision for deferred income taxes	17,843	24,964	28,559
Depreciation and amortization	21,378	16,406	25,317
Amortization of financing costs and discount on long-term debt	2,018	6,517	5,292
Amortization of deferred compensation	2,119	1,601	688
Loss on early debt retirement	—	—	4,140
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	2,340	(25,516)	(1,194)
Prepaid expenses and other current assets	(20,975)	(17,038)	(15,325)
Other assets	(2,517)	(10,664)	(13)
Increase (decrease):
Accounts payable and accrued expenses	39,335	5,415	1
Deferred revenue	431	(3,285)	(174)
Other liabilities	8,546	1,012	374

Net cash provided by (used in) operating activities	89,078	(11,686)	24,418

Investing activities
Acquisition of business and property	—	(93,407)	—
Disposition of property	135,785	405,479	470,368
Acquisition of property	(110,662)	(104,721)	(174,714)
Increase in investments and notes receivable	(159,825)	(60,240)	(52,169)
Proceeds from investments and notes receivable	141,082	140,395	64,678
Decrease (increase) in restricted cash and cash equivalents	12,762	7,281	(6,065)
Distributions from investments	15,255	10,001	6,343
Contributions to investments in unconsolidated senior living properties	(27,987)	(17,226)	(22,107)

Net cash provided by investing activities	6,410	287,562	286,334

Financing activities
Net proceeds from exercised options	29,726	53,077	11,034
Additional borrowings under long-term debt	112,781	266,423	392,731
Repayment of long-term debt	(119,451)	(555,750)	(569,167)
Net investment in minority interest	(724)	(556)	(750)
Financing costs paid	(392)	(3,408)	(6,858)
Repurchase of stock	(63,193)	(106,233)	(14,898)

Net cash used in financing activities	(41,253)	(346,447)	(187,908)

Net increase (decrease) in cash and cash equivalents	54,235	(70,571)	122,844
Cash and cash equivalents at beginning of period	102,548	173,119	50,275

Cash and cash equivalents at end of period	$156,783	$102,548	$173,119

See accompanying notes.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements

1. Organization and Presentation

Sunrise Senior Living, Inc. (“Sunrise”) is a provider of senior living services, with operations in the United States, Canada, the United Kingdom, and Germany. Founded in 1981, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. At December 31, 2004, Sunrise operated 380 open communities, including 367 communities in the United States, 10 communities in Canada and three communities in the United Kingdom, with a total resident capacity of approximately 43,100. Sunrise communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. Sunrise also develops senior living communities for itself, for joint ventures in which it retains an ownership interest and for third parties.

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

Due from Affiliates

Due from affiliates represents reimbursements due from joint ventures for development costs advanced, including development fees, operating costs paid on behalf of affiliates, including payroll and insurance costs, and management fees. Development costs are reimbursed when third party financing is obtained by the affiliate. Operating costs are generally reimbursed within thirty days.

Allowance for Doubtful Accounts

Sunrise provides an allowance for doubtful accounts on its outstanding receivables based on its collection history. Details of the allowance for doubtful accounts receivable are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Beginning balance	$7,132	$3,980	$4,188
Provision for bad debts	896	6,541	850
Accounts written off	(2,197)	(3,389)	(1,058)

Ending balance	$5,831	$7,132	$3,980

Property and Equipment

Property and equipment are recorded at cost and include interest and property taxes capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of properties. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. No impairment charge was required in 2004, 2003, and 2002.

Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including certain direct and indirect costs of a development subsidiary. If a project is abandoned, any costs previously capitalized are expensed.

Assets Held For Sale

Sunrise considers assets to be held for sale when management approves and commits to a formal plan to actively market a property for sale and when other required criteria are met. Upon designation as an asset held for sale, Sunrise records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and stops recording depreciation expense. Sunrise had two properties held for sale at December 31, 2004 with a combined book value of $10 million, which is included in property and equipment. Liabilities associated with these properties were not material at December 31, 2004.

Intangible Assets

Under FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to periodic impairment tests.

Intangible assets relate primarily to the acquisition of Marriott Senior Living Services (“MSLS”) and Karrington Health, Inc. in 2003 and 1999, respectively, and are comprised of management contracts, leaseholds, and costs in excess of assets acquired. Costs in excess of assets acquired represent costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Management contracts and leaseholds are amortized using the straight-line method over the remaining contract term, ranging from 1 to 28 years.

Sunrise conducts its annual impairment test of goodwill and indefinite life intangible assets in the fourth quarter. Based on the results of this review, no impairment charge was required in 2004, 2003, and 2002. The carrying amounts of management contracts and leaseholds are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the assets exceeds the undiscounted cash flows over the remaining amortization periods, the carrying amount will be adjusted.

Self-Insurance Programs

Sunrise is self insured for certain levels of property, liability, workers’ compensation and employee medical coverage. Sunrise accrues estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims.

Deferred Financing Costs

Costs incurred in connection with obtaining permanent financing for Sunrise-owned properties are deferred and amortized over the term of the financing on a straight-line basis, which approximates the effective interest method.

Investments in Unconsolidated Senior Living Properties

Sunrise owned non-controlling interests in 151 senior living properties at December 31, 2004, 26 of which were under development. Sunrise’s interests, through limited liability companies and partnerships, generally range from 7% to 50%. Sunrise has one property in which it owned less than 10%, 121 properties in which it owned between 10% and 20%, nine properties in which it owned between 21% and 30%, and 20 properties in which it owned more than 30%.

Sunrise does not control these entities and is not the primary beneficiary, as major business decisions require approval by the other majority partners or members. Accordingly, these investments are accounted for under the equity method. The investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and cash contributions and distributions.

Sunrise recognizes profits on sales of services to these entities to the extent of the ventures’ outside ownership interest. Differences between the carrying value of investments and the underlying equity in net assets of the investee, excluding goodwill, are amortized on a straight-line basis over the estimated useful life of the underlying properties. See Note 14 for information on commitments or contingencies of partnerships or limited liability companies in which Sunrise is a general partner or managing member.

Sunrise’s underlying equity in net assets of the investees exceeded the carrying value of investments in the net assets of unconsolidated senior living properties by $52 million at December 31, 2004.

Derivatives and Hedging Activities

Sunrise recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, Sunrise must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported on the balance sheet and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Sunrise had no derivative instruments at December 31, 2004 and 2003.

Revenue Recognition

Operating revenue consists of management services revenue and resident fee revenue. Management services revenue is comprised of revenue from management contracts, development contracts and facility contract services. Base management fees are recognized in the month they are earned in accordance with the terms of the management contract. Incentive management fees are recognized as revenue in addition to the base management fee in accordance with the contracts. Revenue from development contracts is recognized over the term of the respective development contracts using the percentage-of-completion method. The cost-to-cost method is used to measure the extent of progress toward completion and calculate the percentage of completion based on the costs incurred to date compared to the expected total costs for the development contract. Revenue from facility contract services is comprised of reimbursable expenses of properties operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. Resident fee revenue is recognized monthly as services are rendered. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.

Income from Property Sales

Income from property sales is recognized upon consummation of the sale of properties, unless a portion of the sale is contingent upon future events or performance. Deferred gains are recognized upon performance or resolution of the contingency.

Stock-Based Compensation

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, does not recognize compensation expense for stock option grants. In addition, Sunrise grants restricted stock to officers and other key executives. These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheet and represent the fair value of shares at the date of grant, which is amortized as compensation expense over the period of vesting.

Had compensation cost for stock based compensation been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Sunrise’s net income and earnings per share would have been impacted as follows:

	Year ended December 31,
	2004	2003	2002

Net income, as reported:	$50,687	$62,178	$54,661
Fair value option expense, net of tax	(8,832)	(14,812)	(14,076)

Pro forma	$41,855	$47,366	$40,585

Basic net income per share:
As reported	$2.50	$2.92	$2.44
Pro forma	$2.06	$2.22	$1.82
Diluted net income per share:
As reported	$2.24	$2.63	$2.23
Pro forma	$1.88	$2.05	$1.70

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002: risk-free interest rate yield of 3.5% to 5.4%; dividend of 0%; expected lives of 4 to 10 years; and volatility of 48.67% to 53.20%. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Sunrise’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise will adopt SFAS 123(R) on July 1, 2005. Sunrise believes the 2005 impact of adopting the new standard will be approximately $3.0 million of compensation expense based on its current share based compensation plan and a mid-year adoption.

Continuing Care Agreements

Residents of the Lifecare Communities are required to sign a continuing care agreement (“Care Agreement”) with Sunrise. The Care Agreements stipulate, among other things, the amount of all entry fees and monthly fees, the type of residential unit being provided, and Sunrise’s obligation to provide both health care and non-health care services. In addition, the Care Agreements provide Sunrise with the right to increase future monthly fees. The Care Agreements are terminated upon the receipt of a written termination notice from the resident or the death of the resident.

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

The components of the entry fees for lifecare communities are recorded as Other Liabilities within the consolidated balance sheets and include:

a.	Lifecare Obligations – This component is refundable to the resident or the resident’s estate upon termination or cancellation of the Care Agreement. Lifecare obligations are primarily non-interest bearing and, depending on the type of plan, are equal to either 100, 95, 90 or 50 percent of the total entry fee less any additional occupant lifecare fees. As these obligations are considered security deposits, interest is not imputed on these obligations in accordance with APB 21, Interest on Receivables and Payables. Lifecare obligations amount to $26 million and $25 million at December 31, 2004, and 2003 respectively. None of these refundable advance fees are amortized into income.

b.	Additional Occupant Lifecare Fees – This is a nonrefundable fee for each additional occupant in a residential unit. These nonrefundable fees are recorded as deferred revenues and amortized into income using the straight-line method over the resident’s or couple’s actuarial life, adjusted annually.

c.	Lifecare Fees – This component is nonrefundable and equals the total entry fee less the two components described in a. and b. above. These nonrefundable fees are recorded as deferred revenues and amortized into income using the straight-line method over the resident’s or couple’s actuarial life, adjusted annually.

Third Party Reimbursements

A portion of the revenues from health care services is attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. Medicare reimburses costs based on a Prospective Payment System (“PPS”) for most of the communities. PPS does not require a provision for estimated Medicare and Medicaid settlements. There are no receivables for estimated third-party payer settlements at December 31, 2004 or 2003. The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions are included in net income.

Variable Interest Entities

On February 1, 2003, Sunrise adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under FIN 46, companies are required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 were required to apply the provisions of FIN 46 as of the date the entity was created (immediately). Public companies with calendar year-end quarters with a variable interest in a variable interest entity created before February 1, 2003 were required to apply the provisions of FIN 46 at March 31, 2004.

Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells owned properties into a joint venture in which it holds a minority interest that is capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise generally does not have future requirements to contribute additional capital beyond the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of its direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other advances. At December 31, 2004, this total investment was $170 million not including any guarantees provided to these joint ventures as described in Note 14. The realization of this investment is dependent upon the ongoing operations of the joint ventures. See Note 7 for the operating results of the joint ventures.

At December 31, 2004, there are eight joint ventures in which Sunrise had an interest that are variable interest entities under FIN 46. Five of the variable interest entities are development joint ventures, which were established between 1999 and 2004 and contain a total of three operating properties and 15 properties under development. One of the variable interest entities is an operating joint venture formed in 2000. The other variable interest entity is a sale/long-term manage back joint venture that contains a total of 28 operating properties. The final variable interest entity is a newly formed joint venture that contains five operating properties recapitalized from a development venture, nine operating properties recapitalized from a sale/manage back venture and two operating properties that were previously wholly owned by Sunrise. Sunrise is not considered the primary beneficiary for any of these joint ventures and therefore, continues to account for these investments under the equity method of accounting. Sunrise’s maximum exposure from these eight entities was $80 million at December 31, 2004.

Reclassifications

Certain 2003 and 2002 balances have been reclassified to conform with the 2004 presentation.

Income from Property Sales

Sunrise has reclassified income from property sales from operating revenues and is now reflecting income from property sales as other income. These amounts remain a component of income from operations.

In order to provide comparable cash flows from core operating activities, Sunrise has reclassified all property sale cash flows from operating activities to the investing activities section of the cash flow statement. Accordingly, certain amounts within investing activities have been reclassified from the prior period presentation. The impact to the cash flow statement for the years ended 2003 and 2002 was a reclassification of approximately $40 million and $68 million, respectively, from operating cash flows to investing cash flows.

Lifecare Obligations

Lifecare obligations, the component of entry fees for lifecare communities, which are refundable to the resident or the resident’s estate upon termination or cancellation of the care agreement, have been reclassified from Current and Long-term Debt to Other Liabilities at December 31, 2003. These obligations are primarily non-interest bearing and are considered security deposits, rather than debt. Lifecare obligations were $26 million and $25 million at December 31, 2004 and 2003, respectively.

Priority Return Income

Income received from four joint ventures for priority returns previously recorded in Management Services Revenue has been reclassified in 2003 and 2002 to a component of Equity in Earnings of Unconsolidated Senior Living Properties. These amounts totaled $5 million, $4 million, and $4 million in 2004, 2003, and 2002, respectively.

Sunrise has also reclassified priority returns and distributions from changes in other assets and other liabilities in operating activities to distributions from investments in the investing activities section of the cash flow. Total distributions and priority returns were $15 million, $10 million and $6 million in 2004, 2003, and 2002 respectively.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003

Prepaid insurance	$13,887	$5,914
Deposits	2,735	2,331
Interest receivable	2,522	1,770
Prepaid taxes	1,156	763
Other	9,696	5,573

	$29,996	$16,351

4. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2004	2003

Land and land improvements	15 years	$46,281	$53,089
Building and building improvements	40 years	246,756	269,107
Furniture and equipment	3-10 years	78,783	68,070

		371,820	390,266

Less accumulated depreciation and amortization		(70,392)	(60,563)

		301,428	329,703
Construction in progress		68,204	82,525

Property and equipment, net		$369,632	$412,228

Depreciation expense was $18 million, $13 million, and $20 million for the years ended December 31, 2004, 2003, and 2002, respectively.

5. Notes Receivable — Affiliates

Notes receivable — affiliates plus accrued interest consist of the following (in thousands):

	December 31,
	2004	2003

LLC Note III, interest accrues at 10.0%	$—	$16,920
Note II with international joint venture, interest accrues at 12.5%	—	14,386
Note III with international joint venture, interest accrues at 12.5%	1,074	460
Note IV partner loan with international joint venture, interest accrues at 15.0%	245	9,369
Note V with international joint venture, imputed interest rate of 4.37%	1,095	870
LLC Note VI, revolving credit agreement, interest accrues at 10.0%	9,160	12,865
Promissory Note III, interest accrues at 8.0%	300	280
Promissory Note IV, interest accrues at higher of 6% or LIBOR plus 3.0%	2,630	2,681
Promissory Note V, interest accrues at 7.5%	—	4,325
Promissory Note VI, interest accrues at LIBOR plus 3.0%	1,304	1,304
Promissory Note VII, interest accrues at LIBOR plus 2.5%	1,038	1,041
Promissory Note VIII, revolving credit agreement, interest accrues at 15.0%	3,505	1,591
Promissory Note IX, interest accrues at 8.0%	1,836	1,700
Promissory Note X, interest accrues at LIBOR plus 3.5%	2,125	2,132
Promissory Note XI, credit line, interest accrues at LIBOR plus 3.0%	7,143	7,172
Promissory Note XII, interest accrues at LIBOR plus 2.75%	558	—
Subordinated Loan Agreement I interest accrues at 10.75%	849	—
Promissory Note XIII, interest accrues at 7.5%	10,483	—
Other notes receivable	230	257

	43,575	77,353
Current maturities	(2,875)	(28,976)

	$40,700	$48,377

In March 1999, Sunrise jointly formed a limited liability company (“LLC III”) in which it owns a 9% minority interest. The purpose of LLC III is to develop, construct and own senior living properties. Sunrise loaned LLC III $16 million (“LLC Note III”) to partially finance the initial development and construction of five properties. All five properties were completed and open at December 31, 2003. These properties were included in those properties sold to Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in December 2004. During 2004, Sunrise received payments of $12.8 million and

$5.3 million for principal and interest, respectively, to complete the sale of these properties and there is no outstanding balance remaining on the note.

In 2001, Sunrise agreed to make funds available (“Note II”) to International LLC to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note II accrued at 12.5%. The Note II to Sunrise was subordinated to other lenders of the joint venture. These properties related to this joint venture were included in those properties sold to Sunrise REIT in December 2004. During 2004, Sunrise received payments of $13.0 million and $3.2 million for principal and interest, respectively, to complete the sale of these properties, and there is no outstanding balance remaining on the note.

In 2001, Sunrise jointly formed a limited liability partnership (“International LLC II”) with the majority owner of International LLC in which Sunrise own a 7% minority interest. The purpose of International LLC is to develop, construct and own senior living properties in the United Kingdom and Canada. In 2002, Sunrise agreed to make funds available (“Note III”) to International LLC II to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note III accrues at 12.5%. The Note III is subordinated to other lenders of the joint venture. Principal and interest become due as each property is sold by the joint venture.

In 2003, Sunrise approved a Partner Loan (“Note IV”) to the majority owner of International LLC II to partially finance the initial development and construction of properties in the United Kingdom and Canada. Interest on amounts outstanding under Note IV accrues at 15.0%. During 2004, Sunrise received payments of $10.6 million for principal. Interest becomes due upon the sale of the properties.

In 2002, Sunrise jointly formed a limited liability partnership (“International LLC III”) with the majority owner of International LLC in which Sunrise owns a 20% minority interest. The purpose of International LLC is to develop, construct and own senior living properties in the United Kingdom and Germany. In May 2002, Sunrise approved a Partner Loan (“Note V”) to the International LLC III to partially finance the initial development and construction of properties in the United Kingdom and Germany. Interest on amounts outstanding under Note V accrues at an imputed interest rate of 4.37%. Principal and interest become due as each property is sold by the joint venture.

In December 2002, Sunrise jointly formed a limited liability company (“LLC VI”) in which Sunrise owns a 20% minority interest. The purpose of LLC VI is to develop, construct and own senior living properties. Sunrise agreed to loan LLC VI up to $20 million (“LLC Note VI”) through a revolving credit agreement to partially finance the initial development and construction of fifteen properties. Repayment is expected from funding of the other lenders. Eleven properties were completed and open and four were under construction at December 31, 2004. Interest accrues at 10%. The LLC Note VI is secured by the properties and is subordinated to other lenders of LLC VI. The advanced principal amount of the loan and accrued interest are due on the earlier of December 28, 2010 or termination of the management agreement between the parties. During 2004, an additional $4 million was borrowed against the credit agreement and Sunrise received payments of $6.4 and $1.0 million for principal and interest, respectively.

In February 2002, Sunrise accepted a secured promissory note in the amount of $250,000 (“Promissory Note III”) from an unrelated third party. The Promissory Note III pertains to a development and management rights agreement for properties in Georgia and Missouri. Interest accrues at 8% per annum. Principal and accrued interest are due March 2007.

In March 2002, Sunrise accepted a promissory note in the amount of $3 million (“Promissory Note IV”) from a limited partnership in which Sunrise has a 20% ownership interest. The Promissory Note IV is subordinated to other lenders of the limited partnership. Interest accrues at the higher of 6% or LIBOR plus 3% per annum. Monthly interest payments started on June 1, 2002 and continued through March 1, 2003. Monthly principal and interest payments started on April 1, 2003 and continued through April 1, 2004. During 2004, the maturity date for this note was extended through April 1, 2005. Principal and any accrued and unpaid interest are due on April 1, 2005.

In March 2003, Sunrise accepted a promissory note in the amount of $4.8 million (“Promissory Note V”) from a third party. The Promissory Note V is subordinated to other lenders of the third party. Interest accrues at 7.5% per annum. Monthly interest payments started on April 20, 2003 and continued through February 20, 2004. Monthly principal and interest payments started on February 20, 2004 and continue through February 20, 2033. In 2004, Sunrise received payments of $3.8 and $0.4 million in principal and interest, respectively, and there is no outstanding balance remaining on the note.

In June 2003, Sunrise accepted a promissory note in the amount of $2.1 million (“Promissory Note X”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 3.5% per annum. Monthly interest payments started on July 1, 2003 and continue through June 1, 2013. Principal and any accrued and unpaid interest are due and payable on July 1, 2013.

In September 2003, Sunrise accepted a promissory note for a credit line in the amount of $7.9 million (“Promissory Note XI”) from a limited liability company in which Sunrise has a 10% ownership interest. Sunrise paid an advance of principal of $7.1 million on the credit line during 2003. Interest accrues at LIBOR plus 3% per annum. Principal and any accrued and unpaid interest are due and payable on September 30, 2008 unless the maturity date is extended. There is an option for a five-year extension to September 30, 2013.

In September 2003, Sunrise accepted a secured promissory note in the amount of $1.3 million (“Promissory Note VI”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 3.0% per annum. Monthly interest payments started on October 1, 2003 and continue through September 1, 2013. Principal and any accrued and unpaid interest are due and payable on October 1, 2013.

In September 2003, Sunrise accepted a promissory note in the amount of $1 million (“Promissory Note VII”) from a limited liability company in which Sunrise has a 10% ownership interest. Interest accrues at LIBOR plus 2.5% per annum. Monthly interest payments started on October 1, 2003 and continue through September 1, 2013. Principal and any accrued and unpaid interest are due and payable on October 1, 2013.

In November 2001, Sunrise accepted a promissory note for a revolving credit agreement in the amount of $3 million (“Promissory Note VIII”) from a company in which Sunrise has a 3% ownership interest. Interest accrues at 15% per annum. Monthly interest payments started on the first calendar day of the month following the first initial draw under the terms of the revolving credit agreement and continue through September 30, 2007. The first draw on the credit agreement was for $1.5 million during September 2003 and the second draw on the credit agreement was for $1.0 million during February 2004. The third and final draw on the credit agreement was for $0.5 million during April 2004. Principal and any accrued and unpaid interest are due and payable on September 30, 2007.

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

In November 2003, Sunrise accepted a promissory note in the amount of $0.5 million (“Promissory Note XII”) from a partner of a jointly formed limited liability company in which Sunrise has a 25% interest. Interest accrues at LIBOR plus 2.75% per annum. Principal and interest are due from cash flow from the limited liability company.

In 2004, Sunrise accepted a subordinated loan (“Subordinated Loan Agreement I”) in the amount of $1 million from a property which Sunrise manages but has no ownership interest. Interest accrues at 10.75% simple interest per annum. Payments of principal and interest shall be made as funds are available but are due and payable by November 21, 2024.

In May 2004, Sunrise accepted a promissory note in the amount of $10 million (“Promissory Note XIII”) from a property which Sunrise manages but has no ownership interest. Interest accrues at 7.5% simple interest per annum. Payments of interest and principal shall be due on the maturity date of June 1, 2006. Sunrise has an option to purchase alternate property from the borrower, and under the circumstances that Sunrise chooses to purchase this property, the purchase price of the alternate property shall be credited against the principal balance of this note.

Sunrise believes the net carrying amount of the notes receivable approximates market value at December 31, 2004 and 2003.

Sunrise recorded interest income on these notes from these affiliates of $7 million, $7 million and $9 million during 2004, 2003 and 2002, respectively.

6. Intangibles and Other Assets

Intangible assets consist of the following (in thousands):

	December 31,		Estimated
	2004	2003	Useful life

Management contracts, less accumulated amortization of $6,389 and $2,764	$77,785	$76,365	2-29 years
Leaseholds, less accumulated amortization of $2,440 and $1,960	5,551	6,030	2-29 years

	$83,336	$82,395

Amortization expense was $4 million, $3 million, and $5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense is expected to be approximately $4 million in each of the next five years.

Included in Other Assets is restricted cash totaling $11.1 million and $23.9 million at December 31, 2004 and 2003, respectively, consisting of real estate tax escrows, operating reserves, and capital reserves related to Sunrise’s debt agreements and resident deposits.

7. Transactions with Unconsolidated Entities

Included in due from affiliates are net receivables and advances from related unconsolidated partnerships or limited liability companies of $50 million and $18 million at December 31, 2004 and 2003, respectively. Net receivables from unconsolidated partnerships or limited liability companies relate primarily to management activities. Also, see Note 5 for a discussion of notes receivable from affiliates.

Summary financial information for unconsolidated entities (7% to 50% owned) accounted for by the equity method is as follows (in thousands):

	December 31,
	2004	2003	2002

Assets, principally property and equipment	$2,241,246	$1,915,403	$1,438,034
Liabilities, principally long-term debt	1,512,953	1,343,956	1,003,627
Equity	728,293	571,447	434,407
Revenues	487,913	420,520	271,348
Net income (loss)	175,188	14,353	(3,158)

Accounting policies used by the unconsolidated entities are similar to those used by Sunrise. The net income for 2004 includes $155 million from gains on sale of properties.

Total management services revenue from related unconsolidated entities was $408 million, $296 million, and $157 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2003 and 2002 total management services revenue has been adjusted to conform to the 2004 presentation of the priority return payments as discussed in Note 2.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003

Accrued taxes	$672	$3,260
Accrued employee benefits	53,103	42,993
Self-insurance reserves	70,621	39,673
Other accruals	29,174	19,191
Accounts payable	9,207	5,509
Other	4,314	3,178

	$167,091	$113,804

9. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003

5 1/4% convertible subordinated notes due 2009	$119,992	$120,000
Corporate credit facility	18,000	—
Other mortgages and notes payable	53,674	78,122

	191,666	198,122
Current maturities	(35,264)	(19,739)

	$156,402	$178,383

In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 1, 2009. The convertible notes bear interest at 5 1/4% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price is $35.84 (equivalent to a conversion rate of 27.9018 shares per $1,000 principal amount of the convertible notes). The notes are subordinated to Sunrise’s existing and future senior indebtedness. During 2003, Sunrise repurchased $5 million principal amount of the convertible notes. The convertible notes are redeemable at Sunrise’s option commencing February 5, 2006, at specified premiums. The holders of the convertible notes may require Sunrise to repurchase the convertible notes upon a change of control of Sunrise as defined in the convertible notes.

During the third quarter of 2003, Sunrise closed on a $200 million corporate credit facility with a syndicate of banks. The corporate credit facility provides for both cash borrowings and letters of credit. It has an initial term of three years with an extension option. Cash borrowings accrue interest at LIBOR plus 1.75% to 3.00% or the higher of the Federal Funds Rate plus 0.50% and Prime plus 0.25% to 1.50%. LIBOR-based borrowings have fixed interest periods of one, two, three or six months. Letters of credit fees are equal to 2.00% of the maximum available to be drawn on the letters of credit. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. Consistent with Sunrise’s transformation to a management services company, the credit facility is not secured by real estate and replaced a $265 million syndicated revolving credit facility. Sunrise pays commitment fees of 0.25% to 0.45% on the unused balance of the credit facility. There were $18 million of cash advances and $39 million of letters of credit outstanding under this credit facility at December 31, 2004. The cash advances accrued interest at 4.23% at December 31, 2004. The letters of credit have been pledged primarily for the benefit of certain municipalities and insurance companies and were unused at December 31, 2004. The letters of credit issued under the corporate credit facility expire within two years.

At December 31, 2004, Sunrise had an additional $6 million in unused letters of credit that were issued by other lending institutions. The letters of credit were pledged for the benefit of a municipality and a lending institution and expire within one year.

In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. The revolving credit facility matures in November 2006, is subject to a five-year extension, accrues interest at LIBOR plus 1.20% (3.66% at December 31, 2004) and is collateralized by senior living properties. The revolving credit facility may be converted to a fixed rate facility at any time during the term. Sunrise pays commitment fees of 0.13% on the unused portion of the credit facility. In September 2003, Sunrise reduced its revolving credit facility to $16 million. At December 31, 2004, the collateral of the revolving credit facility consisted of two properties and $8 million was outstanding.

In December 2002, Sunrise entered into an $18 million revolving credit facility. The revolving credit facility matured in January 2005, accrued interest at LIBOR plus 2.50% (5.06% at December 31, 2004) and was collateralized by senior living properties. In June 2003, Sunrise reduced its revolving credit facility to $11 million due to the sale of one property that served as collateral. At December 31, 2004, the collateral of the revolving credit facility consisted of seven properties and no amounts were outstanding.

In December 2002, Sunrise received a commitment for a $17 million credit facility. The credit facility matured in February 2005, was subject to a one-year extension, accrued interest at LIBOR plus 3.25% (5.65% at December 31, 2004) subject to a minimum of 5.75% and was collateralized by three senior living properties. In June 2003, Sunrise reduced its revolving credit facility to $2 million due to the sale of two properties that served as collateral. At December 31, 2004, the collateral of the revolving credit facility consisted of one property and no amounts were outstanding.

In December 2002, Sunrise received commitments for mortgages on two senior living properties for an aggregate amount of $16 million. The mortgages were scheduled to mature in January 2005 and were subject to a one-year extension. Interest accrued at LIBOR plus 2.50% and the mortgages were cross-collateralized by two senior living properties. In September 2003, Sunrise reduced its revolving credit facility to $9 million due to the sale of one property that served as collateral. In September 2004, the line was terminated.

In June 2003, Sunrise entered into a $2 million revolving line of credit secured by two senior living properties. The line of credit matured in January 2005, accrued interest at LIBOR plus 2.50% (5.06% at December 31, 2004) and was cross-collateralized with the $18 million revolving credit facility entered into in December 2002. At December 31, 2004, no amounts were outstanding.

The other mortgages and notes payable relate primarily to 9 properties whereby outstanding balances are collateralized by the total assets of the respective property. Payments of principal and interest are made monthly. Interest rates range from 3.00% to 10.00% with remaining maturities ranging from less than one year to 22 years. These other mortgages and notes payable have total borrowings of $46 million at December 31, 2004.

During 2001, Sunrise entered into five interest rate swap agreements that effectively converted $125 million of its variable LIBOR based syndicated revolving credit facility to a fixed-rate basis. The maturity dates of the swap agreements ranged from June 2003 to June 2004. In December 2002, Sunrise paid $400,000 to terminate one of the five interest rate swap agreements. In 2003, Sunrise paid $3 million to terminate the remaining four interest rate swap agreements. For the year ended December 31, 2003, Sunrise recognized $2 million in interest expense related to the amortization of the swap balance in accumulated other comprehensive income. Sunrise also wrote off $2 million of the swap balance in accumulated other comprehensive income as debt associated with the swap was repaid as part of the property sale transactions closed in the second and third quarters of 2003. At December 31, 2004 and 2003, Sunrise had a zero balance in accumulated other comprehensive income related to the terminated swap agreements.

There are various financial covenants and other restrictions in Sunrise’s debt instruments, including provisions that: (1) require Sunrise to meet certain financial tests (for example, the $200 million line of credit requires Sunrise not to exceed certain leverage ratios, to maintain certain fixed charge coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios); (2) require consent for changes in Sunrise’s control; and (3) restrict Sunrise and its subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent. At December 31, 2004, Sunrise was in compliance with all of its debt covenants.

Principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$35,264
2006	27,931
2007	332
2008	341
2009	120,343
Thereafter	7,455

$191,666

Interest paid totaled $10 million, $23 million and $36 million in 2004, 2003 and 2002, respectively. Interest capitalized was $6 million, $3 million and $7 million in 2004, 2003 and 2002, respectively.

10. Stockholders Equity

Stock Option Plans

Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2004, these plans provided for the grant of options to purchase up to 9,898,910 shares of common stock. The option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

On April 25, 1996, the Board of Directors adopted the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”). Any director who was a member of the Board of Directors but not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) was eligible to receive options under the Directors’ Plan. The option exercise price is not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option begins six months after the option was granted and generally ends ten years from the date the option was granted. Options granted under the Directors’ Plan vested immediately. All options granted under the Directors’ Plan are non-incentive stock options. The

Directors’ Plan was terminated in March 2000. At December 31, 2004, 75,000 options remained outstanding under the plan.

A summary of Sunrise’s stock option activity, and related information for the years ended December 31 are presented below:

	2004		2003		2002
		Weighted		Weighted-		Weighted-
		-Average		Average		-Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Options	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding-beginning of year	4,327	$21.63	6,411	$22.07	6,168	$21.52
Granted	214	35.83	607	19.32	1,049	22.90
Exercised	(1,152)	21.88	(2,337)	21.64	(568)	17.62
Canceled	(424)	26.65	(354)	24.33	(238)	22.24

Outstanding-end of year	2,965	24.29	4,327	21.63	6,411	22.07

Options exercisable at year-end	2,146		2,576		3,572
Weighted-average fair value of options granted during the year	$14.87		$16.61		$18.15

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	(000’s)	Life	Price	(000’s)	Price

$3.00 - $8.00	20	0.6	$3.42	20	$3.42
8.01 - 20.00	730	5.4	16.82	680	16.58
20.01 - 25.63	1,252	5.3	24.17	934	24.28
25.64 - 44.56	963	7.1	30.54	512	31.05

	2,965			2,146

Restricted Stock

Sunrise’s stockholders approved the 2002 Stock Option and Restricted Stock plan at Sunrise’s annual meeting of stockholders held on May 17, 2002. On March 21, 2002 and February 25, 2003, a total of 148,100 and 3,500 shares, respectively, of restricted stock were granted to key executives.

Sunrise’s stockholders approved the 2003 Stock Option and Restricted Stock plan at its annual meeting of stockholders held on May 12, 2003. On May 12 and September 10, 2003, a total of 192,400 shares of restricted stock were granted to key executives. On March 11, 2004, a total of 2,816 shares of restricted stock were granted to a key executive. On September 8, 2004, and November 17, 2004, a total of 7,535 shares of restricted stock were granted to key executives.

These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheets and represent the fair value of shares at the date of grant, which will be amortized as compensation expense over the period of vesting. During 2004, 2003 and 2002 Sunrise recognized $2.1 million, $1.6 million and $0.7 million in compensation expense, respectively. At December 31, 2004, 74,143 of the 354,351 shares of restricted stock were vested and 12,584 of the 354,351 shares of restricted stock were forfeited.

Repurchase of Outstanding Shares and Conversion of Convertible Debt

In July 2002, Sunrise announced that its Board of Directors authorized the repurchase of outstanding shares of its common stock up to an aggregate purchase price of $50 million over the next 12 months. In 2002, Sunrise purchased 581,400 shares at an average price of $25.62 per share through open-market purchases. In May 2003, the Board of Directors expanded the repurchase program to an aggregate of $150 million to repurchase outstanding shares of Sunrise’s common stock and/or its outstanding 5 1/4% convertible subordinated note due 2009. In 2003, Sunrise purchased another 3,959,400 shares at an average price of $26.83 bringing the total shares purchased through December 31, 2003 to 4,540,800 shares at an average price of $26.68. Additionally, in 2003, Sunrise purchased $5 million of its convertible debt. In 2004, Sunrise purchased another 1,748,668 shares at an average price of $36.14 bringing the total shares purchased through December 31, 2004 to 6,289,468 shares at an average price of $29.31.

Stockholder Rights Agreements

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

The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a “Distribution Date”) upon the earlier of (1) ten days following a public announcement that a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. However, neither Paul J. Klaassen nor Teresa M. Klaassen (nor their affiliates, associates and estates), each of whom, as of the date of adoption of the Rights Agreement, beneficially owned in excess of 20% of the outstanding shares of common stock, will be deemed an “Acquiring Person,” unless they acquire an additional 2% of the common stock which was outstanding at the time of completion of Sunrise’s initial public offering.

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

11. Net Income Per Common Share

The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002

Basic Earnings Per Share:
Net income	$50,687	$62,178	$54,661
Denominator for basic net income per common share-weighted average shares	20,302	21,298	22,357
Basic net income per common share:	$2.50	$2.92	$2.44

Diluted Earnings Per Share:
Net income	$50,687	$62,178	$54,661
Assumed conversion of convertible notes, net of tax	4,386	4,584	4,610

Diluted net income	$55,073	$66,762	$59,271

Denominator for basic net income per common share-weighted average shares	20,302	21,298	22,357
Effect of dilutive securities:
Employee stock awards	979	624	643
Convertible notes	3,348	3,452	3,552

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,629	25,374	26,552
Diluted net income per common share:	$2.24	$2.63	$2.23

Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

12. Acquisitions

On March 28, 2003, Sunrise completed its acquisition of all the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, MSLS, which owns and operates senior independent full-service and assisted living properties. Sunrise paid approximately $92 million in cash to acquire all of the outstanding stock of MSLS. Sunrise also assumed approximately $48 million of working capital liabilities and other funding obligations as well as approximately $25 million of life care endowment obligations, the majority of which are expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. Operations of MSLS are included in the consolidated statements of income from March 28, 2003 to December 31, 2004.

The acquisition of MSLS was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price was allocated to assets acquired, including separately identifiable intangible assets, and liabilities assumed based on current valuations of assets and liabilities. Certain valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates becomes available. Net working capital deficit was adjusted by approximately $5 million, costs in excess of assets acquired and transaction costs were adjusted by approximately $2 million each and land was adjusted by approximately $1 million during 2003 as additional information was obtained or finalization of working capital balances were determined. In 2004, costs in excess of assets acquired was adjusted by approximately $18 million as a result of true-ups of working capital. The purchase price values assigned to the major assets and liabilities were as follows:

Management contracts and leases, net	$63 million
Land	$22 million
Life care endowment obligations	$25 million
Net working capital deficit and other	$48 million
Costs in excess of assets acquired	$91 million
Transaction costs	$12 million

The portion of the purchase price allocated to management contracts and leases will be amortized into expense over the specific term of each individual management contract and lease acquired ranging from two to 29 years. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 14 for a description of those guarantees. The year ended December 31, 2003 includes $11 million in transition expenses related to this acquisition which have been reflected in general and administrative expenses.

The following unaudited pro forma information presents the results of operations of Sunrise for the years ended December 31, 2003 and 2002, respectively, as if the acquisition of MSLS had taken place at January 1, 2002.

	Year Ended December 31,
	2003	2002

Revenue	$1,380,291	$1,273,870
Net income	$61,637	$52,553
Basic earnings per share	$2.89	$2.35
Diluted earnings per share	$2.61	$2.15

In June 2003, Sunrise acquired the remaining majority interest, ranging from 50 to 81 percent, in seven senior living properties in which it previously maintained a minority ownership interest. The majority interest holder was a not-for-profit entity. In order to acquire the remaining ownership interest, Sunrise assumed approximately $21 million in debt and paid approximately $2 million in cash. These properties were previously accounted for using the equity method of accounting. The acquisition was accounted for using the purchase method of accounting. Sunrise allocated its current investment carrying value and purchase price to the assets acquired and liabilities assumed. The initial purchase price values assigned to the major assets and liabilities are $35 million for property, $5 million for land, $3 million for furniture, fixtures and equipment, and $21 million for debt. The results of operations for these properties are reflected in Sunrise’s consolidated financial statements from June 30, 2003 forward. The acquisition of these interests was immaterial to the pro forma results.

13. Dispositions

In 2000, Sunrise announced its intention to sell selected owned properties as a normal part of its operations and retain long-term management contracts and, in many cases, minority equity interests in the properties. Sunrise has performed under its sale/long-term manage back program by selling some properties 100% to third-parties and retaining a long-term management contract and selling some properties to joint ventures in which Sunrise has a minority ownership interest, generally ranging from 10% to 25%. If Sunrise sells 100% of a property to a third-party owner, Sunrise recognizes a gain from the sale for the difference between the purchase price and the book value of the property, less the costs to sell. Sunrise also removes the book value of the property from the “Property and equipment” line item on the consolidated balance sheet and removes from liabilities any debt repaid or assumed by the new owner in the transaction. If Sunrise sells a property to a joint venture in which it has a minority ownership interest, Sunrise will recognize as a gain from the sale the difference between the purchase price and the book value of the property, less the costs to sell, adjusted to reflect only the gain associated with the third-party ownership in the joint venture. Sunrise does not record a gain on the portion of the sale associated with its remaining ownership in the joint venture. Sunrise also records, at historical cost basis, its remaining ownership of the property sold and debt assumed by the joint venture as an investment.

In December 2000, Sunrise completed the sale of two properties for an aggregate sales price of $28 million. Sunrise realized $9 million in gain, subject to certain contingencies being met, of which $1 million, $5 million and $2 million were recognized in 2002, 2001 and 2000, respectively. Sunrise continues to operate the properties under long-term operating agreements.

In February 2001, Sunrise completed the sale of nine properties for an aggregate sales price of $131 million to a limited partnership in which Sunrise owns a 25% interest. Sunrise realized $41 million in gain, subject to certain contingencies being met, of which $1 million and $40 million was recognized during 2002 and 2001, respectively. Sunrise continues to operate the properties under long-term operating agreements.

In March 2002, Sunrise completed the sale/long-term manage back of 12 assisted living properties to a real estate investment entity in which Sunrise owns a 20% interest. Sunrise realized $43 million in gain, subject to certain operating contingencies being met, of which $43 million was recognized during 2002. Sunrise will continue to operate the properties under long-term management agreements.

In June 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise realized $9 million in gain, subject to meeting certain operating contingencies, of which $2 million and $7 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under long-term management agreements.

In August 2002, Sunrise completed the sale/long-term manage back of one assisted living property to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise realized $6 million in gain, subject to meeting certain operating contingencies, of which $3 million and $3 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the property under a long-term management agreement.

In September 2002, Sunrise completed the sale/long-term manage back of two assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise realized $8 million in gain, subject to meeting certain operating contingencies, of which $4 million and $4 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under a long-term management agreement.

In December 2002, Sunrise completed the sale/long-term manage back of 11 assisted living properties to a real estate joint venture in which Sunrise owns a 20% interest. Sunrise realized $36 million in gain, subject to meeting certain operating contingencies, of which $27 million and $9 million was recognized in 2003 and 2002, respectively. Sunrise will continue to operate the properties under a long-term management agreement.

In March 2003, Sunrise completed the sale/long-term manage back of its 100% interest in 10 assisted living properties to a not-for-profit family foundation for an aggregate sales price of $19 million. As part of the sale, Sunrise provided $5 million of seller financing. Sunrise realized $10 million in gain, subject to certain contingencies being met, of which $5 million was recognized in 2003. During 2003, Sunrise started to recognize portions of the remaining $5 million gain contingent on the repayment of the seller financing and the remaining amount was recognized in 2004 upon sale of the note. Sunrise continues to operate the properties under long-term management agreements.

In June 2003, Sunrise completed the sale of 12 consolidated senior living properties and 11 Sunrise joint venture senior living properties. The properties were sold in two separate transactions to two ventures in which Sunrise has a ten percent interest. The aggregate purchase price for the 12 consolidated senior living properties was $167 million and $144 million for the 11 Sunrise joint venture senior living properties. Sunrise realized a $30 million gain from the sale of the 12 consolidated senior living properties, subject to meeting certain operating and financing contingencies, of which $9 million and $21 million was recognized in 2004 and 2003, respectively. The sale of the 11 Sunrise joint venture properties from the original joint venture investor to the new joint venture investor did not result in any income statement impact to Sunrise, however, it did provide for the repayment to Sunrise of all outstanding notes receivable and advances from the existing joint ventures, which approximated $46 million. Sunrise will continue to operate all 23 properties under long-term management contracts.

In September 2003, Sunrise completed the sale/long-term manage back of five consolidated senior living properties to a venture in which Sunrise owns a 10 percent interest. The aggregate purchase price was $94 million. Sunrise realized $14 million in gain, subject to meeting certain operating contingencies of which $5 million and $9 million was recognized in 2004 and 2003, respectively. Sunrise will continue to operate all five properties under long-term management contracts.

In September, 2003, Sunrise completed the sale/long-term manage back of its 100% interest in 16 consolidated senior living properties to a retirement properties company for an aggregate sales price of $158 million. Sunrise realized $14 million in gain, subject to meeting certain operating contingencies, of which $9 million and $5 million was recognized in 2004 and 2003, respectively. Sunrise continues to operate all 16 properties under long-term management contracts.

In 2004, Sunrise recognized $24 million in income from property sales related to sales that occurred in 2003, which was deferred until certain contingencies were met.

Sunrise Senior Living Real Estate Investment Trust

In December 2004, Sunrise closed the initial public offering of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity established by Sunrise in Canada. Concurrently with the closing of its initial public offering, Sunrise REIT issued Cdn. $25 million (US $21 million at December 31, 2004) principal amount of subordinated convertible debentures to Sunrise, convertible at the rate of Cdn. $11.00 per unit. The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from Sunrise and Sunrise joint ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from Sunrise for an aggregate purchase price of $40 million and 20 were acquired from joint ventures in which Sunrise participated for an aggregate purchase price of $373 million. With respect to these three communities, Sunrise realized a gain of $4 million, of which $2 million was deferred until certain operating contingencies are satisfied. In addition, income from property sales was reduced by $2 million for incentive compensation to certain employees directly related to the establishment of Sunrise REIT. Sunrise contributed its interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80 percent interest in a recently completed Sunrise community that is in lease-up in Canada for a purchase price of $12 million, with Sunrise retaining a 20 percent interest. In addition, Sunrise has identified nine development projects that will be presented to Sunrise REIT for their potential acquisition.

14. Commitments

Leases

Sunrise leases its corporate offices, regional offices, development offices and warehouse space under various leases. During 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters. The lease commenced upon completion of the building in July 1999 and expires in September 2013. The lease has an initial annual base rent of $1 million. In September 2003, Sunrise entered an agreement to lease additional office space for its corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $3 million. The base rent for both of these leases escalates approximately 2.5% per year in accordance with a base rent schedules. The warehouse lease has a term of ten years, including a 5-year extension that expires in September 2005. The initial annual base rent payments amount to $106,000 for the extension term, subject to annual increases of 3%.

Sunrise has also entered into operating leases for four properties. Two properties commenced operations during 1997 and two properties commenced operations in 1998. In May 1999, in connection with the acquisition of Karrington, Sunrise assumed six operating leases for six senior living properties and a ground lease. The operating lease terms vary from 15-20 years, with two ten-year extension options. Sunrise also has three other ground leases related to three properties in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease. Sunrise is also required to amortize an additional $118,000 of rent related to the straight lining of rent benefits for its operational leases.

In March 2003, in connection with the acquisition of MSLS, Sunrise assumed sixteen operating leases and renewed an existing operating lease agreement for another MSLS property in June 2003. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018.

Future minimum lease payments under office, equipment, ground and other operating leases at December 31, 2004 are as follows (in thousands):

Minimum Lease Payments
2005	$54,444
2006	54,401
2007	54,572
2008	54,746
2009	54,927
Thereafter	288,512

$561,602

Sunrise has entered into contracts at December 31, 2004 to purchase and lease additional sites to be developed. Expected payments under these contracts upon closing are as follows (in thousands):

	Purchase	Lease

2005	$73,536	$329
2006	27,331	1,226
2007	—	1,384
2008	—	1,384
2009	—	1,384
Thereafter	—	146,413

	$100,867	$152,120

Sunrise anticipates future development to occur in joint ventures and expects to be reimbursed for the majority of these costs by its capital partners when the ventures are formed.

Guarantees

As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures. Unless otherwise stated, Sunrise would be required to perform under a debt guarantee if the business venture failed to perform under the debt agreement and the bank pursued Sunrise’s guarantee. At December 31, 2004, Sunrise provided $39 million of debt guarantees to its business ventures, which represents Sunrise’s maximum exposure under its debt guarantees. Debt guarantees to development joint ventures amount to $23 million at December 31, 2004. Of the $23 million in debt guarantees to development joint ventures, $10 million will be removed upon achieving certain debt service coverage targets and the remaining $13 million will remain in place throughout the terms of the loans. Debt guarantees to hospital partnerships and acquisition partnerships amount to $10 million and $4 million, respectively, and remain in place throughout the terms of the loans. Debt guarantees for Sunrise’s sale/long-term manage back partnerships amount to $2 million and are removed upon reaching certain occupancy and debt service coverage targets. To date, Sunrise has not been required to fund any debt guarantees.

Sunrise has provided $78 million in financing obligations associated with management contracts. In connection with the acquisition of MSLS in March 2003, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay life care endowment obligations issued by MSLS with respect to two continuing care retirement communities ($76 million at December 31, 2004). To the extent that CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of new endowment obligations as new residents enter the communities. An additional $2 million financing obligation related to the acquisition of MSLS is made up of $1 million of obligations to provide financing under existing credit facilities with respect to four communities and $1 million of payment guarantees under operating agreements with respect to one community.

At December 31, 2004, Sunrise does not believe that it will be required to fund any guarantees under its current outstanding debt guarantees and financing obligations and therefore no liabilities are reflected in the consolidated financial statements for these guarantees.

As part of Sunrise’s fee-development for joint ventures, Sunrise typically guarantees that properties will be completed at budgeted costs approved by all partners in the joint venture. Budgeted costs typically include significant contingency reserves for unforeseen costs and potential overruns. Sunrise would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. At December 31, 2004, 28 properties are under construction and subject to completion guarantees. Sunrise has over 20 years experience in the development and construction of senior living properties. Sunrise’s construction contractors are experienced in building its prototype and assume much of the risk of on-time and on-budget completion by executing fixed-price contracts. Typically, the terms of these guarantees provide for no limitation to the maximum potential future payments under the guarantee. In certain agreements, if Sunrise is required to fund the guarantee, the amounts funded become loans to the venture and earn interest. Sunrise closely monitors these projects and does not expect to fund any amounts under these development completion guarantees during 2005. None were funded during 2004 and 2003.

On January 1, 2003, Sunrise adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in this Interpretation, which is different from the general practice of recording a liability only when a loss is probable and reasonably estimable, as defined by FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FIN 45 did not have a material impact on the consolidated financial position or results of operation.

Operating Deficit Credit Facilities

As a part of certain management contracts, Sunrise may provide an operating deficit credit facility. This means that if a property has depleted all of its operating reserves and does not generate enough cash flow during a month to cover its expenses, Sunrise would provide a loan to the community to cover the cash shortfall. These loans are generally included with Sunrise’s development joint ventures and usually are provided for a limited period of time. At December 31, 2004, 16 operating communities were subject to an operating deficit credit facility and 25 additional properties will be subject to a credit facility upon opening. Sunrise funded $0.6 million under these credit facilities through 2003 related to six communities and $1.8 million in 2004 related to three communities. At December 31, 2004, $0.7 million has been repaid. Sunrise expects to fund an additional $0.8 million during 2005 related to two Canadian communities.

Credit Support Arrangements

In certain transactions, Sunrise has provided credit support arrangements and commitments to advance funds to portfolios of properties that Sunrise has developed or for which we acquired management contracts with an opportunity for significant occupancy increases. Generally, credit support arrangements are for limited periods of time and require payments if cash flow is below stated targets. For portfolios that we sell, we establish reserves from property sale transaction proceeds to fund these potential payments. Payments in excess of reserve amounts are expensed unless they are in the form of contractual advances. At December 31, 2004, Sunrise had three joint venture agreements comprising 25 properties that were subject to credit support arrangements. Generally, these arrangements terminate within two and 22 months. Sunrise expects to fund $2 million in 2005 under these arrangements.

At December 31, 2004, Sunrise has commitments to advance funds on 46 communities, the longest of which is for less than two years. Advances under these commitments are recoverable as loans and are generally repayable to Sunrise from property operating cash flows and/or proceeds from the sale of the property. Sunrise expects to fund $13 million in 2005 under these arrangements.

Legal Proceedings

Sunrise is a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”). CGB provided therapy services to two nursing home facilities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of Sunrise’s subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged (among other things) that in connection with that termination, Sunrise interfered with their contractual relationships with (i) RHA and (ii) several of the therapists that CGB employed on an at-will basis. In June 2002, a jury awarded CGB $685,000 in compensatory damages and $1.3 million in punitive damages. Sunrise appealed this verdict.

In January 2004, CGB was awarded $109,000 in compensatory damages for interference with the relationship between CGB and its therapists (which Sunrise subsequently paid). Because it was impossible to tell what portion of the $1.3 million punitive damages award was attributable to the invalid claim, the court of appeals remanded a new trial limited to the issues of liability for and amount of punitive damages. On January 19, 2005, following the retrial concerning punitive damages, a new jury awarded CGB $30 million in punitive damages.

On January 28, 2005, Sunrise filed a motion seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted is against the weight of the evidence, and that the verdict is the product of the jury’s passion and prejudice. In the alternative, Sunrise is seeking to have the court reduce the jury’s award to a constitutionally permissible amount. Sunrise believes that the courts should vacate the judgment or reduce the judgment to a constitutionally permissible range. However, Sunrise cannot provide any assurance as to the outcome of this matter. Sunrise does not believe that a material reserve is required at December 31, 2004.

Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on its business, financial condition, and results of operations.

15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The primary components of Sunrise’s net deferred tax asset are as follows (in thousands):

	December 31,
	2004	2003

Deferred tax assets:
Operating loss carryforward and credits	$18,325	$21,352
Accrued expenses	5,309	(35)
Other	1,778	2,253

Total deferred tax assets	25,412	23,570

Deferred tax liabilities:
Investments in joint ventures	(93,714)	(89,938)
Property and equipment	(55,076)	(39,723)

Total deferred tax liabilities	(148,790)	(129,661)

Net deferred tax liability	$(123,378)	$(106,091)

At December 31, 2004, Sunrise had regular U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $31 million and state net operating loss carryforwards of $52 million, which expire from 2010 through 2022. Additionally, Sunrise had $3.8 million of foreign net operating loss carryforwards that have an unlimited carryforward period to offset future foreign taxable income.

At December 31, 2004, Sunrise had alternative minimum tax credits of approximately $.8 million and Work-Opportunity tax credits of approximately $3 million available to offset future federal tax liabilities. The alternative minimum tax credits have no expiration period and the work opportunity tax credits will expire from 2019 through 2024.

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. Sunrise expects to fully utilize the loss and credit carryforwards prior to expiration.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Current:
Federal	$7,728	$7,447	$2,495
State	2,198	2,564	2,448
Foreign	2,000	—	—

Total current	11,926	10,011	4,943
Deferred:
Federal	16,187	23,018	25,727
State	1,921	3,182	2,832
Foreign	(265)	(1,236)	—

Total deferred	17,843	24,964	28,559

	$29,769	$34,975	$33,502

In 2004, 2003 and 2002, Sunrise paid federal, state and international income taxes, net of refunds of $6.3 million, $1 million and $2 million, respectively. Current taxes payable for 2004, 2003 and 2002 have been reduced by approximately $8 million, $9 million, and $3 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

	Year Ended December 31,
	2004	2003	2002

Statutory rate	35%	35%	35%
State taxes, net	4	4	5
Other	(2)	(3)	(2)

	37%	36%	38%

16. Related-Party Transactions

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation, Inc. (“SSLF”), a not-for-profit organization, operates two schools with day care centers, a leadership center, and a stand-alone day care center (opened April 2004). Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors and serve as officers of SSLF. SSLF paid Sunrise a management fee of $84,000 in 2004, 2003 and 2002 for the provision of office facilities and support services in those years. Such amounts are included in operating revenue. Sunrise also accepted a promissory note from SSLF during 2001 (see Note 5). The principal amount of the promissory note and accrued interest were repaid during 2003. Prior to August 2003, Sunrise also subleased a portion of a ground lease to SSLF. See “Ground Lease” below.

As mentioned above, SSLF operates a leadership center. At various times since 2002, Sunrise has rented the leadership center for management and staff retreats or other corporate events. During 2004, 2003 and 2002, respectively, rents paid to SSLF for use of the leadership center totaled approximately $259,000, $106,000 and $41,000. In April 2003, Sunrise also began to manage the center for SSLF and to lease employees to SSLF who work at the leadership center. Salary and benefits for these individuals totaled approximately $232,000 for 2004 and $193,000 for 2003.

In addition, a subsidiary of SSLF formed a limited liability company (LLC) in 2001 to develop and construct an assisted living facility and an adult day care center for low to moderate-income seniors in Virginia. In 2004, the LLC agreed to construct the project for a fixed fee of $11.2 million to be paid by Fairfax County, Virginia upon completion of the project. In the fourth quarter of 2004, the LLC, Sunrise and Fairfax County entered into an agreement pursuant to which Sunrise will develop and manage the project for a fee of $180,000. During 2004, Sunrise funded development costs of approximately $870,000. Subsequent to year-end, SSLF transferred and assigned its membership interest in the LLC to Sunrise, with Sunrise assuming development and construction of this project.

In April 2004, Sunrise began subleasing space to a subsidiary of SSLF to use as a day care center. The sublease runs though September 30, 2013. The sublease payments are approximately $7,000 per month currently, which equal payments made by Sunrise to the landlord for this space. These payments totaled $56,000 for 2004.

At December 31, 2004 and 2003, respectively, Sunrise has receivables from SSLF and its affiliates of $3.4 million and $2.6 million for operating and development expenses. This amount is included in Accounts Receivable in the consolidated balance sheets.

Ground Lease

Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986. This ground lease was amended in August 2003. Prior to August 2003, Sunrise subleased approximately 50% of the property subject to the ground lease to SSLF for the operation by SSLF of a school and day care center on the property, for monthly rent equal to 50% of all of the rent payable under the ground lease. In August 2003, the sublease was terminated and the ground lease was amended to provide for the lease by Sunrise of only the real property not previously subleased to SSLF and the Klaassens entered into a separate ground lease with SSLF with respect to such previously subleased property. Rent expense under this lease was $317,000, $299,000 and $296,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rental income was $158,700, $155,000 and $149,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

Joint Ventures

Sunrise entered into unconsolidated joint venture arrangements with a third party that is providing equity capital to develop up to 20 projects in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, is a former managing director of Credit Suisse First Boston (CSFB) LLC. The parent of CSFB LLC controls through funds sponsored by an affiliate or subsidiary investments, which from time to time have included investments in the joint ventures. Sunrise provided management and pre-opening services to the joint ventures on a contract-fee basis and has agreed to invest up to $7 million of equity capital in the joint ventures. Sunrise recognized management and contract services fees from these joint ventures of $5 million, $6 million and $8 million, respectively, in 2004, 2003 and 2002. At December 31, 2004, 2003 and 2002, the third party has provided approximately $52 million, $51 million and $52 million, respectively, and Sunrise has provided $7 million, $7 million, and $6 million, respectively, of equity capital to the joint ventures.

Sunrise and the third party have sold their interests in certain of the joint ventures over the past 3 years. At December 31, 2004, the third party’s remaining interest in the joint ventures was approximately $9 million and Sunrise’s remaining interest was approximately $4 million.

17. Profit-Sharing Plan

Sunrise has a profit-sharing plan (the “Plan”) under Internal Revenue Code Section 401(k). All employees of Sunrise are covered by the Plan and are eligible to participate in the Plan after meeting certain eligibility requirements. Deferred salary contributions are made through pre-tax salary deferrals of between 1% and 100%.

Employees with less than 5 years of service will receive an employer contribution of $0.25 for every dollar that the employee contributes, up to 7% of the employee’s annual compensation. When an employee reaches 5 years of service, Sunrise will contribute $0.50 for every dollar that the employee contributes, up to 7% of the employee’s annual compensation. Employees vest in their matching employer contributions 100% over four years at 25% each year. The Plan has no discretionary matching contributions and all employees who earn $90,000 or less annually are eligible to receive regular matching contributions provided the employee meets certain eligibility requirements. Matching contributions expensed were $0.8 million, $0.8 million, and $0.2 million during 2004, 2003 and 2002, respectively.

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

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, marketable securities, investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate debt with an aggregate carrying value of $148.4 million has an estimated aggregate fair value of $191.2 million at December 31, 2004. Estimated fair value of fixed rate debt is based on interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities. The estimated fair value of variable rate debt is estimated to be approximately equal to its carrying value of $43.3 million at December 31, 2004.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ from the amounts presented herein.

19. Information about Sunrise’s Segments

Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations were $17 million and $5 million for 2004 and 2003, respectively. International expenses from operations were $11 million and $7 million in 2004 and 2003, respectively.

20. Subsequent Events

In January 2005, Sunrise announced that it had entered into asset purchase agreements with The Fountains, a Tucson, Arizona based owner and operator of senior living communities to acquire management of 19 senior living communities, ownership of 18 of the communities, several undeveloped land parcels and certain other assets. Sunrise’s prospective capital partner for this transaction is an affiliate of Arcapita Inc. (formerly, Crescent Capital Investments, Inc.). The Arcapita affiliate is expected to acquire an 80 percent interest in the real estate associated with 17 senior living communities, to be held in a joint venture to be formed by Sunrise and the Arcapita affiliate. Sunrise will acquire the 18th community and assume management of The Fountains’ 19 senior living communities (which have capacity for approximately 5,000 residents) under long-term management contracts. This transaction is expected to close in mid-2005. Sunrise’s portion of the asset purchase is estimated to be $63 million.

In January 2005, Sunrise secured an increase of its equity development funding for a United Kingdom (UK) joint venture with an affiliate of Prudential Real Estate Investors that will provide for, in conjunction with loans provided by third-party lenders, total development funding for this venture of approximately $864.2 million (462.5 million pounds Sterling), or 118 percent increase over the venture’s initial capital structure which was announced in May 2002. Additionally, Sunrise has agreed to increase its funding commitment for this UK venture by $18.7 million to approximately $34.6 million and maintain its 20% equity interest in this venture. Under this joint venture, Sunrise currently has 14 sites under development in the UK, six of which are under construction with final planning approval received on an additional two. Sunrise will manage all of these properties under long-term management contracts.

21. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004

Operating revenue (1)	$354,453	$355,252	$368,968	$383,251
Net income	13,931	15,132	8,912	12,713
Basic net income per common share	$0.67	$0.75	$0.44	$0.63
Diluted net income per common share	$0.60	$0.66	$0.41	$0.57

2003
Operating revenue (1)	$116,163	$310,428	$331,693	$350,257
Net income	13,416	16,205	17,133	15,424
Basic net income per common share	$0.60	$0.74	$0.82	$0.76
Diluted net income per common share	$0.56	$0.67	$0.74	$0.67

The sum of diluted net income per common share for the four quarters in 2004 and 2003 may not equal diluted net income per common share for the year due to the changes in the number of weighted average shares outstanding and fluctuations in the market price of Sunrise’s common stock during the year.

(1) Amounts reflect reclassifications of priority return income and income from property sales as discussed in Footnote 2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. At December 31, 2004, an evaluation was performed by the Company’s management, under the supervision and with the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting. Management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at: http://www.sunriseseniorliving.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our Internet website.

     The information contained in the sections “Election of Directors – Information as to Nominees and Other Directors,” “—Other Executive Officers,” “Corporate Governance and Related Matters – Meeting and Committees of the Board of Directors and Nominations by Stockholders,”and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.

Item 11. Executive Compensation

     The information contained in the sections “Corporate Governance and Related Matters - Compensation of Directors” and “Executive Compensation and Other Information” in our 2005 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information contained in the sections “Stock Owned by Management”, “Principal Holders of Voting Securities” and “Executive Compensation and Other Information – Equity Compensation Plan Information” in our 2005 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The information contained in the sections “Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our 2005 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The information contained in the section “Independent Public Accountants” in our 2005 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end is incorporated by reference herein.

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Annual Report on Form 10-K:

     (1) Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

     (3) Exhibits:

     Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed on the Exhibit Index.

(b)  Exhibits.

     Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed on the Exhibit Index.

(c)  Financial Statement Schedules.

     Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2005.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Paul J. Klaassen
Paul J. Klaassen
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Paul J. Klaassen	By:	/s/ Larry E. Hulse

	Paul J. Klaassen		Larry E. Hulse
	Chairman of the Board and Chief Executive Officer		Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ J. Barron Anschutz
J. Barron Anschutz
Chief Accounting Officer

DIRECTORS

By:	/s/ Ronald V. Aprahamian	By:	/s/ Teresa M. Klaassen

	Ronald V. Aprahamian, Director		Teresa M. Klaassen, Secretary and Director

By:	/s/ Craig R. Callen	By:	/s/ J. Douglas Holladay

	Craig R. Callen, Director		J. Douglas Holladay, Director

By:	/s/ David G. Bradley	By:	/s/ William G. Little

	David G. Bradley, Director		William G. Little, Director

By:	/s/ Thomas J. Donohue	By:	/s/ Paul J. Klaassen

	Thomas J. Donohue, Director		Paul J. Klaassen, Chairman of the
Board and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description
2.1	Amended and Restated Operating Agreement of Sunrise First Assisted Living Holdings, LLC by and between Sunrise Assisted Living Investments, Inc., as the Managing Member and US Assisted Living Facilities, Inc., as the Investor Member dated as of March 22, 2002 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s 2001 Form 10-K).

2.2	Amended and Restated Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Development, Inc., Sunrise Assisted Living, Inc. and certain Sunrise property owning entities and US Assisted Living Facilities, Inc. dated as of January 30, 2002 (incorporated herein by reference to Exhibit 2.2 to Sunrise’s 2001 Form 10-K).

2.3	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc. (incorporated by referenced to Exhibit 2.3 to Sunrise’s 2002 Form 10-K).

2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc. (incorporated by reference to Exhibit 2.2 to Sunrise’s Form 8-K filed on April 9, 2003).

2.5	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Third Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.1 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.6	Transaction Agreement by and among Senior Living Investments, Inc., Sunrise Fourth Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.2 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.7	Form of Loan Agreement by and between certain Limited Liability Companies (each as a “Borrower”) and Sunrise Senior Living Investments, Inc. (as “Lender”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.3 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.8	Form of Note by and between certain Limited Liability Companies (each a Borrower”) and Sunrise Senior Living Investments, Inc. (as “Holder”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.4 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.9	Promissory Note dated June 30, 2003 by and between Sunrise North Naperville Assisted Living, L.L.C., the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $1,299,686 (incorporated by reference to Exhibit 2.5 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.10	Promissory Note dated June 30, 2003 by and between Sunrise Third Plainview SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $296,588 (incorporated by reference to Exhibit 2.6 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.11	Promissory Note dated June 30, 2003 by and between Sunrise Third Schaumburg SL, LLC, the Borrower and Sunrise Senior Living Investments, Inc., the Lender in the principal amount of $2,125,326 (incorporated by reference to Exhibit 2.7 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

Exhibit
Number	Description
2.12	Purchase and Sale Agreement By and Among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.13	Form of Purchase and Sale Agreement, dated September 30, 2003, by and among Sunrise Madison Senior Living, L.L.C., Sunrise Edmonds Assisted Living, Inc., Sunrise Cresskill Assisted Living, L.L.C. and Sunrise Beverly Hills Assisted Living, L.L.C., as Sellers, CNL Retirement Corp., as Purchaser, and other named parties therein as Tenant (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.14	Purchase and Sale Agreement by and among Sunrise Five Forks Assisted Living, L.L.C., as Seller and CNL Retirement Corp., as Purchaser and Sunrise Five Forks Assisted Living, L.L.C. as Tenant dated September 30, 2003 (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.15	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Form 8-K filed with the S.E.C. on October 15, 2003).

3.1	Restated Certificate of Incorporation of Sunrise (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form S-1 Registration Statement No. 333- 13731).

3.2	Certificate of Amendment to Restated Certificate of Incorporation regarding name change (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

3.3	Amended and Restated Bylaws of Sunrise, as amended (incorporated herein by reference to Exhibit 3 to Sunrise’s Form 10-Q for the quarter ended September 30, 1997).

4.1	Form of common stock certificate (incorporated herein by reference to Exhibit 4.1 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

4.2	Stockholder Rights Agreement (incorporated herein by reference to Exhibit 4.2 to Sunrise’s Form S-1 Registration Statement No. 333-13731).

Exhibit
Number	Description
4.3	Amendment No. 1 to Rights Agreement, dated as of December 17, 1998, between Sunrise and First Union National Bank of North Carolina (incorporated herein by reference to Exhibit 99(a) to Sunrise’s Form 8-K dated December 18, 1998).

4.4	Indenture, dated as of January 30, 2002, between Sunrise and First Union National Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement (No. 333-85622)).

10.1	+Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen (incorporated herein by reference to Exhibit 10.1 to the Company’s 2003 Form 10-K).

10.2	+Indemnification Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen (incorporated herein by reference to Exhibit 10.2 to the Company’s 2003 Form 10-K).

10.3	+Summary of Material Terms of Consulting Agreement with David W. Faeder (incorporated herein by reference to Exhibit 10.3 to the Company’s 2003 Form 10-K).

10.4	+2000 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s 2003 Form 10-K).

10.5	Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa Klaassen and Sunrise (incorporated herein by reference to Exhibit 10.1.1 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.6	Letter Agreement, dated January 4, 1995, from Paul J. Klaassen and Teresa M. Klaassen to the Series A Preferred Stockholders regarding cash distributions from Sunrise Retirement Investments, Inc., Sunrise Terrace of Gunston, Inc., Sunrise Terrace of Countryside, Inc. and Sunrise Atrium, Inc. (incorporated herein by reference to Exhibit 10.19 to Sunrise’s Form S-1 Registration Statement No. 33-2852).

10.7	Amended and Restated Lease Agreement and Assignment of Leasehold Right, dated June 6, 1994, by and among Barbara M. Volentine and Teresa M. Klaassen, the Executor of the Estate of Eldon J. Merritt, Sunrise Assisted Living Limited Partnership Assisted Living Group — Fairfax Associates, and Sunrise Foundation, Inc., as amended (incorporated herein by reference to Exhibit 10.15 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.8	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen (incorporated herein by reference to Exhibit 10.16 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

Exhibit
Number	Description
10.9	Amended and Restated Agreement of Sublease, Indemnification and Easements dated February 5, 1995 by and between Assisted Living Group — Fairfax Associates and Sunrise Foundation, as amended (incorporated herein by reference to Exhibit 10.17 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.10	+Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.24 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.11	+1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.20 to Sunrise’s 1997 Form 10-K).

10.12	+1996 Directors’ Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.21 to Sunrise’s 1997 Form 10-K)

10.13	+1996 Non-Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.14	+1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.25 to Sunrise’s 1997 Form 10-K).

10.15	+1998 Stock Option Plan, as amended. (incorporated herein by reference to Exhibit 10.41 to Sunrise’s 1998 Form 10-K)

10.16	+1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 1999).

10.17	+Executive Deferred Compensation Plan, effective June 1, 2001 (incorporated herein by reference to Exhibit 10.14 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.18	+Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

10.19	+2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.20	+Sunrise employee stock purchase plan (incorporated herein by reference to Exhibit 10.16 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001)

10.21	+2002 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2002).

10.22	+2003 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

10.23	+Chief Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

Exhibit
Number	Description
10.24	+Senior Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000)

10.25	Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B. (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.26	Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.27	+Form of Sunrise At-Home Senior Living, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.88 to Sunrise’s 2001 Form 10-K).

10.28	+Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement (incorporated herein by reference to Exhibit 10.89 to Sunrise’s 2001 Form 10-K).

10.29	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2002).

10.30	Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Second Assisted Living Holdings, LLC and the Other Parties Named Therein dated as of September 30, 2002 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description
10.31	+Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

10.32	+Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.

10.33	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC. (incorporated herein by reference to Exhibit 10.98 to Sunrise’s 2002 Form 10-K).

10.34	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc. (incorporated herein by reference to Exhibit 10.99 to Sunrise’s 2002 Form 10-K).

10.35	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc. (incorporated herein by reference to Exhibit 10.100 to Sunrise’s 2002 Form 10-K).

10.36	Revolving Credit Agreement dated as of December 23, 2002 by and between AL U.S. Development Venture, LLC, as Borrower and Sunrise Assisted Living, Inc. as Lender (incorporated herein by reference to Exhibit 10.101 to Sunrise’s 2002 Form 10-K).

10.37	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.102 to Sunrise’s 2002 Form 10-K).

10.38	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc. (incorporated herein by reference to Exhibit 10.103 to Sunrise’s 2002 Form 10-K).

10.39	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.104 to Sunrise’s 2002 Form 10-K).

10.40	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.105 to Sunrise’s 2002 Form 10-K).

10.41	Financing Agreement dated as of March 24, 2003 by and between Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.42	Guaranty of Payment dated as of March 24, 2003 by Sunrise Development, Inc., Sunrise Assisted Living Investments, Inc. and Sunrise Assisted Living Management, Inc. in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

Exhibit
Number	Description
10.43	Revolving Credit Note dated as of March 24, 2003 by Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender in the principal amount of $50 million. (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.44	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC (incorporated herein by reference to Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.45	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.46	Credit Agreement, dated as of September 23, 2003, by and among Sunrise Senior Living, Inc. as the Borrower, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Fleet National Bank, as Syndication Agent and other lender parties thereto (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2003).

10.47	Separation Agreement and Release dated July 22, 2004 with Christian B.A. Slavin (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004).

10.48	Purchase and Sale Agreement dated as of December 10, 2004, by and among Sunrise of Lynn Valley Limited, Sunrise of Beacon Hill Limited, Sunrise of Mississauga Limited, Sunrise of Markham Limited, Sunrise of Windsor Limited, Sunrise of Richmond Hill Limited, Sunrise of Oakville Limited, S.A.L. Operations B.H. Inc., S.A.L. Operations (Canada) Inc. and S.A.L. Operations B.N.S. Inc., as Sellers, and Sunrise Senior Living, Inc., as Purchaser.

12	Statements Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Represents management contract or compensatory plan or arrangement.