Form 10-Q
period 2005-03-31
SUNRISE SENIOR LIVING INC
filed 2005-05-10
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number: 1-16499

SUNRISE SENIOR LIVING, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1746596
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

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

Yes ☑       No ☐

There were 20,794,289 shares of common stock outstanding at May 6, 2005.

SUNRISE SENIOR LIVING, INC.
Form 10-Q
March 31, 2005
INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,715	$141,883
Short-term investments	12,500	14,900
Accounts receivable, net	49,808	59,806
Notes receivable — affiliates	2,862	2,875
Deferred income taxes	25,239	25,412
Due from affiliates	56,768	55,823
Prepaid expenses and other current assets	25,705	29,996

Total current assets	331,597	330,695
Property and equipment, net	384,241	369,632
Notes receivable — affiliates	40,420	40,700
Management contracts and leaseholds, net	85,166	83,336
Costs in excess of assets acquired, net	123,713	123,713
Investments in unconsolidated senior living properties	96,689	93,016
Investments	7,882	7,416
Investments in affiliates	20,549	20,757
Other assets	44,632	36,491

Total assets	$1,134,889	$1,105,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,600	$187,133
Deferred revenue	9,291	6,202
Current maturities of long-term debt	16,498	35,264

Total current liabilities	228,389	228,599
Long-term debt, less current maturities	171,873	156,402
Deferred income taxes	151,139	148,790
Other long-term liabilities	46,520	46,867

Total liabilities	597,921	580,658
Minority interests	1,516	1,580
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,833,271 and 20,576,275 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	208	206
Additional paid-in capital	258,209	248,205
Retained earnings	279,809	271,796
Deferred compensation — restricted stock	(8,387)	(4,535)
Accumulated other comprehensive income	5,613	7,846

Total stockholders’ equity	535,452	523,518

Total liabilities and stockholders’ equity	$1,134,889	$1,105,756

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating revenues:
Management services	$304,847	$265,933
Resident fees	84,951	85,056

Total operating revenues	389,798	350,989

Operating expenses:
Management services	279,057	245,470
Facility operating	65,283	64,534
General and administrative	17,971	18,026
Depreciation and amortization	5,157	4,940
Facility lease	12,361	11,830

Total operating expenses	379,829	344,800

Other income:
Operating properties	—	11,470
Pre-opened properties	640	3,464

Income from operations	10,609	21,123

Interest income (expense):
Interest income	1,710	1,373
Interest expense	(907)	(1,868)

Net interest income (expense)	803	(495)

Equity in earnings of unconsolidated senior living properties	1,524	1,668
Minority interests	(217)	(183)

Income before provision for income taxes	12,719	22,113
Provision for income taxes	(4,706)	(8,182)

Net income	$8,013	$13,931

Earnings per share data:

Basic net income per common share	$0.39	$0.67

Diluted net income per common share	$0.37	$0.60

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating activities
Net income	$8,013	$13,931
Adjustments to reconcile net income to net cash provided by operating activities:
Other income from operating properties	—	(11,470)
Other income from pre-opened properties	(640)	(3,464)
Equity in earnings of unconsolidated senior living properties	(1,524)	(1,668)
Minority interests	217	183
Provision for bad debts	995	554
Provision for deferred income taxes	2,522	5,054
Depreciation and amortization	5,157	4,940
Amortization of financing costs and discount on long-term debt	375	599
Amortization of deferred compensation	442	400
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	9,003	10,197
Prepaid expenses and other current assets	5,368	9,926
Other assets	(8,782)	352
Increase (decrease):
Accounts payable, accrued expenses, and other liabilities	14,537	13,795
Deferred revenue	3,089	(815)

Net cash provided by operating activities	38,772	42,514
Investing activities
Acquisition of property	(21,082)	(21,577)
Disposition of property	2,651	28,404
Net proceeds from short-term investments	2,400	—
Increase in investments and notes receivable	(31,382)	(22,143)
Proceeds from investments and notes receivable	29,395	19,901
Increase in restricted cash and cash equivalents	(1,891)	(518)
Contributions to investments in unconsolidated senior living properties	(5,245)	(687)
Distributions from investments	2,441	1,293

Net cash (used in) provided by investing activities	(22,713)	4,673
Financing activities
Net proceeds from exercised options	4,381	10,529
Additional borrowings under long-term debt	14,895	488
Repayment of long-term debt	(18,190)	(385)
Net investment in minority interest	(281)	(181)
Financing costs paid	(32)	(43)
Repurchase of stock	—	(36,668)

Net cash provided by (used in) financing activities	773	(26,260)

Net increase in cash and cash equivalents	16,832	20,927
Cash and cash equivalents at beginning of period	141,883	102,548

Cash and cash equivalents at end of period	$158,715	$123,475

See accompanying notes (unaudited).

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2005 and 2004 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in Sunrise’s 2004 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

2. Significant Accounting Policies

Investments

      Sunrise’s short-term investments and its investment in the Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) convertible debentures are classified as available-for-sale securities. As such, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Reimbursable Expenses

       Revenue from facility contract services is comprised of reimbursable expenses of properties operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. The related expenses are included in facility operating expenses. Consistent with this presentation, Sunrise has recorded accrued salaries payable to its employees at the gross amounts and recognized a receivable from the properties for the reimbursable portion.

Reclassifications

      Certain 2004 balances have been reclassified to conform to the 2005 presentation.

Short-Term Investments

      Sunrise reclassified investments in auction market securities in the March 31, 2005 and December 31, 2004 consolidated balance sheets from “cash and cash equivalents” to “short-term investments.”

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Other Income — Operating Properties

      The line item entitled “Other income — Operating properties,” which was previously referred to as “Income from Property Sales” on Sunrise’s consolidated statement of income, represents income from sales of properties owned and operated by Sunrise. Sunrise reclassified $11.5 million of income from the sales of operating properties in the 2004 consolidated statement of income from operating revenues to “Other income — Operating properties.” This amount remains a component of income from operations.

Other Income — Pre-Opened Properties

      Sunrise customarily provides pre-opening services on development land held by Sunrise prior to transferring the land to a third party or joint venture for further development. Sunrise generally receives consideration for these pre-opening services and reimbursement for land and improvements at date of transfer. Sunrise reclassified $3.5 million of income related to these properties from management services revenue to “Other income — Pre-opened properties” in the 2004 consolidated statement of income. This amount remains a component of income from operations.

Priority Return Income

      Sunrise reclassified income received from four joint ventures for priority returns in the 2004 consolidated statement of income from “management services” revenue to “equity in earnings of unconsolidated senior living properties.” This amount totaled $1 million during the three months ended March 31, 2004.

      Sunrise also reclassified priority returns and distributions in the 2004 consolidated statement of cash flows from changes in “other assets” and “other liabilities” in the operating activities section to “distributions from investments” in the investing activities section. Total distributions and priority returns were $1.3 million during the three months ended March 31, 2004.

Stock-Based Compensation

      Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, does not recognize compensation expense for stock option grants. In addition, Sunrise grants restricted stock to officers and other key executives. These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheets and represent the fair value of shares at the date of grant, which is amortized as compensation expense over the vesting period.

      Had compensation cost for stock-based compensation been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Sunrise’s net income and earnings per share would have been impacted as follows:

	Three Months Ended
	March 31,
	2005	2004

Net income:
As reported	$8,013	$13,931
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(1,057)	(2,041)

Pro forma	$6,956	$11,890

Basic net income per share:

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As reported	$0.39	$0.67
Pro forma	0.34	0.58
Diluted net income per share:
As reported	0.37	0.60
Pro forma	$0.32	$0.52

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk free interest rate	4.5%	3.5%
Dividend yield	0%	0%
Expected life (years)	3.9	3.9
Volatility	48.1%	48.7%

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

      In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise will adopt SFAS 123(R) on January 1, 2006. Sunrise believes the 2006 impact of adopting the new standard will be approximately $3.5 million of compensation expense.

Variable Interest Entities

      Sunrise’s joint ventures fall into one of three categories. First, Sunrise enters into development joint ventures whereby a third-party investor and Sunrise capitalize a joint venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a joint venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale long-term manage back program, Sunrise sells owned properties into a joint venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise generally does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of joint ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the property on behalf of the joint venture. Sunrise’s total investment in these joint ventures is comprised of

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Sunrise’s direct capital investment in these joint ventures and, when agreed to, subordinated debt provided and other short-term advances. At March 31, 2005, this total investment was $181 million not including any guarantees provided to these joint ventures as described in Note 3. The realization of these investments is dependent upon the ongoing operations of the joint ventures.

      At March 31, 2005, there are twelve joint ventures, in which Sunrise has an interest, that are variable interest entities (“VIEs”) under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Sunrise is the primary beneficiary of four of the twelve VIEs and, therefore, consolidates these four VIEs. These four VIEs contain four development properties that Sunrise is developing with an agreement to sell the properties to Sunrise Senior Living Real Estate Investment Trust upon completion of development. Sunrise is not considered the primary beneficiary of the remaining eight VIEs and, therefore, continues to account for these investments under the equity method of accounting. Five of these VIEs are development joint ventures, which were established between 1999 and 2004 and contain a total of four operating properties and 15 properties under development. One of the VIEs is an operating joint venture formed in 2000. Another VIE is a sale/manage back joint venture that contains a total of 28 operating properties. The final VIE is a joint venture that contains five operating properties recapitalized from a development venture, nine operating properties recapitalized from a sale/manage back venture and two operating properties previously wholly owned by Sunrise. Sunrise’s maximum exposure from these eight VIEs was $85 million at March 31, 2005.

3. Commitments and Contingencies

      As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a joint venture, provide an operating deficit credit facility as a part of certain management contracts, or provide credit support arrangements and commitments to advance funds to portfolios of properties that Sunrise has developed or for which it acquired management contracts with an opportunity for significant occupancy increases. In addition to the guarantees disclosed in Sunrise’s 2004 Annual Report on Form 10-K, Sunrise provided a $2 million last dollar debt guarantee on international development during the three months ended March 31, 2005. Last dollar debt guarantee means the third-party debt would have to be in default, and the bank would have to enforce any remedies against the venture, including foreclosure, after which Sunrise would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. To date, Sunrise has not been required to fund any debt guarantees. At March 31, 2005, Sunrise does not believe that it will be required to fund any guarantees under its current outstanding debt guarantees and financing obligations.

Legal Proceedings

      Sunrise is a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”). CGB provided therapy services to two nursing home facilities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of Sunrise’s subsidiaries. In 1998,

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

      In January 2004, the appellate court reversed the verdict with respect to $576,000 of compensatory damages but affirmed $109,000 in compensatory damages for interference with the relationship between CGB and its therapists (which Sunrise subsequently paid). Because it was impossible to tell what portion of the $1.3 million punitive damages award was attributable to the invalid claim, the court of appeals remanded for a new trial limited to the issues of liability for and amount of punitive damages. On January 19, 2005, following the retrial concerning punitive damages, a new jury awarded CGB $30 million in punitive damages.

      On January 28, 2005, Sunrise filed a motion seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted is against the weight of the evidence, and that the verdict is the product of the jury’s passion and prejudice. In the alternative, Sunrise is seeking to have the court reduce the jury’s award to a constitutionally permissible amount. Sunrise believes that the courts should vacate the judgment or reduce the judgment to a constitutionally permissible range. However, Sunrise cannot provide any assurance as to the outcome of this matter. Sunrise does not believe that a material reserve is required at March 31, 2005.

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

4. Net Income Per Common Share

      The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004

Numerator for basic net income per share:
Net income	$8,013	$13,931

Numerator for diluted net income per share:
Net income	$8,013	$13,931
Assumed conversion of convertible notes, net of tax	1,079	1,091

Diluted net income	$9,092	$15,022

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Denominator:
Denominator for basic net income per common share-weighted average shares	20,397	20,670
Effect of dilutive securities:
Employee stock options and restricted stock	1,044	1,159
Convertible notes	3,348	3,348

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,789	25,177

Basic net income per common share:	$0.39	$0.67

Diluted net income per common share:	$0.37	$0.60

      Certain shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

5. Information about Sunrise’s Segments

      Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations were $12 million for the three months ended March 31, 2005 and $2 million for the three months ended March 31, 2004. International expenses from operations were $3 million and $2 million for the three months ended March 31, 2005 and 2004, respectively.

6. Comprehensive Income

      Comprehensive income was $6 million and $15 million during the three months ended March 31, 2005 and 2004, respectively. The difference between net income and comprehensive income is primarily due to foreign currency translation adjustments for the three months ended March 31, 2005 and 2004.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7. Related Party Transactions

Sunrise Senior Living Foundation

      Sunrise Senior Living Foundation, Inc. (“SSLF”), a not-for-profit organization, operates two schools with day care centers, a corporate conference center, and a stand-alone day care center (opened April 2004). Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors and serve as officers of SSLF. SSLF paid Sunrise a management fee of $21,000 during the three months ended March 31, 2005 and 2004 for the provision of office facilities and administrative support services. Such amounts are included in operating revenue.

      As mentioned above, SSLF operates a corporate conference center. At various times, Sunrise rents the conference center for management, staff and corporate events. Rents paid to SSLF for use of the conference center totaled approximately $29,500 and $99,000 during the three months ended March 31, 2005 and 2004, respectively. In April 2003, Sunrise also began to manage the center for SSLF and to lease employees to SSLF who work at the conference center. Salary and benefits for these individuals, which were reimbursed by SSLF, totaled approximately $60,000 and $34,000 during the three months ended March 31, 2005 and 2004, respectively.

      In addition, a subsidiary of SSLF formed a limited liability company (LLC) in 2001 to develop and construct an assisted living facility and an adult day care center for low to moderate-income seniors in Virginia. In 2004, the LLC agreed to construct the project for a fixed fee of $11.2 million to be paid by Fairfax County, Virginia upon completion of the project. In 2004, the LLC, Sunrise and Fairfax County entered into an agreement pursuant to which Sunrise will develop and manage the project for a fee of up to $180,000. During 2004, Sunrise funded development costs of approximately $870,000. In February 2005, the SSLF subsidiary assigned its membership interest in the LLC to Sunrise and transferred additional development costs of approximately $850,000 to Sunrise. These development costs will be repaid to Sunrise as part of the fixed fee to be received from Fairfax County upon completion of the facility.

      In April 2005, SSLF paid amounts outstanding to Sunrise of approximately $535,000.

      In April 2004, Sunrise began subleasing space to a subsidiary of SSLF to use as a day care center. The sublease runs though September 30, 2013. The sublease payments currently are approximately $7,000 per month, which equal payments made by Sunrise to the landlord for this space. These payments totaled $21,000 during the three months ended March 31, 2005.

Ground Lease

      Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986. This ground lease was amended in August 2003. Prior to August 2003, Sunrise subleased approximately 50% of the property subject to the ground lease to SSLF for the operation by SSLF of a school and day care center on the property, for monthly rent equal to 50% of all of the rent payable under the ground

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

lease. In August 2003, the sublease was terminated and the ground lease was amended to provide for the lease by Sunrise of only the real property not previously subleased to SSLF and the Klaassens entered into a separate ground lease with SSLF with respect to such previously subleased property. Rent expense under this lease was $79,000 during the three months ended March 31, 2005, and 2004, respectively. Sublease rental income was $39,500 during the three months ended March 31, 2005, and 2004, respectively.

Ground Lease to the Klaassens

      Paul and Teresa Klaassen lease real property located in Fairfax County, Virginia from Sunrise for use as a residence under a 99-year ground lease entered into in June 1994. The rent is $1.00 per month. This property is part of a parcel, which includes Sunrise’s Oakton community that was previously transferred by the Klaassens to Sunrise in connection with a financing transaction. As a condition to the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens. For approximately the past 10 years, the Klaassens have permitted the residence to be used primarily for Sunrise business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise paid expenses totaling approximately $9,000 during the three months ended March 31, 2005 and 2004.

8. Subsequent Events

      On May 2, 2005, Sunrise signed a definitive agreement to acquire Greystone Communities, Inc., a premier developer and manager of Continuing Care Retirement Communities, and certain of its subsidiaries and affiliated entities. On May 10, 2005, Sunrise completed the acquisition of Greystone. Under the terms of the agreement, Sunrise paid approximately $45 million in cash and incurred approximately $1 million in transaction costs. Sunrise also may pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $52.5 million, plus transaction costs, subject to various adjustments set forth in the acquisition agreement. Sunrise funded the acquisition through its existing cash balances and corporate credit facility.

      Through May 6, 2005, Sunrise repurchased an aggregate of 136,000 shares of its common stock for approximately $6.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully complete The Fountains and Greystone transactions and integrate them into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2004 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

      We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. At March 31, 2005, we operated 384 communities, of which 370 communities are in the United States, 10 communities are in Canada, three communities are in the United Kingdom and one community is in Germany, with a total resident capacity of approximately 43,600. We own or have an ownership interest in 190 of these communities and 194 are managed for third parties. In addition, we were providing pre-opening management services to 33 communities under construction at March 31, 2005, including four communities in Germany. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for joint ventures in which we retain an ownership interest, and for third parties.

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

      Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a joint venture, provide an operating deficit credit facility as a part of certain management contracts, or provide credit support arrangements and commitments to advance funds to portfolios of properties that we have developed or for which we acquired management contracts with an opportunity for significant occupancy increases. In addition to the guarantees disclosed in our 2004 Annual Report on Form 10-K, we provided a $2 million last dollar debt guarantee on international development during the three months ended March 31, 2005. Last dollar debt guarantee means the third-party debt would have to be in default, and the bank would have to enforce any remedies against the venture, including foreclosure, after which we would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. To date, we have not been required to fund any debt guarantees. At March 31, 2005, we do not believe that we will be required to fund any guarantees under our current outstanding debt guarantees and financing obligations.

Results of Operations

      We currently derive our consolidated operating revenues from two primary sources: (1) management services revenue for management services provided to communities owned by unconsolidated joint ventures and other third party owners, and (2) resident fees for the delivery of senior living services to our consolidated communities. As we have continued our long-term strategy of transforming ourselves into a senior management services company, management services revenue has become a larger part of our total operating revenues. Management services revenue comprised 78% and 76% of total operating revenues during the three months ended March 31, 2005 and 2004, respectively.

      Management services revenue represents fees from long-term contracts for communities owned by unconsolidated joint ventures and other third party owners and pre-opening service fees except for pre-opening service fees on development properties owned by Sunrise. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated joint ventures and other third party owners also are reflected as management services revenue in the statements of income, as required by contract accounting, and are offset by a corresponding amount reflected in the management services expense line item.

      Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. Approximately 91% and 94%, of our resident fee revenue was derived from private pay sources during the three months ended March 31, 2005 and 2004. Approximately nine and six percent of our resident fee revenue was derived from Medicare /Medicaid during the three months ended March 31, 2005 and 2004, respectively. Resident fees from residents in our senior living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident-related services. Residents who require personal care in excess of services provided under the basic care program pay additional fees.

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

      Other income–operating properties represents the gain recognized from the sale of operating senior living properties. Generally, upon sale of a property, we will enter into a long-term management agreement to manage the property. Operating properties are considered properties that have accepted residents. Other income–Pre-opened properties represents pre-opening services on development land held by Sunrise prior to transferring the land to a third party or joint venture for further development. Sunrise generally receives consideration for these pre-opening services and reimbursement for land and improvements at date of transfer.

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

      The following summarized table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Total operating revenues	$389,798	$350,989
Total operating expenses	(379,829)	(344,800)
Other income from operating properties	—	11,470
Other income from pre-opened properties	640	3,464

Income from operations	10,609	21,123

Interest income	1,710	1,373
Interest expense	(907)	(1,868)

Equity in earnings of unconsolidated senior living properties	1,524	1,668
Minority interests	(217)	(183)

Income before provision for income taxes	12,719	22,113
Provision for income taxes	(4,706)	(8,182)

Net income	$8,013	$13,931

      Operating Revenues

      Management services revenue increased by $39 million, or 15%, to $305 million for the three months ended March 31, 2005 from $266 million for the three months ended March 31, 2004. This increase was primarily due to the growth in the number of communities managed by Sunrise for unconsolidated joint ventures and other third party owners or in the pre-opening phase. The total number of communities managed for unconsolidated joint ventures and other third party owners increased by 16, or 5%, to 324 communities at March 31, 2005, up from 308 communities at March 31, 2004. This growth resulted primarily from the addition of 15 management contracts with third party owners since March 31, 2004 and the sale of four consolidated properties to the Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity we established in Canada. This was partially offset by the termination of two management contracts with third party owners and the transfer of one property from our managed to consolidated portfolio. Many of the communities managed for unconsolidated joint ventures and other third party owners are accounted for under contract accounting, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management services expense line item.

      Resident fees represent revenues earned from residents in our consolidated communities. Resident fees remained at $85 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We had a reduction in consolidated properties from 66 to 60 from March 31, 2004 to March 31, 2005, which reflects the closing of four properties, the sale of four consolidated properties to the Sunrise REIT, one of which opened during this period. Since the communities that were sold to the Sunrise REIT continue to be managed by Sunrise, management revenue from these communities is included in management services revenue in 2005. In addition, one property was transferred from managed to the consolidated portfolio. These changes resulted in a reduction of resident fees of approximately $4 million. This was offset by a $4 million increase in resident fees from currently operating communities.

      Average resident occupancy for the 143 same-store owned communities (consolidated and joint venture communities that were stabilized during both the three months ended March 31, 2005 and 2004) was 91.4% compared to 90.3%, respectively. We believe occupancy is an important indicator of revenue growth. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. We define stabilized communities as those we have operated for at least 12 months or those that have achieved occupancy percentages of 93% or above at the beginning of the measurement period.

      The average daily rate paid by residents for the 143 same-store owned communities that we operated during both the three months ended March 31, 2005 and 2004 was $139 compared to $134, respectively. The increase is primarily due to a general increase in the basic care rate.

      Operating Expenses

      Management services expense increased $34 million to $279 million for the three months ended March 31, 2005 from $245 million for the three months ended March 31, 2004. This increase is consistent with the increase in management services revenue and is dictated by the number of unconsolidated joint venture and other third party owned communities accounted for under contract accounting. Contract accounting requires us to reflect the operating expenses of those managed communities as expenses of Sunrise. An offsetting revenue reimbursement is reflected in the management services revenue line item.

      Facility operating expense remained at $65 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The facility operating expense changes are consistent with the changes noted in Resident Fees.

      General and administrative expense remained at $18 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as we continue to reduce our general and administrative costs as a percentage of operating revenue. General and administrative expenses as a percentage of operating revenue decreased from 5.1% during the three months ended March 31, 2004 to 4.6% during the three months ended March 31, 2005.

      Other Income

      Other income from operating properties and pre-opened properties fluctuates depending on the timing of the transactions and the satisfaction of certain required operating contingencies. During the first quarter of 2005, we recognized no income from operating property sales and $0.6 million of income from pre-opened properties. During the first quarter of 2004, we recognized $11 million from a sale/long-term manage back transaction completed during the third quarter of 2003 and $3 million in income from sales of pre-opened properties.

      Interest

      Interest expense for the three months ended March 31, 2005 decreased by $1 million from the three months ended March 31, 2004. The decrease in interest expense was due to a decline in our debt from $198 million at March 31, 2004 to $188 million at March 31, 2005.

      Provision for Income Taxes

      The provision for income taxes was $5 million for the three months ended March 31, 2005 and $8 million for the three months ended March 31, 2004. The effective tax rate remained constant at 37%.

Liquidity and Capital Resources

      We had $103 million in working capital at March 31, 2005, including $159 million of unrestricted cash and cash equivalents and $13 million in short-term investments. In addition, we had $169 million available under credit facilities.

      Working capital increased $1 million from $102 million at December 31, 2004 to $103 million at March 31, 2005. Changes in current assets and current liabilities primarily relate to the timing of collections of receivables from our property owners for operating expenses, including salaries, and insurance programs at communities that we manage.

      Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was approximately $39 million and $43 million, respectively. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of the payment to vendors for communities that we operate. The reimbursement for these costs will vary as some costs are pre-funded, such as payroll, while others are reimbursed after incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables from owners for our managed communities.

      Net cash used in investing activities was $23 million during the three months ended March 31, 2005. Net cash provided by investing activities was $5 million during the three months ended March 31, 2004. We received $3 million from property sales during the three months ended March 31, 2005 compared to $28 million during the three months ended March 31, 2004. Finally, we contributed $5 million to our investments in unconsolidated senior living properties during the three months ended March 31, 2005 and received net proceeds from the sale of short-term investments totaling $2 million.

      Net cash provided by financing activities was $1 million during the three months ended March 31, 2005. Net cash used in financing activities was $26 million during the three months ended March 31, 2004. We made payments on long-term debt totaling $18 million during the three months ended March 31, 2005. This was offset by $15 million of additional borrowings of long-term debt and $4 million of proceeds received from the exercise of options. We received $11 million of proceeds from the exercise of options, which was offset by the repurchase of stock for $37 million, during the three months ended March 31, 2004.

      To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. At March 31, 2005, we had $188 million of outstanding debt at a weighted average interest rate of 5.8%, including $120 million of convertible notes. Of the amount of outstanding debt, we had $157 million of fixed-rate debt at a weighted average interest rate of 6.0% and $31 million of variable rate debt at a weighted average interest rate of 4.7%.

      At March 31, 2005, we had $16 million of debt that is due within the next twelve months. This debt is mortgage or construction financing. Of this amount, $10 million is to finance a property that we intend to sell to the Sunrise REIT in 2005, at which time $4 million of the debt will be paid off and $6 million of the debt will be transferred to Sunrise REIT. In addition, $6 million of this debt is mortgage financing that we intend to refinance or extend.

      We have a $200 million corporate credit facility available from a syndicate of banks. The credit facility was established in September 2003 and has an initial term of three years with an extension option. Amounts may be used for general corporate purposes, including investments, acquisitions, and the refinance of existing debt. Consistent with our transformation to a management services company, the credit facility is not secured by real estate. There was $39 million of letters of credit outstanding under this credit facility at March 31, 2005.

      Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis. If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. We were in compliance with the financial covenants contained in our debt instruments at March 31, 2005.

      We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $58 million to complete the consolidated communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites is $99 million. We expect to develop the majority of these sites within joint ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties to new and existing joint ventures will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.

      In January 2005, we announced that we entered into asset purchase agreements with The Fountains, a Tucson, Arizona based owner and operator of senior living communities to acquire management of 19 senior living communities, ownership of 18 of the communities, several undeveloped land parcels and certain other assets. Sunrise’s prospective capital partner for this transaction is an affiliate of Arcapita Inc. (formerly, Crescent Capital Investments, Inc.). The Arcapita affiliate is expected to acquire an 80 percent interest in the real estate associated with 17 senior living communities, to be held in a joint venture to be formed by Sunrise and the Arcapita affiliate. Sunrise will acquire the 18th community and assume management of The Fountains’ 19 senior living communities (which have capacity for approximately 5,000 residents) under long-term management contracts. This transaction is expected to close in mid-2005. Sunrise’s portion of the asset purchase price is estimated to be $63 million. We expect to fund the acquisition through our existing cash balances and corporate credit facility.

      On May 2, 2005, we signed a definitive agreement to acquire Greystone Communities, Inc., a premier developer and manager of Continuing Care Retirement Communities, and certain of its subsidiaries and affiliated entities. On May 10, 2005, Sunrise completed the acquisition of Greystone. Under the terms of the agreement, Sunrise paid approximately $45 million in cash and incurred approximately $1 million in transaction costs. Sunrise also may pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $52.5 million, plus transaction costs, subject to various adjustments set forth in the acquisition agreement. We funded the acquisition through our existing cash balances and corporate credit facility.

Impact of Changes in Accounting Standards

      In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006. We believe the 2006 impact of adopting the new standard will be approximately $3.5 million of compensation expense.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2005.

      We have investments in notes receivable and bonds. Investments in notes receivable are primarily with joint venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. At March 31, 2005, we had minority equity ownership interests in 155 senior living properties, 25 of which are under development. We have 2 properties in which we own less than 10%, 124 properties in which we own between 10% and 20%, 9 properties in which we own between 21% and 30%, and 20 properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us. The majority of the investments have fixed rates. Five of the notes have adjustable rates.

      We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $31 million at March 31, 2005 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.3 million.

      The table below details by category the principal amount, the average interest rates and the estimated fair market value of our notes receivable, investments, and debt. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at March 31, 2005.

	Maturity Date through March 31,						Estimated
							Fair Market
(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Value

Assets
Notes receivable:
Fixed rate	$245	$10,971	$5,486	—	—	$11,709	$28,411
Average interest rate	15%	7.5%	12.6%	—	—	9.6%
Variable rate	$2,617	$86	$558	$7,147	—	$4,463	$14,871
Average interest rate	6.0%	4.7%	5.6%	5.4%	—	6.0%
Investments:
Mill Run bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%
Sunrise REIT convertible debentures	—	—	—	—	$20,549	—	$20,549
Average interest rate	—	—	—	—	5.8%	—

Liabilities
Debt:
Fixed rate	$4,314	$28,847	$134	$144	$154	$3,814	$37,407
Average interest rate	9.7%	8.5%	6.9%	6.9%	6.9%	6.9%
Variable rate	$12,184	$10,463	$4,325	$200	$200	$3,600	$30,972
Average interest rate	5.2%	4.3%	5.5%	3.2%	3.2%	3.2%
Convertible notes	—	—	—	$119,992	—	—	$168,439
Average interest rate	—	—	—	5.3%	—	—

Item 4. Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at

March 31, 2005. In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, no changes in Sunrise’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2005 were identified that have materially affected or are reasonably likely to materially affect Sunrise’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

      For information regarding pending legal proceedings, see Note 3 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      At its meeting on March 14, 2005, the Compensation Committee of the Board of Directors took the following actions with respect to the compensation of the Company’s named executive officers (as defined in Regulation S-K Item 402(a)(3)):

	2005 Restricted	2005 Target Bonus
Named Executive Officer	Stock Award(1)	Amount Range

Paul J. Klaassen	20,833	$0 to $625,000
Chairman of the Board and Chief Executive Officer

Thomas B. Newell	2,000	$0 to $425,000
President

Tiffany L. Tomasso	12,500	$0 to $281,250
Chief Operating Officer

Larry E. Hulse	1,000	$0 to $202,500
Chief Financial Officer

John F. Gaul	1,000	$0 to $180,000
General Counsel

(1) Reflects the number of shares of restricted stock granted at par value ($.01 per share) pursuant to the Company’s 2003 Stock Option and Restricted Stock Plan. The restricted stock awards to Messrs. Newell, Hulse, Gaul and Ms. Tomasso vest in equal annual installments over four years beginning on the first anniversary of the grant date. The restricted stock award to Mr. Klaassen vests in equal annual installments over three years beginning on the first anniversary of the grant date. The forms of restricted stock agreements are filed as exhibits to this report and are incorporated by reference herein.

      In January 2005, the Committee also determined that 2005 bonuses for each of the named executive officers will be based on both the individual’s and the Company’s performance, and established the principal performance criteria for such individuals. The 2005 performance criteria for the named executive officers (excluding Mr. Klaassen) consists of specified objectives pertaining to earnings per share, revenue under management, general & administrative expense, growth in the number of managed and developed communities and certain management and governance matters. In the case of Mr. Klaassen, in accordance with the terms of Mr. Klaassen’s employment agreement, the Committee determined that Mr. Klaassen’s 2005 performance criteria consists of the performance criteria specified above for the other named executive officers as well as specified objectives pertaining to communications with investors and product development.

      For information regarding 2004 bonuses paid to the named executive officers, see the disclosure under the caption “Executive Compensation and Other Information” in the Company’s 2005 Annual Meeting Proxy Statement, as filed with the Securities and Exchange Commission, which information is incorporated by reference herein.

Item 6. Exhibits

      The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May 2005.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Larry E. Hulse

Larry E. Hulse
Chief Financial Officer

/s/ J. Barron Anschutz

J. Barron Anschutz
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Page

10.1	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.
10.2	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.
10.3	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.
10.4	Form of Executive Restricted Stock Agreement under the Sunrise Senior Living, Inc. [2002][2003] Stock Option and Restricted Stock Plan.
10.5	Form of Non-Executive Restricted Stock Agreement under the Sunrise Senior Living, Inc. [2002][2003] Stock Option and Restricted Stock Plan.
10.6	Summary of Certain Compensation Arrangements for Named Executive Officers
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002