Form 10-Q
period 2005-06-30
SUNRISE SENIOR LIVING INC
filed 2005-08-09
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to
Commission file number: 1-16499
SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1746596 (I.R.S.Employer Identification No.)
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
          Yes ☑          No ☐
     There were 21,238,012 shares of common stock outstanding at August 5, 2005.

SUNRISE SENIOR LIVING, INC.
Form 10-Q
June 30, 2005

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,771	$141,883
Short-term investments	—	14,900
Accounts receivable, net	50,833	59,806
Notes receivable — affiliates	13,938	2,875
Deferred income taxes	24,089	25,412
Due from affiliates	64,767	55,823
Prepaid expenses and other current assets	18,678	29,996

Total current assets	268,076	330,695
Property and equipment, net	395,249	369,632
Notes receivable — affiliates	23,033	40,700
Management contracts and leaseholds, net	92,156	83,336
Costs in excess of assets acquired, net	159,801	123,713
Investments in unconsolidated senior living properties	108,267	93,016
Investments	7,435	7,416
Investments in affiliates	22,390	20,757
Other assets	51,418	36,491

Total assets	$1,127,825	$1,105,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,990	$185,219
Deferred revenue	10,748	6,202
Lifecare obligations	26,111	25,866
Current maturities of long-term debt	15,767	35,264

Total current liabilities	229,616	252,551
Long-term debt, less current maturities	167,600	156,402
Deferred income taxes	153,269	148,790
Other long-term liabilities	25,295	22,915

Total liabilities	575,780	580,658
Minority interests	1,343	1,580
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,152,695 and 20,576,275 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	212	206
Additional paid-in capital	265,010	248,205
Retained earnings	290,146	271,796
Deferred compensation — restricted stock	(9,490)	(4,535)
Accumulated other comprehensive income	4,824	7,846

Total stockholders’ equity	550,702	523,518

Total liabilities and stockholders’ equity	$1,127,825	$1,105,756

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Management and professional services	$326,964	$268,898	$631,811	$534,831
Resident fees	85,922	85,040	170,873	170,096

Total operating revenues	412,886	353,938	802,684	704,927
Operating expenses:
Management and professional services	297,358	247,300	576,414	492,770
Facility operating	66,167	63,954	131,450	128,488
General and administrative	20,097	17,586	38,069	35,612
Depreciation and amortization	5,974	5,092	11,131	10,032
Facility lease	12,044	11,643	24,406	23,473

Total operating expenses	401,640	345,575	781,470	690,375

Other income:
Operating properties	418	12,507	418	23,977
Pre-opened properties	694	1,314	1,334	4,778

Income from operations	12,358	22,184	22,966	43,307
Interest income (expense):
Interest income	1,484	2,000	3,194	3,373
Interest expense	(950)	(1,975)	(1,857)	(3,843)

Net interest income (expense)	534	25	1,337	(470)
Equity in earnings and return on investment in unconsolidated senior living properties	3,696	2,072	5,220	3,740
Minority interests	(179)	(262)	(396)	(445)

Income before provision for income taxes	16,409	24,019	29,127	46,132
Provision for income taxes	(6,071)	(8,887)	(10,777)	(17,069)

Net income	$10,338	$15,132	$18,350	$29,063

Earnings per share data:
Basic net income per common share	$0.50	$0.75	$0.90	$1.42

Diluted net income per common share	$0.46	$0.66	$0.82	$1.26

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)
Operating activities
Net income	$18,350	$29,063
Adjustments to reconcile net income to net cash provided by operating activities:
Other income from operating properties	(418)	(23,977)
Other income from pre-opened properties	(1,334)	(4,778)
Equity in earnings and return on investment in unconsolidated senior living properties	(2,626)	(3,740)
Minority interests	396	445
Provision for bad debts	1,608	1,018
Provision for deferred income taxes	5,802	12,109
Depreciation and amortization	11,131	10,032
Amortization of financing costs	744	1,150
Amortization of deferred compensation	1,062	780
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	7,895	11,096
Prepaid expenses and other current assets	5,808	(2,345)
Other assets	(2,109)	741
Increase (decrease):
Accounts payable, accrued expenses, and other liabilities	(2,683)	25,071
Lifecare obligations	245	1,058
Deferred revenue	4,164	(1,587)

Net cash provided by operating activities	48,035	56,136
Investing activities
Acquisition of property	(51,865)	(60,141)
Acquisitions of businesses	(55,114)	—
Disposition of property	19,163	56,957
Purchase of short-term investments	(10,775)	—
Net proceeds from short-term investments	25,675	—
Increase in investments and notes receivable	(73,200)	(73,900)
Proceeds from investments and notes receivable	64,859	57,338
(Decrease) increase in restricted cash and cash equivalents	(2,070)	7,435
Contributions to investments in unconsolidated senior living properties	(15,775)	(7,326)
Distributions from investments	6,461	3,399

Net cash used in investing activities	(92,641)	(16,238)
Financing activities
Net proceeds from exercised options	16,078	16,729
Additional borrowings under long-term debt	40,339	8,135
Repayment of long-term debt	(48,547)	(2,596)
Net investment in minority interest	(633)	(439)
Financing costs paid	(32)	(106)
Repurchase of stock	(8,711)	(43,561)

Net cash used in financing activities	(1,506)	(21,838)

Net (decrease) increase in cash and cash equivalents	(46,112)	18,060
Cash and cash equivalents at beginning of period	141,883	102,548

Cash and cash equivalents at end of period	$95,771	$120,608

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six-month periods ended June 30, 2005 and 2004 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in Sunrise’s 2004 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.
2. Significant Accounting Policies
Investments
     Sunrise’s short-term investments and its investment in convertible debentures of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent publicly traded Canadian real estate investment trust, are classified as available-for-sale securities. As such, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Reimbursable Expenses
     Revenue from management and professional services includes reimbursable expenses of communities operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. The related expenses are included in management and professional expenses. Consistent with this presentation, Sunrise has recorded accrued salaries payable to its employees at the gross amounts and recognized a receivable from the communities for the reimbursable portion.
Reclassifications
     Certain 2004 balances have been reclassified to conform to the 2005 presentation.
Short-Term Investments
     Sunrise reclassified investments in auction market securities in the December 31, 2004 consolidated balance sheet from “Cash and cash equivalents” to “Short-term investments.”
Reclassification of Lifecare Obligations
     Sunrise reclassified the long-term portion of lifecare obligations totaling $24.0 million in the December 31, 2004 consolidated balance sheet from “Other long-term liabilities” to a current liability — “Lifecare obligations.” Historically, Sunrise has recorded the non-current refundable amount of lifecare obligations in its consolidated balance sheet as a long-term liability in accordance with industry practice. The continuing care agreements at certain of Sunrise’s communities may be terminated by residents upon thirty days’ notice or are refundable upon reoccupancy. As a result of the industry practice being re-examined in the current year and the provision described above, Sunrise has determined that these refund obligations should be considered “callable” under FASB Statement No. 78, Classification of Obligations That Are Callable by the Creditor (“SFAS 78”), and should be classified as a current liability.

While this reclassification has increased current liabilities, it does not impact Sunrise’s cash flow in any period. In addition, it did not impact Sunrise’s compliance with debt covenants.
Other Income — Operating Properties
     The line item entitled “Other Income — Operating properties,” which was previously referred to as “Income from Property Sales” on Sunrise’s consolidated statements of income, represents income from the sales of communities owned and operated by Sunrise. Sunrise reclassified $12.5 million and $24.0 million of income from the sales of operating properties during the three and six months ended June 30, 2004, respectively, from operating revenues to “Other income — Operating properties.” This amount remains a component of income from operations.
Other Income — Pre-Opened Properties
     Sunrise customarily provides pre-opening services for development land held by Sunrise prior to transferring the land to a third party or venture for further development. Sunrise generally receives consideration for these pre-opening services and reimbursement for land and improvements at the date of transfer. Sunrise reclassified $1.3 million and $4.8 million during the three and six months ended June 30, 2004, respectively, from “Management and professional services” revenue to “Other Income — Pre-opened properties”. This amount remains a component of income from operations.
Incentive Distributions
     Sunrise reclassified incentive distributions received from four ventures in the 2004 consolidated statement of income from “Management and professional services” revenue to “Equity in earnings and return on investment in unconsolidated senior living properties.” These amounts totaled $1.1 million and $2.3 million during the three and six months ended June 30, 2004, respectively.
     Sunrise also reclassified incentive distributions in the 2004 consolidated statement of cash flows from changes in “Other assets” and “Other liabilities” in the operating activities section to “Distributions from investments” in the investing activities section. Incentive distributions were $3.4 million during the six months ended June 30, 2004.
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

     Had compensation cost for stock-based compensation been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Sunrise’s net income and earnings per share would have been impacted as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$10,338	$15,132	$18,350	$29,063
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(950)	(2,828)	(2,007)	(4,869)

Pro forma	$9,388	$12,304	$16,343	$24,194

Basic net income per share:
As reported	$0.50	$0.75	$0.90	$1.42
Pro forma	$0.46	$0.61	$0.80	$1.18
Diluted net income per share:
As reported	$0.46	$0.66	$0.82	$1.26
Pro forma	$0.42	$0.55	$0.74	$1.06
     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk free interest rate	4.5%	3.5%
Dividend yield	0%	0%
Expected life (years)	3.9	3.9
Volatility	48.1%	48.7%
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
     In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise will adopt SFAS 123(R) on January 1, 2006. Sunrise believes the 2006 impact of adopting the new standard will be an additional $3.1 million of compensation expense.
     Variable Interest Entities
     Sunrise’s ventures fall into one of three categories. First, Sunrise enters into development ventures whereby a third-party investor and Sunrise capitalize a venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale / long-term manage back program, Sunrise sells owned communities into a venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise generally does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of ventures are established as real estate partnerships to own the underlying property. Sunrise will then enter into a long-term management contract to operate the community on behalf of the venture. Sunrise’s total investment in these ventures is comprised of Sunrise’s direct capital investment in these ventures and, when agreed to, subordinated debt provided and other short-term advances. At June 30, 2005, this total investment was $194 million not including any guarantees provided to these ventures as described in Note 5. The realization of these investments is dependent upon the ongoing operations of the ventures.

     At June 30, 2005, there are eleven ventures, in which Sunrise has an interest, that are variable interest entities (“VIEs”) under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Sunrise is the primary beneficiary of four of the eleven VIEs and, therefore, consolidates these four VIEs. These four VIEs contain four development communities that Sunrise is developing with an agreement to sell the communities to Sunrise REIT upon completion of development. Sunrise is not considered the primary beneficiary of the remaining seven VIEs and, therefore, continues to account for these investments under the equity method of accounting. Four of these VIEs are development ventures, which were established between 1999 and 2004 and contain a total of three operating communities and 18 communities under development. One of the VIEs is an operating venture formed in 2000. Another VIE is a sale/manage back venture that contains a total of 28 operating communities. The final VIE is a venture that contains five operating communities recapitalized from a development venture, nine operating communities recapitalized from a sale/manage back venture and two operating communities previously wholly owned by Sunrise.
     Sunrise’s maximum loss exposure from these seven non-consolidated VIEs was $99 million at June 30, 2005.
Other Recent Accounting Standards
     In June 2005, the FASB issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is 1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and 2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Sunrise is currently reviewing the impact of adopting EITF 04-05.
3. Acquisitions
     On May 10, 2005, Sunrise completed the acquisition of 100% of the equity interests in Greystone Communities, Inc. (“Greystone”), a developer and manager of Continuing Care Retirement Communities (“CCRCs”). Through the acquisition of Greystone, Sunrise expanded into the largest segment of the CCRC industry, the not-for-profit sector. The acquisition of Greystone included management of 14 operating CCRCs, pre-opening and ongoing management of an additional 17 communities that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. Sunrise paid $45 million in cash for Greystone and incurred approximately $1 million of transaction costs. Sunrise may also pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $52.5 million, plus transaction costs, subject to various adjustments as set forth in the acquisition agreement. Sunrise has included the operating results of Greystone for the period from May 10, 2005 to June 30, 2005 in its consolidated statement of income. Pro forma information disclosing the results of operations for the current interim period and year ended December 31, 2004 was not material.
     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired based on their estimated fair values. The initial purchase price has been allocated to assets acquired, including intangible assets, and liabilities assumed. Additionally, the valuations of development and management contracts (determined using discounted cash flows) are subject to adjustment as contingencies are resolved and additional information on certain estimates becomes available. The purchase price values preliminarily assigned to the major assets are as follows:

Net working capital deficit	$(1) million
Management contracts	11 million
Costs in excess of assets acquired	36 million

Total purchase price	$46 million

     The portion of the purchase price allocated to management contracts will be amortized over the specific term of each individual management contract acquired ranging from one to 14 years.
     On June 2, 2005 Sunrise made an additional $3 million investment in an existing unconsolidated venture, increasing Sunrise’s percentage ownership from five to 25%. The investment was previously accounted for using the cost method of accounting and is currently accounted for using the equity method of accounting.

4. Equity in Earnings and Return on Investment in Unconsolidated Senior Living Properties
     In June 2005, a venture in which Sunrise owns a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by Sunrise under long-term management contracts. Through this transaction, under the terms of the venture agreement, Sunrise realized $4.1 million in return on its investment and performance incentive distributions. This amount was offset by $2.2 million of credit support payments, start-up losses, and interest expense related to a swap arrangement associated with a European venture.
5. Commitments and Contingencies
     As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. In addition to the guarantees disclosed in Sunrise’s 2004 Annual Report on Form 10-K, Sunrise provided a $2 million last dollar debt guarantee on international development during the first quarter of 2005. Last dollar debt guarantee means the third-party debt would have to be in default and the bank would have to enforce any remedies against the venture, including foreclosure, after which Sunrise would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. To date, Sunrise has not been required to fund any debt guarantees. At June 30, 2005, Sunrise does not believe that it will be required to fund any guarantees under its current outstanding debt guarantees; however, Sunrise may be required to fund a $0.2 million financing obligation related to the acquisition of Marriott Senior Living Services (“MSLS”) to provide financing under a credit facility with respect to two communities.
     In certain transactions, Sunrise may also provide credit support arrangements or commitments to advance funds to portfolios of communities that Sunrise has developed or for which it acquired management contracts with an opportunity for significant occupancy increases. Sunrise has funded $10.8 million under these arrangements or commitments during the six months ended June 30, 2005 and expects to fund $6.5 million during the remainder of 2005.
Legal Proceedings
     Sunrise is a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) on September 28, 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home facilities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of Sunrise’s subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged (among other things) that in connection with that termination, Sunrise tortiously interfered with their contractual relationships with (i) RHA and (ii) several of the therapists that CGB employed on an at-will basis. In June 2002, a jury awarded CGB $685,000 in compensatory damages and $1.3 million in punitive damages. Of the compensatory award, $576,000 was attributed to the claim of tortious interference with the contract between RHA and CGB, and $109,000 was attributed to the claim of tortious interference with the at-will employment relationship between CGB and its therapists. Sunrise appealed this jury verdict to the U.S. Court of Appeals for the Third Circuit.
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
     On January 28, 2005, Sunrise filed a motion with the district court seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted was against the weight of the evidence, and that the verdict was the product of the jury’s passion and prejudice. In the alternative, Sunrise asked the court to reduce the award to a constitutionally permissible amount. On July 5, 2005, the district court denied Sunrise’s motion for a new trial but reduced the award of punitive damages from $30 million to $2 million. Sunrise believes that, even as reduced, the judgment is unconstitutionally excessive, and is pursuing an appeal to the U.S. Court of

Appeals for the Third Circuit. The plaintiff has filed a cross-appeal, seeking reinstatement of the verdict or an enhancement of the existing $2 million award. Sunrise believes that the Third Circuit should vacate the judgment or further reduce the judgment to a constitutionally permissible sum. However, Sunrise cannot provide any assurance as to the outcome of this appeal.
     In addition, Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on its business, financial condition, and results of operations.
6. Net Income per Common Share
     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic net income per share:
Net income	$10,338	$15,132	$18,350	$29,063

Numerator for diluted net income per share:
Net income	$10,338	$15,132	$18,350	$29,063
Assumed conversion of convertible notes, net of tax	1,091	1,091	2,170	2,182

Diluted net income	$11,429	$16,223	$20,520	$31,245

Denominator:
Denominator for basic net income per common share-weighted average shares	20,580	20,194	20,489	20,433
Effect of dilutive securities:
Employee stock options and restricted stock	1,050	928	1,045	1,059
Convertible notes	3,348	3,348	3,348	3,348

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	24,978	24,470	24,882	24,840

Basic net income per common share	$0.50	$0.75	$0.90	$1.42

Diluted net income per common share	$0.46	$0.66	$0.82	$1.26

     Certain shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.

7. Information about Sunrise’s Segments
     Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations were $15 million and $4 million for the three months ended June 30, 2005 and 2004, and $27 million and $6 million for the six months ended June 30, 2005 and 2004, respectively. International expenses from operations were $16 million and $3 million for the three months ended June 30, 2005 and 2004, and $27 million and $5 million for the six months ended June 30, 2005 and 2004, respectively.
8. Comprehensive Income
     Comprehensive income was $10 million and $13 million during the three months ended June 30, 2005 and 2004, respectively, and $15 million and $28 million for the six months ended June 30, 2005 and 2004, respectively. The difference between net income and comprehensive income is primarily due to foreign currency translation adjustments and unrealized gains on Sunrise REIT convertible debentures for the three and six months ended June 30, 2005. The difference between net income and comprehensive income is primarily due to foreign currency translation adjustments for the three and six months ended June 30, 2004.
9. Stockholders’ Equity
     During May 2005, Sunrise repurchased an aggregate of 173,990 shares of its common stock for approximately $8.7 million pursuant to a $50 million repurchase program announced on March 11, 2004. The repurchase program expired in May 2005.
     During May 2005, Sunrise approved an amendment to its employee stock purchase plan to increase the aggregate number of shares of common stock that may be made available for purchase under the plan from 300,000 shares to 1,050,000 shares.
10. Related Party Transactions
Sunrise Senior Living Foundation
     Sunrise Senior Living Foundation, Inc. (“SSLF”), a not-for-profit organization, operates two schools with day care centers, a corporate conference center, and a stand-alone day care center (opened April 2004). Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors and serve as officers of SSLF. SSLF paid Sunrise a management fee of $42,000 during the six months ended June 30, 2005 and 2004, respectively, for the provision of office facilities and administrative support services. Such amounts are included in operating revenue.
     As mentioned above, SSLF operates a corporate conference center. At various times, Sunrise rents the conference center for management, staff and corporate events. Rents paid to SSLF for use of the conference center totaled approximately $161,000 and $139,000 during the six months ended June 30, 2005 and 2004, respectively. In April 2003, Sunrise also began to manage the center for SSLF and to lease employees to SSLF who work at the conference center. Salary and benefits for these individuals, which were reimbursed by SSLF, totaled approximately $127,000 and $102,000 during the six months ended June 30, 2005 and 2004, respectively.

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
     In April 2004, Sunrise began subleasing space to a subsidiary of SSLF to use as a day care center. The sublease runs though September 30, 2013. The sublease payments currently are approximately $7,200 per month, which equal payments made by Sunrise to the landlord for this space. These payments totaled $43,000 during the six months ended June 30, 2005.
Ground Lease
     Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986. This ground lease was amended in August 2003. Prior to August 2003, Sunrise subleased approximately 50% of the property subject to the ground lease to SSLF for the operation by SSLF of a school and day care center on the property, for monthly rent equal to 50% of all of the rent payable under the ground lease. In August 2003, the sublease was terminated and the ground lease was amended to provide for the lease by Sunrise of only the real property not previously subleased to SSLF and the Klaassens entered into a separate ground lease with SSLF with respect to such previously subleased property. Rent expense under this lease was $162,000 and $158,000 during the six months ended June 30, 2005 and 2004, respectively.
Ground Lease to the Klaassens
     Paul and Teresa Klaassen lease real property located in Fairfax County, Virginia from Sunrise for use as a residence under a 99-year ground lease entered into in June 1994. The rent is $1.00 per month. This property is part of a parcel, which includes Sunrise’s Oakton community that was previously transferred by the Klaassens to Sunrise in connection with a financing transaction. As a condition to the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens. For approximately the past 10 years, the Klaassens have permitted the residence to be used primarily for Sunrise business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise paid expenses totaling approximately $39,000 and $56,000 during the six months ended June 30, 2005 and 2004, respectively.
11. Subsequent Event
     On July 1, 2005, Sunrise and a venture in which Sunrise has an interest acquired the assets of The Fountains, an Arizona based owner and operator of senior living communities. As part of the transaction, Sunrise acquired a 20 percent interest in a venture that purchased 16 of the communities. Arcapita, Inc., Sunrise’s venture partner for this transaction, acquired an 80 percent interest in the venture. In addition, Sunrise separately acquired full ownership of an additional community, several undeveloped land parcels and certain other assets from The Fountains in this transaction (including the underlying land and related ground lease with respect to a community located in New Jersey that is leased to an unaffiliated third party).
     The aggregate purchase price for this transaction was approximately $483 million, plus $15 million in transaction costs for a total of $498 million, plus the assumption of approximately $82 million in refundable entrance fee obligations, the majority of which are expected to be repaid with proceeds generated as new residents enter the communities. The portion of the aggregate purchase price related to the acquisition of the 17-community portfolio was approximately $457 million plus the assumption of approximately $82 million in refundable entrance fee obligations. Arcapita paid approximately $100 million for its equity portion of the 16-community real estate portfolio. Sunrise paid approximately $67 million from cash on hand and credit facilities for its minority ownership interest in 16 communities, full ownership of one community, the acquisition of the undeveloped land parcels, the right to manage the 18-community portfolio and certain other assets. The remainder of the total purchase price for The Fountains acquisition, approximately $331 million, was paid with proceeds of new non-recourse secured debt financing obtained by the real estate acquisition venture from HSH Nordbank AG (the “Nordbank Loan”).

     As it has done in the past in connection with certain of its ventures, Sunrise agreed to provide a liquidity support agreement for scheduled debt service payments with respect to the Nordbank Loan and entered into certain credit support arrangements as part of the venture arrangements with Arcapita for The Fountains transaction. Sunrise would be required to perform under the liquidity support agreement if the venture failed to make scheduled debt service payments under the Nordbank Loan and the bank pursued the Sunrise guarantee. Sunrise’s maximum exposure under this liquidity support agreement is up to approximately $162 million in the event the venture does not make any of its required debt service payments under the Nordbank Loan and such loan is extended to its full term of seven years. Based on the projected operations of the communities, Sunrise does not expect to have to make any payments under the liquidity support agreement in 2005 or thereafter. The credit support arrangement requires payments to the venture if cash flow is below stated targets. Sunrise’s maximum exposure under the credit support arrangement is $7 million per year (pro rated for 2005). The liquidity support agreement and the credit support arrangement remain in place for up to seven years.
     Advances under the liquidity support agreement and the credit support arrangement are recoverable as loans and are generally repayable to Sunrise from proceeds from the sale of the properties, although there can be no assurance that such sale proceeds would be sufficient to repay such amounts. Under the terms of the venture arrangement, Arcapita has the right to terminate the management agreements with each of the communities in the portfolio if Sunrise defaults on its liquidity support agreement or credit support obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully integrate The Fountains and Greystone acquisitions into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses, market factors that could affect the value of our properties, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein and in our 2004 Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.
Overview
     We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest, and for third parties.
     Our long-range strategic objective is to grow our senior living business through a management and professional services business model that is built on long-term management contracts. Our three primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities, (2) adding additional communities through new construction, primarily with venture partners, and (3) adding communities through selective acquisitions. We believe this management and professional services business model will continue to result in more stable and predictable revenue and earnings streams as they become increasingly based on long-term management contracts.
     At June 30, 2005, we operated 402 communities, of which 385 communities are in the United States, 10 communities are in Canada, five communities are in the United Kingdom and two communities are in Germany, with a total resident capacity of approximately 48,000. We own or have an ownership interest in 192 of these communities and 210 are managed for third parties. During the three months ended June 30, 2005, we opened five new communities and assumed management of 14 existing communities through the Greystone acquisition (the 19 communities have a combined resident capacity for over 4,500 residents). We terminated management of one community. In addition, during this period, a venture in which we own a minority interest sold two communities to Sunrise REIT which continued to be managed by us under long-term management contracts.
     At June 30, 2005, we were providing pre-opening management and professional services to 38 communities under construction (combined capacity for over 3,900 residents), of which 4 communities are wholly-owned by Sunrise. During the three months ended June 30, 2005, we began construction on five new communities (two in the United States, two in the United Kingdom, and one in Germany). In addition, we were providing pre-opening and ongoing management of an additional 17 communities (capacity for 4,000 additional residents) that Greystone had under development for not-for-profit owners. We have expanded our development program to respond to strong demand in our core domestic and international major metropolitan markets. We currently expect over 20 additional construction starts by the end of 2005, including approximately six in the United Kingdom and Germany.

     Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. In addition to the guarantees disclosed in our 2004 Annual Report on Form 10-K, we provided a $2 million last dollar debt guarantee on international development during the first quarter of 2005. Last dollar debt guarantee means the third-party debt would have to be in default, and the bank would have to enforce any remedies against the venture, including foreclosure, after which we would have to provide any required funds to make up any difference between the loan amount and the amount recovered from such enforcement. To date, we have not been required to fund any debt guarantees. At June 30, 2005, we do not believe that we will be required to fund any guarantees under our current outstanding debt guarantees; however, Sunrise may be required to fund a $0.2 million financing obligation related to the acquisition of Marriott Senior Living Services (“MSLS”) to provide financing under a credit facility with respect to two communities.
Recent Developments
     Acquisition of Greystone Communities, Inc.
     On May 10, 2005, we completed the acquisition of Greystone Communities, Inc. (“Greystone”), a premier developer and manager of Continuing Care Retirement Communities (“CCRCs”). Through the acquisition of Greystone, we expanded into the largest segment of the CCRC industry, the not-for-profit sector. The acquisition of Greystone included management of 14 operating CCRCs (capacity for over 4,000 residents), pre-opening and ongoing management of an additional 17 communities (capacity for over 4,000 residents) that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. We did not acquire any real estate in this transaction, as these CCRCs are all owned by not-for-profit entities.
     We paid $45 million in cash for Greystone and incurred approximately $1 million of transaction costs. We may also pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $52.5 million, plus transaction costs, subject to various adjustments as set forth in the acquisition agreement.
     The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired based on their estimated fair values. The initial purchase price has been allocated to assets acquired, including intangible assets, and liabilities assumed. Additionally, certain valuations are subject to adjustment as contingencies are resolved and additional information on certain estimates becomes available. The purchase price values preliminarily assigned to the major assets are as follows:

Net working capital deficit	$(1)	million
Management contracts	11	million
Costs in excess of assets acquired	36	million

Total purchase price	$46	million

     The portion of the purchase price allocated to management contracts will be amortized into expense over the specific term of each individual management contract acquired ranging from one to 14 years.
     Acquisition of The Fountains
     On July 1, 2005, Sunrise and a venture capital partner in which we have an interest acquired the assets of The Fountains, an Arizona based owner and operator of senior living communities. As part of the transaction, we acquired a 20 percent interest in a venture that purchased 16 of the communities. Arcapita, Inc., our venture partner for this transaction, acquired an 80 percent interest in the venture. In addition, we separately acquired full ownership of an additional community, several undeveloped land parcels and certain other assets from The Fountains in this transaction (including the underlying land and related ground lease with respect to a community located in New Jersey that is leased to an unaffiliated third party).
     The aggregate purchase price for this transaction was approximately $483 million, plus $15 million in transaction costs for a total of $498 million, plus the assumption of approximately $82 million in refundable entrance fee obligations, the majority of which are expected to be repaid with proceeds generated as new residents enter the communities. The portion of the aggregate purchase price related to the acquisition of the 17-community portfolio was approximately $457 million plus the assumption of approximately $82 million in refundable entrance fee obligations. Arcapita paid approximately $100 million for its equity portion of the 16-community real estate portfolio. We paid approximately $67 million from cash on hand and credit facilities for our minority ownership interest in 16 communities, full ownership of one community, the acquisition of the undeveloped land parcels, the right to manage the 18-community portfolio and certain other assets. The remainder of the total purchase price for The Fountains acquisition, approximately $331 million, was paid with proceeds of new non-recourse secured debt financing obtained by the real estate acquisition venture from HSH Nordbank AG (the “Nordbank Loan”).

     As we have done in the past in connection with certain of our ventures, we agreed to provide a liquidity support agreement for scheduled debt service payments with respect to the Nordbank Loan and entered into certain credit support arrangements as part of the venture arrangements with Arcapita for The Fountains transaction. We would be required to perform under the liquidity support agreement if the venture failed to make scheduled debt service payments under the Nordbank Loan and the bank pursued the our guarantee. Our maximum exposure under this liquidity support agreement is up to approximately $162 million in the event the venture does not make any of its required debt service payments under the Nordbank Loan and such loan is extended to its full term of seven years. Based on the projected operations of the communities, we do not expect to have to make any payments under the liquidity support agreement in 2005 or thereafter. The credit support arrangement requires payments to the venture if cash flow is below stated targets. Our maximum exposure under the credit support arrangement is $7 million per year (pro rated for 2005). The liquidity support agreement and the credit support arrangement remain in place for up to seven years.
     Advances under the liquidity support agreement and the credit support arrangement are recoverable as loans and are generally repayable to us from proceeds from the sale of the properties, although there can be no assurance that such sale proceeds would be sufficient to repay such amounts. Under the terms of the venture arrangement, Arcapita has the right to terminate the management agreements with each of the communities in the portfolio if we defaults on our liquidity support agreement or credit support obligations.
Results of Operations
     We currently derive our consolidated operating revenues from two primary sources: (1) management and professional services provided to communities owned by unconsolidated ventures and other third party owners, and (2) resident fees for the delivery of senior living services to our consolidated communities.
     Management and professional services revenue represents fees from long-term contracts for communities owned by unconsolidated ventures and other third party owners and pre-opening service fees except for pre-opening service fees on development properties owned by us. We receive management fees for operating communities, which are generally in the range of 5% to 8% of a managed community’s total operating revenue. In addition, we receive pre-opening service fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Reimbursable expenses paid by us for the unconsolidated ventures and other third party owners also are reflected as management and professional services revenue in the consolidated statements of income, as required by EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), and are offset by a corresponding amount reflected in the management and professional services expense line item.
     Residents, their families, other responsible parties and Medicare / Medicaid typically pay resident fees monthly. Approximately 91% and 93% of our resident fee revenue was derived from private pay sources during the six months ended June 30, 2005 and 2004, respectively. Approximately nine and seven percent of our resident fee revenue was derived from Medicare / Medicaid during the three months ended June 30, 2005 and 2004, respectively. Resident fees from residents in our senior living communities include revenue derived from basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident-related services. Residents who require personal care in excess of services provided under the basic care program pay additional fees.
     We classify our operating expenses into the following categories: (1) management and professional services, which includes development and pre-opening expense and operating expenses reimbursable to us from communities owned by unconsolidated ventures and other third party owners; (2) facility operating, which includes labor, food, marketing and other direct facility expenses for our consolidated communities; (3) general and administrative, which primarily includes headquarters and regional staff expenses and other administrative costs; (4) depreciation and amortization; and (5) facility lease, which represents rental expenses for consolidated communities not owned by us.

     Other income — Operating properties represents the gain recognized from the sale of operating senior living properties. Generally, upon sale of a community, we will enter into a long-term management agreement to manage the community. Operating properties are considered properties that have accepted residents. Other income — Pre-opened properties represents pre-opening services on development land held by us prior to transferring the land to a third party or venture for further development. We generally receive consideration and recognize these pre-opening services and reimbursement for land and improvements at date of transfer.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     The following summarized table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Total operating revenues	$412,886	$353,938
Total operating expenses	(401,640)	(345,575)
Other income from operating properties	418	12,507
Other income from pre-opened properties	694	1,314

Income from operations	12,358	22,184
Interest income	1,484	2,000
Interest expense	(950)	(1,975)
Equity in earnings and return on investment in unconsolidated senior living properties	3,696	2,072
Minority interests	(179)	(262)

Income before provision for income taxes	16,409	24,019
Provision for income taxes	(6,071)	(8,887)

Net income	$10,338	$15,132

     Operating Revenues
     Management and professional services revenue increased by $58 million, or 22%, to $327 million during the three months ended June 30, 2005 from $269 million during the three months ended June 30, 2004. This increase was primarily due to the growth in the number of communities managed by us for unconsolidated ventures and other third party owners or in the pre-opening phase. The total number of communities managed for unconsolidated ventures and other third party owners increased by 32, or 10%, to 342 communities at June 30, 2005, up from 310 communities at June 30, 2004. This growth resulted primarily from the addition of 20 new management contracts with third party owners (including 14 communities acquired in the Greystone acquisition), 11 newly developed venture communities, and the sale of four consolidated communities to Sunrise REIT. This was partially offset by the termination of two management contracts with third party owners and the transfer of one community from our managed to consolidated portfolio. Many of the communities managed for unconsolidated ventures and other third party owners are accounted for under EITF 99-19, which requires the presentation of reimbursable expenses as revenues in the income statement. These revenues are offset by a corresponding amount reflected in the management and professional services expense line item.
     Resident fees represent revenues earned from residents in our consolidated communities. Resident fees increased by $1 million during the three months ended June 30, 2005 to $86 million from $85 million during the three months ended June 30, 2004 and reflects the temporary reduction in capacity at one community due to construction. We had a reduction in consolidated communities from 64 to 60 from June 30, 2004 to June 30, 2005, which reflects the closing of two communities and the sale of four consolidated communities to Sunrise REIT, one of which opened during this period. Since the communities that were sold to Sunrise REIT continue to be managed by us, revenue from these communities is included in management and professional services revenue in 2005. In addition, one community was transferred from managed to the consolidated portfolio. These changes resulted in a reduction of resident fees of approximately $3 million. This was offset by a $4 million increase in resident fees from currently operating communities.
     During the three months ended June 30, 2005, we had 165 communities (resident capacity of approximately 17,000) that were classified as “same-community” owned (communities in which we have an ownership interest and that were stabilized in both the three months ended June 30, 2005 and 2004). We define stabilized communities as those we have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period. Due in part to the larger size of our developments and the general increase in competition, the lease-up period (period of time from opening to stabilization) is typically 12 to 20 months. Although the lease-up period is longer, we have not changed our definition of what we consider a stabilized community. Second quarter 2005 revenue for the same-community portfolio increased 5.2% over the second quarter of 2004 as a result of a 3.4% increase in the average daily rate ($134.08 compared to $129.67) and a 1.9% increase in occupancy (91.6% compared to 89.9%). The increase in the average daily rate is primarily due to a general increase in the basic care rate.

     Operating Expenses
     Management and professional services expense increased $50 million to $297 million during the three months ended June 30, 2005 from $247 million during the three months ended June 30, 2004. This increase is consistent with the increase in management and professional services revenue and is dictated by the number of unconsolidated venture and third party owned communities accounted for under EITF 99-19. EITF 99-19 requires us to reflect the operating expenses of those managed communities as expenses. An offsetting revenue reimbursement is reflected in the management and professional services revenue line item.
     Facility operating expense increased $2 million to $66 million during the three months ended June 30, 2005 compared to $64 million during the three months ended June 30, 2004. The facility operating expense changes are consistent with the changes noted in Resident Fees.
     General and administrative expense increased $2 million to $20 million during the three months ended June 30, 2005 compared to $18 million during the three months ended June 30, 2004. The change was primarily due to approximately $4 million in increased labor costs from the expected hiring of additional employees in anticipation of future growth offset by a $3 million reduction in self-insured benefit costs.
     Other Income
     Other income from operating properties and pre-opened properties fluctuates depending on the timing of the transactions and the satisfaction of certain operating contingencies. During the three months ended June 30, 2005, we recognized approximately $0.4 million in income from an operating property previously sold as a result of the satisfaction of certain contingencies and approximately $0.9 million for pre-opening services related to two development communities. During the three months ended June 30, 2004, we recognized $14 million from a sale/long-term manage back transaction completed during 2003 as a result of certain operating or financing contingencies being met and $1.3 million for pre-opening services related to three development communities.
     Interest
     Interest expense during the three months ended June 30, 2005 decreased by approximately $1 million from the three months ended June 30, 2004. The decrease in interest expense was primarily due to a decline in outstanding debt from $206 million at June 30, 2004 to $183 million at June 30, 2005.
     Equity in Earnings and Return on Investment in Unconsolidated Senior Living Properties
     Equity in earnings and return on investment in unconsolidated senior living properties increased $1.6 million to $3.7 million during the three months ended June 30, 2005 compared to $2.1 million during the three months ended June 30, 2004, primarily because a venture in which we own a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by us under long-term management contracts. Through this transaction, under the terms of the venture agreement, we realized $4.1 million in return on our investment and performance incentive distributions. This amount was offset by $2.2 million of credit support payments, start-up losses, and interest expense related to a swap arrangement associated with a European venture.
     Provision for Income Taxes
     The provision for income taxes was approximately $6 million during the three months ended June 30, 2005 and $9 million during the three months ended June 30, 2004. The effective tax rate remained constant at 37%.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     The following summarized table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Total operating revenues	$802,684	$704,927
Total operating expenses	(781,470)	(690,375)
Other income from operating properties	418	23,977
Other income from pre-opened properties	1,334	4,778

Income from operations	22,966	43,307
Interest income	3,194	3,373
Interest expense	(1,857)	(3,843)
Equity in earnings of unconsolidated senior living properties	5,220	3,740
Minority interests	(396)	(445)

Income before provision for income taxes	29,127	46,132
Provision for income taxes	(10,777)	(17,069)

Net income	$18,350	$29,063

     Operating Revenues
     Management and professional services revenue increased by $97 million, or 18%, to $632 million during the six months ended June 30, 2005 from $535 million during the six months ended June 30, 2004. This increase was primarily due to the growth in the number of communities managed by us for unconsolidated ventures and other third party owners or in the pre-opening phase as described above.
     Resident fees increased by $1 million during the six months ended June 30, 2005 to $171 million from $170 million during the six months ended June 30, 2004 and reflects the temporary reduction in capacity at one community due to construction. We had a reduction in consolidated communities from 64 to 60 from June 30, 2004 to June 30, 2005, which reflects the closing of two communities and the sale of four consolidated communities to Sunrise REIT, one of which opened during this period. Since the communities that were sold to Sunrise REIT continue to be managed by us, revenue from these communities is included in management and professional services revenue in 2005. In addition, one community was transferred from managed to the consolidated portfolio. These changes resulted in a reduction of resident fees of approximately $7 million. This was offset by an increase in resident fees from currently operating communities.
     Operating Expenses
     Management and professional services expense increased $84 million to $577 million during the six months ended June 30, 2005 from $493 million during the six months ended June 30, 2004. This increase is consistent with the increase in management and professional services revenue and is dictated by the number of unconsolidated venture and other third party owned communities accounted for under EITF 99-19.
     Facility operating expense increased to $131 million during the six months ended June 30, 2005 compared to $129 million during the six months ended June 30, 2004. The facility operating expense changes are consistent with the changes noted in Resident Fees.
     General and administrative expense increased $2 million to $38 million during the six months ended June 30, 2005 compared to $36 million during the six months ended June 30, 2004. The change was primarily due to approximately $4 million in increased labor costs from the expected hiring of additional employees in anticipation of future growth offset by a $3 million reduction in self-insured benefit costs.
     Other Income
     Other income from operating properties and pre-opened properties fluctuates depending on the timing of the transactions and the satisfaction of certain operating contingencies. During the six months ended June 30, 2005, we recognized approximately $0.4 million in income from an operating property previously sold as a result of the satisfaction of certain contingencies and approximately $1.5 million for pre-opening services related to three development communities. During the six months ended June 30, 2004, we recognized $25 million of gains previously deferred on asset sales completed during 2003 as a result of certain operating or financing contingencies being met and $4.8 million for pre-opening services related to six development communities.
     Interest
     Interest expense for the six months ended June 30, 2005 decreased by $2 million from the six months ended June 30, 2004. The decrease in interest expense was primarily due to a decline in outstanding debt from $206 million at June 30, 2004 to $183 million at June 30, 2005.
     Equity in Earnings and Return on Investment in Unconsolidated Senior Living Properties
     Equity in earnings and return on investment in unconsolidated senior living properties increased $1.5 million to $5.2 million during the six months ended June 30, 2005 compared to $3.7 million during the six months ended June 30, 2004, primarily because a venture in which we own a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by us under long-term management contracts. Through this transaction, under the terms of the venture agreement, we realized $4.1 million in return on our investment and performance incentive distributions. This amount was offset by $2.2 million of credit support payments, start-up losses, and interest expense related to a swap arrangement associated with a European venture.

     Provision for Income Taxes
     The provision for income taxes was $11 million during the six months ended June 30, 2005 and $17 million during the six months ended June 30, 2004. The effective tax rate remained constant at 37%.
Liquidity and Capital Resources
     We had $38 million in working capital at June 30, 2005, including $95 million of unrestricted cash and cash equivalents. In addition, we had $171 million available under credit facilities.
     Working capital decreased $40 million from $78 million at December 31, 2004 to $38 million at June 30, 2005. Changes in current assets and current liabilities primarily relate to the timing of collections of receivables from our property owners for operating expenses, including salaries, and insurance programs at communities that we manage.
     Net cash provided by operating activities during the six months ended June 30, 2005 and 2004 was approximately $48 million and $56 million, respectively. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of the payment to vendors for communities that we operate. The reimbursement for these costs will vary as some costs are pre-funded, such as payroll, while others are reimbursed after incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables from owners for our managed communities.
     Net cash used in investing activities was $93 million and $16 million during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we received $19 million from the disposition of property compared to $57 million during the six months ended June 30, 2004. Additionally, we received $15 million in net proceeds from short-term investments and used $46 million to acquire Greystone and $9 million related to The Fountains acquisition during the six months ended June 30, 2005.
     Net cash used in financing activities was $2 million during six months ended June 30, 2005 compared to $22 million during the six months ended June 30, 2004. During the six months ended June 30, 2005, we borrowed an additional $40 million offset by repayments of $49 million. During the six months ended June 30, 2004, we borrowed an additional $8 million on our long term debt, offset by debt repayments of $3 million. Additionally, we repurchased approximately $9 million of our common stock during the six months ended June 30, 2005 compared to the repurchase of $44 million of common stock during the six months ended June 30, 2004.
     To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program. At June 30, 2005, we had $183 million of outstanding debt at a weighted average interest rate of 5.9%, including $120 million of convertible notes. Of the amount of outstanding debt, we had $158 million of fixed-rate debt at a weighted average interest rate of 6.0% and $25 million of variable rate debt at a weighted average interest rate of 5.0%. Subject to available financing and to the extent our share price exceeds the conversion price, it is our current intention to call the convertible notes in February 2006 upon expiration of the “no call” period. Since the convertible notes are in-the-money at June 30, 2005, we believe the note holders will convert the notes to equity.
     At June 30, 2005, we had $16 million of debt that is due within the next twelve months. This debt is mortgage or construction financing. Of this amount, $9 million is to finance the construction of communities which we intend to sell to Sunrise REIT, at which time the debt will be transferred to Sunrise REIT and Sunrise will be released of any obligation. In addition, $6 million of this debt is mortgage financing that we intend to refinance or extend.
     We have a $200 million corporate credit facility available from a syndicate of banks. The credit facility was established in September 2003 and has an initial term of three years with an extension option. Amounts may be used for general corporate purposes, including investments, acquisitions, and the refinance of existing debt. The credit facility is not secured by real estate. There were $37 million of letters of credit outstanding under this credit facility at June 30, 2005.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis. If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. We were in compliance with the financial covenants contained in our debt instruments at June 30, 2005.
     In certain transactions, Sunrise may also provide credit support arrangements or commitments to advance funds to portfolios of communities that Sunrise has developed or for which it acquired management contracts with an opportunity for significant occupancy increases. Sunrise has funded $10.8 million under these arrangements or commitments during the six months ended June 30, 2005 and expects to fund $6.5 million during the remainder of 2005.
     See Recent Developments for a discussion of similar arrangements and commitments entered into in connection with The Fountains transaction.
     We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available, will be sufficient to fund our short term liquidity needs, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $63 million to complete the consolidated communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites, excluding leases, is $115 million. We expect to develop the majority of these sites within ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flow from operations, together with borrowings under existing credit facilities, the committed credit facility and proceeds from the sale of selected real estate properties to new and existing ventures will be sufficient to fund the development and construction for these additional properties for at least the next twelve months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.
Impact of Changes in Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006. We believe the 2006 impact of adopting the new standard will be an additional $3.1 million of compensation expense.
     In June 2005, the FASB issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is 1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and 2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We are currently reviewing the impact of adopting EITF 04-05.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our notes receivable, investments and debt. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2005.
     We have investments in notes receivable and bonds and venture agreements. Investments in notes receivable are primarily with venture arrangements in which we have a minority equity ownership interest ranging from 7% to 50%. Six of the notes have adjustable rates. The majority of the investments in notes receivable and bonds have fixed rates. At June 30, 2005, we had minority equity ownership interests in 158 senior living properties, 26 of which are under development. We have 2 properties in which we own less than 10%, 129 properties in which we own between 10% and 20%, 7 properties in which we own between 21% and 30%, and 20 properties in which we own more than 30%. Investments in bonds are secured by the operating properties subject to the debt and are with properties that are managed by us.

     We utilize a combination of debt and equity financing to fund our development, construction and acquisition activities. We seek financing at the most favorable terms available at the time. When seeking debt financing, we use a combination of variable and fixed rate debt.
     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance of $25 million at June 30, 2005 constant, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.2 million.
     The table below details by category the principal amount, the average interest rates and the estimated fair market value of our notes receivable, investments, and debt. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at June 30, 2005.

	Maturity Date through June 30,
							Estimated
							Fair Market
(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Value
Assets
Notes receivable:
Fixed rate	$11,106	$2,204	$3,728	—	—	$5,491	$22,529
Average interest rate	7.7%	8.0%	15.0%	—	—	9.7%	—
Variable rate	$2,832	—	—	$7,126	—	$4,484	$14,442
Average interest rate	6.2%	—	—	5.4%	—	5.4%	—
Investments:
Mill Run bonds	—	—	—	—	—	$5,610	$5,610
Average interest rate	—	—	—	—	—	11.0%	—
Sunrise REIT convertible debentures	—	—	—	—	—	$22,390	$22,390
Average interest rate	—	—	—	—	—	5.8%	—
Liabilities
Debt:
Fixed rate	$9,294	$24,864	$128	$136	$146	$3,813	$38,858
Average interest rate	10.3%	7.7%	6.9%	6.9%	6.9%	6.9%	—
Variable rate	$6,473	$10,445	$4,276	$200	$200	$3,400	$24,994
Average interest rate	5.6%	4.8%	5.9%	3.8%	3.8%	3.8%	—
Convertible notes	—	—	—	$119,992	—	—	$179,988
Average interest rate	—	—	—	5.3%	—	—	—

Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2005. In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, no changes in Sunrise’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2005 were identified that have materially affected or are reasonably likely to materially affect Sunrise’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     For information regarding pending legal proceedings, see Note 5 to the condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
April 1 – 30, 2005	-	-	-	$10,641,154

May 1 – 31, 2005	173,990	$50.06	173,990	-

June 1 – 30, 2005	-	-	-	-

Total	173,990	$50.06	173,990	-

     On March 11, 2004, Sunrise’s Board of Directors approved a repurchase program for the repurchase of outstanding shares of common stock of Sunrise and/or our outstanding 5 1/4% convertible subordinated notes due 2009 up to an aggregate purchase price of $50 million. The program expired in May 2005.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On May 11, 2005, Sunrise held its 2005 annual meeting of stockholders. The annual meeting was called for the following purposes: (1) to elect two directors for terms of three years each; (2) to approve an amendment to Sunrise’s employee stock purchase plan to increase the aggregate number of shares of Sunrise’s common stock that may be made available for purchase under the plan from 300,000 shares to 1,050,000 shares; and (3) to transact any other business as may properly come before the annual meeting or any adjournments or postponements.

Directors	For	Withhold Authority to Vote
Ronald V. Aprahamian Teresa M. Klaassen	17,874,743 18,093,897	694,688 475,534
     The names of each of the other directors whose term of office continued after the annual meeting are as follows: Craig R. Callen, Paul J. Klaassen, Thomas J. Donohue, J. Douglas Holladay and William G. Little.
     The amendment to Sunrise’s employee stock purchase plan was approved at the meeting. The vote tabulation was as follows: 12,970,930 votes (94.5% of the total eligible votes excluding broker non-votes) were cast for approval of the amendment to Sunrise’s employee stock purchase plan, 719,937 votes (5.2 % of the total eligible votes excluding broker non-votes) were cast against such approval and 37,590 votes (0.3 % of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 4,840,974.
     There was no other business that was considered before the annual meeting.
Item 5. Other Information
     None
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2005.

SUNRISE SENIOR LIVING, INC. (Registrant)

/s/ Bradley B. Rush
––––––––––––––––––––––––
Bradley B. Rush
Chief Financial Officer

/s/ Barron Anschutz
––––––––––––––––––––––––
J. Barron Anschutz
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name
2.1	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.
10.1	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.
10.2	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002