Form 10-Q
period 2005-09-30
SUNRISE SENIOR LIVING INC
filed 2005-11-09
CIK 1011064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
          Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
     There were 42,785,319 shares of the Registrant’s common stock outstanding at November 1, 2005.

SUNRISE SENIOR LIVING, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2005

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,483	$141,883
Short-term investments	—	14,900
Accounts receivable, net	51,990	59,806
Notes receivable — affiliates	15,291	2,875
Deferred income taxes	26,565	25,412
Due from affiliates	66,538	55,823
Prepaid expenses and other current assets	29,683	29,996

Total current assets	308,550	330,695
Property and equipment, net	434,944	369,632
Notes receivable — affiliates	27,984	40,700
Management contracts and leaseholds, net	100,547	83,336
Costs in excess of assets acquired	164,279	123,713
Investments in unconsolidated senior living properties	127,678	93,016
Investments	7,569	7,416
Investments in affiliates	26,247	20,757
Other assets	49,823	36,491

Total assets	$1,247,621	$1,105,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,956	$185,219
Deferred revenue	13,936	6,202
Lifecare obligations	25,750	25,866
Current maturities of long-term debt	24,227	35,264

Total current liabilities	276,869	252,551
Long-term debt, less current maturities	201,884	156,402
Deferred income taxes	160,237	148,790
Other long-term liabilities	34,975	22,915

Total liabilities	673,965	580,658
Minority interests	1,373	1,580
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 42,745,188 and 41,152,550 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	427	412
Additional paid-in capital	273,028	247,999
Retained earnings	301,195	271,796
Deferred compensation — restricted stock	(11,450)	(4,535)
Accumulated other comprehensive income	9,083	7,846

Total stockholders’ equity	572,283	523,518

Total liabilities and stockholders’ equity	$1,247,621	$1,105,756

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Management and professional services	$372,331	$280,630	$1,004,142	$815,461
Resident fees	90,882	86,149	261,755	256,246

Total operating revenues	463,213	366,779	1,265,897	1,071,707

Operating expenses:
Management and professional services	341,736	257,680	918,150	750,450
Facility operating	69,642	65,144	201,092	193,632
General and administrative	24,143	18,556	62,212	54,168
Depreciation and amortization	8,976	5,001	20,107	15,033
Facility lease	12,219	10,766	36,625	34,238

Total operating expenses	456,716	357,147	1,238,186	1,047,521

Other income:
Operating properties	—	—	418	23,977
Pre-opened properties	2,898	2,189	4,232	6,967

Income from operations	9,395	11,821	32,361	55,130
Interest income (expense):
Interest income	1,592	2,045	4,786	5,418
Interest expense	(1,065)	(1,639)	(2,922)	(5,482)

Net interest income (expense)	527	406	1,864	(64)

Equity in earnings and return on investments in unconsolidated senior living properties	7,801	2,095	13,021	5,834
Minority interests	(185)	(176)	(581)	(622)

Income before provision for income taxes	17,538	14,146	46,665	60,278
Provision for income taxes	(6,489)	(5,234)	(17,266)	(22,303)

Net income	$11,049	$8,912	$29,399	$37,975

Earnings per share data:

Basic net income per common share	$0.27	$0.22	$0.71	$0.94

Diluted net income per common share	$0.24	$0.21	$0.66	$0.84

See accompanying notes (unaudited).

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$29,399	$37,975
Adjustments to reconcile net income to net cash provided by operating activities:
Other income from operating properties	(418)	(23,977)
Other income from pre-opened properties	(4,232)	(6,967)
Equity in earnings and return on investments in unconsolidated senior living properties	(10,266)	(5,834)
Distributions of earnings from unconsolidated senior living properties	4,985	3,034
Minority interests	581	622
Provision for bad debts	2,524	1,633
Provision for deferred income taxes	10,294	14,307
Depreciation and amortization	20,107	15,033
Amortization of financing costs	1,113	1,653
Amortization of deferred compensation	2,089	1,819
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	6,405	(7,878)
Prepaid expenses, due from affiliate, and other current assets	(2,707)	(24,159)
Other assets	712	2,697
Increase (decrease):
Accounts payable, accrued expenses, and other liabilities	29,515	67,228
Lifecare obligations	(116)	776
Deferred revenue	6,735	(2,210)

Net cash provided by operating activities	96,720	75,752
Investing activities
Acquisitions of property	(95,784)	(87,060)
Acquisitions of businesses and assets	(75,822)	—
Dispositions of property	45,404	77,410
Purchases of short-term investments	(36,775)	—
Proceeds from short-term investments	51,675	—
Increase in investments and notes receivable	(108,072)	(105,821)
Proceeds from investments and notes receivable	85,806	86,543
(Increase) decrease in restricted cash and cash equivalents	(5,639)	9,710
Contributions to investments in unconsolidated senior living properties	(45,731)	(18,565)
Distributions of capital from unconsolidated senior living properties	20,201	1,416

Net cash used in investing activities	(164,737)	(36,367)
Financing activities
Net proceeds from exercised options	19,611	20,379
Additional borrowings under long-term debt	125,225	44,308
Repayment of long-term debt	(90,688)	(29,152)
Net investment in minority interest	(788)	(724)
Financing costs paid	(32)	(260)
Repurchase of stock	(8,711)	(57,714)

Net cash provided by (used in) financing activities	44,617	(23,163)

Net (decrease) increase in cash and cash equivalents	(23,400)	16,222
Cash and cash equivalents at beginning of period	141,883	102,548

Cash and cash equivalents at end of period	$118,483	$118,770

See accompanying notes (unaudited).

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Interim Financial Presentation
     The accompanying unaudited condensed consolidated financial statements of Sunrise Senior Living, Inc. and subsidiaries (“Sunrise”) include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine-month periods ended September 30, 2005 and 2004 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read together with Sunrise’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in Sunrise’s 2004 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.
     On September 8, 2005, Sunrise’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend on Sunrise’s common stock. As a result of the stock split, Sunrise’s stockholders received one additional share of common stock for each outstanding share of common stock held at the close of business on September 20, 2005, effective October 3, 2005. All share and per share amounts in Sunrise’s consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
Reclassifications
     Certain 2004 balances have been reclassified to conform to the 2005 presentation.
Short-Term Investments
     Sunrise reclassified investments in auction market securities in the December 31, 2004 consolidated balance sheet from “Cash and cash equivalents” to “Short-term investments.”
Reclassification of Lifecare Obligations
     Sunrise reclassified the long-term portion of lifecare obligations totaling $24.0 million in the December 31, 2004 consolidated balance sheet from “Other long-term liabilities” to a current liability — “Lifecare obligations.” Historically, Sunrise recorded the non-current refundable amount of lifecare obligations in its consolidated balance sheet as a long-term liability in accordance with industry practice. The continuing care agreements at certain of Sunrise’s communities may be terminated by residents upon thirty days’ notice or are refundable upon reoccupancy. As a result of the industry practice being re-examined and the agreement provision described above, Sunrise determined that these refund obligations should be considered “callable” under Financial Accounting Standards Board (FASB) Statement No. 78, Classification of Obligations That Are Callable by the Creditor (“SFAS 78”), and should be classified as a current liability. While this reclassification increased current liabilities, it did not impact Sunrise’s cash flow in any period. In addition, it did not impact Sunrise’s compliance with debt covenants.
Other Income — Pre-Opened Properties
     Sunrise customarily provides pre-opening services for development land it holds prior to transferring the land to a venture or third party for further development. Sunrise generally receives and recognizes consideration for these pre-opening services, improvements, and reimbursement for land at the date of sale. Sunrise reclassified $2.2 million and $7.2 million during the three and nine months ended September 30, 2004, respectively, from “Management and professional services” revenue to “Other income — Pre-opened properties.” These amounts remain a component of income from operations.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Incentive Distributions
     Sunrise reclassified incentive distributions received from four ventures in the 2004 consolidated statement of income from “Management and professional services” revenue to “Equity in earnings and return on investments in unconsolidated senior living properties.” These amounts totaled $1.3 million and $3.7 million during the three and nine months ended September 30, 2004, respectively.
     Sunrise also reclassified incentive distributions in the 2004 consolidated statement of cash flows from changes in “Other assets” in operating activities to “Distributions of capital from unconsolidated senior living properties” in investing activities. Incentive distributions were $4.4 million during the nine months ended September 30, 2004.
Distributions of Earnings from Unconsolidated Entities
     Sunrise reclassified $3.0 million of distributions of earnings from unconsolidated entities in the 2004 consolidated statement of cash flows from “Distributions of investments” in investing activities to “Distributions of earnings from unconsolidated senior living properties” in operating activities.
2. Significant Accounting Policies
Investments
     Sunrise’s short-term investments and its investment in convertible debentures of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), a related party (see Note 12), an independent publicly traded Canadian real estate investment trust, are classified as available-for-sale securities. As such, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Reimbursable Expenses
     Revenue from management and professional services includes reimbursable expenses of unconsolidated ventures and other third party owners operated with Sunrise’s employees under long-term operating agreements and is recognized when services are rendered. The related expenses are included in management and professional services expense. Consistent with this presentation, Sunrise has recorded accrued salaries payable to its employees at the gross amounts and recognized a receivable from the communities for the reimbursable portion.
Stock-Based Compensation
     Stock options are granted to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Sunrise accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, does not recognize compensation expense for stock option grants. In addition, Sunrise grants restricted stock to officers and other key executives. These grants generally vest over one to ten years. Unvested amounts are reflected in “Deferred compensation-restricted stock” in the consolidated balance sheets and represent the fair value of shares at the date of grant, which is amortized as compensation expense over the vesting period.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     Had compensation expense for stock-based awards been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Sunrise’s net income and earnings per share would have been impacted as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$11,049	$8,912	$29,399	$37,975
Add: Compensation expense, net of tax	648	702	1,316	1,194
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effect	(4,639)	(2,811)	(7,313)	(8,172)

Pro forma	$7,058	$6,803	$23,402	$30,997

Basic net income per share:
As reported	$0.27	$0.22	$0.71	$0.94
Pro forma	$0.17	$0.17	$0.57	$0.76
Diluted net income per share:
As reported	$0.24	$0.21	$0.66	$0.84
Pro forma	$0.16	$0.16	$0.53	$0.70
     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Risk free interest rate	4.0-4.5%	3.5%
Dividend yield	0%	0%
Expected life (years)	5.6	3.9
Volatility	32.3%	48.7%
          In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise will adopt SFAS 123(R) on January 1, 2006 using the modified prospective method and, accordingly, the financial statements for prior periods will not reflect any restated amounts. Sunrise believes the 2006 impact of adopting the new standard will result in an additional $3.0 million of compensation expense.
Variable Interest Entities
     Sunrise’s ventures fall into one of three categories. First, Sunrise enters into development ventures whereby a third-party investor and Sunrise capitalize a venture to develop and operate senior living communities. Second, Sunrise and a third-party investor capitalize a venture to acquire an existing senior living property. Finally, as a part of Sunrise’s sale / long-term manage back program, Sunrise sells owned communities into a venture in which Sunrise holds a minority interest that is then capitalized by a third-party investor. These partnerships obtain non-recourse third-party debt. Sunrise generally does not have future requirements to contribute additional capital over and above the original capital commitments. All three types of ventures are established as real estate partnerships to own the underlying property. Sunrise enters into long-term management contracts to operate the community on behalf of the venture. Sunrise’s total investment in these ventures is comprised of Sunrise’s direct capital investment in these ventures and, when agreed to, subordinated debt provided and other short-term advances. At September 30, 2005, this total investment was $217.0 million not including any guarantees provided to these ventures as described in Note 8. The realization of these investments is dependent upon the ongoing operations of the ventures.
     At September 30, 2005, there are 12 ventures, in which Sunrise has an interest, that are variable interest entities (“VIEs”) under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Sunrise is the primary beneficiary of five of the 12 VIEs and, therefore, consolidates these five VIEs. These five VIEs contain five development communities that Sunrise is

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
developing for Sunrise REIT. Sunrise is not considered the primary beneficiary of the remaining seven VIEs and, therefore, accounts for these investments under the equity method of accounting. Four of these VIEs are development ventures and contain a total of three operating communities and 13 communities under development. One of the VIEs is an operating venture formed in 2000. Another VIE is a sale/manage back venture that contains a total of 28 operating communities. The final VIE is a venture that contains five operating communities recapitalized from a development venture, nine operating communities recapitalized from a sale/manage back venture and two operating communities previously wholly owned by Sunrise.
     Sunrise’s maximum loss exposure from these seven non-consolidated VIEs was $83.1 million at September 30, 2005.
Other Recent Accounting Standards
     In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Sunrise is currently reviewing the impact of adopting EITF 04-5 for partnerships formed prior to June 29, 2005.
3. Acquisitions
Greystone Communities, Inc.
     On May 10, 2005, Sunrise acquired 100 percent of the equity interests in Greystone Communities, Inc. (“Greystone”), a developer and manager of Continuing Care Retirement Communities (“CCRCs”). Through the acquisition of Greystone, Sunrise expanded into the not-for-profit sector, which is the largest segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs, pre-opening and ongoing management of an additional 17 communities that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. Sunrise paid $45 million in cash for Greystone and incurred approximately $1 million of transaction costs. Sunrise also may pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $53.5 million, subject to various adjustments as set forth in the acquisition agreement. The operating results of Greystone for the period from May 10, 2005 to September 30, 2005 are included in Sunrise’s consolidated statement of income. Pro forma information disclosing the results of operations for the current interim period and year ended December 31, 2004 was not material.
     The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The valuations of development and management contracts (determined using discounted cash flows) are subject to adjustment as additional information on certain estimates becomes available. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(1)
Management contracts	12
Costs in excess of assets acquired	35

Total purchase price (including transaction costs)	$46

     The portion of the purchase price allocated to management contracts will be amortized over the specific term of each individual management contract acquired which ranges from one to 14 years.
The Fountains
     On July 1, 2005, Sunrise formed a venture with an unrelated party, Arcapita, Inc. (“Arcapita”). Sunrise and the unconsolidated venture each acquired components of The Fountains, an Arizona based owner and operator of senior living communities.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     Sunrise acquired full ownership of one community, several undeveloped land parcels and certain other assets (including the underlying land and a related ground lease with respect to a community located in New Jersey) for approximately $29 million in cash, including transaction costs of $1.6 million. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Property & equipment, net	$24
Intangibles and costs in excess of assets acquired	5

Total purchase price (including transaction costs)	$29

     The operating results of the acquired components of The Fountains are included in Sunrise’s consolidated statement of income for the period from July 1, 2005 to September 30, 2005. Pro forma information disclosing the results of operations for the current interim period and year ended December 31, 2004 was not material.
     In addition, Sunrise contributed approximately $26 million in cash in exchange for a 20 percent interest in an unconsolidated venture formed with Arcapita. Arcapita contributed approximately $109 million in cash in exchange for an 80 percent interest in the venture. The venture paid approximately $459 million in cash to acquire 16 communities from The Fountains, including transaction costs of $16 million, plus the assumption of approximately $82 million in refundable entrance fee obligations. The majority of the entrance fee obligations are expected to be repaid with proceeds generated as new residents enter the communities. Approximately $331 million of the purchase price was obtained from the proceeds of non-recourse secured debt financing obtained by the venture from HSH Nordbank AG (the “Nordbank Loan”). Sunrise also agreed to pay the venture $12 million over 15 months for the right to enter into long-term management contracts with each of the 16 communities. Sunrise provided a liquidity support agreement for the scheduled debt service payments with respect to the Nordbank Loan and also entered into certain credit support arrangements with Arcapita (see Note 8).
Other Ventures
     On June 2, 2005, Sunrise made an additional $3.0 million investment in an existing unconsolidated venture, increasing Sunrise’s percentage ownership from five to 25%. The investment was previously accounted for using the cost method of accounting and is currently accounted for using the equity method of accounting.
4. Termination of Management Contracts
     In August 2005, a third party owner terminated a management contract for a community in which Sunrise was the manager. Sunrise recognized a $1.5 million termination fee, which is included in “Management and professional services revenue.” Sunrise also wrote-off the remaining $0.8 million unamortized management contract intangible asset.
5. Long-Term Debt
     Sunrise entered into new construction loans totaling $22.9 million related to six development properties during the nine months ended September 30, 2005. The loans mature in 2008. At September 30, 2005, the interest rates range from 6.0% to 10.6%. Sunrise repaid $10.0 million of construction loans during the nine months ended September 30, 2005.
     Sunrise has a $200 million unsecured corporate credit facility available from a syndicate of banks. The credit facility expires in September 2006 and has an extension option. Borrowings may be used for general corporate purposes, including investments, acquisitions, and the refinance of existing debt. There were $40.0 million in borrowings and $50.6 million of letters of credit outstanding under this credit facility at September 30, 2005. In November 2005, the $40.0 million was repaid.
6. Equity in Earnings and Return on Investments in Unconsolidated Senior Living Properties

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     In August 2005, Sunrise’s partner in an unconsolidated venture sold its ownership interest in 13 senior living communities to Sunrise REIT. The 13 senior living communities continue to be managed by Sunrise under long-term management contracts. Under the terms of the venture agreement, Sunrise realized $6.9 million in return on its investment and performance incentive distributions. In conjunction with this transaction, Sunrise’s interest in the venture increased from 20 percent to 25 percent.
     In June 2005, a venture in which Sunrise owns a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by Sunrise under long-term management contracts. Under the terms of the venture agreement, Sunrise recognized $4.1 million in return on its investment and performance incentive distributions. This amount was offset by $2.2 million of credit support payments, Sunrise’s share of start-up losses and interest expense related to an interest rate swap associated with a European venture.
7. Other Income – Pre-opened Properties
     In September 2005, Sunrise sold a development property to an unconsolidated venture in which Sunrise has a 32.8 percent ownership interest. Sunrise recognized $2.2 million and deferred $2.1 million using the installment method of accounting. In September 2005, Sunrise also sold a development property to an unconsolidated venture in which Sunrise has a 20 percent ownership interest and recognized approximately $0.5 million.
8. Commitments and Contingencies
      Refer to Sunrise’s Annual Report on Form 10-K, which describes its commitments existing at December 31, 2004, including debt guarantees ($78 million), financing obligations ($80 million), construction completion guarantees, operating deficit credit facilities and credit support arrangements. The following discussion provides information regarding additional commitments entered into during 2005.
Guarantees
     As a part of Sunrise’s operating strategy, Sunrise may provide limited debt guarantees to certain of its business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts.
     During the nine months ended September 30, 2005, Sunrise provided a $3.3 million debt guarantee and a $1.9 million last dollar debt guarantee related to development in the United Kingdom. A last dollar debt guarantee means that the third-party debt would have to be in default and the bank would have to enforce any remedies against the venture, including foreclosure, after which Sunrise would have to provide the difference between the loan amount and the amount recovered from such enforcement. In addition, a $3.6 million debt guarantee related to development in Germany terminated in July 2005.
     In October 2005, Sunrise provided a short-term guarantee in the amount of $6.7 million for another development in the United Kingdom. This guarantee is expected to terminate in November 2005.
     To date, Sunrise has not been required to fund any debt guarantees and currently does not believe that it will be required to fund any outstanding debt guarantees; however, Sunrise may be required to fund a $0.2 million financing obligation related to the acquisition of Marriott Senior Living Services (“MSLS”) to provide financing under a credit facility with respect to two communities.
Commitments
     In certain transactions, Sunrise may provide credit support arrangements to a community that Sunrise has developed or for which it has acquired management contracts with an opportunity for significant occupancy increases. At the commitment date, a liability is recorded for the probable estimated payments to be made. On a quarterly basis, Sunrise evaluates the estimated liability based on the operating results of the community and the terms of the agreement. If it is probable that Sunrise will be required to fund additional amounts than previously estimated, the additional amounts are recorded as a reduction of management and professional services revenue. Sunrise reduced management and professional services revenue by $3.9 million during the three months ended September 30, 2005 for payments expected to be made through the end of the arrangements.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     In connection with The Fountains transaction, Sunrise agreed to provide a liquidity support agreement for scheduled debt service payments with respect to the Nordbank Loan and entered into a credit support arrangement with Arcapita. Under the terms of the liquidity support agreement, Sunrise would be required to perform if the venture failed to make scheduled debt service payments under the Nordbank Loan and the bank pursued the Sunrise guarantee. Sunrise’s maximum exposure under this liquidity support agreement is $162 million in the event the venture does not make any of its required debt service payments and the Nordbank Loan is extended to its full term of seven years. Based on the projected operations of the communities, Sunrise does not expect to make any payments under the liquidity support agreement. The credit support arrangement requires payments to the venture if cash flow is below stated targets. Sunrise’s maximum exposure under the credit support arrangement is $7.7 million annually (pro rated for 2005). The liquidity support agreement and the credit support arrangement remain in place for up to seven years.
     Advances under the liquidity support agreement and the credit support arrangement are recoverable as loans and are generally repayable to Sunrise from proceeds from the sale of the properties, although there can be no assurance that such sale proceeds would be sufficient to repay such amounts. Under the terms of the venture arrangement, Arcapita has the right to terminate the management agreements with each of the communities in the portfolio if Sunrise defaults on the liquidity support agreement or credit support arrangements.
     Sunrise has funded $15.0 million under these arrangements or commitments during the nine months ended September 30, 2005 and expects to fund $7.2 million during the remainder of 2005.
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
     On September 23, 2005, a bus chartered to evacuate 37 residents from a Sunrise community near Houston, Texas in anticipation of Hurricane Rita caught fire, resulting in the deaths of 23 residents. Sunrise has been named as one of several defendants in three lawsuits filed in Texas state court as a result of the bus incident and could be named as a defendant in additional lawsuits in the future. In one of the lawsuits, the plaintiff is seeking $5 million in actual damages from the defendants – the bus company, the bus charter

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
company, the driver and Sunrise. In the second lawsuit, the plaintiff is seeking unspecified damages from the various defendants. In the third lawsuit, the plaintiffs are seeking unspecified actual and punitive damages from the various defendants. In the opinion of management, these lawsuits are not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations.
     In addition, Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on its business, financial condition, and results of operations.
9. Net Income per Common Share
     The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic net income per share:
Net income	$11,049	$8,912	$29,399	$37,975

Numerator for diluted net income per share:
Net income	$11,049	$8,912	$29,399	$37,975
Assumed conversion of convertible notes, net of tax	1,103	1,103	3,274	3,286

Diluted net income	$12,152	$10,015	$32,673	$41,261

Denominator:
Denominator for basic net income per common share-weighted average shares	41,652	40,463	41,173	40,723
Effect of dilutive securities:
Employee stock options and restricted stock	2,181	1,709	1,998	1,941
Convertible notes	6,696	6,696	6,696	6,696

Denominator for diluted net income per common share-weighted average shares plus assumed conversions	50,529	48,868	49,867	49,360

Basic net income per common share	$0.27	$0.22	$0.71	$0.94

Diluted net income per common share	$0.24	$0.21	$0.66	$0.84

     Certain shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.
10. Information about Sunrise’s Segments
     Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living services both domestically and internationally. International revenues from operations were $18.9 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively, and $45.6 million and $9.7 million for the nine months ended September 30, 2005 and 2004, respectively. International expenses from operations were $19.1 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively, and $46.1 million and $7.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
11. Comprehensive Income
     Comprehensive income for the periods ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$11,049	$8,912	$29,399	$37,975
Foreign currency translation adjustment	999	2,091	(4,058)	1,477
Unrealized gain on investment in affiliate	2,857	—	4,892	—
Equity interest in investees’ other comprehensive income	404	—	404	—

Comprehensive income	$15,309	$11,003	$30,637	$39,452

12. Related Party Transactions
Sunrise Real Estate Investment Trust
     In December 2004, Sunrise closed the initial public offering of Sunrise REIT, an independent entity Sunrise established in Canada. Sunrise REIT was formed to indirectly acquire, own and invest in income producing senior living communities in Canada and the United States. In connection with establishing Sunrise REIT, Sunrise entered into a 30-year strategic alliance agreement that gives Sunrise the right of first opportunity to manage all Sunrise REIT communities. In addition, Sunrise has the right to appoint two of the eight trustees that oversee the governance, investment guidelines, and operating policies of Sunrise REIT. Sunrise’s Chairman and Chief Executive Officer and President currently serve as trustees.
     Sunrise recognized $2.4 million and $5.6 million of management and professional services revenue from Sunrise REIT during the three and nine months ended September 30, 2005, respectively. Sunrise reduced management and professional services revenue by $1.5 million during the three and nine months ended September 30, 2005, respectively, for payments expected to be made under the income support agreement.
Sunrise Senior Living Foundation
     Sunrise Senior Living Foundation, Inc. (“SSLF”), a not-for-profit organization, operates two schools with day care centers, a corporate conference center, and a stand-alone day care center. Paul and Teresa Klaassen, Sunrise’s founders, are on the Board of Directors and serve as officers of SSLF. SSLF paid Sunrise for the use of office facilities and support services in the amount of $63,000 during the nine months ended September 30, 2005 and 2004, respectively, which is included in “Management and professional services” revenue in the consolidated statements of income. Sunrise manages the conference center for SSLF and leases employees who work at the conference center to SSLF. Salary and benefits for the leased employees, which are reimbursed by SSLF, totaled approximately $196,000 and $215,000 during the nine months ended September 30, 2005 and 2004, respectively. Sunrise rents the conference center for management, staff and corporate events and paid approximately $228,000 and $196,000 to SSLF during the nine months ended September 30, 2005 and 2004, respectively.
     The stand-alone daycare center subleases space from Sunrise under a sublease that expires September 30, 2013. Sublease payments are approximately $7,000 per month which equals payments made by Sunrise to the landlord for this space. These payments totaled $64,000 during the nine months ended September 30, 2005.
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
Ground Lease
     Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease, as amended, originally entered into in June 1986. Rent expense under this lease was $244,000 and $212,000 during the nine months ended September 30, 2005 and 2004, respectively.
Ground Lease to the Klaassens
     Paul and Teresa Klaassen lease real property located in Fairfax County, Virginia from Sunrise for use as a residence under a 99-year ground lease entered into in June 1994. The rent is $1.00 per month. This property is part of a parcel, which included a Sunrise community that was previously transferred by the Klaassens to Sunrise in connection with a financing transaction. As a condition to the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens. The Klaassens have permitted the residence to be used primarily for Sunrise business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise paid expenses totaling approximately $68,000 and $80,000 during the nine months ended September 30, 2005 and 2004, respectively.

Sunrise Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
13. Subsequent Events
     On August 31, 2005, Sunrise received notice from a third party owner of its intention to exercise its contractual rights to cancel 12 management contracts as of December 29, 2005. On October 31, 2005, Sunrise announced that it had agreed to accelerate termination of the 12 management contracts from December 29, 2005 to November 1, 2005. In connection with the cancellation of these management contracts, Sunrise received approximately $80.2 million in buyout fees and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005. Sunrise acquired these 12 contracts as part of the MSLS acquisition and allocated approximately $15 million of the purchase price to these contracts.
     On October 25, 2005, Sunrise closed a construction loan from Sunrise REIT for approximately $13.3 million for a property to be developed for Sunrise REIT. The debt will be transferred to Sunrise REIT and Sunrise will be released of its obligation when the property is sold to Sunrise REIT. The loan is secured by the development property.
     During October 2005, several consolidated Sunrise communities in Florida were affected by hurricane Wilma. Sunrise is assessing the impact to each of the communities and currently estimates that costs of approximately $3.0 million will be incurred in the fourth quarter of 2005 related to the impact of the hurricane.

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
     At September 30, 2005, we operated 425 communities, of which 407 communities are in the United States, 11 communities are in Canada, five communities are in the United Kingdom and two communities are in Germany, with a total resident capacity of approximately 53,000. We own or have an ownership interest in 213 of these communities and 212 are managed for third parties. During the three months ended September 30, 2005, we opened four new communities and assumed management of three new communities and terminated management of 2 communities. Additionally, as a result of The Fountains acquisition, we assumed management of 18 existing communities. The 25 communities added a combined resident capacity for over 5,000 residents. In addition, during this period, a venture in which we own a minority interest sold thirteen communities to Sunrise REIT which continue to be managed by us under long-term management contracts.
     At September 30, 2005, we provided pre-opening management and professional services to 39 communities under construction (combined capacity for over 4,600 residents), of which six communities are wholly-owned by us. In addition, we provided pre-opening and ongoing management of an additional 17 communities (capacity for 4,000 residents) that Greystone had under development for not-for-profit owners. During the three months ended September 30, 2005, we began construction on five new communities, of which four are in the United States and one is in Canada. We expect over 16 additional construction starts by the end of 2005, including approximately six in the United Kingdom and Germany.
     Refer to our 2004 Annual Report on Form 10-K and Note 1 to the condensed consolidated financial statements included herein for a discussion of our critical accounting policies, which relate to the development of properties, management of communities and our sale/long-term manage back program. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. For information regarding these various guarantees refer to Liquidity and Capital Resources.

Recent Developments
     Acquisition of Greystone Communities, Inc.
     On May 10, 2005, we acquired 100 percent of the equity interests in Greystone Communities, Inc. (“Greystone”), a developer and manager of Continuing Care Retirement Communities (“CCRCs”). Through the acquisition of Greystone, we expanded into the not-for-profit sector, which is the largest segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs (capacity for over 4,000 residents), pre-opening and ongoing management of an additional 17 communities (capacity for over 4,000 residents) that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. We did not acquire any real estate in this transaction, as these CCRCs are all owned by not-for-profit entities. We paid $45 million in cash for Greystone and incurred approximately $1 million of transaction costs. We may also pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential purchase price of $53.5 million, subject to various adjustments as set forth in the acquisition agreement.
     The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The valuations of development and management contracts (determined using discounted cash flows) are subject to adjustment as additional information on certain estimates becomes available. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(1)
Management contracts	12
Costs in excess of assets acquired	35

Total purchase price (including transaction costs)	$46

     The portion of the purchase price allocated to management contracts will be amortized over the specific term of each individual management contract acquired which ranges from one to 14 years.
     Acquisition of The Fountains
     On July 1, 2005, we formed a venture with an unrelated party, Arcapita, Inc. (“Arcapita”). Sunrise and the unconsolidated venture each acquired components of The Fountains, an Arizona based owner and operator of senior living communities.
     We acquired full ownership of one community, several undeveloped land parcels and certain other assets (including the underlying land and a related ground lease with respect to a community located in New Jersey) for approximately $29 million in cash, including transaction costs of $1.6 million. The purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Property & equipment, net	$24
Intangibles and costs in excess of assets acquired	5

Total purchase price (including transaction costs)	$29

     In addition, we contributed approximately $26 million in cash in exchange for a 20 percent interest in an unconsolidated venture formed with Arcapita, Inc. (“Arcapita”). Arcapita contributed approximately $109 million in cash in exchange for an 80 percent interest in the venture. The venture paid approximately $459 million in cash to acquire 16 communities from The Fountains, including transaction costs of $16 million, plus the assumption of approximately $82 million in refundable entrance fee obligations. The majority of the entrance fee obligations are expected to be repaid with proceeds generated as new residents enter the communities. Approximately $331 million of the purchase price was obtained from the proceeds of non-recourse secured debt financing obtained by the venture from HSH Nordbank AG (the “Nordbank Loan”). We also agreed to pay the venture $12 million over 15 months for the right to enter into long-term management contracts with each one of the 16 communities. We provided a liquidity support agreement for the scheduled debt service payments with respect to the Nordbank Loan and also entered into certain credit support arrangements with Arcapita (see Liquidity and Capital Resources).

     Termination of Management Contracts
     On August 31, 2005, we received notice from a third party owner of its intention to exercise its contractual rights to cancel 12 management contracts as of December 29, 2005. On October 31, 2005, we announced that we agreed to accelerate termination of the 12 management contracts from December 29 to November 1, 2005. In connection with the cancellation of these management contracts, we received approximately $80.2 million in buyout fees and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005. We acquired these 12 contracts as part of the Marriott Senior Living Services (“MSLS”) acquisition and allocated approximately $15 million of the purchase price to these contracts. The third party owner’s right to terminate these contracts is not related to our performance at any of these communities.
     MetLife Venture
     On September 28, 2005, we entered into a development venture in which we have a 20% ownership interest with MetLife for up to ten senior living properties with capacity for more than 900 residents. One development property was sold to the unconsolidated venture and we recognized approximately $0.5 million in other income – pre-opened properties. The remaining communities are scheduled to commence construction in either 2005 or 2006. We will manage all of the communities under long-term management contracts. The communities will feature assisted living care and services for seniors, including residents with Alzheimer’s disease and other forms of memory impairment, as well as independent living residences and services located on the same campuses as assisted living communities included in this development venture.
     Fox Hill
     In September 2005, we entered into an agreement with HSH Nordbank AG, acting through its New York branch, to jointly fund a venture for the development of Fox Hill, a luxury senior living community in Bethesda, Maryland, located near Washington D.C., with capacity for 330 residents. Fox Hill will offer a long list of upscale amenities, including a spa offering beauty and therapeutic treatments, a media center, an indoor driving range, an artists’ studio and a fully equipped fitness center complete with an indoor swimming pool and whirlpool. We will manage the community under a long-term management agreement.
     We currently have a 32.8 percent ownership interest in the unconsolidated venture. During the three months ended September 30, 2005, we recognized $2.2 million in other income – pre-opened properties and deferred $2.1 million using the installment method of accounting. The $2.1 million is expected be recognized upon the receipt of additional cash or the release of certain contingencies, which are expected to be satisfied in the fourth quarter of 2005.
     Stock Split
     On September 8, 2005, our Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend on our common stock. As a result of the stock split, our stockholders received one additional share of common stock for each outstanding share of common stock held at the close of business on September 20, 2005, effective October 3, 2005. All share and per share amounts in our consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
Results of Operations
     We currently derive our consolidated operating revenues from two primary sources: (1) management and professional services provided to communities owned by unconsolidated ventures and other third party owners, and (2) resident fees for the delivery of senior living services to our consolidated communities.
     Management and professional services revenue consists of management fees under long-term contracts for communities owned by unconsolidated ventures and other third parties and pre-opening service fees from development properties owned by third parties. The management fees are generally from 5% to 8% of a managed community’s total operating revenue. Pre-opening service fees consist of fees for site selection, zoning, property design, construction management, financing, hiring, training, licensing and marketing services. Additionally, management and professional services revenue includes reimbursable expenses from unconsolidated ventures and other third party owners operated with our employees under long-term operating agreements and is recognized when services are rendered. The related expenses are included in management and professional services expense, in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

     Resident fees consist of monthly fees paid by residents, their families, other responsible parties and Medicare / Medicaid. Approximately 91% and 92% of our resident fee revenue was derived from private pay sources during the nine months ended September 30, 2005 and 2004, respectively. The remaining revenue was primarily derived from Medicare / Medicaid. Resident fees from residents in our senior living communities consist of basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident-related services.
     Operating expenses are classified into the following categories: (1) management and professional services, which includes development and pre-opening expense and operating expenses reimbursable to us from communities owned by unconsolidated ventures and other third parties; (2) facility operating, which includes labor, food, marketing and other direct facility expenses for our consolidated communities; (3) general and administrative, which primarily includes headquarters and regional staff expenses and other administrative costs; (4) depreciation and amortization; and (5) facility lease, which relates to rental expenses at consolidated communities.
     Other income — Operating properties represents the gain recognized from the sale of operating senior living properties. Generally, upon sale of a community, we enter into a long-term management agreement to manage the community. Operating properties are considered properties that have accepted residents.
     Other income — Pre-opened properties represents the proceeds received for the value of land and related improvements performed by us prior to transferring the land to a venture or third party for further development. We generally receive consideration and recognize these pre-opening services and reimbursement for land at the date of sale.
     Equity in earnings and return on investments in unconsolidated senior living properties represents our ownership in the results of our unconsolidated subsidiaries and our return on investment from the sale or recapitalization of these unconsolidated subsidiaries.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     The following summarized table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Total operating revenues	$463,213	$366,779
Total operating expenses	(456,716)	(357,147)
Other income from pre-opened properties	2,898	2,189

Income from operations	9,395	11,821
Interest income	1,592	2,045
Interest expense	(1,065)	(1,639)
Equity in earnings and return on investments in unconsolidated senior living properties	7,801	2,095
Minority interests	(185)	(176)

Income before provision for income taxes	17,538	14,146
Provision for income taxes	(6,489)	(5,234)

Net income	$11,049	$8,912

     Operating Revenues
     Management and professional services revenue increased by $91.7 million, or 33%, to $372.3 million during the three months ended September 30, 2005 from $280.6 million during the three months ended September 30, 2004. This increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 51, or 16%, to 364 communities at September 30, 2005, from 313 communities at September 30, 2004. This growth resulted primarily from the addition of 21 new management contracts with third party owners (including 14 management contracts acquired in the Greystone acquisition and one management contract acquired in The Fountains acquisition), 14 newly developed venture communities, 16 venture communities acquired in conjunction with The Fountains acquisition and the sale of four consolidated communities to Sunrise REIT. This was partially offset by the termination of four management contracts with third party owners. Included in management and professional services revenue for the three months ended September 30, 2005 is a $1.5 million termination fee for the termination of a management contract, which was offset by a reduction of revenue of $3.9 million under credit support arrangements.
     Resident fees increased by $4.8 million during the three months ended September 30, 2005 to $90.9 million from $86.1 million during the three months ended September 30, 2004. Resident fees increased $7.7 million due to increases in occupancy and average daily rate. Offsetting this increase was a reduction of resident fees from communities we owned in the prior quarter that we no longer own. Consolidated communities decreased from 64 to 61 from September 30, 2004 to September 30, 2005, which reflects the closing of one community and the sale of four consolidated communities to Sunrise REIT, one of which was under development in the prior year quarter. This decrease was partially offset by the acquisition of one community through The Fountains acquisition. Since we continue to manage the communities that were sold to Sunrise REIT, revenue from these communities is included in management and professional services revenue in 2005.
     During the three months ended September 30, 2005, we had 169 communities (resident capacity of approximately 17,000) that were classified as “same-community” owned (communities in which we have an ownership interest and that were stabilized in both the three months ended September 30, 2005 and 2004). Stabilized communities are defined as those we have operated for at least 12 months or those that have achieved occupancy percentages of 95% or above at the beginning of the measurement period. Due in part to increased resident capacity of our communities and the general increase in competition, the lease-up period (period of time from opening to stabilization) is typically 12 to 20 months. Third quarter 2005 revenue for the same-community portfolio increased 6.3% over the third quarter of 2004 as a result of a 3.3% increase in the average daily rate ($135.06 compared to $130.77) and a 2.7% increase in occupancy (93.4% compared to 90.9%).

     Operating Expenses
     Management and professional services expense increased $84.0 million to $341.7 million during the three months ended September 30, 2005 from $257.7 million during the three months ended September 30, 2004. This increase is principally related to the increase in management and professional services revenue.
     Facility operating expense increased $4.5 million to $69.6 million during the three months ended September 30, 2005 compared to $65.1 million during the three months ended September 30, 2004. The facility operating expense changes are consistent with the increase in resident fees.
     General and administrative expense increased $5.5 million to $24.1 million during the three months ended September 30, 2005 compared to $18.6 million during the three months ended September 30, 2004. The change was primarily due to approximately $5.8 million in increased labor costs related to increased headcount from acquisitions and in anticipation of future growth. We also incurred approximately $0.9 million in transition costs related to the acquisition of the Fountains and during the three months ended September 30, 2005. These increases were partially offset by a $1.8 million reduction in self-insured benefit costs.
     Other Income
     Other income from operating properties and pre-opened properties fluctuates depending on the timing of the transactions and the satisfaction of certain operating contingencies. During the three months ended September 30, 2005, we recognized approximately $2.9 million in other income – pre-opened properties related to the sale of two development communities sold to ventures and deferred $2.1 million using the installment method of accounting. The remaining $2.1 million is expected to be recognized in the fourth quarter of 2005. During the three months ended September 30, 2004, we recognized $2.2 million in other income – pre-opened properties related to four development communities sold to ventures.
     Interest
     Interest income during the three months ended September 30, 2005 decreased by approximately $0.4 million to $1.6 million for the three months ended September 30, 2005 from $2.0 million for the three months ended September 30, 2004. The decrease is primarily due to the repayment of notes receivable from ventures.
     Interest expense during the three months ended September 30, 2005 decreased by approximately $0.5 million from the three months ended September 30, 2004. The decrease was a result of increased capitalized interest resulting from an increase in homes under development.
     Equity in Earnings and Return on Investments in Unconsolidated Senior Living Properties
     Equity in earnings and return on investments in unconsolidated senior living properties increased $5.7 million to $7.8 million during the three months ended September 30, 2005 compared to $2.1 million during the three months ended September 30, 2004, primarily because a venture in which we own a minority interest sold 13 senior living communities to Sunrise REIT. The 13 senior living communities continue to be managed by us under long-term management contracts. Under the terms of the venture agreement, we realized a $6.9 million return on our investment and performance incentive distributions. This was partially offset by a $1.1 million loss in one of our international ventures related to start-up losses.
     Provision for Income Taxes
     The provision for income taxes was $6.5 million and $5.2 million during the three months ended September 30, 2005 and 2004, respectively. The effective tax rate was 37% for both periods.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     The following summarized table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Total operating revenues	$1,265,897	$1,071,707
Total operating expenses	(1,238,186)	(1,047,521)
Other income from operating properties	418	23,977
Other income from pre-opened properties	4,232	6,967

Income from operations	32,361	55,130
Interest income	4,786	5,418
Interest expense	(2,922)	(5,482)
Equity in earnings and return on investments in unconsolidated senior living properties	13,021	5,834
Minority interests	(581)	(622)

Income before provision for income taxes	46,665	60,278
Provision for income taxes	(17,266)	(22,303)

Net income	$29,399	$37,975

     Operating Revenues
     Management and professional services revenue increased by $188.6 million, or 23%, to $1,004 million during the nine months ended September 30, 2005 from $815.5 million during the nine months ended September 30, 2004. This increase was primarily due to the growth in the number of communities which we manage, as described above. Included in management and professional services revenue for the nine months ended September 30, 2005 is a $1.5 million termination fee for the termination of a management contract, which was offset by a reduction of revenue of $3.9 million under credit support arrangements.
     Resident fees increased by $5.6 million during the nine months ended September 30, 2005 to $261.8 million from $256.2 million during the nine months ended September 30, 2004. Resident fees from currently operated communities increased $12.6 million due to increases in occupancy and average daily rate. This increase was offset by a $7.0 million reduction of resident fees from communities we owned in the prior quarter that we no longer own. Consolidated communities decreased from 64 to 61 from September 30, 2004 to September 30, 2005, which reflects the closing of one community and the sale of four consolidated communities to Sunrise REIT, one of which was under development in the prior year quarter. This decrease was partially offset by the acquisition of one community through The Fountains acquisition. Since we continue to manage the communities that were sold to Sunrise REIT, revenue from these communities is included in management and professional services revenue in 2005.
     Operating Expenses
     Management and professional services expense increased $167.7 million to $918.2 million during the nine months ended September 30, 2005 from $750.5 million during the nine months ended September 30, 2004. This increase is principally related to the increase in management and professional services revenue.
     Facility operating expense increased $7.5 million to $201.1 million during the nine months ended September 30, 2005 compared to $193.6 million during the nine months ended September 30, 2004. The facility operating expense changes are consistent with the changes noted in Resident Fees.
     General and administrative expense increased $8.0 million to $62.2 million during the nine months ended September 30, 2005 compared to $54.2 million during the nine months ended September 30, 2004. The increase was primarily due to approximately $8.8 million in increased labor costs related to additional headcount, increased professional services of $1.2 million and an increase of $1.5 million related to our continued expansion of our international operations. We also incurred approximately $1.0 million in transition costs related to the acquisition of the Fountains during the nine months ended September 30, 2005. These increases were partially offset by a $5.8 million reduction in self-insured benefit costs.
     Other Income
     Other income from operating properties and pre-opened properties fluctuates depending on the timing of the transactions and the satisfaction of certain operating contingencies. During the nine months ended September 30, 2005, we recognized $4.2 million in other income – pre-opened properties related to the sale of five development communities and deferred $2.1 million using the installment method of accounting related to one development community. The remaining $2.1 million is expected to be recognized in the fourth quarter of 2005. During the nine months ended September 30, 2004, we recognized $7.0 million in other income – pre-opened properties related to ten development communities sold to ventures. Additionally, we recognized $0.4 million of income from an operating property related to the satisfaction of certain contingencies on a previously sold property during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recognized $24.0 million of gains as certain operating and financing contingencies were met related to asset sales in 2003.

     Interest
     Interest income during the nine months ended September 30, 2005 decreased by approximately $0.6 million to $4.8 million from $5.4 million for the nine months ended September 30, 2004. The decrease is primarily due to the repayment of notes receivable from ventures which were sold to Sunrise REIT in 2005.
     Interest expense during the nine months ended September 30, 2005 decreased by approximately $2.6 million to $2.9 million from $5.5 million for the nine months ended September 30, 2004. The decrease was a result of increased capitalized interest resulting from an increase in homes under development.
     Equity in Earnings and Return on Investments in Unconsolidated Senior Living Properties
     Equity in earnings and return on investments in unconsolidated senior living properties increased $7.2 million to $13.0 million during the nine months ended September 30, 2005 compared to $5.8 million during the nine months ended September 30, 2004, primarily because a venture in which we own a minority interest sold 13 senior living communities to Sunrise REIT. The 13 senior living communities continue to be managed by us under long-term management contracts. Under the terms of the venture agreement, we realized a $6.9 million return on our investment and performance incentive distributions. This was partially offset by a $1.1 million loss in one of our international ventures related to start-up losses.
     Provision for Income Taxes
     The provision for income taxes was $17.3 million and $22.3 million during the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate was 37% for both periods.
Liquidity and Capital Resources
     We had $31.7 million in working capital at September 30, 2005, including $118.5 million of unrestricted cash and cash equivalents. In addition, we had $117.4 million available under credit facilities. Working capital decreased $46.4 million from $78.1 million at December 31, 2004. Changes in current assets and current liabilities primarily relate to the timing of collections of receivables from our property owners for operating expenses, including salaries, and insurance programs at communities that we manage.
     We have financed our operations primarily with cash generated from operations, short-term and long-term borrowings and proceeds from the sale of properties pursuant to our sale/long-term manage back program.
     At September 30, 2005, we had $226.1 million of outstanding debt at a weighted average interest rate of 6.1%, including $120.0 million of convertible notes. Of the amount of outstanding debt, we had $165.8 million of fixed-rate debt at a weighted average interest rate of 6.2% and $60.3 million of variable rate debt at a weighted average interest rate of 5.7%. Subject to available financing and to the extent that our share price exceeds the conversion price, it is our current intention to call the convertible notes in February 2006 upon expiration of the “no call” period. Since the convertible notes are in-the-money at September 30, 2005, we believe the note holders will convert the notes to equity.
Liquidity
     We have a $200 million unsecured corporate credit facility available from a syndicate of banks. The credit facility expires in September 2006 and has an extension option. Borrowings may be used for general corporate purposes, including investments, acquisitions, and the refinance of existing debt. There were $40.0 million in borrowings and $50.6 million of letters of credit outstanding under this credit facility at September 30, 2005. In November 2005, the $40.0 million was repaid.
     At September 30, 2005, we had $26.0 million of debt related to mortgage construction financing of which $21.4 is due within the next twelve months. This debt is used to finance the construction of communities which we intend to sell to Sunrise REIT, at which time the debt will be transferred to Sunrise REIT and we will be released of any obligation.

     Our debt instruments contain various financial covenants and other restrictions, including provisions which require us to meet specified financial tests. For example, our $200 million line of credit requires us not to exceed certain leverage ratios, maintain certain interest coverage ratios and to have a consolidated net worth of at least $387 million as adjusted each quarter and to meet other financial ratios. These tests are administered on a quarterly basis. If we fail to comply with any of these requirements, then the related indebtedness could become due and payable before its stated due date. We were in compliance with the financial covenants contained in our debt instruments at September 30, 2005.
Guarantees and Credit Support Arrangements
      Refer to Sunrise’s Annual Report on Form 10-K, which describes its commitments existing at December 31, 2004, including debt guarantees ($78 million), financing obligations ($80 million), construction completion guarantees, operating deficit credit facilities and credit support arrangements. The following discussion provides information regarding additional commitments entered into during 2005.
     As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts.
     During the nine months ended September 30, 2005, we provided a $3.3 million debt guarantee and a $1.9 million last dollar debt guarantee related to development in the United Kingdom. A last dollar debt guarantee means that the third-party debt would have to be in default and the bank would have to enforce any remedies against the venture, including foreclosure, after which we would have to provide the difference between the loan amount and the amount recovered from such enforcement. In addition, a $3.6 million debt guarantee related to development in Germany terminated in July 2005.
     In October 2005, we provided a short-term guarantee in the amount of $6.7 million for another development in the United Kingdom. This guarantee is expected to terminate in November 2005.
     To date, we have not been required to fund any debt guarantees and currently do not believe that we will be required to fund any outstanding debt guarantees; however, we may be required to fund a $0.2 million financing obligation related to the acquisition of MSLS to provide financing under a credit facility with respect to two communities.
Commitments
     In certain transactions, we may provide credit support arrangements for a community that we have developed or for which we have acquired management contracts with an opportunity for significant occupancy increases. If the payments are not recoverable as an advance, a liability is recorded for the estimated payments to be made at the commitment date. On a quarterly basis, we evaluate the estimated liability based on the operating results of the community and the terms of the agreement. If it is probable that we will be required to fund additional amounts than previously estimated, the additional amounts are recorded as a reduction of management and professional services revenue. We reduced management and professional services revenue by $3.9 million during the three months ended September 30, 2005 for payments expected to be made through the end of the arrangements. We have funded $15.0 million under these arrangements or commitments during the nine months ended September 30, 2005 and expect to fund $7.2 million during the remainder of 2005.
     In connection with The Fountains transaction, we agreed to provide a liquidity support agreement for scheduled debt service payments with respect to the Nordbank Loan and entered into a credit support arrangement with Arcapita. Under the terms of the liquidity support agreement, we would be required to perform if the venture failed to make scheduled debt service payments under the Nordbank Loan and the bank pursued the guarantee. Our maximum exposure under this liquidity support agreement is $162 million in the event the venture does not make any of its required debt service payments and the Nordbank Loan is extended to its full term of seven years. Based on the projected operations of the communities, we does not expect to make any payments under the liquidity support agreement. The credit support arrangement requires payments to the venture if cash flow is below stated targets. Our maximum exposure under the credit support arrangement is $7.7 million annually (pro rated for 2005). The liquidity support agreement and the credit support arrangement remain in place for up to seven years.
     Advances under the liquidity support agreement and the credit support arrangement are recoverable as loans and are generally repayable to us from proceeds from the sale of the properties, although there can be no assurance that such sale proceeds would be sufficient to repay such amounts. Under the terms of the venture arrangement, Arcapita has the right to terminate the management agreements with each of the communities in the portfolio if we default on the liquidity support agreement or credit support arrangements.
     We have funded $15.0 million under these arrangements or commitments during the nine months ended September 30, 2005 and expect to fund $7.2 million during the remainder of 2005.

     We estimate that it will cost approximately $119.9 million to complete the consolidated communities we currently have under construction. We have entered into contracts to purchase and lease additional sites. The total contracted purchase price of these sites, excluding leases, is $156.5 million. We expect to develop the majority of these sites within ventures. This limits the amount of capital required by us to complete the development of the communities. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.
Cash Flows
     Net cash provided by operating activities during the nine months ended September 30, 2005 and 2004, was approximately $96.7 million and $75.8 million, respectively. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of the payment to vendors for communities that we operate. The reimbursement for these costs will vary as some costs are pre-funded, such as payroll, while others are reimbursed after incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables from owners for our managed communities.
     Net cash used in investing activities was $164.7 million and $36.4 million during the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash used in investing activities is primarily due to the acquisitions of Greystone and The Fountains of $75.8 million. During the nine months ended September 30, 2005, we received $45.4 million from the disposition of property compared to $77.4 million during the nine months ended September 30, 2004. Additionally, we received $14.9 million in net proceeds from short-term investments.
     Net cash provided by financing activities was $44.6 million during the nine months ended September 30, 2005 compared to net cash used in financing activities of $23.2 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we borrowed an additional $125.2 million offset by repayments of $90.7 million. During the nine months ended September 30, 2004, we borrowed an additional $44.3 million, offset by repayments of $29.2 million.
Impact of Changes in Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006 using the modified prospective method and accordingly, the financial statements for prior periods will not reflect any restated amounts. We believe the 2006 impact of adopting the new standard will result in an additional $3.0 million of compensation expense.
     In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We are currently reviewing the impact of adopting EITF 04-5 for partnerships formed prior to June 29, 2005.
Subsequent Events
     On August 31, 2005, we received notice from a third party owner of its intention to exercise its contractual rights to cancel 12 management contracts as of December 29, 2005. On October 31, 2005, we announced that we had agreed to accelerate termination of the 12 management contracts from December 29, 2005 to November 1, 2005. In connection with the cancellation of these management contracts, we received approximately $80.2 million in buyout fees and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005. We acquired these 12 contracts as part of the MSLS acquisition and allocated approximately $15 million of the purchase price to these contracts. The third party owner’s right to terminate these contracts is not related to our performance at any of these communities. We had expected to receive $8.5 million in management fees related to these contracts during the year-ended December 31, 2006.
     On October 25, 2005, we closed a construction loan from Sunrise REIT for approximately $13.3 million for property to be developed for Sunrise REIT. The debt will be transferred to Sunrise REIT and we will be released of our obligation when the property is sold to Sunrise REIT. The loan is secured by the development property.

     During October 2005, several of our consolidated communities in Florida were affected by hurricane Wilma. We are assessing the impact to each of the communities and currently estimate that costs of approximately $3.0 million will be incurred in the fourth quarter of 2005 related to the impact of the hurricane.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to market risk from changes in interest rate risk primarily through variable rate debt, variable rate notes receivable and variable rate bonds. We have investments in bonds, notes receivable, and venture agreements. Six of the notes have adjustable rates. The majority of the notes receivable have fixed rates.
     The table below details by category the principal amount, the average interest rates and the estimated fair market value of our notes receivable, investments, and debt. Some of the notes receivable and some items in the various categories of debt, excluding the convertible notes, require periodic principal payments prior to the final maturity date. The fair value estimates for the notes receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to Sunrise for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at September 30, 2005.
Maturity Date through September 30,

								Estimated
							Total Carrying	Fair Market
(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Value	Value
Assets
Notes receivable:
Fixed rate	$11,299	$6,067	—	—	—	$11,349	$28,715	$28,715
Average interest rate	7.7%	12.4%	—	—	—	6.8%	—	—
Variable rate	$3,992	—	$7,126	—	—	$3,442	$14,560	$14,560
Average interest rate	6.7%	—	6.4%	—	—	7.4%	—	—
Investments:
Mill Run bonds	—	—	—	—	—	$5,710	$5,710	$5,710
Average interest rate	—	—	—	—	—	11.0%	—	—
Sunrise REIT convertible debentures	—	—	—	—	—	$26,247	$26,247	$26,247
Average interest rate	—	—	—	—	—	5.8%	—	—

Liabilities
Debt:
Fixed rate	$21,778	$16,834	$3,091	$136	$146	$3,785	$45,770	$45,899
Average interest rate	10.1%	7.3%	8.8%	6.9%	6.9%	6.9%	—	—
Variable rate	$2,449	$8,456	$4,226	$1,618	$40,200	$3,400	$60,349	$60,349
Average interest rate	6.0%	5.1%	6.4%	5.8%	5.8%	3.8%	—	—
Convertible notes	—	—	—	$119,992	—	—	$119,992	$206,306
Average interest rate	—	—	—	5.3%	—	—	—	—
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2005. In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, no changes in Sunrise’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2005 were identified that have materially affected or are reasonably likely to materially affect Sunrise’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     For information regarding pending legal proceedings, see Note 8 to the condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2005.
SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Bradley B. Rush

Bradley B. Rush
Chief Financial Officer

/s/ Barron Anschutz

J. Barron Anschutz
Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name
10.1 #	Non-Employee Director Fees and Other Compensation incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2005

10.2 #	Form of Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2005

10.3 #	Summary of Compensation Arrangement for Chief Financial Officer

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
# Represents a management contract or compensatory plan, contract or arrangement.