Form 10-K
period 2005-12-31
SUNRISE SENIOR LIVING INC
filed 2006-03-16
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-16499
SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1746596

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer 5 Identification No.)

7902 Westpark Drive McLean, VA	22102

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 273-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated Filer ☐           Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price on the New York Stock Exchange on June 30, 2005) was $949.9 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.
The number of shares of Registrant’s Common Stock outstanding was 50,332,098 at March 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our 2006 annual meeting proxy statement are incorporated by reference into Part III of this report.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully integrate Greystone Communities, Inc. and The Fountains into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses and our growth, market factors that could affect the value of our communities, the risks of downturns in general economic conditions, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.
PART I
Item 1. Business
Overview
     Sunrise, a Delaware corporation, is a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.
     Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our four primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities, (2) adding additional communities through new construction, primarily with venture partners, (3) adding management contracts through selective acquisitions and (4) generating revenue through the deployment of assets on our balance sheet.
     At December 31, 2005, we operated 415 communities, including 397 communities in the United States, 11 communities in Canada, five communities in the United Kingdom and two communities in Germany, with a total resident capacity of approximately 51,000. We own or have an ownership interest in 217 of these communities and 198 are managed for third parties. In 2005, we added management of 35 communities which we own or in which we have an ownership interest, including 17 communities acquired from the acquisition of assets from The Fountains, an Arizona-based owner and operator of senior living communities (“The Fountains”). The 35 communities added a combined resident capacity for over 7,500 residents. We also added management of 20 new communities owned by independent third parties, including 14 through management contracts acquired from the acquisition of Greystone Communities, Inc. (“Greystone”). As part of the acquisition of assets from The Fountains, we also acquired management of an existing community which we lease to a third party. In 2005, third-party owners terminated 20 of our management contracts.
     At December 31, 2005, we provided pre-opening management and professional services to 50 communities under construction, of which 33 communities are in the United States, one community is in Canada, ten communities are in the United Kingdom, and six communities are in Germany, with a combined capacity for over 6,400 residents. We own 100% of eight of these communities, seven of which are expected to be sold to Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity we established in Canada during 2004 to acquire, own and invest in income producing senior living communities in Canada and the United States. In 2005, we began construction on 29 new communities, of which 18 are in the United States, six are in the United Kingdom, four are in Germany and one is in Canada.
2005 Developments
Acquisitions
     In May 2005, we acquired 100% of the equity interests in Greystone, a developer and manager of continuing care retirement communities (“CCRCs”). Through the acquisition of Greystone, we expanded into the not-for-profit sector, which is the largest ownership segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs (capacity for over 4,000 residents), pre-opening and ongoing management of an additional 17 communities (capacity for over 4,000 residents) that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements.

     In July 2005, an unconsolidated venture between us and a third party acquired 16 senior living communities owned or controlled by The Fountains. As a result of the acquisition, we assumed management of these communities, as well as two other Fountains communities (one of which Sunrise acquired from The Fountains and the other of which Sunrise leases to a third party pursuant to a ground lease acquired from the Fountains), with the portfolio totaling more than 4,000 units in 11 states. We also acquired full ownership of one community, several undeveloped land parcels and certain other assets (including the underlying land and a related ground lease with respect to a community located in New Jersey).
     In 2005, we also assumed management of six additional communities.
Termination of Management Contracts
     In November 2005, Five Star Quality Care, Inc. (“Five Star”) terminated 12 management contracts for which we were the manager. We recognized an $80.2 million buy-out fee and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005. We also wrote-off the related remaining $13.8 million unamortized management contract intangible asset. In February 2006, Five Star terminated an additional long-term management contract and we received a termination fee of $4.8 million. Five Star’s right to terminate these contracts was not related to our performance at any of these communities.
     In 2005, other third-party owners terminated eight additional management contracts for which we were the manager. The third-party owners’ right to terminate these contracts was not related to our performance at any of these communities.
Redemption of Convertible Notes
     In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009. Prior to the redemption date, substantially all of the approximately $120 million principal amount of the notes outstanding were converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture agreement governing the notes.
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
     The senior living industry is highly fragmented and characterized predominantly by numerous local and regional senior living operators. Senior living providers may operate freestanding independent living, assisted living or skilled nursing residences, or communities that feature a combination of senior living options such as CCRCs, which typically consist of large independent living campuses with assisted living and skilled nursing sections. The level of care and services offered by providers varies along with the size of communities, number of residents served and design of communities (for example, purpose-built communities or refurbished structures).
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
     Assisted Living Extended Levels of Care
     We offer various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. We charge an additional daily fee based on additional staff hours of care and services provided. These extended levels of care allow us, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive community. Approximately 30% of our assisted living residents participated in extended levels of care at December 31, 2005.
     Reminiscence Care
     We believe our Reminiscence neighborhoods distinguish us from many other senior living providers that do not provide such specialized care. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services needed to help cognitively impaired residents, including residents with Alzheimer’s disease, maintain a higher quality of life. Specially trained staff members provide basic care and other specifically designed care and services to cognitively impaired residents in separate areas of our communities. Cognitively impaired residents who require additional care and services pay a higher daily rate based on additional staff hours of care and services provided. Approximately 27% of our assisted living residents participated in the Reminiscence program at December 31, 2005.
     Medication Management
     Many of our assisted living residents also require assistance with medications. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring. We charge an additional daily fee for this service.

  Independent Living, Skilled Nursing and Other Services
     In some of our communities, we also offer independent living for residents and in other communities we offer skilled nursing care. We have team members specially trained to serve residents in these communities in compliance with the appropriate state and federal licensing statutes. Additionally, we offer home health assisted living services through Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture with two third parties, in several East Coast markets and Chicago. The Sunrise At Home program offers assisted living services by highly trained staff members in customers’ own homes. The Sunrise At Home program offers different services (for example, emergency response/notification, medication set-up and monitoring, health monitoring and assistance with activities of daily living), and levels of care from which customers may choose to meet their specific care needs.
     While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.
  Managed Communities
     In addition to managing our owned communities and communities in which we retain an ownership interest, we also manage for third-party owners 198 operating communities and 11 communities under development with a total resident capacity of over 28,000. The management contracts for these communities have various terms extending through December 2038. We intend to continue to capitalize on our brand awareness and management services experience by seeking to enter into third-party management and development contracts with other owners of senior living communities.
Properties
     We operated 415 senior living communities with a resident capacity of approximately 51,000 at December 31, 2005. In addition, we had 50 communities under construction with a resident capacity of over 6,400 at December 31, 2005. We manage communities that we own, communities in which we have an ownership interest and communities owned by third parties. The following tables summarize our portfolio of operating communities and communities under construction at December 31, 2005.
  Operating Communities

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed
Alabama	—	—	1	—	—	194
Arizona	2	1	3	257	390	971
Arkansas	—	—	1	—	—	163
California	5	29	18	715	2,739	2,543
Colorado	1	7	3	74	623	479
Connecticut	2	1	3	168	102	518
District of Columbia	—	2	1	—	343	136
Delaware	—	1	4	—	82	677
Florida	6	2	8	1,687	795	2,281
Georgia	3	5	13	98	630	1,084
Hawaii	—	—	1	—	—	392
Illinois	1	14	10	303	1,508	1,032
Indiana	4	—	3	279	—	624
Kansas	—	—	1	—	—	164
Kentucky	—	—	3	—	—	335
Louisiana	—	2	2	—	161	98
Maryland	3	2	11	513	233	1,277
Maine	—	1	—	—	185	—
Massachusetts	—	8	7	—	603	575
Michigan	1	8	3	77	1,045	300
Minnesota	—	4	12	—	364	590
Missouri	1	2	2	77	296	179
Nebraska	—	—	1	—	—	166
Nevada	—	—	1	—	—	94

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed
New Jersey	1	15	13	124	1,255	1,977
New Mexico	2	—	—	97	—	—
New York	—	14	3	—	1,399	473
North Carolina	2	1	7	166	207	750
North Dakota	2	—	—	94	—	—
Ohio	13	4	6	840	229	822
Oklahoma	—	1	2	—	291	240
Pennsylvania	4	14	1	765	1,135	188
South Carolina	1	—	7	39	—	741
Tennessee	—	—	1	—	—	115
Texas	1	—	16	145	—	3,274
Utah	—	—	1	—	—	168
Virginia	6	7	14	1,462	765	1,115
Washington	—	2	5	—	221	407
West Virginia	—	—	1	—	—	167
United Kingdom	—	5	—	—	511	—
Germany	—	2	—	—	198	—
Canada	—	2	9	—	175	899

Total	61	156	198	7,980	16,485	26,208

  Communities Under Construction

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed
Arizona	1	1	—	95	75	—
California	1	2	—	77	198	—
Florida	—	—	1	—	—	60
Illinois	—	—	2	—	—	751
Kansas	—	3	—	—	268	—
Maryland	—	1	—	—	407	—
Massachusetts	—	—	1	—	—	219
Michigan	1	2	—	91	129	—
Nevada	—	—	1	—	—	212
New Jersey	—	1	1	—	91	85
New York	1	—	1	94	—	246
Oklahoma	—	—	1	—	—	174
Pennsylvania	—	1	—	—	92	—
Texas	2	4	1	303	331	265
Utah	1	—	—	95	—	—
Virginia	—	—	1	—	—	72
Wisconsin	—	—	1	—	—	192
United Kingdom	—	10	—	—	930	—
Germany	—	6	—	—	630	—
Canada	1	—	—	256	—	—

Total	8	31	11	1,011	3,151	2,276

New Community Development
     As part of our growth strategy, we develop and acquire senior living communities in top U.S. and international major metropolitan markets. We develop and acquire these senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties. We target sites for development and acquisition in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective location, we consider a number of factors, including:
•	market area demographics (population, income, age, etc.);

•	market area demand and competitive supply;

•	target site characteristics (visibility, etc.);

•	probability of obtaining zoning approvals; and

•	the ability to cluster our communities to optimize management resources.
  Development
     Since our initial public offering in June 1996, we have completed development of 167 new communities with the capacity for over 14,000 residents. At December 31, 2005, we had an additional 50 communities under construction with resident capacity of over 6,400 and had entered into contracts to purchase or lease 36 additional sites for new community development. These sites are located in Arizona, California, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Pennsylvania, Texas, Utah, Virginia, Washington, Canada, Germany and the United Kingdom. We continue to pursue additional locations in these and other states as market conditions warrant.

     The majority of our new development continues to be Sunrise assisted living mansions, the model that we have developed and refined since 1985. Sunrise’s mansion model incorporates high quality, award-winning architectural and interior design and is purpose-built to provide a comfortable and homelike experience to residents. This prototype model is very flexible, allowing the company to meet the architectural preferences of consumers in different areas of the country and the challenges associated with limited development space. Continuous improvement of our signature mansion model allows us to control development costs, maintain consistency and improve operational efficiency.
     An increasing percentage of our development will be in the form of independent living communities with a variety of structures, including both rental and equity purchase models. These independent living communities will leverage our experience in providing senior living services. Like our prototype assisted living mansions, we believe our independent living communities will establish distinctive Sunrise signatures and reinforce the awareness of Sunrise as the premier senior living brand in our markets.
     The primary milestones in the development process are:
•	site selection and contract signing;

•	zoning, site plan approval and building permits;

•	construction; and

•	community opening.
     In the United States, it generally takes three to four years to deliver a new Sunrise community once a market has been identified. Site selection and contract signing typically take three to nine months. Zoning and site plan approval generally take 12 months, and are typically the most difficult steps in the development process due to our selective location strategy and focus on mature communities. Our equity purchase or entrance fee projects may require approximately 65% of the units to be “pre-sold” which will add nine to 24 months to the overall development schedule. Community construction normally takes 12 to 24 months. We believe our extensive development experience gives us an advantage relative to many of our competitors in obtaining necessary governmental approvals and completing construction in a timely manner. After a community receives a certificate of occupancy, residents usually begin to move in within one month.
     Our development activities are coordinated by experienced staff, who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and construction functions are contracted to experienced, outside architects and contractors.
     Consistent with our transformation into a senior living management services company, we expect substantially all of our future development activities to be conducted with development venture partners or for third parties. We have already entered into venture arrangements with third parties to develop projects in the United States, the United Kingdom, Germany and Canada. We are providing management and professional services to the ventures on a contract-fee basis with rights to acquire the assets in the future, but with no obligation to acquire such assets. We generally have ownership interests in these unconsolidated ventures ranging from five to 25%. We will manage these communities pursuant to long-term management contracts.
     As we continue to increase our development activities outside the United States, we intend to follow a similar process to that pursued in the United States.
     Community Acquisitions
     As part of our growth strategy, we also seek to acquire new management contracts for senior living communities in top U.S. and international major metropolitan markets. We expect to partner with capital providers for such transactions. In evaluating possible acquisitions, we consider various factors, including:
•	location, construction quality, condition and design of the community;

•	current and projected community cash flow;

•	the ability to increase revenue, occupancy and cash flow by providing a full range of senior living services;

•	costs of community repositioning, including any renovations; and

•	the extent to which the acquisition will complement our development plans.

     As part of this growth strategy, excluding The Fountains and Greystone transactions described above, we partnered with multiple capital partners in 2005 to acquire five operating communities with a combined capacity for over 600 residents.
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
     In the United States, we are currently organized into five geographic regions: Northeast and Florida; Heartlands and California; Mid-Atlantic; Canada, Northwest and Midwest; and Southeast. We have regional offices in each region. We also have regional offices in London, England, Frankfurt, Germany and Toronto, Canada, supporting our communities open or under construction in those locations. Each region is headed by a vice president of operations with extensive experience in the senior housing, health care and senior living industries that oversee area managers or area vice presidents of operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a dining specialist and a programming specialist.
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
     For department managers, we have developed the “mentor program,” which partners each new manager with an experienced, successful manager. Under this program, new managers typically receive a week of training including classroom, on the job and corporate orientation. Thereafter, the mentor maintains regular contact with the new manager to provide ongoing support and guidance. Region-based classroom training also is provided monthly for department managers in specialized areas, including our Reminiscence program, social and volunteer programs, human resources, staffing and scheduling and medication management.
     We also have developed the “executive director development program,” which offers a structured curriculum to train individuals to become executive directors at Sunrise. This program recruits successful, strong leaders from our department head ranks and provides them with an accelerated training curriculum to prepare them to be Sunrise executive directors.
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
     Third-Party Reviews. To evaluate customers’ perception of our service, we conduct an annual survey through The Gallup Organization. In this survey, family members and residents provide feedback regarding their experience at the community. In addition, we implement a monthly mystery shop program which measures the customer experience during the sales process. This includes perceptions of service delivery. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record keeping and coordination of medications.
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
     Each community has at least one dedicated sales person responsible for community-specific sales efforts. The community-based sales staff and executive director are supported by an area sales manager who is responsible for coaching, development and performance management of community sales staff as well as supporting the development of the local marketing strategy.
     Core marketing and sales communication elements include local and regional print, local and network radio, direct mail, yellow pages, community signage, personal contacts with prospective referral sources, open houses, health fairs, grand openings for new communities, various community receptions and more. Sales training and development programs are in place to continuously increase the skills and competencies of community-based sales staff and area sales managers.
Competition
     The senior living industry is competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are less substantial than they are for the skilled nursing segment. We have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living communities. This competition could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings.

Government Regulation
     Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address:
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
     Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities that are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. In addition, some licensed assisted living communities may participate in state Medicaid-waiver programs. Such communities must meet certain federal and/or state requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities that participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries and recipients.
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
     Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope of care given to residents, licensing and certification standards are revised, or a determination is made that the care provided by one or more of our communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect us, such as reductions in Medicare or Medicaid program funding.
     We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any

remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Recently other health care providers have faced enforcement action under the False Claims Act. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenue could be affected if it were subject to an action alleging such violations.
     We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. In addition, many states have confidentiality laws, which in some cases may exceed the federal standard. We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA. Although HIPAA requirements affect the manner in which we handle health data and communicate with payors at covered communities, the cost of compliance does not have a material adverse effect on our business, financial condition or results of operations.
Employees
     We had 40,288 employees, including 22,366 full-time employees, of which 913 were employed at our corporate headquarters at December 31, 2005. We believe employee relations are good.
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
Item 1A. Risk Factors
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
     At December 31, 2005, we operated 415 communities, including 397 communities in the United States, 11 communities in Canada, five communities in the United Kingdom and two communities in Germany, with a total resident capacity of approximately 51,000. We currently expect that the number of our managed communities will increase substantially as we pursue our future growth plans. We plan to grow through our existing operations, development and acquisition of senior living communities and entering into new management contracts for senior living communities in top U.S. and international major metropolitan markets. As we continue to grow our business, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or to continue to be able to attract, train, motivate, manage and retain key employees to successfully integrate new acquisitions into our existing business and manage any future acquisitions of additional senior living communities without operating disruptions or unanticipated costs. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Similarly, we could encounter unforeseen difficulties and expenditures relating to our acquisitions, including contingent or other unexpected liabilities. Our failure to successfully integrate any future acquisitions into our existing business could have a material adverse effect on our results of operations and financial condition.
The operations of Sunrise and other entities that we have or may acquire may not be integrated successfully, and the intended benefits of such transactions may not be realized, each of which could have a negative impact on our revenues, expenses and operating results.
     Our recent acquisitions of Greystone and The Fountains pose risks for our ongoing operations, including the risks that:
•	the acquired portfolios may not perform as well as we anticipate due to various factors, including disruptions caused by the integration of operations with us and changes in macro-economic conditions;

•	the diversion of management attention to the integration of the operations of the acquisitions could have a material adverse effect on the continued operation and expansion of our existing business;

•	we may not effectively integrate the operations of Greystone and The Fountains;

•	we may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of Greystone and The Fountains’ employees; and

•	following the transaction, we may not achieve expected cost savings and operating efficiencies in connection with the acquisition of Greystone and The Fountains, such as the elimination of redundant administrative costs and community management costs.
     Our acquisition of other entities in the ordinary course of business may pose similar risks to us. If we fail to successfully integrate Greystone and The Fountains or other acquisitions and/or fail to realize the intended benefits of such transactions, such failure could have a material adverse effect on our revenues, expenses and operating results and the market price of our common stock could decline from its market price at the time of completion of such acquisitions.
We are a “promoter” of Sunrise REIT under Canadian securities laws and, as such, are jointly and severally liable with Sunrise REIT for any misrepresentation in Sunrise REIT’s prospectus.
     In December 2004, Sunrise REIT completed an initial public offering in Canada. Under applicable Canadian securities laws, we were deemed to be a “promoter” of Sunrise REIT. As a promoter of Sunrise REIT, we were required to sign a certificate in Sunrise REIT’s prospectus stating that it contains full, true and plain disclosure of all material facts relating to the securities being offered. Under applicable Canadian securities laws, we will continue to be a “promoter” of Sunrise REIT for two years following the initial public offering and, as such, we may be required to sign any prospectus that Sunrise REIT files within such two year period. By signing the prospectus, we are statutorily liable to investors of Sunrise REIT, on a joint and several basis with Sunrise REIT, if the prospectus contains a misrepresentation. Under Canadian securities laws, a misrepresentation is defined as “an untrue statement of a material fact, or an omission to state a material fact that is required to be stated or that is necessary to make a statement not misleading in the light of the circumstances in which it is made”. A “material fact” is a fact that significantly affects, or would reasonably be expected to have a significant effect on, the market price or value of the securities offered by the prospectus. We are, however, entitled to certain defenses in respect of any such liability, the most important of which is the so-called “due diligence” defense. Because we have promoter liability under the Canadian securities laws, any misrepresentation for which we were found to be jointly and severally liable could materially and adversely affect our financial results.
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
     Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, are insured in loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For these self-insured liability risks, we are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. General and professional liability and workers’ compensation liabilities within these self-insured limits are estimated annually by independent actuaries and reviewed monthly by the Company, including a provision for the estimate of the costs of incurred but not reported claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively impacted.
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
We may not be successful in identifying suitable development projects or acquisitions that meet our criteria, which may impede our growth.
     A central part of our business strategy is expansion through development projects and acquisitions, which requires us to identify suitable development or acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable senior living communities or other assets that meet our development or acquisition criteria or in completing developments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments or acquisitions could slow our growth, which could in turn adversely affect our operations.
Any delays we experience in developing new communities could impede our growth and adversely affect our revenues and results of operations.
     Our growth objectives include the development of a significant number of new senior living communities, both domestically and internationally. At December 31, 2005, we had 50 communities under construction with a resident capacity of over 6,400 residents. At December 31, 2005, we had entered into contracts to purchase or lease 36 additional development sites. Of these sites, we have received zoning approval from the applicable municipal authority to construct a senior living community on 23 sites and we are pursuing zoning approval on the remaining sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.
     Our ability to successfully achieve these development plans will depend upon a variety of factors, many of which are outside our control. These factors include:
•	difficulties or delays experienced in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new communities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions or acts of God that could delay construction projects;

•	difficulties in developing new types of senior living products with which we have less experience;

•	difficulties in finding suitable sites for future development activities at acceptable prices;

•	increased costs resulting from changes in general economic conditions or increases in the costs of materials; and

•	increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied.
     We cannot give any assurance that we will not experience delays in completing communities under construction or in development or that we will be able to identify suitable sites at acceptable prices for future development activities. If we fail to achieve our development plans, our growth could slow or we may not meet our growth objectives, which would adversely impact our revenues and results of operations.

Our failure to attract partners for developing senior living communities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.
     As part of our normal operations, we develop senior living communities with third-party partners and enter into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to reduce our debt, re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with third-party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners and we cannot give any assurance that we can continue to develop communities with such partners at or near the pace we have maintained in the past. If we are unable to continue to implement our strategy of developing senior living communities with third-party partners on terms that are acceptable to us, we may not meet our development objectives and our revenues, results of operations and our ability to finance the construction of new communities could be materially adversely affected.
Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.
     We owned non-controlling interests in 187 senior living communities (31 of which are under development) through ownership interests in 30 unconsolidated ventures at December 31, 2005. These ventures involve risks not present with respect to our wholly-owned communities, including the following:
•	we may share decision-making authority with our venture partners regarding major decisions affecting the ownership or operation of the venture and the community, such as the sale of the community or the making of additional capital contributions for the benefit of the community, which may prevent us from taking actions that are opposed by our venture partners;

•	prior consent of our venture partners may be required for a sale or transfer to a third party of our interests in the venture, which restricts our ability to dispose of our interest in the venture;

•	our venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a community or increase our financial commitment to the venture;

•	our venture partners may have business interests or goals with respect to the community that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the community;

•	disputes may develop with our venture partners over decisions affecting the community or the venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the community such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our venture partners with respect to our venture investments.
Our failure to secure additional financing to fund our development and acquisition activities could slow our growth and could adversely affect our revenues and results of operations.
     We will need to obtain additional financial resources to fund our development and construction activities either on balance sheet or with ventures. We currently estimate that existing credit facilities, together with existing working capital, cash generated from operations, financing commitments and financing expected to be available will be sufficient to fund communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $140.0 million to complete the communities we currently have under construction. At December 31, 2005, we had entered into contracts to purchase 32 additional development sites for a total contracted purchase price of $124.7 million and had also entered into contracts to lease four additional development sites for 50 to 75 years. We estimate that it will cost us or the applicable ventures approximately $1.2 billion to develop these communities. We expect that our cash flow from operations, together with borrowings under existing credit facilities and financing expected to be available, will be sufficient to fund the development sites for these additional senior living communities for at least the next 12 months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. If we are not able to obtain additional financing on favorable terms, we may have to delay or eliminate all or some of our development projects, which could adversely affect our revenues and results of operations.

     Continued expansion of our business through the acquisition of existing senior living communities may also require additional capital, particularly if we were to increase our acquisition activity. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.
     At December 31, 2005, we had mortgage, construction and other indebtedness totaling $82.9 million and available lines of credit totaling $184 million. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of communities.
Our failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt and may restrict our operating and acquisition activity.
     There are various financial covenants and other restrictions in our debt instruments, including provisions that:
•	require us to meet certain financial tests. For example, our $250 million corporate credit facility requires us to not to exceed certain leverage ratios, to maintain certain fixed charges coverage ratios and have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios;

•	require consent for a change in control; and

•	restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent.
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
Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.
     As part of our normal operations, we may provide construction completion guarantees, debt guarantees, operating deficit credit facilities, credit support arrangements or liquidity support agreements to certain of our ventures or third party owners. In addition, we may also undertake certain financing obligations in connection with acquisitions. The terms of some of these obligations generally provide for no limitation on the maximum potential future payments under such agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of construction completion guarantees, debt guarantees, operating deficit credit facilities, credit support arrangements and liquidity support agreements provided to certain of our unconsolidated ventures or third-party owners and certain financing obligations undertaken in connection with acquisitions. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, we may not be able to recover the loan from the venture or, if it is recorded as a reduction in revenue or an expense, our results of operations and earnings could be adversely affected.

Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.
     At December 31, 2005, we had approximately $19.0 million of floating-rate debt at a weighted average interest rate of 5.69%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one percent increase in interest rates would increase annual interest expense by approximately $0.2 million based on the amount of floating-rate debt at December 31, 2005.
We may be adversely affected by fluctuations in currency exchange rates.
     Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated intercompany advances and loans to ventures. As we increase our international presence through development and operations, we may decide to transact additional business in currencies other than the U.S. dollar. As a result, we would be subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had an adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition.
Early termination or non-renewal of our management service agreements could cause a loss in revenues.
     We operate senior living communities for third parties and unconsolidated ventures pursuant to management services agreements. The term of our third-party management services agreements generally ranges from 10 to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements, particularly our long-term agreements, relating to other communities owned by the same owner or its affiliates. In some of our agreements, as was the case in November 2005 when one of our community owners terminated 12 management agreements, the community owner may terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Early termination of our management agreements or non-renewal or renewal on less favorable terms could cause a loss in revenues and could negatively impact earnings.
Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our daily resident fees could cause our resident fee revenues and results of operations to decline.
     Assisted living services, which represent a substantial portion of our senior living services, currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of our resident fee revenues are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new communities and the staffing and other costs of providing the assisted living services at these communities, only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay the daily resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our daily resident fees. If we are unable to attract seniors with sufficient income, assets or other resources, our resident fee revenues and results of operations may decline.
Termination of resident agreements could adversely affect our revenues and earnings.
     State regulations governing assisted living communities generally require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us generally allow residents to terminate their agreement on 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, and if our units remained unoccupied, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average residents means that the resident turnover rate in our senior living communities may be difficult to predict.
Departure of our key officers could harm our business.
     Our future success depends, to a significant extent, upon the continued services of our key officers, including Paul J. Klaassen, our chairman of the board, chief executive officer and founder; and Thomas B. Newell, our president. Other than Mr. Klaassen, who entered into an amended and restated employment agreement with us in November 2003 providing for a rolling five-year term, none of our key officers have employment agreements. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.
We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.
     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these new requirements is extremely expensive, time consuming and subject to changes in regulatory requirements. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.
The discovery of environmental problems on any of the communities we own or operate could result in substantial costs to us.
     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that could be located on, in or under a property. These laws and regulations often impose liability without regard to whether or not the owner or operator knew of, or was responsible for, the presence or release of the hazardous or toxic substances. Although we have not incurred any significant costs to date, the costs of any required remediation or removal of these substances could be substantial. In addition, the liability of an owner or operator is generally not limited and could exceed the property’s value and the aggregate assets of the owner or operator. An owner or operator or an entity that arranges for the disposal of hazardous or toxic substances at a disposal site also may be liable for the costs of any required remediation or removal of hazardous or toxic substances at the disposal site.
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
     Risks Relating to the Senior Living Industry
Competition in our industry is high and may increase, which could impede our growth and have a material adverse effect on our revenues and earnings.
     The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent and assisted living segments of the senior living industry are not as substantial as in the skilled nursing segment of the senior living industry. In pursuing our growth strategies, we have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living communities. We expect that there will be competition from existing competitors and new market entrants, some of whom may have greater financial resources and lower costs of capital than we are able to obtain. Consequently, we may encounter competition that could limit our ability to attract new residents or expand our business, which could have a material adverse effect on our revenues and results of operations. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates, which could adversely affect our results of operations.
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
The need to comply with government regulation of senior living communities may increase our costs of doing business and increase our operating costs.
     Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address:
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
     Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities that are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. In addition, some licensed assisted living communities may participate in state Medicaid-waiver programs. Such communities must meet certain federal and/or state requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities that participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries and recipients.
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
     Regulation of the senior living industry is evolving. Our operations could suffer if future regulatory developments, such as mandatory increases in scope of care given to residents, licensing and certification standards are revised, or a determination is made that the care provided by one or more of our communities exceeds the level of care for which the community is licensed. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the application of existing rules, our operations could be adversely affected. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect us, such as reductions in Medicare or Medicaid program funding.
     We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase of any item or service which is eligible for payment under the Medicare or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment additional monetary civil penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Recently other health care providers have faced enforcement action under the False Claims Act. It is difficult to predict how our revenue could be affected if we were subject to an action alleging violations.
     We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. In addition, many states have confidentiality laws, which in some cases may exceed the federal standard. We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA.
Anti-takeover provisions in our governing documents and under Delaware law could make it more difficult to effect a change in control.
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
     In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person owning 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our Board of Directors approves in advance the person’s acquisition of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person. When we were formed, the Klaassens and their respective affiliates and estates were exempted from this provision.
Our Board of Directors has adopted a stockholder rights plan that could discourage a third party from making a proposal to acquire us.
     In 1996, our Board of Directors adopted a stockholder rights plan, which may discourage a third party from making a proposal to acquire us. Under the plan, preferred purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition of 20% or more of our outstanding common stock, unless the Board of Directors redeems the rights. If triggered, these rights would entitle our stockholders other than the acquiror to purchase our common stock, and possibly the common stock of the acquiror, at a price equal to one-half the market value of our common stock. This existing plan is scheduled to expire in April 2006 but may be renewed by our Board of Directors.
Our management has influence over matters requiring the approval of stockholders.
     At December 31, 2005, the Klaassens beneficially owned approximately 14.8% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 18.7% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease our corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of five to 12 years.
     Of the 415 communities we operated at December 31, 2005, 32 are wholly-owned, 29 are leased under operating leases, 156 are owned in unconsolidated ventures and 198 are owned by third parties. See the “Properties” section included in Item 1 for a description of the properties. See Note 11 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.
Item 3. Legal Proceedings
     We are a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) in September 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home communities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of our subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged (among other things) that in connection with that termination, we tortiously interfered with their contractual relationships with (i) RHA and (ii) several of the therapists that CGB employed on an at-will basis. In June 2002, a jury awarded CGB $0.7 million in compensatory damages and $1.3 million in punitive damages. Of the compensatory award, $0.6 million was attributed to the claim of tortious interference with the contract between RHA and CGB, and $0.1 million was attributed to the claim of tortious interference with the at-will employment relationship between CGB and its therapists. We appealed this jury verdict to the U.S. Court of Appeals for the Third Circuit.
     In a January 2004 decision, the Third Circuit reversed the verdict for tortious interference with the contract between RHA and us, but affirmed the $0.1 million compensatory damage award for tortious interference with the relationship between CGB and its therapists (which we subsequently paid). Because it was impossible to tell what portion of the $1.3 million punitive damages award was attributable to the invalid claim, the court of appeals remanded for a new trial limited to the issues of liability for and amount of punitive damages. In January 2005, following the retrial concerning punitive damages, a new jury awarded CGB $30.0 million in punitive damages.
     In January 2005, we filed a motion with the district court seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted was against the weight of the evidence, and that the verdict was the product of the jury’s passion and prejudice. In the alternative, we asked the court to reduce the award to a constitutionally permissible amount. In July 2005, the district court denied our motion for a new trial but reduced the award of punitive damages from $30 million to $2 million. We believe that, even as reduced, the judgment is unconstitutionally excessive, and are pursuing an appeal to the U.S. Court of Appeals for the Third Circuit. The plaintiff has filed a cross-appeal, seeking reinstatement of the verdict or an enhancement of the existing $2 million award. We believe that the Third Circuit should vacate the judgment or further reduce the judgment to a constitutionally permissible sum. However, we cannot provide any assurance as to the outcome of this appeal.
     In September 2005, a bus chartered to evacuate 37 residents from a Sunrise community near Houston, Texas in anticipation of hurricane Rita caught fire, resulting in the deaths of 23 residents. We have been named as one of several defendants in seven lawsuits filed in Texas state court as a result of the bus incident and could be named as a defendant in additional lawsuits in the future. In these lawsuits, the plaintiff’s are seeking damages from $5.0 million to an unspecified amount for actual and punitive damages from the various defendants. In the opinion of management, these lawsuits are not expected to have a material adverse effect on our business, financial condition, or results of operations.
     In addition, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None during the quarter ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.” In September 2005, our Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, stockholders received one additional share of common stock for each outstanding share of common stock held at the close of business on September 20, 2005, effective October 3, 2005. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.
     There were 285 stockholders of record at March 10, 2006. No cash dividends have been paid in the past and we have no intentions to pay cash dividends in the foreseeable future. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:
Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low
March 31, 2004	$21.56	$17.05
June 30, 2004	$19.73	$15.00
September 30, 2004	$19.68	$16.50
December 31, 2004	$23.25	$17.54

Quarter Ended	High	Low
March 31, 2005	$24.93	$21.40
June 30, 2005	$27.58	$23.15
September 30, 2005	$33.50	$25.80
December 31, 2005	$37.47	$30.37
Issuer Purchases of Equity Securities
     The Board of Directors previously approved repurchase programs that expired in May 2005 providing for the repurchase of an aggregate of $200.0 million of our common stock and/or the outstanding 5.25% convertible subordinated notes due 2009. In November 2005, our Board of Directors approved a new repurchase program that provides for the repurchase of up to $50.0 million of our common stock and/or the outstanding convertible subordinated notes. This plan extends through December 2007. There were no repurchases during the three months ended December 31, 2005.

Item 6. Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto.

					December 31,
	2005 (1)		2004		2003 (2)		2002		2001
	(dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (3):
Operating revenue (4)	$1,819,479		$1,446,471		$1,096,260		$421,639		$366,065
Net income (5)	79,742		50,687		62,178		54,661		49,101
Net income per common share (6):
Basic	1.92		1.25		1.46		1.22		1.13
Diluted	$1.67		$1.12		$1.32		$1.12		$1.04

BALANCE SHEET DATA (3):
Cash and cash equivalents	$225,279		$141,883		$102,548		$173,119		$50,275
Working capital	74,863		78,144		48,678		139,639		38,803
Total assets	1,328,276		1,105,756		1,009,798		1,116,151		1,177,615
Total debt	202,789		191,666		198,122		456,969		630,756
Stockholders’ equity	$632,677		$523,518		$490,276		$465,818		$410,701

OPERATING AND OTHER DATA (3):
Ratio of earnings to fixed charges (7)	5.11	x	3.30	x	2.97	x	2.50	x	2.49	x
Net cash provided by (used in) operating activities	$198,750		$86,225		$(15,754)		$23,085		$59,584
Net cash (used in) provided by investing activities	(149,307)		(5,637)		291,630		287,667		(10,617)
Net cash provided by (used in) financing activities	33,953		(41,253)		(346,447)		(187,908)		(41,566)
Cash dividends declared per common share	$—		$—		$—		$—		$—

Communities (at end of period):
Owned	217		185		187		181		162
Managed	198		195		186		28		24

	415		380		373		209		186

Resident capacity:
Owned	24,465		18,872		19,100		14,278		12,607
Managed	26,208		24,237		23,651		2,322		2,190

Total	50,673		43,109		42,751		16,600		14,797

(1)	In May 2005, we acquired 100% of the equity interests in Greystone Communities, Inc. (“Greystone”), a developer and manager of continuing care retirement communities (“CCRCs”). The operating results of Greystone are included in our consolidated statement of income for the period from May 10, 2005 to December 31, 2005.

(2)	In March 2003, we completed the acquisition of all of the outstanding stock of Marriott International, Inc.’s wholly-owned subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), which owns and operates senior independent full-service and assisted living communities.

(3)	Certain prior period amounts have been reclassified to conform to the 2005 presentation. See Note 1 to the consolidated financial statements.

(4)	In November 2005, Five Star Quality Care, Inc. terminated 12 management contracts and we received $81.5 million related to their buyout.

(5)	Net income in 2001 included a $2.3 million non-recurring item ($1.4 million after tax), which consisted of a $9.0 million cash payment, net of expenses, received by us in connection with a settlement of a lawsuit filed by Karrington prior to our acquisition of Karrington Health, Inc. and $6.7 million of non-recurring charges associated with writing down project costs as a result of our decision not to proceed with our planned development of five sites.

(6)	In October 2005, we completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder of record at the close of business on September 20, 2005 received one additional share of common stock for each share on that date. All per share amounts have been adjusted to reflect the stock split for all periods presented.

(7)	Computed by dividing earnings by total fixed charges. Earnings consist of earnings from continuing operations excluding unusual charges or extraordinary items, plus fixed charges, reduced by the amount of unamortized interest capitalized. Fixed charges consist of interest on debt, including amortization of debt issuance costs, and a portion of rent expense estimated by management to be the interest component of such rentals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to successfully integrate Greystone Communities, Inc. and The Fountains into our operations, development and construction risks, acquisition risks, licensing risks, business conditions, competition, changes in interest rates, our ability to manage our expenses and our growth, market factors that could affect the value of our communities, the risks of downturns in economic conditions generally, satisfaction of closing conditions and availability of financing for development and acquisitions. Some of these factors are discussed elsewhere herein. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.
Overview
     We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.
     Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our four primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities, (2) adding additional communities through new construction, primarily with venture partners, (3) adding management contracts through selective acquisitions and (4) generating revenue through the deployment of assets on our balance sheet.
     At December 31, 2005, we operated 415 communities, including 397 communities in the United States, 11 communities in Canada, five communities in the United Kingdom and two communities in Germany, with a total resident capacity of approximately 51,000. We own or have an ownership interest in 217 of these communities and 198 are managed for third parties. In 2005, we added management of 35 communities which we own or in which we have an ownership interest, including 17 communities acquired from the acquisition of assets from The Fountains, an Arizona-based owner and operator of senior living communities (“The Fountains”). The 35 communities added a combined resident capacity for over 7,500 residents. We also added management of 20 new communities owned by independent third parties, including 14 through management contracts acquired from the acquisition of Greystone Communities, Inc. (“Greystone”). As part of the acquisition of assets from The Fountains, we also acquired management of an existing community which we lease to a third party. In 2005, third-party owners terminated 20 of our management contracts. There were also three communities held in unconsolidated ventures that were sold to third parties in 2005.
     At December 31, 2005, we provided pre-opening management and professional services to 50 communities under construction, of which 33 communities are in the United States, one community is in Canada, ten communities are in the United Kingdom, and six communities are in Germany, with a combined capacity for over 6,400 residents. We own 100% of eight of these communities, seven of which are expected to be sold to Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity we established in Canada during 2004 to acquire, own and invest in income producing senior living communities in Canada and the United States. In 2005, we began construction on 29 new communities, of which 18 are in the United States, six are in the United Kingdom, four are in Germany and one is in Canada.
Management of Communities
     We manage and operate communities that are wholly-owned by us, communities that are owned by unconsolidated ventures in which we have a minority ownership interest and communities that are wholly-owned by third parties. For the communities that we manage for unconsolidated ventures and third parties, we typically are paid a management fee of approximately five to eight percent of the community’s revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. See “Liquidity and Capital Resources” for a description of operating deficit credit facilities and credit support arrangements provided to certain of our unconsolidated ventures or third-party owners. For the communities that we operate that are wholly-owned, we receive resident fees.
Development of Communities
     In order to grow the operating portfolio that we manage, we also develop senior living communities. We typically develop senior living communities in partnership with others. We also develop wholly-owned senior living communities for ourselves and that we expect to contribute to ventures and other third-party owners, usually before construction is completed. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced over 20 years ago, and are constantly searching for ways to improve our communities.
     We enter into development ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a continuing stream of revenue. Additionally, these development ventures allow us to reduce the risk of our international expansion, which we conduct through ventures, with the assistance of knowledgeable international partners. When development is undertaken in partnership with others, our venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. In addition to third-party debt, we may provide financing necessary to complete the construction for these development ventures. These loans are included in “Notes receivable — affiliates” in our consolidated balance sheets and were $8.1 million at December 31, 2005. This financing is provided at negotiated prevailing market interest rates. At December 31, 2005, there were 31 communities under construction held in unconsolidated ventures. See “Liquidity and Capital Resources” for a description of limited debt guarantees provided to certain of our development ventures.
     We receive consideration from our development ventures for pre-opening services related to site selection, zoning, and design. Services provided prior to transferring the land to a venture or a third party for further development are recognized in “Other income — pre-opened communities” in our consolidated statements of income. Services provided for construction supervision, employee selection, licensing, training and marketing efforts after the land has been transferred are recognized as operating revenue and are included in “Management and professional services – pre-opened communities” in the consolidated statements of income. As we are minority owners in these development ventures, we only record the pre-opening income associated with the third-party ownership percentage in the venture. For example, when our venture partner has a 75% ownership interest in the venture, we recognize 75% of the pre-opening revenue earned. See “Liquidity and Capital Resources” for a description of development completion guarantees provided to certain of our development ventures.
     From time to time we also develop wholly-owned senior living communities. At December 31, 2005, we had eight wholly-owned communities under construction with a resident capacity of over 1,000 residents. We expect these communities to be contributed to a venture or third party before construction is completed or, in some cases, upon receipt of a certificate of occupancy. We provide funding for the construction not otherwise financed by construction loans and capitalize the development costs associated with construction prior to the contribution of the development community to a venture or third-party owner. For equity investees that remain wholly- owned, we recognize initial operating losses during the initial one to two years prior to the community achieving stabilization. We are committed to this investment in costs and expenses because we have historically been able to create significant value through the successful development and operation of prototype communities.
Off-Balance Sheet Arrangements
     We utilize off-balance sheet arrangements in the form of real estate ventures. We believe that we reduce the risk to our stockholders related to real estate ownership and receive potential upside from the sale of a venture by owning a minority interest in the real estate underlying our long-term management contracts. These real estate ventures significantly reduce the amount of capital required by us to develop new communities. As part of our operating strategy, we may be required to provide some level of guarantees to these ventures, including limited debt guarantees and operating deficit guarantees. In addition, with respect to development ventures, we may provide financing necessary to complete the construction and we often provide development completion guarantees in the event actual costs of development exceed the approved budget.
     For summary financial information of unconsolidated ventures, see Note 9 to our consolidated financial statements. For information regarding notes receivable from unconsolidated ventures, and guarantees and other commitments and contingencies to unconsolidated ventures, see Notes 7 and 16 to our consolidated financial statements. Eleven of the unconsolidated ventures are variable interest entities under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). See Note 2 to our consolidated financial statements for a discussion of these variable interest entities.
2005 Developments
Acquisitions
Greystone Communities, Inc.
     In May 2005, we acquired 100% of the equity interests in Greystone, a developer and manager of continuing care retirement communities (“CCRCs”). Through the acquisition of Greystone, we expanded into the not-for-profit sector, which is the largest segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs (capacity for over 4,000 residents), pre-opening and ongoing management of an additional 17 communities (capacity for over 4,000 residents) that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. We paid $45.5 million for Greystone and incurred approximately $1.0 million of transaction costs. We may also pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential acquisition cost of $54.0 million, subject to various adjustments as set forth in the acquisition agreement.
     The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(1.8)
Property and equipment, net	0.6
Management and development contracts	13.8
Goodwill	33.9

Total purchase price (including transaction costs)	$46.5

     The portion of the purchase price allocated to management contracts will be amortized over the specific term of each individual management contract acquired which ranges from one to 14 years.
The Fountains
     In July 2005, we contributed approximately $25.8 million in cash in exchange for a 20% interest in an unconsolidated venture formed to purchase assets from The Fountains, an Arizona – based owner and operator of senior living communities. Our venture partner contributed approximately $109.0 million in cash in exchange for an 80% interest in the venture. Concurrent with its funding, the venture paid approximately $448.9 million in cash to acquire 16 senior living communities owned or controlled by The Fountains. The purchase price includes transaction costs of $7.6 million, plus the assumption of approximately $69.6 million in refundable entrance fees. Approximately $331.0 million of the purchase price was obtained from the proceeds of non-recourse secured debt financing obtained by the venture (“The Fountains Loan”). We provided a liquidity support agreement for the scheduled debt service payments with respect to The Fountains Loan and also entered into certain credit support arrangements with the venture (see Liquidity and Capital Resources).
     We also acquired from The Fountains full ownership of one community, several undeveloped land parcels and certain other assets (including the underlying land and a related ground lease with respect to a community located in New Jersey) for approximately $29.0 million in cash, including transaction costs of $1.6 million. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(0.5)
Property and equipment, net	21.4
Management contracts	1.4
Goodwill	6.4
Other assets	0.3

Total purchase price (including transaction costs)	$29.0

     We also agreed to pay the venture $12.0 million over 15 months for the right to enter into long-term management contracts with each of the 16 communities acquired by the venture. The transactions surrounding the entire portfolio provide us management for more than 4,000 additional units in 11 states.
Termination of Management Contracts
     In November 2005, Five Star Quality Care, Inc. (“Five Star”) terminated 12 management contracts for which we were the manager. We recognized an $80.2 million buy-out fee and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005. We also wrote-off the related remaining $13.8 million unamortized management contract intangible asset. In February 2006, Five Star terminated an additional long-term management contract and we received a termination fee of $4.8 million. Five Star’s right to terminate these contracts was not related to our performance at any of these communities.
     In 2005, other third-party owners terminated eight additional management contracts for which we were the manager. The third-party owners’ right to terminate these contracts was not related to our performance at any of these communities.
Redemption of Convertible Notes
     In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009. Prior to the redemption date, all but $7,000 of the approximately $120 million principal amount of the notes outstanding were converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture agreement governing the notes.
New Corporate Credit Facility
     In December 2005, we replaced our previous corporate credit facility with a new $250 million credit facility with a syndicate of banks. The $250 million credit facility provides for both cash borrowings and letters of credit. It has an initial term of four years with an extension option. The $250 million credit facility also permits cash borrowings and letters of credit in currencies other than U.S. dollars. Borrowings are expected to be used for general corporate purposes including investments, acquisitions and the refinancing of existing debt.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Presentation
     The consolidated financial statements include our wholly-owned and controlled subsidiaries that manage, own and develop senior living communities. Variable interest entities (“VIEs”) in which we have an interest are consolidated when we have been identified as the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Investments in ventures in which we have the ability to exercise significant influence but do not have control are accounted for using the equity method.
     We hold an interest in ventures established to develop or acquire and own senior living communities. When these ventures are considered to be variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), we consolidate the ventures if we are determined to be the primary beneficiary. When we have determined we are not the primary beneficiary and we determine that we own a non-controlling interest (because other partners or members control or participate in the management decisions of these ventures), the investments are accounted for under the equity method.
     The equity method investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and distributions. We determine our share of the investees’ earnings or losses based on the distributions of cash flow from a hypothetical liquidation of the investee’s assets and liabilities. The equity earnings are adjusted for the impact on the investee’s reported earnings, if any, for the basis differences between our carrying value of the equity investments and the investee’s underlying assets. We recognize profits on sales of services to these ventures to the extent of the ventures’ outside ownership interest.

     We owned interests in 187 unconsolidated senior living communities (31 of which are under development) through ownership interests in 30 unconsolidated ventures at December 31, 2005 that are accounted for under the equity method and one unconsolidated venture accounted for under the cost method. Those ventures are generally limited liability companies and partnerships. Our interest in those ventures generally range from five to 25%. We have one community in which we own less than 10%, 147 communities in which we own between 10% and 20%, 20 communities in which we own between 21% and 30%, and 19 communities in which we own more than 30%.
     We generally do not have future requirements to contribute additional capital over and above the original capital commitments. The unconsolidated ventures obtain non-recourse third-party debt. Our total investment in these ventures is comprised of our capital investment in these ventures and, when agreed to, subordinated debt and other short-term advances provided. At December 31, 2005, the total investment in the unconsolidated ventures was $200.2 million not including any guarantees provided to these ventures as described in Note 16 to the consolidated financial statements. The realization of these investments is dependent upon the ongoing operations of the ventures. Our underlying equity in the net assets of the investees exceeded the carrying value of the investments by $43.6 million and $52.0 million at December 31, 2005 and 2004, respectively.
     We had an ownership interest in 11 ventures that are considered VIEs at December 31, 2005. We are the primary beneficiary and therefore consolidate eight of these VIEs. Seven of these consolidated VIEs are development communities in which we have a majority of the voting interest and are developing for Sunrise REIT. At December 31, 2005, included in our consolidated balance sheet were $56.1 million of development costs and $50.7 million of debt, including $6.6 million of third-party construction debt secured by the development communities and $44.1 million of borrowings from Sunrise REIT guaranteed by us. The only recourse to us with respect to these seven VIEs is under borrowings from Sunrise REIT.
     The remaining consolidated VIE is Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture between us and two third parties. The venture offers home health services by highly trained staff members in customers’ own homes and has annual revenue in excess of $18 million. Prior to December 2005, we accounted for our minority interest in Sunrise At Home as an equity method investment. In December 2005, we wrote-down our interests in the venture by $3.6 million. Also, the venture was recapitalized with $7.5 million of additional equity received equally from the original controlling partner, a new independent partner and us. As of the recapitalization, we were determined to be the primary beneficiary and began consolidating this venture. We have included $9.4 million of net working capital related to the venture in the 2005 consolidated balance sheet.
     We are not considered the primary beneficiary of the remaining three VIEs and, therefore, account for these investments under the equity method of accounting. Two of these VIEs are development ventures and one is an operating venture. One of the two development ventures was formed in April 2002 for the development of a senior living community in Washington, D.C., which was operating at December 31, 2005 with total assets of $30.3 million and annual revenue of $5.7 million in 2005. The other development venture was formed in September 2005 for the development of a luxury senior living community in Bethesda, Maryland, which was under development at December 31, 2005 with total assets of $37.2 million. The operating venture was formed with Sunrise REIT in December 2004 and contains five operating communities recapitalized from a development venture, eight operating communities recapitalized from a sale/manage back venture and two operating communities previously wholly-owned by us. This operating venture had total assets of $261.5 million at December 31, 2005 and annual revenue of $71.0 million in 2005. Our maximum loss exposure from these three non-consolidated VIEs was $15.3 million at December 31, 2005.
Long-Lived Assets
Property and Equipment
     Property and equipment are recorded at cost and primarily include costs directly related to the development and construction of communities. If a project is abandoned, any costs previously capitalized are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.
     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. If the carrying amount of an asset exceeds its undiscounted expected cash flows, an impairment charge would be recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.
     Repairs and maintenance are charged to expense as incurred.

Intangible Assets and Goodwill
     Intangible assets relate primarily to the acquisition of Marriott Senior Living Services (“MSLS”), Karrington Health, Inc., Greystone and The Fountains and are comprised of management contracts, leaseholds and goodwill. In determining the allocation of the purchase price of acquisitions to net tangible and identified intangible assets acquired, we make estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals.
     Management contracts and leaseholds are valued using expected discounted cash flows and are amortized using the straight-line method over the remaining contract term, ranging from one to 30 years. The carrying amounts of management contracts and leaseholds are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the assets exceeds the undiscounted expected cash flows over the remaining amortization periods, an impairment charge would be recognized to the extent the carrying amount of the asset exceeds the fair value of the assets.
     Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired.
     We conduct our annual impairment test of goodwill and indefinite life intangible assets in the fourth quarter. For our 2005 impairment analysis, we considered Greystone (acquired in May 2005) as a separate reporting unit. In accordance with SFAS No. 142, we tested each reporting unit for possible impairment by comparing each reporting unit’s net book value to its fair value. Because each reporting unit’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. If actual results are different from our forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting our results of operations.
Loss Reserves For Certain Self-Insured Programs
     We offer a variety of insurance programs to the communities we operate. These programs include property, general and professional liability, excess/umbrella liability, crime, automobile liability and physical damage, workers’ compensation and employers’ liability and employment practices liability (“Insurance Program”). Each community we operate is charged its proportionate share of the cost of the Insurance Program.
     We utilize large deductible blanket insurance programs in order to contain costs for our workers’ compensation risk and for our general and professional liability risks. The design and purpose of a large deductible insurance program is to reduce overall premium and claim costs by internally financing lower cost claims that are predictable from year to year, while buying insurance only for higher-cost, less predictable claims.
Workers’ Compensation and General/Professional Liability Insurance
     Prior to September 1, 2001, we had been fully insured for general and professional liability costs with third-party insurers. Accordingly, to the extent claims are covered under these policies, we have no exposure for claims prior to that date. Subsequently, we self insured a portion of community general and professional liability and workers’ compensation risks through our wholly-owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (“Sunrise Captive”), which is funded with premiums paid by each community. Sunrise Captive pays costs for each claim above a community deductible up to a per claim limit. Third-party insurers cover claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better. We accrued $84.4 million and $62.3 million at December 31, 2005 and 2004, respectively, for the estimated costs of general and professional liability and workers’ compensation claims outstanding. These balances are classified as current liabilities and included in “Accounts payable and accrued expenses” in our consolidated balance sheets.
     We record outstanding losses and expenses for both general and professional liability and workers’ compensation based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2005, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined.

Employee Health Benefits
     We offer employees an option to participate in a self-insured health plan. The cost of our employee health benefits, net of employee contributions, is shared by us and the managed unconsolidated communities based on the respective number of participants working directly for us or the unconsolidated communities. Funds collected are used to pay the actual program costs. Costs include estimated annual claims, third-party administration fees, network provider fees, communication costs, and other related administration costs incurred by us. Although claims under this plan are self-insured, we have aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. We also maintain a reserve for claims that have been incurred but not yet reported. This reserve is based on the historical claim reporting lag and payment trends of health insurance claims. The liability for the self-insured health plan is included in “Accounts payable and accrued expenses” in the consolidated balance sheets and was $20.2 million and $23.2 million at December 31, 2005 and 2004, respectively.
Revenue Recognition
Operating Revenue
     “Management and professional services – operating communities” is comprised of fees from operating communities owned by unconsolidated ventures and third parties, which consist of base management fees, incentive management fees, consulting fees and termination fees. The management fees are generally between five and eight percent of a managed community’s total operating revenue. Fees are recognized in the month they are earned in accordance with the terms of the management contract. In addition, changes in estimates for credit support payments made to certain communities are recorded as a reduction to revenue as management fees are also being recorded related to these same communities.
     “Community contract services reimbursement” is comprised of reimbursable expenses (such as payroll, utilities and other operating expenses) from unconsolidated communities operated by our employees under long-term management agreements which are recognized when services are provided. The related expenses are included in “Reimbursable community contract services.”
     “Management and professional services – pre-opened communities” is comprised of fees received for services provided prior to the opening of an unconsolidated community. These fees are recognized in accordance with Staff Accounting Bulletin 104 and EITF 00-21. Fees related to building design and construction oversite are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage of completion portion of the revenues.
     “Resident fees” are earned for the delivery of senior living services to residents at our consolidated communities. Residents, their families, other responsible parties and Medicare / Medicaid typically are billed monthly. Approximately 91%, 92% and 93%, of our resident fee revenue was derived from private pay sources in 2005, 2004 and 2003, respectively. The remaining resident fee revenue was derived from Medicare / Medicaid. Resident fees are earned for services including basic care, skilled nursing care, community fees, extended levels of care, Reminiscence care and other resident related services. Resident fees are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.
Other Income – Operating Communities
     Other income-operating communities is recognized upon the sale of communities operated by us. Operating contingencies may require us to defer a portion of the gain until such operating contingencies are satisfied. If the operating contingencies are not met for an identified period, we would be required to repay a portion of the cash proceeds related to the specific contingency and would not recognize the portion of the gain associated with that contingency.
Other Income – Pre-opened Communities
     We customarily provide pre-opening services for development property we hold prior to transferring the property to a venture or a third party for further development. We generally receive consideration for these pre-opening services, improvements and land in connection with the sale of the property.

Results of Operations
     We currently derive our consolidated operating revenues from the following sources:
•	Management and professional services provided to operating and pre-opened communities for unconsolidated ventures and other third-party owners;

•	Community contract services reimbursement which represents the reimbursement of community contract services expense; and

•	Resident fees for the delivery of senior living services to our consolidated communities.
     Operating expenses are classified into the following categories:
•	Reimbursable community contract services from unconsolidated ventures and other third-party owners;

•	Management and professional services — pre-opened communities for site selection, zoning, community design, construction management and financing incurred for development communities;

•	Community operating expense which includes labor, food, marketing and other direct community expenses for our consolidated communities;

•	Community lease for rental expenses at our consolidated communities;

•	General and administrative expense related to headquarters and regional staff expenses and other administrative costs; and

•	Depreciation and amortization.
     Our results of operations for each of the three years in the period ended December 31 were as follows:

(dollars in thousands, except earnings per share)	Year Ended December 31,			% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating revenue:
Management and professional services – operating communities (1)	$188,005	$90,184	$67,560	108%	33%
Community contract services reimbursement	1,235,608	996,726	676,359	24%	47%
Management and professional services–pre-opened communities	40,715	16,775	11,566	143%	45%
Resident fees	355,151	342,786	340,775	4%	1%

Total operating revenue	1,819,479	1,446,471	1,096,260	26%	32%

Operating expenses:
Reimbursable community contract services	1,235,608	996,726	676,359	24%	47%
Management and professional services–pre-opened communities	31,541	14,638	14,852	115%	(1)%
Community operating	272,616	258,667	254,203	5%	2%
Community lease	48,401	47,085	38,511	3%	22%
General and administrative	90,716	72,362	72,120	25%	—%
Depreciation and amortization (1)	43,432	21,378	16,406	103%	30%

Total operating expense	1,722,314	1,410,856	1,072,451	22%	32%

Other operating income:
Operating communities	411	24,330	75,579	(98)%	(68)%
Pre-opened communities	8,819	10,354	10,098	(15)%	3%

Other non-operating income (expense):
Interest income	6,977	8,533	8,869	(18)%	(4)%
Interest expense	(3,518)	(7,069)	(25,440)	(50)%	(72)%
Gain on sale of investment in Sunrise REIT debentures	3,939	—	—	—%	—%

Equity in earnings and return on investment in unconsolidated senior living communities	13,235	9,394	5,343	41%	76%

Minority interests	(815)	(701)	(1,105)	16%	(37)%
Provision for income taxes	(46,471)	(29,769)	(34,975)	56%	(15)%

Net income	$79,742	$50,687	$62,178	57%	(18)%

Basic net income per common share	$1.92	$1.25	$1.46	54%	(14)%
Diluted net income per common share	$1.67	$1.12	$1.32	49%	(15)%

Total communities:
Consolidated	61	60	66	2%	(9)%
Unconsolidated	156	125	120	25%	4%
Managed	198	195	187	2%	4%

	415	380	373	9%	2%

Resident capacity	50,673	43,109	42,751	18%	1%

(1)	In 2005, Five Star Quality Care, Inc. terminated 12 management contracts and we received $81.5 million related to their buy-out and wrote-off the remaining $13.8 million unamortized management contract intangible asset.
     In 2005, we continued to capitalize on our brand and management services experience by entering into new management and professional services contracts internationally and domestically. The number of communities managed for unconsolidated ventures and other third-party owners increased from 320 in 2004 to 354 in 2005, or 11%. In 2005, we added management of 35 communities which we own or in which we have an ownership interest, including 17 communities acquired from the acquisition of assets from The Fountains. We also added management of 20 new communities owned by independent third parties, including 14 management contracts acquired from the acquisition of Greystone. As part of the acquisition of assets from The Fountains, we also acquired management of an existing community which we lease to a third party. Additionally, 20 management contracts were terminated and one of our unconsolidated ventures sold its three senior living communities (two of the communities were sold to another unconsolidated venture in which we have an ownership interest and one of the communities was sold to Sunrise REIT). We continue to manage these three communities under long-term management agreements.
     The number of communities managed for unconsolidated ventures and other third-party owners increased by 4% in 2004 compared to 2003. In 2004, we began operating nine additional communities which we lease or in which we have an ownership interest, and began managing seven new communities owned by independent third parties. We terminated two management contracts and three leases acquired through the MSLS acquisition, closed three communities and sold one community.
     The same-community average daily resident fee, consisting of daily net resident fees plus additional care fees, for senior living communities that we own or have an ownership interest in and that were stabilized in the fourth quarter of 2005 and 2004 (170 communities) was $136.55 and $131.85, respectively. The same-community average daily resident fee for senior living communities that we owned or had an ownership interest in and that were stabilized in the fourth quarter of 2004 and 2003 (147 communities) was $137.37 and $130.69, respectively. Stabilized communities are those that have been operated by us for at least 12 months, or that have achieved occupancy percentages of 95% or above.
     Net income increased 57% to $79.7 million in 2005, or $1.67 per share (diluted) from $50.7 million, or $1.12 per share (diluted) in 2004. The increase in net income was primarily due to an increase in “Management and professional services – operating communities” revenue of $97.8 million, which includes $81.5 million received from Five Star in connection with the termination of management contracts, and also an increase in “Management and professional services –pre-opened communities” revenue attributed to contributions from our acquisition of Greystone and our accelerated development efforts. This was offset by increases in “Management and professional services – pre-opened communities” expense which corresponds to the increased contributions from Greystone and our accelerated development efforts, “Depreciation and amortization” expense, which includes accelerated amortization of $13.8 million with respect to the terminated Five Star management contracts, and an anticipated reduction in “Other income – operating communities” of $23.9 million.
     Net income decreased 18% to $50.7 million in 2004, or $1.12 per share (diluted) from $62.2 million, or $1.32 per share (diluted) in 2003. The decrease in net income was primarily due to the anticipated reduction in “Other income – operating communities” of $51.2 million, which was partially offset by continued strong growth in “Management and professional services – operating communities” revenue, and a decrease in interest expense.
Operating Revenue
Management and professional services – operating communities
2005 Compared to 2004
     Management and professional services – operating communities revenue was $188.0 million in 2005 compared to $90.2 million in 2004, an increase of $97.8 million, or 108%, which was primarily comprised of:
•	$80.2 million received from Five Star for the termination of 12 management contracts in December 2005 and $1.5 million received for the termination of a management contract in the third quarter of 2005;

•	$8.6 million from 31 management contracts obtained in 2005 from the Greystone and The Fountains acquisitions;

•	$5.2 million from increased average daily rates and increases in occupancy associated with existing communities; and

•	$2.2 million from 23 new communities managed in 2005 for unconsolidated ventures and third parties (other than the Greystone and The Fountains acquisitions).
2004 Compared to 2003
     Management and professional services – operating communities revenue was $90.2 million in 2004 compared to $67.6 million in 2003, an increase of $22.6 million, or 33%, which was primarily comprised of:
•	$14.4 million from management contracts obtained in March 2003 from the MSLS acquisition which contributed 12 months of revenue in 2004 but only 9 months of revenue in 2003;

•	$5.7 million from increases in occupancy and average daily rates from existing communities;

•	$4.5 million from the sale of 36 wholly-owned communities to unconsolidated ventures and other third-party owners in 2004 and 2003. Revenue from these communities was previously included in “Resident fees;”

•	a reduction of $2.5 million related to credit support payments; and

•	$1.3 million from 13 new communities managed for unconsolidated ventures.
Community contract services reimbursement
     Community contract services reimbursement increased $238.9 million in 2005 and $320.4 million in 2004, respectively, compared to the prior years. Community contract services reimbursement fluctuates based on the number of communities managed for unconsolidated ventures and other third-party owners and is offset by a corresponding amount in operating expenses – “Reimbursable community contract services.” The number of communities we managed for unconsolidated ventures and other third-party owners increased by 35 in 2005 and by 13 in 2004.
Management and professional services – pre-opened communities
2005 Compared to 2004
     Management and professional services – pre-opened communities revenue was $40.7 million in 2005 compared to $16.8 million in 2004, an increase of $23.9 million, or 143%, which was primarily comprised of:
•	$20.4 million from 17 development contracts obtained in 2005 from the Greystone acquisition;

•	$8.1 million from an additional 13 communities under development in 2005 compared to 2004;

•	a decrease of $2.5 million in 2005 for development completion guarantees for five development communities; and

•	a decrease of $2.1 million from financing fees received in 2004 for securing debt on behalf of Sunrise REIT.
2004 Compared to 2003
     Management and professional services – pre-opened communities was $16.8 million in 2004 compared to $11.6 million in 2003, an increase of $5.2 million, or 45%, which was primarily comprised of:
•	$3.1 million from seven additional communities under development in 2004 compared to 2003; and

•	$2.1 million from financing fees received in 2004 for securing debt on behalf of Sunrise REIT.
Resident fees
2005 Compared to 2004
     Resident fees were $355.2 million in 2005 compared to $342.8 million in 2004, an increase of $12.4 million, or 4%, which was primarily comprised of:
•	$20.9 million from existing consolidated communities resulting from increases in occupancy, average daily rates and other ancillary services;

•	a decrease of $10.2 million from the sale of four wholly-owned communities to Sunrise REIT in December 2004. Revenue from these communities is now included in “Management and professional services – operating communities”;

•	$6.3 million from the acquisition of two consolidated communities and other ancillary services in 2005 and 2004; and

•	a decrease of $4.6 million from the closing of four consolidated communities in 2004.
2004 Compared to 2003
     Resident fees were $342.8 million in 2004 compared to $340.8 million in 2003, an increase of $2.0 million, or 1%, which was primarily comprised of:
•	a decrease of $56.6 million from the sale of 33 consolidated senior living communities in the third quarter of 2003 that are now managed for unconsolidated ventures or third parties and included in “Management and professional services – operating communities”;

•	$49.3 million from the acquisition of MSLS communities with operating leases;

•	$8.2 million from the acquisition of other consolidated communities in the second quarter of 2003;

•	$9.6 million from existing consolidated communities resulting from increases in occupancy and average daily rates;

•	a decrease of $5.8 million from the closing of four communities in 2004; and

•	a decrease of $2.7 million from the sale of ten consolidated communities in the first quarter of 2003 that are now managed for unconsolidated ventures or third parties and included in “Management and professional services – operating communities.”
Operating Expenses
Management and professional services — pre-opened communities
2005 Compared to 2004
     Management and professional services — pre-opened communities expense was $31.5 million in 2005 compared to $14.6 million in 2004, an increase of $16.9 million, or 115%, which was primarily comprised of:
•	$16.5 million from the post acquisition activity of Greystone;

•	$3.6 million from European development. There were 28 European communities under development in 2005 compared to 17 communities under development in 2004; and

•	a decrease of $2.6 million related to Canadian development and the completion of one Canadian community in 2005.
2004 Compared to 2003
     Management and professional services — pre-opened communities expense was $14.6 million in 2004 compared to $14.9 million in 2003, a decrease of $0.3 million, or 1%, which was primarily comprised of:
•	$2.6 million in labor costs from continued growth in development projects. There were 76 communities under development in 2004 compared to 67 communities under development in 2003;

•	$1.2 million from international development costs; and

•	a corresponding increase of $3.1 million in capitalized costs associated with the increased development activity.
Community operating
2005 Compared to 2004
     Community operating expense was $272.6 million in 2005 compared to $258.7 million in 2004, an increase of $13.9 million, or 5%, which was primarily comprised of
•	$14.7 million from existing consolidated communities resulting primarily from increases in occupancy;

•	a decrease of $6.9 million from the sale of four wholly-owned communities to Sunrise REIT in December 2004;

•	$3.8 million from the acquisition of one consolidated community and other ancillary services from The Fountains;

•	$3.4 million from costs associated with hurricanes in 2005;

•	a decrease of $3.6 million from the closure of four consolidated communities in 2004; and

•	$2.4 million from the acquisition of a consolidated community in the second quarter of 2004.
2004 Compared to 2003
     Community operating expense was $258.7 million in 2004 compared to $254.2 million in 2003, an increase of $4.5 million, or 2%, which was primarily comprised of:
•	a decrease of $36.7 million from the sale of 33 consolidated communities in the third quarter of 2003 and a decrease of $1.9 million from the sale of ten consolidated communities in the first quarter of 2003. All of these communities are now managed for unconsolidated ventures or third parties;

•	$34.4 million from the acquisition of MSLS communities with operating leases;

•	$7.4 million from existing consolidated communities resulting primarily from increases in occupancy;

•	$6.3 million from the acquisition of other consolidated communities since December 31, 2003; and

•	a decrease of $5.0 million from the closing of four communities in 2004.
Community lease
2005 Compared to 2004
     Community lease expense was $48.4 million in 2005 compared to $47.1 million in 2004, an increase of $1.3 million, or 3%. The increase was primarily a result of increases in variable lease costs.
2004 Compared to 2003
     Community lease expense was $47.1 million in 2004 compared to $38.5 million in 2003, an increase of $8.6 million, or 22%. The increase was from the acquisition of 18 MSLS communities with operating leases in March 2003.
General and administrative
2005 Compared to 2004
     General and administrative expense was $90.7 million in 2005 compared to $72.4 million in 2004, an increase of $18.3 million, or 25%, which was primarily comprised of:
•	$15.4 million in salaries, employee benefits (net of actual insurance program costs reimbursed by benefit plans), travel and related costs associated with additional employees to support the increased number of communities we manage;

•	$4.8 million from software maintenance and enhancements;

•	$3.3 million from transition expenses from the Fountains acquisition; and

•	a decrease of $2.0 million related to the implementation of Sarbanes-Oxley internal control requirements in 2004.
2004 Compared to 2003
     General and administrative expense was $72.4 million in 2004 compared to $72.1 million in 2003, an increase of $0.3 million, or less than 1%, which was primarily comprised of:
•	a decrease of $10.2 million from transition expenses for the MSLS acquisition in 2003;

•	$7.3 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage; and

•	$3.0 million related to the implementation of Sarbanes-Oxley internal control requirements.

Depreciation and amortization
2005 Compared to 2004
     Depreciation and amortization expense was $43.4 million in 2005 compared to $21.4 million in 2004, an increase of $22.0 million, or 103%, which was primarily comprised of:
•	$14.5 million from the write-off of contract intangibles from 13 management contracts that were terminated in 2005;

•	$5.9 million from the amortization of intangible assets associated with the Greystone acquisition; and

•	$1.7 million from fixed assets and software placed in service.
2004 Compared to 2003
     Depreciation and amortization expense was $21.4 million in 2004 compared to $16.4 million in 2003, an increase of $5.0 million, or 30%, which was primarily comprised of:
•	$2.9 million from the amortization of MSLS leasehold intangibles acquired in March 2003; and

•	$1.7 million from fixed assets placed in service.
Other Operating Income
     Other income from operating communities and pre-opened communities fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies.
     Other income – operating communities decreased $23.9 million in 2005 and $51.2 million in 2004, respectively, compared to the prior years.
•	In 2005, we recognized $0.4 million related to the satisfaction of certain operating contingencies for a community sold in 2002.

•	In 2004, we recognized $24.3 million from the satisfaction of certain operating contingencies for communities sold in 2003. Additionally, we sold four communities and deferred approximately $1.8 million related to the satisfaction of certain operating contingencies.

•	In 2003, we sold 43 communities and recognized $42.9 million. In addition, we deferred $24.6 million until certain contingencies were met. We recognized $36.0 million in 2003 related to the satisfaction of certain contingencies for communities sold in 2002.
     Other income – pre-opened communities decreased $1.5 million in 2005 and increased $0.3 million in 2004, respectively, compared to the prior years.
•	In two related transactions consummated in September and December 2005, we sold a development community to an unconsolidated venture in which we have a combined 21.6% ownership interest and recognized $3.8 million.

•	In 2005, we sold six development communities to two unconsolidated ventures and recognized $2.5 million.

•	In 2005, we sold one development community to an unconsolidated venture with Sunrise REIT in which we have a 20% ownership interest and recognized $0.5 million and a foreign currency exchange gain of $1.9 million while holding the related intercompany loans and advances.

•	In 2004, we sold 13 development communities to six unconsolidated ventures and recognized $6.9 million. We also sold three communities to third-party owners and recognized $3.5 million.

•	In 2003, we sold five development communities to three unconsolidated ventures and recognized $3.3 million. We also sold five communities to third-party owners and recognized $6.8 million.
Other Non-operating Income
2005 Compared to 2004
     Interest expense decreased $3.6 million in 2005 compared to 2004 as a result of additional capitalized interest from increased development activity. The weighted-average interest rate on our debt was 6.40% and 5.48% at December 31, 2005 and 2004, respectively. Interest incurred is expected to decrease in 2006 due to the conversion of our remaining 5.25% convertible subordinated notes in February 2006.

     In 2005, we recognized a $2.0 million gain on the sale of our investment in Sunrise REIT debentures, and a foreign currency exchange gain of $1.9 million while holding the related intercompany loans and advances.
2004 Compared to 2003
     Interest expense decreased $18.4 million in 2004 compared to 2003 as a result of a $258.8 million reduction in debt in 2003. The weighted-average interest rate on our debt was 5.48% and 5.03% at December 31, 2004 and 2003, respectively.
Equity in Earnings and Return on Investment in Unconsolidated Senior Living Communities
     Equity in earnings and return on investment in unconsolidated senior living communities represents our allocation of the results of operations and returns on our investments from the distributions of proceeds from transactions with our unconsolidated ventures.
2005 Compared to 2004
     Equity in earnings and return on investment in unconsolidated senior living communities was $13.2 million in 2005 compared to $9.4 million in 2004, an increase of $3.8 million, or 41%, which was primarily comprised of:
•	$8.8 million return on our investment pursuant to the terms of a venture agreement;

•	a decrease of $4.9 million from our portion of start-up losses associated with two international development ventures. In 2005, these two ventures opened four communities which incurred losses in 2005;

•	$2.9 million return on our investment whereby an unconsolidated venture sold two senior living communities to Sunrise REIT;

•	$3.0 million return on our investment whereby an unconsolidated venture sold its three senior living communities and distributed the proceeds to its members. We recognized the $3.0 million of cash received in excess of our investment.

•	a decrease of $3.6 million from the write-down of our interest in Sunrise At Home; and

•	a decrease of $2.5 million from the results of operations from other unconsolidated ventures, including our portion of start-up losses from development ventures.
2004 Compared to 2003
     Equity in earnings and return on investment in unconsolidated senior living communities was $9.4 million in 2004 compared to $5.3 million in 2003, an increase of $4.1 million, or 76%, which primarily resulted from improved operations and additional incentive fees.
Provision for Income Taxes
     Our effective tax rate was 36.8%, 37.0% and 36.0% in 2005, 2004 and 2003, respectively. The fluctuations in our effective tax rates are primarily related to the amount of U.S. federal work-opportunity tax credits.
     Realization of the deferred tax asset of $20.7 million and $25.4 million at December 31, 2005 and 2004, respectively, is primarily dependent on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. We expect to fully utilize the loss carryforwards prior to expiration.
Liquidity and Capital Resources
Overview
     We had $74.9 million of working capital at December 31, 2005 compared to $78.1 million at December 31, 2004, a decrease of $3.2 million. In addition, we had $184.4 million available under our credit facilities at December 31, 2005. Included in working capital were $225.3 million and $156.8 million of cash and cash equivalents and short-term investments at December 31, 2005 and 2004, respectively. The change in working capital was primarily due to:
•	$68.5 million increase in cash and cash equivalents and short-term investments, primarily from termination fees received in 2005;

•	$13.6 million increase in the current portion of notes receivable – affiliates; and

•	$1.5 million net increase in prepaid expenses and other current assets and deferred income taxes;
     off-set by
•	$71.0 million increase in accrued expenses related to increased accrued salaries and insurance reserves; and

•	$16.1 million in current maturities of long-term debt, primarily from borrowings from Sunrise REIT.
     As we have used all of our U.S. Federal operating loss carryforwards, we expect to make Federal income tax payments of approximately $20 million in 2006. To date, we have financed our operations primarily with cash generated from operations, both short-term and long-term borrowings and proceeds from the sale of communities pursuant to our sale/long-term manage back program.
     We currently estimate that our existing credit facilities, together with existing working capital, cash flows from operations, financing commitments and financing expected to be available will be sufficient to fund our liquidity needs during the next 12 months, including communities currently under construction. Additional financing will, however, be required to complete additional development and to refinance existing indebtedness. We estimate that it will cost approximately $140.0 million to complete the communities we currently have under construction. We expect these costs will be recovered when these communities are contributed to unconsolidated ventures before construction is completed, or in some circumstances, upon receipt of a certificate of occupancy. We have entered into contracts to purchase and lease additional sites. We expect to develop the majority of the sites under purchase contracts within ventures. This business model limits the amount of capital required of us to complete the development of the communities. We expect that cash flows from operations, together with borrowings under existing credit facilities will be sufficient to fund our investment in the development and construction of these additional communities for at least the next 12 months. We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. We can provide no assurance that such financing and refinancing will be available on acceptable terms.
Long-Term Debt
     At December 31, 2005, we had $202.8 million of outstanding debt with a weighted average interest rate of 6.40%, including $119.9 million of convertible subordinated notes. Of the $202.8 million of outstanding debt, we had $183.8 million of fixed-rate debt with a weighted average interest rate of 6.47% and $19.0 million of variable rate debt with a weighted average interest rate of 5.69%. In February 2006, we redeemed all of our outstanding convertible subordinated notes that had not been converted at that time.
     At December 31, 2005, we had $51.4 million of debt that is due within the next 12 months. Of this amount, $43.3 million relates to ten wholly-owned communities. This debt is mortgage financing, most of which we intend to refinance or extend in 2006. The remaining $8.1 million represents borrowings under a credit facility.
     On December 2, 2005, we entered into a $250 million secured corporate credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility replaces our former credit facility. The $250 million Credit Facility provides for both cash borrowings and letters of credit. It has an initial term of four years with an extension option. Cash borrowings in US dollars accrue interest at LIBOR plus 1.70% to 2.25% plus a fee to participating lenders subject to certain European banking regulations or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 0.00% to 0.75%. The $250 million Credit Facility also permits cash borrowings and letters of credit in currencies other than US dollars. Interest on cash borrowings in non-US currencies accrue at the rate of the Banking Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% of the maximum available to be drawn on the letters of credit. We pay commitment fees of 0.25% on the unused balance of the credit facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. There were $73.6 million of letters of credit and no cash advances outstanding under this credit facility at December 31, 2005. The letters of credit have been pledged primarily for the benefit of insurance companies, lenders and certain municipalities and were unused at December 31, 2005. The letters of credit issued under the $250 million corporate credit facility expire within one year.
     Our debt instruments contain various financial covenants and other restrictions, including provisions that: (1) require us to meet certain financial tests (for example, our $250 million line of credit requires us not to exceed certain leverage ratios, to maintain certain fixed charge coverage ratios and to have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios); (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity, without lender consent. At December 31, 2005, we were in compliance with all of our debt covenants.

Debt Guarantees and Financing Obligations
     As part of our operating strategy, we may provide debt guarantees to certain of our ventures. Unless otherwise stated, we would be required to perform under a debt guarantee if the venture failed to perform under the debt agreement and the bank pursued our guarantee. Also as part of our operating strategy, we may undertake certain financing obligations in connection with acquisitions.
     The following table sets forth our debt guarantees and other obligations at December 31, 2005 (dollars in thousands):

		Number of
	Amount	Communities
Debt guarantees:
Development ventures	$31,925	10
Other ventures	14,573	7

	46,498	17

Other obligations:
Entrance fees	69,197	2
Other	1,201	4

	70,398	6

	$116,896	23

     At December 31, 2005, we provided $46.5 million of debt guarantees to ventures, which represents our maximum exposure. Of the $31.9 million in debt guarantees to development ventures, $5.0 will terminate in December 2006, $8.4 million will be removed upon achieving certain debt service coverage targets and the remaining $18.5 million will remain in place throughout the terms of the loans. Of the $14.6 million in debt guarantees to other unconsolidated ventures, $8.6 million relates to hospital partnerships and $3.8 million relates to acquisition partnerships that remain in place throughout the terms of the loans. The remaining $2.2 million relates to an operating venture and will be removed when or if certain occupancy and debt service coverage targets are met. To date, we have not been required to fund any debt guarantees.
     We have remaining $69.2 million in financing obligations at December 31, 2005 associated with management contracts acquired from MSLS in March 2003. In connection with this transaction, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay entrance fees issued by MSLS with respect to two continuing care retirement communities. To the extent that CNL fails to satisfy this obligation, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. We have provided an additional $1.2 million financing obligation related to the acquisition of MSLS which is comprised of an obligation to provide financing under existing credit facilities to four communities.
     At December 31, 2005, we do not believe that we will be required to fund any amounts related to these debt guarantees and obligations.
Development Completion Guarantees
     We typically guarantee that communities developed in ventures or with third parties will be completed at budgeted costs approved by all partners. Budgeted costs generally include contingency reserves for unforeseen costs and potential overruns. We would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. For some ventures, such guarantees are subject to pooling whereby cost overruns and cost savings are pooled to determine our funding commitment. At December 31, 2005, 36 communities were under construction and subject to completion guarantees. We have over 20 years experience in the development and construction of senior living communities. Our construction contractors are experienced in building and developing senior living communities and assume much of the risk of on-time and on-budget completion by executing guaranteed fixed-price contracts. The terms of these guarantees generally provide for no limitation to the maximum potential future payments. We paid $0.9 million in 2005 under the development completion guarantees. No amounts were paid in 2004. We expect to make payments of $2.0 million in 2006 related to two development communities, $1.0 million of which will be an interest-bearing loan to the venture and the remaining $1.0 million was recorded in 2005 as a reduction of “Management and professional services — pre-opened communities” revenue as the funds are being drawn as revenues are being recognized.
     The following table sets forth our estimated liability under development completion guarantees at December 31, 2005 (dollars in thousands):

	Number of
	Communities	Expected Payout (2006)
Development completion guarantees	36	$2,000

Operating Deficit Credit Facilities
     As part of certain management contracts, we may provide an operating deficit credit facility to cover cash shortfalls of monthly expenses after operating reserves have been depleted. If we are required to fund under a facility, amounts funded either become loans to the venture or are recorded as a reduction in revenue. The credit facilities are generally in place for a limited period of time (until the community reaches stabilization), there is no limit on the potential future payments, and repayment is due when the community has adequate operating cash flows or is sold.
     At December 31, 2005, 20 operating communities were subject to an operating deficit credit facility and 28 additional communities will be subject to an operating credit facility upon opening. We funded $0.7 million to two communities in 2005 which was recorded as a reduction of “Management and professional services — pre-opened communities” revenue. We expect to fund an additional $5.8 million in 2006 and such amounts will become loans when funded.
     The following table sets forth our estimated liability under operating deficit credit facilities at December 31, 2005 (dollars in thousands):

	Number of
	Communities	Expected Payout (2006)
Operating communities	20	$5,796
Other Commitments
     The following table sets forth our estimated liability under other commitments at December 31, 2005 (dollars in thousands):

	Number of
	Communities	Expected Payout
Credit support agreements	13	$1,929
Commitments to advance funds	24	1,588
Liquidity support agreement	16	—

	53	$3,517

     We have provided credit support agreements to certain communities that we have developed or for which we have acquired management contracts with a significant opportunity for occupancy improvements. Generally, credit support agreements are provided for limited periods of time and require funding if operating cash flows or returns to investors are below stated targets. For communities sold by us, a reserve may be established from the transaction proceeds to fund these potential payments in connection with the sale. If payments are not recoverable as a loan, a liability is recorded for the estimated payments to be made at the commitment date. On a quarterly basis, we evaluate the estimated liability based on the operating results of the community and the terms of the agreement. If it is probable that we will be required to fund additional amounts than previously estimated, the additional amounts are recorded as a reduction of “Management and professional services — operating communities” revenue. At December 31, 2005, we had 13 communities that were subject to credit support arrangements that terminate within six to ten months. We expect to fund $1.9 million in 2006 and such amounts have been accrued at December 31, 2005.
     At December 31, 2005, we have commitments to advance funds to 24 communities, the longest of which is for less than two years. Advances under these commitments are recoverable as loans and are generally repayable to us from operating cash flows and/or proceeds from the sale of the community. We expect to fund $1.6 million in 2006 under these commitments.
     In connection with The Fountains transaction, we agreed to a liquidity support agreement for scheduled debt service payments with respect to The Fountains Loan. Under the terms of the liquidity support agreement, we would be required to perform if the venture failed to make scheduled debt service payments under The Fountains Loan and the bank pursued our guarantee. Our maximum exposure under this liquidity support agreement is $162 million in the event the venture does not make any of its required debt service payments and The Fountains Loan is extended to its full term of seven years. Based on the projected operations of the communities, we do not expect to make any payments under the liquidity support agreement. The liquidity support agreement remains in place for up to seven years. No amounts were paid in 2005.
     We have also guaranteed a $0.9 million obligation of an unconsolidated international venture under a land purchase contract.

Contractual Obligations
     Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for 29 of our communities, 27 contracts to purchase land, and four contracts to lease land. See Note 16 to our consolidated financial statements for a discussion of our contractual obligations.
     Principal maturities of long-term debt, future minimum lease payments, and amounts due on land purchases and lease commitments at December 31, 2005 are as follows (in thousands):

	Payment due by period
					More
		Less than			than 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt (1)	$215,156	$57,179	$26,609	$121,598	$9,770
Operating leases	528,239	56,812	113,568	114,038	243,821
Land purchase contracts	124,666	117,716	6,950	—	—
Land lease commitments	153,104	1,237	2,635	2,796	146,436

Total	$1,021,165	$232,944	$149,762	$238,432	$400,027

(1)	Long-term debt includes maturities and interest obligations.
     We anticipate future development to occur in ventures and expect to be reimbursed for the majority of the land purchase contracts and land lease costs by our capital partners when the development ventures are formed.
Cash Flows
     Our primary sources of cash from operating activities are the collection of management and professional services fees from operating and pre-opened communities, collection of monthly fees and other billings from services provided to residents of our consolidated communities, and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating expenses for our consolidated and managed communities. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement for these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.
     Net cash provided by operating activities was $198.8 million and $86.2 million in 2005 and 2004, respectively. In 2005, cash flows provided by operations consisted primarily of net earnings, an increase in accounts payable and accrued expenses and a decrease in accounts receivable. These were partially offset by an increase in prepaid expenses, due from unconsolidated senior living communities and other current assets. The increase in accounts payable and accrued expenses was a result of increased self insurance program reserves, accrued salaries and other accounts payable and accruals. In 2004, cash flows provided by operations consisted primarily of net earnings, an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and an increase in prepaid expenses, due from unconsolidated senior living communities and other current assets.
     Net cash used in investing activities was $149.4 million and $5.6 million in 2005 and 2004, respectively. In 2005, we acquired Greystone and The Fountains for $46.5 million and $29.0 million, respectively, acquired property for $134.3 million and contributed $64.1 million to unconsolidated senior living communities. These uses of cash were partially offset by $56.2 million from the disposition of property and $27.9 million of distributions received from unconsolidated senior living communities. In 2004, we acquired property for $110.7 million and contributed $28.0 million to unconsolidated senior living communities. These uses of cash were partially offset by $146.1 million from the disposition of property and $7.8 million of distributions received from unconsolidated senior living communities.
     Net cash provided by financing activities was $34.0 million in 2005 compared to net cash used in financing activities of $41.3 million in 2004. Activities included additional borrowings of $148.5 million and $112.8 million, offset by debt repayments of $137.3 million and $119.5 million in 2005 and 2004, respectively. The additional borrowings under our credit facility were used to fund our continued development of senior living communities and refinance existing debt. We repurchased approximately $8.7 million of our common stock and received proceeds of $29.1 million from the exercise of stock options in 2005. We repurchased approximately $63.2 million of our common stock and received proceeds of $29.7 million from the exercise of stock options in 2004.

Stock Repurchase Programs
     In July 2002, our Board of Directors authorized the repurchase of outstanding shares of our common stock up to an aggregate purchase price of $50.0 million over the subsequent 12 months. In May 2003, our Board of Directors expanded the repurchase program to an aggregate purchase price of $150.0 million to repurchase outstanding shares of common stock and/or our outstanding 5.25% convertible subordinated notes due 2009. In March 2004, our Board of Directors authorized the additional repurchase of outstanding shares of our common stock and/or our outstanding convertible subordinated notes up to an aggregate purchase price of $50.0 million. At December 31, 2005, each of these preceding authorizations had expired to the extent not utilized. In November 2005, our Board of Directors approved a new repurchase plan that provides for the repurchase of up to $50.0 million of our common stock and/or the outstanding convertible subordinated notes. This plan extends through December 2007. There were no repurchases during the three months ended December 31, 2005.
We repurchased outstanding shares of our common stock under these plans, as follows:

	Repurchase of
	Common Stock
	Shares	Average Price
2002	1,162,800	$12.81
2003	7,918,800	$13.42
2004	3,497,336	$18.07
2005	347,980	$25.03

Total at December 31, 2005	12,926,916	$14.94

Market Risk
     We are exposed to market risk from changes in interest rates primarily through variable rate debt, variable rate notes receivable and variable rate bonds.
     The table below details by category the principal amount, the average interest rate and the estimated fair market value of our notes receivable, investments, and debt. The fair value estimates for the notes receivable are based on the estimates of management and on currently prevailing rates for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity. The fair market value estimate of the convertible notes is based on the market value at December 31, 2005.

	Maturity Date through December 31,						Total Carrying	Estimated Fair Market
(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Value	Value
Assets
Notes receivable:
Fixed rate	$13,842	$1,972	—	—	—	$1,853	$17,667	$17,667
Average interest rate	8.0%	8.0%	—	—	—	7.6%	7.9%	—
Variable rate	$2,619	—	—	—	$2,500	—	$5,119	$5,119
Average interest rate	7.3%	—	—	—	7.1%	—	7.2%	—
Investments:
Mill Run bonds	—	—	—	—	—	$5,710	$5,710	$5,710
Average interest rate	—	—	—	—	—	11.0%	11.0%	—

Liabilities
Debt:
Fixed rate	$43,110	$13,595	$3,117	$151	$162	$3,693	$63,828	$63,810
Average interest rate	8.9%	6.9%	8.4%	6.9%	6.9%	6.9%	8.8%	—
Variable rate	$8,258	$200	$6,766	$200	$300	$3,300	$19,024	$19,024
Average interest rate	5.6%	4.4%	6.6%	4.4%	4.4%	4.4%	5.7%	—
Convertible notes	—	—	—	$119,937	—	—	$119,937	$225,481
Average interest rate	—	—	—	5.3%	—	—	5.3%	—
Impact of Changes in Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006 using the modified prospective method and accordingly, the financial statements for prior periods will not reflect any restated amounts. While we have not finalized our analysis, we believe the 2006 impact of adopting the new standard will result in additional compensation expense of between $3.0 million and $4.0 million.

     In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005 for all new or modified limited partnerships and fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-5 for new ventures formed after June 29, 2005 and there was no impact to the consolidated financial statements. We currently do not anticipate a significant impact as a result of adopting EITF 04-5 for unconsolidated ventures formed prior to June 29, 2005.
Impact of Inflation
     Management fees from communities operated by us for third parties and resident fees from owned senior living communities are significant sources of our revenue. These revenues are affected by daily resident fee rates and community occupancy rates. The rates charged for the delivery of senior living services are highly dependent upon local market conditions and the competitive environment in which the communities operate. In addition, employee compensation expense is the principal cost element of community operations. Employee compensation, including salary and benefit increases and the hiring of additional staff to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.
     Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our communities. We believe, however, that the short-term nature of our resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     Quantitative and qualitative disclosure about market risk appears in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data
     The following information is included on the pages indicated:

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Sunrise Senior Living, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this Annual Report.
March 15, 2006
/s/ Paul J. Klaassen
Chief Executive Officer
/s/ Bradley B. Rush
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Stockholders and Board of Directors
Sunrise Senior Living, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sunrise Senior Living, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sunrise Senior Living, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sunrise Senior Living, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sunrise Senior Living, Inc. and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Sunrise Senior Living, Inc.
We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 15, 2006

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$225,279	$141,883
Short-term investments	—	14,900
Accounts receivable, net	59,384	61,999
Notes receivable — affiliates	16,461	2,875
Deferred income taxes	20,721	25,412
Due from unconsolidated senior living communities	58,358	55,823
Prepaid expenses and other current assets	36,569	27,803

Total current assets	416,772	330,695
Property and equipment, net	458,546	369,632
Notes receivable — affiliates	6,325	40,700
Management contracts and leaseholds, net	86,241	83,336
Goodwill	165,028	123,713
Investments in unconsolidated senior living communities	137,905	93,016
Investments	7,589	7,416
Investment in Sunrise REIT Debentures	—	20,757
Other assets	49,870	36,491

Total assets	$1,328,276	$1,105,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$256,173	$185,219
Deferred revenue	8,415	6,202
Entrance fees	25,953	25,866
Current maturities of long-term debt	51,368	35,264

Total current liabilities	341,909	252,551
Long-term debt, less current maturities	151,421	156,402
Deferred income taxes	165,957	148,790
Other long-term liabilities	32,131	22,915

Total liabilities	691,418	580,658
Minority interests	4,181	1,580
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 43,468,462 and 41,152,550 shares issued and outstanding at December 31, 2005 and 2004, respectively	435	412
Additional paid-in capital	294,400	247,999
Retained earnings	351,538	271,796
Deferred compensation — restricted stock	(12,323)	(4,535)
Accumulated other comprehensive (loss) income	(1,373)	7,846

Total stockholders’ equity	632,677	523,518

Total liabilities and stockholders’ equity	$1,328,276	$1,105,756

See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Operating revenue:
Management and professional services — operating communities	$188,005	$90,184	$67,560
Community contract services reimbursement	1,235,608	996,726	676,359
Management and professional services — pre-opened communities	40,715	16,775	11,566
Resident fees	355,151	342,786	340,775

Total operating revenue	1,819,479	1,446,471	1,096,260

Operating expenses:
Reimbursable community contract services	1,235,608	996,726	676,359
Management and professional services — pre-opened communities	31,541	14,638	14,852
Community operating	272,616	258,667	254,203
Community lease	48,401	47,085	38,511
General and administrative	90,716	72,362	72,120
Depreciation and amortization	43,432	21,378	16,406

Total operating expenses	1,722,314	1,410,856	1,072,451

Other income:
Operating communities	411	24,330	75,579
Pre-opened communities	8,819	10,354	10,098

Income from operations	106,395	70,299	109,486

Other non-operating income (expense):
Interest income	6,977	8,533	8,869
Interest expense	(3,518)	(7,069)	(25,440)
Gain on sale of investment in Sunrise REIT debentures	3,939	—	—

Total other non-operating income (expense)	7,398	1,464	(16,571)

Equity in earnings and return on investment in unconsolidated senior living communities	13,235	9,394	5,343
Minority interests	(815)	(701)	(1,105)

Income before provision for income taxes	126,213	80,456	97,153
Provision for income taxes	(46,471)	(29,769)	(34,975)

Net income	$79,742	$50,687	$62,178

Earnings per share data:

Basic net income per common share	$1.92	$1.25	$1.46

Diluted net income per common share	$1.67	$1.12	$1.32

     See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
	Shares of	Common				Other
	Common	Stock	Additional	Retained	Deferred	Comprehensive
	Stock	Amount	Paid-in Capital	Earnings	Compensation	Income (Loss)	Total
Balance at January 1, 2003	44,688	$446	$312,729	$158,931	$(3,333)	$(2,955)	$465,818
Net income	—	—	—	62,178	—	—	62,178
Interest rate swaps, net of tax	—	—	—	—	—	2,511	2,511
Foreign currency translation, net of tax	—	—	—	—	—	2,587	2,587

Total comprehensive income	—	—	—	—	—	—	67,276

Issuance of common stock to employees	4,816	50	53,027	—	—	—	53,077
Repurchase of common stock	(7,918)	(80)	(106,153)	—	—	—	(106,233)
Issuance of restricted stock	390	4	4,828	—	(4,832)	—	—
Amortization of restricted stock	—	—	—	—	1,601	—	1,601
Tax effect from the exercise of non- qualified stock options	—	—	8,737	—	—	—	8,737

Balance at December 31, 2003	41,976	420	273,168	221,109	(6,564)	2,143	490,276
Net income	—	—	—	50,687	—	—	50,687
Foreign currency translation, net of tax	—	—	—	—	—	5,703	5,703

Total comprehensive income	—	—	—	—	—	—	56,390

Issuance of common stock to employees	2,679	26	29,700	—	—	—	29,726
Repurchase of common stock	(3,498)	(34)	(63,159)	—	—	—	(63,193)
Conversion of convertible debt	—	—	8	—	—	—	8
Issuance of restricted stock	22	—	400	—	(400)	—	—
Amortization of restricted stock	—	—	—	—	2,119	—	2,119
Forfeiture of restricted stock	(26)	—	(310)	—	310	—	—
Tax effect from the exercise of non-qualified stock options	—	—	8,192	—	—	—	8,192

Balance at December 31, 2004	41,153	412	247,999	271,796	(4,535)	7,846	523,518
Net income	—	—	—	79,742	—	—	79,742
Foreign currency translation, net of tax	—	—	—	—	—	(9,850)	(9,850)

Equity interest in investee’s other comprehensive income	—	—	—	—	—	631	631

Total comprehensive income	—	—	—	—	—	—	70,523

Issuance of common stock to employees	2,248	22	29,043	—	—	—	29,065
Repurchase of common stock	(348)	(3)	(8,709)	—	—	—	(8,712)
Conversion of convertible debt	3	—	55	—	—	—	55
Issuance of restricted stock	412	4	10,996	—	(10,998)	—	2
Amortization of restricted stock	—	—	—	—	3,210	—	3,210
Tax effect from the exercise of non-qualified stock options	—	—	15,016	—	—	—	15,016

Balance at December 31, 2005	43,468	$435	$294,400	$351,538	$(12,323)	$(1,373)	$632,677

     See accompanying notes.

SUNRISE SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$79,742	$50,687	$62,178
Adjustments to reconcile net income to net cash provided by operating activities:
Other income — operating communities	(411)	(24,330)	(75,579)
Other income — pre-opened communities	(8,819)	(10,354)	(10,098)
Gain on sale of investment in Sunrise REIT debentures	(3,939)	—	—
Equity in earnings and return on investment of unconsolidated senior living communities	(13,235)	(9,394)	(5,343)
Distributions of earnings from unconsolidated senior living communities	8,293	7,501	6,030
Minority interests	815	701	1,105
Provision for bad debts	1,531	1,364	2,610
Provision for deferred income taxes	21,858	17,843	24,964
Depreciation and amortization	43,432	21,378	16,406
Amortization of financing costs	1,483	2,018	6,517
Amortization of deferred compensation	3,210	2,119	1,601
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	13,196	(12,835)	(23,368)
Prepaid expenses, due from unconsolidated senior living communities and other current assets	(22,207)	(26,310)	(15,255)
Other assets	2,671	(2,517)	(10,664)
Increase (decrease):
Accounts payable, accrued expenses and other liabilities	68,755	66,926	6,833
Entrance fees	87	997	(406)
Deferred revenue	2,288	431	(3,285)

Net cash provided by (used in) operating activities	198,750	86,225	(15,754)
Investing activities
Acquisition of property	(134,291)	(110,662)	(104,721)
Acquisition of business and assets	(75,532)	—	(93,407)
Cash obtained in consolidation of Sunrise At Home	1,138	—	—
Disposition of property	56,246	146,139	415,577
Purchases of short-term investments	(62,825)	(26,350)	—
Proceeds from short-term investments	77,725	11,450	—
Increase in investments and notes receivable	(158,697)	(159,825)	(60,240)
Proceeds from investments and notes receivable	187,042	141,082	140,395
(Increase) decrease in restricted cash and cash equivalents	(3,908)	12,762	7,281
Contributions to investments in unconsolidated senior living communities	(64,080)	(27,987)	(17,226)
Distributions of capital from unconsolidated senior living communities	27,875	7,754	3,971

Net cash (used in) provided by investing activities	(149,307)	(5,637)	291,630
Financing activities
Net proceeds from exercised options	29,065	29,726	53,077
Additional borrowings of long-term debt	149,539	112,781	266,423
Repayment of long-term debt	(137,296)	(119,451)	(555,750)
Capital contributed by At Home stockholders	5,000	—	—
Distribution to minority interest	(1,021)	(724)	(556)
Financing costs paid	(1,622)	(392)	(3,408)
Repurchases of common stock	(8,712)	(63,193)	(106,233)

Net cash provided by (used in) in financing activities	33,953	(41,253)	(346,447)

Net increase (decrease) in cash and cash equivalents	83,396	39,335	(70,571)
Cash and cash equivalents at beginning of period	141,883	102,548	173,119

Cash and cash equivalents at end of period	$225,279	$141,883	$102,548

See accompanying notes.

Sunrise Senior Living, Inc.
Notes to Consolidated Financial Statements
1. Organization and Presentation
Sunrise Senior Living, Inc. (“Sunrise”) is a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. Sunrise was incorporated in Delaware on December 14, 1994.
At December 31, 2005, Sunrise operated 415 communities, including 397 communities in the United States, 11 communities in Canada, five communities in the United Kingdom and two communities in Germany, with a total resident capacity of approximately 51,000. Sunrise communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing and rehabilitative care. Sunrise also develops senior living communities for itself, for unconsolidated ventures in which it retains an ownership interest and for third parties.
The consolidated financial statements include Sunrise’s wholly-owned and controlled subsidiaries that manage, own and develop senior living communities. Variable interest entities (“VIEs”) in which Sunrise has an interest have been consolidated when Sunrise has been identified as the primary beneficiary. Investments in ventures in which Sunrise has the ability to exercise significant influence but does not have control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Stock Split
In October 2005, Sunrise completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder of record at the close of business on September 20, 2005 received one additional share of common stock for each share held on that date. All share and per share amounts in Sunrise’s consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
Reclassifications
Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.
Short-Term Investments
Sunrise reclassified investments in auction market securities from “Cash and cash equivalents” to “Short-term investments” in the December 31, 2004 consolidated balance sheet. Corresponding changes were made to the consolidated statement of cash flows in 2004.
Allowance for Doubtful Accounts
Sunrise reclassified an interest receivable allowance of $2.2 million from “Accounts receivable, net” to “Prepaid expenses and other current assets” in the December 31, 2004 consolidated balance sheet. Corresponding changes were made to the consolidated statement of cash flows in 2004.
Entrance Fees
Sunrise reclassified the long-term portion of entrance fees of $24.0 million from “Other long-term liabilities” to a current liability — “Entrance fees” in the December 31, 2004 consolidated balance sheet. Historically, Sunrise recorded the non-current refundable amount of entrance fees in its consolidated balance sheet as a long-term liability in accordance with industry practice. The continuing care agreements at certain of Sunrise’s communities may be terminated by residents upon thirty days’ notice or are refundable upon reoccupancy. Sunrise determined that these refund obligations should be classified as a current liability. While this reclassification increased current liabilities, it did not impact Sunrise’s cash flow in any period. In addition, it did not impact Sunrise’s compliance with debt covenants.

Credit Support Payments
Sunrise reclassified credit support payments of $4.2 million and $1.7 million from “Reimbursable community contract services” to “Management and professional services — operating communities” in the consolidated statements of income in 2004 and 2003, respectively.
Other Income — Pre-Opened Communities
Sunrise customarily provides pre-opening services for development property it holds prior to transferring the property to a venture or a third party for further development. Sunrise generally receives and recognizes consideration for these pre-opening services, improvements, and land in connection with the sale of the property. Sunrise reclassified $10.4 million and $10.1 million from “Management and professional services — pre-opened communities” to “Other income — pre-opened communities” in 2004 and 2003, respectively. These amounts remain a component of income from operations. Corresponding changes were made to the consolidated statements of cash flows in 2004 and 2003.
Distributions of Earnings from Unconsolidated Ventures
Sunrise reclassified distributions of operating earnings from unconsolidated senior living communities of $7.5 million and $6.0 million from “Distributions of capital from unconsolidated senior living communities” in investing activities to “Distributions of earnings from unconsolidated senior living communities” in operating activities in the consolidated statements of cash flows in 2004 and 2003, respectively.
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
Investments
Sunrise’s short-term investments are classified as available-for-sale securities. These investments are carried at fair value with the unrealized gains and losses, net of tax, reported in comprehensive income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
At December 31, 2004, Sunrise held an investment in convertible debentures of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). Sunrise REIT is a related party (see Notes 4 and 17). In November 2005, Sunrise exercised its conversion option and sold its Sunrise REIT units at C$12.05 per unit. The resulting gain of $2.0 million and a $1.9 million foreign currency exchange gain, on holding the related intercompany loans and advances is recorded in “Gain on sale of investment in Sunrise REIT debentures” in the consolidated statement of income in 2005.
Allowance for Doubtful Accounts
Sunrise provides an allowance for doubtful accounts on its outstanding receivables based on its collection history and generally does not require collateral to support outstanding balances. Details of the allowance for doubtful accounts are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Beginning balance	$2,497	$4,495	$3,406
Provision for bad debts	1,531	1,364	2,610
Accounts written off	(1,058)	(3,362)	(1,521)

Ending balance	$2,970	$2,497	$4,495

Notes Receivable
Sunrise may provide financing to unconsolidated ventures at negotiated prevailing market interest rates. These loans are included in “Notes receivable — affiliates” in the consolidated balance sheets. The collectibility of these notes is monitored based on the current performance of the ventures, the budgets and projections for future performance. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, Sunrise would establish a reserve to write-down the notes to their net realizable value.
Due from Unconsolidated Senior Living Communities
Due from unconsolidated senior living communities represents amounts due from unconsolidated ventures for development and management costs advanced, including development fees, operating costs such as payroll and insurance costs, and management fees. Development costs are reimbursed when third-party financing is obtained by the affiliate. Operating costs are generally reimbursed within thirty days.
Property and Equipment
Property and equipment are recorded at cost and primarily includes costs directly related to the development and construction of communities. If a project is abandoned, any costs previously capitalized are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.
Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. If the carrying amount of an asset exceeds its undiscounted expected cash flows, an impairment charge would be recognized to the extent the carrying amount of the asset exceeds the fair value.
Repairs and maintenance are charged to expense as incurred.
Deferred Financing Costs
Costs incurred in connection with obtaining permanent financing for Sunrise-owned communities are deferred and amortized over the term of the financing using the effective interest method. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.
Intangible Assets
Intangible assets relate primarily to the acquisition of Marriott Senior Living Services (“MSLS”), Karrington Health, Inc., Greystone Communities, Inc. (“Greystone”) and assets of The Fountains and are comprised of management contracts, leaseholds and goodwill. In determining the allocation of the purchase price of acquisitions to net tangible and identified intangible assets acquired, Sunrise makes estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals.
Management contracts and leaseholds are valued using expected discounted cash flows and are amortized using the straight-line method over the remaining contract term, ranging from one to 30 years. The carrying amounts of management contracts and leaseholds are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the assets exceeds the undiscounted expected cash flows, an impairment charge would be recognized to the extent the carrying amount of the asset exceeds the fair value.
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Sunrise conducts its annual impairment test of goodwill in the fourth quarter.
Investments in Unconsolidated Senior Living Communities
Sunrise holds an interest in ventures established to develop or acquire and own senior living communities. When these ventures are considered to be variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), Sunrise consolidates the ventures if it is determined to be the primary beneficiary. When Sunrise has determined it is not the primary beneficiary or, for non-VIE’s when and it determines that it owns a non-controlling interest (because other partners or members control or participate in the management decisions of these ventures), the investments are accounted for under the equity method.

The equity method investments are recorded at cost and subsequently are adjusted for equity in net income (losses) and distributions. Sunrise determines its share of the investees’ earnings or losses based on the distributions of cash flow from a hypothetical liquidation of the investee’s assets and liabilities. The equity earnings are adjusted for the impact on the investee’s reported earnings, if any, for the basis differences between Sunrise’s carrying value of the equity investments and the investee’s underlying assets. Sunrise recognizes profits on sales of services to these ventures to the extent of the ventures’ outside ownership interest.
Sunrise owned interests in 187 unconsolidated senior living communities (31 of which are under development) through ownership interests in 30 unconsolidated ventures at December 31, 2005 that are accounted for under the equity method and one unconsolidated venture accounted for under the cost method. Those ventures are generally limited liability companies and partnerships. Sunrise’s interest in those ventures generally range from five to 25%. Sunrise has one community in which it owns less than 10%, 147 communities in which it owns between 10% and 20%, 20 communities in which it owns between 21% and 30%, and 19 communities in which it owns more than 30%.
Sunrise generally does not have future requirements to contribute additional capital over and above the original capital commitments. The unconsolidated ventures obtain non-recourse third-party debt. Sunrise’s total investment in these ventures is comprised of Sunrise’s capital investment in these ventures and, when agreed to, subordinated debt and other short-term advances provided. At December 31, 2005, the total investment in the unconsolidated ventures was $200.2 million not including any guarantees provided to these ventures as described in Note 16. The realization of these investments is dependent upon the ongoing operations of the ventures. Sunrise’s underlying equity in the net assets of the investees exceeded the carrying value of the investments by $43.6 million and $52.0 million at December 31, 2005 and 2004, respectively.
Loss Reserves For Certain Self-Insured Programs
Sunrise offers a variety of insurance programs to the communities it operates. These programs include property, general and professional liability, excess/umbrella liability, crime, automobile liability and physical damage, workers’ compensation and employers’ liability and employment practices liability (“Insurance Program”). Each community Sunrise operates is charged its proportionate share of the cost of the Insurance Program.
Sunrise utilizes large deductible insurance programs in order to contain costs for its workers’ compensation risk and for its general and professional liability risks. The design and purpose of a large deductible insurance program is to reduce overall premium and claim costs by internally financing lower cost claims that are predictable from year to year, while buying insurance only for higher-cost, less predictable claims.
Workers’ Compensation and General/Professional Liability Insurance
Prior to September 1, 2001, Sunrise had been fully insured for general and professional liability costs with third-party insurers. Accordingly, to the extent claims covered under these policies are recovered, Sunrise has no exposure for claims prior to that date. Subsequently, Sunrise self insured a portion of community general and professional liability and workers’ compensation risks through its wholly-owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (“Sunrise Captive”), which is funded with premiums paid by each community. Sunrise Captive pays costs for each claim above a community deductible up to a per claim limit. Third-party insurers cover claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better. Sunrise accrued $84.4 million and $62.3 million at December 31, 2005 and 2004, respectively, for the estimated costs of general and professional liability and workers’ compensation claims outstanding. These balances are classified as current liabilities and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
Sunrise records outstanding losses and expenses for both general and professional liability and workers’ compensation based on the recommendations of an independent actuary and management’s judgment. Sunrise believes that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2005, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.
Employee Health Benefits
Sunrise offers employees an option to participate in a self-insured health plan. The cost of Sunrise employee health benefits, net of employee contributions, is shared by Sunrise and the managed unconsolidated communities based on the respective number of participants working directly for Sunrise or the unconsolidated communities. Funds collected are used to pay the actual program costs. Costs include estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by Sunrise. Although claims under this plan are self-insured, Sunrise has aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. Sunrise also maintains a reserve for outstanding claims and claims that have been incurred but not yet reported. This reserve is based on the historical claim reporting lag and payment trends of health insurance claims. The liability for the self-insured health plan is included in “Accounts payable and accrued expenses” in the consolidated balance sheets and was $20.2 million and $23.2 million at December 31, 2005 and 2004, respectively.
Income Taxes
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.
Revenue Recognition
“Management and professional services — operating communities” is comprised of fees from management contracts for operating communities owned by unconsolidated ventures and other third parties, which consist of base management fees, incentive management fees, consulting fees and termination fees for operating communities. The management fees are generally between five and eight percent of a managed community’s total operating revenue. Fees are recognized in the month they are earned in accordance with the terms of the management contract. In addition, changes in estimates for credit support payments made to certain communities are recorded as a reduction to revenue as management fees are also being recorded related to these same communities.
“Community contract service reimbursement” is comprised of reimbursable expenses from communities operated by Sunrise employees under long-term management agreements which are recognized when services are provided. The related expenses are included in “Reimbursable community contract services” expense. Consistent with this presentation, in 2005 Sunrise has recorded accrued salaries payable to its employees and other operating expenses at the gross amounts and recognized a receivable from the communities for the reimbursable portion. The 2004 balance sheet was adjusted to conform to the 2005 presentation.
     “Management and professional services – pre-opened communities” is comprised of fees received for services provided prior to the opening of an unconsolidated community. These fees are recognized in accordance with Staff Accounting Bulletin 104 and EITF 00-21. Fees related to building design and construction oversite are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage of completion portion of the revenues.
“Resident fees” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.
Other Income — Operating Communities
Other income from operating communities is recognized upon the sale of communities owned and operated by Sunrise. Sunrise also records, at historical cost basis, its remaining ownership of the community sold and debt assumed by the venture as an investment. Operating contingencies may require Sunrise to defer a portion of the gain until such operating contingencies are satisfied. If the operating contingencies are not met for an identified period, Sunrise would be required to repay a portion of the cash proceeds related to the specific contingency and would not recognize the portion of the gain associated with that contingency.
Other Income — Pre-opened Communities
Sunrise customarily provides pre-opening services for development land it holds prior to transferring the land to a venture or third party for further development. Sunrise generally receives consideration for these pre-opening services, improvements and land in connection with the sale of the property.
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
Had compensation expense for stock based compensation been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Sunrise’s net income and earnings per share would have been impacted as follows:

	Year ended December 31,
	2005	2004	2003
Net income:
As reported:	$79,742	$50,687	$62,178
Add: Compensation expense, net of tax	2,022	1,383	1,014
Less: Total stock-based employee compensation expensed determined under fair-value method for all awards, net of tax effect	(9,359)	(10,215)	(15,826)

Pro forma	$72,405	$41,855	$47,366

Basic net income per share:
As reported	$1.92	$1.25	$1.46
Pro forma	$1.75	$1.03	$1.11
Diluted net income per share:
As reported	$1.67	$1.12	$1.32
Pro forma	$1.52	$0.94	$1.03
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	4.4	3.5	3.6 — 4.3
Dividend yield	—	—	—
Expected life (years)	5.4	3.9	10
Volatility	62.0%	48.7%	50.8%
In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. While Sunrise has not finalized its analysis, it believes the 2006 impact of adopting the new standard will result in additional compensation expense of between $3.0 million and $4.0 million.
Continuing Care Agreements
Sunrise leases five communities that provide life care services under various types of entrance fee agreements with residents (entrance fee communities). Residents of entrance fee communities are required to sign a continuing care agreement with Sunrise. The care agreements stipulate, among other things, the amount of all entrance and monthly fees, the type of residential unit being provided, and Sunrise’s obligation to provide both health care and non-health care services. In addition, the care agreements provide Sunrise with the right to increase future monthly fees. The care agreements are terminated upon the receipt of a written termination notice from the resident or the death of the resident. Entrance fees are refundable to the resident or the resident’s estate upon reoccupancy or termination of the care agreement.
When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability has been recorded in the consolidated financial statements.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, are equal to either 100%, 95%, 90% or 50% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations in accordance with APB 21, Interest on Receivables and Payables. Entrance fees were $26.0 million and $25.9 million at December 31, 2005 and 2004, respectively. None of these refundable entrance fees are amortized into income.
Regulatory Considerations
Sunrise is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, Sunrise’s operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. Sunrise believes that it is in substantial compliance with the applicable laws and regulations. However, if ever found to have engaged in improper practices, Sunrise could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, which may have a material adverse impact on its financial position, results of operations and cash flows.
Foreign Currency Translation
Sunrise’s reporting currency is the U.S. dollar. Certain of its subsidiaries’ functional currencies are the local currency of the respective country. Balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period except for stockholders’ equity accounts and intercompany accounts with consolidated subsidiaries that are considered to be of a long-term nature, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated at a weighted average of exchange rates during the period. The cumulative effect of the translation is included in “Accumulated other comprehensive income” in the consolidated balance sheets.
Changes in the accumulated amount of translation adjustments included in accumulated other comprehensive income are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Beginning balance	$7,845	$2,142	$(445)
Foreign currency translation, net of tax	(9,850)	5,703	2,587

Ending balance	$(2,005)	$7,845	$2,142

Variable Interest Entities
At December 31, 2005, Sunrise had an interest in 11 ventures that are considered VIEs. Sunrise is the primary beneficiary and, therefore, consolidates eight of these VIEs. Seven of these consolidated VIEs are development communities in which Sunrise has a majority of the voting interest and is developing for Sunrise REIT (see Note 4). At December 31, 2005, included in Sunrise’s consolidated balance sheet were $56.1 million of development costs and $50.7 million of debt, including $6.6 million of third-party construction debt secured by the development communities and $44.1 million of borrowings from Sunrise REIT guaranteed by Sunrise. The only recourse to Sunrise with respect to these seven VIEs is under borrowings from Sunrise REIT.
The remaining consolidated VIE is Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture between Sunrise and two third parties. The venture offers home health services by highly trained staff members in customers’ own homes and has annual revenue in excess of $18.0 million. Prior to December 2005, Sunrise accounted for its minority interest in Sunrise At Home as an equity method investment. In December 2005, Sunrise wrote-down its interests in the venture by $3.6 million. Also, the venture was recapitalized with $7.5 million of additional equity received equally from the original controlling partner, a new independent partner and Sunrise. As of the recapitalization, Sunrise was determined to be the primary beneficiary and began consolidating this venture. Sunrise has included $9.4 million of net working capital related to the venture in the 2005 consolidated balance sheet.
Sunrise is not considered the primary beneficiary of the remaining three VIEs and, therefore, accounts for these investments under the equity method of accounting. Two of these VIEs are development ventures and one is an operating venture. One of the two development ventures was formed in April 2002 for the development of a senior living community in Washington, D.C., which was operating at December 31, 2005 with total assets of $30.3 million and annual revenue of $5.7 million in 2005. The other development venture was formed in September 2005 for the development of a luxury senior living community in Bethesda, Maryland, which was under development at December 31, 2005 with total assets of $37.2 million. The operating venture was formed with Sunrise REIT in December 2004 and contains five operating communities recapitalized from a development venture, eight operating communities recapitalized from a sale/manage back venture and two operating communities previously wholly-owned by Sunrise. This operating venture had total assets of $261.5 million at December 31, 2005 and annual revenue of $71.0 million in 2005. Sunrise’s maximum loss exposure from these three non-consolidated VIEs was $15.3 million at December 31, 2005.
Other Recent Accounting Standards
In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005 for all new or modified limited partnerships and fiscal years beginning after December 15, 2005 for all other limited partnerships. Sunrise adopted EITF 04-5 for new ventures formed after June 29, 2005 and there was no impact to the consolidated financial statements. Sunrise currently does not anticipate a significant impact as a result of adopting EITF 04-5 for unconsolidated ventures formed prior to June 29, 2005.
3. Acquisitions
Greystone Communities, Inc.
In May 2005, Sunrise acquired 100% of the equity interests in Greystone, a developer and manager of continuing care retirement communities (“CCRCs”). Through the acquisition of Greystone, Sunrise expanded into the not-for-profit sector, which is the largest ownership segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs, pre-opening and ongoing management of an additional 17 communities that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. Sunrise paid $45.5 million in cash for Greystone and incurred approximately $1.0 million of transaction costs. Sunrise also may pay up to an additional $7.5 million if Greystone meets certain performance milestones in 2005, 2006, and 2007 for a total potential acquisition cost of $54.0 million, subject to various adjustments as set forth in the acquisition agreement. The operating results of Greystone for the period from May 10, 2005 to December 31, 2005 are included in Sunrise’s consolidated statement of income. Pro forma information disclosing the results of operations in 2005 and 2004 was not material.
The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(1.8)
Property and equipment	0.6
Management and development contracts	13.8
Goodwill	33.9

Total purchase price (including transaction costs)	$46.5

The portion of the purchase price allocated to management and development contracts will be amortized over the specific term of each individual management and development contract acquired which ranges from one to 14 years. The weighted average amortization period is 6.2 years.
The Fountains
In July 2005, Sunrise contributed approximately $25.8 million in cash in exchange for a 20% interest in an unconsolidated venture formed to purchase assets from The Fountains, an Arizona based owner and operator of senior living communities. Sunrise’s venture partner contributed approximately $109.0 million in cash in exchange for an 80% interest in the venture. Concurrent with its funding, the venture paid approximately $448.9 million in cash to acquire 16 senior living communities owned or controlled by The Fountains. The purchase price includes transaction costs of $7.6 million, plus the assumption of approximately $69.6 million in refundable entrance fees. Approximately $331.0 million of the purchase price was obtained from the proceeds of non-recourse secured debt financing obtained by the venture (“The Fountains Loan”). Sunrise provided a liquidity support agreement for the scheduled debt service payments with respect to The Fountains Loan and also entered into certain credit support arrangements with the venture (see Note 16).
Sunrise also acquired from The Fountains full ownership of one community, several undeveloped land parcels and certain other assets (including the underlying land and a related ground lease with respect to a community located in New Jersey) for approximately $29.0 million in cash, including transaction costs of $1.6 million. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values preliminarily assigned are as follows (in millions):

Net working capital deficit	$(0.5)
Property and equipment, net	21.4
Management contracts	1.4
Goodwill	6.4
Other assets	0.3

Total purchase price (including transaction costs)	$29.0

The operating results of the acquired communities of The Fountains are included in Sunrise’s consolidated statement of income for the period from July 1, 2005 to December 31, 2005. Pro forma information disclosing the results of operations in 2005 and 2004 was not material.
Sunrise also agreed to pay the venture $12.0 million over 15 months for the right to enter into long-term management contracts with each of the 16 communities acquired by the venture. The transactions surrounding the entire portfolio provide Sunrise management for more than 4,000 additional units in 11 states.
Marriott Senior Living Services
In March 2003, Sunrise completed its acquisition of all the outstanding stock of MSLS, which owns and operates senior independent full-service and assisted living communities. Sunrise paid approximately $92.0 million in cash to acquire all of the outstanding stock of MSLS and assumed approximately $48.0 million of working capital liabilities and other funding obligations as well as approximately $25.0 million of entrance fees. Sunrise also assumed certain guarantees of MSLS and Marriott International, Inc. in the acquisition. See Note 16 for a description of those guarantees. Operations of MSLS are included in the 2003 consolidated statement of income from March 28, 2003.
The acquisition of MSLS was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In 2004, goodwill was adjusted by approximately $18.0 million as a result of true-ups of working capital.
The following unaudited pro forma information presents the results of operations of Sunrise in 2003, as if the acquisition of MSLS had taken place at January 1, 2003 (in millions, except earnings per share).

Revenue	$1,288.3
Net income	61.6
Basic earnings per share	2.89
Diluted earnings per share	$2.61
Other Unconsolidated Ventures
In June 2005, Sunrise made an additional $3.0 million investment in an existing unconsolidated venture increasing Sunrise’s percentage ownership from five to 25%. The investment, which was previously accounted for using the cost method of accounting, now is accounted for using the equity method of accounting.
In November 2005, Sunrise entered into an unconsolidated venture that acquired an independent living community for approximately $14.0 million. Sunrise contributed $0.4 million for a 10% ownership interest in the venture.
In December 2005, an existing unconsolidated venture in which Sunrise held a 10% ownership interest purchased a senior living community for approximately $38.8 million from a third party.
4. Dispositions and Termination of Management Contracts
Sunrise Senior Living Real Estate Investment Trust
In December 2004, Sunrise closed the initial public offering of Sunrise REIT, an independent entity Sunrise established in Canada. Sunrise REIT was formed to acquire, own and invest in income producing senior living communities in Canada and the United States.

Concurrent with the closing of its initial public offering, Sunrise REIT issued C$25.0 million (U.S. $20.8 million at December 31, 2004) principal amount of subordinated convertible debentures to Sunrise, convertible at the rate of C$11.00 per unit. Sunrise holds a minority interest in one of Sunrise REIT’s subsidiaries and held the convertible debentures until November 2005, but does not own any equity of Sunrise REIT. Sunrise entered into a 30-year strategic alliance agreement that gives Sunrise the right of first opportunity to manage all Sunrise REIT communities and Sunrise REIT will have a right of first offer to consider all development and acquisition opportunities sourced by Sunrise in Canada. Pursuant to this right of first offer, Sunrise and Sunrise REIT have entered into fixed price acquisition agreements with respect to seven development communities at December 31, 2005. In addition, Sunrise has the right to appoint two of the eight trustees that oversee the governance, investment guidelines, and operating policies of Sunrise REIT. Sunrise’s Chairman and Chief Executive Officer and President currently serve as trustees.
The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from Sunrise and Sunrise ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from Sunrise for an aggregate purchase price of approximately $40.0 million and 20 were acquired from ventures in which Sunrise participated for an aggregate purchase price of approximately $373.0 million. With respect to the three Sunrise consolidated communities, Sunrise realized “Other income - operating communities” of $4.3 million in 2004, of which $1.8 million was deferred until certain operating contingencies are satisfied. Sunrise contributed its interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80% interest in a Sunrise community that was in lease-up in Canada for a purchase price of approximately $12.0 million, with Sunrise retaining a 20% interest. Sunrise also recognized $2.1 million of “Management and professional services — pre-opened communities” revenue in 2004 for securing debt on behalf of Sunrise REIT. Sunrise had seven wholly-owned communities under construction at December 31, 2005 which are expected to be sold to Sunrise REIT.
Other Dispositions
In 2005, Sunrise recognized $0.4 million in “Other income — operating communities” as certain contingencies were met related to the sale of a consolidated community in 2002.
In 2004, Sunrise recognized $24.3 million in “Other income — operating communities” as certain contingencies were met related to the sale of consolidated communities in 2003.
In 2003, Sunrise recognized $36.0 million in “Other income — operating communities” as certain contingencies were met related to the sale of 16 assisted living communities to ventures in 2002. Sunrise owns a 20% interest in the ventures and continues to operate these communities under long-term management agreements. Additionally, Sunrise completed the sale/long-term manage back of 43 consolidated communities and 11 venture communities for an aggregate sales price of approximately $582.0 million. Twenty-eight of the communities were sold to ventures in which Sunrise has a 10% ownership interest, 16 of the communities were sold to a retirement communities company, and ten of the communities were sold to a not-for-profit family foundation. Sunrise realized approximately $67.5 million in “Other income — operating communities”, of which approximately $42.9 million was recognized in 2003. The remaining $24.6 million was contingent upon meeting operating and financing contingencies. Sunrise continues to operate all 54 communities under long-term management contracts.
Termination of Management Contracts
In August 2005, a third-party owner terminated a management contract for a community in which Sunrise was the manager. Sunrise recognized a $1.5 million termination fee, which is included in “Management and professional services — operating communities” in the consolidated statement of income. Sunrise also wrote-off the related remaining $0.8 million unamortized management contract intangible asset.
In November 2005, Five Star Quality Care, Inc. (“Five Star”) terminated 12 management contracts for which Sunrise was the manager. Sunrise recognized an $80.2 million buy-out fee and an additional $1.3 million for management fees which would have been earned from November 1, 2005 through December 29, 2005, which are included in “Management and professional services — operating communities” in the consolidated statement of income. Sunrise also wrote-off the related remaining $13.8 million unamortized management contract intangible asset.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid insurance	$20,877	$13,887
Deposits	5,141	2,735
Interest receivable	1,178	329
Prepaid taxes	964	1,156
Other	8,409	9,696

	$36,569	$27,803

6. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2005	2004
Land and land improvements	15 years	$64,893	$46,281
Building and building improvements	40 years	259,343	246,756
Furniture and equipment	3-10 years	100,636	78,783

		424,872	371,820
Less accumulated depreciation and amortization		(90,628)	(70,392)

		334,244	301,428
Construction in progress		124,302	68,204

Property and equipment, net		$458,546	$369,632

Sunrise estimates that it will cost approximately $140.0 million to complete the communities it currently has under construction at December 31, 2005. Depreciation expense was $20.5 million, $17.8 million, and $13.5 million in 2005, 2004, and 2003, respectively.
7. Notes Receivable — Affiliates
Notes receivable — affiliates (including accrued interest) consist of the following (in thousands):

		December 31,
	Interest Rate (1)	2005	2004
Note III with international venture	12.50%	$—	$1,074
Note IV partner loan with international venture	15.00%	—	245
Note V with international venture	4.37%	915	1,095
LLC Note VI, revolving credit agreement	10.00%	2,596	9,160
Promissory Note IV	(2)	2,576	2,630
Promissory Note VI	LIBOR + 3.00%	—	1,304
Promissory Note VII	LIBOR + 2.50%	—	1,038
Promissory Note VIII, revolving credit agreement	15.00%	—	3,505
Promissory Note IX	8.00%	1,972	1,836
Promissory Note X	LIBOR + 3.50%	—	2,125
Promissory Note XI	LIBOR + 3.00%	—	7,143
Promissory Note XII	LIBOR + 2.75%	—	558
Subordinated Loan Agreement I	10.75%	938	849
Promissory Note XIII	7.5%	11,246	10,483
Promissory Note XIV	Euribor + 4.25%	2,500	—
Other notes receivable		43	530

		22,786	43,575
Current maturities		(16,461)	(2,875)

		$6,325	$40,700

(1)	Interest rate at December 31, 2005

(2)	Higher of 6% or LIBOR plus 3.0%
In 2001, Sunrise jointly formed a venture (“International LLC II”) in which Sunrise has a seven percent ownership interest. In 2002, Sunrise agreed to loan funds to International LLC II (“Note III”) and (“Note IV”) to partially finance the initial development and construction of communities in the United Kingdom and Canada. The sale of these communities was completed in 2005 and the outstanding principal and interest were paid. At December 31, 2005, there was no outstanding balance remaining on Note III or Note IV.
In 2002, Sunrise jointly formed a venture (“International LLC III”) in which Sunrise has a 20% ownership interest. In May 2002, Sunrise agreed to loan funds to International LLC III (“Note V”) to partially finance the initial development and construction of communities in the United Kingdom and Germany. Outstanding principal and interest are due as senior living communities are sold by the venture. In December 2005, Sunrise agreed to loan International LLC III up to $11.8 million (based on the December 31, 2005 exchange rate) (“Promissory Note XIV”) on a revolving basis to fund operating deficits of the lease-up communities in Germany. The loan is unsecured and subordinated to the senior lenders of the German communities. Outstanding principal and interest are due on the earlier of December 31, 2010 or the termination of senior financing, with one two-year renewal at the option of International LLC III.
In March 2002, Sunrise accepted a promissory note in the amount of $2.7 million (“Promissory Note IV”) from a venture in which Sunrise has a 20% ownership interest. The Promissory Note IV is subordinated to other lenders of the limited partnership. Monthly interest payments began on June 1, 2002 and monthly principal payments began on April 1, 2003. In 2005, the maturity date for this note was extended through July 1, 2006 from the original maturity date of April 1, 2004.
In December 2002, Sunrise jointly formed a venture (“LLC VI”) in which Sunrise has a 20% ownership interest. The purpose of LLC VI is to develop, construct and own senior living communities. Sunrise agreed to loan LLC VI up to $20.0 million (“LLC Note VI”) through a revolving credit agreement to partially finance the initial development and construction of 15 communities. Thirteen communities were completed and open, and two were under construction at December 31, 2005. LLC Note VI is secured by the communities and is subordinated to other lenders of LLC VI. LLC VI borrowed an additional $17.7 million against the credit agreement and received payments of $22.7 million and $1.8 million for principal and interest, respectively, in 2005. Outstanding principal and interest are due on the earlier of December 28, 2010 or the termination of the management agreement between the parties.
In 2005, a venture in which Sunrise has a 10% ownership interest refinanced its debt with a third party and paid the outstanding principal and interest on Promissory Note VI, Promissory Note VII, Promissory Note X, and Promissory Note XI.
In November 2001, Sunrise accepted a promissory note for a revolving credit agreement in the amount of $3.0 million (“Promissory Note VIII”) from Sunrise At Home, an unconsolidated venture in which Sunrise had a three percent ownership interest. Amounts drawn were $1.5 million, $1.0 million and $0.5 million in September 2003, February 2004 and April 2004, respectively. Interest was payable monthly, beginning in October 2003. As described in Note 2, Sunrise began consolidating the venture at December 31, 2005 and as a result, the outstanding notes receivable at this date have been eliminated in consolidation.
In December 2003, Sunrise accepted a promissory note of $1.7 million (“Promissory Note IX”) from a partner of a venture in which Sunrise has a 10% ownership interest. Outstanding principal and interest are due on the earlier of June 30, 2007, the date which the borrower sells, transfers or assigns all or any portion of its membership interest in the LLC or the date the LLC sells substantially all of its assets.
In November 2003, Sunrise accepted a promissory of $0.5 million (“Promissory Note XII”) from a partner of a venture in which Sunrise has a 25% interest. The note was repaid in 2005.
In March 2003, Sunrise accepted a $1.3 million subordinated loan (“Subordinated Loan Agreement I”) from a community which Sunrise manages but has no ownership interest. Outstanding principal and interest are due on November 21, 2024.
In May 2004, Sunrise accepted a promissory note of $10.0 million (“Promissory Note XIII”) from a community which Sunrise manages but has no ownership interest. Sunrise has an option to purchase an alternate property from the borrower, and if Sunrise chooses to purchase this property, the purchase price of the alternate property will be credited against the principal balance of this note, under the terms of the note agreement. Outstanding principal and interest are due on June 1, 2006.
Sunrise believes the carrying amount of the notes receivable approximates the fair value at December 31, 2005 and 2004.
Sunrise recorded interest income on these notes of $3.2 million, $6.9 million and $7.4 million in 2005, 2004 and 2003, respectively.

8. Management Contracts and Leaseholds, Goodwill and Other Assets
Management contracts and leaseholds consist of the following (in thousands):

	December 31,		Estimated
	2005	2004	Useful life
Management contracts, less accumulated amortization of $13,238 and $6,580	$81,105	$77,785	1-30 years
Leaseholds, less accumulated amortization of $2,747 and $2,440	5,136	5,551	10-29 years

	$86,241	$83,336

Amortization was $22.9 million, $3.6 million and $2.9 million in 2005, 2004 and 2003, respectively. In 2005, Sunrise wrote-off $14.6 million representing the unamortized intangible asset for management contracts that were terminated (see Note 4). Amortization is expected to be approximately $7.5 million, $5.6 million and $4.7 million in 2006, 2007 and 2008, respectively, and $4.2 million in 2009 and 2010.
The carrying amount of goodwill is as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$165,028	$123,713

In 2005, Sunrise recorded goodwill of $33.9 million and $6.4 million related to the acquisitions of Greystone and The Fountains, respectively (see Note 3). In 2004, goodwill was adjusted by approximately $18.0 million as a result of Sunrise’s final determination of acquired working capital, primarily related to resident claim liabilities assumed from the MSLS acquisition.
Included in “Other assets” is restricted cash totaling $16.2 million and $12.2 million at December 31, 2005 and 2004, respectively, consisting of real estate tax escrows, resident deposits and amounts set aside related to Sunrise’s debt agreements.
9. Investments in Unconsolidated Senior Living Communities
Included in “Due from unconsolidated senior living communities” are net receivables and advances from unconsolidated ventures of $58.4 million and $55.8 million at December 31, 2005 and 2004, respectively. Net receivables from these ventures relate primarily to management activities.
Summary financial information for unconsolidated ventures accounted for by the equity method is as follows (in thousands):

		December 31,
	2005	2004	2003
Assets, principally property and equipment	$3,372,483	$2,241,246	$1,915,403
Liabilities, principally long-term debt	2,531,305	1,512,953	1,343,956
Equity	841,178	728,293	571,447
Revenue	647,156	487,913	420,520
Net income	$19,222	$175,188	$14,353
Accounting policies used by the unconsolidated ventures are the same as those used by Sunrise. Net income for the unconsolidated ventures includes $14.5 million and $155.0 million from gains on sale of communities in 2005 and 2004, respectively.
Total management and professional services revenue and community contract services reimbursements from related unconsolidated ventures was $571.9 million, $397.6 million and $290.7 million in 2005, 2004 and 2003, respectively.
Equity in earnings and return on investments in unconsolidated senior living communities consists of the following (in thousands);

	Year ended December 31,
	2005	2004	2003
Equity in earnings in unconsolidated senior living communities	$(1,163)	$9,394	$5,343
Return on investment in unconsolidated senior living communities	14,398	—	—

	$13,235	$9,394	$5,343

As discussed in Note 2, Sunrise wrote down its interests in Sunrise At Home by approximately $3.6 million, which is included in equity in earnings in unconsolidated senior living communities.

In June 2005, an unconsolidated venture in which Sunrise owns a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by Sunrise under long-term management contracts. Under the terms of the venture agreement, Sunrise recognized a $2.9 million return on investment.
In August 2005, Sunrise’s partner in an unconsolidated venture sold its ownership interest in 13 senior living communities to Sunrise REIT. The 13 senior living communities continue to be managed by Sunrise under long-term management contracts. In connection with this transaction, Sunrise’s interest in the venture increased from 20% to 25% and Sunrise realized an $8.8 million return on investment.
In December 2005, one of Sunrise’s unconsolidated ventures sold its three senior living communities and distributed the proceeds to its members. Two of the communities were sold to another unconsolidated venture in which Sunrise has a 20% ownership interest and one of the communities was sold to Sunrise REIT. The three senior living communities continue to be managed by Sunrise under long-term management contracts. In connection with this transaction, Sunrise recognized the $3.0 million of cash received in excess of its investment as a return on investment.
Included in equity in earnings of unconsolidated senior living communities in 2005 is $4.9 million of Sunrise’s share of start-up losses associated with international ventures. There was $2.0 million, $2.1 million and $1.4 million of amortization related to the difference between the carrying value of the investments and the underlying equity in net assets of the investees in 2005, 2004 and 2003, respectively.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$22,956	$9,033
Self insurance program	84,419	62,274
Accrued salaries	64,483	49,974
Employee health benefits	20,168	23,171
Other accruals	64,147	40,767

	$256,173	$185,219

11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
5.25% convertible subordinated notes due 2009	$119,937	$119,992
Corporate credit facility	—	18,000
Borrowings from Sunrise REIT	44,078	11,186
Mortgages, notes payable and other	38,774	42,488

	202,789	191,666
Current maturities	(51,368)	(35,264)

	$151,421	$156,402

In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 5.25% convertible subordinated notes due February 1, 2009. Interest was payable at 5.25% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price was $17.92 (equivalent to a conversion rate of 55.8036 shares per $1,000 principal amount of the convertible notes). The notes were subordinated to Sunrise’s existing and future senior indebtedness. In 2003, Sunrise repurchased $5 million principal amount of the convertible notes. The convertible notes were converted to equity in February 2006 (see Note 21).
In September 2003, Sunrise closed on a $200 million credit facility with a syndicate of banks. The $200 million credit facility provided for both cash borrowings and letters of credit. It had an initial term of three years with an extension option. Cash borrowings accrued interest at LIBOR plus 1.75% to 3.00% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 0.25% to 1.50%. LIBOR-based borrowings had fixed interest periods of one, two, three or six months. Letters of credit fees were equal to 2.00% of the maximum available to be drawn on the letters of credit. Sunrise paid commitment fees of 0.25% to 0.45% on the unused balance of the credit facility. There were $18 million of cash advances and $39 million of letters of credit outstanding under this credit facility at December 31, 2004. The cash advances accrued interest at 4.23% at December 31, 2004.
In December 2005, Sunrise replaced the $200 million credit facility with a $250 million credit facility with a syndicate of banks. The $250 million credit facility provides for both cash borrowings and letters of credit. It has an initial term of four years with an extension option. Cash borrowings in U.S. dollars accrue interest at LIBOR plus 1.70% to 2.25% plus a fee to participating lenders subject to certain European banking regulations or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 0.00% to 0.75%. The $250 million credit facility also permits cash borrowings and letters of credit in currencies other than U.S. dollars. Interest on cash borrowings in non-U.S. currencies accrue at the rate of the Banking Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% of the maximum available to be drawn on the letters of credit. Sunrise pays commitment fees of 0.25% on the unused balance of the credit facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. There were $73.6 million of letters of credit and no cash advances outstanding under this credit facility at December 31, 2005. Of the issued letters of credit, $58.1 million have been pledged primarily for the benefit of insurance companies, lenders and certain municipalities and $15.5 million have been issued related to land purchases with respect to an international venture. The letters of credit were unused at December 31, 2005 and expire within one year.
At December 31, 2005 and 2004, there was $44.1 million and $11.2 million, respectively, of borrowings from Sunrise REIT outstanding. The borrowings are not collateralized and relate to communities Sunrise is developing for Sunrise REIT. Principal is repayable on the earliest of (1) a specified period after a certificate of occupancy is obtained, (2) the date Sunrise REIT acquires an interest in the community, (3) the development community is transferred to a third party and Sunrise REIT does not exercise its option to acquire the community, or (4) the date the fixed price acquisition agreement terminates. Remaining maturities are estimated to be less than two years. Interest is paid monthly at rates ranging from 8.55% to 10.60%.
In addition to the borrowings from Sunrise REIT, there was $6.7 million of outstanding debt to third parties, which matures in 2008, for three of the Sunrise REIT development communities at December 31, 2005. Interest is paid monthly at LIBOR plus 2.25% (6.64% at December 31, 2005).
At December 31, 2005, $24.0 million of the remaining other mortgages and notes payable relate to five communities that are collateralized by the assets of the respective community. Payments of principal and interest are made monthly. Interest rates range from 4.44% to 8.50% with remaining maturities ranging from less than one year to 19 years.
At December 31, 2004, the $42.5 million of other mortgages and notes payable relate to seven communities that are collateralized by the assets of the respective community. Payments of principal and interest are made monthly. Interest rates range from 3.00% to 8.50% with remaining maturities ranging from less than one year to 20 years.
In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. This credit facility matures in November 2006, is subject to a five-year extension, accrues interest at LIBOR plus 1.20% (5.59% at December 31, 2005) and is collateralized by senior living communities. The credit facility may be converted to a fixed rate facility at any time during the term. Sunrise pays commitment fees of 0.13% on the unused portion. In September 2003, Sunrise reduced the credit facility to $16 million. At December 31, 2005 and 2004, the collateral of the credit facility consisted of two communities and $8.1 million was outstanding.
At December 31, 2005, Sunrise had an additional $6.1 million in unused letters of credit outstanding in addition to those issued under the $250 million credit facility. The letters of credit were pledged for the benefit of lending institutions and municipalities and expire within one year.
There are various financial covenants and other restrictions in Sunrise’s debt instruments, including provisions that: (1) require Sunrise to meet certain financial tests (for example, the $250 million corporate credit facility requires Sunrise not to exceed certain leverage ratios, to maintain certain fixed charge coverage ratios and to have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios); (2) require consent for changes in Sunrise’s control; and (3) restrict Sunrise and its subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent. Sunrise was in compliance with all of its debt covenants at December 31, 2005.

Principal maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$51,368
2007	13,795
2008	9,883
2009	120,288
2010	462
Thereafter	6,993

$202,789

Interest paid totaled $12.9 million, $10.4 million and $23.0 million in 2005, 2004 and 2003, respectively. Interest capitalized was $10.4 million, $6.0 million and $3.0 million in 2005, 2004 and 2003, respectively.
12. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The primary components of Sunrise’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Operating loss carryforwards — federal	$—	$10,956
Operating loss carryforwards — state	4,786	2,063
Operating loss carryforwards- foreign	1,328	1,501
Credits	9,858	3,805
Accrued expenses	2,433	5,309
Other	2,316	1,778

Total deferred tax assets	20,721	25,412
Deferred tax liabilities:
Investments in ventures	(93,835)	(93,714)
Property and equipment	(72,122)	(55,076)

Total deferred tax liabilities	(165,957)	(148,790)

Net deferred tax liability	$(145,236)	$(123,378)

Sunrise’s state net operating loss carryforwards are expected to expire from 2010 through 2023. Sunrise’s foreign net operating loss carryforwards have an unlimited carryforward period to offset future foreign taxable income.
At December 31, 2005, Sunrise had alternative minimum tax credits of approximately $5.3 million and Work-Opportunity tax credits of approximately $4.5 million available to offset future federal tax liabilities. The alternative minimum tax credits have no expiration period and the work opportunity tax credits will expire from 2019 through 2024.
Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. Sunrise expects to fully utilize the loss and credit carryforwards prior to expiration.
Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$16,547	$7,728	$7,447
State	5,165	2,198	2,564
Foreign	2,901	2,000	—

Total current	24,613	11,926	10,011
Deferred:
Federal	23,543	16,187	23,018
State	(1,858)	1,921	3,182
Foreign	173	(265)	(1,236)

Total deferred	21,858	17,843	24,964

	$46,471	$29,769	$34,975

In 2005, 2004 and 2003, Sunrise paid federal, state and international income taxes, net of refunds of $3.5 million, $6.3 million and $1.0 million, respectively. Current taxes payable for 2005, 2004 and 2003 have been reduced by approximately $15.0 million, $8.0 million, and $9.0 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit has been recognized as an increase to additional paid-in capital.
The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State taxes, net	4.0	4.0	4.0
Other	(2.2)	(2.0)	(3.0)

	36.8%	37.0%	36.0%

13. Stockholders’ Equity
Stock Option Plans
Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2005, these plans provided for the grant of options to purchase up to 19,797,820 shares of common stock. Under the terms of the plans, the option exercise price and vesting provisions of the options are fixed when the option is granted. The options expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.
Prior to March 2000, Sunrise had a plan approved by the Board of Directors which provided for any director on the Board of Directors who is not an officer or employee of Sunrise or any of its subsidiaries (other than the persons elected as director representatives of the holders of Series A Preferred Stock) to be eligible to receive options (“the Directors’ Plan”). Under the terms of the Directors’ Plan, the option exercise price was not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option began six months after the option was granted and generally ended ten years from the date the option was granted. Options granted under the Directors’ Plan vested immediately. All options granted under the Directors’ Plan were non-incentive stock options. There were 40,000 options outstanding under the plan at December 31, 2005.
A summary of Sunrise’s stock option activity and related information is presented below (share amounts are shown in thousands):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding-beginning of year	5,930	$12.15	8,654	$10.82	12,822	$11.04
Granted	578	29.91	428	17.92	1,214	9.66
Exercised	(2,050)	11.98	(2,304)	10.94	(4,674)	10.82
Canceled	(141)	14.08	(848)	13.33	(708)	12.17

Outstanding-end of year	4,317	14.54	5,930	12.15	8,654	10.82

Options exercisable at year-end	3,527		4,292		5,152
Weighted-average fair value of options granted during the year	$12.44		$7.44		$8.31
The following table summarizes information about stock options outstanding at December 31, 2005 (share amounts are shown in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.01 - $10.00	1,047	4.69	$8.61	1,047	$8.61
10.01 - 12.82	1,451	4.81	12.16	1,170	12.15
12.83 - 22.28	1,248	6.07	15.23	800	15.05
$22.29 — $34.50	571	9.68	$29.98	510	$30.51

	4,317			3,527

Restricted Stock
Sunrise has restricted stock plans providing for the grant of restricted stock to employees, directors, consultants and advisors. At December 31, 2005, Sunrise had granted an aggregate of 1,121,122 shares of restricted stock since the inception of the first plan.
These grants vest over one to ten years. Unvested amounts are reflected in the consolidated balance sheets and represent the fair value of shares at the date of grant, which is amortized as compensation expense over the period of vesting. Sunrise recognized $3.2 million, $2.1 million and $1.6 million in compensation expense in 2005, 2004, and 2003, respectively. At December 31, 2005, 249,744 of the 1,121,122 shares of restricted stock had vested and 25,168 of the 1,121,122 shares of restricted stock had been forfeited.
Repurchase of Outstanding Shares
The Board of Directors previously approved repurchase programs that expired in May 2005 providing for the repurchase of an aggregate of $200.0 million of Sunrise common stock and/or the outstanding 5.25% convertible subordinated notes due 2009. Repurchases were as follows (share amounts are shown in thousands):

	Shares	Average Price
2002	1,163	$12.81
2003	7,918	$13.42
2004	3,498	$18.07
2005	348	$25.03

Total at December 31, 2005	12,927	$14.94

In November 2005, Sunrise’s Board of Directors approved a new repurchase program that provides for the repurchase of up to $50.0 million of Sunrise’s common stock and/or the outstanding convertible subordinated notes. This program extends through December 2007.
Stockholder Rights Agreements
The Board of Directors adopted a Stockholders Rights Agreement (“Rights Agreement”) effective April 25, 1996, as amended. All shares of common stock issued by Sunrise between the date of adoption of the Rights Agreement and the Distribution Date (as defined below) have rights attached to them. The rights expire ten years after adoption of the Rights Agreement. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock at a price of $42.50 (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder of Sunrise.
The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a “Distribution Date”) upon the earlier of (1) ten days following a public announcement that a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. However, neither Paul J. Klaassen nor Teresa M. Klaassen (nor their affiliates, associates and estates), each of whom, as of the date of adoption of the Rights Agreement, beneficially owned in excess of 20% of the outstanding shares of common stock, will be deemed an Acquiring Person, unless they acquire an additional two percent of the common stock which was outstanding at the time of completion of Sunrise’s initial public offering.
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
The current Rights Agreement will expire in April 2006. The Board of Directors may adopt a new rights plan at that time.

14. Other Income — Pre-opened Communities
In two related transactions consummated in September and December 2005, Sunrise sold a development community to an unconsolidated venture in which Sunrise has a combined 21.6% ownership interest and recognized $3.8 million.
In 2005, Sunrise sold six development communities to two unconsolidated ventures and recognized $2.5 million.
In 2005, Sunrise sold one development community to an unconsolidated venture with Sunrise REIT in which Sunrise has a 20% ownership interest and recognized $0.5 million and a foreign currency exchange gain of $1.9 million while holding the related intercompany loans and advances.
In 2004, Sunrise sold 13 development communities to six unconsolidated ventures and recognized $6.9 million. Sunrise also sold three communities to third-party owners and recognized $3.5 million.
In 2003, Sunrise sold five development communities to three unconsolidated ventures and recognized $3.3 million. Sunrise also sold five communities to third-party owners and recognized $6.8 million.
15. Net Income Per Common Share
The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Numerator for basic net income per share:
Net income	$79,742	$50,687	$62,178

Numerator for diluted net income per share:
Net income	$79,742	$50,687	$62,178
Assumed conversion of convertible notes, net of tax	4,376	4,386	4,584

Diluted net income	$84,118	$55,073	$66,762

Denominator:
Denominator for basic net income per common share —weighted average shares	41,456	40,604	42,596
Effect of dilutive securities:
Employee stock options and restricted stock	2,234	1,958	1,248
Convertible notes	6,695	6,696	6,904

Denominator for diluted net income per common share — weighted average shares plus assumed conversions	50,385	49,258	50,748

Basic net income per common share:	$1.92	$1.25	$1.46

Diluted net income per common share:	$1.67	$1.12	$1.32

Certain shares issuable upon the exercise of stock options or convertible notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Options are included under the treasury stock method to the extent they are dilutive.
16. Commitments
Leases
Sunrise leases its corporate offices, regional offices, and development offices under various leases. In 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters which expires in September 2013. The lease had an initial annual base rent of $1.2 million. In September 2003, Sunrise entered into an agreement to lease additional office space for its corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $2.9 million. The base rent for both of these leases escalates approximately 2.5 percent per year in accordance with the base rent schedules. Sunrise also leased warehouse space under a ten-year lease which expired in September 2005.

In connection with the acquisition of Greystone in May 2005, Sunrise assumed a ten year operating lease that expires in 2013 with the option to extend for seven years. The lease has annual base rent of $1.0 million. In April 2009, the annual base rent will decrease to $0.9 million through the remainder of the lease term. There were lease incentives for leasehold improvements of $0.8 million. These assets are included in “Property and equipment, net” in the consolidated balance sheet and are being amortized over the lease term. The incentives were recorded as deferred rent and are being amortized as a reduction to lease expense over the lease term.
Sunrise has also entered into operating leases, as the lessee, for four communities. Two communities commenced operations in 1997 and two communities commenced operations in 1998. In connection with the acquisition of Karrington Health, Inc. in May 1999, Sunrise assumed six operating leases for six senior living communities and a ground lease. The operating lease terms vary from 15 to 20 years, with two ten-year extension options. Sunrise also has three other ground leases related to three communities in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.
In connection with the acquisition of MSLS in March 2003, Sunrise assumed 16 operating leases and renewed an existing operating lease agreement for another MSLS community in June 2003. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community.
Future minimum lease payments under office, equipment, ground and other operating leases at December 31, 2005 are as follows (in thousands):
Minimum Lease Payments

2006	$56,812
2007	56,721
2008	56,847
2009	56,922
2010	57,116
Thereafter	243,821

$528,239

At December 31, 2005, expected payments under contracts to purchase and lease additional sites to be developed are as follows (in thousands):

	Purchase	Lease
2006	$117,716	$1,237
2007	6,950	1,237
2008	—	1,398
2009	—	1,398
2010	—	1,398
Thereafter	—	146,436

	$124,666	$153,104

Sunrise anticipates the development of these sites to occur in ventures and expects to be reimbursed for the majority of these costs by its capital partners when the ventures are formed.
Guarantees
Debt Guarantees and Financing Obligations
As part of Sunrise’s operating strategy, Sunrise may provide debt guarantees to certain of its ventures. Unless otherwise stated, Sunrise would be required to perform under a debt guarantee if the venture failed to perform under the debt agreement and the bank pursued Sunrise’s guarantee. Also as part of Sunrise’s operating strategy, Sunrise may undertake certain financing obligations in connection with acquisitions.

The following table sets forth Sunrise’s debt guarantees and other obligations at December 31, 2005 (dollars in thousands):

		Number of
	Amount	Communities
Debt guarantees:
Development ventures	$31,925	10
Other ventures	14,573	7

	46,498	17

Other obligations:
Entrance fees	69,197	2
Other	1,201	4

	70,398	6

	$116,896	23

At December 31, 2005, Sunrise provided $46.5 million of debt guarantees to ventures, which represents Sunrise’s maximum exposure. Of the $31.9 million in debt guarantees to development ventures, $5.0 will terminate in December 2006, $8.4 million will be removed upon achieving certain debt service coverage targets and the remaining $18.5 million will remain in place throughout the terms of the loans. Of the $14.6 million in debt guarantees to other unconsolidated ventures, $8.6 million relates to hospital partnerships and $3.8 million relates to acquisition partnerships that remain in place throughout the terms of the loans. The remaining $2.2 million relates to an operating venture and will be removed when or if certain occupancy and debt service coverage targets are met. To date, Sunrise has not been required to fund any debt guarantees.
Sunrise has remaining $69.2 million in financing obligations at December 31, 2005 associated with management contracts acquired from MSLS in March 2003. In connection with this transaction, CNL Retirement Properties, Inc. (“CNL”) agreed to assume the obligation to repay entrance fees issued by MSLS with respect to two continuing care retirement communities. To the extent that CNL fails to satisfy this obligation, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. Sunrise has provided an additional $1.2 million financing obligation related to the acquisition of MSLS which is comprised of an obligation to provide financing under existing credit facilities to four communities.
At December 31, 2005, Sunrise does not believe that it will be required to fund any amounts related to these debt guarantees and obligations.
Development Completion Guarantees
Sunrise typically guarantees that communities developed in ventures or with third parties will be completed at budgeted costs approved by all partners. Budgeted costs generally include contingency reserves for unforeseen costs and potential overruns. Sunrise would be required to fund these guarantees if the actual costs of development exceeded the approved budgeted costs. For some ventures, such guarantees are subject to pooling whereby cost overruns and cost savings are pooled to determine Sunrise’s funding commitment. At December 31, 2005, 36 communities were under construction and subject to completion guarantees. Sunrise has over 20 years experience in the development and construction of senior living communities. Sunrise’s construction contractors are experienced in building and developing senior living communities and assume much of the risk of on-time and on-budget completion by executing guaranteed fixed-price contracts. The terms of these guarantees generally provide for no limitation to the maximum potential future payments. Sunrise paid $0.9 million in 2005 under the development completion guarantees. No amounts were paid in 2004. Sunrise expects to make payments of $2.0 million in 2006 related to two development communities, $1.0 million of which will be an interest-bearing loan to the venture and the remaining $1.0 million was recorded in 2005 as a reduction of “Management and professional services — pre-opened communities” revenue as the funds are drawn as revenues are recognized.
The following table sets forth Sunrise’s estimated liability under development completion guarantees at December 31, 2005 (dollars in thousands):

	Number of	Expected Payout
	Communities	(2006)
Development completion guarantees	36	$2,000
Operating Deficit Credit Facilities
As part of certain management contracts, Sunrise may provide an operating deficit credit facility to cover cash shortfalls of monthly expenses after operating reserves have been depleted. If Sunrise is required to fund under a credit facility, amounts funded either become loans to the venture or are recorded as a reduction in revenue. The credit facilities are generally in place for a limited period of time (until the community reaches stabilization), there is no limit on the potential future payments, and repayment is due when the community has adequate operating cash flows or is sold.

At December 31, 2005, 20 operating communities were subject to an operating deficit credit facility and 28 additional communities will be subject to an operating credit facility upon opening. Sunrise funded $0.7 million to two communities in 2005 which was recorded as a reduction of “Management and professional services — pre-opened communities” revenue. Sunrise expects to fund an additional $5.8 million in 2006 and such amounts will become loans when funded.
The following table sets forth Sunrise’s estimated liability under operating deficit credit facilities at December 31, 2005 (dollars in thousands):

	Number of Communities	Expected Payout (2006)
Operating communities	20	$5,796
Other Commitments
The following table sets forth Sunrise’s estimated liability under other commitments at December 31, 2005 (dollars in thousands):

	Number of
	Communities	Expected Payout
Credit support agreements	13	$1,929
Commitments to advance funds	24	1,588
Liquidity support agreement	16	—

	53	$3,517

Sunrise has provided credit support agreements to certain communities that it has developed or for which it has acquired management contracts with a significant opportunity for occupancy improvements. Generally, credit support agreements are provided for limited periods of time and require funding if operating cash flows or returns to investors are below stated targets. For communities sold by Sunrise, a reserve may be established from the transaction proceeds to fund these potential payments in connection with the sale. If payments are not recoverable as a loan, a liability is recorded for the estimated payments to be made at the commitment date. On a quarterly basis, Sunrise evaluates the estimated liability based on the operating results of the community and the terms of the agreement. If it is probable that Sunrise will be required to fund additional amounts than previously estimated, the additional amounts are recorded as a reduction of “Management and professional services — operating communities” revenue. At December 31, 2005, Sunrise had 13 communities that were subject to credit support arrangements that terminate within six to ten months. Sunrise expects to fund $1.9 million in 2006 and such amounts have been accrued at December 31, 2005.
At December 31, 2005, Sunrise has commitments to advance funds to 24 communities, the longest of which is for less than two years. Advances under these commitments are recoverable as loans and are generally repayable to Sunrise from operating cash flows and/or proceeds from the sale of the community. Sunrise expects to fund $1.6 million in 2006 under these commitments.
In connection with The Fountains transaction, Sunrise agreed to a liquidity support agreement for scheduled debt service payments with respect to The Fountains Loan. Under the terms of the liquidity support agreement, Sunrise would be required to perform if the venture failed to make scheduled debt service payments under The Fountains Loan and the bank pursued the Sunrise guarantee. Sunrise’s maximum exposure under this liquidity support agreement is $162 million in the event the venture does not make any of its required debt service payments and The Fountains Loan is extended to its full term of seven years. Based on the projected operations of the communities, Sunrise does not expect to make any payments under the liquidity support agreement. The liquidity support agreement remains in place for up to seven years. No amounts were paid in 2005.
Sunrise has also guaranteed a $0.9 million obligation of an unconsolidated international venture under a land purchase contract.
Legal Proceedings
Sunrise is a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) in September 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home communities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of Sunrise’s subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged (among other things) that in connection with that termination, Sunrise tortiously interfered with their contractual relationships with (i) RHA and (ii) several of the therapists that CGB employed on an at-will basis. In June 2002, a jury awarded CGB $0.7 million in compensatory damages and $1.3 million in punitive damages. Of the compensatory award, $0.6 million was attributed to the claim of tortuous interference with the contract between RHA and CGB, and $0.1 million was attributed to the claim of tortious interference with the at-will employment relationship between CGB and its therapists. Sunrise appealed this jury verdict to the U.S. Court of Appeals for the Third Circuit.

In a January 2004 decision, the Third Circuit reversed the verdict for tortious interference with the contract between RHA and Sunrise, but affirmed the $0.1 million compensatory damage award for tortious interference with the relationship between CGB and its therapists (which Sunrise subsequently paid). Because it was impossible to tell what portion of the $1.3 million punitive damages award was attributable to the invalid claim, the court of appeals remanded for a new trial limited to the issues of liability for and amount of punitive damages. In January 2005, following the retrial concerning punitive damages, a new jury awarded CGB $30.0 million in punitive damages.
In January 2005, Sunrise filed a motion with the district court seeking a new trial on the grounds that, among other things, the jury’s finding that punitive damages are warranted was against the weight of the evidence, and that the verdict was the product of the jury’s passion and prejudice. In the alternative, Sunrise asked the court to reduce the award to a constitutionally permissible amount. On July 5, 2005, the district court denied Sunrise’s motion for a new trial but reduced the award of punitive damages from $30.0 million to $2.0 million. Sunrise believes that, even as reduced, the judgment is unconstitutionally excessive, and is pursuing an appeal to the U.S. Court of Appeals for the Third Circuit. The plaintiff has filed a cross-appeal, seeking reinstatement of the verdict or an enhancement of the existing $2.0 million award. Sunrise believes that the Third Circuit should vacate the judgment or further reduce the judgment to a constitutionally permissible sum. However, Sunrise cannot provide any assurance as to the outcome of this appeal.
In September 2005, a bus chartered to evacuate 37 residents from a managed Sunrise community near Houston, Texas in anticipation of hurricane Rita caught fire, resulting in the deaths of 23 residents. Sunrise has been named as one of several defendants in seven lawsuits filed in Texas state court as a result of the bus incident and could be named as a defendant in additional lawsuits in the future. In these lawsuits, the plaintiff’s are seeking damages from $5.0 million to an unspecified amount for actual and punitive damages from the various defendants. In the opinion of management, these lawsuits are not expected to have a material adverse effect on Sunrise’s business, financial condition, or results of operations.
In addition, Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Sunrise’s business, financial condition, and results of operations.
17. Related-Party Transactions
Sunrise REIT
In addition to the activity described in Note 4, Sunrise recognized the following in its consolidated statements of operations related to Sunrise REIT (in thousands):

	Year ended December 31,
	2005	2004
Management and professional services — operating communities revenue	$7,700	$100
Community contract services reimbursement and reimbursable community contract services	129,000	2,300
Other operating income — pre-opened communities	500	—
Interest income received from Sunrise REIT convertible debentures	1,300	—
Interest incurred on borrowings from Sunrise REIT	2,300	—
Equity in earnings in unconsolidated senior living communities	$800	$—
Sunrise Senior Living Foundation
Sunrise Senior Living Foundation, Inc. (“SSLF”), a not-for-profit organization, operates two private schools with day care centers, a corporate conference center, a stand-alone day care center, and has been involved in providing low and moderate income assisted living housing. Paul and Teresa Klaassen, Sunrise’s founders and current directors, are on the board of directors and serve as officers of SSLF and its affiliated entities. SSLF paid Sunrise $84,000 in 2005, 2004 and 2003 for the use of office facilities and support services and such amounts are included in “Management and professional services – operating communities” revenue in the consolidated statements of income.
Prior to April 1, 2005, Sunrise managed SSLF’s conference center and leased the employees who worked at the conference center to SSLF. Salary and benefits for the leased employees, which were reimbursed by SSLF, totaled approximately $0.1 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively. In light of Sunrise’s increasing usage of the conference center for management, staff and corporate events, effective April 1, 2005, Sunrise entered into a contract with SSLF to manage the conference center pursuant to which Sunrise would receive a discount from the conference center’s standard rental rates and be paid a property management fee of 1% of gross revenues, which is estimated to be Sunrise’s cost of managing this property. In addition, Sunrise would assume responsibility for up to $75,000 per year of operating deficits of the facility, which would be repaid to the extent of net income from operations in subsequent periods. In 2005, Sunrise earned $0.1 million pursuant to this management contract and such amount is included in “Management and professional services – operating communities” revenue in the consolidated statement of income. Sunrise rents the conference center for management, staff and corporate events and paid approximately $0.3 million, $0.3 million and $0.2 million to SSLF in 2005, 2004 and 2003, respectively.
The stand-alone daycare center subleases space from Sunrise under a sublease that expires September 30, 2013. Sublease payments are approximately $7,000 per month, subject to increase as provided in the sublease, which equals payments made by Sunrise to the landlord for this space. These payments totaled $86,000 and $56,000 in 2005 and 2004, respectively.
A subsidiary of SSLF formed a limited liability company (LLC) in 2001 to develop and construct an assisted living community and an adult day care center for low to moderate-income seniors in Virginia. In 2004, the LLC agreed to construct the project for a fixed fee of $11.2 million to be paid by Fairfax County, Virginia upon completion of the project. In 2004, the LLC, Sunrise and Fairfax County entered into an agreement pursuant to which Sunrise will develop and manage the project for a fee of up to $0.2 million. In February 2005, the SSLF subsidiary assigned its membership interest in the LLC to Sunrise and transferred additional development costs of approximately $0.9 million to Sunrise. These development costs, along with development costs of $0.9 million funded by Sunrise in 2004, will be repaid to Sunrise as part of the fixed fee to be received from Fairfax County upon completion of the community.
At December 31, 2004, Sunrise had outstanding receivables from SSLF and its affiliates of $3.4 million for operating expenses and development expenses related to the Fairfax County project. SSLF was not charged interest on these outstanding receivables. At December 31, 2004, Sunrise had outstanding payables to SSLF of $1.2 million relating to advances by a subsidiary of SSLF to a Sunrise venture prior to 2002, which subsidiary previously had provided assisted living services at certain Sunrise venture facilities located in Illinois. Sunrise was not charged interest on these outstanding payables. All net receivables (receivables less payables) due Sunrise at December 31, 2004, as adjusted to give effect to Sunrise’s acquisition of the Fairfax County project subsequent to year-end, totaling approximately $535,000, were paid in full by SSLF in April 2005.
Ground Lease
Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. Rent expense under this lease was $0.3 million, $0.3 million and $0.3 million in 2005, 2004 and 2003, respectively.
Ground Lease to the Klaassens
Paul and Teresa Klaassen lease real property located in Fairfax County, Virginia from Sunrise for use as a corporate residence under a 99-year ground lease entered into in June 1994. The rent is $1.00 per month. This property is part of a parcel, which included a Sunrise community that was previously transferred by the Klaassens to Sunrise in connection with a financing transaction. As a condition to the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens. The Klaassens have permitted the residence to be used primarily for Sunrise business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise paid expenses totaling approximately $0.1 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively.
Unconsolidated Ventures
Prior to 2005, Sunrise entered into five unconsolidated ventures with a third party that provided equity to develop communities in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, was a managing director of Credit Suisse First Boston LLC (“CSFB”) through April 2004. CSFB, through funds sponsored by an affiliate or subsidiary, had from time to time invested in the ventures. Sunrise recognized $2.6 million, $5.3 million and $5.3 million of management and professional services revenue in 2005, 2004 and 2003, respectively, from these ventures. Neither Sunrise nor CSFB have an ownership interest in any of these five ventures at December 31, 2005.

18. Employee Benefit Plans
401K Plan
Sunrise has a 401(K) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pretax contributions between one and 100% up to the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.0 million, $0.8 million and $0.8 million in 2005, 2004 and 2003, respectively.
Executive Deferred Compensation Plan
Sunrise has an executive deferred compensation plan (“the Executive Plan”) for employees who meet certain eligibility criteria. Under the Plan, eligible employees may make pretax contributions in amounts up to 25% of base compensation and 100% of bonuses. Sunrise may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were $0.3 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively.
Chief Executive Officer Deferred Compensation Plan
Sunrise has a deferred compensation plan for its Chairman and Chief Executive Officer. Under the terms of the Plan, Sunrise will contribute $150,000 per year for 12 years in a non-qualified deferred compensation plan. In November 2015, any net gains accrued or realized from the investment of the amounts contributed by Sunrise are payable to Sunrise’s Chairman and Chief Executive Officer.
19. Fair Value of Financial Instruments
The following disclosures of estimated fair value were determined by management using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Sunrise could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts.
Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.
Fixed rate debt with an aggregate carrying value of $183.8 million and $148.4 million has an estimated aggregate fair value of $289.3 million and $191.2 million at December 31, 2005 and 2004, respectively. Interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities are used to estimate the fair value of fixed rate debt. The estimated fair value of variable rate debt approximates its carrying value of $19.0 million and $43.3 million at December 31, 2005 and 2004, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ from the amounts presented herein.
20. Information about Sunrise’s Segments
Sunrise operates within one defined business segment with activities related to management, development, acquisition and disposition of senior living communities both domestically and internationally. International operating revenue from operations was $68.5 million, $14.0 million and $5.0 million in 2005, 2004 and 2003, respectively. International expenses from operations was $63.9 million, $11.8 million and $7.0 million in 2005, 2004 and 2003, respectively.
21. Subsequent Events
In February 2006, Sunrise completed the redemption of its remaining 5.25% convertible subordinated notes due February 1, 2009. Prior to the redemption date, substantially all of the approximately $120 million principal amount of the notes outstanding at the time the redemption was announced on January 11, 2006 had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

In February 2006, Five Star terminated a long-term management contract and Sunrise received a termination fee of $4.8 million and wrote-off the unamortized management contract intangible asset of $0.9 million.
22. Quarterly Results of Operations (Unaudited)
The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4	Total

2005
Operating revenue as previously reported	$389,798	$412,886	$463,213	$554,748	$1,820,645
Reclassifications (1)	(1,506)	335	5	—	(1,166)

Operating revenue	388,292	413,221	463,218	554,748	1,819,479
Net income	8,013	10,338	11,049	50,342	79,742
Basic net income per common share (2)	0.20	0.25	0.27	1.19	1.92
Diluted net income per common share	$0.19	$0.23	$0.24	$1.01	$1.67

2004
Operating revenue as previously reported	$350,989	$353,938	$366,779	$383,252	$1,454,958
Reclassifications (1)	(1,363)	(1,851)	(1,136)	(4,137)	(8,487)

Operating revenue	349,626	352,087	365,643	379,115	1,446,471

Net income	13,931	15,132	8,912	12,712	50,687
Basic net income per common share (2)	0.34	0.38	0.22	0.32	1.25
Diluted net income per common share	$0.30	$0.33	$0.21	$0.28	$1.12

(1)	Amounts reflect the reclassifications as discussed in Note 1.

(2)	The sum of per share amounts for the quarters may not equal the per share amount for the year due rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. At December 31, 2005, an evaluation was performed by the Company’s management, under the supervision of and with the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
(b)	Management’s Report on Internal Control Over Financial Reporting. Management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.
(c)	Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.
(d)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The information contained in the sections “Election of Directors – Information as to Nominees and Other Directors,” “Other Executive Officers,” “Corporate Governance and Related Matters – Meeting and Committees of the Board of Directors and Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.

Item 11. Executive Compensation
     The information contained in the sections “Corporate Governance and Related Matters - Compensation of Directors” and “Executive Compensation and Other Information” in our 2006 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information contained in the sections “Stock Owned by Management”, “Principal Holders of Voting Securities” and “Executive Compensation and Other Information – Equity Compensation Plan Information” in our 2006 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions
     The information contained in the sections “Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our 2006 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information contained in the section “Independent Public Accountants” in our 2006 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end, is incorporated by reference herein.
Item 15. Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this Annual Report on Form 10-K:
(1)	Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Paul J. Klaassen	By:	/s/ Bradley B. Rush

	Paul J. Klaassen, Chairman of the Board and		Bradley B. Rush, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ J. Barron Anschutz J. Barron Anschutz, Chief Accounting Officer

DIRECTORS

By:	/s/ Ronald V. Aprahamian	By:	/s/ Paul J. Klaassen

	Ronald V. Aprahamian, Director		Paul J. Klaassen, Chairman of the Board and
Chief Executive Officer

By:	/s/ Craig R. Callen	By:	/s/ Teresa M. Klaassen

	Craig R. Callen, Director		Teresa M. Klaassen, Director

By:	/s/ Thomas J. Donohue	By:	/s/ William G. Little

	Thomas J. Donohue, Director		William G. Little, Director

By:	/s/ J. Douglas Holladay

J. Douglas Holladay, Director

Exhibit Index

Exhibit
Number	Description
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

2.5
Transaction Agreement by and among Sunrise Senior Living Investments, Inc., Sunrise Third Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.1 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.6
Transaction Agreement by and among Sunrise Senior Living Investments, Inc., Sunrise Fourth Senior Living Holdings, LLC and Other Parties Named Therein dated as of June 30, 2003 (incorporated by reference to Exhibit 2.2 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.7
Form of Loan Agreement by and between certain Limited Liability Companies (each as a “Borrower”) and Sunrise Senior Living Investments, Inc. (as “Lender”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.3 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

2.8
Form of Note by and between certain Limited Liability Companies (each a “Borrower”) and Sunrise Senior Living Investments, Inc. (as “Holder”) dated as of June 30, 2003 (incorporated by reference to Exhibit 2.4 to Sunrise’s Current Report on Form 8-K dated June 30, 2003).

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

2.12
Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.13
Form of Purchase and Sale Agreement, dated September 30, 2003, by and among Sunrise Madison Senior Living, L.L.C., Sunrise Edmonds Assisted Living, Inc., Sunrise Cresskill Assisted Living, L.L.C. and Sunrise Beverly Hills Assisted Living, L.L.C., as Sellers, CNL Retirement Corp., as Purchaser, and other named parties therein as Tenant (incorporated herein by reference to Exhibit 2.2 to Sunrise’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.14
Purchase and Sale Agreement by and among Sunrise Five Forks Assisted Living, L.L.C., as Seller and CNL Retirement Corp., as Purchaser and Sunrise Five Forks Assisted Living, L.L.C. as Tenant dated September 30, 2003 (incorporated herein by reference to Exhibit 2.3 to Sunrise’s Form 8-K filed with the S.E.C. on October 15, 2003).

Exhibit
Number	Description
2.15
Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc. (incorporated herein by reference to Exhibit 2.4 to Sunrise’s Form 8-K filed with the S.E.C. on October 15, 2003).

2.16
Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2005).

2.17
Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

2.18
Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005 (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

2.19
Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005 (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

3.1	Restated Certificate of Incorporation of Sunrise (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form S-1 Registration Statement No. 333- 13731).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding name change (incorporated herein by reference to Exhibit 3.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

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

4.4
Indenture, dated as of January 30, 2002, between Sunrise and First Union National Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Sunrise’s Form S-3 Registration Statement (No. 333-85622)).

10.1	+Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen (incorporated herein by reference to Exhibit 10.1 to Sunrise’s 2003 Form 10-K).

10.2	+2000 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Sunrise’s 2003 Form 10-K).

10.3
Assignment and Contribution Agreement, effective as of January 4, 1995, by and between Paul and Teresa Klaassen and Sunrise (incorporated herein by reference to Exhibit 10.1.1 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.4
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

Exhibit
Number	Description
10.5
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

10.6
Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen (incorporated herein by reference to Exhibit 10.16 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.7
Amended and Restated Agreement of Sublease, Indemnification and Easements dated February 5, 1995 by and between Assisted Living Group — Fairfax Associates and Sunrise Foundation, as amended (incorporated herein by reference to Exhibit 10.17 to Sunrise’s Form S-1 Registration Statement No. 333-2582).

10.8	+1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.20 to Sunrise’s 1997 Form 10-K).

10.9	+1996 Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.21 to Sunrise’s 1997 Form 10-K).

10.10	+1996 Non-Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.11	+1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.25 to Sunrise’s 1997 Form 10-K).

10.12	+1998 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.41 to Sunrise’s 1998 Form 10-K).

10.13	+1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 1999).

10.14	+Executive Deferred Compensation Plan, effective June 1, 2001 (incorporated herein by reference to Exhibit 10.14 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.15	+Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

10.16	+2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.17	+Sunrise employee stock purchase plan, as amended (incorporated herein by reference to Exhibit B to Sunrise’s Proxy Statement for the 2005 Annual Meeting of Stockholders).

10.18	+2002 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2002).

10.19	+2003 Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2003).

10.20	+Chief Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.21	+Senior Executive Officer Severance Plan (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2000).

10.22
Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B. (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

Exhibit
Number	Description
10.23
Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2001).

10.24	+Form of Sunrise At-Home Senior Living, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.88 to Sunrise’s 2001 Form 10-K).

10.25	+Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement (incorporated herein by reference to Exhibit 10.89 to Sunrise’s 2001 Form 10-K).

10.26
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

10.27
Transaction Agreement by and among Sunrise Assisted Living Investments, Inc., Sunrise Second Assisted Living Holdings, LLC and the Other Parties Named Therein dated as of September 30, 2002 (incorporated herein by reference to Exhibit 2.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

10.28
+Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended September 30, 2002).

10.29	+Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.48 to Sunrise’s 2004 Form 10-K).

10.30
Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC. (incorporated herein by reference to Exhibit 10.98 to Sunrise’s 2002 Form 10-K).

10.31
ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc. (incorporated herein by reference to Exhibit 10.99 to Sunrise’s 2002 Form 10-K).

10.32
Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc. (incorporated herein by reference to Exhibit 10.100 to Sunrise’s 2002 Form 10-K).

10.33
Revolving Credit Agreement dated as of December 23, 2002 by and between AL U.S. Development Venture, LLC, as Borrower and Sunrise Assisted Living, Inc. as Lender (incorporated herein by reference to Exhibit 10.101 to Sunrise’s 2002 Form 10-K).

10.34
Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.102 to Sunrise’s 2002 Form 10-K).

10.35
Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc. (incorporated herein by reference to Exhibit 10.103 to Sunrise’s 2002 Form 10-K).

10.36
Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.104 to Sunrise’s 2002 Form 10-K).

10.37
Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates (incorporated herein by reference to Exhibit 10.105 to Sunrise’s 2002 Form 10-K).

Exhibit
Number	Description
10.38
Financing Agreement dated as of March 24, 2003 by and between Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.39
Guaranty of Payment dated as of March 24, 2003 by Sunrise Development, Inc., Sunrise Assisted Living Investments, Inc. and Sunrise Assisted Living Management, Inc. in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.40
Revolving Credit Note dated as of March 24, 2003 by Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender in the principal amount of $50 million (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.41
Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC (incorporated herein by reference to Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.42
Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2003).

10.43
Purchase and Sale Agreement dated as of December 10, 2004, by and among Sunrise of Lynn Valley Limited, Sunrise of Beacon Hill Limited, Sunrise of Mississauga Limited, Sunrise of Markham Limited, Sunrise of Windsor Limited, Sunrise of Richmond Hill Limited, Sunrise of Oakville Limited, S.A.L. Operations B.H. Inc., S.A.L. Operations (Canada) Inc. and S.A.L. Operations B.N.S. Inc., as Sellers, and Sunrise Senior Living, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.48 to Sunrise’s 2004 Form 10-K).

10.44
+Form of Executive Restricted Stock Agreement under the Sunrise Senior Living, Inc. [2002][2003] Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.4 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

10.45
+Form of Non-Executive Restricted Stock Agreement under the Sunrise Senior Living, Inc. [2002][2003] Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit 10.5 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

10.46	+Summary of Certain Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.6 to Sunrise’s Form 10-Q for the quarter ended March 31, 2005).

10.47
+Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005 (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Form 10-Q for the quarter ended June 30, 2005).

10.48
+Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005 (incorporated herein by reference to Exhibit 10.2 to Sunrise’s Form 10-Q for the quarter ended June 30, 2005).

10.49	+Non-Employee Director Fees and Other Compensation (incorporated herein by reference to Exhibit 10.1 to Sunrise’s Current Report on Form 8-K filed on September 14, 2005).

10.50
+Form of Stock Option Agreement for Sunrise Senior Living, Inc. [Year] Stock Option [and Restricted Stock] Plan (incorporated by reference to Exhibit 10.2 to Sunrise’s Current Report on Form 8-K filed on September 14, 2005).

10.51	+Summary of Compensation Arrangement for Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 to Sunrise’s Form 10-Q for the quarter ended September 30, 2005).

10.52
Credit Agreement, dated as of December 2, 2005, by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent and other lender parties thereto (incorporated by reference to Exhibit 10.1 to Sunrise’s Current Report on Form 8-K filed on December 8, 2005).

Exhibit
Number	Description
10.53	+Sunrise Senior Living, Inc. Senior Executive Severance Plan.

10.54	+Form of Indemnification Agreement.

10.55
+Form of Restricted Stock Unit Agreement for Sunrise Senior Living, Inc. 2003 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Sunrise’s Current Report on Form 8-K filed on March 14, 2006).

10.56	+Bonus Deferral Programs for Certain Executive Officers (incorporated by the reference to Exhibit 10.2 to Sunrise’s Current Report on Form 8-K filed March 14, 2006).

12	Statements Regarding Computation of Ratios.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules.

Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Paul J. Klaassen	By:	/s/ Bradley B. Rush

	Paul J. Klaassen, Chairman of the Board and		Bradley B. Rush, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ J. Barron Anschutz J. Barron Anschutz, Chief Accounting Officer

DIRECTORS

By:	/s/ Ronald V. Aprahamian	By:	/s/ Paul J. Klaassen

	Ronald V. Aprahamian, Director		Paul J. Klaassen, Chairman of the Board and
Chief Executive Officer

By:	/s/ Craig R. Callen	By:	/s/ Teresa M. Klaassen

	Craig R. Callen, Director		Teresa M. Klaassen, Director

By:	/s/ Thomas J. Donohue	By:	/s/ William G. Little

	Thomas J. Donohue, Director		William G. Little, Director

By:	/s/ J. Douglas Holladay

J. Douglas Holladay, Director