Form 10-K
period 2006-12-31
SUNRISE SENIOR LIVING INC
filed 2008-03-24
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of $27.65 per share on the New York Stock Exchange on June 30, 2006 was $1,235 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 50,486,492 at February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the time required for us to prepare and file our 2007 Form 10-K, Form 10-Q for the quarter ending March 31, 2008 and Form 10-Qs for the first three quarters of 2007, and for Ernst & Young LLP to audit our 2007 financial statements and review our Form 10-Qs;
•	our ability to remediate material weaknesses in our internal controls over financial reporting;
•	the outcome of the Securities and Exchange Commission’s (“SEC”) investigation;
•	the outcomes of pending putative class action and derivative litigation;
•	the outcome of the lawsuit filed by our former CFO;
•	the outcome of the Trinity OIG investigation and qui tam proceeding;
•	the outcome of the IRS audit of the Company’s tax returns for the tax years ended December 31, 2005 and 2006 and employment tax returns for 2004, 2005 and 2006;
•	the outcome of the exploration of strategic alternatives;
•	our ability to comply with the terms of the amendments to our bank credit facility or to obtain a further extension of the period for providing the lenders with required financial information;
•	development and construction risks;
•	acquisition risks;
•	licensing risks;
•	business conditions;
•	competition;
•	changes in interest rates;
•	our ability to manage our expenses;
•	market factors that could affect the value of our properties;
•	the risks of downturns in general economic conditions;
•	availability of financing for development; and
•	other risk factors contained in this Form 10-K.

Information provided in this Form 10-K for 2007 and 2008 is preliminary and remains subject to audit by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Explanatory Note

Accounting Restatement

This Form 10-K for the year ended December 31, 2006 was delayed due to the time required to perform a comprehensive accounting review to restate our previously filed financial statements to correct various accounting errors (“Accounting Review”), as well as to complete the independent inquiry conducted by a Special Independent Committee of our Board of Directors. As previously disclosed, we have not filed our quarterly reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 or September 30, 2007, and we did not file our Form 10-K for the fiscal year ended December 31, 2007 by the required due date. This Form 10-K includes certain unaudited quarterly financial information for the years 2005 and 2006. The quarterly information for 2005 is restated to give effect to the restatement adjustments. As previously disclosed, we no longer plan to file a 2005 Form 10-K/A or 2006 Form 10-Qs, as we believe the amount of time and monetary resources that would be required to produce this information does not justify any related benefit that would result. We also have not provided quarterly information for 2004 as we believe the amount of time and monetary resources that would be required to produce this information does not justify any related benefit that would result. This 2006 Form 10-K filing is expected to be followed by the filing of the 2007 Form 10-K, and Form 10-Qs for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and Form 10-Q for the quarter ending March 31, 2008.

Note 2 to our Consolidated Financial Statements included in this Form 10-K entitled “Restatement of Consolidated Financial Statements” includes a description of each of the following major restatement adjustment categories:

•  real estate sales;
•  costs of real estate projects;
•  equity method investments with preferences;
•  revenue recognition for Greystone contracts;
•  stock-based compensation;
•  reimbursed expenses; and
•  other adjustments.

Note 2 to our Consolidated Financial Statements also includes in this Form 10-K:

•	the impact of the restatement adjustments for 2003 and prior periods cumulatively on the Company’s retained earnings as of January 1, 2004;

•	the impact of the restatement adjustments for 2005 and 2004 on income before the provision for income taxes for 2005 and 2004;

•	the consolidated statements of income and consolidated statements of cash flows for 2005 and 2004 as previously reported and after giving effect to the restatement adjustments; and

•	the consolidated balance sheets as of December 31, 2005 and 2004 as previously reported and as restated.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations provides unaudited condensed selected quarterly statements of income and balance sheets in accordance with Rule 10-01 of Regulation S-X for each of the quarters in the year ended December 31, 2005 as previously reported and as restated.

Item 6 to this Form 10-K, “Selected Financial Data,” shows the impact of the restatement adjustments on income before provision for income taxes for 2005, 2004, 2003 and 2002 and presents the statements of income for 2003 and 2002 as previously reported and as restated.

Item 7 to this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes a discussion of the restated annual information for 2004 and 2005 and restated quarterly information for 2005.

Special Independent Committee Inquiry

In December 2006, our Board of Directors established a Special Independent Committee to review certain allegations made by the Service Employees International Union (“SEIU”) that questioned the timing of certain stock option grants to our directors and officers over a period of time, and stock sales by certain directors in the months prior to the May 2006 announcement of our Accounting Review. In March 2007, our Board of Directors expanded the scope of the Special Independent Committee’s mandate to include the review of facts and circumstances relating to the historical accounting treatment of certain categories of transactions in our accounting restatement, and to develop recommendations regarding any remedial measures, including those pertaining to internal controls and processes over financial reporting, that it may determine to be warranted.

The Special Independent Committee of our Board of Directors consists of two independent directors: William Little and Stephen Harlan. Mr. Harlan has been determined by our Board of Directors to be an “audit committee financial expert” as defined in the SEC rules. The Special Independent Committee was advised by independent outside counsel, WilmerHale. The factual findings of the Special Independent Committee’s inquiry are briefly summarized in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations.” The Special Independent Committee’s recommendations regarding remedial measures, as adopted by our Board of Directors, are described in Item 9A of this Form 10-K, “Controls and Procedures.”

Ineffectiveness of Internal Control Over Financial Reporting and Disclosure Controls and Procedures

As disclosed in Item 9A of this Form 10-K, in accordance with Section 404 of the Sarbanes Oxley Act of 2002, management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth by Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are disclosing material weaknesses that were identified as a result of our Accounting Review. We have detailed the nature of the material weaknesses, the impact on financial reporting and the control environment and management’s current plans for remediation of material weaknesses in Item 9A.

SEC Investigation

As described in Item 3 of this Form 10-K, “Legal Proceedings,” on May 25, 2007, we were advised by the staff of the SEC that the SEC has commenced a formal investigation. For additional information, please refer to Item 3.

Pending Putative Securities Class Actions and Derivative Litigation

As described in Item 3 of this Form 10-K, putative class action complaints and putative shareholder derivative complaints have been filed against us. For additional information, please refer to Item 3.

PART I

Item 1. Business

Overview

Sunrise, a Delaware corporation, is a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing, rehabilitative and hospice care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.

Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our four primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities; (2) adding additional communities through new construction, primarily with venture partners; (3) generating profitable growth through the delivery of hospice and other ancillary services; and (4) maximizing our return on our equity investment in unconsolidated ventures and other invested capital.

We generate income primarily from:

•	management fees for operating communities, which can also include incentive management fees;
•	resident fees for communities that are owned by Sunrise;
•	development and pre-opening fees related to the development of new Sunrise communities;
•	our share of income and losses for those communities in which we have an ownership interest;
•	recapitalizations and sales of communities by ventures in which Sunrise owns an equity interest; and
•	fees for hospice services.

At December 31, 2006, we operated 440 communities, including 412 communities in the United States, 11 communities in Canada, 12 communities in the United Kingdom and five communities in Germany, with a total resident capacity of approximately 52,000. We owned or had an ownership interest in 248 of these communities and 192 were managed for third parties. In addition, at December 31, 2006, we provided pre-opening management and professional services to 39 communities under construction, of which 26 communities were in the United States, one community in Canada, seven communities in the United Kingdom, and five communities in Germany, with a combined capacity for approximately 5,600 residents. During 2006, we opened 30 new communities, with a combined resident capacity of more than 3,300 residents, which were developed by us.

At December 31, 2007, we operated 457 communities, including 420 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 267 of these communities and 190 were managed for third parties. In addition, at December 31, 2007, we provided pre-opening management and professional services to 45 communities under construction, of which 32 communities are in the United States, four communities are in Canada, eight communities are in the United Kingdom, and one community is in Germany, with a combined capacity for approximately 5,800 residents. During 2007, we opened 22 new communities, with a combined resident capacity of approximately 2,600 residents, which were developed by us.

Significant 2006 Developments

Acquisitions

In August 2006, we acquired the long term management contracts of three San Francisco Bay-area continuing care retirement communities (“CCRCs”) and the ownership of one of the communities for $27.4 million, which we funded through existing cash balances and our bank credit facility that matures on December 2, 2009, unless extended (“Bank Credit Facility”). The remaining two communities are condominiums owned by the residents. The three communities have a combined capacity of more than 200 residents.

In September 2006, we acquired Trinity Hospice, Inc. (“Trinity”), a large provider of hospice services in the United States for $74.6 million. We funded this acquisition through existing cash balances and our Bank Credit Facility. For years, our residents have used third-party hospice services within our communities. We acquired Trinity with the plan of offering hospice services directly to residents and their families. The Trinity acquisition is an initial step in our strategy to develop our capability to provide hospice services to our communities. Trinity is now a wholly owned subsidiary of Sunrise. At December 31, 2006, Trinity operated 24 hospice programs across the United States, with an average daily census of approximately 1,500 patients. See “Significant 2007 Developments” and Item 3, “Legal Proceedings” for additional information.

In September 2006, Sunrise entered into a venture with GE Healthcare Financial Service (“GE Healthcare”) to acquire six senior living communities in Florida with a capacity for approximately 2,000 residents for $450 million (which included approximately $134 million of debt assumption plus $10 million in transaction costs). These communities are operating under the Aston Gardens brand name. The GE Healthcare Financial Services affiliate funded 75% of the equity (approximately $117 million) for this transaction and Sunrise funded the remaining 25% of the equity (approximately $39 million). The balance of the purchase price (approximately $170 million) was paid through financing obtained by the venture. Sunrise provided the lender an operating deficit guarantee under which Sunrise committed to contribute funds to make up any shortfall of the venture. Any fundings are recoverable after repayment to the lender. Sunrise funded our $39 million equity investment through our existing cash balances and our Bank Credit Facility. We also received an initial 20-year contract to manage these communities.

In 2006, we also entered into management agreements for ten additional communities. Three of these communities were purchased by an unconsolidated venture to which Sunrise contributed $3.8 million for a 20% interest. The remaining seven communities are managed for third parties.

Venture Recapitalizations

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture, including through our role as a general partner. Any remaining distributions are recorded as Sunrise’s share of earnings on our consolidated statement of income. Sunrise refers to these transactions as “venture recapitalizations.” In 2006, Sunrise received proceeds of $61.1 million and recognized pre-tax income of $62.9 million from venture recapitalizations for three ventures with a total of 36 communities.

Buyout of Management Contracts

During 2006, Five Star Quality Care, Inc. (“Five Star”) bought out 18 management contracts for which we were the manager. We recognized $134.7 million in buyout and management fees. The Company also wrote-off the related remaining $25.4 million unamortized management contract intangible asset.

We acquired 30 Five Star management contracts as part of our acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in 2003. At the time of the MSLS acquisition, we acquired management of 126 senior living communities. In addition to the 18 contracts bought out in 2006, Five Star had previously bought out an additional 12 management contracts in 2005. We have no remaining management contracts with Five Star.

The buyout rights were unique to Five Star’s management agreements with the former MSLS and date back to as early as 1994. Five Star’s right to buyout these contracts was unconditional regardless of performance.

In 2006, other third-party owners terminated four additional management contracts for which we were the manager.

Germany Venture

At December 31, 2006 and December 31, 2007, Sunrise provided pre-opening and management services to five communities and eight communities, respectively, in Germany. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. Through February 29, 2008, we have funded $29 million under these guarantees and other loans. We expect to fund an additional $60 million through 2012, the date which we estimate that no further funding will be required. In 2006, we recorded a pre-tax charge of $50 million as we do not expect full repayment of the loans resulting from the funding. No assurance can be given that additional charges related to the operating deficit guarantees will not be required in subsequent periods.

Impairment of Long-Lived Assets

During 2006, we recorded an impairment charge of $15.7 million related to seven small senior living communities which were opened between 1996 and 1999.

Redemption of Convertible Notes

In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

Change in Ownership of Sunrise Communities

In September 2006, CNL Retirement Properties (“CNL”) was acquired by Health Care Property Investors, Inc. (“HCP”), a large health care real estate investment trust (“REIT”). CNL was the largest owner of our communities and we managed 109 communities for CNL. We do not have an ownership interest in these communities and we continue to manage these communities.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by us are approximately $45 million. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we expect to record an additional loss of approximately $7 million due to this increase in the budgeted project costs. Through February 29, 2008, we have paid approximately $11 million in cost overruns.

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions. We are currently evaluating other options for the projects, including the possible sale of the land or the development of other Sunrise products. As a result, we expect to record pre-tax charges totaling approximately $21 million to write off capitalized development costs for these projects in 2007. In the first quarter of 2008, we suspended the development of all but one of our condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.1 million in the first quarter of 2008. Capitalized costs relating to these projects amounted to $22.3 million at December 31, 2006.

The Fountains

As previously disclosed, in the third quarter of 2005, as part of the acquisition of The Fountains, we acquired a 20% interest in a venture and entered into management agreements for the 16 communities owned by the venture. In conjunction with this transaction, we guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income up to $7 million per year through July 2010. We paid $12 million to the venture to enter into the management agreements, which was recorded as an intangible asset and is being amortized over the 30-year life of the management agreements. The $12 million was placed into a reserve account by the venture, and the first $12 million of shortfalls are to be funded from this reserve account. Beginning in late 2006, we determined that shortfalls will exceed the amount held in the reserve account. As a result, we recorded a pre-tax charge of $22.4 million in 2006 which represents the maximum exposure under this guarantee. We are continuing to receive management fees with respect to these communities.

Legal and Accounting Fees Related to the Accounting Review

During 2006, we incurred approximately $3 million for legal and accounting fees related to the Accounting Review.

Significant 2007 Developments

New Ventures

On January 11, 2007, we entered into a venture with Prudential Real Estate Investors (“PREI”) to develop an estimated 18 assisted living communities in the United Kingdom over the next four years. PREI, acting on behalf of institutional investors, owns 80% of the venture and Sunrise owns 20%. Property developments will be funded through contributions of up to approximately $200 million by the partners, based upon their pro rata ownership interest, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1 billion. As part of this venture, we have management responsibilities.

Also, in 2007, we entered into two development ventures with MetLife to develop and build 29 senior living communities in the United States beginning in 2007. These ventures, together with the first venture with MetLife, which was entered into in September 2005, total over $1 billion in development costs. These ventures are 80% owned by MetLife and 20% owned by Sunrise. Additionally, as part of the ventures we have development and management responsibilities.

Change in Ownership of Sunrise Communities

In April 2007, Ventas, Inc. (“Ventas”), a large publicly-held healthcare REIT, acquired Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent Canadian real estate investment trust established by us in December 2004. At the time of the acquisition, we partially owned and managed 59 communities owned by Sunrise REIT with us as a minority owner and another 18 communities owned by Sunrise REIT. As of December 31, 2007, we partially owned and managed 61 communities for which Ventas is the majority owner and managed another 18 communities owned by Ventas. In addition, we have various arrangements with Ventas as successor to Sunrise REIT regarding future development in Canada.

Real Estate Transactions

During 2007, two transactions were completed for a total of 19 communities. We received approximately $84 million of proceeds for these ventures and expect to record pre-tax income of approximately $96 million.

Also during 2007, a venture in which we have a 20% equity interest sold six communities to a venture in which we have a 10% interest. As a result of the transaction, we expect to record pre-tax income of approximately $60 million. We received cash proceeds of approximately $42 million related to the transaction. In addition, we received an advance of approximately $53 million from a venture relating to a deposit received by that venture for future sales of real estate.

Also during 2007, we expect to recognize a pre-tax gain on the sale of real estate of approximately $54 million related to the expiration of a guarantee related to a sale of 14 communities in 2003.

Bank Credit Facility

During 2007, as a result of the delay in completing our restatement, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing required quarterly and audited financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points. We also paid the lenders aggregate fees of approximately $0.9 million for entering into these amendments. Our Bank Credit Facility was further amended in January 2008, February 2008 and March 2008. See “Significant 2008 Developments – Bank Credit Facility” below.

Trinity Hospice

On September 14, 2006, we acquired Trinity for $75 million with the objective of entering the fast-growing hospice care industry. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that is prior to our acquisition of Trinity. On September 11, 2007, Trinity and we were served with a qui tam complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provision of the Federal False Claims Act. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. Trinity is in the process of complying with the subpoena. See Item 3, “Legal Proceedings” for additional information. During 2006, we recorded a loss of $5 million for possible fines, penalties and damages related to the Trinity OIG investigation. As of December 31, 2007, we had incurred approximately $2 million in legal fees and other costs in connection with the investigation and related qui tam action and remediation activities. We expect to incur additional costs, which may be substantial, until this matter is resolved.

Our hospice revenue of $20.2 million in 2006 and the projected hospice revenue of $66.5 million in 2007 was reduced by approximately $2.7 million and $5.6 million, respectively, as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs.

As of December 31, 2006, Trinity’s average daily census was approximately 1,500. As of December 31, 2007, Trinity’s average daily census was approximately 1,300. This decline in census was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts.

As a result of a review of the goodwill related to Trinity, we expect to record an impairment loss of approximately $50 million in 2007.

Senior Living Condominium Developments

As indicated above, we expect to record losses and pre-tax charges on our Senior living condominium projects, totaling approximately $28 million in 2007.

Impairment of Long-Lived Assets

During 2007, we expect to record an impairment charge of $4.2 million related to a senior living community that we acquired in 1999.

Sunrise At Home

In October 2000, we formed Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture offering home health assisted living services in several East Coast markets and Chicago. In June 2007, Sunrise At Home was merged with AllianceCare. AllianceCare provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, AllianceCare operates more than 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. In the merger, Sunrise received approximately an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our chief operating officer, was appointed to the Board of Directors of AllianceCare.

Legal and Accounting Fees Related to Accounting Review, Special Independent Committee Inquiry and Related Matters

During 2007, we incurred legal and accounting fees of approximately $42 million related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions. As indicated above, we also incurred approximately $2 million in legal fees and other costs in connection with the Trinity OIG investigation and the related qui tam action and remediation activities.

Strategic Alternatives

In July 2007, we announced that our Board of Directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of the Company. A committee of non-management directors, originally established in April 2007 to explore strategic alternatives, engaged Citigroup Global Markets Inc. to act as its financial advisor. There can be no assurance that the exploration of strategic alternatives will result in any sale transaction.

Significant 2008 Developments

Bank Credit Facility

There were $100 million of cash advances and $71.7 million of letters of credit outstanding under the Company’s Bank Credit Facility at December 31, 2007. On January 31, February 19, and March 13, 2008, the Company entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	waived delivery by the Company of all 2006 quarterly financial statements and financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007;

•	modified to April 15, 2008 the delivery date for the 2006 audited financial statements;

•	modified to April 30, 2008 the delivery date for preliminary 2007 unaudited annual financial statements;

•	modified to May 31, 2008 the delivery date for the preliminary unaudited financial statements for the quarter ending March 31, 2008;

•	modified to July 31, 2008 the delivery date for the 2007 audited annual financial statements;

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ending March 31, 2008; and

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008.

Pursuant to the January 31, 2008 amendment, effective February 20, 2008, the aggregate amount outstanding under the Bank Credit Facility may not exceed $160 million until such time as the administrative agent acknowledges the receipt of the 2006 and 2007 annual financial statements, at which time the maximum amount permitted to be outstanding under the Bank Credit Facility will again be $250 million. The Company will continue to owe and pay fees on the unused amount available under the Bank Credit Facility, provided by the credit agreement, as if the maximum outstanding amount were $250 million. In addition, effective as of February 1, 2008 until the end of the interest period in which the administrative agent acknowledges in writing receipt of the 2006 and 2007 annual financial statements, the LIBOR loans margin will be 275 basis points and the base rate loan margin will be 125 basis points. The Company paid the lenders an aggregate fee of approximately $1.1 million for entering into these amendments.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive, directly issued $43.3 million of letters of credit to our insurance carriers that had been issued under the Bank Credit Facility. As of February 29, 2008, we had borrowings of $108 million, letters of credit of $28.4 million and borrowing availability of approximately $23.6 million under the Bank Credit Facility. We believe this availability, including unrestricted cash balances, at February 29, 2008 and unlevered real estate assets is sufficient to support our operations over the next twelve months.

In the event that Sunrise is unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require Sunrise to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Company, Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Development Inc. and Sunrise Senior Living Services, Inc., each of which is a wholly-owned subsidiary of the Company (collectively, the “Loan Parties”), executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, note receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangement.

Real Estate Transactions

During 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees, that were requiring us to use the profit-sharing method (see Note 7 to our Consolidated Financial Statements included in Item 8 to this Form 10-K), were released and we expect to record a pre-tax gain on sale of approximately $8.6 million and receive cash of approximately $5.3 million.

Senior Living Condominium Developments

As indicated above, in the first quarter of 2008, we suspended the development of all but one of our condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.3 million in the first quarter of 2008.

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

Senior Living Services

Throughout our history, we have advocated a resident-centered approach to senior living and offered a broad range of service and care options to meet the needs of our residents. In select communities, we offer independent living services, which include housing, meals, transportation, activities and housekeeping, and in some communities, we provide licensed skilled nursing services for residents who require 24-hour skilled nursing care. The majority of our communities currently provide assisted living services, which offer basic care and services for seniors who need assistance with some activities of daily living.

Assisted Living

Upon a resident’s move-in to an assisted living community, we assess each resident, generally with input from a resident’s family and physician, and develop an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The service plan is periodically reviewed and updated by us and communicated to the resident, the resident’s family, or responsible party.

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually whereas fees for additional care are revised when a change in care arises.

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

     Assisted Living Extended Levels of Care

We also offer various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. We charge an additional daily fee based on increased staff hours of care and services provided. These extended levels of care allow us, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive community.

     Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 27% and 28% of our assisted living residents participated in the Reminiscence program on December 31, 2006 and December 31, 2007, respectively.

Independent Living and Skilled Nursing

In some of our communities, we also offer independent living for residents, and in other communities, we offer skilled nursing care. Independent living offers the privacy and freedom of home combined with the convenience and security of on-call assistance and a maintenance-free environment. Skilled nursing care offers a range of rehabilitative therapies to promote our residents’ emotional health and physical well-being. We have team members specially trained to serve residents in these communities in compliance with the appropriate state and federal licensing statutes.

Hospice Services

Through our acquisition of Trinity in September 2006, we entered the hospice care industry. Trinity offers palliative end of life care and support services to terminally ill patients and their families.

Trinity’s multi-disciplinary team of professionals works closely with the patient’s primary caregiver(s) and their attending physicians. Hospice services can include:

•	supervision of the patient’s medical needs;
•	nurses that make regular visits and address the medical concerns of the patient. They explain the progression of the disease, teach family members how to perform physical care and coordinate medications. A certified nurses’ aide may also assist with personal care needs such as bathing, changing bed linens and perhaps light housekeeping;
•	social workers help patients and family members cope with life-limiting illnesses and ascertain their impact on the family. They foster open communication and find ways to fulfill individual and family needs while providing guidance about loss and grief;
•	pastoral care and religious services in the home;
•	volunteers who provide patient companionship, relief for the caregiver and can also assist the patient with tasks important to them; and
•	bereavement services.

Because hospice allows patients and families to direct their own care, at Trinity, every family is afforded a tailored plan of care. With counseling from Trinity’s hospice team, patients and families can make sound decisions based on what is important to them. Most notably, hospice team members aim to provide an atmosphere of understanding, comfort and acceptance. The majority of hospice services are paid for through Medicare, with payments subject to specific limitations.

Other Services

During 2006, we offered private duty home health assisted living services in several East Coast markets and Chicago through Sunrise At Home, a venture with two third parties. The Sunrise At Home program offered assisted living services by highly trained staff members in customers’ own homes. In June 2007, Sunrise At Home merged with AllianceCare. In the merger, Sunrise received an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our chief operating officer, was appointed to the Board of Directors of AllianceCare.

While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.

Managed Communities

In addition to managing our owned communities, we manage communities in which we have an ownership interest and for third-party owners.

As of December 31, 2006 and December 31, 2007, we managed 183 and 201 communities, respectively, that were held in unconsolidated ventures in which we held an interest. As of December 31, 2006 and 2007, 69% and 64%, respectively, of the communities we managed for unconsolidated ventures were owned by ventures with Ventas and a large private investment fund.

At December 31, 2006 and December 31, 2007, we managed for third-party owners 192 and 190 operating communities, respectively. At December 31, 2006 and December 31, 2007, HCP owned 109 of the communities managed by us. We intend to continue to capitalize on our brand awareness and management services experience by seeking to enter into third-party management and development contracts with other owners of senior living communities.

Our management agreements have terms generally ranging from five to 30 years and have management fees generally ranging from five to eight percent of community revenues. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating results.

New Community Development

As part of our growth strategy, we develop senior living communities in top U.S. and international markets. We develop these senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties. We target sites for development in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective location, we consider a number of factors, including:

•	market area demographics;

•	market area demand and competitive supply;

•	target site characteristics;

•	probability of obtaining zoning approvals; and

•	the ability to cluster our communities to optimize management resources.

Since our initial public offering in June 1996 through December 31, 2006, we have completed development of over 200 communities. On December 31, 2006, we had an additional 39 communities under construction with resident capacity of approximately 5,600. On December 31, 2007, we had an additional 45 communities under construction with resident capacity of approximately 5,800 and had entered into contracts to purchase or lease 107 additional sites for new community development in North America and Europe.

The majority of our new development continues to be Sunrise’s assisted living mansions, the model that we have developed and refined since 1985. Sunrise’s mansion model incorporates high-quality, award-winning architectural and interior design, and is purpose-built to provide a comfortable and homelike experience to residents. This prototype model is very flexible, allowing the Company to meet the architectural preferences of consumers in different areas of the country and the challenges associated with limited development space. Continuous improvement of our signature mansion model allows us to control development costs, maintain consistency and improve operational efficiency.

We expect that an increasing percentage of our development will be in the form of rental independent living communities. Like our prototype assisted living mansions, we believe our independent living communities will establish distinctive Sunrise signatures and reinforce the awareness of Sunrise as the premier senior living brand in our markets.

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

Our development activities are coordinated by experienced staff who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and construction functions are contracted to experienced, outside architects and contractors.

Consistent with our transformation into a senior living management services company, we expect substantially all of our future development activities to be conducted with development venture partners or for third parties. We have already entered into venture arrangements with third parties to develop projects in the United States, the United Kingdom, Germany and Canada. We generally have ownership interests in these unconsolidated ventures ranging from 10 to 25 percent. We will manage these communities pursuant to long-term management contracts, typically up to 30 years.

We benefit from venture arrangements with our partners in several ways, including:

•	as a source of financing for the development of new communities;

•	obtaining development and management fees; and

•	potential appreciation in the underlying real estate of our communities.

In addition, when the majority equity partner in one of our ventures has sold its equity interests to a third party, the venture frequently refinanced its senior debt and distributed the net proceeds to the equity partners. These venture recapitalizations often have provided Sunrise with cash distributions and income recorded in our consolidated statements of income. For certain financial information regarding our foreign operations, refer to Note 22 to our Consolidated Financial Statements included in Item 8 to this Form 10-K.

Greystone Development Activities

In 2005, we acquired Greystone Communities, Inc. and certain of its subsidiaries and affiliated entities (collectively, “Greystone”), a premier developer and manager of CCRCs. Through our acquisition of Greystone in 2005, we expanded into the not-for-profit sector which is the largest segment of the CCRC industry.

Greystone, which is based in Irving, Texas, has been in the business of building successful relationships with clients since 1982. During that time, they have engaged with more than 350 clients in 41 states. Greystone offers a broad range of services to its senior living community clients including strategic planning, project planning, development, resident marketing, capital acquisition and pre-opening and operations management services. Greystone’s team of more than 200 associates has been involved in developing more than 100 communities.

Greystone-developed communities are typically full-service CCRCs offering a mix of independent living, assisted living, Alzheimer’s care and skilled nursing care. Historically, Greystone’s post-opening management contracts generally have been fixed-fee contracts with an average length of approximately five to seven years due to the tax-exempt financing utilized to construct the communities.

Since the acquisition of Greystone, Sunrise, along with third-party partners, has invested in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment.

As of December 31, 2006 and 2007, Greystone had 76 and 77 projects, respectively, for which it provided consulting, development and/or management services.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by us are approximately $45 million. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we expect to record an additional loss of approximately $7 million due to this increase in the budgeted project costs. Through February 29, 2008, we have paid approximately $11 million in cost overruns.

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions. We are currently evaluating other options for the projects, including the possible sale of the land or development of other Sunrise products. As a result, we expect to record pre-tax charges totaling approximately $21 million to write-off capitalized development costs for these projects in 2007.

In addition, during the first quarter of 2008, we suspended the development of all but one of our senior living condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.3 million in the first quarter of 2008.

2006 and 2007 Property Information

At December 31, 2006, we operated 440 senior living communities with a resident capacity of approximately 52,000 and had 39 communities under construction with a resident capacity of approximately 5,600. On December 31, 2007, we operated 457 senior living communities with a resident capacity of approximately 54,000 and had 45 communities under construction with a resident capacity of approximately 5,800. We manage communities that we own, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities and communities under construction on December 31, 2006 and 2007. “Consolidated” communities consist of communities which we wholly own or in which we own an equity interest and that are consolidated on our financial statements for 2006 or 2007, as applicable. “Unconsolidated Ventures” communities consist of communities in which we own an equity interest but that are not consolidated on our financial statements for 2006 or 2007, as applicable. “Managed” communities consist of communities which are wholly owned by third parties and do not include any communities held in ventures. “Total Resident Capacity” means the number of residents that can occupy a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and reminiscence areas.

2006 Change in Operating Communities

	Number of Communities				Total Resident Capacity
		Unconsolidated				Unconsolidated
	Consolidated (1)	Ventures (2)	Managed (3)	Total	Consolidated (1)	Ventures (2)	Managed (3)	Total

Beginning number December 31, 2005	62	156	197	415	8,351	16,485	25,837	50,673
Opened (developed by Sunrise)	1	22	7	30	100	2,027	1,191	3,318
Acquisitions	3	9	7	19	204	2,225	1,115	3,544
Terminations/Dispositions	(2)	—	(22)	(24)	(94)	—	(5,290)	(5,384)
Expansions/Other Adjustments(4)	1	(4)	3	—	85	(304)	238	19

Ending number, December 31, 2006	65	183	192	440	8,646	20,433	23,091	52,170

(1)	Activity in 2006 includes one community opened, three communities acquired, one community we bought from a venture partner and two communities that were sold. The opened community was contributed to a venture in April 2007.
(2)	Activity in 2006 includes 22 communities developed by Sunrise, nine other communities acquired (six from the Aston Gardens portfolio, three communities sold and one purchased by Sunrise, which moved to the consolidated portfolio.
(3)	Activity in 2006 includes three communities opened by Greystone. Changes reflect buyout of 18 contracts by Five Star and four other terminations.
(4)	During 2006, we acquired 100% of a community that was previously in an unconsolidated venture and three communities in which we had an ownership interest became managed only. Changes in resident capacity includes unit expansions for existing communities.

2006 Operating Communities

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	1	—	—	194
Arizona	2	1	1	257	390	354
Arkansas	—	—	1	—	—	163
California	8	31	21	919	2,933	2,986
Colorado	1	7	3	74	623	476
Connecticut	2	1	3	168	102	518
District of Columbia	—	2	1	—	343	136
Delaware	—	1	—	—	82	—
Florida	6	8	5	1,687	2,726	1,570
Georgia	3	5	11	98	630	970
Hawaii	—	—	1	—	—	392
Illinois	1	13	11	303	1,410	1,130
Indiana	4	—	2	279	—	403
Kansas	—	2	1	—	197	164
Kentucky	—	—	3	—	—	327
Louisiana	1	1	2	91	70	98
Maryland	3	2	11	513	233	1,276
Maine	—	1	—	—	185	—
Massachusetts	—	8	8	—	603	794
Michigan	1	11	3	77	1,266	300
Minnesota	—	4	12	—	364	590
Missouri	1	2	2	77	296	179
Nebraska	—	—	1	—	—	166
Nevada	—	—	2	—	—	306
New Jersey	2	14	15	495	1,218	1,526
New Mexico	2	—	—	97	—	—
New York	1	14	4	100	1,399	719
North Carolina	2	1	7	166	207	750
Ohio	13	4	5	840	236	506
Oklahoma	—	1	2	—	291	240
Pennsylvania	4	18	2	765	1,519	291
South Carolina	1	—	5	39	—	511
Tennessee	—	—	1	—	—	115
Texas	1	3	11	145	270	1,731
Utah	—	—	2	—	—	327
Virginia	6	7	16	1,456	765	1,218
Washington	—	2	5	—	226	407
West Virginia	—	—	1	—	—	167
Wisconsin	—	—	1	—	—	192
United Kingdom	—	12	—	—	1,156	—
Germany	—	5	—	—	518	—
Canada	—	2	9	—	175	899

Total	65	183	192	8,646	20,433	23,091

2006 Communities Under Construction

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Arizona	1	2	—	127	170	—
California	2	1	—	192	78	—
Florida	—	—	1	—	—	60
Georgia	—	1	—	—	89	—
Illinois	—	1	3	—	53	899
Indiana	—	—	1	—	—	142
Kansas	—	1	1	—	71	242
Maryland	—	1	—	—	407	—
Massachusetts	—	1	—	—	96	—
Michigan	—	1	—	—	89	—
New York	—	—	1	—	—	334
Oklahoma	—	—	1	—	—	174
Texas	—	2	2	—	151	529
Utah	—	1	—	—	159	—
Virginia	—	1	—	—	89	—
United Kingdom	1	6	—	89	593	—
Germany	—	5	—	—	524	—
Canada	1	—	—	256	—	—

Total	5	24	10	664	2,569	2,380

2007 Change in Operating Communities

	Number of Communities				Total Resident Capacity
		Unconsolidated				Unconsolidated
	Consolidated (1)	Ventures (2)	Managed (3)	Total	Consolidated (1)	Ventures (2)	Managed (3)	Total

Beginning number December 31, 2006	65	183	192	440	8,646	20,433	23,091	52,170
Opened (developed by Sunrise)	—	19	3	22	—	1,867	691	2,558
Acquisitions	—	—	1	1	—	—	106	106
Terminations	—	(1)	(5)	(6)	—	(100)	(838)	(938)
Expansions/Other Adjustments (4)	1	—	(1)	—	37	45	(61)	21

Ending number, December 31, 2007	66	201	190	457	8,683	22,245	22,989	53,917

(1)	Activity in 2007 includes the acquisition of one community from venture partners and one formally managed community and contributed one community to a venture.
(2)	Activity in 2007 includes 19 communities developed by Sunrise in which we maintained an ownership interest and one contract termination.
(3)	Activity in 2007 includes the opening of three communities managed by Greystone and the acquisition of one management contract. Five other contracts were also terminated and we acquired one managed community.
(4)	Changes in resident capacity include unit expansions for existing communities.

2007 Operating Communities

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	1	—	—	194
Arizona	2	3	1	257	575	386
Arkansas	—	—	1	—	—	163
California	8	32	20	919	2,994	2,826
Colorado	1	7	3	74	623	476
Connecticut	2	1	3	168	102	518
District of Columbia	1	1	1	110	233	137
Delaware	—	1	—	—	82	—
Florida	6	8	5	1,687	2,745	1,570
Georgia	3	5	11	98	630	970
Hawaii	—	—	1	—	—	392
Illinois	1	14	11	303	1,473	1,130
Indiana	4	—	2	279	—	403
Kansas	—	3	2	—	268	406
Kentucky	—	—	3	—	—	327
Louisiana	1	1	2	91	70	98
Maryland	3	2	11	513	233	1,276
Maine	—	1	—	—	185	—
Massachusetts	—	9	8	—	699	802
Michigan	1	12	3	77	1,376	300
Minnesota	—	4	12	—	358	562
Missouri	1	2	2	77	296	179
Nebraska	—	—	1	—	—	166
Nevada	—	—	2	—	—	306
New Jersey	2	14	15	495	1,218	1,526
New Mexico	2	—	—	97	—	—
New York	—	15	2	—	1,499	243
North Carolina	2	1	7	166	207	750
Ohio	13	4	4	840	236	410
Oklahoma	—	1	3	—	291	419
Pennsylvania	4	18	2	765	1,513	283
South Carolina	1	—	5	39	—	511
Tennessee	—	—	1	—	—	115
Texas	1	5	12	145	434	2,049
Utah	—	—	2	—	—	263
Virginia	7	7	15	1,483	765	1,168
Washington	—	2	5	—	226	407
West Virginia	—	—	1	—	—	167
Wisconsin	—	—	1	—	—	192
United Kingdom	—	17	—	—	1,642	—
Germany	—	8	—	—	841	—
Canada	—	3	9	—	431	899

Total	66	201	190	8,683	22,245	22,989

2007 Communities Under Construction

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	—	—	—	18
Arizona	—	2	—	—	268	—
California	2	2	—	194	128	—
Colorado	—	1	—	—	80	—
Florida	—	1	1	—	80	60
Georgia	—	2	—	—	168	—
Illinois	1	—	1	142	—	344
Indiana	—	1	—	—	140	48
Kentucky	—	1	—	—	80	—
Louisiana	—	2	—	—	151	—
Maryland	—	1	—	—	407	—
Michigan	—	1	—	—	80	—
Nevada	—	1	—	—	96	—
New Jersey	—	1	—	—	93	—
New York	—	—	1	—	—	332
North Carolina	—	1	—	—	74	—
Pennsylvania	1	1	—	76	79	—
South Carolina	—	—	1	—	—	222
Texas	—	1	2	—	80	439
Utah	—	1	—	—	159	—
Virginia	—	1	—	—	89	—
Washington	—	—	1	—	—	309
United Kingdom	—	8	—	—	800	—
Germany	—	1	—	—	110	—
Canada	4	—	—	468	—	—

Total	8	30	7	880	3,162	1,772

Company Operations

Operating Structure

Sunrise has four operating segments for which operating results are regularly reviewed by key decision makers; North American operations (including Canada), International operations, Greystone and Trinity. North American operations and Greystone operations have similar economic characteristics and have been aggregated into one operating segment along with international as its results do not meet the quantitative thresholds for separate disclosure. Therefore, Sunrise discloses information for two segments; senior living development and operations and hospice care. See Note 22 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Sunrise’s international headquarters are in McLean, Virginia, with two smaller regional offices located in the UK and Germany to support our European operations. Trinity and Greystone also maintain offices in Texas. Our international headquarters provide centralized accounting, finance, development and other key operational functions to support our operating communities and company growth. As a result, our community-based personnel are able to focus on delivering excellent care and service consistent with our resident-centered operating philosophy.

Senior Living Operations

For our senior living business, regional and community-based team members are responsible for executing the company strategy in local markets. This includes overseeing all aspects of community operations: local marketing and sales activities; resident care and services; the hiring and training of community-based team members; compliance with applicable local and state regulatory requirements; and implementation of our development and acquisition plans within a given geographic region.

As of December 2007, Sunrise’s North American operations are organized into three geographic regions: Eastern United States, Midwest/Northwest/Canada and Southwest/Heartland/California. This is a change from our previous organizational structure in 2006 and most of 2007, during which we divided the continent into four geographic regions: Northeast/Southeast, Mid-Atlantic, Midwest/Northwest/Canada and Southwest/Heartland/California. Senior team members are based in each of these regions for close oversight of community operations (open and under development) in these locations. A similar organizational structure is in place in the United Kingdom and Germany.

The international headquarters functions include establishing strategy, systems, policies and procedures related to: resident care and services; team member recruitment, training, development, benefits and compensation; facility services; dining; sales and marketing strategy and support; corporate communications; accounting and finance management, including billing and collections, accounts payable, general finance and accounting and tax planning and compliance; legal; asset management; community design and real estate development.

Each region is headed by a vice president of operations with extensive experience in the health care and senior living industries, who oversees area managers or area vice presidents of operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a dining specialist and a programming specialist.

Community Staffing

We believe that the quality and size of our communities, along with our strong service-oriented culture, our competitive compensation philosophy and our training and professional growth opportunities, have enabled us to attract high-quality, professional team members. Each of our communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, financial performance and regulatory compliance. The executive director is supported by department heads, who oversee the care and services provided to residents in the community by “care managers,” as well as other specialists such as a nurse, who is responsible for coordinating the services necessary to meet residents’ health care needs, and a director of community relations, who is responsible for selling and marketing our services. Other key positions include the dining services coordinator, the program coordinator and the maintenance coordinator.

Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services. As permitted by state law, care managers who complete a special training program also supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. As such, in most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities to encourage seamless and consistent care for residents. The number of care managers working in a community varies according to the level of care required by the residents of the community and the number of residents receiving additional levels of care or care in connection with memory impairments such as Alzheimer’s disease.

We believe that our communities can be most efficiently managed by maximizing direct resident and staff contact. Team members involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

Staff Education and Training

All Sunrise team members receive specialized and ongoing training by “Sunrise University,” a virtual institution founded by Sunrise to enhance the professional development of our team members.

Sunrise prides itself on attracting highly dedicated, experienced personnel. To support this effort, Sunrise University offers a full schedule of educational programs, job aids and other learning tools to equip every team member with the appropriate skills that are required to ensure high-quality resident care. All managers and direct-care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident-care procedures, Alzheimer’s care, communication systems, and activities and dining programming. For the supervisors of direct-care staff, additional training provides education in medical awareness and management skills.

For executive directors and department managers, Sunrise has developed the “Getting Started 1-2-3” program, which offers a structured curriculum to support those either newly hired or promoted to these positions at Sunrise. This program recruits successful, strong Sunrise team members and provides them with the tools, support and training necessary for the first 120 days on the job, including a self-study program, one-to-one training experience and a series of group trainings with scenario-based opportunities to solve multiple business case challenges. The program also includes three meetings with a supervisor to review the individual’s progress at 30 days, 60 days and 120 days into the position.

Quality Improvement Processes

We coordinate quality assurance programs at each of our communities through our corporate headquarters staff and through our regional offices. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services we provide. In addition to ongoing training and performance reviews of care managers and other team members, our quality-control measures include:

Family and Resident Feedback. We survey residents and their responsible parties on an annual basis, administered through The Gallup Organization, to garner feedback on their experience with the community. We take the results from the surveys to develop strategic areas of focus for improvement on a community level and a corporate level. Residents and responsible parties are also encouraged to provide feedback on an ongoing basis, and we also offer them a toll-free telephone line monitored by a corporate team member to convey additional comments.

Regular Quality Assurance Inspections. Specially trained “quality service managers” conduct formalized, unannounced annual inspections as part of our Quality Service Review process, to ensure the community is meeting Sunrise’s standards of care and services, as well as the necessary regulatory requirements. Specifically, these inspections look for the presence of the “Sunrise Signatures,” such as fresh flowers and a cat and dog in every community, as well as cover areas similar to those reviewed by state or government inspections. These areas of review include: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care; the quality of activities and the dining program; observance of residents in their daily living activities; fire and chemical safety; emergency evacuation plans; and compliance with government regulations. Senior leadership at the community closely evaluates the results and develops a detailed plan to address any areas for improvement identified in the survey. Community inspections are also conducted by regional operations staff on a regular basis to prepare for these unannounced QSR and regulatory inspections.

Third-Party Reviews. In addition, we implement a mystery shop program six times per year to measure the customer experience during the sales process. This includes their perceptions of the cleanliness, property upkeep and resident care within the community. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record keeping and coordination of medications.

Sales and Marketing

Our sales and marketing strategy is intended to create awareness of and preference for our unique products and services among potential residents, family members and key community referral sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A central marketing team supports the field and communities by developing overall strategies, systems, processes and programs for promoting Sunrise in local markets, and monitors the success of the marketing efforts.

Each community has at least one dedicated sales person responsible for community-specific sales efforts. The community-based sales staff and executive director are supported by an area sales manager who is responsible for coaching, development, and performance management of community sales staff, as well as supporting the development and implementation of the local marketing strategy.

Core marketing and sales communication elements include local and regional print, local and network radio, direct mail, e-newsletter, the quarterly SUNRISE magazine, yellow pages, community signage, personal contacts with prospective referral sources, open houses, health fairs, grand openings for new communities, various community outreach events and more. Sales training and development programs are in place to continuously increase the skills and competencies of community-based sales staff, including executive directors, and area sales managers.

Development

Our development activities are coordinated by experienced staff who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural design and construction functions are contracted to experienced, outside architects and contractors. Our North American development team is decentralized, operating from various locations throughout the United States and Canada. Our European development team is based in the United Kingdom.

Greystone Operations

Greystone, which we acquired in 2005, is a wholly owned subsidiary of Sunrise that develops and manages CCRCs in the not-for-profit sector, the largest segment of the CCRC industry. The company is based out of Irving, Texas, but operates across the country.

The majority of CCRCs in the United States are developed for and owned by not-for-profit entities. This growing segment of the market appeals to an increasing number of seniors, as CCRCs tend to be larger and offer a wider array of personal and health care services than independent and assisted living communities typically provide. Many seniors find this type of community offers them a reassurance that, as their needs change through the years, care services will be available within the community without having to move.

Greystone consults with clients to provide planning, development and management services which includes regulatory compliance, assisting clients with development planning, identifying sites, coordinating project teams, securing approvals, arranging financing, managing marketing, arranging for construction, providing project updates, preparing draw packages, cost reporting, preparing for opening, budgeting, financial reporting and managing delivery of resident services. These services are provided by professionals with backgrounds that include architecture, construction, real estate development, accounting, banking and management.

Providing access to capital and implementing a financial structure appropriate to the goals of clients are two important and challenging services the company provides. Greystone’s and Sunrise’s combined experience in financing development, acquisition, expansion, refinancing and restructuring enables Greystone to leverage a variety of resources and options for its clients necessary in securing the most appropriate funding available in an efficient and timely manner. Greystone also provides recommendations on project plans of finance and capital structure, the negotiation of flexible borrowing terms and covenants, an assessment of the impact of the financing to the borrower, and the facilitation of smooth and expected closings. In addition, Greystone may provide seed capital for development projects prior to financing.

Greystone, with Sunrise, develops and manages CCRCs on a fee basis. The buildings are owned by the not-for-profit clients. Therefore neither Sunrise nor Greystone has an ownership interest in the real estate.

Trinity Operations

Trinity, which we acquired in September 2006, is a wholly owned subsidiary of Sunrise based in Dallas, Texas. The company employs more than 700 people who provide hospice and palliative care in 19 markets across the United States. In 2006, Sunrise completed this important acquisition, which reinforces our commitment to expanding hospice services to more seniors and improving the quality of end-of-life care. By having Sunrise provide hospice services directly, instead of through other providers, we are able to extend a resident’s stay at Sunrise and also earn the revenue associated with the hospice services.

Trinity staff is made up of registered nurses, directors of clinical services, nurse specialists, case managers, health aides and other administrative and management professionals. The majority of hospice care is paid through Medicare reimbursement with payments subject to specific limitations. We, therefore, maintain separate billing systems from our senior living business.

Competition

We are a large global provider of senior living services. We compete with numerous organizations that provide similar senior living alternatives, such as other senior living providers, home health care agencies, community-based service programs, retirement communities and convalescent centers. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are less substantial than they are for the skilled nursing segment. We have experienced and expect to continue to experience competition in our efforts to develop, acquire and operate senior living communities. This competition could limit our ability to attract residents or expand our senior living business, which could have a material adverse effect on our revenues and earnings. Our hospice business also faces competition from both large and local hospice providers.

Government Regulation

Senior Living. Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies, and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address:

•	personnel education, training, and records;
•	administration and supervision of medication;
•	the provision of limited nursing services;
•	admission and discharge criteria;
•	documentation, reporting and disclosure requirements;
•	staffing requirements;
•	monitoring of resident wellness;
•	physical plant specifications;
•	furnishing of resident units;
•	food and housekeeping services;
•	emergency evacuation plans; and
•	resident rights and responsibilities.

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

Regulation of the senior living industry is evolving. Future regulatory developments, such as mandatory increases in the scope of care given to residents, revisions to licensing and certification standards, or a determination that the care provided by one or more of our communities exceeds the level of care for which the community is licensed, could adversely affect or increase the cost of our operations. Increases in regulatory requirements, whether through enactment of new laws or regulations or changes in the application of existing rules, could also adversely affect our operations. Furthermore, there have been numerous initiatives on the federal and state levels in recent years for reform affecting payment of health care services. Some aspects of these initiatives could adversely affect us, such as reductions in Medicare or Medicaid program funding.

Hospice. Hospices, such as our Trinity subsidiary, also are generally subject to regulation and licensing by federal, state and local health agencies, and other regulatory authorities. Requirements may include or address:

•	personnel education, training, and records;
•	administration and supervision of medication;
•	the provision of nursing services;
•	admission and discharge criteria;
•	documentation and reporting requirements;
•	staffing requirements; and
•	resident rights and responsibilities.

Our hospice revenues are highly dependent on payments from Medicare, paid primarily on a per diem basis, from the Medicare programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions or changes in Medicare funding could significantly affect our results of our hospice operations. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net hospice revenue and profits to materially decline.

Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of the Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period that have not previously been included in a cap calculation by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will receive hospice services from another hospice provider. The hospice cap amount is computed on a provider number basis. Our hospice revenue for 2006 and 2007 was reduced by approximately $2.7 million and $5.6 million, respectively, as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fail to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least 5% of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability and financial condition.

Hospices are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys may occur annually or bi-annually, or can occur following a state’s receipt of a complaint about the hospice. As a result of any such inspection, authorities may allege that the hospice has not complied with all applicable regulatory requirements. Typically, hospices then have the opportunity to correct alleged deficiencies by implementing a plan of correction. In other cases, the authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that can materially and adversely affect business and revenues. Please refer to Item 3, “Legal Proceedings” for information regarding the pending Trinity OIG investigation and qui tam action.

Other. We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under a federal health care program, including, for example, the Medicare and Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Under provisions of the Deficit Reduction Act of 2005, Congress has encouraged all states to adopt false claims laws that are substantially similar to the federal law. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenue could be affected if it were subject to an action alleging such violations.

We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to the privacy of such information. In addition, many states have confidentiality laws, which in some cases may exceed the federal standard. We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA. Although HIPAA requirements affect the manner in which we handle health data and communicate at covered communities, the cost of compliance does not have a material adverse effect on our business, financial condition or results of operations.

Employees

At December 31, 2006, we had approximately 39,000 employees of which approximately 800 were employed at our corporate headquarters. At December 31, 2007, we had approximately 41,000 employees of which approximately 800 were employed at our corporate headquarters. We believe employee relations are good as we offer a unique challenging and rewarding work environment, competitive salary and excellent benefits. A portion of the employees at one Sunrise community in Canada are represented by a union.

Website

Our Internet Web site is http://www.sunriseseniorliving.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered as part of this report. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the trading price of our common stock could decline.

These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. There may be additional risks and uncertainties not presently known to us or that we currently deem immaterial that also may impair our business operations. You should not consider this list to be a complete statement of all potential risks or uncertainties.

We have separated the risks into the following categories:

•	Risks related to our failure to timely file periodic reports with the SEC and the state of our internal controls over financial reporting;

•	Risks related to the pending SEC investigation and pending litigation arising out of our pending restatement, other pending government proceedings and other pending litigation;

•	Risks related to our business operations;

•	Risks related to the senior living industry; and

•	Risks related to our organization and structure.

Risks Related to our Failure to Timely File Periodic Reports with the SEC and the State of our Internal Controls over Financial Reporting

Our failure to timely file our 2007 Form 10-K could jeopardize our listing on the New York Stock Exchange and could reduce the liquidity and lead to a drop in the price of our common stock if our shares are suspended from trading or delisted.

To be considered timely filed, our 2007 Form 10-K was required to be filed on or before March 17, 2008. To date, our attention has been focused on completing our 2006 Form 10-K filing and we did not file our 2007 Form 10-K within the prescribed time period. As a result, we will continue to be considered a late filer under the rules of the New York Stock Exchange, or the NYSE, which is the exchange on which our common stock is listed, and will be subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual with regard to the filing of our 2007 Form 10-K. Section 802.01E provides, among other things, that the NYSE will monitor us and the filing status of the 2007 Form 10-K. If we have not filed our 2007 Form 10-K within six months of March 17, 2008, the NYSE may, in its sole discretion, allow our securities to be traded for up to an additional six-month trading period or, if the NYSE determines that such additional trading period is not appropriate, it will commence suspension and delisting procedures. The trading suspension or delisting of our shares would reduce the liquidity and could lead to a drop in the market price of our common stock.

Our failure to timely prepare and file our financial reports precludes us from accessing the public markets to raise debt or equity capital and could result in the acceleration of amounts outstanding under our existing Bank Credit Facility, construction loans and permanent financing and our need to replace existing letters of credit.

Because we are not current in our financial reporting requirements with the SEC, we are precluded from accessing the public markets to raise debt or equity capital, which could adversely affect our growth plans.

During 2006 and 2007, as a result of the delay in completing our restatement, Sunrise entered into several amendments to our Bank Credit Facility extending the time period for furnishing required quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points. On January 31, February 29, and March 13, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	waived delivery by the Company of all 2006 quarterly financial statements and financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007;

•	modified to April 15, 2008 the delivery date for the 2006 audited financial statements;

•	modified to April 30, 2008 the delivery date for preliminary 2007 unaudited annual financial statements;

•	modified to May 31, 2008 the delivery date for the preliminary unaudited financial statements for the quarter ending March 31, 2008;

•	modified to July 31, 2008 the delivery date for the 2007 audited annual financial statements;

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ending March 31, 2008; and

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008.

Pursuant to the January 31, 2008 amendment, effective February 20, 2008, the aggregate amount outstanding under the Bank Credit Facility may not exceed $160 million until such time as the 2006 and 2007 annual financial statements are furnished to the lenders, at which time the maximum amount permitted to be outstanding will again be $250 million. The Company will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount were $250 million. In addition, effective as of February 1, 2008 until the end of the interest period in which the administrative agent acknowledges receipt of the 2006 and 2007 annual financial statements, the LIBOR rate loans margin is 275 basis points and the base rate loan margin is 125 basis points. As of February 29, 2008, the availability for additional borrowings under the Bank Credit Facility is approximately $23.6 million.

In the event we are unable to furnish the lenders with all of the financial information required under the amended Bank Credit Facility by the new delivery dates, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require us to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Company, Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Development Inc. and Sunrise Senior Living Services, Inc., each of which is a wholly-owned subsidiary of the Company (collectively, the “Loan Parties”), executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

Additionally, Sunrise is obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to entities directly or indirectly owned by Sunrise that own Sunrise’s consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by Sunrise and in which Sunrise holds a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide annual audited and quarterly unaudited financial statements of Sunrise in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which Sunrise has guaranteed the repayment of the principal amount of the credit extended by these financial institutions, Sunrise could be required to repay the loan. In such cases, Sunrise would incur a loss if the principal amount of the loan, plus accrued interest, exceeds the value of the community. Also, in certain instances, Sunrise is obligated to provide audited financial statements annually to the landlords of certain properties leased by subsidiaries of Sunrise. The failure to provide audited financial statements of Sunrise in accordance with the obligations of the leases or ancillary documents thereto could be an event of default under such documents, and could allow the landlords to seek the remedies provided for in such documents.

We have identified material weaknesses in our internal control over financial reporting and expect to incur substantial additional costs to address these control deficiencies and in connection with our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding the Company’s internal control over financial reporting.

As discussed in Item 9A, “Controls and Procedures” of this Form 10-K, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and has identified a number of material weaknesses in internal control over financial reporting. A detailed description of our material weaknesses is provided in Item 9A of this annual report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006. These material weaknesses also previously caused significant errors that led to the restatement of our previously issued financial statements for fiscal periods prior to our year ended December 31, 2006. Because we have not yet completed implementation of all of our planned remediation efforts, our 2007 Form 10-K, when filed, is expected to also indicate that we did not maintain effective internal control over financial reporting as of December 31, 2007.

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and have incurred, and expect to continue to incur, substantial costs with respect to our efforts to address the control deficiencies in our internal control over financial reporting. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things: cause us to fail to file our periodic reports with the SEC in a timely manner; result in the need to restate financial results for prior periods; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur further additional costs or divert management resources.

Outstanding comments from past SEC staff review and any additional comments from future SEC staff review may require that we amend our periodic reports filed with the SEC, which could lead to significant changes in our past and current disclosure.

On December 28, 2005, we received correspondence from the staff of the SEC relating to our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended September 30, 2005. We have subsequently engaged in communications and correspondence with the SEC staff, and as of the date of this filing, we have outstanding unresolved comments from the SEC staff with respect to disclosure contained in our Form 10-K for the fiscal year ended December 31, 2004, our Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended September 30, 2005. We have modified the disclosure in this Form 10-K in an effort to reflect all of the SEC staff’s prior comments. We understand that the SEC staff is waiting to resolve the outstanding comments until after we have filed this Form 10-K. As a result, we may receive additional comments from the SEC staff relating to our responses to the prior staff comments, new matters related to this Form 10-K or other periodic reports filed by us with the SEC. Such comments may require that we amend or supplement, possibly significantly, the disclosures in this Form 10-K, including our restated financial statements included herein, or other periodic reports filed by us with the SEC.

Risks Related to the Pending SEC Investigation and Pending Litigation Arising Out of our Pending Restatement, Other Pending Government Proceedings and Other Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, diverted resources and could have a material adverse effect on our business, financial condition and results of operations.

As further described in Item 3, “Legal Proceedings” of this Form 10-K, on May 25, 2007, we were advised by the staff of the SEC that the SEC had commenced a formal investigation. As also further described in Item 3, “Legal Proceedings” of this Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action) and three putative derivative complaints (that have also been consolidated into one action) have been filed against us and certain of our current and former officers and directors arising out of our announcement of our intent to restate our previously issued financial statements and related matters. An additional putative derivative complaint has also been filed alleging breach of fiduciary duty by the named defendants arising out of the grant of certain stock options that are also the subject of the complaints described above. We have incurred significant professional fees and other costs in responding to the SEC investigation and in defending against the lawsuits. We expect to continue to incur significant professional fees and other costs in responding to the SEC investigation and in defending against these lawsuits.

In addition, our management, Board of Directors and employees have expended a substantial amount of time on the SEC formal investigation and these other matters, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business and results of operations. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. In addition, if we do not prevail in one or more of these lawsuits, we may be required to pay a significant amount of monetary damages. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We are involved in other litigation matters that will continue to divert our resources and attention, and could result in substantial monetary damages that could have a material adverse effect on our financial condition and results of operations if we do not prevail.

As described in Item 3, “Legal Proceedings” of this Form 10-K, in addition to the putative shareholder class action and derivative lawsuits, we are currently a defendant in several other lawsuits. Four former employees of Trinity filed a lawsuit on behalf of the United States government, as permitted under the “qui tam” provisions of the Federal False Claims Act (“FCA”), against us, Trinity and KRG Capital LLC (presumably an affiliate of some of the stockholders from whom we purchased Trinity) arising out of allegations that Trinity submitted false claims for Medicare billings. The lawsuit asserts the total loss sustained by the United States as a result of such alleged false claims was $75.0 million to $100.0 million. In addition, in September 2007, our former CFO filed a lawsuit against us related to the termination of his employment for cause, asserting that he was terminated by us in retaliation of his purportedly uncovering and seeking to address accounting irregularities and that, notwithstanding his termination, he is entitled to receive certain equity compensation under the terms of certain equity awards made to him. His complaint seeks compensatory and punitive damages of up to $13.4 million. If we do not prevail in one or more of these lawsuits, we may be required to pay substantial monetary damages, which could have a material adverse effect on our financial condition and results of operations.

The Trinity OIG investigation and IRS audit may result in substantial fines and penalties, which could harm our financial condition, results of operations and cash flow.

As more fully described in Item 3, “Legal Proceedings” of this Form 10-K, in January 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of

Trinity. We have been advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the FCA. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. In addition, we have been notified by the United States Internal Revenue Service that it will audit our 2005 and 2006 corporate tax returns as well as our employment tax returns for 2004, 2005 and 2006. The OIG investigation may result in Medicare reimbursements and payments of penalties and fines. The IRS audit may result in payments of penalties, fines and unpaid taxes and interest. Any such reimbursements and payments could have a material adverse effect on our financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we may have an obligation to indemnify our current and former directors and officers with respect to the pending SEC investigation and pending litigation. These indemnifiable obligations may not be reimbursable under our directors and officers’ liability insurance. In connection with some of the matters discussed in Item 3, “Legal Proceedings” of this Form 10-K, we have advanced legal fees and related expenses to several of our current and former directors and officers and expect to continue to do so while these matters are pending.

We purchase directors and officers liability insurance from insurers based on published ratings by recognized rating agencies, advice from national insurance brokers and consultants and other industry-related insurance information sources. Our directors and officers liability insurance covers events for which payment obligations and the timing of payments are only determined in the future. The insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims.

Under our directors and officers liability insurance policy, we are responsible for the cost of claims up to a self-insured limit. In addition, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition and results of operations.

Our exploration of strategic alternatives may not result in any sale transaction.

In July 2007, we announced that our Board of Directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of the Company. A committee of non-management directors, originally established in April 2007 to explore strategic alternatives, engaged Citigroup Global Markets Inc. to act as its financial advisor. There can be no assurance that the exploration of strategic alternatives will result in any sale transaction.

Risks Relating to Our Business Operations

We may be unable to manage effectively our growth and expansion, which may harm our financial condition and operating results.

At December 31, 2006, we operated 440 communities, including 412 communities in the United States, 11 communities in Canada, 12 communities in the United Kingdom and five communities in Germany, with a total resident capacity of approximately 52,000. At December 31, 2007, we operated 457 communities, including 420 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. We currently expect that the number of our managed communities will increase substantially as we pursue our future growth plans. We plan to grow primarily through the development of new senior living communities and entry into new management contracts for senior living communities in top U.S. and international major metropolitan markets. At December 31,

2006, we had entered into contracts to purchase or lease 35 additional development sites. At December 31, 2006, we had 39 communities under construction with a resident capacity of approximately 5,600 residents. At December 31, 2007, we had entered into contracts to purchase or lease 107 additional development sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis. At December 31, 2007, we had 45 communities under construction, with capacity for approximately 5,800 residents. As we continue to grow our business, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or to continue to be able to attract, train, motivate, manage and retain senior management and other key employees to successfully integrate new communities into our existing business without operating disruptions or unanticipated costs.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in housing markets or the economy) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees. In addition, downturns in the housing markets, such as the one we have recently experienced, could adversely affect the ability (or perceived ability) of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates, revenues and results of operations could decline. In addition, if the recent volatility in the housing market continues for a protracted period, our results of operations and cash flows could be negatively impacted.

Any delays we experience in developing new communities could impede our growth and adversely affect our revenues and results of operations.

Our growth objectives include the development of a significant number of new senior living communities, both domestically and internationally. During 2006, we opened 30 new communities with a capacity for more than 3,300 and we had 39 communities under construction with a resident capacity of approximately 5,600 residents. During 2007, we opened 22 new communities with a capacity for an additional 2,600 residents and we expect to continue to develop new communities at the same rate in the future. At December 31, 2007, we had 45 communities under construction with a resident capacity of approximately 5,800 residents and we had entered into contracts to purchase or lease 107 additional development sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.

Our ability to successfully achieve these development plans will depend upon a variety of factors, many of which are outside our control. These factors include:

•	difficulties or delays in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new communities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions or acts of God that could delay construction projects;

•	difficulties in developing new types of senior living products with which we have less experience;

•	difficulties in finding suitable sites for future development activities at acceptable prices;

•	increased costs resulting from changes in general economic conditions or increases in the costs of materials; and

•	increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied.

We cannot give any assurance that we will undertake or complete all of our development plans, that we will not experience delays in completing communities under construction or in development, or that we will be able to identify suitable sites at acceptable prices for future development activities. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we anticipated. If we fail to achieve our development plans, our growth could slow or we may not meet our growth objectives, which would adversely impact our revenues and results of operations.

Our failure to secure additional financing to fund our development and acquisition activities could slow our growth and could adversely affect our revenues and results of operations.

We will need to obtain additional financial resources to fund our development and construction activities either on our balance sheet or in ventures with capital partners. We estimate that it will cost approximately $0.9 billion to complete the communities we had under construction as of December 31, 2007, including those owned in ventures with capital partners. As of December 31, 2006, we had entered into contracts to purchase 30 development sites for a total contracted purchase price of $138 million and had also entered into contracts to lease five additional development sites. As of December 31, 2007, we had entered into contracts to purchase 101 additional development sites, for a total contracted purchase price of approximately $400 million, and had also entered into contracts to lease six additional development sites. Generally, our land purchase commitments are terminable if we are unable to obtain zoning approval. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of December 31, 2007.

We estimate that it will cost us or the applicable development ventures approximately $1.0 to $1.5 billion in debt and equity to develop the remaining communities in our 2008 development plan. Additional financing will be required to complete the development and construction of these sites and to refinance existing indebtedness. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities. We do not have firm commitments to cover our entire 2008 development plan, and while we expect that our cash generated from operations, together with borrowings under existing credit facilities and financing expected to be available, will be sufficient to fund the development sites for these additional senior living communities, no assurance can be made that we will be able to obtain this financing.

We expect from time to time to seek additional funding through public or private financing sources, including equity or debt financing. However, financing may not be available to us or may be available only on terms that are not favorable to us. If we are not able to obtain additional financing on favorable terms, we may have to delay or eliminate all or some of our development projects, or forego acquisition opportunities, which could adversely affect our revenues and results of operations. Because we are not current in our obligation to file periodic reports with the SEC, we currently are not eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets.

In addition, certain of our outstanding indebtedness restricts our ability to incur additional debt, among other things. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies, which could adversely affect our revenues and results of operations. Further, if additional funds are raised through the issuance of additional equity securities (to the extent we are able to do so), the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

Our future expansion may involve additional expansion in existing international markets and possible expansion into new international markets. On December 31, 2006, we operated 11 communities in Canada, 12 communities in the United Kingdom and five communities in Germany, respectively, with a total resident capacity of 1,074, 1,156 and 518, respectively. On December 31, 2007, we operated 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, respectively, with a total resident capacity of 1,330, 1,642 and 841 respectively. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience developing and operating senior living facilities in international markets. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during 2006, we recorded pre-tax charges of $50 million for operating deficit guarantees related to our venture in Germany due to slower than expected lease-up trends. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Our expansion into new offerings may not be successful and could adversely impact our growth.

Our future expansion is expected to involve new senior living models beyond the basic Sunrise mansion model, including condominiums, rental full service, cottages and other models, as well as new service offerings.

We have limited experience in developing or operating condominium communities, and we may not be successful in integrating this or other new models into our current business structure. In addition, development and operation of additional models may involve certain risks not present with our current development activities. For example, condominium developments may not achieve targeted sales, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community, or an over supply of condominiums in a given market may cause a decrease in the prices at which we expect to sell condominium properties.

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by us are approximately $45 million. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we expect to record an additional loss of approximately $7 million due to this increase in the budgeted project costs. Through February 29, 2008, we have paid approximately $11 million in cost overruns. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions. We are currently evaluating other options for the projects, including the possible sale of the land or the development of other Sunrise products. As a result, we expect to record pre-tax charges totaling approximately $21 million to write off capitalized development costs for these projects in 2007. In the first quarter of 2008, we suspended development of all but one of our condominium projects and as a result, we expect to record pre-tax changes totaling approximately $22.1 million in the first quarter of 2008.

Our failure to successfully implement development of new senior living models into our business operations and lack of market acceptance of our new service offerings could adversely affect our revenues and results of operations.

Our failure to attract partners for developing senior living communities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.

As part of our normal operations, we develop senior living communities with third-party partners and enter into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to reduce our debt, re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with third-party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners, and we cannot give any assurance that we can continue to develop communities with such partners at or near the pace we have maintained in the past. If we are unable to continue to implement our strategy of developing senior living communities with third-party partners on terms that are acceptable to us, we may not meet our objectives related to development and financial results and our ability to finance the construction of new communities could be materially adversely affected.

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate senior living communities for third parties and unconsolidated ventures pursuant to management services agreements. At December 31, 2006 and December 31, 2007, approximately 85% and 86%, respectively, of our communities under management were managed for third parties or unconsolidated ventures. The term of our third-party management services agreements generally ranges from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community. With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. In some of our agreements, as was the case in 2006 when 24 management agreements were bought out or terminated, the community owner may terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact earnings.

Ownership of the communities we manage is heavily concentrated with three of our business partners.

As of December 31, 2006 and December 31, 2007, approximately 109 of our managed communities were owned by HCP. In addition, in April 2007, Ventas, Inc. acquired Sunrise REIT. As of December 31, 2007, Ventas was the majority owner of 79 of the communities which we managed. Another one of our privately owned capital partners is the majority owner of another 50 communities which we manage.

The communities that we manage for these business partners are generally subject to long-term management agreements (up to 30 years) as well as other agreements related to development, income support and other guarantee arrangements. This sizeable concentration could give these partners significant influence over our operating strategies and could therefore heighten the business risks disclosed above. A significant concentration might also make us more susceptible to an adverse impact from the financial distress that might be experienced by a partner. Any inability or unwillingness by any of these business partners to satisfy its obligations under its agreements with us could adversely affect our business, financial condition, results of operations and cash flows.

The operations of Sunrise and the operations of entities that we have or may acquire may not be integrated successfully or the intended benefits of such transactions may not be realized or may be subject to unforeseen liabilities, any of which could have a negative impact on our revenues, expenses and operating results.

Our acquisitions of Trinity, Aston Gardens and three San Francisco Bay Area continuing care retirement communities in 2006, as well as our acquisitions in 2005 of Greystone and The Fountains, pose risks for our ongoing operations, including the risks that:

•	the acquired portfolios or business operations may not perform as well as we anticipate due to various factors, including disruptions caused by the integration of operations with us and changes in macro-economic conditions;

•	the diversion of management attention to the integration of the operations of the acquisitions could have a material adverse effect on the continued operation and expansion of our existing business;

•	we may not effectively integrate the operations of these acquisitions;

•	we may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of the employees from these acquisitions; and

•	following any one of these acquisitions, we may not achieve any expected cost savings and operating efficiencies in connection with such acquisition, such as the elimination of redundant administrative costs and community management costs.

In addition, our acquisition of other entities in the ordinary course of business may pose risks to us similar to those discussed above. If we fail to successfully integrate future acquisitions and/or fail to realize the intended benefits of those transactions, these failures could have a material adverse effect on our revenues, expenses and operating results and the market price of our common stock could decline from its market price at the time of completion of such acquisitions. In addition, our profitability may suffer because of acquisition-related costs, impairment of acquired goodwill or amortization costs for other intangible assets. Similarly, we could encounter unforeseen difficulties and expenditures relating to our acquisition, including contingent or other unexpected liabilities. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we recorded $22.4 million in pre-tax charges in 2006 related to shortfall guarantees for The Fountains. With respect to the goodwill related to Trinity, we expect to record an impairment loss of approximately $50 million in 2007.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2006 and December 31, 2007, we had a minority equity interest in ventures that we do not control which owned 183 and 201 senior living communities, respectively. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include:

•	we share decision-making authority with our venture partners regarding major decisions affecting the ownership or operation of the venture and the community, such as the sale of the community or the making of additional capital contributions for the benefit of the community and the approval of the annual operating and capital budgets, which may prevent us from taking actions that are opposed by our venture partners;

•	prior consent of our venture partners may be required for a sale or transfer to a third party of our interests in the venture, which restricts our ability to dispose of our interest in the venture;

•	our venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a community or increase our financial commitment to the venture;

•	our venture partners may have business interests or goals with respect to the community that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the community;

•	disputes may develop with our venture partners over decisions affecting the community or the venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the community such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our venture partners with respect to our venture investments.

The refinancing or sale of communities held in ventures may not result in future distributions to us.

In the future, we expect to derive a significant portion of our revenue from the sale or refinancing of communities held in ventures. When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. Distributions received by Sunrise are first recorded as a reduction of Sunrise’s investment. Next, the Company records a liability for any contractual or implied future financial support to the venture including through our role as a general partner. Any remaining distributions are recorded as Sunrise’s share of earnings on our consolidated statement of income. We refer to these transactions as “recapitalizations.” Additionally, most of our ventures are structured to provide a distribution to us upon the sale of the communities in the ventures. None of the agreements governing our venture arrangements require refinancings of debt in connection with the sale of equity interests by our venture partners. If the venture does not refinance senior debt or the property has not appreciated we would not receive any distributions in connection with the sale of equity interests by our venture partners. In addition, there can be no assurance that future “recapitalizations” or asset sales will result in distributions to us. In addition, if market conditions deteriorate or our communities experience poor performance, the amounts distributed to us upon “recapitalizations” or assets sales could be materially reduced or we may not receive distributions in some cases.

Liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations.

The senior living business entails an inherent risk of liability. In recent years, we, as well as other participants in our industry, have become subject to an increasing number of lawsuits alleging negligence or similar claims. Many of these lawsuits involve large claims and significant legal costs. We maintain liability insurance policies in amounts we believe are adequate based on the nature and risks of our business, historical experience and industry standards.

We purchase insurance for property, casualty and other risks from insurers based on published ratings by recognized rating agencies, advice from national insurance brokers and consultants and other industry-recognized insurance information sources. Moreover, certain insurance policies cover events for which payment obligations and the timing of payments are only determined in the future. Any of these insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims.

Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, and employment practices liability are insured in insurance policies with affiliated (i.e., wholly-owned captive insurance companies) and unaffiliated insurance companies. We are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. Liabilities within these self-insured limits are estimated annually by independent actuaries and reviewed monthly by us, including a provision for the estimate of the costs of incurred but not reported claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively impacted.

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2005, and December 31, 2006, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.

As part of our normal operations, we provide construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements to some of our ventures, lenders to the venture, or third party owners. In addition, we may also undertake certain financing obligations in connection with acquisitions. The terms of some of these obligations do not include a limitation on the maximum potential future payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements provided to certain of our unconsolidated ventures or third-party owners and certain financing obligations undertaken in connection with acquisitions. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture, or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during 2006, we recorded pre-tax charges of $50 million for operating deficit guarantees related to our venture in Germany due to slower than expected lease-up trends.

Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

At December 31, 2006, we had total indebtedness of $190.6 million, including $50.0 million outstanding on our Bank Credit Facility. At December 31, 2007, we had total indebtedness of $253.7 million, including $100.0 million outstanding on our Bank Credit Facility. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of communities.

Our failure to comply with financial obligations contained in debt instruments could result in the acceleration of the debt extended pursuant to such debt instruments, trigger other rights and restrict our operating and acquisition activity, and in the case of ventures, may cause acceleration of the venture’s debt repayment obligations and any correlated Sunrise guarantee obligations.

There are various financial covenants and other restrictions applicable to us in our debt instruments, including provisions that:

•	require us to meet certain financial tests. For example, our Bank Credit Facility requires us not to exceed certain leverage ratios, to maintain certain fixed-charges coverage ratios and have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios;

•	require consent for a change in control; and

•	restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent.

These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we default under our debt instruments, the debt extended pursuant to such debt instruments could become due and payable prior to its stated due date. We cannot give any assurance that we could pay this debt if it became due. Further, our Bank Credit Facility contains a cross-default provision pursuant to which a default on other indebtedness by us or by any of our consolidated subsidiaries under the Bank Credit Facility could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the Bank Credit Facility.

There are also various financial covenants, financial statement delivery requirements, and other restrictions applicable to us in the debt instruments relating to certain of our ventures. Failure to meet these covenants may trigger acceleration of the ventures’ debt repayment obligations and any correlated Sunrise guarantee obligations or give rise any of the other remedies provided for in such debt instruments. Additionally, certain of our venture agreements provide that an event of default under the venture’s debt instruments that is caused by Sunrise may also be considered an event of default by Sunrise under the venture agreement, giving our venture partner the right to pursue the remedies provided for in the venture agreement, potentially including a termination and winding up of the venture.

Certain of our management agreements, both with venture entities and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the venture entities or the entities owned by third parties that is caused by Sunrise may also be considered an event of default by Sunrise under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement.

Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

At December 31, 2006 and December 31, 2007, we had approximately $134.8 million and $244.6 million, respectively, of floating-rate debt at a weighted average interest rate of 6.78% and 6.72%, respectively. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent increase in interest rates would increase or decrease annual interest expense by approximately $1.3 million and $2.4 million based on the amount of floating-rate debt at December 31, 2006 and December 31, 2007, respectively.

We may be adversely affected by fluctuations in currency exchange rates.

Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated intercompany advances and loans to ventures. As we increase our international presence through development and operations, we may transact additional business in currencies other than the U.S. dollar. As a result, we would be subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. At December 31, 2006, we had net U.S. dollar equivalent assets/(liabilities) of $(19.9) million, $23.9 million and $8.9 million in Canadian dollars, British pounds and Euros, respectively. We also had a net U.S. dollar equivalent liability of $50 million related to expected fundings under guarantees in Euros.

Termination of resident agreements and vacancies in communities could adversely affect our revenues and earnings.

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

The discovery of environmental problems at any of the communities we own or operate could result in substantial costs to us, which would have an adverse effect on our earnings and financial condition.

Under various federal, state and local environmental laws, ordinances and regulations, as a current or previous owner or operator of real property, we are subject to various federal, state and local environmental laws and regulations, including those relating to the handling, storage, transportation, treatment and disposal of medical waste generated at our facilities; identification and removal of the presence of asbestos-containing materials in buildings; the presence of other substances in the indoor environment, including mold; and protection of the environment and natural resources in connection with development or construction of our communities.

Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of such waste management companies does not immunize us from alleged violations of such laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean-up disposal sites at which such wastes have been disposed.

If we fail to comply with such laws and regulations in the future, we would face increased expenditures both in terms of fines and remediation of the underlying problem(s), potential litigation relating to exposure to such materials, and potential decrease in value to our business and in the value of our underlying assets, which would have an adverse effect on our earnings, our financial condition and our ability to pursue our growth strategy. In addition, we are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could result in significant increased costs related to complying with such new regulations and result in a material adverse effect on our earnings. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities, further increasing our cost of operations.

Our hospice revenue is dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.

Our hospice revenues are highly dependent on payments from Medicare and Medicaid, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions or changes in Medicare or Medicaid funding could significantly affect the results of our hospice operations. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net hospice revenue and profits to materially decline.

Our hospice business is subject to a Medicare cap amount which is calculated by Medicare. Our hospice revenue and profitability could be adversely affected by limitations on Medicare payments.

Overall payments made by Medicare to our hospice business are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of the Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will received hospice services from another hospice provider. The hospice cap amount is computed on a program-by-program basis. Our hospice revenue for 2006 and 2007 was reduced by approximately $2.7 million and $5.6 million, respectively, as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

If any of our hospice programs fail to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fail to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least 5% of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability and financial condition.

Risks Related to the Senior Living Industry

Competition in our industry is high and may increase, which could impede our growth and have a material adverse effect on our revenues and earnings.

The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent and assisted living segments of the senior living industry are not as substantial as in the skilled nursing segment of the senior living industry. In pursuing our growth strategies, we have experienced and expect to continue to experience competition in our efforts to develop and operate senior living communities. We expect that there will be competition from existing competitors and new market entrants, some of whom may have greater financial resources and lower costs of capital than we are able to obtain. Consequently, we may encounter competition that could limit our ability to attract new residents, increase resident fee rates, attract and retain capital partners for our ventures or expand our development activities or our business in general, which could have a material adverse effect on our revenues and results of operations. Similarly, overbuilding in any of the markets in which we operate could cause us to experience decreased occupancy, reduced operating margins and lower profitability. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates, which could adversely affect our results of operations.

Our success depends on attracting and retaining skilled personnel, and increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which we may not be able to offset by increasing the rates we charge to our residents.

We compete with various health care services providers, including other senior living providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each community. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from community to community. Increased competition for or a shortage of nurses, therapists or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our management fees. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business, including our ability to implement our growth strategy, and operating results could be harmed.

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

Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address:

•	personnel education, training, and records;

•	administration and supervision of medication;

•	the provision of limited nursing services;

•	admission and discharge criteria;

•	documentation, reporting and disclosure requirements;

•	staffing requirements;

•	monitoring of resident wellness;

•	physical plant specifications;

•	furnishing of resident units;

•	food and housekeeping services;

•	emergency evacuation plans; and

•	resident rights and responsibilities.

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

We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. In addition, many states have confidentiality laws, which in some cases may exceed the federal standard. We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA.

Risks Relating to our Organization and Structure

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us or discourage an attempt to do so. In addition, these provisions could limit the price some investors are willing to pay for our common stock. These provisions include:

•	Board authority to issue preferred stock without stockholder approval. Our Board of Directors is authorized to issue preferred stock having a preference as to dividends or liquidation over the common stock without stockholder approval. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock and could be used to discourage, delay or prevent a change in control of Sunrise;

•	Staggered board and board size fixed within range. Our Board of Directors is divided into three classes. The total number of directors is fixed by a two-thirds vote of the board within a range of a minimum of two and a maximum of 11. These provisions may make it more difficult for a third party to gain control of our Board of Directors. At least two annual meetings of stockholders, instead of one, would generally be required to affect a change in a majority of our Board of Directors;

•	Filling of Board vacancies; removal. Any vacancy occurring in the Board of Directors, including any vacancy created by an increase in the number of directors, shall be filled for the unexpired term by the vote of a majority of the directors then in office, and any director so chosen shall hold office for the remainder of the full term of the class in which the new directorship was created or the vacancy occurred. Directors may only be removed with cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors;

•	Other constituency provision. Our Board of Directors is required under our certificate of incorporation to consider other constituencies, such as employees, residents, their families and the communities in which we and our subsidiaries operate, in evaluating any proposal to acquire us. This provision may allow our Board of Directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders subject to any overriding applicable law;

•	Call of special meetings. A special meeting of our stockholders may be called only by the chairman of the board, the president, by a majority of the directors or by stockholders possessing at least 25% of the voting power of the issued and outstanding voting stock entitled to vote generally in the election of directors. This provision limits the ability of stockholders to call special meetings;

•	Stockholder action instead of meeting by unanimous written consent. Any action required or permitted to be taken by the stockholders must be affected at a duly called annual or special meeting of such holders and may not be affected by any consent in writing by such holders, unless such consent is unanimous. This provision limits the ability of stockholders to take action by written consent in lieu of a meeting;

•	Supermajority vote of stockholders or the directors required for bylaw amendments. A two-thirds vote of the outstanding shares of common stock is required for stockholders to amend the bylaws. Amendments to the bylaws by directors require approval by at least a two-thirds vote of the directors. These provisions may make more difficult bylaw amendments that stockholders may believe are desirable;

•	Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the foregoing provisions that are contained in our certificate of incorporation. All amendments to the certificate of incorporation must first be proposed by a two-thirds vote of directors. These supermajority vote requirements may make more difficult amendments to these provisions of the certificate of incorporation that stockholders may believe are desirable; and

•	Advance notice bylaw. We have an advance notice bylaw provision requiring stockholders intending to present nominations for directors or other business for consideration at a meeting of stockholders to notify us no later than 60 days before the meeting or 15 days after the notice of the meeting date is mailed or public notice of the meeting is given, if less than 75 days’ notice of the meeting date is given or made to stockholders. This provision limits the ability of stockholders to make nominations for directors or introduce other proposals that are not timely received for consideration at a meeting.

In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person beneficially owning, directly or indirectly, 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our Board of Directors approves in advance the person’s ownership of 15% or more of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person. When we were formed, the Klaassens and their respective affiliates and estates were exempted from this provision.

Our Board of Directors has adopted a stockholder rights plan that could discourage a third party from making a proposal to acquire us.

In April 2006, our Board of Directors adopted a new stockholder rights plan, which replaced the Company’s previously existing stockholder rights plan which expired on April 24, 2006. The stockholder rights plan may discourage a third party from making an unsolicited proposal to acquire us. Under the plan, preferred stock purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition of 20% or more of our outstanding common stock. If triggered, these rights would entitle our stockholders, other than the person triggering the rights, to purchase our common stock, and, under certain circumstances, the common stock of an acquirer, at a price equal to one-half the market value of our common stock.

Our management has influence over matters requiring the approval of stockholders.

As of February 29, 2008, the Klaassens beneficially owned approximately 11.7% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 14% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 1B.	Unresolved Staff Comments

On December 28, 2005, we received correspondence from the staff of the SEC relating to our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended September 30, 2005. We have subsequently engaged in communications and correspondence with the SEC staff, and as of the date of this filing, we have outstanding unresolved comments from the SEC staff with respect to disclosure contained in our Form 10-K for the fiscal year ended December 31, 2004, our Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended September 30, 2005. We have modified the disclosure in this Form 10-K in an effort to reflect all of the SEC staff’s prior comments. We understand that the SEC staff is waiting to resolve the outstanding comments until after we have filed this Form 10-K. As a result, we may receive additional comments from the SEC staff relating to our responses to the prior staff comments, new matters related to this Form 10-K or other periodic reports filed by us with the SEC. Such comments may require that we amend or supplement, possibly significantly, the disclosures in this Form 10-K, including our restated financial statements included herein, or other periodic reports filed by us with the SEC.

Item 2.	Properties

We lease our corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of three to 14 years.

Of the 440 communities we operated at December 31, 2006, 32 were consolidated, 32 were leased under operating leases, one was a consolidated variable interest entity, 183 were owned in unconsolidated ventures (including eight communities which did not qualify for sales accounting under SFAS 66 Accounting for the Sales of Real Estate) and 192 were owned by third parties. Of the 457 communities we operated at December 31, 2007, 34 were wholly owned, 31 were leased under operating leases, one was a consolidated variable interest entity, 201 were owned in unconsolidated ventures and 190 were owned by third parties. See the “Properties” section included in Item 1, “Business” for a description of the properties. See Note 14 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

Item 3.	Legal Proceedings

CGB Occupational Therapy

As previously disclosed, we were a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) in September 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home communities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of our subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged, among other things, that in connection with that termination, Sunrise tortiously interfered with CGB’s contractual relationships with RHA and several of the therapists that CGB employed on an at-will basis. In a series of court decisions during 2002 through 2005, CGB was awarded compensatory damages of $109,000 and punitive damages of $2 million. In 2005, Sunrise appealed the punitive damages award. On August 23, 2007, a panel of the U.S. Court of Appeals for the Third Circuit vacated the $2 million punitive damages award and remanded the case with instructions that the district court enter a new judgment for punitive damages in the amount of $750,000. On September 5, 2007, CGB filed a petition for rehearing with the U.S. Court of Appeals for the Third Circuit. That petition was denied on September 24, 2007. The Company paid $750,000 in damages and $149,000 in interest to CGB on February 1, 2008 in full and complete satisfaction of the judgment.

Bellaire Litigation

As previously disclosed, in September 2005, a bus chartered to evacuate 37 residents from a Sunrise community near Houston, Texas in anticipation of Hurricane Rita caught fire, resulting in the deaths of 23 residents. We were named as one of several defendants in various lawsuits filed in Texas state court as a result of the bus incident. During the first and second quarters of 2007, we settled all claims made against us and all claims against us have been dismissed. We paid a total of $1.5 million, net of insurance payments, to settle the claims made against us, and have incurred approximately $0.1 million of additional expenses related to this litigation.

Trinity OIG Investigation and Qui Tam Action

As previously disclosed, on September 14, 2006, we acquired all of the outstanding stock of Trinity. As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of

Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of Trinity. The Company was advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the Federal False Claims Act (“FCA”). In addition to recovery of any Medicare reimbursements previously paid for false claims, an entity found to have submitted false claims under the FCA may be subject to treble damages plus a fine of between $5,500 and $11,000 for each false claim submitted. Trinity has complied with the subpoena and continues to supplement its responses as requested.

On September 11, 2007, Trinity and the Company were served with a Complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a Complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam Plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the Complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. However, under the FCA, the U.S. Government could still intervene in the future. The amended Complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators allege in their amended Complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. The original Complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The amended Complaint names Sunrise Senior Living, Inc., KRG Capital, LLC and Trinity as defendants. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 through February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona, as discussed above. Trinity is in the process of complying with the subpoena.

In 2006, the Company recorded a loss of $5 million for possible fines, penalties and damages related to this matter.

IRS Audit

The Internal Revenue Service is auditing our federal income tax returns for the years ended December 31, 2005 and 2006 and our federal employment tax returns for 2004, 2005 and 2006.

Lawsuit Filed by Former CFO

As previously disclosed, on September 18, 2007, Bradley B. Rush, the Company’s former chief financial officer, filed suit against us in the Circuit Court of Fairfax County, Virginia, in connection with the termination of his employment for cause. As previously disclosed, on April 23, 2007, Mr. Rush was suspended with pay. The action was taken by the board of directors following a briefing of the independent directors by WilmerHale, independent counsel to the Special Independent Committee. The Board concluded, among other things, that certain actions taken by Mr. Rush were not consistent with the document retention directives issued by the Company.

Mr. Rush’s employment thereafter was terminated for cause on May 2, 2007. Mr. Rush’s lawsuit asserts that his termination was part of an alleged campaign of retaliation against him for purportedly uncovering and seeking to address accounting irregularities, and it contends that his termination was not for “cause” under the Company’s Long Term Incentive Cash Bonus Plan and the terms of prior awards made to him of certain stock options and shares of restricted stock, to which he claims entitlement notwithstanding his termination. Mr. Rush asserts five breach of contract claims involving a bonus, restricted stock and stock options. Mr. Rush also asserts a claim for defamation arising out of comments attributed to us concerning the circumstances of his earlier suspension of employment. His complaint seeks compensatory damages in an amount of no more than $13 million, and punitive damages in an amount of no more than $350,000. We believe that the allegations in Mr. Rush’s complaint lack both factual and legal merit, and we are defending vigorously against his claims.

SEC Investigation

We previously announced on December 11, 2006 that we had received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. On May 25, 2007, we were advised by the staff of the SEC that it has commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs will file their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) within 45 days after Sunrise files the restatement of the Company’s 2003, 2004 and 2005 financial statements. Although it cannot be known with certainty what claims or allegations will be advanced when that amended complaint is filed, it is anticipated that Sunrise and the individual defendants will move to dismiss it.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint (the “Consolidated Complaint”), again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The Consolidated Complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the Consolidated Complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file an amended complaint that does not substantially alter the nature of their claims. We anticipate that Sunrise and the individual defendants will file new motions to dismiss if this amended complaint is accepted by the court, or will renew their pending motions to dismiss the currently operative complaint.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul L. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants have separately filed motions to dismiss this complaint, which remain pending at this time.

In addition, two putative shareholder derivative suits were filed in August and September 2006, which were subsequently dismissed. The cases were filed in the Circuit Court for Fairfax County, Virginia, captioned Nicholas Von Guggenberg v. Paul J. Klaassen, et al., Case No. CL 200610174 (FCCC) (filed 8/11/2006); and Catherine Molner v. Paul J. Klaassen, et al., Case No. CL 200611244 (FCCC) (filed 9/6/2006). The complaints were very similar (and filed by the same attorneys), naming certain of our current and former directors and officers as individual defendants, and naming us as a nominal defendant. The complaints both alleged breaches of fiduciary duty by the individual defendants, arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The Von Guggenberg suit was dismissed pursuant to preliminary motions filed by Sunrise (the plaintiff subsequently filed a petition for appeal with the Supreme Court of Virginia, which was denied, thus concluding the case). The Molner suit was dismissed when the plaintiff filed an uncontested notice of non-suit (permitted by right under Virginia law), after the Company had filed preliminary motions making the same arguments that resulted in the dismissal of the Von Guggenberg suit. As described above, the plaintiff in Molner later refiled suit in the U.S. District Court for the District of Columbia.

Delaware General Corporation Law Section 211 Litigation

On July 16, 2007, Millenco, L.L.C. filed suit seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law requiring that we hold our 2007 annual meeting of shareholders within forty-five days after the date on which any such court order was entered. On September 5, 2007, we settled the Millenco litigation by agreeing to a Stipulated Final Order, the material terms of which provided that we would hold our 2007 annual meeting on October 16, 2007 and that each of Paul J. Klaassen and Craig R. Callen, two of our incumbent directors whose terms of office expired at the 2007 annual meeting, and Lynn Krominga, one of the candidates proposed by Millenco and agreed to by our board of directors, would stand for election to a new three-year term that expires at the 2010 annual meeting of stockholders. In connection with the settlement of this litigation, effective September 5, 2007, our board of directors also expanded the size of the board from eight to nine members and appointed Ms. Krominga as a director to an initial term of office expiring at the 2007 annual meeting. On October 10, 2007, we settled a second lawsuit, this one filed by SEIU Master Trust, also in the Court of Chancery of the State of Delaware, regarding our annual meeting of stockholders. This settlement modified, with the Court’s approval, the Stipulated Final Order that had been entered in the Millenco litigation to provide that the business to be conducted at the 2007 annual meeting would consist of election of directors and consideration of two shareholder proposals. Our 2007 annual meeting of stockholders was held on October 16, 2007 pursuant to the Stipulated Final Order. A description of the shareholder proposals, and the results of the votes cast by our stockholders at the 2007 annual meeting with respect to such proposals and for the election of our directors, are set forth in our Current Report on Form 8-K filed with the SEC on October 22, 2007.

Other Lawsuits and Claims

In addition to the lawsuits and litigation matters described above, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on the our business, financial condition, and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.” Until we are current in all of our periodic reporting requirements with the SEC, the NYSE will identify us as a late filer on its website and consolidated tape by affixing the letters “LF” to our common stock ticker symbol.

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

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ending	High	Low

March 31, 2008 (through February 29, 2008)	$30.65	$24.64

Quarter Ended	High	Low

March 31, 2007	$41.50	$30.10
June 30, 2007	$42.97	$36.43
September 30, 2007	$41.05	$33.00
December 31, 2007	$39.70	$26.78

Quarter Ended	High	Low

March 31, 2006	$39.68	$31.64
June 30, 2006	$39.62	$26.29
September 30, 2006	$32.12	$24.40
December 31, 2006	$33.68	$29.05

Quarter Ended	High	Low

March 31, 2005	$24.93	$21.40
June 30, 2005	$27.58	$23.15
September 30, 2005	$33.50	$25.80
December 31, 2005	$37.47	$30.37

Holders

There were 237 stockholders of record at February 29, 2008.

Dividends

No cash dividends have been paid in the past and we have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In November 2005, our Board of Directors approved a stock repurchase program that provides for the repurchase of up to $50.0 million of our common stock. The plan extended through December 31, 2007. There were no repurchases during 2006 or 2007.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
		2005	2004	2003	2002
	2006(1)	as Restated(2)(3)	as Restated(2)	as Restated(2)(4)	as Restated(2)
				(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share amounts)

STATEMENTS OF INCOME DATA:
Operating revenues(5)	$1,648,399	$1,509,438	$1,267,640	$998,283	$728,184
Operating expenses(5)	1,713,137	1,468,175	1,277,274	1,003,499	723,530
(Loss) income from operations	(64,738)	41,263	(9,634)	(5,216)	4,654
Gain on the sale and development of real estate and equity interests	51,347	81,723	14,025	51,276	71,224
Sunrise’s share of earnings, return on investment in unconsolidated communities and loss on profit sharing investments	42,845	12,615	(70)	962	3,818
Net income	20,357	87,089	1,114	14,705	28,314
Net income per common share(6)(7):
Basic	$0.42	$2.10	$0.03	$0.35	$0.63
Diluted	0.40	$1.82	$0.03	0.34	0.62
BALANCE SHEET DATA:
Total current assets as restated	$356,084	$326,888	$282,524	$204,726	$257,614
Total current assets as previously reported		416,772	330,695	235,895	254,386

Total current liabilities as restated	421,109	280,684	203,998	137,526	83,594
Total current liabilities as previously reported		341,909	252,551	164,772	114,747

Property and equipment as restated	609,385	494,069	359,070	509,833	293,753
Property and equipment as previously reported		458,546	369,632	412,228	299,683

Property and equipment subject to a sales contract, net as restated	193,158	255,231	473,485	459,187	161,978
Property and equipment subject to a sales contract, net as previously reported		—	—	—	—

Property and equipment subject to financing, net as restated	62,520	64,174	28,988	—	—
Property and equipment subject to financing, net as previously reported		—	—	—	—

Goodwill as restated	218,015	153,328	121,825	104,475	32,749
Goodwill as previously reported		165,028	123,713	106,139	32,749

Total assets as restated	1,817,428	1,587,785	1,506,453	1,501,608	1,188,926
Total assets as previously reported		1,328,276	1,105,756	1,009,798	1,116,151

Total debt as restated	190,605	248,396	191,666	270,332	456,969
Total debt as previously reported		202,789	191,666	198,122	456,969

	December 31,
		2005	2004	2003	2002
	2006(1)	as Restated(2)(3)	as Restated(2)	as Restated(2)(4)	as Restated(2)
				(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share amounts)

Deposits related to properties subject to a sales contract as restated	240,367	324,782	599,071	540,382	155,845
Deposits related to properties subject to a sales contract as previously reported		—	—	—	—
Liabilities related to properties accounted for under the financing method as restated	66,283	64,208	24,247	—	—
Liabilities related to properties accounted for under the financing method as previously reported		—	—	—	—

Deferred income tax liabilities as restated	89,267	78,004	63,637	65,010	54,778
Deferred income tax liabilities as previously reported		165,957	148,790	129,661	96,112

Total liabilities as restated	1,153,612	1,082,689	1,135,170	1,083,323	772,424
Total liabilities as previously reported		691,418	580,658	517,919	648,472

Stockholders’ equity as restated(6)	647,301	492,385	369,703	389,191	415,535
Stockholders’ equity as previously reported		632,677	523,518	490,276	465,818

OPERATING AND OTHER DATA:
Cash dividends declared per common share	$—	$—	$—	$—	$—

Communities (at end of period):
Communities consolidated	65	61	60	66	81
Communities in unconsolidated ventures	183	156	125	120	100
Communities managed for third party owners	192	198	195	187	28

Total	440	415	380	373	209

Resident capacity:
Communities consolidated	8,646	7,980	7,943	8,539	5,497
Communities in unconsolidated ventures	20,433	16,485	10,929	10,561	8,781
Communities managed for third party owners	23,091	26,208	24,237	23,651	2,322

Total	52,170	50,673	43,109	42,751	16,600

(1)	In September 2006, we acquired 100% of the equity interests in Trinity a large provider of hospice services in the United States. The operating results of Trinity are included in our consolidated statements of income beginning September 13, 2006.

(2)	The financial information included in this table for the years 2002 through 2005 has been restated to correct errors in the accounting for real estate projects, investments in real estate ventures, stock-based compensation and other matters as discussed in Note 2 to our Consolidated Financial Statements. The table below reconciles income before provision for income taxes previously reported and restated for the years 2005, 2004, 2003 and 2002.

(3)	In May 2005, we acquired 100% of the equity interests in Greystone, a developer and manager of CCRCs. The operating results of Greystone are included in our restated consolidated statement of income beginning May 10, 2005.

(4)	In March 2003, we completed the acquisition of all of the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, MSLS, which owns and operates senior independent full-service and assisted living communities. The operating results of MSLS are included in our restated consolidated statement of income beginning March 28, 2003.

(5)	In 2006, Five Star bought out 18 management contracts and we received $134.7 million related to their buyout. We also wrote off $25.4 in unamortized management contract intangible assets. In 2005, Five Star bought out 12 management contracts and we received $83.0 million related to their buyout. We also wrote off $14.6 million in unamortized management contract intangible assets.

(6)	In October 2005, we completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder received one additional share of common stock for each share on that date. All per share amounts have been adjusted to reflect the stock split for all periods presented.

(7)	In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

Accounting Restatement

	Years Ended December 31,
	2005	2004	2003	2002
			(Unaudited)	(Unaudited)

Income before provision for income taxes, as previously reported	$126,213	$80,456	$97,153	$88,163
Restatement Adjustments:
Real estate sales	48,893	(57,259)	(57,942)	(28,148)
Costs of real estate projects	(2,336)	(5,036)	(2,197)	(4,168)
Equity method investments with preferences	(4,024)	(4,112)	(4,016)	962
Stock-based compensation	(2,255)	(687)	(4,224)	(3,547)
Revenue recognition for Greystone development contracts	(13,034)	—	—	—
Other adjustments	(11,645)	(12,733)	(8,369)	(5,064)

Income before provision for income taxes, as restated	141,812	629	20,405	48,198
(Provision for) benefit from income taxes, as restated	(54,723)	485	(5,700)	(19,884)

Net income, as restated	$87,089	$1,114	$14,705	$28,314

Note 2 to our consolidated financial statements includes a table that reconciles amounts previously reported and restated amounts for the years ended December 31, 2005 and 2004. The following table summarizes the consolidated statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported and restated amounts for the years ended December 31, 2003 and 2002 (in thousands), except per share amounts.

	Years Ended December 31,
	2003			2002
	As Previously	Increase		As Previously	Increase
	Reported	(Decrease)	As Restated	Reported	(Decrease)	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total operating revenues	$1,096,260	$(97,977)	$998,283	$421,539	$20,293	$441,832
Total operating expenses	1,072,451	(68,952)	1,003,499	390,052	47,126	437,178
Income (loss) from operations	23,809	(29,025)	(5,216)	31,487	(26,833)	4,654
Other non-operating expense	(16,571)	(8,327)	(24,898)	(24,120)	(7,218)	(31,338)
Gain on the sale and development of real estate and equity interests	85,677	(34,401)	51,276	80,261	(9,037)	71,224
Sunrise’s share of earnings, return on investment in unconsolidated communities and loss on profit sharing investments	5,343	(4,381)	962	695	3,123	3,818
Minority interests	(1,105)	(614)	(1,719)	(160)	—	(160)

Income before income taxes	97,153	(76,748)	20,405	88,163	(39,965)	48,198
(Provision for) benefit from for income taxes	(34,975)	29,275	(5,700)	(33,502)	13,618	(19,884)

Net income	$62,178	$(47,473)	$14,705	$54,661	$(26,347)	$28,314

Earnings per share data:
Basic net income per common share	$1.46	$(1.11)	$0.35	$1.22	$(0.59)	$0.63

Diluted net income per common share	1.32	(0.98)	0.34	1.12	(0.50)	0.62

Total assets	$1,009,798	$491,810	$1,501,608	$1,116,151	$72,775	$1,188,926
Total debt	198,122	72,210	270,332	456,969	—	456,969
Stockholders’ equity	490,276	(101,085)	389,191	465,818	(50,283)	415,535

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein.

Overview

We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing, rehabilitative and hospice care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.

Our long-range strategic objective is to grow our senior living business through a management services business model that is built on long-term management contracts. Our four primary growth drivers consist of: (1) generating revenue growth from our existing operating portfolio of owned and managed communities; (2) adding additional communities through new construction, primarily with venture partners; (3) generating profitable growth through the delivery of hospice and other ancillary services; and (4) maximizing our return on our equity investment in unconsolidated ventures and other invested capital.

We earn income primarily in the following ways:

•	management fees for operating communities, which can also include incentive management fees;

•	resident fees for communities that are owned by Sunrise;

•	development and pre-opening fees related to the development of new Sunrise communities;

•	our share of income and losses for those communities in which we have an ownership interest;

•	recapitalizations and sales of communities by ventures in which Sunrise has an equity interest; and

•	fees for hospice services.

At December 31, 2006, we operated 440 communities, including 412 communities in the United States, 11 communities in Canada, 12 communities in the United Kingdom and five communities in Germany, with a total resident capacity of approximately 52,000. We owned or had an ownership interest in 248 of these communities and 192 are managed for third parties. In addition, at December 31, 2006, we provided pre-opening management and professional services to 39 communities under construction, of which 26 communities are in the United States, one community is in Canada, seven communities are in the United Kingdom, and five communities are in Germany, with a combined capacity for approximately 5,600 residents. During 2006, we opened 30 new communities, with a combined resident capacity of more than 3,300 residents, which were developed by us.

At December 31, 2007, we operated 457 communities, including 420 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 267 of these communities and 190 are managed for third parties. In addition, at December 31, 2007, we provided pre-opening management and professional services to 45 communities under construction, of which 32 communities are in the United States, four communities are in Canada, eight communities are in the United Kingdom, and one community is in Germany, with a combined capacity for approximately 5,800 residents. During 2007, we opened 22 new communities with a combined resident capacity of approximately 2,600 residents, which were developed by us.

Management of Communities

We manage and operate communities that are wholly owned by us, communities that are owned by unconsolidated ventures in which we have a minority ownership interest and communities that are wholly owned by third parties. For the communities that we manage for unconsolidated ventures and third parties, we typically are paid a base management fee of approximately five to eight percent of the community’s revenue. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating or cash flow results. See “Liquidity and Capital Resources” for a description of debt guarantees, operating deficit guarantees and credit support arrangements provided to certain of our unconsolidated ventures or third-party owners. For the communities that we operate that are wholly owned, we receive resident and ancillary fees.

Development of Communities

In order to grow the operating portfolio that we manage, we also develop senior living communities. We typically develop senior living communities in partnership with others. We also develop wholly owned senior living communities for ourselves, which we expect to contribute to ventures or third-party owners before construction is completed. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced more than 20 years ago, and are constantly searching for ways to improve our communities.

We enter into development ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a continuing stream of revenue. When development is undertaken in partnership with others, our venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. In addition to third-party debt, we may provide financing necessary to complete the construction for these development ventures. At December 31,

2006, there were 24 communities under construction held in unconsolidated ventures. At December 31, 2007, there were 30 communities under construction held in unconsolidated ventures. See “Liquidity and Capital Resources” for a description of guarantees provided to certain of our development ventures.

We receive fees from our development ventures for services related to site selection, zoning, and design. Services provided prior to transferring the land to a venture or a third party for further development are recognized in “Gain on the sale and development of real estate and equity interests” in our consolidated statements of income. Services provided for construction supervision, employee selection, licensing, training and marketing efforts after the land has been transferred are recognized as operating revenue and are included in “Professional fees from development, marketing and other” in the consolidated statements of income. See “Liquidity and Capital Resources” for a description of development completion guarantees provided to certain of our development ventures.

From time to time we also develop wholly owned senior living communities. At December 31, 2006, we had five wholly owned communities under construction with a resident capacity of over 700 residents. At December 31, 2007, we had eight wholly owned communities under construction with a resident capacity of over 900 residents. We expect most of these communities to be sold to a venture or third party before construction is completed or, in some cases, upon receipt of a certificate of occupancy. We provide funding for the construction, not otherwise financed by construction loans, and capitalize the development costs associated with construction prior to the contribution of the development community to a venture or third-party owner. For communities that remain wholly owned, we often recognize operating losses during the initial one to two years prior to the community achieving stabilization.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. By the first quarter of 2008, we had discontinued or suspended the development of all but one of our condominium development projects.

Special Independent Committee Inquiry and Accounting Review

Special Independent Committee Inquiry

In December 2006, Sunrise’s Board of Directors established a Special Independent Committee to review certain allegations made by the SEIU. In March 2007, Sunrise’s Board of Directors expanded the scope of the Special Independent Committee’s mandate to include the review of facts and circumstances relating to the historical accounting treatment of certain categories of transactions in the restatement, and to develop recommendations regarding any remedial measures, including those pertaining to internal controls and processes over financial reporting, that it may determine to be warranted.

On September 28, 2007, the Company disclosed that the Special Independent Committee had concluded the fact-finding portion of its inquiry with respect to three issues. The first involved the timing of certain stock option grants. The second involved the facts and circumstances with respect to two significant categories of errors in the pending restatement relating to real estate accounting for the effect of preferences provided to the buyer in a partial sale, certain Sunrise guarantees and commitments on timing of sale accounting and recognition of income upon sale of real estate, and accounting for allocation of profits and losses in those ventures in which Sunrise’s partners received a preference on cash flow. The third involved whether directors and executive officers traded in Sunrise common stock when in possession of non-public knowledge of possible accounting errors related to these real estate transactions prior to Sunrise’s May 2006 announcement of its accounting review. With respect to these three issues, the Special Independent Committee found:

•	no evidence of backdating or other intentional misconduct with respect to the grants on the 38 grant dates examined, including those specifically questioned by the SEIU, or the possible errors identified by the Special Independent Committee in the accounting for stock options;

•	no evidence of an intention to reach an inappropriate accounting result with respect to the two categories of real estate accounting errors reviewed, no knowledge that these accounting errors were incorrect at the time they were made, and no evidence that information was concealed from review by the external auditors at the time the accounting judgments were made; and

•	no evidence that any director or officer who traded in the months prior to the announcement of the Accounting Review had material non-public information relating to either of these two categories of real estate accounting errors.

The Special Independent Committee identified a number of accounting issues under GAAP in connection with certain of the option grants reviewed. As a result of the Special Independent Committee’s findings, the Company concluded that unintentional errors were made in connection with the accounting for a September 1998 repricing and certain other stock option grants. These errors were corrected as part of the restatement of our historical consolidated financial statements as set forth in Note 2 to our Consolidated Financial Statements. See “Restatement of Consolidated Financial Statements — Accounting for Stock-Based Compensation” for additional information.

On December 20, 2007, the Company announced the completion of the fact-finding portion of the Special Independent Committee inquiry with respect to the last issue being reviewed by it. This portion of the inquiry primarily related to the review of certain judgmental accruals and reserves. The Special Independent Committee found that inappropriate accounting occurred with respect to certain adjustments in these accruals and reserves during the third quarter of 2003 through the fourth quarter of 2005. This inappropriate accounting was corrected as part of the restatement of our historical consolidated financial statements as set forth in Note 2 to our Consolidated Financial Statements.

For information regarding remedial issues recommended by the Special Independent Committee and adopted by the Board of Directors, please refer to Item 9A in this Form 10-K.

During 2007, we have incurred approximately $42 million in professional fees and other costs in connection with the Company’s Accounting Review and the Special Independent Committee’s inquiry.

Accounting Review

The financial statements as of and for all periods prior to December 31, 2005 were subject to a comprehensive Accounting Review to correct various accounting errors. The Accounting Review resulted in the following major restatement categories:

•	real estate sales;

•	costs of real estate projects;

•	equity method investments with preferences;

•	revenue recognition for Greystone contracts;

•	stock-based compensation;

•	reimbursed expenses; and

•	other adjustments.

Note 2 to the consolidated financial statements provides a reconciliation between amounts previously reported and the restated amounts in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet as of December 31, 2005. As shown in Note 2 to our Consolidated Financial Statements, the impact to 2005 and 2004 pre-tax income was an increase of $15.6 million in 2005 and a reduction of $79.8 million in 2004. The impact to net income was an increase in 2005 of $7.3 million and a reduction in 2004 of $49.6 million. In addition, certain of the adjustments impacted periods prior to 2004 and the net effect of these prior adjustments is a $101.1 million reduction in total stockholders’ equity at January 1, 2004. The adjustment for real estate sales and equity method investments with preferences was a $160.6 million reduction to pre-tax income. A large portion of these adjustments result from delayed recognition of sales transactions, which have been recognized in 2006 or may be recognized in subsequent periods as ventures are recapitalized or sold or guarantees expire due to the passage of time. When recognized, these transactions are reflected in “gain on the sale and development of real estate and equity interests” and/or “Sunrise’s share of earnings and return on investment in unconsolidated communities” in the consolidated statements of income. In 2006, the gain on the sale and development of real estate included $36.8 million related to recognition of sales for GAAP purposes that had been corrected in the Accounting Review. We anticipate that gain on the sale and development of real estate will include approximately $70 million in 2007 related to recognition of sales for GAAP purposes that had been recognized in prior periods and have now been corrected in the Accounting Review.

Accounting for Real Estate Sales

Since 1997, Sunrise has entered into various real estate transactions, the most significant of which involved either: (i) the sale of a partial interest in a development venture in which Sunrise retained an interest and entered into a management contract or (ii) the sale of mature senior living properties or a partial interest in such properties to a third party where Sunrise simultaneously entered into a management contract.

In most cases, Sunrise retained some form of continuing involvement including a partial ownership interest, coupled with a preferential return to the buyer, an obligation to complete the development, operating deficit funding obligations, support obligations or in some instances, options or obligations to reacquire the property or the buyer’s interest in the property. The following describes the sale accounting issues adjusted in the restatement.

In certain projects, Sunrise acquired land and commenced development activities in a newly formed wholly owned venture (generally owned in the legal form as a limited liability company). Sunrise sold a majority of the venture interests to a third party and recapitalized the venture while development of the project was underway. Sunrise acted as the developer and earned development fees from the venture. In addition, Sunrise sold certain senior living properties or a partial interest in such properties to a third party where Sunrise simultaneously entered into a management contract. Sunrise previously recognized income for such transactions to the extent cash received from the new venture exceeded the proportionate cost of the venture’s assets. Sunrise has reviewed all ventures entered into between 1997 and 2005, and has corrected the accounting for these transactions to consider the adequacy of the initial investment and various forms of continuing involvement as set forth in FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

Initial Investment and Options to Reacquire

In four of the transactions, the buyer’s initial investment was not adequate to achieve sale accounting treatment, and under SFAS 66, the Company has now applied the deposit method. In addition, for two of the transactions, Sunrise retained the option to repurchase the property at a stated rate of return to the other venturer. In these instances, the financing method of accounting has now been applied. Under both of these methods (which are described in more detail in Note 3 to our Consolidated Financial Statements), the real estate remains on Sunrise’s books and any amounts received from the buyer are recorded as a liability.

Cash Flow Preferences

In most instances when a partial sale as described above occurred, the other venturer received a preference as to the cash flows of the venture. Historically, Sunrise did not consider these preferences in accounting for the sale of real estate. When transactions with these preferences exist, Sunrise has now applied all cash proceeds received from the venturer against its remaining investment and profit is recognized only to the extent that proceeds from the sale exceed costs related to the entire property.

Continuing Support Obligations

Sunrise provided an uncapped guaranteed return on investment to the buyers in sale transactions for many of the mature communities. Historically, Sunrise did not recognize the impact of these guarantees unless they considered payment under the guarantees to be probable. However, when these forms of guarantees exist for an extended period of time, SFAS 66 precludes sale accounting and the Company has now applied the profit sharing method regardless of the probability of payment. If the guarantee is for a limited period of time, the deposit method has now been applied until the operations of the property cover all operating expenses, debt service, and contractual payments. At that time, profit is recognized on the basis of performance of services method as described below. Under both the deposit and profit sharing method, the property remains on Sunrise’s books and depreciation continues. Of the sale transactions evaluated, Sunrise identified four that are for an extended period of time and revised the accounting to the profit sharing method, while 10 were revised to the deposit and performance of services methods of accounting due to the limited period of time covered by the guarantees.

Sunrise also provided uncapped guarantees to support operations of certain ventures. If the guarantees are for an extended period of time, the Company applied the profit sharing method and the property remained on Sunrise’s books, net of any cash proceeds received from the buyer. If the guarantees are for a limited period of time, partial sale accounting was achieved; however, profit is recognized by the basis of performance of services method under SFAS 66. Under the basis of performance of services method, performance of those services is measured by the costs incurred and to be incurred (including operating costs of the venture) over the period during which the services are performed. Profit is recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service. Of the sale transactions evaluated, Sunrise identified four where the guarantees are for an extended period of time and revised the accounting to the profit sharing method and eight where the guarantees are for a limited period and revised the accounting to be on the basis of performance of services method.

Accounting for Costs of Real Estate Projects

In connection with Sunrise’s development activities, Sunrise historically capitalized all costs incurred for projects under development after acquisition of the land or purchase of an option to acquire the land. Sunrise then provided a reserve for project costs that may not be realizable based upon an estimated probability of success of the project. Sunrise also capitalized certain indirect costs to active projects where such costs were not clearly related to those projects. In accordance with FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”), preacquisition costs must be expensed as incurred unless: (i) the costs are directly identifiable with a specific property; (ii) the costs would be capitalized if the property were already acquired; and (iii) acquisition of the property is probable. In addition, indirect costs that are not clearly related to projects should be expensed as incurred. Sunrise has now capitalized only those costs that meet the criteria set forth above and has allocated such costs to specifically identifiable projects.

In addition, Sunrise has historically capitalized direct and indirect costs relating to the sales and marketing of condominium units which were being developed for sale to residents. SFAS 67 allows for capitalization of costs for tangible assets used throughout the selling process and other direct costs where their recovery is reasonably expected from future sales. Sunrise now capitalizes only those direct costs that are reasonably expected to be recovered from future sales and has charged all indirect costs (advertising, promotion, etc.) to expense as incurred. Tangible assets that are expected to be recovered through future sales continue to be capitalized.

Accounting for Equity Method Investments with Preferences

Sunrise historically recognized its share of profit or loss of ventures which it accounts for using the equity method of accounting based on the percentage of Sunrise’s legal ownership interest in the venture. In accordance with Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”) the allocation of profit and losses should be analyzed to determine how an increase and decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, the allocation of profits and losses previously recorded by Sunrise was not consistent with the provisions of SOP 78-9. Sunrise has restated its accounting to reflect its share of profits and losses by determining the difference between its “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that the investor would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with generally accepted accounting principles and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Revenue Recognition for Greystone Contracts

Included in “Professional fees from development, marketing and other” are fees earned by our Greystone subsidiary related to its development consulting agreements. From the acquisition date of May 10, 2005 through December 31, 2005, revenues were recognized based on billing milestones scheduled in the agreements. During the course of the Accounting Review Sunrise determined that these were multiple element arrangements and since there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, revenue recognition must be deferred until the completion of the development contract. The adjustment to operating revenues for 2005 was a reduction of $13.0 million.

Accounting for Stock-Based Compensation

Overview

The stock option review performed by the Special Independent Committee focused on the Company’s stock option grants that appeared to have the highest risk of having the measurement date “back-dated”. In addition, the Special Independent Committee performed a limited review of 24 other grant dates. As indicated above, the Special Independent Committee found no evidence of backdating or other intentional misconduct with respect to the grants on the 38 grant dates examined or the possible errors identified by the Special Independent Committee in the accounting for stock options. Following completion of this portion of the Special Independent Committee’s inquiry, the Company hired outside consultants to review the results of the inquiry and determine the accounting impact.

The following table summarizes the break-down between the granting dates reviewed as part of the restatement.

	Number of	Number of	Number of
Category of Stock Option Grants	Granting Dates	Awards	Shares

Grants with key focus of the Special Independent Committee inquiry	14	1,915	11,844,392
Grants with limited review by the Special Independent Committee	24	2,558	12,785,072
Additional grants tested by the Company as a result of certain procedures performed during the Special Independent Committee inquiry	14	36	666,150
Remaining granting dates reviewed by the Company	13	36	352,350

Total	65	4,545	25,647,964

The foregoing review encompassed all grants made by the Company from the date of the Company’s initial public offering (June 5, 1996), excluding options acquired as part of business combinations.

This review identified several categories of misapplication of accounting rules. As a result, new measurement dates and/or additional compensation expense have been recognized for these situations.

A summary of the restatement as it relates to accounting for stock options is as follows (in thousands):

Cumulative
Amount of
Restatement
Adjustments
Category of Restatement	(pre-tax)

September 14, 1998 Stock Option Repricing	$27,302
Cancellation and Reissuance of Stock Options	6,144
Modification of Stock Option Awards	2,578
Grant of Stock Options to CEO	3,213
Other Miscellaneous Stock Option Issues	4,274

$43,511

The stock compensation expense is offset by an increase to contributed capital so there is no net impact to total stockholders’ equity resulting from this restatement adjustment.

September 14, 1998 Stock Option Repricing

On September 14, 1998, the Stock Option Committee granted replacement options to all employees, officers and directors who held outstanding stock options with an exercise price above $14.50 per share. The replacement options had an exercise price of $12.50 per share. The vesting terms and all other operative terms, other than the exercise price, remained the same, except for an increase in the vesting period for four officers. The original options were not canceled and the replacement options were not issued until Sunrise received the signed offer letter back from the optionee. The signed offer letter constituted an irrevocable acceptance of the terms and conditions of the replacement options. The signed offer letters were received by Sunrise on various dates in late 1998 and early 1999. Sunrise’s historical accounting did not recognize any compensation expense associated with this modification to reduce the exercise price nor did Sunrise recognize any compensation expense associated with this repricing pursuant to FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, (“FIN 44”), when Sunrise began applying its provisions on July 1, 2000.

As a result of the Special Independent Committee review and related Accounting Review performed by the Company, Sunrise has determined that the measurement date for the replacement stock options should have been the date that the Company acknowledged receipt of the signed offer letter for each optionee from the employees, officers and/or directors. Accordingly, the accounting has been adjusted to reflect the revised measurement date. For offer letters received and acknowledged by Sunrise prior to December 15, 1998, Sunrise has determined the appropriate intrinsic value, as required under APB 25 and its interpretations, and recognized additional compensation expense over the stock options remaining vesting period. For offer letters received on December 15, 1998 or later, in addition to the determination of intrinsic value to recognize over the remaining vesting period, as of July 1, 2000 and the adoption of FIN 44, Sunrise has recognized additional compensation expense under the variable method of accounting. Under the variable method of accounting, compensation expense is adjusted each reporting period based on changes in the quoted market value of the stock.

As part of the assessment of the revised measurement date for the replacement options discussed above, Sunrise reviewed the date the employees signed the offer letter, the date the Company noted receipt of the letter by annotation on the letter, if available, and the date the Company entered the data into its stock option database. The Company determined that the date receipt of the letter was documented by Sunrise was the date that the offer was accepted and irrevocable. As such, this was used as the revised measurement date. However, the results of the inquiry could not determine with accuracy if this date represented the actual receipt date or the date the replacement option information was entered into the stock option database. As such, we have reviewed the range of dates and related stock price between the dates the employee signed their offer letter through the date the letter was acknowledged to be received by Sunrise. If we had used the highest closing price of our common stock within the date range, our stock-based compensation expense adjustment relating to these grants would have increased by approximately $1.0 million, from $27.3 million to $28.3 million. Conversely, if we had used the lowest closing price of our common stock within the date range, our stock-based compensation expense adjustment relating to these grants would have decreased by approximately $0.7 million, from $27.3 million to $26.6 million.

Cancellation and Reissuance of Stock Options

From 1999 through 2001, Sunrise entered into several agreements with employees and officers to either cancel certain stock options and grant replacement options in the future, or grant new stock options with the agreement that the employee or officer would voluntarily cancel previously issued stock options in the future. The canceled options had exercise prices that were significantly above the then-current market price of Sunrise stock (i.e., the stock options were “out-of-the-money”). Sunrise’s historical accounting did not recognize any compensation expense because the exercise price of the options issued was equal to the then-current fair value of the Sunrise’s common stock on the grant date.

FIN 44 clarified and interpreted several aspects of APB 25 that had been previously applied inconsistently by companies. One issue addressed by FIN 44 was how to account for an option that is canceled where, concurrently, Sunrise agrees (through an oral or written agreement or implicit promise) to make a replacement option grant sometime in the future, or Sunrise issues new options with a prearranged agreement to cancel certain options in the future. If the employee or the officer was not subject to market risk or volatility of Sunrise’s stock for a specified period, variable accounting is required for the replacement option.

Modification of Stock Option Awards

From 1998 through 2005, Sunrise entered into agreements with employees to modify specific terms under the stock option agreement to allow for accelerated vesting of options or the extension of the expiration period of vested options. These modifications allowed employees to exercise options that they would not otherwise have been able to exercise. In such situations, Sunrise should have recognized compensation expense for the difference between the modified options’ exercise price and the fair market value of our common stock on the date of modification. However, this charge was not properly recorded in our historical financial statements.

Grant of Stock Options to CEO

During 2000, the Compensation Committee of Sunrise’s Board of Directors negotiated an employment agreement with our CEO, Paul Klaassen. As part of the employment agreement, our CEO was granted 700,000 options. While approval by the Compensation Committee occurred in September 2000, the final required granting action was approval of the employment agreement by the Board of Directors, which did not occur until November 2000. In that time period, the fair value of our common stock increased. In 2000, Sunrise did not record this additional compensation expense. Sunrise has determined that additional compensation expense totaled approximately $3.2 million on a cumulative basis for all periods through December 31, 2004. All of this expense related to periods prior to 2004.

Other Miscellaneous Stock Option Issues

The Special Independent Committee inquiry and related review by our consultants also identified several other less significant measurement date issues of approximately $4.3 million that were corrected.

Sensitivity Analysis

As a result of the inquiry performed by the Special Independent Committee on the 38 specific grant dates, we concluded that, based on all the evidence available, the historical grant date used by the Company was the appropriate measurement date for the majority of our grants. Those for which a new measurement date was required have been discussed above. The conclusions we reached are based upon our interpretations of the information obtained as a result of the inquiry and other information available at the Company. Other interpretations different from those used by us regarding the timing of the revised measurement dates would have resulted in different compensation expense charges than those recorded by us in the restatement. We, therefore, prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that could occur if different judgments were used to determine the revised measurement dates. In reviewing all available data, we considered other possible alternative grant dates for determining a sensitivity analysis, but were unable to find any such data or evidence that would provide an alternative we believed to be better than the one we selected.

We applied our sensitivity methodology on a grant date by grant date basis to determine the largest possible variations in stock-based compensation expense within a range of possible approval dates for each grant event. We developed this range by generally using the historical grant date as the earliest possible measurement date and the date the option information was entered into our stock option database as the last possible measurement date. Based on all available evidence, such as, for example, unanimous written consents, email dates, and Board of Director or committee meeting dates, we were unable to identify dates that would provide a more reasonable range of dates for this sensitivity analysis. While we believe the evidence and methodology used to conclude that the historical grant date is the most appropriate, we also believe that illustrating differences in stock-based compensation expense using this alternative date range provides some insight into the extent to which stock-based compensation expense would have fluctuated if we chose other dates.

After developing the range for each grant event, we selected the highest closing price of our stock within the range and calculated the difference in stock-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated the difference in stock-based compensation expense to determine the minimum possible compensation expense. If the low closing price was less than the closing price on the original date of grant, there was no resulting compensation charge. We compared these aggregated amounts to the stock-based compensation that we had historically recorded in our financial statements, which was zero. If we had used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment would have been increased by approximately $25.5 million, pre-tax. Conversely, had we used the lowest closing price of our stock within the range, our total restated compensation expense would have increased by $1.6 million, pre-tax.

Accounting for Reimbursed Expenses

Consistent with EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), expenses incurred by Sunrise and reimbursed by a managed community are reported as community contract services reimbursement expense with corresponding reimbursement revenue in Sunrise’s Consolidated Statements of Income. Sunrise manages most of its communities under contracts which provide for payment to Sunrise of a monthly management fee plus reimbursement of certain operating expenses, including payroll and related expenses of Sunrise employees, and food, supplies or services acquired by Sunrise for the communities. Sunrise has determined that errors occurred in the accumulation of these amounts resulting in an overstatement of the reported costs and related reimbursement revenue. Sunrise has adjusted both reimbursed expenses and revenues in the restated statements of income to correct these errors. The adjustments of these amounts had no impact on previously reported pre-tax income.

Other Adjustments

Sunrise also adjusted its financial statements for other less significant adjustments that were found as part of the Accounting Review, including interest capitalized on equity method investments, health insurance reimbursements, accounting for certain guarantees, income taxes and accounting for variable interest entities. None of these adjustments are individually in excess of 3% of the total cumulative net income impact.

The financial information presented in this Form 10-K has been adjusted to reflect the incremental impact resulting from the restatement adjustments discussed above, as follows (in thousands):

			Equity
		Cost of	Method
	Real	Real	Investments		Greystone		Total	Tax	Total
	Estate	Estate	with	Stock-Based	Revenue	Other	Adjustments	Effects of	Adjustments
Year	Sales	Projects	Preferences	Compensation	Recognition	Adjustments	Pre-Tax	Adjustments	Net of Tax

1996 (unaudited)	$—	$—	$—	$(92)	$—	$—	$(92)	$36	$(56)
1997 (unaudited)	67	—	—	(770)	—	—	(703)	274	(429)
1998 (unaudited)	(772)	—	—	(4,087)	—	—	(4,859)	1,895	(2,964)
1999 (unaudited)	(12,141)	—	—	(12,336)	—	—	(24,477)	9,546	(14,931)
2000 (unaudited)	(24,345)	(743)	(26,850)	(7,929)	—	(1,268)	(61,135)	23,033	(38,102)
2001 (unaudited)	(13,924)	(1,600)	22,974	(7,583)	—	(1,366)	(1,499)	1,119	(380)
2002 (unaudited)	(28,148)	(4,168)	962	(3,547)	—	(5,064)	(39,965)	13,618	(26,347)
2003 (unaudited)	(57,942)	(2,197)	(4,016)	(4,224)	—	(8,369)	(76,748)	29,279	(47,469)

Cumulative effect on Jan. 1, 2004 opening retained earnings	(137,205)	(8,708)	(6,930)	(40,568)	—	(16,067)	(209,478)	78,800	(130,678)

2004	(57,259)	(5,036)	(4,112)	(688)	—	(12,731)	(79,826)	32,255	(47,571)
2005	48,893	(2,336)	(4,024)	(2,255)	(13,034)	(11,645)	15,599	(10,252)	5,347

Total	$(145,571)	$(16,080)	$(15,066)	$(43,511)	$(13,034)	$(40,443)	$(273,705)	$100,803	$(172,902)

Significant Developments

See Item 1. “Business” for a discussion of significant developments in 2006, 2007 and 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Unconsolidated Communities

We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. Our equity interest in these ventures generally ranges from 10% to 50%.

We review all of our ventures to determine if they are variable interest entities (“VIEs”). If a venture is a variable interest entity and if we determine we are the primary beneficiary, which is the variable interest holder that absorbs the majority of the ventures expected losses, receives a majority of the entity’s expected residual returns, or both, we consolidate the variable interest entity. At December 31, 2006, we consolidated eight VIEs in which we determined we were the primary beneficiary.

We are the general partner or managing member for many of our ventures. We consolidate these ventures unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all our ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above. Therefore, none of these ventures are consolidated.

For ventures not consolidated, we apply the equity method of accounting. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. We analyze the allocation of profit and losses to determine how increases and decreases in net assets of our ventures will affect cash payments to us and our venture partners over the life of the venture and upon liquidation of the ventures. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Sunrise’s reported share of earnings is adjusted for basis differences between our carrying value of the equity investment and our share of the venture’s underlying assets. We generally do not have future requirements to contribute additional capital over and above the original capital commitments, and, therefore we discontinue applying the equity method of accounting when our investment is reduced to zero barring any expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including through our role as a general partner. Any remaining distributions are recorded as “Sunrise’s share of earnings and return on investment in unconsolidated communities.”

We capitalize interest incurred on qualifying assets for development projects including our investment in ventures accounted for using the equity method while the investee has activities in progress necessary to commence its planned principal operations. The investment ceases to be a qualifying asset when the investee’s planned principal operations begin, after which we expense interest as incurred.

We evaluate realization of our investment in ventures accounted for using the equity method if circumstances indicate that our investment is other than temporarily impaired.

Real Estate Sales

For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our consolidated balance sheet and we record the gain or loss in the period the transaction closes. For sales transactions that do not contain continuing involvement or if the continuing involvement with the property is limited by the terms of the sales contract, we recognize profit at the time of sale. This profit is then reduced by our maximum exposure to loss related to the contractually limited continuing involvement. Sales to entities in which we have an interest are accounted for as partial sales.

For sales transactions that do not meet the full accrual sale criteria due to continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting rather than as a full accrual sale, based on the nature and extent of our continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

Our venture agreements may contain provisions which provide us with an option or obligation to repurchase the property from the venture at a fixed price at an amount that is higher than the sales price. In these instances, presuming we expect to exercise the options, we follow the financing method of accounting. Under the financing method of accounting, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), is reflected as “interest expense” on the financing obligation. Because these transactions include an option or obligation to repurchase the asset at a higher price, we record interest expense to accrete the liability to the repurchase price. We continue to record depreciation expense as a period expense. We record all cash paid or received by us as an adjustment to the financing obligation. If the repurchase options or obligations expire and all other criteria for profit recognition under the full accrual method have been met, we record the transaction as a sale at that time and we recognize the resulting gain.

In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit, including our development fee, only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

We also may provide a guarantee to support the operations of the properties. If the guarantees are for an extended period of time, we apply the profit-sharing method and we maintain the property on our books, net of any cash proceeds received from the buyer. If support is required for a limited period of time, sale accounting is achieved and we recognize profit on the sale on the basis of performance of the services required beginning when there is reasonable assurance that future operating revenues will cover operating expenses and debt service.

Under the profit sharing method, the property portion of our net remaining investment is amortized over the life of the community’s fixed assets. We record as “Loss from investments accounted for under the profit-sharing method” in the consolidated statements of income, the results of operations of the communities before depreciation and after elimination of fees paid to us. We add the operating income to our investment account and we reflect losses as a reduction of our investment account. We reflect as profit-sharing expense distributions of operating cash flows to other venture partners. All cash paid or received by us, we record as an adjustment to the investment account.

We have provided a guaranteed return on investment to certain buyers of properties. When the guarantee is for an extended period of time, sale accounting is precluded and we apply the profit-sharing method. If the guarantee is required for a limited period of time, we follow the deposit method of accounting until operations of the property cover all operating expenses, debt service, and contractual payments, at which time we recognize profit under the performance of services method.

Under the deposit method, we do not recognize any profit, and continue to report the property and related debt in our consolidated financial statements even if the debt has been assumed by the buyer, and we disclose those items that are subject to a sales contract. We continue to record depreciation expense. We record, as an adjustment to the deposit, all cash paid or received by us. When the transaction qualifies for profit recognition under the full accrual method, we discontinue application of the deposit method and we recognize the gain provided that we have no other forms of continuing involvement.

Revenue Recognition for Professional Fees from Development Activities

We may receive professional fees from development activities for services provided prior to the opening of an unconsolidated community. Our development fees related to building design and construction oversight are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage of completion portion of the revenues. Greystone’s development revenue is recognized upon completion of the project.

Capitalization Related to Development Projects

We expense preacquisition costs as incurred until we determine that the costs are directly identifiable with a specific property, the costs would be capitalized if the property were already acquired, and acquisition of the property or an option to acquire the property is probable. Upon acquisition of the land, we commence capitalization of all direct and indirect project costs clearly associated with the development and construction of the community. We expense indirect costs that are not clearly related to projects as incurred and we charge direct costs to the projects to which they relate. If a project is abandoned, we expense any costs previously capitalized. Capitalized costs are subject to impairment under SFAS 144.

We capitalize the cost of the corporate development department based on the time employees devote to each project. We also capitalize interest and other carrying costs to the project and the capitalization period continues until the asset is ready for its intended use or is abandoned. Our calculation includes interest costs that theoretically could have been avoided, based on specific borrowings to the extent there are specific borrowings. When project specific borrowings do not exist or are less than the amount of qualifying assets, our calculation for such excess uses a weighted average of all debt outstanding.

We capitalize the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery is reasonably expected from future sales.

Loss Reserves For Certain Self-Insured Programs

We offer a variety of insurance programs to the communities we operate. These programs include property insurance, general and professional liability insurance, excess/umbrella liability insurance, crime insurance, automobile liability and physical damage insurance, workers’ compensation and employers’ liability insurance and employment practices liability insurance (“Insurance Program”). Each community we operate is charged its proportionate share of the cost of the Insurance Program.

We utilize large deductible blanket insurance programs in order to contain costs for certain of the lines of insurance risks in the Insurance Program including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). The design and purpose of a large deductible insurance program is to reduce overall premium and claim costs by internally financing lower cost claims that are more predictable from year to year, while buying insurance only for higher-cost, less predictable claims.

We have self-insured a portion of the Self-Insured Risks through a wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (“SSLII”). SSLII issues policies of insurance to and receives premiums from Sunrise Senior Living, Inc. that are reimbursed through expense allocation to each operated community and the Company. SSLII pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better. We accrued $114.4 million and $84.2 million at December 31, 2006 and 2005, respectively, for the estimated costs of the Self-Insured Risks. $41.4 million and $21.4 million, respectively, of these balances are classified as current liabilities, and at December 31, 2006 and 2005, $73 million and $62.8 million, respectively, of these balances are classified as long-term liabilities.

We record outstanding losses and expenses for the Self-Insured Risks and for claims under insurance policies issued by SCIC based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2006, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined.

We offer our employees an option to participate in self-insured health and dental plans. The cost of Sunrise employee health and dental benefits, net of employee contributions, is shared by us and the communities based on the respective number of participants working directly either at Sunrise’s corporate headquarters or at the communities. Funds collected are used to pay the actual program costs. Including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Although claims under this plan are self-insured, we have aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims and is based on the recommendations of an independent actuary. This liability for self insured incurred but not yet reported claims for the self insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $9.7 million and $11.9 million at December 31, 2006 and 2005, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2006, but actual claims may differ. We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

We review the carrying amounts of intangible assets and long-lived assets for impairment when indicators of impairment are identified. If the carrying amount of the long-lived asset (group) exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset (group) we record an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the asset (group). We evaluate the fair value of goodwill to assess potential impairment on an annual basis or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projects that assume certain growth projections which may or may not occur. We record an impairment loss for goodwill when the carrying value is less than its estimated fair value.

Accounting for Guarantees

Guarantees entered into in connection with the sale of real estate often prevent us from either accounting for the transaction as a sale of an asset or recognizing in earnings the profit from the sale transaction. Guarantees not entered into in connection with the sale of real estate are considered financial instruments. For guarantees considered financial instruments, we recognize at the inception of a guarantee or the date of modification, a liability for the fair value of the obligation undertaken in issuing a guarantee. On a quarterly basis, we evaluate the estimated liability based on the operating results and the terms of the guarantee. If it is probable that we will be required to fund additional amounts than previously estimated, a loss is recorded. Fundings that are recoverable as a loan from a venture are considered in the determination of the fair value of the stand ready obligation and the contingent loss recorded.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We record the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how these events are treated for tax purposes. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.

Changes in existing laws and rate, and their related interpretations, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

Results of Operations

We currently derive our consolidated operating revenues from the following sources:

•	management services provided to operating and pre-opened communities for unconsolidated ventures and third-party owners including reimbursable contract services (which represents the reimbursement of community contract services expense);

•	professional services from development, marketing and other;

•	resident and ancillary fees for the delivery of senior living services to our consolidated communities; and

•	hospice and other ancillary services.

Operating expenses are classified into the following categories:

•	development and venture expense for site selection, zoning, community design, construction management and financing incurred for development communities;

•	community and ancillary expense, which includes labor, food, marketing and other direct community expenses for our consolidated communities;

•	lease expense for certain consolidated communities;

•	general and administrative expense related to headquarters and regional staff expenses and other administrative costs;

•	loss on financial guarantees;

•	provision for doubtful accounts;

•	impairment of long-lived assets;

•	depreciation and amortization;

•	write-off of unamortized contract costs; and

•	reimbursable contract service expense related to unconsolidated ventures and third-party owners.

Since 1997, we have entered into various real estate transactions, the most significant of which involved either (i) the sale of a partial interest in a development venture in which Sunrise retained an interest and entered into a management contract or (ii) the sale of mature senior living properties or a partial interest in such properties to a third party where Sunrise simultaneously entered into a management contract. In most cases, Sunrise retained some form of continuing involvement including providing preferences to the buyer of the real estate, an obligation to complete the development, operating deficit funding obligations, support obligations or, in some instances, options or obligations to reacquire the property or the buyer’s interest in the property. We account for these transactions in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

Our results of operations for each of the three years in the period ended December 31 were as follows:

				% Change
	Year Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
		(Restated)	(Restated)
(Dollars in thousands, except per share amounts)

Operating revenue:
Management fees	$120,064	$104,823	$87,505	14.5%	19.8%
Buyout fees(1)	134,730	83,036	—	62.3%	N/A
Professional fees from development, marketing and other	25,717	24,920	10,949	3.2%	127.6%
Resident and ancillary fees	455,909	384,667	366,624	18.5%	4.9%
Reimbursable contract services	911,979	911,992	802,562	—	13.6%

Total operating revenue	1,648,399	1,509,438	1,267,640	9.2%	19.1%

Operating expenses:
Development and venture expense	70,474	41,966	23,345	67.9%	79.8%
Community and ancillary	351,600	296,109	275,957	18.7%	7.3%
Community lease expense	50,966	49,770	46,978	2.4%	5.9%
General and administrative	134,073	106,601	86,080	25.8%	23.8%
Loss on financial guarantees	89,676	—	—	N/A	N/A
Provision for doubtful accounts	14,632	1,675	2,325	773.6%	(28.0)%
Impairment of long-lived assets	15,730	2,472	—	536.3%	N/A
Depreciation and amortization	48,648	42,981	40,027	13.2%	7.4%
Write-off of unamortized contract costs	25,359	14,609	—	73.6%	N/A
Reimbursable contract services	911,979	911,992	802,562	—	13.6%

Total operating expenses	1,713,137	1,468,175	1,277,274	16.7%	14.9%

(Loss) income from operations	(64,738)	41,263	(9,634)	(256.9)%	(528.3)%
Other non-operating income (expense):
Interest income	9,577	6,231	5,590	53.7%	11.5%
Interest expense	(6,204)	(11,882)	(12,315)	(47.8)%	(3.5)%
(Loss) gain on investments	(5,610)	2,036	—	(375.5)%	N/A
Other income	6,706	3,105	4,111	116.0%	(24.5)%

Total other non-operating income (expense)	4,469	(510)	(2,614)	(976.3)%	(80.5)%
Gain on the sale and development of real estate and equity interests	51,347	81,723	14,025	(37.2)%	482.7%
Sunrise’s share of earnings and return on investment in unconsolidated communities	43,702	13,472	1,508	224.4%	793.4%
Loss from investments accounted for under the profit sharing method	(857)	(857)	(1,578)	0%	(45.7)%
Minority interest income (expense)	6,916	6,721	(1,078)	2.9%	(723.5)%

Income before provision for income taxes	40,839	141,812	629	(71.2)%	NM
(Provision for) benefit from income taxes	(20,482)	(54,723)	485	(62.57)%	NM

Net income	$20,357	$87,089	$1,114	(76.6)%	NM

Basic net income per common share	$0.42	$2.10	$0.03	(79.5)%	NM
Diluted net income per common share	0.40	1.82	$0.03	(78)%	NM
Total communities
Consolidated	65	62	60	4.8%	3.3%
Unconsolidated	183	156	125	17.3%	24.8%
Managed	192	197	195	(2.5)%	1.0%

Total	440	415	380	6.0%	9.2%

Resident capacity	52,170	50,673	43,109	3.0%	17.5%

(1)	In 2006, Five Star bought out 18 contracts and we received $134.7 million related to their buyout and wrote-off the remaining $25.4 million unamortized management contract intangible asset. In 2005, Five Star bought out

12 management contracts and we received $83.0 million related to their buyout and wrote-off the remaining $13.8 million unamortized management contract intangible asset.

In 2006, we continued to capitalize on our brand and management services experience by entering into new management and professional services contracts internationally and domestically. The number of communities managed for unconsolidated ventures and third-party owners increased from 353 in 2005 to 375 in 2006, or 6%. In 2006, we increased the number of consolidated communities from 62 to 65 due to the acquisition of three CCRCs, the opening of one community that was later sold to a venture, the disposition of two acquired communities and the acquisition of our non-operating community in New Orleans, Louisiana, that was damaged during Hurricane Katrina, which was previously owned by an unconsolidated venture. Additionally, 24 management contracts were terminated. In September 2006, we acquired Trinity as the first step in our strategy to offer hospice services to our residents and their families.

The number of communities managed for unconsolidated ventures and third-party owners increased from 320 in 2004 to 353 in 2005, or 10%. In 2005, we increased the number of consolidated communities from 60 to 62. Additionally, 12 management contracts were bought out. Our buyout fees in 2005 include $83.0 million related to the buyout of contracts by Five Star.

Net income decreased to $20.4 million in 2006, or $0.40 per share (diluted) from $87.1 million, or $1.82 per share (diluted) in 2005, primarily due to:

•	receipt of $134.7 million in 2006 in connection with the buyout of 18 management contracts as compared to the receipt of $83.0 million received from Five Star in 2005 in connection with the buyout of 12 management contracts;

•	an increase of $30.2 million in “Sunrise’s share of earnings and return on investment in unconsolidated communities” in 2006 related to three venture recapitalizations;

•	a loss on financial guarantees of $89.7 million related to operating deficit agreements in Germany, cash shortfall guarantees for the Fountains Portfolio and a loss related to construction cost overrun guarantees on a condominium project;

•	an increase of $28.5 million in “Development and venture expense” which is largely attributed to our acquisition of Greystone and our accelerated development efforts;

•	an increase in the provision for doubtful accounts of $13.0 million in 2006 primarily related to the write off of a receivable resulting from prior fundings under a guarantee which was previously determined to be collectible;

•	an increase in general and administrative expense of $27.5 million;

•	recognition of impairment losses of $15.7 million in 2006 compared to $2.5 million in 2005 relating to communities whose carrying amounts were less then their expected cash flows;

•	a write-off of $25.4 million in 2006 as compared to $14.6 million in 2005 primarily with respect to the intangible assets related to the Five Star management contracts; and

•	a decrease of $30.4 million in “Gain on the sale and development of real estate and equity interests.”

Net income increased to $87.1 million in 2005, or $1.82 per share (diluted) from $1.1 million, or $0.03 per share (diluted) in 2004. The increase in net income was primarily due to the receipt of the $83.0 million in buyout fees, a $14 million increase in professional fees, an increase in gain on the sale and development of real estate and equity interests of $67.7 million, which was partially offset by a $20.2 million increase in community and ancillary expenses, an $18.6 million increase in development and venture expense, a $20.5 million increase in general and administrative costs and an increase of $10.8 million to write-off of unamortized contract costs.

Operating Revenue

Management fees

2006 Compared to 2005

Management fees revenue was $120.1 million in 2006 compared to $104.8 million in 2005, an increase of $15.3 million, or 14.6%. This increase was primarily comprised of:

•	$6.9 million of incremental revenues in 2006 from 31 management contracts obtained in 2005 from the Greystone and The Fountains acquisitions that were included for a full year in 2006;

•	$7.7 million from increased fees associated with existing communities due to increases in rates and occupancy;

•	$4.8 million of incremental revenues from 36 new communities managed in 2006 for unconsolidated ventures and third parties that were included for a full year in 2006;

•	$2.8 million increase due to fees collected for services related to recapitalizing, refinancing or assisting in the sale of senior living communities;

•	$2.3 million decrease in guarantee amortization due to the expirations of guarantees in 2006;

•	$9.7 million decrease due to contract terminations in 2005; and

•	$5.1 million of incremental revenues from international communities.

2005 Compared to 2004

Management fees revenue was $104.8 million in 2005 compared to $87.5 million in 2004, an increase of $17.3 million, or 19.8%. The increase in management fees revenue was primarily comprised of:

•	$6.4 million from 31 management contracts obtained in 2005 from the Greystone and The Fountains acquisitions;

•	$9.1 million from increased fees associated with existing communities due to increases in rates and occupancy; and

•	$1.9 million from 20 new communities managed in 2005 for unconsolidated ventures and third parties (other than the Greystone and The Fountains acquisitions).

Buyout fees

In 2006, Five Star bought out 18 contracts for a total buyout fee of $134.7 million. In 2005, Five Star terminated 12 management contracts for a total buyout fee of $83.0 million.

Professional fees from development, marketing and other

2006 Compared to 2005

Professional fees from development, marketing and other revenue was $25.7 million in 2006 compared to $24.9 million in 2005, an increase of $0.8 million, or 3.2%.

Although development activity in 2006 was higher, the majority of fees are in conjunction with the sale of real estate and will be recognized in “Gain on the Sale and Development of Real Estate and Equity Interests” when all forms of continuing involvement have ended.

In addition we billed and collected $14.4 million and $21.6 million of development fees for Greystone in 2005 and 2006, respectively, most of which was deferred.

2005 Compared to 2004

Professional fees from development, marketing and other revenue was $24.9 million in 2005 compared to $10.9 million in 2004, an increase of $14.0 million, or 128.4%. This increase was primarily comprised of:

•	$10.2 million from an additional 13 communities under development in 2005 compared to 2004; and

•	a decrease of $2.1 million from financing fees received in 2004 for securing debt on behalf of Sunrise REIT.

•	the remaining increase was largely due to an increase in international development.

Resident and ancillary fees

2006 Compared to 2005

Resident and ancillary fees were $455.9 million in 2006 compared to $384.7 million in 2005, an increase of $71.2 million, or 18.5%. This increase was primarily comprised of:

•	$47.8 million from existing consolidated communities of which $43.5 million is due to increases in rate and $4.3 million is due to increases in occupancy;

•	$20.6 million from the acquisition of Trinity in the third quarter of 2006;

•	$4.1 million from the acquisition of three consolidated communities; and

•	$1.3 million decrease from the disposition of two consolidated communities in 2006.

2005 Compared to 2004

Resident and ancillary fees were $384.7 million in 2005 compared to $366.6 million in 2004, an increase of $18.1 million, or 4.9%. This increase was primarily comprised of:

•	$35.3 million from existing communities resulting from increases in occupancy, average daily rates and other ancillary services;

•	a decrease of $8.7 million due to the deconsolidation of a VIE;

•	a decrease of $10.2 million from the sale of four consolidated communities to Sunrise REIT in December 2004. Revenue from these communities is now included in “Management fees”;

•	$6.3 million from the acquisition of two consolidated communities and other ancillary services in 2005 and 2004; and

•	a decrease of $4.6 million from the closing of four consolidated communities in 2004.

Reimbursable contract services

Reimbursable contract services were $912.0 million in 2006 and 2005. Reimbursable expenses increased $109.4 million from 2004 to 2005 due to the addition of new communities. There was no change primarily due to the fact that the number of managed communities declined due to the Five Star contract buyouts. This decline was offset by acquisitions and new community openings.

Operating Expenses

Development and venture expense

2006 Compared to 2005

Development and venture expense was $70.5 million in 2006 as compared to $42.0 million in 2005. The increase in development and venture expense of $28.5 million, or 67.9%, was primarily comprised of:

•	$13.0 million from activity of Greystone that was included for a full year in 2006;

•	$10.0 million from North American development. There were 29 North American communities under development in 2006 compared to 28 in 2005; and

•	$3.0 million from European development. The increase was primarily due to continuing development in the United Kingdom and the weakening of the U.S. dollar against the British pound and Euro from 2005 to 2006.

2005 Compared to 2004

Development and venture expense was $42.0 million in 2005 as compared to $23.3 million in 2004. The increase in development and venture expense of $18.7 million, or 80.3%, was primarily comprised of:

•	$14.3 million from the post acquisition activity of Greystone;

•	$3.6 million from European development. There were 28 European communities under development in 2005 compared to 17 communities under development in 2004; and

•	partially offset by a decrease of $2.7 million related to Canadian development and the completion of one Canadian community in 2005.

Community and ancillary

2006 Compared to 2005

Community and ancillary expense was $351.6 million in 2006 as compared to $296.1 million in 2005. The increase in community and ancillary expense of $55.5 million, or 18.7%, was primarily comprised of:

•	$34.3 million from existing communities resulting primarily from increases in occupancy;

•	$18.5 million from the acquisition of Trinity hospice in the third quarter of 2006;

•	$4.0 million from the acquisition of three consolidated communities;

•	$1.0 million decrease from the closing of two consolidated communities in 2005.

2005 Compared to 2004

Community and ancillary expense was $296.1 million in 2005 as compared to $276.0 million in 2004. The increase in community and ancillary expense of $20.1 million, or 7.3%, was primarily comprised of:

•	$26.9 million from existing consolidated communities resulting primarily from increases in occupancy;

•	a decrease of $6.9 million from the sale of four consolidated communities to Sunrise REIT in December 2004;

•	$3.8 million from the acquisition of one consolidated community and other ancillary services from The Fountains;

•	$3.4 million from costs associated with hurricanes in 2005;

•	a decrease of $4.7 million due to the deconsolidation of a VIE;

•	a decrease of $3.6 million from the closure of four consolidated communities in 2004; and

•	$2.4 million from the acquisition of a consolidated community in the second quarter of 2004.

Community lease expense

2006 Compared to 2005

Community lease expense was $51.0 million in 2006 as compared to $49.8 million in 2005. The increase in community lease expense of $1.2 million, or 2.4%, was primarily a result of increases in contingent rentals.

2005 Compared to 2004

Community lease expense was $49.8 million in 2005 as compared to $47.0 million in 2004. The increase in community lease expense of $2.8 million, or 5.9%, was primarily a result of increases in contingent rentals.

General and administrative

2006 Compared to 2005

General and administrative expense was $134.1 million in 2006 as compared to $106.6 million in 2005. The increase in general and administrative expense of $27.5 million, or 25.8%, was primarily comprised of:

•	$9.0 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage;

•	$4.7 million in accounting fees, of which $2.6 million relates to professional fees incurred related to the Company’s accounting restatement;

•	$5.0 million loss for possible damages related to the Trinity OIG investigation and qui tam action;

•	$5.1 million international expense to support new communities in Canada, the UK and Germany;

•	$1.8 million in transition costs for Five Star contracts; and

•	additional expense increases for telephone, repairs and maintenance, and other miscellaneous expenses.

2005 Compared to 2004

General and administrative expense was $106.6 million in 2005 as compared to $86.1 million in 2004. The increase in general and administrative expense of $20.5 million, or 23.8%, was primarily comprised of:

•	$13.4 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage;

•	$6.0 million from software maintenance and related costs;

•	$3.3 million of integration costs relating to the Fountains acquisition; and

•	a decrease of $2.0 million related to the implementation of Sarbanes-Oxley internal control requirements from 2004.

Loss on financial guarantees

Loss on financial guarantees includes a $50.0 million loss related to funding of operating deficit shortfalls in Germany and $22.4 million related to cash shortfalls guarantees to The Fountains venture, both of which were recorded in 2006. Also in 2006, the Company recorded a $17.2 million loss related to construction cost overrun guarantees on a condominium project. There were no losses on financial guarantees in 2005 or 2004.

Provision for doubtful accounts

2006 Compared to 2005

Provision for doubtful accounts was $14.6 million in 2006 as compared to $1.7 million in 2005. The increase of $12.9 million is primarily due to:

•	$8.0 million write-off of a receivable resulting from prior fundings under a guarantee which were previously deemed to be collectible;

2005 Compared to 2004

Provision for doubtful accounts was $1.7 million in 2005 as compared to $2.3 million in 2004. These amounts relate primarily to the provision for resident receivables.

Impairment of long-lived assets

Impairment losses were $15.7 million in 2006 compared to $2.5 million in 2005 relating to communities whose carrying amounts were not recoverable. There were no impairment losses in 2004.

Depreciation and amortization

2006 Compared to 2005

Depreciation and amortization expense was $48.6 million in 2006 as compared to $43.0 million in 2005. The increase in depreciation and amortization expense of $5.6 million, or 13.0%, was primarily comprised of $6.7 million from fixed assets and software placed in service.

2005 Compared to 2004

Depreciation and amortization expense was $43.0 million in 2005 as compared to $40.0 million in 2004. The increase in depreciation and amortization expense of $3.0 million, or 7.5%, was primarily comprised of a $3.3 million increase from the amortization of intangible assets associated with the Greystone acquisition.

Write-off of unamortized contract costs

Write-off of unamortized contract costs was $25.4 million in 2006 and $14.6 million in 2005. These costs relate to the buyout of Five Star management contracts. There was no write-off of unamortized contract costs in 2004.

Other Non-operating Income (Expense)

2006 Compared to 2005

Interest income increased $3.3 million in 2006 as compared to 2005. Interest expense decreased $5.7 million in 2006 compared to 2005 as a result of lower outstanding debt resulting from the redemption of our 5.25% convertible subordinated notes in 2006 and decreased borrowings from Sunrise REIT, which was partially offset by increased borrowings under our Bank Credit Facility and higher mortgages and notes payable.

During 2006, we had a $5.6 million loss on investments as compared to a gain on investments of $2.0 million in 2005. In 2006, we wrote down a $5.6 million note receivable due to non-collectability. In 2005, we realized a gain of $2.0 million on the sale of our investment in Sunrise REIT debentures.

Other income increased approximately $3.6 million in 2006 from 2005 primarily as a result of $5 million of other income recorded in conjunction with our purchase of MSLS; which was partially offset by foreign exchange losses.

2005 Compared to 2004

Interest income increased $0.6 million as compared to 2004. Interest expense decreased $0.4 million in 2005 compared to 2004 primarily as a result of additional capitalized interest associated with increased development activity.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees.

2006 Compared to 2005

Gain on the sale and development of real estate and equity interests was $51.3 million in 2006 as compared to $81.7 million in 2005, or a decrease of $30.4 million. 2006 gains included $37.1 million in gains related to transactions which occurred in prior years for which gain had been deferred due to various forms of continuing involvement, $8.8 million in gains related to the sale of our venture interests in two ventures and $5.5 million in gains related to the sale of undeveloped land.

2005 Compared to 2004

Gain on the sale and development of real estate and equity interests was $81.7 million in 2005 as compared to $14.0 million in 2004, or an increase of $67.7 million. 2005 gains included $81.9 million in gains related to transactions which occurred in prior years for which gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

Sunrise’s share of earnings and return on investment in unconsolidated communities represents our allocation of the results of operations and returns on our investments from the distributions of proceeds from transactions with our unconsolidated ventures.

2006 Compared to 2005

Sunrise’s share of earnings and return on investment in unconsolidated communities was $43.7 million in 2006 as compared to $13.5 million in 2005. The increase of $30.2 million was primarily comprised of three venture recapitalizations during 2006.

2005 Compared to 2004

Sunrise’s share of earnings and return on investment in unconsolidated communities was $13.5 million in 2005 as compared to $1.5 million in 2004. The increase of $12.0 million was primarily comprised of $8.8 million related to the recapitalization of a venture and $2.9 million in relation to a sale of three communities from one venture to two other ventures.

Provision for Income Taxes

Our effective tax rate was 50.2%, 38.6% and (77.1%) in 2006, 2005 and 2004, respectively. The 2004 effective tax rate is highly sensitive due to the low level of pre-tax income.

Realization of the deferred tax asset of $113.9 million and $56.5 million at December 31, 2006 and 2005, respectively, is primarily dependent on our ability to generate sufficient taxable income in future periods.

Liquidity and Capital Resources

Overview

We had $82.0 million and $145.1 million of unrestricted cash and cash equivalents at December 31, 2006 and 2005, respectively.

To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings. We estimate that it will cost approximately $0.9 billion to complete the communities under construction at December 31, 2007. We expect most of these costs will be recovered when these communities are contributed to unconsolidated ventures before construction is completed, or in some circumstances, upon receipt of a certificate of occupancy. We have also entered into contracts to purchase or lease additional sites. We expect to develop the majority of the sites under purchase contracts within ventures. This business model limits the amount of capital required of us to complete the development of the communities.

We estimate that it will cost Sunrise or the applicable development ventures an additional $1.0 billion to $1.5 billion in debt and equity to develop the remaining communities in our 2008 development plan. Additional financing will be required to complete the development and construction of these sites and to refinance existing indebtedness to convert short-term acquisition loans to long-term financing. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities. Although we do not have firm commitments to cover our entire 2008 development plan, we expect that our cash flow from operations, together with borrowings under our credit facilities and financing expected to be available, will be sufficient to fund the development sites for these additional senior living communities.

Long-Term Debt

At December 31, 2006, we had $190.6 million of outstanding debt with a weighted average interest rate of 7.28%. Of the outstanding debt we had $55.9 million of fixed-rate debt with a weighted average interest rate of 8.47% and $134.7 million of variable rate debt with a weighted average interest rate of 6.78%. At December 31, 2006, we had $91.9 million of debt that was due in 2007.

At December 31, 2007, we had $253.7 million of outstanding debt with a weighted average interest rate of 6.74%. Of the outstanding debt we had $9.1 million of fixed-rate debt with a weighted average interest rate of 7.51% and $244.6 million of variable rate debt with a weighted average interest rate of 6.72%. At December 31, 2007, we had $3.5 million of debt that is due in 2008.

On December 2, 2005, we entered into a $250 million secured Bank Credit Facility (the “Bank Credit Facility”) with a syndicate of banks. The Bank Credit Facility provides for both cash borrowings and letters of credit. It has an initial term of four years and matures on December 2, 2009 unless extended for an additional one-year period upon satisfaction of certain conditions. The Bank Credit Facility is secured by a pledge of all of the common and preferred stock issued by Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Senior Living Services, Inc. and Sunrise Development, Inc., each of which is a wholly-owned subsidiary of the Company, to the Company, and all future cash and non-cash proceeds arising therefrom. Cash borrowings in US dollars accrue interest at LIBOR plus 1.70% to 2.25% plus a fee to participating lenders subject to certain European banking regulations or the Base Rate (the higher of the Federal Funds Rate plus 0.50% or Prime) plus 0.00% to 0.75%. The Bank Credit Facility also permits cash borrowings and letters of credit in currencies other than US dollars. Interest on cash borrowings in non-US currencies accrue at the rate of the Banking Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% of the maximum available to be drawn on the letters of credit. We pay commitment fees of 0.25% on the unused balance of the Bank Credit Facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. There were $83.3 million of letters of credit and $50.0 million of cash advances outstanding under this Bank Credit Facility at December 31, 2006. The letters of credit have been pledged primarily for the benefit of insurance companies, lenders and certain municipalities. The letters of credit issued under the Bank Credit Facility expire within one year. The Company had an outstanding balance of $100 million in borrowing and $71.8 million of letters of credit outstanding under the Bank Credit Facility as of December 31, 2007. The Company’s available borrowing capacity on the Bank Credit Facility at December 31, 2007 was $78.3 million. The Company’s available borrowing on the Bank Credit Facility at February 29, 2008 was $23.6 million as described below.

Our Bank Credit Facility contains various financial covenants and other restrictions, including provisions that: (1) requires us to meet certain financial tests (for example, our Bank Credit Facility requires us not to exceed certain leverage ratios, to maintain certain fixed charge coverage ratios and to have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios); (2) require consent for changes in control; and (3) restricts our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity, without lender consent. At December 31, 2006, we were in compliance with all of these debt covenants in the Bank Credit Facility.

During 2006 and 2007, as a result of the delay in completing our Accounting Review, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points.

On January 31, February 19, and March 13, 2008, Sunrise entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	waived delivery by Sunrise of all 2006 quarterly financial statements and financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007;

•	modified to April 15, 2008 the delivery date for the 2006 audited financial statements;

•	modified to April 30, 2008 the delivery date for preliminary 2007 unaudited annual financial statements;

•	modified to May 31, 2008 the delivery date for the preliminary unaudited financial statements for the quarter ending March 31, 2008;

•	modified to July 31, 2008 the delivery date for the 2007 audited annual financial statements;

•	modified to August 20, 2008 the delivery date for unaudited financial statements for the quarter ending March 31, 2008; and

•	modified to September 10, 2008 the delivery dated for the unaudited financial statements for the quarter ending June 30, 2008.

Pursuant to the January 31, 2008 amendment, effective February 20, 2008, the aggregate amount outstanding under the Bank Credit Facility may not exceed $160 million until such time as the administrative agent acknowledges the receipt of the 2006 and 2007 annual financial statements, at which time the maximum amount permitted to be outstanding under the Bank Credit Facility will again be $250 million. We will continue to owe and pay fees on the unused amount available under the Bank Credit Facility, provided by the credit agreement, as if the maximum outstanding amount were $250 million. In addition, effective as of February 1, 2008 until the end of the interest period in which the administrative agent acknowledges in writing receipt of the 2006 and 2007 annual financial statements, the LIBOR loans margin will be 275 basis points and the Base Rate loan margin will be 125 basis points.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive directly issued $43.3 million of letters of credit that had been issued under the Bank Credit Facility. As of February 29, 2008, we had borrowings of $108.0 million, letters of credit of $28.4 million and borrowing availability of approximately $23.6 million under the Bank Credit Facility. We believe this availability, including unrestricted cash balances, at February 29, 2008 and unlevered real estate assets, is sufficient to support our operations over the next twelve months.

In the event that Sunrise is unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require Sunrise to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Company, Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Development Inc. and Sunrise Senior Living Services, Inc., each of which is a wholly-owned subsidiary of the Company (collectively, the “Loan Parties”), executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

Sunrise paid the lenders an aggregate fee of approximately $0.9 million and $1.1 million for entering into amendments during 2007 and 2008, respectively.

Guarantees

In conjunction with our development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the sale of certain operating communities to third parties we have guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As these guarantees prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, do not apply to these guarantees.

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements, and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under the guarantees of a set level of net operating income are generally not recoverable.

The maximum potential amount of future fundings for guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2006, and fundings during 2006 are as follows (in thousands):

		FIN 45	FAS 5	Total
		Liability	Liability	Liability
		for Future	for Future	for Future
	Maximum Potential	Fundings at	Fundings at	Fundings at	Fundings
	Amount of Future	December 31,	December 31,	December 31,	during
Guarantee type	Fundings	2006	2006	2006	2006

Debt repayment	$16,832	$1,210	$—	$1,210	$—
Operating deficit	Uncapped	966	50,000	50,966	—
Income support	Uncapped	1,181	22,354	23,535	945
Other	—	—	94	94	—

Total		$3,357	$72,448	$75,805	$945

Generally, the financing obtained by Sunrise’s ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, Sunrise has entered into guarantees with the lenders with respect to acts which Sunrise believes are in its control, such as fraud, that create exceptions to the non-recourse nature of the debt. If such acts were to occur, the full amount of the venture debt could become recourse to Sunrise. The combined amount of venture debt underlying these guarantees is approximately $2.4 billion at December 31, 2006. Sunrise has not funded under these guarantees, and does not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy our obligation with respect to two continuing care retirement communities managed by Sunrise, which was $62.6 million at December 31, 2006, we would be required to pay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities.

Below is a discussion of the significant guarantees that have impacted our income statement, financial position or cash flows or are reasonably expected to impact our profitability, financial position or cash flows in the future.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by us are approximately $45 million. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we expect to record an additional loss of approximately $7 million due to this increase in the budgeted project costs. Through February 29, 2008, we have paid approximately $11 million in cost overruns.

The Fountains

In the third quarter of 2005, we acquired a 20% interest in a venture and entered into management agreements for the 16 communities owned by the venture. In conjunction with this transaction, we guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income up to $7 million per year through July 2010. We paid $12 million to the venture to enter into the management agreements, which was recorded as an intangible asset and is being amortized over the 30-year life of the management agreements. The $12 million was placed into a reserve account, and the first $12 million of shortfalls were to be funded from this reserve account. In late 2006 and 2007, we determined that shortfalls will exceed the amount held in the reserve account. As a result, we recorded a pre-tax charge of $22.4 million in the fourth quarter of 2006. We are continuing to receive management fees with respect to these communities.

Germany Venture

At December 31, 2006 and December 31, 2007, we provided pre-opening and management services to five communities and eight communities, respectively, in Germany. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization as defined in the contract. These communities have not performed as well as originally expected. Through February 29, 2008, we have funded $29 million under these guarantees and other loans. We expect to fund an additional $60 million through 2012, the date which we estimate that no further funding will be required. In 2006, we recorded a pre-tax charge of $50 million in accordance with SFAS 5 as we do not expect full repayment of the loans resulting from the funding. No assurance can be given that additional charges related to the operating deficit guarantees will not be required in subsequent periods.

Other Guarantees

Sunrise guarantees the $25.0 million senior component of public project finance bonds issued by the Camden County Investment Authority. The proceeds of the bond issuance were used to acquire and renovate a CCRC located in New Jersey for which we manage the community pursuant to a management agreement. This venture is consolidated as a VIE. See Note 8 to our Consolidated Financial Statements. As indicated in Note 8, Sunrise provides operating deficit guarantees for non-consolidated VIEs.

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for of our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. See Note 18 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of long-term debt, future minimum lease payments, and amounts due on land purchases and lease commitments at December 31, 2006 are as follows (in thousands):

	Payment due by period
					More
		Less Than			Than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$190,605	$141,923	$19,469	$2,290	$26,923
Equity investments in unconsolidated entities	64,645	17,517	47,128	—	—
Operating leases	508,570	58,893	117,736	113,345	218,596

Total	$763,820	$218,333	$184,333	$115,635	$245,519

The Company also enters into land purchase and lease agreements for future development. Generally, these contracts can be terminated by Sunrise prior to closing and the only amounts to be paid are deposits. As of December 31, 2006, there were $5.7 million in deposits related to 50 land purchases. We anticipate future development to occur in ventures and expect to be reimbursed for the majority of the land purchase contracts and land lease costs by our capital partners when the development ventures are formed.

Sunrise is obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing to entities directly or indirectly owned by Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide annual audited and quarterly unaudited financial statements of Sunrise in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek remedies including possible repayment of the loan. All of these loans have been classified as current liabilities as of December 31, 2006.

Cash Flows

Our primary sources of cash from operating activities are the collection of management and professional services fees and from operating and pre-opened communities, collection of monthly fees and other billings from services provided to residents of our consolidated communities, and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement for these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

Net cash provided by operating activities was $165.0 million and $219.6 million in 2006 and 2005, respectively. The change in operating assets and liabilities created a use of cash of $58.1 million in 2006 and a source of cash of $106.2 million in 2005. Accordingly, net cash provided by operations before the change in operating assets and liabilities was $223.1 million in 2006 and $113.4 million in 2005. In 2006, cash flows provided by operations was positively influenced by a significant increase in self-insurance liabilities, which were offset by a significant increase in due from unconsolidated communities. The Company has placed emphasis on improved management of due from unconsolidated communities and expects to see reductions in this working capital item in future periods. In 2005, cash flows provided by operations were significantly influenced by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $306.4 million and $198.0 million in 2006 and 2005, respectively. In 2006, we acquired Trinity, a 25% interest in Aston Gardens and the Raiser portfolio. We made significant contributions to ventures that were building unconsolidated senior living communities and made significant investments in consolidated communities while receiving distributions from unconsolidated communities of $72.6 million. In 2005, we acquired Greystone and The Fountains using cash of $46.5 million and $29.0 million, respectively, acquired property for $134.3 million and contributed $64.1 million to unconsolidated senior living communities. These uses of cash in 2005 were partially offset by $56.2 million from the disposition of property and $9.3 million of distributions received from unconsolidated senior living communities.

Net cash provided by financing activities was $78.3 million and $34.0 million in 2006 and 2005, respectively. Activities included additional borrowings of $154.1 million and $149.5 million, offset by debt repayments of $90.8 million and $137.3 million in 2006 and 2005, respectively. The additional borrowings under our Bank Credit Facility were used to fund our continued development of senior living communities and refinance existing debt. We repurchased approximately $8.7 million of our common stock and received proceeds of $29.1 million from the exercise of stock options in 2005.

Stock Repurchase Programs

In July 2002, our Board of Directors authorized the repurchase of outstanding shares of our common stock up to an aggregate purchase price of $50.0 million over the subsequent 12 months. In May 2003, our Board of Directors expanded the repurchase program to an aggregate purchase price of $150.0 million to repurchase outstanding shares of common stock and/or our outstanding 5.25% convertible subordinated notes due 2009. In March 2004, our Board of Directors authorized the additional repurchase of outstanding shares of our common stock and/or our outstanding convertible subordinated notes up to an aggregate purchase price of $50.0 million. At December 31, 2005, each of these preceding authorizations had expired to the extent not utilized. In November 2005, our Board of Directors approved a new repurchase plan that provided for the repurchase of up to $50.0 million of our common stock and/or the outstanding convertible subordinated notes. This plan extended through December 2007 and was not renewed.

We repurchased outstanding shares of our common stock under these plans, as follows:

	Repurchase of
	Common Stock
	Shares	Average Price

2002	1,162,800	$12.81
2003	7,918,800	13.42
2004	3,497,336	18.07
2005	347,980	25.03
2006	—	—

Total at December 31, 2006	12,926,916	$14.94

There have been no repurchases of our convertible subordinated notes under these plans. There have been no repurchases of common stock in 2006 or 2007.

Market Risk

We are exposed to market risk from changes in interest rates primarily through variable rate debt. The following table details by category the principal amount, the average interest rate and the estimated fair market value of our debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity.

								Estimated
	Maturity Date through December 31,						Total Carrying	Fair Market
	2007	2008	2009	2010	2011	Thereafter	Value	Value
	(Dollars in thousands)

Debt:
Fixed rate	$34,356	$16,583	$1,151	$162	$174	$3,518	$55,944	$53,697
Average interest rate							8.47%	—
Variable rate	$107,567	$855	$880	$915	$1,039	$23,405	$134,661	$134,761
Average interest rate							6.78%	—

Notes receivable as of December 31, 2006 consist of the following four notes (dollars in thousands):

	Interest Rate	2006

Note V with international venture	4.37%	$1,030
LLC Note VI, revolving credit agreement	10.00%	4,174
Promissory Note XIII	7.5%	11,767
Promissory Note XIV	Euribor + 4.25%	4,834

		$21,805

Note V, LLC Note VI and Promissory Note XIII are fixed rate instruments while Promissory Note XIV is a floating rate instrument. LLC Note VI and Promissory Note XIII were repaid entirely in 2007 and a portion of Note V was repaid in 2007. The carrying value of these notes represents their fair value as of December 31, 2006.

In addition, we also are exposed to currency risk. At December 31, 2006, we had net U.S. dollar equivalent assets/(liabilities) of $(19.9) million, $23.9 million and $8.9 million in Canadian dollars, British pounds and Euros, respectively. We also had a net U.S. dollar equivalent liability of $50 million related to expected fundings under guarantees in Euros.

Impact of Changes in Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for Sunrise as of January 1, 2007, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Sunrise is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. SFAS 157 is effective for Sunrise as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. Sunrise is evaluating the impact that SFAS 157 will have on its financial statements.

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 is effective for Sunrise at January 1, 2007. Sunrise is currently developing one condominium project for an unconsolidated venture. The venture has not recorded sales to date. The venture will apply EITF 06-8 for all future sales.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The irrevocable election of the fair value option is made on an instrument by instrument basis, and applied to the entire instrument, and not just a portion of it. The changes in fair value of each item elected to be measured at fair value are recognized in earnings each reporting period. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate any existing disclosure requirements. This standard is effective for Sunrise as of January 1, 2008. Sunrise is evaluating the impact that SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity. The standards are effective for Sunrise as of January 1, 2009, and earlier adoption is prohibited.

Impact of Inflation

Management fees from communities operated by us for third parties and resident and ancillary fees from owned senior living communities are significant sources of our revenue. These revenues are affected by daily resident fee rates and community occupancy rates. The rates charged for the delivery of senior living services are highly dependent upon local market conditions and the competitive environment in which the communities operate. In addition, employee compensation expense is the principal cost element of community operations. Employee compensation, including salary and benefit increases and the hiring of additional staff to support our growth initiatives, have previously had a negative impact on operating margins and may again do so in the foreseeable future.

Substantially all of our resident agreements are for terms of one year, but are terminable by the resident at any time upon 30 days notice, and allow, at the time of renewal, for adjustments in the daily fees payable, and thus may enable us to seek increases in daily fees due to inflation or other factors. Any increase would be subject to market and competitive conditions and could result in a decrease in occupancy of our communities. We believe, however, that the short-term nature of our resident agreements generally serves to reduce the risk to us of the adverse effect of inflation. There can be no assurance that resident and ancillary fees will increase or that costs will not increase due to inflation or other causes.

2006 and 2005 (Restated) Quarterly Results of Operations and Balance Sheet Data (Unaudited)

We are presenting the quarterly information for 2006 and 2005. Included are the unaudited consolidated balance sheets as of March 31, June 30 and September 30, 2006 and unaudited consolidated statements of operations for the quarters ended March 31, June 30, September 30 and December 31, 2006. Also included are the unaudited restated consolidated balance sheets as of March 31, June 30 and September 30, 2005 and unaudited restated consolidated statements of operations for the quarters ended March 31, June 30, September 30 and December 31, 2005.

Immediately following the unaudited financial statements is a brief description of material changes in the results of operations for:

•	The three months ended September 30, 2006 compared to the three months ended September 30, 2005;

•	The three months ended June 30, 2006 compared to the three months ended June 30, 2005;

•	The three months ended March 31, 2006 compared to the three months ended March 31, 2005;

•	The six months ended June 30, 2006 compared to the six months ended June 30, 2005; and

•	The nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2006	2006	2006	2006	2006
(Unaudited and in thousands,
except per share amounts)

Operating revenues:
Management fees	$27,314	$28,454	$35,738	$28,558	$120,064
Buyout fees	4,750	89,623	277	40,080	134,730
Professional fees from development, marketing and other	5,847	5,406	4,213	10,251	25,717

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2006	2006	2006	2006	2006
(Unaudited and in thousands,
except per share amounts)

Resident and ancillary fees	103,363	106,204	114,352	131,990	455,909
Reimbursable contract services	235,397	234,360	224,126	218,096	911,979

Total operating revenues	376,671	464,047	378,706	428,975	1,648,399
Operating expenses:
Development and venture expense	15,855	16,529	14,146	23,944	70,474
Community and ancillary	77,659	81,419	87,472	105,050	351,600
Community lease expense	12,538	12,752	12,525	13,151	50,966
General and administrative	22,752	31,554	33,254	46,513	134,073
Loss on financial guarantees	—	—	—	89,676	89,676
Provision for doubtful accounts	998	526	698	12,410	14,632
Impairment of long-lived assets	160	600	—	14,970	15,730
Depreciation and amortization	11,604	11,610	11,775	13,659	48,648
Write-off of unamortized contract costs	939	14,549	—	9,871	25,359
Reimbursable contract services	235,397	234,360	224,126	218,096	911,979

Total operating expenses	377,902	403,899	383,996	547,340	1,713,137
(Loss) income from operations	(1,231)	60,148	(5,290)	(118,365)	(64,738)
Other non-operating income (expense):
Interest income	2,254	1,733	2,084	3,506	9,577
Interest expense	(1,777)	(2,653)	(482)	(1,292)	(6,204)
Gain (loss) on investments	—	—	282	(5,892)	(5,610)
Other income (expense)	512	402	6,869	(1,077)	6,706

Total other non-operating income (expense)	989	(518)	8,753	(4,755)	4,469
Gain on the sale and development of real estate and equity interests	7,068	34,227	3,254	6,798	51,347
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(2,414)	2,006	23,141	20,969	43,702
(Loss) gain from investments accounted for under the profit-sharing method	(476)	(387)	937	(931)	(857)
Minority interests	716	2,128	1,890	2,182	6,916

Income (loss) before provision for income taxes	4,652	97,604	32,685	(94,102)	40,839
(Provision for) benefit from income taxes	(2,332)	(48,919)	(16,381)	47,150	(20,482)

Net income (loss)	$2,320	$48,685	$16,304	$(46,952)	$20,357

Earnings (loss) per share data(1):
Basic net income (loss) per common share	$0.05	$0.98	$0.33	$(0.94)	$0.42
Diluted net income (loss) per common share	0.05	0.95	0.32	(0.94)	0.40

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.

The following are unaudited consolidated balance sheets as of March 31, June 30 and September 30, 2006 (in thousands):

	March 31,	June 30,	September 30,
	2006	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,553	$107,491	$58,750
Accounts receivable, net	56,488	69,599	71,919
Notes receivable, net	17,148	9,152	6,067
Due from unconsolidated communities	69,767	83,022	98,316
Deferred income taxes, net	20,525	20,525	20,525
Restricted cash	19,243	21,901	24,510
Prepaid expenses and other current assets	19,166	20,168	22,664

Total current assets	271,890	331,858	302,751
Property and equipment, net	509,687	512,188	577,648
Property and equipment subject to a sales contract, net	253,158	204,993	203,845
Property and equipment subject to financing, net	64,237	63,529	62,885
Notes receivable	4,074	13,761	13,972
Intangible assets, net	103,912	87,572	116,161
Goodwill	153,328	153,375	214,744
Investments in unconsolidated communities	65,099	68,676	99,271
Investments accounted for under the profit-sharing method	771	1,460	13,560
Investments	5,610	5,610	5,610
Restricted cash	117,458	160,309	157,892
Other assets, net	15,352	15,850	16,377

Total assets	$1,564,576	$1,619,181	$1,784,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$52,335	$55,265	$59,295
Outstanding draws on bank credit facility	—	—	100,000
Accounts payable	6,260	925	7,832
Accrued expenses	130,405	200,889	192,464
Deferred revenue	7,166	8,237	4,365
Entrance fees	27,918	28,109	38,378
Self-insurance liabilities	28,279	31,125	37,954

Total current liabilities	252,363	324,550	440,288
Long-term debt, less current maturities	64,917	53,192	56,408
Deposits related to properties subject to a sales contract	325,350	252,063	254,043
Liabilities related to properties accounted for under the financing method	65,112	65,928	65,118
Investment accounted for under the profit-sharing method	6,423	7,020	9,099
Self-insurance liabilities	63,143	67,086	68,696
Guarantee liabilities	4,155	4,049	3,531
Deferred gains on the sale of real estate and deferred revenues	40,168	44,136	46,729
Deferred income tax liabilities	78,004	78,004	78,004
Other long-term liabilities, net	38,436	38,883	58,134

Total liabilities	938,071	934,911	1,080,050

Minority interests	7,578	11,712	9,308
Stockholders’ Equity:
Common stock	502	504	506
Additional paid-in capital	436,326	440,540	446,289
Retained earnings	180,954	229,653	245,945
Accumulated other comprehensive income	1,145	1,861	2,618

Total stockholders’ equity	618,927	672,558	695,358
Commitments and contingencies

Total liabilities and stockholders’ equity	$1,564,576	$1,619,181	$1,784,716

The following are the restated unaudited quarterly statements of income for the quarters within the year ended December 31, 2005, showing previously reported amounts and restated amounts and the restated unaudited consolidated balance sheets for each quarter ended within 2005, showing the previously reported amounts and restated amounts. The consolidated statements of income includes amounts that have been reclassified to conform to the current year’s presentation, separately disclosing buyout fees, professional fees from development, marketing and other and reimbursable contract services which were previously included in management fees, development and venture expense which was previously included in reimbursable contract services and separately disclosing provision for doubtful accounts which was included in general and administrative. The consolidated balance sheets also include amounts that have been reclassified to conform to the current years’s presentation, separately disclosing accounts payable, accrued expenses and self-insurance liabilities.

Consolidated Statements of Income

	For The Quarter Ended March 31, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
(In thousands, except per share amounts)	(Unaudited)

Operating revenues:
Management fees	$25,790	$(3,968)	$21,822
Professional fees from development, marketing and other	—	3,820	3,820
Resident and ancillary fees	84,951	4,572	89,523
Reimbursable contract services	279,057	(67,447)	211,610

Total operating revenues	389,798	(63,023)	326,775

Operating expenses:
Development and venture expense	—	5,440	5,440
Community and ancillary	65,283	3,737	69,020
Community lease expense	12,361	365	12,726
General and administrative	17,971	2,815	20,786
Provision for doubtful accounts	—	458	458
Depreciation and amortization	5,157	4,803	9,960
Reimbursable contract services	279,057	(67,447)	211,610

Total operating expenses	379,829	(49,829)	330,000

Income (loss) from operations	9,969	(13,194)	(3,225)

Other non-operating income (expense):
Interest income	1,710	(136)	1,574
Interest expense	(907)	(1,595)	(2,502)
Other expense	—	(418)	(417)

Total other non-operating income (expense)	803	(2,149)	(1,345)
Gain on the sale and development of real estate and equity interests	640	359	999
Sunrise’s share of losses and return on investment in unconsolidated communities	1,524	(3,238)	(1,714)
Loss from investments accounted for under the profit-sharing method	—	(730)	(730)
Minority interests	(217)	—	(217)

Income (loss) before provision for income taxes	12,719	(18,952)	(6,232)
(Provision for) benefit from income taxes	(4,706)	7,111	2,405

Net income (loss)	$8,013	$(11,841)	$(3,827)

Earnings (loss) per share data:
Basic net income (loss) per common share	$0.20	$(0.29)	$(0.09)
Diluted net income (loss) per common share	0.19	(0.28)	(0.09)

Consolidated Statements of Income

	For the Quarter Ended June 30, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands, except per share amounts)

Operating revenues:
Management fees	$29,606	$(4,695)	$24,911
Professional fees from development, marketing and other	—	8,701	8,701
Resident and ancillary fees	85,922	4,561	90,483
Reimbursable contract services	297,358	(79,190)	218,168

Total operating revenues	412,886	(70,623)	342,263

Operating expenses:
Development and venture expense	—	8,570	8,570
Community and ancillary	66,167	3,111	69,278
Community lease expense	12,044	1,216	13,260
General and administrative	20,097	2,810	22,907
Provision for doubtful accounts	—	476	476
Impairment of long-lived assets	—	2,472	2,472
Depreciation and amortization	5,974	4,633	10,607
Reimbursable contract services	297,358	(79,190)	218,168

Total operating expenses	401,640	(55,902)	345,738

Income (loss) from operations	11,246	(14,721)	(3,475)

Other non-operating income (expense):
Interest income	1,484	(417)	1,067
Interest expense	(950)	(1,784)	(2,734)
Other expense	—	(1,282)	(1,282)

Total other non-operating income (expense)	534	(3,483)	(2,949)
Gain on the sale and development of real estate and equity interests	1,112	53,562	54,674
Sunrise’s share of earnings and return on investment in unconsolidated communities	3,696	(969)	2,727
Loss from investments accounted for under the profit-sharing method	—	(483)	(483)
Minority interests	(179)	1,257	1,078

Income before provision for income taxes	16,409	35,163	51,572
Provision for income taxes	(6,071)	(13,836)	(19,907)

Net income	$10,338	$21,327	$31,665

Earnings per share data:
Basic net income per common share	$0.25	$0.52	$0.77
Diluted net income per common share	0.23	0.43	0.66

Consolidated Statements of Income

	For The Quarter Ended September 30, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands, except per share amounts)

Operating revenues:
Management fees	$30,595	$(1,541)	$29,054
Professional fees from development, marketing and other	—	4,692	4,692
Resident and ancillary fees	90,882	11,043	101,925
Reimbursable contract services	341,736	(98,511)	243,225

Total operating revenues	463,213	(84,317)	378,896

Operating expenses:
Development and venture expense	—	13,629	13,629
Community and ancillary	69,642	8,775	78,417
Community lease expense	12,219	(578)	11,641
General and administrative	24,143	4,842	28,985
Provision for doubtful accounts	—	377	377
Depreciation and amortization	8,976	2,487	11,463
Reimbursable contract services	341,736	(98,511)	243,225

Total operating expenses	456,716	(68,979)	387,737

Income (loss) from operations	6,497	(15,338)	(8,841)

Other non-operating income (expense):
Interest income	1,592	(180)	1,412
Interest expense	(1,065)	(3,079)	(4,144)
Other income	—	1,687	1,687

Total other non-operating income (expense)	527	(1,572)	(1,045)
Gain on the sale and development of real estate and equity interests	2,898	23,308	26,206
Sunrise’s share of earnings and return on investment in unconsolidated communities	7,801	8,857	16,658
Loss from investments accounted for under the profit-sharing method	—	386	386
Minority interests	(185)	3,021	2,836

Income before provision for income taxes	17,538	18,662	36,200
Provision for income taxes	(6,489)	(7,484)	(13,973)

Net income	$11,049	$11,178	$22,227

Earnings per share data:
Basic net income per common share	$0.27	$0.26	$0.53
Diluted net income per common share	0.24	0.22	0.46

Consolidated Statements of Income

	For The Quarter Ended December 31, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands, except per share amounts)

Operating revenues:
Management fees	$108,863	$(79,827)	$29,036
Buyout fees	—	83,036	83,036
Professional fees from development, marketing and other	14,298	(6,591)	7,707
Resident and ancillary fees	93,396	9,340	102,736
Reimbursable contract services	338,191	(99,202)	238,989

Total operating revenues	554,748	(93,244)	461,504

Operating expenses:
Development and venture expense	11,973	2,354	14,327
Community and ancillary	71,524	7,870	79,394
Community lease expense	11,777	366	12,143
General and administrative	28,505	5,418	33,923
Provision for doubtful accounts	—	364	364
Depreciation and amortization	23,325	2,235	25,560
Reimbursable contract services	338,191	(99,202)	238,989

Total operating expenses	485,295	(80,595)	404,700

Income from operations	69,453	(12,649)	56,804

Other non-operating income:
Interest income	2,191	(13)	2,178
Interest expense	(596)	(1,906)	(2,502)
Gain (loss) on investments	—	2,036	2,036
Other income	3,939	(821)	3,118

Total other non-operating income	5,534	(704)	4,830
Gain on the sale and development of real estate and equity interests	4,580	(4,736)	(156)
Sunrise’s share of earnings and return on investment in unconsolidated communities	214	(4,413)	(4,199)
Loss from investments accounted for under the profit-sharing method	—	(30)	(30)
Minority interests	(234)	3,258	3,024

Income before provision for income taxes	79,547	(19,274)	60,273
(Provision for) benefit from income taxes	(29,205)	5,956	(23,249)

Net income	$50,342	$(13,318)	$37,024

Earnings per share data:
Basic net income per common share	$1.19	$(0.31)	$0.88
Diluted net income per common share	1.01	$(0.26)	0.75

Consolidated Balance Sheet

	March 31, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$158,715	$(60,218)	$98,497
Short-term investments	12,500	—	12,500
Accounts receivable, net	49,808	2,140	51,948
Notes receivable, net	2,862	—	2,862
Deferred income taxes, net	25,239	14,393	39,632
Due from unconsolidated communities	56,768	(7,607)	49,161
Restricted cash	—	8,599	8,599
Prepaid expenses and other current assets	25,705	(15,721)	9,984

Total current assets	331,597	(58,414)	273,183
Property and equipment, net	384,241	(11,438)	372,803
Property and equipment subject to a sales contract, net	—	475,560	475,560
Property and equipment subject to financing, net	—	38,401	38,401
Notes receivable	40,420	(14,472)	25,948
Intangible assets, net	85,166	(7,871)	77,295
Goodwill	123,713	(1,888)	121,825
Investments in unconsolidated communities	96,689	(61,662)	35,027
Investments accounted for under the profit-sharing method	—	2,582	2,582
Investments	7,882	(2,271)	5,611
Investment in Sunrise REIT debentures	20,549	—	20,549
Restricted cash	—	74,374	74,374
Other assets, net	44,632	(26,850)	17,782

Total assets	$1,134,889	$406,051	$1,540,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,498	$—	$16,498
Accounts payable and accrued expenses	202,600	(69,355)	133,245
Deferred revenue	9,291	(5,835)	3,456
Entrance fees	—	25,809	25,809
Self-insurance liabilities	—	20,283	20,283

Total current liabilities	228,389	(29,098)	199,291
Long-term debt, less current maturities	171,873	—	171,873
Deposits related to properties subject to a sales contract	—	607,671	607,671
Liabilities related to properties accounted for under the financing method	—	34,058	34,058
Investments accounted for under the profit-sharing method	—	5,422	5,422
Guarantee liabilities	—	2,210	2,210
Self-insurance liabilities	—	49,052	49,052
Deferred gains on the sale of real estate and deferred revenues	—	8,227	8,227
Deferred income tax liabilities	151,139	(87,332)	63,807
Other long-term liabilities, net	46,520	(19,613)	26,907

Total liabilities	597,921	570,597	1,168,518

Minority interests	1,516	—	1,516
Stockholders’ equity:
Common stock	208	—	208
Additional paid-in capital	258,209	31,381	289,590
Retained earnings	279,809	(192,090)	87,719
Deferred compensation — restricted stock	(8,387)	—	(8,387)
Accumulated other comprehensive income	5,613	(3,837)	1,776

Total stockholders’ equity	535,452	(164,546)	370,906

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,134,889	$406,051	$1,540,940

Consolidated Balance Sheet

	June 30, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$95,771	$(42,231)	$53,540
Accounts receivable, net	50,833	1,639	52,472
Notes receivable, net	13,938	—	13,938
Deferred income taxes, net	24,089	15,543	39,632
Due from unconsolidated communities	64,767	(7,244)	57,523
Restricted cash	—	5,212	5,212
Prepaid expenses and other current assets	18,678	(15,941)	2,737

Total current assets	268,076	(43,022)	225,054
Property and equipment, net	395,249	(11,048)	384,201
Property and equipment subject to a sales contract, net	—	315,232	315,232
Property and equipment subject to financing, net	—	52,616	52,616
Notes receivable	23,033	(12,757)	10,276
Management contracts and leaseholds, net	92,156	(4,728)	87,428
Goodwill	159,801	(5,379)	154,422
Investments in unconsolidated communities	108,267	(67,693)	40,574
Investments accounted for under the profit-sharing method	—	1,548	1,548
Investments	7,435	(1,824)	5,611
Investment in Sunrise REIT debentures	22,390	—	22,390
Restricted cash	—	92,139	92,139
Other assets, net	51,418	(26,479)	24,939

Total assets	$1,127,825	$288,605	$1,416,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,767	$—	$15,767
Accounts payable and accrued expenses	176,990	(49,667)	127,323
Deferred revenue	10,748	(4,953)	5,795
Entrance fees	26,111	—	26,111
Self-insurance liabilities	—	18,815	18,815

Total current liabilities	229,616	(35,805)	193,811
Long-term debt, less current maturities	167,600	—	167,600
Deposits related to properties subject to a sales contract	—	390,805	390,805
Liabilities related to properties accounted for under the financing method	—	50,071	50,071
Investments accounted for under the profit-sharing method	—	5,635	5,635
Guarantee liabilities	—	2,136	2,136
Self-insurance liabilities	—	54,036	54,036
Deferred gains on the sale of real estate and deferred revenues	—	18,847	18,847
Deferred income tax liabilities	153,269	(89,462)	63,807
Other long-term liabilities, net	25,295	27,008	52,303

Total liabilities	575,780	423,271	999,051

Minority interests	1,343	6,630	7,973
Stockholders’ equity:
Common stock	212	—	212
Additional paid-in capital	265,010	32,014	297,024
Retained earnings	290,146	(170,763)	119,383
Deferred compensation — restricted stock	(9,490)	—	(9,490)
Accumulated other comprehensive income	4,824	(2,547)	2,277

Total stockholders’ equity	550,702	(141,296)	409,406

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,127,825	$288,605	$1,416,430

Consolidated Balance Sheet

	September 30, 2005
	As
	Previously	Increase	As
	Reported	(Decrease)	Restated
	(Unaudited)
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$118,483	$(43,621)	$74,862
Accounts receivable, net	51,990	3,790	55,780
Notes receivable, net	15,291	—	15,291
Deferred income taxes, net	26,565	13,067	39,632
Due from unconsolidated communities	66,538	(9,889)	56,649
Restricted cash	—	5,029	5,029
Prepaid expenses and other current assets	29,683	(16,389)	13,294

Total current assets	308,550	(48,013)	260,537
Property and equipment, net	434,944	31,024	465,968
Property and equipment subject to a sales contract, net	—	250,961	250,961
Property and equipment subject to financing, net	—	60,619	60,619
Notes receivable	27,984	(10,724)	17,260
Management contracts and leaseholds, net	100,547	(2,346)	98,201
Goodwill	164,279	(5,379)	158,900
Investments in unconsolidated communities	127,678	(59,106)	68,572
Investments accounted for under the profit-sharing method	—	1,107	1,107
Investments	7,569	(1,959)	5,610
Investment in Sunrise REIT debentures	26,247	—	26,247
Restricted cash	—	93,636	93,636
Other assets, net	49,823	(31,612)	18,211

Total assets	$1,247,621	$278,208	$1,525,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24,227	$—	$24,227
Accounts payable and accrued expenses	212,956	(39,443)	173,513
Deferred revenue	13,936	(7,008)	6,928
Entrance fees	25,750	(2,585)	23,165
Self-insurance liabilities	—	20,350	20,350

Total current liabilities	276,869	(28,686)	248,183
Long-term debt, less current maturities	201,884	44,203	246,087
Deposits related to properties subject to a sales contract	—	318,862	318,862
Liabilities related to properties accounted for under the financing method	—	57,750	57,750
Investments accounted for under the profit-sharing method	—	5,704	5,704
Guarantee liabilities	—	3,710	3,710
Self-insurance liabilities	—	58,122	58,122
Deferred gains on the sale of real estate and deferred revenues	—	17,528	17,528
Deferred income tax liabilities	160,237	(96,430)	63,807
Other long-term liabilities, net	34,975	24,853	59,828

Total liabilities	673,965	405,616	1,079,581

Minority interests	1,373	3,014	4,387
Stockholders’ equity:
Common stock	427	—	427
Additional paid-in capital	273,028	33,291	306,319
Retained earnings	301,195	(159,585)	141,610
Deferred compensation — restricted stock	(11,450)	—	(11,450)
Accumulated other comprehensive income	9,083	(4,128)	4,955

Total stockholders’ equity	572,283	(130,422)	441,861

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,247,621	$278,208	$1,525,829

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Operating Revenues

Management fees increased by $6.6 million, or 22.7%, to $35.7 million during the three months ended September 30, 2006 from $29.1 million during the three months ended September 30, 2005. The increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 7, or 1.9%, to 370 communities at September 30, 2006, from 363 communities at September 30, 2005. This growth resulted primarily from the addition of 26 new management contracts with venture communities (including 25 newly developed venture communities since September 30, 2005), which was partially offset by the loss of 23 management contracts resulting from buyouts by Five Star (12 in the fourth quarter 2005, one in the first quarter 2006 and 10 in the second quarter 2006). In addition, we received $2.5 million in transaction fees resulting from two venture recapitalizations in the third quarter 2006.

Resident and ancillary fees increased by $12.4 million, or 12.2%, during the three months ended September 30, 2006 to $114.3 million from $101.9 million during the three months ended September 30, 2005. Resident and ancillary fees from existing consolidated communities increased $6.7 million due to increases in average daily rates and $1.3 million due to increases in occupancy. In addition, $4.4 million of the increase is attributable to the acquisition of Trinity hospice and the acquisition of three communities in the third quarter 2006.

Reimbursable contract services decreased by $19.1 million, or 7.9%, during the three months ended September 30, 2006 to $224.1 million from $243.2 million during the three months ended September 30, 2005. Reimbursable contract services fluctuate based on the number of communities managed for unconsolidated ventures and third-party owners and is offset by a corresponding amount in operating expenses — “Reimbursable contract services.”

Operating Expenses

Development and venture expense increased $0.5 million, or 3.7%, to $14.1 million during the three months ended September 30, 2006 from $13.6 million during the three months ended September 30, 2005.

Community and ancillary expense increased $9.1 million, or 11.6%, to $87.5 million during the three months ended September 30, 2006 compared to $78.4 million during the three months ended September 30, 2005. The community and ancillary expense changes are consistent with the increase in resident fees.

General and administrative expense increased $4.3 million, or 14.8%, to $33.3 million during the three months ended September 30, 2006 compared to $29.0 million during the three months ended September 30, 2005. The change was primarily due to approximately $1 million in professional fees incurred related to the Company’s accounting restatement and approximately $2 million in additional expenses to support new international communities in Canada, the UK and Germany. The remaining increase of approximately $1.3 million is the result of various immaterial items.

Depreciation and amortization expense increased $0.3 million, or 2.6%, to $11.8 million during the three months ended September 30, 2006 compared to $11.5 million during the three months ended September 30, 2005. The change was primarily due to additional fixed assets and software placed in service during 2006.

Provision for doubtful accounts increased $0.3 million, or 75.0%, to $0.7 million during the three months ended September 30, 2006 compared to $0.4 million during the three months ended September 30, 2005. The change was primarily due to increases in the provision for resident receivables.

Other Non — Operating Income

Interest income increased by approximately $0.7 million, or 50.0%, to $2.1 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005. The increase is due primarily to higher cash balances in 2006 resulting from the cash received from the buyout of the Five Star management contracts in October 2005 and May 2006.

Interest expense decreased by approximately $3.7 million, or 88.1%, to $0.5 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005. The decrease is due primarily to the conversion of convertible debt into common stock in February 2006.

Other income increased approximately $5.2 million, or 305.9%, to income of $6.9 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The increase was the result of a $3.0 million cash payment received from a third party owner of four of our managed communities to settle outstanding receivables due to the Company. Of the $3.0 million received, $1.9 million was recorded as other income. In addition, we received a $4.9 million settlement payment relating to our 2003 acquisition of MSLS that was recorded as other non-operating income. This income was offset by a decrease of approximately $1.4 million in foreign currency gains in 2006 compared to the same period in 2005. The remaining change of approximately $0.2 million is the result of various immaterial items.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests of $3.3 million were recognized during the three months ended September 30, 2006 compared to gains of $26.2 million during the three months ended September 30, 2005. The $3.3 million gain in 2006 was due to gains related to four transactions which occurred in prior years for which gain had been deferred due to various forms of continuing involvement.

Sunrises’s Share of Earnings and Return on Investment in Unconsolidated Communities

Sunrises’s share of earnings and return on investment in unconsolidated communities increased $6.5 million, or 39.2%, to $23.1 million during the three months ended September 30, 2006 compared to $16.6 million during the three months ended September 30, 2005, primarily due to two venture recapitalizations in the third quarter 2006.

Provision for Income Taxes

The provision for income taxes was $16.4 million and $14.0 million during the three months ended September 30, 2006 and 2005, respectively. The effective tax rate was approximately 50% and 39% for 2006 and 2005, respectively. The increase in the effective tax rate was due to an increase in the provision for tax contingencies and in the valuation allowance.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Operating Revenues

Management fees increased by $3.6 million, or 14.5%, to $28.5 million during the three months ended June 30, 2006 from $24.9 million during the three months ended June 30, 2005. This increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 19, or 5.6%, to 361 communities at June 30, 2006, from 342 communities at June 30, 2005. This growth resulted primarily from the addition of 39 new management contracts with venture communities (including 16 management contracts acquired with The Fountains acquisition in the third quarter 2005 and 25 newly developed venture communities since June 30, 2005) which was partially offset by the loss of 23 management contracts resulting from buyouts by Five Star (12 in the fourth quarter 2005, one in the first quarter 2006 and 10 in the second quarter 2006).

Buyout fees were $89.6 million during the three months ended June 30, 2006 from the buyout of ten management contracts by a third party owner. The Company received no buyout fees during the three months ended June 30, 2005.

Resident and ancillary fees increased by $15.7 million, or 17.3%, during the three months ended June 30, 2006 to $106.2 million from $90.5 million during the three months ended June 30, 2005. Resident and ancillary fees from existing consolidated communities increased $8.1 million due to increases in average daily rates and $1.9 million due to increases in occupancy. In addition, $5.7 million of the increase is attributable to the addition of six consolidated communities since June 30, 2005 and four communities accounted for under the financing method.

Reimbursable contract services increased by $16.2 million, or 7.4%, during the three months ended June 30, 2006 to $234.4 million from $218.2 million during the three months ended June 30, 2005. Reimbursable contract services fluctuate based on the number of communities managed for unconsolidated ventures and third-party owners and is offset by a corresponding amount in operating expenses — “Reimbursable contract services.”

Operating Expenses

Development and venture expense increased $7.9 million, or 91.9%, to $16.5 million during the three months ended June 30, 2006 from $8.6 million during the three months ended June 30, 2005. This increase is primarily due to activity relating to properties and development projects acquired as a part of the Greystone transaction in May 2005. Of the $7.9 million increase, approximately $4.2 million relates to Greystone, $0.5 million relates to additional pre-opening marketing costs that were expensed in 2006 compared to the same period in 2005 and $1.6 million relates to increased international development in Canada, the UK and Germany resulting in additional support costs. The remaining increase of approximately $1.6 million is the result of various immaterial items.

Community and ancillary expense increased $12.1 million, or 17.5%, to $81.4 million during the three months ended June 30, 2006 compared to $69.3 million during the three months ended June 30, 2005. The community and ancillary expense changes are consistent with the increase in resident fees.

General and administrative expense increased $8.7 million, or 38.0%, to $31.6 million during the three months ended June 30, 2006 compared to $22.9 million during the three months ended June 30, 2005. The change was primarily due to approximately $6.3 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage and approximately $2 million in additional expenses to support new international communities in Canada, the UK and Germany. The remaining increase of approximately $0.3 million is the result of various immaterial items.

Depreciation and amortization expense increased $15.6 million, or 147.2%, to $26.2 million during the three months ended June 30, 2006 compared to $10.6 million during the three months ended June 30, 2005. The change was primarily due to the buyout of ten Five Star management contracts in May 2006 and the write-off of $14.5 million in management contract intangible assets associated with those contracts. The remaining increase of approximately $1.1 million was primarily due to additional fixed assets and software placed in service during 2006.

The Company recorded an impairment charge of $0.6 million relating to two small senior living communities in the three months ended June 30, 2006. The communities were sold in September 2006. We recorded an impairment charge of $2.5 million related to the closure of a community in the three months ended June 30, 2005.

Other Non — Operating Expense

Interest income increased by approximately $0.6 million, or 54.5%, to $1.7 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. The increase is due primarily to higher cash balances in 2006 resulting from the cash received from the buyout of the Five Star management contracts in October 2005 and May 2006.

Interest expense decreased by approximately $0.1 million, or 3.7%, to $2.6 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005.

Other income increased approximately $1.7 million, or 130.8%, to income of $0.4 million for the three months ended June 30, 2006 from expense of $1.3 million for the three months ended June 30, 2005. The increase was the result of an increase of approximately $1.4 million in foreign currency translation gains in 2006 compared to the same period in 2005. The remaining increase of approximately $0.3 million is the result of various immaterial items.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on sale and development of real estate and equity interests was $34.2 million during the three months ended June 30, 2006 compared to $54.7 million during the three months ended June 30, 2005. Of the $34.2 million in 2006 gains, we recognized $28.2 million in gains relating to a transaction which occurred in a prior year for which gain had been deferred due to various forms of continuing involvement and $5.5 million in gains related to the sale of two parcels of undeveloped land.

Sunrises’s Share of Earnings and Return on Investment in Unconsolidated Communities

Sunrises’s share of earnings and return on investment in unconsolidated communities decreased $0.7 million, or 25.9%, to $2.0 million during the three months ended June 30, 2006 compared to $2.7 million during the three months ended June 30, 2005, primarily due to start up losses in two of our international ventures.

Provision for Income Taxes

The provision for income taxes was $48.9 million and $19.9 million during the three months ended June 30, 2006 and 2005, respectively. The effective tax rate was approximately 50% and 39% for 2006 and 2005, respectively. The increases in the effective tax rate was due to an increase in the provision for tax contingencies and in the valuation allowance.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Operating Revenues

Management fees increased by $5.5 million, or 25.2%, to $27.3 million during the three months ended March 31, 2006 from $21.8 million during the three months ended March 31, 2005. This increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 37, or 11.4%, to 361 communities at March 31, 2006, from 324 communities at March 31, 2005. This growth resulted primarily from the addition of 32 new management contracts with venture communities (including 16 management contracts acquired with The Fountains acquisition in the third quarter 2005 and 22 newly developed venture communities since March 31, 2005) and 14 management contracts acquired in the Greystone acquisition in the second quarter 2005 which was partially offset by the loss of 13 management contracts resulting from buyouts from Five Star (12 in the fourth quarter 2005 and one in the first quarter 2006).

Buyout fees were $4.8 million during the three months ended March 31, 2006 from the buyout of one management contract by a third party owner. The Company received no buyout fees during the three months ended March 31, 2005.

Resident and ancillary fees increased by $13.8 million, or 15.4%, during the three months ended March 31, 2006 to $103.3 million from $89.5 million during the three months ended March 31, 2005. Resident and ancillary fees from existing consolidated communities increased $3.5 million due to increases in average daily rates and $1.8 million due to increases in occupancy. In addition, $8.5 million of the increase is attributable to the addition of seven consolidated communities since March 31, 2005 and four communities accounted for under the financing method.

Reimbursable contract services increased by $23.8 million, or 11.2%, during the three months ended March 31, 2006 to $235.4 million from $211.6 million during the three months ended March 31, 2005. Reimbursable contract services fluctuate based on the number of communities managed for unconsolidated ventures and third-party owners and is offset by a corresponding amount in operating expenses — “Reimbursable contract services.”

Operating Expenses

Development and venture expense increased $10.4 million, or 192.6%, to $15.8 million during the three months ended March 31, 2006 from $5.4 million during the three months ended March 31, 2005. This increase is primarily due to activity relating to properties and development projects acquired as a part of the Greystone transaction in May 2005. Of the $10.4 million increase, approximately $6.8 million relates to Greystone and $3.0 million relates to additional pre-opening marketing costs that were expensed in 2006 compared to the same period in 2005. The remaining increase of approximately $0.6 million is the result of various immaterial items.

Community and ancillary expense increased $8.6 million, 12.5%, to $77.7 million during the three months ended March 31, 2006 compared to $69.1 million during the three months ended March 31, 2005. The community and ancillary expense changes are consistent with the increase in resident fees.

General and administrative expense increased $2.0 million, or 9.6%, to $22.8 million during the three months ended March 31, 2006 compared to $20.8 million during the three months ended March 31, 2005. The change was primarily due to salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage.

Depreciation and amortization expense increased $2.6 million, or 26.3%, to $12.5 million during the three months ended March 31, 2006 compared to $9.9 million during the three months ended March 31, 2005. The change was primarily due to the buyout of a Five Star management contract in February 2006 and the write-off of a $0.9 million management contract intangible asset associated with that contract and approximately $1.1 million was due to additional fixed assets and software placed in service in 2006.

Provision for doubtful accounts increased $0.5 million, or 100.0%, to $1.0 million during the three months ended March 31, 2006 compared to $0.5 million during the three months ended March 31, 2005. The change was primarily due to increases in the provision for resident receivables.

The Company recorded an impairment charge of $0.2 million relating to two small senior living communities. The communities were sold in September 2006.

Other Non-Operating Income (Expense)

Interest income increased by approximately $0.7 million, or 43.8%, to $2.3 million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. The increase is due primarily to higher cash balances in 2006 resulting from the cash received from the buyout of the Five Star management contracts in October 2005.

Interest expense decreased by approximately $0.7 million, or 28.0%, to $1.8 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The decrease is due primarily to the conversion of convertible debt into common stock in February 2006.

Other income increased approximately $0.9 million, or 225.0%, to income of $0.5 million for the three months ended March 31, 2006 from expense of $0.4 million for the three months ended March 31, 2005. The increase was the result of an increase of approximately $0.4 million in foreign currency transaction gains in 2006 compared to the same period in 2005 and $0.4 million in income recognized from the forfeit of a non-refundable land deposit received from a prospective buyer of an undeveloped parcel of land.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on sale and development of real estate and equity interests was $7.1 million during the three months ended March 31, 2006 compared to $1.0 million during the three months ended March 31, 2005. Of the $7.1 million in 2006 gains, we recognized $6.4 million in gain related to the sale of our venture interest in one venture and $0.7 million in gain related to a transaction which occurred in a prior year for which gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Losses and Return on Investment in Unconsolidated Communities

Sunrise’s share of losses and return on investment in unconsolidated communities increased to a loss of $2.4 million during the three months ended March 31, 2006 compared to a loss of $1.7 million during the three months ended March 31, 2005, primarily due to start up losses in two of our international ventures.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $2.3 million and $(2.4) million during the three months ended March 31, 2006 and 2005, respectively. The effective tax rate was approximately 50% and 39% for 2006 and 2005, respectively. The increases in the effective tax rate was due to an increase in the provision for tax contingencies and in the valuation allowance.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Operating Revenues

Management fees increased by $9.1 million, or 19.5%, to $55.8 million during the six months ended June 30, 2006 from $46.7 million during the six months ended June 30, 2005. This increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 19, or 5.6%, to 361 communities at June 30, 2006, from 342 communities at June 30, 2005. This growth resulted primarily from the addition of 39 new management contracts with venture communities (including 16 management contracts acquired with The Fountains acquisition in the third quarter 2005 and 25 newly developed venture communities since June 30, 2005) which was partially offset by the loss of 23 management contracts resulting from buyouts from Five Star (12 in the fourth quarter 2005, one in the first quarter 2006 and 10 in the second quarter 2006).

Buyout fees were $94.4 million during the six months ended June 30, 2006 from the buyout of eleven management contracts by a third party owner. The Company received no buyout fees during the six months ended June 30, 2005.

Resident and ancillary fees increased by $29.6 million, or 16.4%, during the six months ended June 30, 2006 to $209.6 million from $180.0 million during the six months ended June 30, 2005. Resident and ancillary fees from existing consolidated communities increased approximately $11.6 million due to increases in average daily rates and $3.7 million due to increases in occupancy. In addition, $10.7 million of the increase is attributable to the addition of six consolidated communities and four communities accounted for under the financing method since June 30, 2005 and $3.7 million is attributable to the inclusion of one consolidated community for six months in 2006 versus three months in 2005.

Reimbursable contract services increased by $40.0 million, or 9.3%, during the six months ended June 30, 2006 to $469.8 million from $429.8 million during the six months ended June 30, 2005. Reimbursable contract services fluctuate based on the number of communities managed for unconsolidated ventures and third-party owners and is offset by a corresponding amount in operating expenses — “Reimbursable contract services.”

Operating Expenses

Development and venture expense increased $18.4 million, or 131.4%, to $32.4 million during the six months ended June 30, 2006 from $14.0 million during the six months ended June 30, 2005. This increase is primarily due to activity relating to properties and development projects acquired as a part of the Greystone transaction in May 2005. Of the $18.4 million increase, approximately $12.0 million relates to Greystone, $3.5 million relates to additional pre-opening marketing costs that were expensed in 2006 compared to the same period in 2005, $0.7 million relates to increased international development in Canada, the UK and Germany resulting in additional support costs. In addition, there was a $0.7 million increase in professional fees and legal expenses. The remaining increase of approximately $1.5 million is the result of various immaterial items.

Community and ancillary expense increased $20.8 million, or 15.0%, to $159.1 million during the six months ended June 30, 2006 compared to $138.3 million during the six months ended June 30, 2005. The community and ancillary expense changes are a result of increases in occupancy.

General and administrative expense increased $10.6 million, or 24.3%, to $54.3 million during the six months ended June 30, 2006 compared to $43.7 million during the six months ended June 30, 2005. The change was primarily due to approximately $7.4 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage and approximately $2.1 million in additional expenses to support new international communities in Canada, the UK and Germany. In addition, in accordance with the terms of the buyout of the Five Star management contracts in May 2006, the Company was not reimbursed by Five Star for approximately $1.5 million in insurance program costs.

Provision for doubtful accounts increased $0.6 million, or 66.7%, to $1.5 million during the six months ended June 30, 2006 compared to $0.9 million during the six months ended June 30, 2005. The change was primarily due to increases in the provision for resident receivables.

The Company recorded impairment charges of $0.8 million relating to two small senior living communities during the six months ended June 30, 2006. The communities were sold in September 2006. We recorded an impairment charge of $2.5 million in the six months ended June 30, 2005 related to one community.

Depreciation and amortization expense increased $2.6 million, or 12.6%, to $23.2 million during the six months ended June 30, 2006 compared to $20.6 million during the six months ended June 30, 2005. The increase was primarily due to additional fixed assets and software placed in service during 2006.

Write-off of unamortized costs was $15.5 million for the six months ended June 30, 2006. The write-off was primarily due to the buyout of eleven Five Star management contracts in February and May 2006 and the write-off of $15.5 million in management contract intangible assets associated with those contracts.

Other Non-Operating Income

Interest income increased by approximately $1.3 million, or 53.8%, to $4.0 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. The increase is due primarily to higher cash balances in 2006 resulting from the cash received from the buyout of the Five Star management contracts in October 2005 and May 2006.

Interest expense decreased by approximately $0.8 million, or (15.4%), to $4.4 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005. The decrease is due primarily to the conversion of convertible debt into common stock February 2006.

Other income (expense) increased approximately $2.6 million to income of $0.9 million for the six months ended June 30, 2006 from expense of $1.7 million for the six months ended June 30, 2005. The increase was the result of an increase of approximately $1.8 million in foreign currency transaction gains in 2006 compared to the same period in 2005 and $0.4 million in income recognized from a non-refundable land deposit received from a prospective buyer of an undeveloped parcel of land in the first quarter 2006. The remaining increase of approximately $0.4 million is the result of various immaterial items.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on sale and development of real estate and equity interests was $41.3 million during the six months ended June 30, 2006 compared to $55.7 million during the six months ended June 30, 2005. Of the $41.3 million in 2006 gains, we recognized $6.4 million in gain related to the sale of our venture interest in one venture, $29.4 million in gains relating to transactions which occurred in prior years for which gain had been deferred due to various forms of continuing involvement and $5.5 million in gains related to the sale of two parcels of undeveloped land.

Sunrise’s Share of Earnings (Losses) and Return on Investment in Unconsolidated Properties

Sunrise’s share of earnings (losses) and return on investment in unconsolidated properties decreased $1.4 million to $0.4 million of loss during the six months ended June 30, 2006 compared to $1.0 million of income during the six months ended June 30, 2005, primarily due to start up losses in two of our international ventures in 2006.

Provision for Income Taxes

The provision for income taxes was $50.3 million and $18.0 million during the six months ended June 30, 2006 and 2005, respectively. The effective tax rate was approximately 50% and 39% for 2006 and 2005, respectively. The increase in the effective tax rate was due to an increase in the provision for tax contingencies and in the valuation allowance.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Operating Revenues

Management fees increased by $15.7 million, or 20.7%, to $91.5 million during the nine months ended September 30, 2006 from $75.8 million during the nine months ended September 30, 2005. This increase was primarily due to the growth in the number of communities under management. The total number of communities managed for unconsolidated ventures and other third party owners increased by 7, or 1.9%, to 370 communities at September 30, 2006, from 363 communities at September 30, 2005. This growth resulted primarily from the addition of 26 new management contracts with venture communities (including 25 newly developed venture communities since September 30, 2005) which was partially offset by the loss of 23 management contracts resulting from buyouts by Five Star (12 in the fourth quarter 2005, one in the first quarter 2006 and 10 in the second quarter 2006). In addition, we received $2.5 million in transaction fees resulting from two venture recapitalizations in the third quarter of 2006.

Buyout fees were $94.7 million during the nine months ended September 30, 2006 from the buyout of eleven management contracts by Five Star and the buyout of four other management contracts by other third party owners. The Company received no buyout fees during the nine months ended September 30, 2005.

Resident and ancillary fees increased by $42.0 million, or 14.9%, to $323.9 million during the nine months ended September 30, 2006 from $281.9 million during the nine months ended September 30, 2005. Resident and ancillary fees from existing consolidated communities increased $18.4 million due to increases in average daily rates and $5.0 million due to increases in occupancy. In addition, $4.4 million of the increase is attributable to the acquisition of Trinity and three communities in the third quarter 2006 and $14.4 is attributable to the inclusion of seven consolidated communities and four communities accounted for under the financing method for nine months in 2006 versus periods less than nine months in 2005.

Reimbursable contract services increased by $20.9 million, or 3.1%, during the nine months ended September 30, 2006 to $693.9 million from $673.0 million during the nine months ended September 30, 2005. Reimbursable contract services fluctuate based on the number of communities managed for unconsolidated ventures and third-party owners and is offset by a corresponding amount in operating expenses — “Reimbursable contract services.”

Operating Expenses

Development and venture expense increased $18.9 million, or 68.5%, to $46.5 million during the nine months ended September 30, 2006 from $27.6 million during the nine months ended September 30, 2005. This increase is primarily due to activity relating to properties and development projects acquired as a part of the Greystone transaction in May 2005. Of the $18.9 million increase, approximately $13.5 million relates to Greystone, $4.0 million relates to additional pre-opening marketing costs that were expensed in 2006 compared to the same period in 2005 and a $0.7 million increase in professional fees and legal expenses. The remaining increase of approximately $0.7 million is the result of various immaterial items.

Community and ancillary expense increased $29.8 million, or 13.8%, to $246.6 million during the nine months ended September 30, 2006 compared to $216.7 million during the nine months ended September 30, 2005. The community and ancillary expense changes are consistent with the increase in resident fees.

General and administrative expense increased $14.9 million, or 20.5%, to $87.6 million during the nine months ended September 30, 2006 compared to $72.7 million during the nine months ended September 30, 2005. The increase was primarily due to approximately $7.6 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage, $2.2 million in additional expenses to support new international communities in Canada, the UK and Germany and $1.1 million in professional fees incurred related to the Company’s accounting restatement. In addition, in accordance with the terms of the buyout of the Five Star management contracts in May 2006, the Company was not reimbursed by Five Star for approximately $1.5 million in insurance program costs. The remaining increase of approximately $2.5 million is the result of various immaterial items.

Provision for doubtful accounts increased $0.9 million, or 69.2%, to $2.2 million during the nine months ended September 30, 2006 compared to $1.3 million during the nine months ended September 30, 2005. The change was primarily due to increases in the provision for resident receivables.

The Company recorded impairment charges of $0.8 million relating to two small senior living communities in the first quarter and second quarter 2006, respectively. The communities were sold in September 2006.

Depreciation and amortization expense increased $3 million, or 9.4%, to $35.0 million during the nine months ended September 30, 2006 compared to $32.0 million during the nine months ended September 30, 2005. The increase was primarily due to additional fixed assets and software placed in service during 2006.

Write-off of unamortized contract costs was $15.5 million for the nine months ended September 30, 2006. The write-off was primarily due to the buyout of eleven Five Star management contracts in February and May 2006 and the write-off of $15.5 million in management contract intangible assets associated with those contracts.

Other Non-Operating Income (Expense)

Interest income increased by approximately $2.0 million, or 48.8%, to $6.1 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. The increase is due primarily to higher cash balances in 2006 resulting from the cash received from the buyout of the Five Star management contracts in October 2005 and May 2006.

Interest expense decreased by approximately $4.5 million, or 47.9%, to $4.9 million for the nine months ended September 30, 2006 from $9.4 million for the nine months ended September 30, 2005. The decrease is due primarily to the conversion of convertible debt into common stock in February 2006.

Other income was $7.8 million for the nine months ended September 30, 2006. The increase was primarily due to a $3.0 million cash payment received from a third party owner of four of our managed communities to settle outstanding receivables due to the Company in July 2006. Of the $3.0 million received, $1.9 million was recorded as other non-operating income. In addition, we received a $4.9 million settlement payment relating to the 2003 acquisition of MSLS in the third quarter 2006 and a $0.4 million forfeit of a non-refundable land deposit received from a prospective buyer of an undeveloped parcel of land in the first quarter 2006 that were recorded as other non-operating income. The remaining increase of approximately $0.6 million is the result of various immaterial items.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on sale and development of real estate and equity interests was $44.5 million during the nine months ended September 30, 2006 compared to $81.9 million during the nine months ended September 30, 2005, or a decrease of $37.4 million. The gains in 2006 consisted of $6.4 million in gain related to the sale of our venture interest in one venture, $31.9 million in gains relating to transactions which occurred in prior years for which gain had been deferred due to various forms of continuing involvement and $5.5 million in gains related to the sale of two parcels of undeveloped land. The remaining gain recognized of approximately $0.7 million is the result of various immaterial items.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

Sunrise’s share of earnings and return on investment in unconsolidated communities increased $5.0 million, or 28.2%, to $22.7 million during the nine months ended September 30, 2006 compared to $17.7 million during the nine months ended September 30, 2005, primarily due to two venture recapitalizations in the third quarter of 2006. This increase was partially offset by start up losses in two of our international ventures.

Provision for Income Taxes

The provision for income taxes was $67.6 million and $31.5 million during the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate was approximately 50% and 39% for 2006 and 2005, respectively.

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

The following information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2005 and 2004.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2008 expressed an adverse opinion thereon.

Ernst & Young LLP

McLean, Virginia
March 22, 2008

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share and share amounts)	2006	2005
		(Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$81,990	$145,078
Accounts receivable, net	75,055	58,546
Notes receivable, net	4,174	16,461
Due from unconsolidated communities	105,688	54,256
Deferred income taxes, net	29,998	20,525
Restricted cash	34,293	11,609
Prepaid insurance	5,485	4,338
Prepaid expenses and other current assets	19,401	16,075

Total current assets	356,084	326,888
Property and equipment, net	609,385	494,069
Property and equipment subject to a sales contract, net	193,158	255,231
Property and equipment subject to financing, net	62,520	64,174
Notes receivable	17,631	3,956
Intangible assets, net	103,771	96,674
Goodwill	218,015	153,328
Investments in unconsolidated communities	104,272	63,340
Investments accounted for under the profit-sharing method	—	558
Investments	—	5,610
Restricted cash	143,760	106,176
Other assets, net	8,832	17,781

Total assets	$1,817,428	$1,587,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$91,923	$52,372
Outstanding draws on bank credit facility	50,000	—
Accounts payable	14,113	13,649
Accrued expenses	176,893	158,619
Deferred revenue	8,703	7,720
Entrance fees	38,098	26,961
Self-insurance liabilities	41,379	21,363

Total current liabilities	421,109	280,684
Long-term debt, less current maturities	48,682	196,024
Deposits related to properties subject to a sales contract	240,367	324,782
Liabilities related to properties accounted for under the financing method	66,283	64,208
Investment accounted for under the profit-sharing method	29,148	5,664
Guarantee liabilities	75,805	4,444
Self-insurance liabilities	72,993	62,823
Deferred gains on the sale of real estate and deferred revenues	51,958	28,226
Deferred income tax liabilities	89,267	78,004
Other long-term liabilities, net	58,000	37,830

Total liabilities	1,153,612	1,082,689

Minority interests	16,515	12,712
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 share authorized, 50,572,092 and 43,452,790 shares issued and outstanding at December 31, 2006 and 2005, respectively	506	435
Additional paid-in capital	445,275	326,207
Retained earnings	198,991	178,634
Deferred compensation — restricted stock	—	(12,323)
Accumulated other comprehensive (loss) income	2,529	(569)

Total stockholders’ equity	647,301	492,384

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,817,428	$1,587,785

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004
		(Restated)	(Restated)

Operating revenue:
Management fees	$120,064	$104,823	$87,505
Buyout fees	134,730	83,036	—
Professional fees from development, marketing and other	25,717	24,920	10,949
Resident and ancillary fees	455,909	384,667	366,624
Reimbursable contract services	911,979	911,992	802,562

Total operating revenues	1,648,399	1,509,438	1,267,640
Operating expenses:
Development and venture expense	70,474	41,966	23,345
Community and ancillary	351,600	296,109	275,957
Community lease expense	50,966	49,770	46,978
General and administrative	134,073	106,601	86,080
Loss on financial guarantees and other contracts	89,676	—	—
Provision for doubtful accounts	14,632	1,675	2,325
Impairment of long-lived assets	15,730	2,472	—
Depreciation and amortization	48,648	42,981	40,027
Write-off of unamortized contract costs	25,359	14,609	—
Reimbursable contract services	911,979	911,992	802,562

Total operating expenses	1,713,137	1,468,175	1,277,274

(Loss) income from operations	(64,738)	41,263	(9,634)
Other non-operating income (expense):
Interest income	9,577	6,231	5,590
Interest expense	(6,204)	(11,882)	(12,315)
(Loss) gain on investments	(5,610)	2,036	—
Other income	6,706	3,105	4,111

Total other non-operating income (expense)	4,469	(510)	(2,614)
Gain on the sale and development of real estate and equity interests	51,347	81,723	14,025
Sunrise’s share of earnings and return on investment in unconsolidated communities	43,702	13,472	1,508
Loss from investments accounted for under the profit-sharing method	(857)	(857)	(1,578)
Minority interests	6,916	6,721	(1,078)

Income before provision for income taxes	40,839	141,812	629
(Provision for) benefit from income taxes	(20,482)	(54,723)	485

Net income	$20,357	$87,089	$1,114

Earnings per share data:
Basic net income per common share	$0.42	$2.10	$0.03
Diluted net income per common share	$0.40	1.82	$0.03

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of	Common	Additional			Other
	Common	Stock	Paid-in	Retained	Deferred	Comprehensive
	Stock	Amount	Capital	Earnings	Compensation	Income (Loss)	Total
(In thousands)

Balance at January 1, 2004 (As previously stated)	41,961	$420	$273,168	$221,109	$(6,564)	$2,143	$490,276
Effect of restatement	—	—	30,936	(130,678)	—	(1,340)	(101,082)

Balance at January 1, 2004 (Restated)	41,961	420	304,104	90,431	(6,564)	803	389,194
Net income (Restated)	—	—	—	1,114	—	—	1,114
Foreign currency translation, net of tax	—	—	—	—	—	1,603	1,603
Sunrise’s share of investee’s other comprehensive income	—	——	—	—	—	759	759

Total comprehensive income (Restated)	—	—	—	—	—	—	3,476

Issuance of common stock to employees	2,679	26	30,387	—	—	—	30,413
Repurchase of common stock	(3,498)	(34)	(63,159)	—	—	—	(63,193)
Conversion of convertible debt	—	—	8	—	—	—	8
Issuance of restricted stock	22	—	400	—	(400)	—	—
Amortization of restricted stock	—	—	—	—	2,119	—	2,119
Forfeiture of restricted stock	(26)	—	(310)	—	310	—	—
Tax effect from the exercise of non-qualified stock options	—	—	7,686	—	—	—	7,686

Balance at December 31, 2004 (Restated)	41,138	412	279,116	91,545	(4,535)	3,165	369,703
Net income (Restated)	—	—	—	87,089	—	—	87,089
Foreign currency translation, net of tax	—	—	—	—	—	(3,231)	(3,231)
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	(503)	(503)

Total comprehensive income (Restated)	—	—	—	—	—	—	83,355

Issuance of common stock to employees	2,248	22	31,307	—	—	—	31,329
Repurchase of common stock	(348)	(3)	(8,709)	—	—	—	(8,712)
Conversion of convertible debt	3	—	55	—	—	—	55
Issuance of restricted stock	412	4	10,995	—	(10,997)	—	2
Amortization of restricted stock	—	—	—	—	3,209	—	3,209
Tax effect from the exercise of non-qualified stock options		—	13,443	—	—	—	13,443

Balance at December 31, 2005 (Restated)	43,453	435	326,207	178,634	(12,323)	(569)	492,384
Net Income	—	—	—	20,357	—	—	20,357
Foreign currency translation, net of tax	—	—	—	—	—	2,205	2,205
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	893	893

Total comprehensive income	—	—	—	—	—	—	23,455

Issuance of common stock to employees	374	3	5,161	—	—	—	5,164
Conversion of convertible debt	6,700	67	117,917	—	—	—	117,984
Issuance of restricted stock	45	1	532	—	—	—	533
Forfeiture of restricted stock	—	—	(5)	—	—	—	(5)
Adoption of SFAS 123R	—	—	(12,323)	—	12,323	—	—
Stock-based compensation expense	—	—	5,846	—	—	—	5,846
Tax effect from the exercise of non-qualified stock options	—	—	1,940	—	—	—	1,940

Balance at December 31, 2006	50,572	$506	$445,275	$198,991	$—	$2,529	$647,301

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		2005	2004
	2006	(Restated)	(Restated)
(In thousands)
Operating activities
Net income	$20,357	$87,089	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(51,347)	(81,723)	(14,025)
(Gain) loss from investments accounted for under the profit-sharing method	857	857	1,578
(Gain) loss from application of financing method	(1,155)	(528)	—
Gain on sale of investment in Sunrise REIT debentures	—	(2,036)	—
Loss (gain) on sale of investments	5,610	—	—
Sunrise’s share of earnings and return on investment in unconsolidated communities	(12,285)	(13,423)	(5,005)
Write-off of unamortized contract costs	25,359	15,395	—
Impairment of long-lived assets	15,730	2,472	—
Loss on financial guarantees	89,676	—	—
Distributions of earnings from unconsolidated communities	66,669	26,895	6,513
Minority interest in income/loss of controlled entities	(6,916)	(6,721)	1,078
Provision for bad debts	14,632	1,675	2,325
Provision for deferred income taxes	(584)	31,925	(9,795)
Depreciation and amortization	48,648	42,195	40,027
Amortization of financing costs	1,404	1,483	2,018
Write-off of capitalized project costs	—	2,336	5,036
Amortization of deferred compensation	6,463	5,465	2,882
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(23,242)	3,850	(13,796)
Due from unconsolidated communities	(83,451)	(6,279)	(16,146)
Prepaid expenses and other current assets	(4,041)	(3,425)	(3,212)
Other assets	6,694	(6,189)	(2,517)
Increase (decrease) in:
Accounts payable and accrued expenses	13,862	62,227	41,849
Entrance fees	913	1,095	998
Self-insurance liabilities	30,186	21,885	24,038
Deferred revenue and gains on the sale of real estate	983	33,034	21,090

Net cash provided by operating activities	165,022	219,554	86,050

Investing activities
Capital expenditures	(187,326)	(134,291)	(111,316)
Acquisitions of business assets	(103,491)	(75,532)	—
Dispositions of property	83,290	56,246	146,139
Cash obtained in consolidation of Greystone	—	10,922	—
Change in restricted cash	(60,268)	(43,831)	11,462
Purchases of short-term investments	(172,575)	(62,825)	(26,350)
Proceeds from short-term investments	172,575	77,725	11,450
Increase in investments and notes receivable	(343,286)	(158,697)	(159,825)
Proceeds from investments and notes receivable	376,061	187,042	141,082
Investments in unconsolidated communities	(77,371)	(64,080)	(27,987)
Distributions of capital from unconsolidated communities	5,954	9,273	8,742

Net cash used in investing activities	(306,437)	(198,048)	(6,276)

Financing activities
Net proceeds from exercised options	4	29,065	29,726
Additional borrowings of long-term debt	154,140	149,539	112,781
Repayment of long-term debt	(90,781)	(137,296)	(119,451)
Contribution from minority interests	15,669	5,000	—
Distributions to minority interest	(630)	(1,021)	(724)
Financing costs paid	(75)	(2,622)	(392)
Repurchases of common stock	—	(8,712)	(63,193)

Net cash provided by (used in) in financing activities	78,327	33,953	(41,253)

Net (decrease) increase in cash and cash equivalents	(63,088)	55,459	38,521
Cash and cash equivalents at beginning of year	145,078	89,619	51,098

Cash and cash equivalents at end of year	$81,990	$145,078	$89,619

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

Organization

Sunrise Senior Living, Inc. (“Sunrise” or the “Company”) is a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Sunrise was incorporated in Delaware on December 14, 1994.

At December 31, 2006, Sunrise operated 440 communities, including 412 communities in the United States, 11 communities in Canada, 12 communities in the United Kingdom and five communities in Germany, with a total resident capacity of approximately 52,000. Sunrise communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing, rehabilitative care and hospice services. Sunrise develops senior living communities for itself, for unconsolidated ventures in which it retains an ownership interest and for third parties.

Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include Sunrise’s wholly owned and controlled subsidiaries. Variable interest entities (“VIEs”) in which Sunrise has an interest have been consolidated when Sunrise has been identified as the primary beneficiary. Commencing with Sunrise’s adoption of EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), entities in which Sunrise holds the managing member or general partner interest are consolidated unless the other members or partners have either (1) the substantive ability to dissolve the entity or otherwise remove Sunrise without cause or (2) substantive participating rights, which provide the other partner or member with the ability to effectively participate in the significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 was effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. There are no previously unconsolidated entities that required consolidation as a result of adoption of EITF 04-5. Investments in ventures in which Sunrise has the ability to exercise significant influence but does not have control over are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

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

2.	Restatement of Consolidated Financial Statements

Overview

The accompanying financial statements as of December 31, 2005 and for each of the two years in the period then ended have been restated. The restatement primarily resulted from adjustments related to accounting for owned real estate projects, investments in real estate ventures, revenue recognition related to development contracts of Greystone Communities, Inc. (“Greystone”), which Sunrise acquired in 2005, and stock-based compensation as described in further detail below. The tables that follow provide reconciliation between amounts previously reported and the restated amounts in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004. In addition, certain of the adjustments impacted periods prior to 2004 and the net effect of these prior adjustments is an $101.1 million reduction in total stockholders’ equity at January 1, 2004.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Real Estate Sales

Since 1997, Sunrise has entered into various real estate transactions, the most significant of which involved either (i) the sale of a partial interest in a development venture in which Sunrise retained an interest and entered into a management contract or (ii) the sale of mature senior living properties or a partial interest in such properties to a third party where Sunrise simultaneously entered into a management contract.

In most cases, Sunrise retained some form of continuing involvement including a partial ownership interest with preferences to the buyer, an obligation to complete the development, operating deficit funding obligations, support obligations or, in some instances, options or obligations to reacquire the property or the buyer’s interest in the property. The following describes the sale accounting issues adjusted in the restatement.

In certain projects, Sunrise acquired land and commenced development activities in a newly formed, wholly owned venture (generally owned in the legal form as a limited liability company). Sunrise sold a majority of the venture interests to a third party and recapitalized the venture while development of the project was underway. Sunrise acted as the developer and earned development fees from the venture. In addition, Sunrise sold certain senior living properties or a partial interest in such properties to a third party where Sunrise simultaneously entered into a management contract. Sunrise previously recognized income for such transactions to the extent cash received from the new venture exceeded the proportionate cost of the venture’s assets. Sunrise has reviewed all ventures entered into between 1997 and 2005 and has corrected the accounting for these transactions to consider the adequacy of the initial investment and various forms of continuing involvement as set forth in FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

Initial Investment and Options to Reacquire

In four transactions, the buyer’s initial investment was not adequate to achieve sale accounting treatment and under SFAS 66 the Company has now applied the deposit method. For an additional two transactions Sunrise retained the option to repurchase the property at a stated rate of return to the other venturer and under SFAS 66 the Company has now applied the financing method of accounting. Under both of these methods (which are described in more detail in Note 3) the real estate remains on Sunrise’s books and any amounts received from the buyer are recorded as a liability.

Cash Flow Preferences

In most instances, when a partial sale as described above occurred, the other venturer received a preference as to the cash flows of the venture. Historically, Sunrise did not consider these preferences in accounting for the sale of real estate. When transactions with these preferences exist, Sunrise has now applied all cash proceeds received from the venture against its remaining investment and profit is recognized only to the extent that proceeds from the sale exceed costs related to the entire property.

Continuing Support Obligations

Sunrise provided an uncapped guaranteed return on investment to the buyers in sale transactions for many of the mature communities. Historically, Sunrise did not recognize the impact of these guarantees unless they considered payment under the guarantees to be probable. However, when these forms of guarantees exist for an extended period of time, SFAS 66 precludes sale accounting and the Company has now applied the profit sharing method regardless of the probability of payment. If the guarantee is for a limited period of time, the deposit method has now been applied until the operations of the property cover all operating expenses, debt service, and contractual payments. At that time, profit is recognized on the basis of performance of services method as described below. Under both the deposit and profit sharing method, the property remains on Sunrise’s books and depreciation continues. Of the sale transactions evaluated, Sunrise identified four that are for an extended period of time and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

revised the accounting to the profit sharing method, while ten were revised to the deposit method and the performance of services method of accounting due to the limited period of time covered by the guarantees.

Sunrise also provided uncapped guarantees to support operations of certain ventures. If the guarantees are for an extended period of time, the Company applied the profit sharing method and the property remained on Sunrise’s books, net of any cash proceeds received from the buyer. If the guarantees are for a limited period of time, partial sale accounting was achieved; however, profit is recognized by the basis of performance of service method under SFAS 66. Under the basis of performance of service method, performance of those services is measured by the costs incurred and to be incurred (including operating costs of the venture) over the period during which the services are performed. Profit is recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service. Of the sale transactions evaluated, Sunrise identified three where the guarantees are for an extended period of time and revised the accounting to the profit sharing method and eight where the guarantees are for a limited period and were revised to be on the basis of performance of service method.

The impact to previously reported 2005 and 2004 pre-tax income was an increase in 2005 of $48.9 million and a reduction in 2004 of $57.3 million.

Accounting for Costs of Real Estate Projects

In connection with Sunrise’s development activities, Sunrise historically capitalized costs incurred for projects under development prior to acquisition of the land or purchase of an option to acquire the land. Sunrise then provided a reserve for project costs that may not be realizable based upon an estimated probability of success of the project. Sunrise also capitalized certain indirect costs to active projects where such costs were not clearly related to those projects. In accordance with FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”), preacquisition costs must be expensed as incurred unless: (i) the costs are directly identifiable with a specific property; (ii) the costs would be capitalized if the property were already acquired; and (iii) acquisition of the property is probable. In addition, indirect costs that are not clearly related to projects should be expensed as incurred. Sunrise has now capitalized only those costs that meet the criteria set forth above and has allocated such costs to specifically identifiable projects.

In addition, Sunrise has historically capitalized direct and indirect costs relating to the sales and marketing of condominium units which were being developed for sale to residents. SFAS 67 allows for capitalization of costs for tangible assets used throughout the selling process and other direct costs where their recovery is reasonably expected to be recovered from future sales. Sunrise now capitalizes only those direct costs that are reasonably expected to be recovered from future sales and has charged all indirect costs (advertising, promotion, etc.) to expense as incurred. Tangible assets that are expected to be recovered through future sales continue to be capitalized.

Accounting for Equity Method Investments with Preferences

Sunrise historically recognized its share of profit or loss of ventures which it accounts for using the equity method of accounting based on the percentage of Sunrise’s legal ownership interest in the venture. In accordance with Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”) the allocation of profit and losses should be analyzed to determine how an increase or decrease in the net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, the allocation of profits and losses previously recorded by Sunrise was not consistent with the provisions of SOP 78-9. Sunrise has restated its accounting to reflect its share of profits and losses by determining the difference between its “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that the investor would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

The impact to previously reported 2005 and 2004 pre-tax income was a decrease of $4.0 million and $4.1 million, respectively.

Revenue Recognition for Greystone Contracts

Included in “Professional fees from development, marketing and other” are fees earned by our Greystone subsidiary related to its development consulting agreements. From the acquisition date of May 10, 2005 through December 31, 2005, revenues were recognized based on billing milestones scheduled in the agreements. During the course of the accounting restatement, Sunrise determined that these were multiple element arrangements. Since there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we must defer revenue recognition until the completion of the development contract. The adjustment to operating revenues for 2005 was a reduction of $13.0 million.

Accounting for Stock-Based Compensation

As part of the restatement, Sunrise determined that certain stock option grants were not properly accounted for in Sunrise’s historical financial statements. A summary of the categories related to the stock option restatement follows (in thousands):

Cumulative
Amount of
Restatement
Adjustments
Category of Restatement	(pre-tax)

September 14, 1998 Stock Option Repricing	$27,302
Cancellation and Reissuance of Stock Options	6,144
Modification of Stock Option Awards	2,578
Grant of Stock Options to CEO	3,213
Other Miscellaneous Stock Option Issues	4,274

$43,511

September 14, 1998 Stock Option Repricing

On September 14, 1998, the Stock Option Committee granted replacement options to all employees, officers and directors who held outstanding stock options with an exercise price above $14.50 per share. The replacement options had an exercise price of $12.50 per share. The vesting terms and all other operative terms, other than the exercise price, remained the same, except for an increase in the vesting period for four officers. The original options were not canceled and the replacement options were not issued until Sunrise received the signed offer letter back from the optionee. The signed offer letter constituted an irrevocable acceptance of the terms and conditions of the replacement options. The signed offer letters were received by Sunrise on various dates in late 1998 and early 1999. Sunrise’s historical accounting did not recognize any compensation expense associated with this modification to reduce the exercise price nor did Sunrise recognize any compensation expense associated with this repricing pursuant to FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25, (“FIN 44”), when Sunrise began applying its provisions on July 1, 2000.

Sunrise has determined that the measurement date for the replacement stock options should have been the date that the Company acknowledged receipt of the signed offer letter for each optionee from the employees, officers and/or directors. Accordingly, the accounting has been adjusted to reflect the revised measurement date. For offer letters received and acknowledged by Sunrise prior to December 15, 1998, Sunrise has determined the appropriate

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

intrinsic value, as required under APB 25 and its interpretations, and recognized additional compensation expense over the stock options remaining vesting period. For offer letters received on December 15, 1998 or later, in addition to the determination of intrinsic value to recognize over the remaining vesting period, as of July 1, 2000 and the adoption of FIN 44, Sunrise has recognized additional compensation expense under the variable method of accounting. Under the variable method of accounting, compensation expense is adjusted each reporting period based on changes in the quoted market value of the stock.

The revision of the measurement date for these repriced options impacted approximately 270 grants for approximately 3,062,000 options and has resulted in additional stock compensation expense of approximately $27.3 million on a cumulative basis for all periods through December 31, 2005, including approximately $25.9 million for periods prior to 2004. The impact to previously reported 2005 and 2004 pre-tax income was a reduction of $1.3 million and $0.1 million, respectively.

Cancellation and Reissuance of Stock Options

From 1999 through 2001, Sunrise entered into several agreements with employees and officers to either cancel certain stock options and grant replacement options in the future, or grant new stock options with the agreement that the employee or officer would voluntarily cancel previously issued stock options in the future. The canceled options had exercise prices that were significantly above the then-current market price of Sunrise stock (i.e., the stock options were “out-of-the-money”). Sunrise’s historical accounting did not recognize any compensation expense because the exercise price of the options issued was equal to the then-current fair value of the Sunrise’s common stock on the grant date.

FIN 44 clarified and interpreted several aspects of APB 25 that had been previously applied inconsistently by companies. One issue addressed by FIN 44 was how to account for an option that is canceled where, concurrently, Sunrise agrees (through an oral or written agreement or implicit promise) to make a replacement option grant sometime in the future, or Sunrise issues new options with a prearranged agreement to cancel certain options in the future. If the employee or the officer was not subject to market risk or volatility of the Sunrise’s stock for a specified period, variable accounting is required for the replacement option.

Sunrise determined that variable accounting was required for approximately 916,000 replacement options, which resulted in additional stock compensation expense of approximately $6.1 million on a cumulative basis for all periods through December 31, 2005, including approximately $5.2 million for periods prior to 2004. The impact to previously reported 2005 and 2004 pre-tax income was a reduction of $0.7 million and $0.2 million, respectively.

Modification of Stock Option Awards

From 1998 through 2005, Sunrise entered into agreements with employees to modify specific terms under the stock option agreement to allow for accelerated vesting of options or the extension of the expiration period of vested options. These modifications allowed employees to exercise options that they would not otherwise have been able to exercise. In such situations, Sunrise should have recognized compensation expense for the difference between the modified options’ exercise price and the fair market value of our common stock on the date of modification. However, this charge was not properly recorded in our historical financial statements.

Sunrise has determined that additional compensation should have been recognized for approximately 30 grants totaling approximately 530,000 options. This additional compensation expense totaled approximately $2.6 million on a cumulative basis for all periods through December 31, 2005, including approximately $2.2 million for periods prior to 2004. The impact to previously reported 2005 and 2004 pre-tax income was a reduction of $0.3 million and $0.1 million, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Grant of Stock Options to CEO

During 2000, the Compensation Committee of Sunrise’s Board of Directors negotiated an employment contract with our CEO, Paul Klaassen. As part of the employment agreement, our CEO was granted 700,000 options. While approval by the Compensation Committee occurred in September 2000, the final required granting action was the approval of the employment agreement by the Board of Directors, which did not occur until November 2000. In that time period, the fair value of our common stock increased. In 2000, Sunrise did not record this additional compensation expense. Sunrise has determined that additional compensation expense totaled approximately $3.2 million on a cumulative basis for all periods through December 31, 2005. All of this expense related to periods prior to 2004.

Other Miscellaneous Stock Option Issues

Sunrise also identified several other less significant measurement date issues of approximately $4.3 million that were corrected.

The total amount of additional stock compensation expense identified in the Company’s accounting review as part of its restatement (“Accounting Review”) is $43.5 million, prior to the tax impact, on a cumulative basis for all periods through December 31, 2005, of which $40.5 million relates to periods prior to 2004. Stock compensation expense is increased by $2.3 million and $0.7 million for 2005 and 2004, respectively. The stock compensation expense is offset by an increase to contributed capital so there is no net impact to total stockholders’ equity resulting from this restatement adjustment.

Accounting for Reimbursed Expenses

Consistent with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), expenses incurred by Sunrise and reimbursed by a managed community are reported as community contract services reimbursement expense with corresponding reimbursement revenue in Sunrise’s Consolidated Statements of Income. Sunrise manages most of its communities under contracts which provide payment to Sunrise of a monthly management fee plus reimbursement of certain operating expenses, including payroll and related expenses of Sunrise employees, and food, supplies or services acquired by Sunrise for the communities. Sunrise has determined that errors occurred in the accumulation of these amounts resulting in an overstatement of the reported costs and related reimbursement revenue. Sunrise has adjusted both reimbursed expenses and revenues in the restated statements of income to correct these errors. The adjustments of these amounts had no impact on previously reported pre-tax income.

Other Adjustments

Sunrise also adjusted its financial statements for other less significant adjustments that were found as part of the Accounting Review, including interest capitalized on equity method investments, health insurance reimbursements, income taxes accounting for certain guarantees and accounting for variable interest entities. None of these adjustments are individually in excess of 3% of the total cumulative restatement net income impact.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The financial information presented in the table below has been adjusted to reflect the incremental impact on previously reported pre-tax and after-tax net income amounts resulting from the restatement adjustments discussed above. They are as follows (in thousands):

			Equity
		Cost of	Method
	Real	Real	Investments		Greystone		Total	Tax	Total
	Estate	Estate	with	Stock-Based	Revenue	Other	Adjustments	Effects of	Adjustments
Year	Sales	Projects	Preferences	Compensation	Recognition	Adjustments	Pre-Tax	Adjustments	Net of Tax

1996 (unaudited)	$—	$—	$—	$(92)	$—	$—	$(92)	$36	$(56)
1997 (unaudited)	67	—	—	(770)	—	—	(703)	274	(429)
1998 (unaudited)	(772)	—	—	(4,087)	—	—	(4,859)	1,895	(2,964)
1999 (unaudited)	(12,141)	—	—	(12,336)	—	—	(24,477)	9,546	(14,931)
2000 (unaudited)	(24,345)	(743)	(26,850)	(7,929)	—	(1,268)	(61,135)	23,033	(38,102)
2001 (unaudited)	(13,924)	(1,600)	22,974	(7,583)	—	(1,366)	(1,499)	1,119	(380)
2002 (unaudited)	(28,148)	(4,168)	962	(3,547)	—	(5,064)	(39,965)	13,618	(26,347)
2003 (unaudited)	(57,942)	(2,197)	(4,016)	(4,224)	—	(8,369)	(76,748)	29,279	(47,469)

Cumulative effect on Jan. 1, 2004 opening retained earnings	(137,205)	(8,708)	(6,930)	(40,568)	—	(16,067)	(209,478)	78,800	(130,678)

2004	(57,259)	(5,036)	(4,112)	(688)	—	(12,731)	(79,826)	32,255	(47,571)
2005	48,893	(2,336)	(4,024)	(2,255)	(13,034)	(11,645)	15,599	(10,252)	5,347

Total	$(145,571)	$(16,080)	$(15,066)	$(43,511)	$(13,034)	$(40,443)	$(273,705)	$100,803	$(172,902)

The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

	Stock-	Stock-	Stock-	Income Tax	Stock-Based
	Based	Based	Based	Effect Relating	Compensation
	Compensation	Compensation	Compensation	to Stock-Based	Expense
	Previously	Expense	Expense As	Compensation	Net of
Year	Reported	Adjustment	Restated	Expense	Income Tax

1996 (unaudited)	$—	$92	$92	$(36)	$56
1997 (unaudited)	—	770	770	(300)	470
1998 (unaudited)	—	4,087	4,087	(1,594)	2,493
1999 (unaudited)	—	12,336	12,336	(4,811)	7,525
2000 (unaudited)	—	7,929	7,929	(3,092)	4,837
2001 (unaudited)	—	7,583	7,583	(2,958)	4,625
2002 (unaudited)	700	3,547	4,247	(1,614)	2,633
2003 (unaudited)	2,728	4,224	6,952	(2,704)	4,248

Cumulative effect on Jan. 1, 2004 opening retained earnings	3,428	40,568	43,996	(17,109)	26,887

2004	2,100	688	2,788	(1,091)	1,697
2005	3,200	2,255	5,455	(2,124)	3,331

Total	$8,728	$43,511	$52,239	$(20,324)	$31,915

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Effect of Restatement Adjustments

Statements of Income

The following table summarizes the consolidated statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the years ended December 31, 2005 and 2004. In addition, the table includes amounts that have been reclassified to conform to the current year’s presentation, including separately disclosing buy out fees which were previously included in management fees, separately disclosing provision for doubtful accounts which was included in general and administrative, and separately disclosing the write-off of unamortized contract costs which were included in depreciation and amortization.

Sunrise Senior Living, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2005			2004
	As			As
	Previously	Increase	As	Previously	Increase	As
(in thousands except per share amounts):	Reported	(Decrease)	Restated	Reported	(Decrease)	Restated

Operating revenue:
Management fees	$188,005	$(83,182)	$104,823	$90,184	$(2,679)	$87,505
Buyout fees	—	83,036	83,036	—	—	—
Professional fees	40,715	(15,795)	24,920	16,775	(5,826)	10,949
Resident and ancillary fees	355,151	29,516	384,667	342,786	23,838	366,624
Reimbursable contract services	1,235,608	(323,616)	911,992	996,726	(194,164)	802,562

Total operating revenues	1,819,479	(310,041)	1,509,438	1,446,471	(178,831)	1,267,640

Operating expenses:
Development and venture expense	31,541	10,425	41,966	14,638	8,707	23,345
Community and ancillary	272,616	23,493	296,109	258,667	17,290	275,957
Community lease expense	48,401	1,369	49,770	47,085	(107)	46,978
General and administrative	90,716	15,885	106,601	72,362	13,718	86,080
Provision for doubtful accounts	—	1,675	1,675	—	2,325	2,325
Impairment of long-lived assets		2,472	2,472	—	—	—
Depreciation and amortization	43,432	(451)	42,981	21,378	18,649	40,027
Write-off of unamortized contract costs	—	14,609	14,609	—	—	—
Reimbursable contract services	1,235,608	(323,616)	911,992	996,726	(194,164)	802,562

Total operating expenses	1,722,314	(254,139)	1,468,175	1,410,856	(133,582)	1,277,274

(Loss) income from operations	97,165	(55,902)	41,263	35,615	(45,249)	(9,634)

Other non-operating income (expense):
Interest income	6,977	(746)	6,231	8,533	(2,943)	5,590
Interest expense	(3,518)	(8,364)	(11,882)	(7,069)	(5,246)	(12,315)
Gain on investments	—	2,036	2,036	—	—	—
Other income (expense)	3,939	(834)	3,105	—	4,111	4,111

Total other non-operating income (expense)	7,398	(7,908)	(510)	1,464	(4,078)	(2,614)
Gain on sale and development of real estate and equity interests	9,230	72,493	81,723	34,684	(20,659)	14,025
Sunrise’s share of earnings and return on investment in unconsolidated communities	13,235	237	13,472	9,394	(7,886)	1,508
Loss from investments accounted for under the profit-sharing method	—	(857)	(857)	—	(1,578)	(1,578)
Minority interests	(815)	7,536	6,721	(701)	(377)	(1,078)

Income before provision for income taxes	126,213	$15,599	141,812	80,456	(79,827)	629
(Provision for) benefit from income taxes	(46,471)	(8,252)	(54,723)	(29,769)	30,254	485

Net income	$79,742	$7,347	$87,089	$50,687	$(49,573)	$1,114

Earnings per share data:
Basic net income per common share	$1.92	$0.18	$2.10	$1.25	$(1.22)	$0.03
Diluted net income per common share	1.67	0.15	1.82	1.12	(1.09)	0.03

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Balance Sheets

The following table sets forth the consolidated balance sheets for Sunrise, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of December 31, 2005. In addition, the table includes amounts that have been reclassified to conform to the current year’s presentation including separately disclosing current restricted cash, prepaid insurance which was previously included in prepaid expenses and other current assets, accounts payable, accrued expenses and self-insurance liabilities, all of which were included in accounts payable and accrued expenses.

Sunrise Senior Living, Inc.
Consolidated Balance Sheet

	December 31, 2005
	As
	Previously	Increase	As
(in thousands)	Reported	(Decrease)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$225,279	$(80,201)	$145,078
Accounts receivable, net	59,384	(838)	58,546
Notes receivable, net	16,461	—	16,461
Due from unconsolidated communities	58,358	(4,102)	54,256
Deferred income taxes, net	20,721	(196)	20,525
Restricted cash		11,609	11,609
Prepaid insurance	—	4,338	4,338
Prepaid expenses and other current assets	36,569	(20,494)	16,075

Total current assets	416,772	(89,884)	326,888
Property and equipment, net	458,546	35,523	494,069
Property and equipment subject to a sales contract, net	—	255,231	255,231
Property and equipment subject to financing, net	—	64,174	64,174
Note receivable	6,325	(2,369)	3,956
Intangible assets, net	86,241	10,433	96,674
Goodwill	165,028	(11,700)	153,328
Investments in unconsolidated communities	137,905	(74,565)	63,340
Investments accounted for under the profit sharing method	—	558	558
Investments	7,589	(1,979)	5,610
Restricted cash	—	106,176	106,176
Other assets, net	49,870	(32,089)	17,781

Total assets	$1,328,276	$259,509	$1,587,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$51,368	$1,004	$52,372
Accounts payable	256,173	(242,524)	13,649
Accrued expenses	—	158,619	158,619
Deferred revenue	8,415	(695)	7,720
Entrance fees	25,953	1,008	26,961
Self-insurance liabilities	—	21,363	21,363

Total current liabilities	341,909	(61,225)	280,684
Long-term debt, less current maturities	151,421	44,603	196,024
Deposits related to properties subject to a sales contract	—	324,782	324,782
Liabilities related to properties accounted for under the financing method	—	64,208	64,208
Investments accounted for under the profit sharing method	—	5,664	5,664
Guarantee liabilities	—	4,444	4,444
Self-insurance liabilities	—	62,823	62,823
Deferred gains on the sale of real estate and deferred revenues	—	28,226	28,226
Deferred income tax liabilities	165,957	(87,953)	78,004
Other long-term liabilities, net	32,131	5,699	37,830

Total liabilities	691,418	391,271	1,082,689

Minority interests	4,181	8,531	12,712
Stockholders’ equity:
Common stock	435	—	435
Additional paid-in capital	294,400	31,807	326,207
Retained earnings	351,538	(172,904)	178,634
Deferred compensation — restricted stock	(12,323)	—	(12,323)
Accumulated other comprehensive income	(1,373)	804	(569)

Total stockholders’ equity	632,677	(140,293)	492,384

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,328,276	$259,509	$1,587,785

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the consolidated balance sheets for Sunrise, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of December 31, 2004. In addition, the table includes amounts that have been reclassified to conform to the current year’s presentation including separately disclosing current restricted cash, prepaid insurance, which was previously included in prepaid expenses and other current assets, and accounts payable, accrued expenses and self-insurance liabilities, all of which were included in accounts payable and accrued expenses.

Sunrise Senior Living, Inc.

Consolidated Balance Sheet

	December 31, 2004
	As
	Previously	Increase	As
(in thousands)	Reported	(Decrease)	Restated
ASSETS

Current assets:
Cash and cash equivalents	$141,883	$(52,264)	$89,619
Short-term investments	14,900	—	14,900
Accounts receivable, net	61,999	397	62,396
Notes receivable, net	2,875	—	2,875
Due from unconsolidated communities	55,823	(7,846)	47,977
Deferred income taxes, net	25,412	14,049	39,461
Restricted cash	—	8,308	8,308
Prepaid insurance	—	13,289	13,289
Prepaid expenses and other current assets	27,803	(24,104)	3,699

Total current assets	330,695	(48,171)	282,524
Property and equipment, net	369,632	(10,562)	359,070
Property and equipment subject to a sales contract, net	—	473,485	473,485
Property and equipment — subject to financing, net	—	28,988	28,988
Note receivable	40,700	(14,278)	26,422
Intangible assets, net	83,336	(8,355)	74,981
Goodwill	123,713	(1,888)	121,825
Investments in unconsolidated communities	93,016	(60,017)	32,999
Investments accounted for under the profit sharing method	—	2,553	2,553
Investments	7,416	(1,805)	5,611
Investment in Sunrise REIT debentures	20,757	—	20,757
Restricted cash	—	65,646	65,646
Other assets, net	36,491	(24,899)	11,592

Total assets	$1,105,756	$400,697	$1,506,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$35,264	$—	$35,264
Accounts payable	-0-	8,972	8,972
Accrued expenses	185,219	(70,414)	114,805
Deferred revenue	6,202	(2,707)	3,495
Entrance fees	25,866	—	25,866
Self-insurance liabilities	—	15,596	15,596

Total current liabilities	252,551	(48,553)	203,998
Long-term debt, less current maturities	156,402	—	156,402
Deposits related to properties subject to a sales contract	—	599,071	599,071
Liabilities related to properties accounted for under the financing method	—	24,247	24,247
Investments accounted for under the profit sharing method	—	5,413	5,413
Guarantee Liabilities	—	1,540	1,540
Self-insurance liabilities	—	46,705	46,705
Deferred gains on the sale of real estate and deferred revenue	—	6,986	6,986
Deferred income taxes	148,790	(85,153)	63,637
Other long-term liabilities, net	22,915	4,256	27,171

Total liabilities	580,658	554,512	1,135,170

Minority interests	1,580	—	1,580
Stockholders’ equity:
Common stock	412	—	412
Additional paid-in capital	247,999	31,116	279,115
Retained earnings	271,796	(180,250)	91,546
Deferred compensation — restricted stock	(4,535)	—	(4,535)
Accumulated other comprehensive income	7,846	(4,681)	3,165

Total stockholders’ equity	523,518	(153,815)	369,703

Total liabilities and stockholders’ equity	$1,105,756	$400,697	$1,506,453

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash Flows

The following table summarizes the consolidated statements of cash flows for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the years ended December 31, 2005 and 2004. In addition, the table includes amounts that have been reclassified to conform to the current year’s presentation, including separately disclosing the write-off of unamortized contract costs which was previously included in depreciation and amortization and self-insurance liabilities which was included in accounts payable and accrued expenses.

	Years Ended December 31,
	2005			2004
	As			As
	Previously	Increase	As	Previously	Increase	As
	Reported	(Decrease)	Restated	Reported	(Decrease)	Restated

Operating activities
Net income	$79,742	$7,347	$87,089	$50,687	$(49,573)	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(9,230)	(72,493)	(81,723)	(34,684)	20,659	(14,025)
Gain on sale of Sunrise REIT Debentures	(3,939)	1,903	(2,036)	—	—	—
Gain from application of financing method	—	(528)	(528)	—	—	—
Gain from investment accounted for under the profit-sharing method	—	857	857	—	1,578	1,578
Sunrise’s share of earnings and return on investment in unconsolidated communities	(13,235)	(188)	(13,423)	(9,394)	4,389	(5,005)
Impairment of long-lived assets	—	2,472	2,472	—	—	—
Write-off of unamortized contract costs	—	15,395	15,395	—	—	—
Distributions of earnings from unconsolidated communities	8,293	18,602	26,895	7,501	(988)	6,513
Minority interests in income/loss of controlled entities	815	(7,536)	(6,721)	701	377	1,078
Provision for bad debts	1,531	144	1,675	1,364	961	2,325
Provision for deferred income taxes	21,858	10,067	31,925	17,843	(27,965)	(9,795)
Depreciation and amortization	43,432	(1,237)	42,195	21,378	18,649	40,027
Write-off of capitalized project costs	—	2,336	2,336	—	5,036	5,036
Amortization of financing costs	1,483	—	1,483	2,018	—	2,018
Amortization of deferred compensation	3,210	2,255	5,465	2,119	763	2,882
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	13,196	(9,346)	3,850	(12,835)	(961)	(13,796)
Prepaid expenses and other current assets	(22,207)	18,782	(3,425)	(26,310)	23,098	(3,212)
Due from unconsolidated communities	—	(6,279)	(6,279)	—	(16,146)	(16,146)
Other assets	2,671	(8,860)	(6,189)	(2,517)	—	(2,517)
Increase (decrease) in:
Accounts payable and accrued expenses	68,755	(6,528)	62,227	66,926	(25,077)	41,849
Entrance fees	87	1,008	1,095	997	1	998
Self-insurance liabilities	—	21,885	21,885	—	24,038	24,038
Deferred revenue and gains on the sale of real estate	2,288	30,746	33,034	431	20,659	21,090

Net cash provided by (used in) operating activities	198,750	20,804	219,554	86,225	(502)	86,050

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2005			2004
	As			As
	Previously	Increase	As	Previously	Increase	As
	Reported	(Decrease)	Restated	Reported	(Decrease)	Restated

Investing activities
Capital expenditures	(134,291)	—	(134,291)	(110,662)	—	(110,989)
Acquisition of business assets	(75,532)	—	(75,532)	—	—	—
Cash obtained in consolidation of Greystone	—	10,922	10,922	—	—	—
Cash obtained from Sunrise At Home	1,138	(1,138)	—	—	—	—
Disposition of property	56,246	—	56,246	146,139	—	146,139
Purchases of short-term investments	(62,825)	—	(62,825)	(26,350)	—	(26,350)
Proceeds from short-term investments	77,725	—	77,725	11,450	—	11,450
Increase in investments and notes receivable	(158,697)	—	(158,697)	(159,825)	—	(159,825)
Proceeds from investments and notes receivable	187,042	—	187,042	141,082	—	141,082
Change in restricted cash	(3,908)	(39,923)	(43,831)	12,762	(1,300)	11,462
Contributions to unconsolidated communities	(64,080)	—	(64,080)	(27,987)	—	(27,987)
Distributions from unconsolidated communities	27,875	(18,602)	9,273	7,754	988	8,742

Net cash used in investing activities	(149,307)	(48,741)	(198,048)	(5,637)	(312)	(6,276)

Financing activities
Net proceeds from exercised options	29,065	—	29,065	29,726	—	29,726
Additional borrowings of long-term debt	148,539	1,000	149,539	112,781	—	112,781
Repayment of long-term debt	(137,296)	—	(137,296)	(119,451)	—	(119,451)
Capital contributed by At Home stockholders	5,000	—	5,000	—	—	—
Distribution to minority interest	(1,021)	—	(1,021)	(724)	—	(724)
Financing costs paid	(1,622)	(1,000)	(2,622)	(392)	—	(392)
Repurchases of common stock	(8,712)	—	(8,712)	(63,193)	—	(63,193)

Net cash provided by (used in) in financing activities	33,953	—	33,953	(41,253)	—	(41,253)

Net increase (decrease) in cash and cash equivalents	83,396	(27,937)	55,459	39,335	(814)	38,521
Cash and cash equivalents at beginning of period	141,883	(52,264)	89,619	102,548	(51,450)	51,098

Cash and cash equivalents at end of period	$225,279	$(80,201)	$145,078	$141,883	$(52,264)	$89,619

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Sunrise considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Restricted Cash

Sunrise utilizes large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). Sunrise has self-insured a portion of the Self-Insured Risks through its wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance to and receives premiums from Sunrise that are reimbursed through expense allocations to each operated community and Sunrise. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by Sunrise Captive is available to pay claims. At December 31, 2006 and 2005, the self-insurance liability was $114.4 million and $84.2 million, respectively, and the cash held by the Sunrise Captive was $95.3 million and $46.4 million, respectively. The earnings from the investment of the cash of Sunrise Captive are used to pay the liabilities of Sunrise Captive. Restricted cash also includes escrow accounts related to other insurance programs, land deposits and other items.

Allowance for Doubtful Accounts

Sunrise provides an allowance for doubtful accounts on its outstanding receivables based on an analysis of collectibility, including its collection history and generally does not require collateral to support outstanding balances.

Notes Receivable

Sunrise on occasion may provide financing to unconsolidated ventures at negotiated interest rates. These loans are included in “Notes receivable” in the consolidated balance sheets. The collectibility of these notes is monitored based on the current performance of the ventures, the budgets and projections for future performance. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, Sunrise would establish a reserve to write-down the notes to their net realizable value and generally does not require collateral to support outstanding balances.

Due from Unconsolidated Communities

Due from unconsolidated communities represents amounts due from unconsolidated ventures for development and management costs, including development fees, operating costs such as payroll and insurance costs, and management fees. Development costs are reimbursed when third-party financing is obtained by the affiliate. Operating costs are generally reimbursed within thirty days.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the remaining lease term. Repairs and maintenance are charged to expense as incurred.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In conjunction with the acquisition, development and construction of communities, preacquisition costs are expensed as incurred until we determine that the costs are directly identifiable with a specific property, the costs would be capitalized if the property were already acquired, and acquisition of the property is probable. Upon acquisition of the land, the Company commences capitalization of all direct and indirect project costs clearly associated with the development and construction of the community. Sunrise expenses indirect costs as incurred that are not clearly related to projects. Sunrise charges direct costs to the projects to which they relate. If a project is abandoned, we expense any costs previously capitalized. We capitalize the cost of the corporate development department based on the time employees devote to each project. We capitalize interest as described in “Capitalization of Interest Related to Development Projects” and other carrying costs to the project and the capitalization period continues until the asset is ready for its intended use or is abandoned.

We capitalize the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery is reasonably expected from future sales.

The Company reviews the carrying amounts of long-lived assets for impairment when indicators of impairment are identified. If the carrying amount of the long-lived asset (group) exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset (group) Sunrise records an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the assets. Sunrise determines the fair value of long-lived assets based upon valuation techniques that include prices for similar assets (group).

Real Estate Sales

The Company accounts for sales of real estate in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”). For sales transactions meeting the requirements of SFAS 66 for full accrual profit recognition, the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full accrual profit recognition, the Company accounts for the transactions in accordance with the methods specified in SFAS 66. For sales transactions that do not contain continuing involvement following the sale or if the continuing involvement with the property is contractually limited by the terms of the sales contract, profit is recognized at the time of sale. This profit is then reduced by the maximum exposure to loss related to the contractually limited continuing involvement. Sales to entities in which the Company has an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS 66.

For sales transactions that do not meet the full accrual sale criteria as set forth in SFAS 66, the Company evaluates the nature of the continuing involvement and accounts for the transaction under an alternate method of accounting rather than full accrual sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.

Venture agreements may contain provisions which provide the Company with an option or obligation to repurchase the property from the venture at a fixed price that is higher than the sales price. In these instances, the financing method of accounting is followed. Under the financing method of accounting, the Company records the amounts received from the buyer as a financing obligation and continues to keep the property and related accounts recorded on its books. The results of operations of the property, net of expenses other than depreciation (net operating income), is reflected as “interest expense” on the financing obligation. Because the transaction includes an option or obligation to repurchase the asset at a higher price, interest is recorded to accrete the liability to the repurchase price. Depreciation expense continues to be recorded as a period expense. All cash paid or received by the Company is recorded as an adjustment to the financing obligation. If the repurchase option or obligation expires and all other criteria for profit recognition under the full accrual method have been met, a sale is recorded and gain is recognized. The assets are recorded in “Property and equipment subject to financing, net” in the consolidated

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

balance sheets, and the liabilities are recorded in “Liabilities related to properties accounted for under the financing method” in the consolidated balance sheets.

In transactions accounted for as partial sales, the Company determines if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, profit, including the Company’s development fee, is only recognizable to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

The Company also may provide a guarantee to support the operations of the properties. If the guarantees are for an extended period of time, the Company applies the profit-sharing method and the property remains on the books, net of any cash proceeds received from the buyer. If support is required for a limited period of time, sale accounting is achieved and profit on the sale may begin to be recognized on the basis of performance of the services required when there is reasonable assurance that future operating revenues will cover operating expenses and debt service.

Under the profit-sharing method, the property portion of the Company’s net investment account is amortized over the life of the community’s fixed assets. Results of operations of the communities before depreciation, interest and fees paid to the Company is recorded as “Loss from investments accounted for under the profit-sharing method” in the consolidated statements of income. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the investment account. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by Sunrise is recorded as an adjustment to the investment account. These transactions are reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets.

The Company provided a guaranteed return on investment to certain buyers of properties. When the guarantee is for an extended period of time, SFAS 66 precludes sale accounting and the Company applied the profit-sharing method. If the guarantee is required for a limited period of time, the deposit method is followed until operations of the property cover all operating expenses, debt service, and contractual payments, at which time profit is recognized under the performance of services method.

Under the deposit method, the Company does not recognize any profit, and continues to report in its financial statements the property and related debt even if the debt has been assumed by the buyer, and discloses that those items are subject to a sales contract. The Company continues to record depreciation expense. All cash paid or received by the Company is recorded as an adjustment to the deposit. When the transaction qualifies for profit recognition under the full accrual method, the application of the deposit method is discontinued and the gain is recognized provided that there are no other forms of continuing involvement. The assets are recorded in “Property and equipment, subject to a sales contract, net” and the liabilities are recorded in “Deposits related to properties subject to a sales contract” in the consolidated balance sheets.

Capitalization of Interest Related to Development Projects

Interest is capitalized on real estate under development, including investments in ventures in accordance with SFAS No. 34, Capitalization of Interest Cost, (“SFAS 34”) and in accordance with FASB Statement No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (“SFAS 58”). Under SFAS 34 the capitalization period commences when development begins and continues until the asset is ready for its intended use or the enterprise suspends substantially all activities related to the acquisition of the asset. Under SFAS 58, Sunrise capitalizes interest on its investment in ventures for which the equity therein is utilized to construct buildings and ceases capitalizing interest on Sunrise’s equity investment when the first property in the portfolio commences operations. The amount of interest capitalized is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based on specific borrowings to the extent there are specific borrowings. When project specific borrowing do not exist or are less than the amount of qualifying assets, the calculation for such excess uses a weighted average of all other debt outstanding.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Intangible Assets

Sunrise capitalized costs incurred to acquire management, development and other contracts. In determining the allocation of the purchase price to net tangible and intangible assets acquired, Sunrise makes estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals.

Intangible assets are valued using expected discounted cash flows and are amortized using the straight-line method over the remaining contract term, generally ranging from one to 30 years. The carrying amounts of intangible assets are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the asset (group) exceeds the undiscounted expected cash flows that are directly associated with the use and eventually dispositions of the asset (group), an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value.

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Sunrise evaluates the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that Sunrise may not be able to recover the carrying amount of the asset. Sunrise evaluates the fair value of goodwill at the reporting unit level and makes the determination based upon future cash flow projections. Sunrise records an impairment loss for goodwill when the carrying value of the intangible assets is less than the estimated fair value.

Investments in Unconsolidated Communities

The Company holds a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. The equity interest in these ventures generally ranges from 10% to 50%.

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), the Company reviews all of its ventures to determine if they are variable interest entities. If a venture is a variable interest entity, it is consolidated by the primary beneficiary, which is the variable interest holder that absorbs the majority of the ventures expected losses, receives a majority of the entity’s expected residual returns, or both. Sunrise performs an analysis for each of its ventures to determine if they are VIEs and, if so, to determine which variable interest holder is the primary beneficiary. At December 31, 2006, Sunrise consolidated eight variable interest entities where it is the primary beneficiary.

In accordance with EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. The Company has reviewed all ventures that are not VIEs where it is the general partner or managing member and has determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated under EITF 04-5.

For ventures not consolidated Sunrise applies the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”). Equity method investments are initially recorded at cost and subsequently are adjusted for the Company’s share of the venture’s earnings or losses and cash distributions. In accordance with SOP 78-9 the allocation of profit and losses should be analyzed to determine how an increase and decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, Sunrise

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

reflects its share of profits and losses by determining the difference between its “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that the investor would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Sunrise’s reported share of earnings is adjusted for the impact, if any, of basis differences between the Company’s carrying value of the equity investment and its share of the venture’s underlying assets. The Company generally does not have future requirements to contribute additional capital over and above the original capital commitments, and in accordance with APB 18, the Company discontinues applying the equity method of accounting when its investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of Sunrise’s ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by Sunrise are first recorded as a reduction of Sunrise’s investment. Next, Sunrise records a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as “Sunrise’s share of earnings and return on investment in unconsolidated communities” in the consolidated statements of income.

Sunrise evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that its investment is other than temporarily impaired.

Deferred Financing Costs

Costs incurred in connection with obtaining permanent financing for Sunrise consolidated communities are deferred and amortized over the term of the financing using the effective interest method. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.

Loss Reserves For Certain Self-Insured Programs

The Company offers a variety of insurance programs to the communities Sunrise operates. These programs include property insurance, general and professional liability insurance, excess/umbrella liability insurance, crime insurance, automobile liability and physical damage insurance, workers’ compensation and employers’ liability insurance and employment practices liability insurance (the “Insurance Program”). Each community Sunrise operates is charged its proportionate share of the cost of the Insurance Program.

The Company utilizes large deductible blanket insurance programs in order to contain costs for certain of the lines of insurance risks in the Insurance Program including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). The design and purpose of a large deductible insurance program is to reduce overall premium and claim costs by internally financing lower cost claims that are more predictable from year to year, while buying insurance only for higher-cost, less predictable claims.

The Company has self-insured a portion of the Self-Insured Risks through the Sunrise Captive. The Sunrise Captive issues policies of insurance to and receives premiums from the Company that are reimbursed through expense allocation to each operated community and the Company. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sunrise records outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies issued by SCIC based on the recommendations of independent actuaries. The Company believes that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2006, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined.

Employee Health and Dental Benefits

Sunrise offers employees an option to participate in the Company’s self-insured health and dental plan. The cost of Sunrise employee health and dental benefits, net of employee contributions, is shared between Sunrise and the communities based on the respective number of participants working either at Sunrise’s corporate headquarters or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by Sunrise. Although claims under this plan are self-insured, Sunrise has aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. Sunrise also records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims and is based on the recommendations of an independent actuary. Sunrise believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2006, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on their proportionate share of any changes.

Continuing Care Agreements

Sunrise leases communities under operating leases and owns communities that provide life care services under various types of entrance fee agreements with residents (“Entrance Fee Communities”). Residents of Entrance Fee Communities are required to sign a continuing care agreement with Sunrise. The care agreements stipulate, among other things, the amount of all entrance and monthly fees, the type of residential unit being provided, and Sunrise’s obligation to provide both health care and non-health care services. In addition, the care agreements provide Sunrise with the right to increase future monthly fees. The care agreements are terminated upon the receipt of a written termination notice from the resident or the death of the resident. Entrance fees are refundable to the resident or the resident’s estate depending on the form of the agreement either upon reoccupancy or termination of the care agreement.

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected negative net present value cash flow and, as such, a liability of $1.3 million has been recorded in the consolidated financial statements as of December 31, 2006.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations in accordance with APB 21, Interest on Receivables and Payables. Entrance fees were $38.1 million and $27.0 million at December 31, 2006 and 2005, respectively. None of these refundable entrance fees are amortized into income.

Non-refundable portions of entrance fees are deferred and recognized as revenue using the straight-line method over the actuarially determined expected term of each resident’s contract.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Guarantees

Guarantees entered into in connection with the sale of real estate often prevent Sunrise from either accounting for the transaction as a sale of an asset or recognizing in earnings the profit from the sale transaction. Guarantees not entered into in connection with the sale of real estate are considered financial instruments. For guarantees considered financial instruments Sunrise recognizes at the inception of a guarantee or the date of modification, a liability for the fair value of the obligation undertaken in issuing a guarantee. On a quarterly basis, Sunrise evaluates the estimated liability based on the operating results and the terms of the guarantee. If it is probable that Sunrise will be required to fund additional amounts than previously estimated a loss is recorded. Fundings that are recoverable as a loan from a venture are considered in the determination of the contingent loss recorded. Loan amounts are evaluated for impairment at inception and then quarterly.

Asset Retirement Obligations

In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, Asset Retirement Obligations (“FIN 47”) Sunrise records a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

Certain of our operating real estate assets contain asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations, and Sunrise has no current plans to remove the asbestos. When, and if, these properties are demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed of. Because the obligation to remove the asbestos has an indeterminable settlement date, Sunrise is not able to reasonably estimate the fair value of this asset retirement obligation. Asbestos has also been found at some of Sunrise’s development sites where old buildings are scheduled to be demolished and replaced with new Sunrise facilities. As of December 31, 2006 and 2005 Sunrise’s estimates for asbestos removal costs for these sites were insignificant.

In addition, certain of our long-term ground leases include clauses that may require Sunrise to dispose of the leasehold improvements constructed on the premises at the end of the lease term. These costs, however, are not estimable due to the range of potential settlement dates and variability among properties. Further, the present value of the expected costs are insignificant as the remaining term of each of the leases is fifty years or more.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Sunrise records the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how these events are treated for tax purposes. Sunrise bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.

Revenue Recognition for Management, Development and Professional Fees

“Management fees” is comprised of fees from management contracts for operating communities owned by unconsolidated ventures and other third parties, which consist of base management fees, incentive management fees and consulting fees for operating communities. The management fees are generally between five and eight percent of a managed community’s total operating revenue. Fees are recognized in the month they are earned in accordance with the terms of the management contract.

“Buyout fees” is comprised of fees received from Five Star Quality Care related to the buyout of management contracts.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

“Reimbursable contract services” is comprised of reimbursements for expenses incurred by Sunrise on behalf of communities operated by Sunrise under long-term management agreements. Revenue is recognized when Sunrise incurs the related costs. The related costs are included in “Reimbursable contract services” expense.

“Professional fees from development, marketing and other” is comprised of fees received for services provided prior to the opening of an unconsolidated community. Sunrise’s development fees related to building design and construction oversight are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage of completion portion of the revenues. Greystone’s development contracts are multiple element arrangements. Since there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, Sunrise defers revenue recognition until the completion of the development contract. Deferred development revenue for these contracts were $15.1 million and $13.0 million at December 31, 2006 and 2005, respectively and is included in “Deferred gains on the sale of real estate and deferred revenues” in the balance sheet.

Sunrise, along with third-party partners, invests in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment. Sunrise consolidated these ventures that are formed to invest in the project as it controls them. No revenue is recognized until the permanent financing is in place.

“Resident and ancillary fees” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.

Stock-Based Compensation

On January 1, 2006, Sunrise adopted the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), to record compensation expense for its employee stock options, restricted stock awards, and employee stock purchase plan. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and its related implementation guidance. Prior to the adoption of SFAS 123(R), Sunrise followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

SFAS 123(R) requires that all share-based payments to employees be recognized in the consolidated statements of income based on their grant date fair values with the expense being recognized over the requisite service period. Sunrise uses the Black-Scholes model to determine the fair value of its awards at the time of grant.

Foreign Currency Translation

Sunrise’s reporting currency is the U.S. dollar. Certain of its subsidiaries’ functional currencies are the local currency of the respective country. Balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period except for stockholders’ equity accounts and intercompany accounts with consolidated subsidiaries that are considered to be of a long-term nature, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated at a weighted average of exchange rates during the period. The cumulative effect of the translation is included in “Accumulated other comprehensive (loss) income” in the consolidated balance sheets.

Advertising Costs

Sunrise expenses advertising as incurred. Total advertising costs for the years ended December 31, 2006, 2005 and 2004 was $3.3 million, $3.6 million, and $3.6 million, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Legal Contingencies

Sunrise is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Sunrise records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Sunrise reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.

Future Adoption of Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for Sunrise as of January 1, 2007, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Sunrise is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. SFAS 157 is effective for Sunrise as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. Sunrise is evaluating the impact that SFAS 157 will have on its financial statements.

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (“EITF 06-8”). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 is effective for Sunrise at January 1, 2007. Sunrise is currently developing one condominium project for an unconsolidated venture. The venture has not recorded sales to date. The venture will apply EITF 06-8 for all future sales.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The irrevocable election of the fair value option is made on an instrument by instrument basis, and applied to the entire instrument, and not just a portion of it. The changes in fair value of each item elected to be measured at fair value are recognized in earnings each reporting period. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate any existing disclosure requirements. This standard is effective for Sunrise as of January 1, 2008. Sunrise is evaluating the impact that SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity. The standards are effective for Sunrise as of January 1, 2009, and earlier adoption is prohibited.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts
	Receivable	Other Assets	Total

Balance January 1, 2004	$3,679	—	$3,679
Provision for doubtful accounts	2,325	—	2,325
Write-offs	(4,116)	—	(4,116)

Balance, December 31, 2004	1,888	—	1,888
Provision for doubtful accounts	1,675	—	1,675
Write-offs	(1,065)	—	(1,065)

Balance, December 31, 2005	2,498	—	2,498
Provision for doubtful accounts	6,632	$8,000	14,632
Write-offs	(1,626)	—	(1,626)

Balance, December 31, 2006	$7,504	$8,000	$15,504

Allowance for doubtful accounts for accounts receivable relates primarily to resident and Trinity receivables. Allowance for doubtful accounts for other assets of $8.0 million is related to a receivable resulting from prior fundings under a guarantee which was previously determined to be collectible.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
			2005
	Asset Lives	2006	Restated

Land and land improvements	15 years	$76,456	$63,253
Building and building improvements	40 years	330,431	290,216
Furniture and equipment	3-10 years	122,479	93,997

		529,366	447,466
Less accumulated depreciation and amortization		(125,315)	(98,914)

		404,051	348,552
Construction in progress		205,334	145,517

Property and equipment, net		$609,385	$494,069

Depreciation expense for property and equipment was $27.1 million, $20.4 million, and $17.2 million in 2006, 2005, and 2004, respectively, excluding depreciation expense related to properties subject to the deposit method, financing method and profit-sharing method of accounting. See Note 7.

During 2006 the Company recorded an impairment charge of $15.7 million related to seven small senior living communities which were acquired between 1996 and 1999.

6.	Acquisitions

Raiser Portfolio

In August 2006, Sunrise acquired the long term management contracts of two San Francisco Bay Area continuing retirement communities (“CCRCs”) and the ownership of one community from Raiser Resources, LLC

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

and Raiser Senior Services, LLC. The two managed communities are condominiums owned by the residents. The three communities have a combined capacity of more than 200 residents.

The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values were assigned as follows (in millions):

Net working capital	$0.9
Property and equipment	17.0
Management contracts	21.0
Entrance fee liability and future service obligations	(11.5)

Total purchase price (including transaction costs)	$27.4

The weighted-average amortization period for the management contracts is 30 years. Raiser does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

Trinity Hospice, Inc.

In September 2006, Sunrise acquired Trinity Hospice, Inc. (“Trinity”) a large provider of hospice services in the United States. Trinity currently operates 20 hospice programs across the United States.

The purchase price was allocated to the assets acquired, including intangible assets consisting primarily of trade-name, referral network and non-compete agreements, and liabilities assumed, based on their estimated fair values. The purchase price values were assigned as follows (in millions):

Net working capital	$3.7
Property and equipment	1.5
Intangible assets	9.7
Goodwill	59.3
Other assets	0.4

Total purchase price (including transaction costs)	$74.6

The weighted-average amortization period for the intangible assets is five years. Trinity does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

Greystone Communities, Inc.

In May 2005, Sunrise acquired Greystone Communities, Inc. (“Greystone”), a developer and manager of CCRCs. Through the acquisition of Greystone, Sunrise expanded into the not-for-profit sector, which is the largest ownership segment of the CCRC industry. The acquisition of Greystone included management of 14 operating CCRCs, development services agreements for an additional 34 communities that Greystone had under development for not-for-profit owners, as well as various other consulting and marketing agreements. Sunrise also agreed to pay an additional $7.5 million if Greystone met certain performance milestones in 2005, 2006, and 2007 for a total potential acquisition cost of $54.0 million, subject to various adjustments as set forth in the acquisition agreement. Of these amounts, $5.0 million has already been paid and is reflected in the table below. The remaining performance milestones are expected to be met in 2007 and $2.5 million is expected to be paid in 2008.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values were assigned as follows (in millions):

Net working capital deficit	$(1.8)
Property and equipment	0.6
Management and development contracts	13.8
Goodwill	36.4

Total purchase price (including transaction costs)	$49.0

The portion of the purchase price allocated to management and development contracts is being amortized over the specific term of each individual management and development contract acquired which ranges from one to 14 years. The weighted average amortization period is six years.

Greystone does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

The Fountains

In July 2005, Sunrise contributed approximately $25.8 million in cash in exchange for a 20% interest in an unconsolidated venture formed to purchase assets from The Fountains, an Arizona based owner and operator of senior living communities. Sunrise’s venture partner contributed approximately $109.0 million in cash in exchange for an 80% interest in the venture. Concurrent with its funding, the venture paid approximately $448.9 million in cash to acquire 16 senior living communities owned or controlled by The Fountains. The purchase price included transaction costs of $7.6 million, plus the assumption of approximately $69.6 million in refundable entrance fees. Approximately $331.0 million of the purchase price was obtained from the proceeds of non-recourse secured debt financing obtained by the venture (“The Fountains Loan”). Sunrise provided a liquidity support agreement for the scheduled debt service payments on The Fountains Loan and also entered into certain credit support arrangements with the venture (described below). Sunrise also agreed to pay the venture $12 million over 15 months for the right to enter into long-term management contracts with each of the 16 communities acquired by the venture. The transactions surrounding the entire portfolio provide Sunrise management more than 4,000 additional units in 11 states.

In conjunction with this transaction, Sunrise guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income to the venture and to fund the monthly payment of principal and interest on The Fountains Loan to the lender up to $7 million per year through July 2010. The $12 million paid by Sunrise to the venture to enter into the management agreements was recorded as an intangible asset and is being amortized over the 25 year life of the management agreements. The $12 million was placed into a reserve account, and the first $12 million of shortfalls were to be funded from this reserve account. In late 2006, Sunrise determined that shortfalls will exceed the amount held in the reserve account. As a result, Sunrise recorded a pre-tax charge of $22.4 million in the fourth quarter of 2006. Sunrise is continuing to receive management fees with respect to these communities.

Sunrise also acquired directly from The Fountains full ownership of one community, several undeveloped land parcels and certain other assets (including a community located in New Jersey subject to an underlying ground lease) for approximately $29.0 million in cash, including transaction costs of $1.6 million. The purchase price and the amount paid for the right to enter into long-term management agreements was allocated to the assets acquired,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values assigned were as follows (in millions):

Net working capital deficit	$(0.5)
Property and equipment, net	21.4
Management contracts	7.8
Other assets	0.3

Total purchase price (including transaction costs)	$29.0

The weighted-average amortization period for the management contracts is 23 years. The Fountains does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

7.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in millions):

	December 31,
	2006	2005	2004

Properties accounted for under basis of performance of services	$1.8	$0.6	$0.2
Properties accounted for previously under profit-sharing method	—	—	3.9
Properties accounted for previously under deposit method	35.3	81.3	4.5
Land sales	5.4	(0.2)	0.2
Sale of equity interests and other sales	8.8	—	5.2

Total gains on sale	$51.3	$81.7	$14.0

Basis of Performance of Services

During the years ended December 31, 2006, 2005 and 2004, Sunrise sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures with 9, 7 and 21 underlying communities, respectively, for $182.5 million, $98.0 million and $188.6 million, net of transaction costs, respectively. Sunrise operates the communities under long-term management agreements upon opening. Due to Sunrise’s continuing involvement, all gains on the sale and development fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. Deferred gains of $7.7 million $8.3 million and $1.4 million were recorded in 2006, 2005 and 2004, respectively. Gains on sale of $1.8 million, $0.6 million and $0.2 million were recognized in 2006, 2005 and 2004, respectively.

Profit-sharing Method

Sunrise applies the profit-sharing method to the following sales as it provided guarantees to support the operations of the properties for an extended period of time:

(1) during 2006, the sale of two entities related to a partially developed condominium project;

(2) during 2004, the sale of a majority membership interest in one venture with two underlying properties;

(3) during 2004, the sale of three partially developed communities; and

(4) during 2003, the sale of one partially developed community.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Relevant details are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenue	$19,902	$11,077	$2,035
Expenses	(16,528)	(10,310)	(2,718)

Income (Loss) from Operations before depreciation	3,374	767	(683)
Depreciation Expense	—	1,964	742
Distributions to Other Investors	(4,231)	(3,588)	(1,637)

Loss from Investments Accounted for Under profit-sharing method	$(857)	$(857)	$(1,578)

Investments Accounted for Under the Profit-Sharing Method, net	$29,148	$(5,106)
Property and equipment subject to profit sharing, net	136,806	60,901

During 2004, all guarantees related to the 2003 sale of one community were released and Sunrise recognized a gain on sale of $3.9 million.

Condominium Sales

Sunrise began to develop senior living condominium projects in 2004. In 2006, Sunrise sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, Sunrise agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by Sunrise are approximately $45 million. During 2006, Sunrise recorded a loss of approximately $17.2 million due to this commitment included in the “loss on financial guarantees and other contracts” in consolidated statements of income. During 2007, Sunrise expects to record an additional loss of approximately $7 million due to this increase in budgeted project costs. Through February 29, 2008, Sunrise has paid approximately $11 million in cost overruns.

Financing Method

In 2004, Sunrise sold majority membership interests in two entities owning partially developed land to two separate ventures. In conjunction with these two sales, Sunrise had an option to repurchase the communities from the venture at an amount that was higher than the sales price. At the date of sale, it was determined that it was likely that Sunrise would repurchase the properties, and as a result the financing method of accounting has been applied.

Relevant details are as follows (in thousands):

	December 31,
	2006	2005	2004

Property and equipment subject to financing, net	$62,520	$64,174
Liabilities relating to properties subject to financing method	(66,283)	(64,208)
Depreciation expense	1,959	363	$—
Development fees received, net of costs	—	1,335	$524
Management fees received	981	93	—

Deposit method

Sunrise accounted for the sale of an operating community in 2004 under the deposit method of accounting as Sunrise guaranteed to the buyer a return on their investment for a limited period of time. A gain on sale of $4.0 million was recognized in 2006 and no gains were recognized in 2005 or 2004.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Relevant details are as follows (in thousands):

	December 31,
	2006	2005	2004

Property subject to sales contract, net	$—	$10,142
Deposits related to properties subject to a sales contract	—	(13,843)
Depreciation expense	296	331	$8
Management fees received	198	192	4
Development fees received, net of costs	—	—	—

During 2003, Sunrise sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of Sunrise’s capitalized costs. In connection with the transaction, Sunrise guaranteed a return on the buyer’s investment for a limited period of time, which in accordance with SFAS 66 requires the application of the deposit method of accounting. The entire gain of $21.5 million has been deferred as of December 31, 2006.

Relevant details are as follows (in thousands):

	December 31,
	2006	2005	2004

Properties subject to a sales contract, net	$193,158	$197,781
Deposits related to properties subject to a sales contract	(240,367)	(236,692)
Depreciation expense	8,257	7,168	$5,681
Development fees received, net of costs	20	1,412	2,529
Management fees received	3,738	3,023	2,525

During 2003, Sunrise sold three portfolios with a combined 28 operating communities and in 2004 sold a portfolio of five operating communities. In connection with these transactions, Sunrise guaranteed a return on the buyer’s investment for a limited period of time, which in accordance with SFAS 66 requires the application of the deposit method of accounting. Sunrise recorded pre-tax gains on sale of real estate of approximately $28.3 million, $80.9 million and $4.5 million in 2006, 2005 and 2004, respectively, as these guarantees expired.

Relevant details are as follows (in thousands):

	December 31,
	2006	2005	2004

Properties subject to a sales contract, net	$—	$47,308
Deposits related to properties subject to a sales contract	—	(74,247)
Depreciation expense	848	6,644	$11,576
Development fees received, net of costs	—	—	8
Management fees received	617	4,548	7,443

In addition, during 2006 and 2005, Sunrise recognized gains on sales of $3 million and $0.4 million, respectively, related to these communities that were sold in 2002, but the gain had been deferred.

Sale of Equity Interests

During 2006, Sunrise sold its equity interest in two ventures whose underlying asset is real estate. In accordance with EITF No. 98-8, Accounting for Transfers of Investments That Are in Substance Real Estate (“EITF 98-8”), the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with SFAS 66. Sunrise did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. Sunrise recognized gains on sale of $8.8 million from these two sales.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Land Sales

During 2006, 2005 and 2004, Sunrise sold two, one and three pieces of undeveloped land, respectively. There were no forms of continuing involvement that precluded sale accounting or gain recognition. We recognized gains or losses of $5.4 million, $(0.2) million and $0.2 million, respectively, related to these land sales.

8.	Variable Interest Entities

At December 31, 2006, Sunrise held a management agreement with one entity and an equity interest in 14 ventures that are considered VIEs, for a total of 15 VIEs. Sunrise is the primary beneficiary of and, therefore, consolidates eight of these VIEs. Sunrise is not considered the primary beneficiary of the remaining seven VIEs and, therefore, accounts for these investments under the equity method of accounting.

Consolidated VIEs

•	The entity that Sunrise has a management agreement with is a continuing care retirement community located in the U.S. comprised of 254 continuing care retirement community apartments, 32 assisted living units, 27 Alzheimer care apartments, and 60 skilled nursing beds. Sunrise has included $21.4 million and $22.7 million, respectively, of net property and equipment related to this entity in its 2006 and 2005 consolidated balance sheets and $25.2 million and $25.8 million, respectively, of debt. Sunrise guaranteed in 2006 and 2005 $23.8 million and $24.4 million, respectively, of this debt.

•	Six of the eight consolidated VIEs are investment partnerships formed with third-party partners to invest capital in the pre-finance stage of certain Greystone projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment. Greystone, which was acquired by Sunrise in May 2005, is a developer and manager of CCRCs. Sunrise has included $13.8 million of cash related to these ventures in the 2006 consolidated balance sheet. At December 31, 2005, only three Greystone VIEs were consolidated. In Sunrise’s 2005 consolidated balance sheet, $5.0 million of cash is related to these ventures. During 2006, one of the three ventures was no longer a VIE and was deconsolidated and four new Greystone investment partnerships were formed to invest capital.

•	The remaining consolidated VIE is Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture between Sunrise and two third parties. The venture offers home health services by highly trained staff members in customers’ homes and had annual revenue of approximately $19 million in 2006. Sunrise has included $0.8 million and $1.4 million, respectively, of net working capital related to the venture in the 2006 and 2005 consolidated balance sheets. In June 2007, Sunrise At Home was merged with Alliance Care and Sunrise received a preferred equity interest in Alliance Care. Alliance Care provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 20 local offices located in five states. Additionally, Alliance Care operates over 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. As a result of the merger, Sunrise is no longer the primary beneficiary and deconsolidated Sunrise At Home as of the merger date.

•	A development venture formed in September 2005 for the development of a luxury senior living community in the U.S. was under development at December 31, 2005. Included in the 2005 consolidated balance sheet is land which is pledged as collateral for the $19.8 million of debt related to this entity. As of the first quarter of 2006, this venture was no longer a VIE and was deconsolidated.

Unconsolidated VIEs

•	Sunrise has six ventures with Sunrise REIT.

•	Two are development ventures located in Canada. One venture was formed in December 2004 for the development of a senior living community which was operating at December 31, 2006, with total assets of $16.1 million, no senior debt and annual revenue of $4.9 million in 2006 and the other was formed in June

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

2005 for the development of a senior living community which was operating at December 31, 2006, with total assets of $15.9 million, senior debt of $11.1 million and annual revenue of $3.3 million in 2006.

•	Two additional development ventures which were formed in June 2006 for the development of senior living communities in the U.S. were operating at December 31, 2006. One had total assets of $13.3 million, senior debt of $9.4 million and annual revenue of $0.6 million in 2006 and the other had total assets of $19.4 million, senior debt of $12.2 million and annual revenue of $1.4 million in 2006.

•	One operating venture was formed in December 2004 and contains 15 operating communities. This operating venture had total assets of $229.8 million, senior debt of $125.4 million and annual revenue of $75.5 million in 2006.

•	In August 2005, Sunrise’s partner sold its ownership interest in 13 senior living communities to Sunrise REIT. At December 31, 2006, this venture has total assets of $184.6 million, senior debt of $185.7 million, and annual revenue of $65.8 million.

•	A seventh venture, which was formed in April 2004, is a Greystone development project located in the U.S. This project was under construction at December 31, 2006, with total assets of $60.3 million and senior debt of $16.2 million.

Sunrise’s equity investment in these seven non-consolidated VIEs was $10.9 million at December 31, 2006. Sunrise has uncapped operating deficit guarantees for three of these seven non-consolidated VIEs until the communities reach stabilization as defined in the contract.

9.	Dispositions and Buyout of Management Contracts

Sunrise Senior Living Real Estate Investment Trust

In December 2004, Sunrise closed the initial public offering of Sunrise REIT, an independent entity Sunrise established in Canada. Sunrise REIT was formed to acquire, own and invest in income producing senior living communities in Canada and the United States.

Concurrent with the closing of its initial public offering, Sunrise REIT issued C$25.0 million (U.S. $20.8 million at December 31, 2004) principal amount of subordinated convertible debentures to Sunrise, convertible at the rate of C$11.00 per unit. Sunrise held a minority interest in one of Sunrise REIT’s subsidiaries and held the convertible debentures until November 2005, but did not own any common shares of Sunrise REIT. Sunrise entered into a 30-year strategic alliance agreement that gave Sunrise the right of first opportunity to manage all Sunrise REIT communities and Sunrise REIT had a right of first offer to consider all development and acquisition opportunities sourced by Sunrise in Canada. Pursuant to this right of first offer, Sunrise and Sunrise REIT entered into fixed price acquisition agreements with respect to seven development communities at December 31, 2005. In addition, Sunrise had the right to appoint two of the eight trustees that oversaw the governance, investment guidelines, and operating policies of Sunrise REIT.

The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from Sunrise and Sunrise ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from Sunrise for an aggregate purchase price of approximately $40.0 million and 20 were acquired from ventures in which Sunrise participated for an aggregate purchase price of approximately $373.0 million. With respect to the three Sunrise consolidated communities, Sunrise realized “Gain on sale and development of real estate and equity interests” of $2.2 million in 2004, and deferred gain of $4.1 million, which was recognized in the fourth quarter of 2006. Sunrise contributed its interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80% interest in a Sunrise community that was in lease-up in Canada for a purchase price of approximately $12.0 million, with Sunrise retaining a 20% interest. Sunrise also recognized $2.1 million of “Professional fees from development, marketing and other” revenue in 2004 for securing debt on behalf of Sunrise REIT. Sunrise had seven wholly owned communities under construction at December 31, 2005 of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

which two were sold to Sunrise REIT in 2006 and five wholly owned communities under construction at December 31, 2006, which were to be sold to Sunrise REIT in 2007.

In April 2007, Ventas, Inc., a large healthcare REIT acquired Sunrise REIT, the owner of 77 Sunrise communities. Sunrise has an ownership interest in 56 of these communities. The management contracts for these communities did not change.

Buyout of Management Contracts

During 2006, Five Star bought out 18 management contracts for which Sunrise was the manager. The Company recognized $131.1 million in buyout fees and an additional $3.6 million for management fees which would have been earned during the transition period. The Company also wrote-off the related remaining $25.4 million unamortized management contract intangible asset.

In 2006, other owners terminated four additional management contracts for which Sunrise was the manager. Sunrise received $0.2 million in fees related to these terminations.

During 2005, Five Star bought out 12 management contracts for which Sunrise was the manager. Sunrise recognized $83.0 million in buyout fees. Sunrise also wrote-off the related remaining $14.6 million unamortized management contract intangible asset. Five Star’s right to buyout these contracts was unconditional regardless of performance.

10.	Notes Receivable

Notes receivable (including accrued interest) consist of the following (in thousands):

		December 31,
	Interest Rate(1)	2006	2005
			Restated

Promissory Note XIII	7.5%	$11,767	$11,245
Promissory Note XIV	Euribor + 4.25%	4,834	2,103
Note VI, revolving credit agreement	10.00%	4,174	2,596
Note V with international venture	4.37%	1,030	915
Promissory Note IV	(2)	—	2,576
Subordinated Loan Agreement I	10.75%	—	938
Other notes receivable		—	44

		21,805	20,417
Current maturities		4,174	16,461

		$17,631	$3,956

(1)	Interest rate at December 31, 2006

(2)	Higher of 6% or LIBOR plus 3.0%

All the notes are with affiliated ventures with the exception of Promissory Note XIII and Subordinated Loan Agreement I.

In 2002, Sunrise jointly formed a venture (“International LLC III”) in which Sunrise has a 20% ownership interest. In May 2002, Sunrise agreed to loan funds to International LLC III (“Note V”) to partially finance the initial development and construction of communities in the United Kingdom and Germany. Outstanding principal and interest are due as senior living communities are sold by the venture. A portion of the note was repaid in 2007.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2002, Sunrise jointly formed a venture (“LLC VI”) in which Sunrise has a 20% ownership interest. The purpose of LLC VI is to develop, construct and own senior living communities. Sunrise agreed to loan LLC VI up to $20.0 million (“Note VI”) through a revolving credit agreement to partially finance the initial development and construction of 15 communities. Note VI is secured by the communities and is subordinated to other lenders of LLC VI. LLC VI borrowed an additional $17.7 million against the credit agreement and Sunrise received payments of $22.7 million and $1.8 million for principal and interest, respectively, in 2005. During 2006, LLC VI borrowed an additional $10.4 million against the credit agreement and Sunrise received payments of $9.2 million for principal. The note was repaid as part of a recapitalization in 2007.

In 2002, Sunrise accepted a promissory note in the amount of $2.7 million (“Promissory Note IV”) from a venture in which Sunrise has a 20% ownership interest. The Promissory Note IV was subordinated to other lenders of the limited partnership. Monthly interest payments began on June 1, 2002 and monthly principal payments began on April 1, 2003. In 2005, the maturity date for this note was extended through July 1, 2006 from the original maturity date of April 1, 2004. All principal and interest was repaid during 2006.

In 2003, Sunrise accepted a $1.3 million subordinated loan (“Subordinated Loan Agreement I”) from a community which Sunrise manages but has no ownership interest. Outstanding principal and interest was due on November 21, 2024. All outstanding principal and interest was repaid during 2006.

In May 2004, Sunrise accepted a promissory note of $10.0 million (“Promissory Note XIII”). Sunrise had an option to purchase an alternate property (land) from the borrower, and if Sunrise chose to purchase this land, the purchase price of the alternate property would be credited against the principal balance of this note, under the terms of the note agreement. Outstanding principal and interest were due on June 1, 2006. During 2006, the maturity date on the promissory note was extended until May 15, 2008. The land was purchased during 2007 and the note was repaid. This note was collateralized by the underlying land.

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

Sunrise recorded interest income on these notes of $1.5 million, $3.1 million and $6.8 million in 2006, 2005 and 2004, respectively.

11.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	December 31,		Estimated
	2006	2005	Useful Life
		Restated

Management contracts, less accumulated amortization of $13,242 and $9,922	$88,581	$89,915	1-30 years
Leaseholds, less accumulated amortization of $3,162 and $2,747	4,721	5,136	10-29 years
Other intangibles, net	10,469	1,623	1-40 years

	$103,771	$96,674

Amortization was $34.2 million, $20.7 million and $4.3 million in 2006, 2005 and 2004, respectively. In 2006 and 2005, Sunrise wrote-off $25.4 million and $14.6 million, respectively, representing the unamortized intangible asset for management contracts that were bought out (see Note 9). Amortization is expected to be approximately

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

$9.4 million, $8.8 million, $8.0 million, $6.7 million and $4.9 million in 2007, 2008, 2009, 2010 and 2011, respectively.

Goodwill was $218.0 million and $153.3 million at December 31, 2006 and 2005, respectively. In 2006, Sunrise initially recorded goodwill of $59.3 million related to the acquisition of Trinity (see Note 6). Sunrise recorded goodwill of $31.5 million in 2005 and increased goodwill by $5 million in 2006 to reflect the earn-out related to the acquisition of Greystone (see Note 6).

12.	Investments in Unconsolidated Communities

The following are Sunrise’s investments in unconsolidated communities as of December 31, 2006:

Sunrise
Venture	Ownership

Karrington of Findlay Ltd	50.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
Sunrise Highland Park Senior Living, LLC (1)	35.00%
Sunrise GEM One, LLC (1)	35.00%
AU-HCU Holdings, LLC (2)	30.00%
RCU Holdings, LLC (2)	30.00%
SunVest, LLC (2)	30.00%
AL One Investments, LLC	25.36%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Sunrise Floral Vale Senior Living, LP	25.00%
Cheswick & Cranberry, LLC	25.00%
BG Loan Acquisition LP	25.00%
Sunrise Aston Gardens Venture, LLC	25.00%
Master MorSun, LP	20.00%
Master MetSun, LP	20.00%
Sunrise First Assisted Living Holdings, LLC	20.00%
Sunrise Second Assisted Living Holdings, LLC	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
AL U.S. Development Venture, LLC	20.00%
Sunrise IV Senior Living Holdings, LLC	20.00%
Sunrise of Aurora, LP	20.00%
Sunrise of Erin Mills, LP	20.00%
PS Germany Investment (Jersey) LP	20.00%
PS UK Investment (Jersey) LP	20.00%
Sunrise First Euro Properties LP	20.00%
Master CNL Sun Dev I, LLC	20.00%
Sunrise Bloomfield Senior Living, LLC	20.00%
Sunrise Hillcrest Senior Living, LLC	20.00%
Sunrise New Seasons Venture, LLC	20.00%
Sunrise US UPREIT, LLC	15.40%
SunKap Coral Gables, LLC	15.00%

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sunrise
Venture	Ownership

Santa Monica AL, LLC	15.00%
Sunrise Third Senior Living Holdings, LLC	10.00%
Sunrise Connecticut Avenue Assisted Living, LLC	10.00%
Cortland House, LP	10.00%
AEW/Sunrise Senior Housing Portfolio, LLC	10.00%

(1)	Properties related to investments are accounted for under the financing method of accounting. See Note 7.

(2)	Properties related to investments are accounted for under the profit-sharing method of accounting. See Note 7.

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $105.7 million and $54.3 million at December 31, 2006 and 2005, respectively. Net receivables from these ventures relate primarily to development and management activities.

Summary financial information for unconsolidated ventures accounted for by the equity method is as follows (in thousands):

	December 31,
	2006	2005	2004

Assets, principally property and equipment	$4,370,376	$3,283,725	$2,187,253
Liabilities, principally long-term debt	3,554,326	2,486,720	1,481,407
Equity	816,050	797,005	705,846
Revenue	846,479	625,371	491,090
Net (loss) income	(56,968)	24,051	175,292

Accounting policies used by the unconsolidated ventures are the same as those used by Sunrise.

Total management fees and reimbursable contract services from related unconsolidated ventures was $390.3 million, $321.2 million and $239.8 million in 2006, 2005 and 2004, respectively.

Sunrise’s share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
		Restated	Restated

Sunrise’s share of earnings (losses) in unconsolidated communities	$(11,997)	$(13,073)	$(5,005)
Return on investment in unconsolidated communities	55,699	26,545	6,513

	$43,702	$13,472	$1,508

Sunrise’s investment in unconsolidated communities was less then its underlying equity in the venture by $62.3 million and $95.6 million as of December 31, 2006 and 2005, respectively.

Included in return on investment in unconsolidated communities are cash distributions from ventures arising from a refinancing of debt within the ventures. Sunrise first records all equity distributions as a reduction of its investment. Next, Sunrise records a liability for any future financial support to the venture. Any remaining distribution are recorded in income as “Sunrise’s share of earnings and investment in unconsolidated communities” provided there is no contractual or implied obligation to support including in our role as general partner. In 2006, Sunrise recorded $47.7 million of return on investment from the recapitalization of debt in three ventures with a total of 36 communities.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Transactions

In September 2006, Sunrise entered into a venture with GE Healthcare Financial Service (“GE Healthcare”) to acquire six senior living communities in Florida with a capacity for approximately 2,000 residents in Florida for $450 million (which included approximately $134 million of debt assumption plus $10 million in transaction costs). These communities are operating under the Aston Gardens brand name. The GE Healthcare Financial Services affiliate funded 75% of the equity (approximately $117 million) for this transaction and Sunrise funded the remaining 25% of the equity (approximately $39 million). Sunrise provided the lender an operating deficit guarantee under which Sunrise committed to contribute funds to make up any shortfall of the venture. Any fundings are recoverable subsequent to repayment to the lender. The fair value of the guarantee has been recorded in accordance with FIN 45. The balance of the purchase price (approximately $170 million) paid through financing obtained by the venture. Sunrise funded our $39 million equity investment through our existing cash balances and our Bank Credit Facility (see Note 13). We also received an initial 20-year contract to manage these communities.

In June 2006, a new unconsolidated venture in which Sunrise held a 20% ownership interest acquired three communities and their management contracts from a third party. The total purchase price was $34.3 million, of which Sunrise contributed $3.8 million.

In December 2005, one of Sunrise’s unconsolidated ventures sold its three senior living communities and distributed the proceeds to its members. Two of the communities were sold to another unconsolidated venture in which Sunrise has a 20% ownership interest and one of the communities was sold to Sunrise REIT. The three senior living communities continue to be managed by Sunrise under long-term management contracts. In connection with this transaction, Sunrise recognized the $3.0 million of cash received in excess of its investment as a return on investment, as there is no contractual or implied obligation to support including in our role as general partner.

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

In August 2005, Sunrise’s partner in an unconsolidated venture sold its ownership interest in 13 senior living communities to Sunrise REIT. The 13 senior living communities continue to be managed by Sunrise under long-term management contracts. In connection with this transaction, Sunrise’s interest in the venture increased from 20% to 25% and Sunrise realized an $14.5 million return on investment, after recording a $350,000 liability relating to contractually limited indemnities provided to the new partner.

In June 2005, an unconsolidated venture in which Sunrise owns a minority interest sold two senior living communities to Sunrise REIT. The two senior living communities continue to be managed by Sunrise under long-term management contracts. Under the terms of the venture agreement, Sunrise recognized a $4.9 million return on investment, as there is no contractual or implied obligation to support including in our role as general partner.

In June 2005, Sunrise made an additional $3.0 million investment in an existing unconsolidated venture increasing Sunrise’s percentage ownership from five to 25%. The investment, which was previously accounted for using the cost method of accounting, now is accounted for using the equity method of accounting.

13.	Bank Credit Facility

On December 2, 2005, Sunrise entered into a $250 million secured Bank Credit Facility (the “Bank Credit Facility”) with a syndicate of banks. The Bank Credit Facility replaced Sunrise’s former credit facility. The Bank Credit Facility provides for both cash borrowings and letters of credit. It has an initial term of four years and matures on December 2, 2009 unless extended for an additional one-year period upon satisfaction of certain conditions. The Bank Credit Facility is secured by a pledge of all of the common and preferred stock issued by Sunrise Senior Living

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Senior Living Services, Inc. and Sunrise Development, Inc., each of which is a wholly-owned subsidiary of the Company, and all future cash and non-cash proceeds arising therefrom. Cash borrowings in US dollars initially accrued interest at LIBOR plus 1.70% to 2.25% plus a fee to participating lenders subject to certain European banking regulations or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 0.00% to 0.75%. The Bank Credit Facility also permits cash borrowings and letters of credit in currencies other than US dollars. Interest on cash borrowings in non-US currencies accrue at the rate of the Banking Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% of the maximum available to be drawn on the letters of credit. Sunrise pays commitment fees of 0.25% on the unused balance of the Bank Credit Facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. There were $83.3 million of letters of credit and $50.0 million outstanding under this Bank Credit Facility at December 31, 2006. There were $71.7 million of letters of credit and $100.0 million outstanding under the Bank Credit Facility at December 31, 2007. The letters of credit have been pledged primarily for the benefit of insurance companies, lenders and certain municipalities and were unused at December 31, 2006. The letters of credit issued under the Bank Credit Facility expire within one year.

The Company considers borrowings under the Bank Credit Facility to be short-term as it intends to repay all borrowings within one year.

During 2006 and 2007, as a result of the delay in completing our Accounting Review, Sunrise entered into several amendments to its Bank Credit Facility extending the time period for furnishing quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points.

On January 31, February 19, and March 13, 2008, Sunrise entered into further amendments to the Bank Credit Facility. The amendments, among other things:

•	waived delivery by Sunrise of all 2006 quarterly financial statements and financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007;

•	modified to April 15, 2008 the delivery date for the 2006 audited financial statements;

•	modified to April 30, 2008 the delivery date for preliminary 2007 unaudited annual financial statements;

•	modified to May 31, 2008, the delivery date for the preliminary unaudited financial statements for the quarter ending March 31, 2008;

•	modified to July 31, 2008 the delivery date for the 2007 audited annual financial statements;

•	modified to August 20, 2008 the delivery date for unaudited financial statements for the quarter ending March 31, 2008; and

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008.

Pursuant to the January 31, 2008 amendment, effective February 20, 2008, the aggregate amount outstanding under the Bank Credit Facility may not exceed $160 million until such time as the administrative agent acknowledges the receipt of the 2006 and 2007 annual financial statements, at which time the maximum amount permitted to be outstanding under the Bank Credit Facility will again be $250 million. Sunrise continues to owe and pay fees on the unused amount available under the Bank Credit Facility, provided by the credit agreement, as if the maximum outstanding amount were $250 million. In addition, effective as of February 1, 2008 until the end of the interest period in which the administrative agent acknowledges in writing receipt of the 2006 and 2007 annual financial statements, the LIBOR loans margin will be 275 basis points and the base rate loan margin will be 125 basis points.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sunrise paid the lenders an aggregate fee of approximately $0.9 million and $1.1 million for entering into amendments during 2007 and 2008, respectively.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., Sunrise’s wholly owned insurance captive directly issued $43.3 million of letters of credit that had been issued under the Bank Credit Facility. As of February 29, 2008, Sunrise had borrowings of $108.0 million, letters of credit of $28.4 million and borrowing availability of approximately $23.6 million under the Bank Credit Facility.

In the event that Sunrise is unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require Sunrise to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Company, Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Development Inc., and Sunrise Senior Living Services, Inc., each of which is a wholly-owned subsidiary of the Company (collectively, the “Loans Parties”), executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

Sunrise’s Bank Credit Facility contains various other financial covenants and other restrictions, including provisions that: (1) require Sunrise to meet certain financial tests (for example, the Company’s Bank Credit Facility requires that Sunrise not exceed certain leverage ratios), maintain certain fixed charge coverage ratios and have a consolidated net worth of at least $450 million as adjusted each quarter and to meet other financial ratios; (2) require consent for changes in control; and (3) restrict Sunrise’s ability and its subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent. At December 31, 2006, Sunrise was in compliance with all of these other debt covenants in the Bank Credit Facility.

14.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
		Restated

Outstanding draws on Bank Credit Facility	$50,000	$—
5.25% convertible subordinated notes due 2009	—	119,937
Borrowings from Sunrise REIT	35,112	44,078
Mortgages, notes payable and other	105,493	84,381

	190,605	248,396
Current maturities	(141,923)	(52,372)

	$48,682	$196,024

Convertible Subordinated Notes

In January 2002, Sunrise issued and sold $125 million aggregate principal amount of 5.25% convertible subordinated notes due February 1, 2009. Interest was payable at 5.25% per annum payable semiannually on February 1 and August 1 each year beginning on August 1, 2002. The conversion price was $17.92 (equivalent to a

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

conversion rate of 55.8036 shares per $1,000 principal amount of the convertible notes). The notes were subordinated to Sunrise’s existing and future senior indebtedness. In 2003, Sunrise repurchased $5 million principal amount of the convertible notes. In February 2006, Sunrise completed the redemption of the remaining 5.25% convertible subordinated notes due February 1, 2009. Prior to the redemption date, substantially all of the approximately $119.9 million principal amount of the notes outstanding at the time the redemption was announced on January 11, 2006 had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

Borrowings from Sunrise REIT

At December 31, 2006 and 2005, there was $35.1 million and $44.1 million, respectively, of borrowings from Sunrise REIT outstanding. The borrowings were not collateralized and were related to communities Sunrise was developing for Sunrise REIT. All amounts were repaid in 2007.

Principal was repayable on the earliest of (1) a specified period after a certificate of occupancy is obtained, (2) the date Sunrise REIT acquires an interest in the community, (3) the development community is transferred to a third party and Sunrise REIT does not exercise its option to acquire the community, or (4) the date the fixed price acquisition agreement terminates. Remaining maturities are estimated to be less than one year. Interest was paid monthly at rates ranging from 8.55% to 10.16%.

Other Mortgage and Notes Payable

At December 31, 2006, there was $45.6 million of outstanding debt to third parties, which matures through 2011, for five of the communities we developed for the Sunrise REIT. Interest was paid monthly for three of the development communities at a rate of LIBOR plus 2.25% (7.57% at December 31, 2006) and for one of the properties at a rate of LIBOR plus 2.35% (7.67% at December 31, 2006). Interest was paid for a Canadian development property loan at a rate of Canadian Prime plus 1.05 (7.00% at December 31, 2006). All amounts were repaid in 2007. At December 31, 2006, $26.7 million of the remaining other mortgages and notes payable relate to six additional communities that are collateralized by the assets of the respective community. Payments of principal and interest are made monthly. Interest rates ranged from 4.78% to 8.50% with remaining maturities ranging from less than one year to 20 years.

At December 31, 2005 there was $6.6 million of outstanding debt to third parties, which matures through 2008, for three of the communities we developed for the Sunrise REIT. Interest was paid monthly for three of the development communities at a rate of at LIBOR plus 2.25% (6.64% at December 31, 2005). At December 31, 2005, $24.1 million of the remaining other mortgages and notes payable relate to five additional communities that are collateralized by the assets of the respective community. Payments of principal and interest are made monthly. Interest rates ranged from 6.0% to 8.50% with remaining maturities ranging from less than one year to 21 years.

Also at December 31, 2006 and December 31, 2005, the Company consolidated debt of $25.2 million and $45.6 million, respectively, related to two and one community, respectively, which it considers to be variable interest entities.

In November 2001, Sunrise entered into a $60 million revolving credit facility, expandable to $100 million. This credit facility was to mature in November 2006, was subject to a five-year extension, and accrues interest at LIBOR plus 1.20% (6.52% at December 31, 2006) and is collateralized by senior living communities. The credit facility may be converted to a fixed rate facility at any time during the term. Sunrise pays commitment fees of 0.13% on the unused portion. In September 2003, Sunrise reduced the credit facility to $16 million. During 2006, the maturity date was extended to November 2011 based upon the terms of the credit facility. At December 31, 2006 and 2005, $8.1 million was outstanding and two communities were collateral for the credit facility.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$141,923
2008	17,438
2009	2,031
2010	1,077
2011	1,213
Thereafter	26,923

$190,605

Interest paid totaled $13.9 million, $13.3 million and $10.4 million in 2006, 2005 and 2004, respectively. Interest capitalized was $5.4 million, $5.6 million and $3.6 million in 2006, 2005 and 2004, respectively.

Sunrise is obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing to entities directly or indirectly owned by Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide annual audited and quarterly unaudited financial statements of Sunrise in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek remedies including possible repayment of the loan. All of these loans have been classified as current liabilities as of December 31, 2006.

15.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of Sunrise’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
		Restated

Deferred tax assets:
Sunrise operating loss carryforwards — federal	$1,910	$1,391
Sunrise operating loss carryforwards — state	4,476	4,055
Sunrise operating loss carryforwards — foreign	2,515	246
Sunrise At Home loss carryforwards — federal and state	5,891	5,797
Sunrise At Home deferred tax assets, net	1,302	438
Financial guarantees	38,719	—
Accrued health insurance	17,159	10,313
Self insurance liabilities	8,826	7,110
Stock based compensation	7,518	5,727
Tax credits	6,277	10,042
Accrued expenses and reserves	15,001	11,042
Other	17,324	8,770

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2006	2005
		Restated

Gross deferred tax assets	126,918	64,931
Sunrise valuation allowance	(3,800)	(2,221)
Foreign deferred tax valuation allowance	(2,071)	—
Sunrise At Home valuation allowance	(7,193)	(6,235)

Net deferred tax assets	113,854	56,475

Deferred tax liabilities:
Investments in ventures	(80,093)	(26,250)
Basis difference in property and equipment and intangibles	(84,599)	(86,719)
Prepaid expenses	(5,932)	(598)
Other	(2,499)	(387)

Total deferred tax liabilities	(173,123)	(113,954)

Net deferred tax liabilities	$(59,269)	$(57,479)

Included in the deferred tax assets and liabilities are assets and liabilities from Sunrise At Home, which is a consolidated VIE.

During 2006, Sunrise completed the acquisition of the stock of Trinity. In connection with this acquisition, Sunrise recorded a net deferred tax liability of approximately $0.6 million related to Trinity’s acquisition date temporary differences.

Sunrise provides income taxes for unremitted earnings of its Canadian foreign subsidiaries that are not considered permanently reinvested. As of December 31, 2006, Sunrise has determined that it continues to be its intention to indefinitely reinvest undistributed foreign earnings with respect to its United Kingdom and German subsidiaries. Accordingly, no deferred tax liability has been recorded in connection therewith. It is not practicable for Sunrise to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

At December 31, 2006 and 2005, Sunrise had a total valuation allowance against deferred tax assets of $13.1 million and $8.5 million, respectively. Sunrise has provided a full valuation allowance against the net deferred tax assets of Sunrise At Home because it is more likely than not that sufficient taxable income will not be generated to utilize the net deferred tax assets. During 2005, Sunrise established a valuation allowance of $1.3 million against its foreign tax credits which it does not view as more likely than not to be utilized to offset future U.S. taxable income. During 2006, Sunrise has provided a valuation allowance relating to its German net deferred tax assets of $2.1 million as of December 31, 2006 because it is more likely than not that sufficient future German taxable income will not be generated to utilize the excess of the net operating loss carryforward over the future German taxable temporary differences. During 2006, Sunrise established a valuation allowance of $1.4 million as of December 31, 2006, primarily relating to state net operating losses that are no longer viewed to be more likely than not to be utilized against future state taxable income prior to expiration.

As of December 31, 2005, Sunrise had U.S. federal net operating loss carryforwards of $3.9 million, excluding net operating loss carryforwards from Sunrise At Home, which were fully utilized to offset 2006 U.S. taxable income. As of December 31, 2006, Sunrise had U.S. federal net operating loss carryforwards of $5.4 million from its Trinity acquisition, which are subject to a limitation as to annual use under Internal Revenue Code section 382 and which expire in tax years from 2024 through 2025. As of December 31, 2006 and 2005, Sunrise had state net operating loss carryforwards valued at $5.2 million and $4.0 million respectively which are expected to expire from 2010 through 2023. As of December 31, 2006 and 2005, Sunrise had German net operating loss carryforwards to

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

offset future foreign taxable income of $5.5 million and $0.6 million respectively, which have an unlimited carryforward period to offset future taxable income in Germany. As of December 31, 2006 and 2005, Sunrise At Home had net operating loss carryforwards for U.S. federal income tax purposes of approximately $16.9 million and $14.4 million, respectively, which expire at various dates through 2026.

At December 31, 2005, Sunrise had U.S. general business credits of $3.8 million, respectively, which were fully utilized to offset 2006 taxable income. At December 31, 2006, and 2005, Sunrise had Alternative Minimum Tax credits of $4.9 million and $4.9 million, respectively which carryforward indefinitely and can be offset against future regular U.S. tax. As of December 31, 2006 and 2005, Sunrise had $1.3 million of foreign tax credit carryforward as of each reporting date which expire in 2013. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		Restated	Restated

Current:
Federal	$15,837	$15,139	$5,751
State	5,202	5,563	1,509
Foreign	26	2,096	2,050

Total current expense (benefit)	21,065	22,798	9,310
Deferred:
Federal	(1,258)	29,544	(8,749)
State	902	(77)	(697)
Foreign	(228)	2,458	(349)

Total deferred expense (benefit)	(584)	31,925	(9,795)

Total tax expense (benefit)	$20,481	$54,723	$(485)

Current taxes payable for 2006, 2005 and 2004 have been reduced by approximately $1.9 million, $13.4 million, and $7.7 million respectively, reflecting the tax benefit to Sunrise of employee stock options exercised during the year. The tax benefit for these option exercises has been recognized as an increase to additional paid-in capital.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
	2006	2005	2004
		Restated	Restated

Domestic income (loss) before tax expense	$46,878	$131,687	$(1,539)
Foreign income (loss) before tax expense	(6,039)	10,125	2,168

Total income before tax expense (in thousands)	$40,839	$141,812	$629

Tax at US Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	4.2%	3.9%	4.1%
Work Opportunity Credits	(1.0)%	(1.2)%	(116.0)%
Change in valuation allowance	8.8%	1.0%	26.0%
Tax exempt interest	(3.6)%	(0.1)%	(48.3)%
Tax contingencies	3.5%	(1.0)%	—
Other	3.3%	1.0%	22.1%

	50.2%	38.6%	(77.1)%

The effective rate calculation for 2004 is sensitive to change as book income for that year is close to break-even. The total dollar amount of the benefit derived of the permanent differences in 2004 is approximately $0.7 million.

Sunrise has established reserves for contingencies related to income taxes in accordance with SFAS No. 5. These reserves predominantly relate to income recognized in our self insurance subsidiaries and contributions of joint ventures. As of December 31, 2006 and 2005, respectively, reserves in the amount of $12.8 million and $5.9 million related to the above.

16.	Stockholders’ Equity

Stock Option Plans

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. Sunrise adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts related to adoption. In accordance with SFAS 123(R), Sunrise is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123(R) resulted in the recognition of incremental share-based compensation costs of $3.6 million, before tax, a reduction in net income of $1.8 million (net of tax benefits of $1.8 million) and a reduction in basic net income per share of $0.04 and diluted net income per share of $0.03 in 2006. Additionally, the adoption of SFAS 123(R) resulted in a decrease of $3.6 million in reported cash flows from operating activities and an increase of $3.6 million in reported cash flows from investing activities related to the presentation of excess tax benefits from share-based awards for the year ended December 31, 2006.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and earnings per share as if Sunrise had applied fair value recognition provisions of SFAS 123(R) to share-based employee compensation in 2005 and 2004. Sunrise has included the impact of measured but unrecognized compensation costs and excess tax benefits credited to additional paid-in capital in the calculation of diluted pro forma shares. The reported pro forma net income and earnings per share figures for 2006 in the table are the same because share-based compensation expense is calculated under the provisions of SFAS 123(R).

	Twelve Months Ended Dec. 31,
(In thousands, except per share data)	2005	2004

Net income:	$87,089	$1,114
Add: Compensation expense included in net income, net of tax	3,331	1,696
Less: Total share-based employee compensation expense determined under fair-value method for all awards, net of tax	(9,359)	(10,215)

Pro forma net income (loss)	$81,061	$(7,405)
Basic net income (loss) per share:
As reported	$2.10	$0.03
Pro forma	$1.96	$(0.18)
Diluted net income (loss) per share:
As reported	$1.82	$0.03
Pro forma	$1.70	$(0.17)

Stock Options

Sunrise has stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2006, these plans provided for the grant of options to purchase up to 19,797,820 shares of common stock. Under the terms of the plans, the option exercise price and vesting provisions of the options are fixed when the option is granted. The options typically expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

In 1996, Sunrise’s Board of Directors approved a plan which provided for the potential grant of options to any director who is not an officer or employee of Sunrise or any of its subsidiaries (the “Directors’ Plan”). Under the terms of the Directors’ Plan, the option exercise price was not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option began upon grant and generally ended ten years from the date the option was granted. All options granted under the Directors’ Plan were non-incentive stock options. There were 40,000 options outstanding under the plan at December 31, 2006. Sunrise’s directors may be considered employees under the provisions of SFAS 123(R).

The fair value of stock options was estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) was estimated using the historical exercise behaviour of employees and directors. Expected volatility was based on historical volatility

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

for a period equal to the stock option’s expected term, ending on the day of grant, and calculated on a monthly basis. Compensation expense is recognized using the straight-line method for options with graded vesting.

	2006	2005	2004

Risk free interest rate	4.8% - 5.2%	4.3% - 4.5%	3.5%
Expected dividend yield	—	—	—
Expected term (years)	5.1 - 9.1	3.9 - 5.6	3.9
Expected volatility	56.1% - 60.7%	32.3 - 62.0%	48.7%

A summary of Sunrise’s stock option activity and related information for the year ended December 31, 2006 is presented below (share amounts are shown in thousands):

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding — beginning of year	4,312	$14.54
Granted	52	36.05
Exercised	(404)	12.63
Forfeited	(106)	19.16
Expired	(87)	12.74

Outstanding-end of year	3,767	14.96	5.1

Vested and expected to vest — end of year	3,678	14.96	5.1

Exercisable — end of year	3,521	14.88	5.0

The weighted average grant date fair value of options granted was $14.05, $12.44 and $7.44 per share 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised was $9.4 million, $33.0 million and $19.1 million, respectively, for 2006, 2005 and 2004, respectively. The fair value of shares vested was $5.2 million, $13.1 million and $11.5 million for 2006, 2005 and 2004, respectively. Unrecognized compensation expense related to the unvested portion of Sunrise’s stock options was approximately $1.1 million as of December 31, 2006, and is expected to be recognized over a weighted-average remaining term of approximately 1.3 years.

The amount of cash received from the exercise of stock options was approximately $5.1 million and the related tax benefit was $3.7 million in 2006.

Sunrise generally issues shares for the exercise of stock options from existing shares.

Restricted Stock

Sunrise has restricted stock plans providing for the grant of restricted stock to employees, directors, consultants and advisors. These grants vest over one to ten years and some vesting may be accelerated if certain performance criteria are met. Compensation expense is recognized using the straight-line method for restricted stock with graded vesting.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of Sunrise’s restricted stock activity and related information for the years ended December 31, 2006, 2005, and 2004 is presented below (share amounts are shown in thousands):

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2004	642	$12.82
Granted	20	19.32
Vested	(106)	12.43
Canceled	(25)	12.30

Nonvested, December 31, 2004	531	13.18
Granted	412	26.67
Vested	(101)	13.12
Canceled	—	—

Nonvested, December 31, 2005	842	19.79
Granted	45	35.75
Vested	(37)	24.48
Canceled	(16)	25.22

Nonvested, December 31, 2006	834	$20.34

The total fair value of restricted shares vested was $24.48 per share and $13.12 per share for 2006 and 2005, respectively. Unrecognized compensation expense related to the unvested portion of Sunrise’s restricted stock was approximately $9.7 million as of December 31, 2006, and is expected to be recognized over a weighted-average remaining term of approximately 2.0 years.

Under the provisions of SFAS 123(R), the recognition of deferred compensation (a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized) at the date restricted stock is granted is no longer required. Therefore, Sunrise eliminated the amount in “Deferred compensation-restricted stock” against “Additional paid-in capital” in Sunrise’s December 31, 2006 consolidated balance sheet.

Restricted stock shares are generally issued from existing shares.

Restricted Stock Units

In addition to equity awards under Sunrise’s equity award plans, to encourage greater stock ownership, Sunrise has a Bonus Deferral Program for certain executive officers. The Bonus Deferral Program provides that these executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). In addition, at the time of the deferral election, each executive officer must also elect a vesting period of from two to four years and, based on the vesting period chosen, will receive additional restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon conclusion of the period (assuming continued employment by the executive). Delivery of the shares of Sunrise common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under the Company’s insider trading program, if the trading window is closed on the vesting date, or, if so elected by the executive at retirement (as defined in the Bonus Deferral Program), thus further providing a retention incentive to the named executive officers electing to participate in the program. Compensation expense is recognized using the straight-line method for restricted stock units with graded vesting.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Repurchase of Outstanding Shares

The Board of Directors previously approved repurchase programs that expired in May 2005 providing for the repurchase of an aggregate of $200.0 million of Sunrise common stock and/or the outstanding 5.25% convertible subordinated notes due 2009. Repurchases were as follows (share amounts are shown in thousands):

	Shares	Average Price

2002	1,163	$12.81
2003	7,918	$13.42
2004	3,498	$18.07
2005	348	$25.03
2006	—	—

Total at December 31, 2006	12,927	$14.94

In November 2005, Sunrise’s Board of Directors approved a new repurchase program that provides for the repurchase of up to $50.0 million of Sunrise’s common stock. This program extended through December 2007. No common stock repurchases were made during 2006 and 2007.

Stockholder Rights Agreement

Sunrise has a Stockholders Rights Agreement (“Rights Agreement”). All shares of common stock issued by Sunrise between the effective date of adoption of the Rights Agreement (April 24, 1996) and the Distribution Date (as defined below) have rights attached to them. The Rights Agreement was renewed in April 2006 and the rights expire on April 24, 2016. The Rights Agreement replaced the Company’s prior rights plan, dated as of April 25, 1996, which expired by its terms on April 24, 2006. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock at a price of $170.00 per one one-thousand of a share (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder of Sunrise.

The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a “Distribution Date”) upon the earlier of (1) ten days following a public announcement that a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock.

In general, if a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, each holder of a right will, after the end of the redemption period referred to below, have the right to exercise the right by purchasing for an amount equal to the Purchase Price common stock (or in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price. All rights that are or were beneficially owned by the Acquiring Person will be null and void. If at any time following the Stock Acquisition Date (1) Sunrise is acquired in a merger or other business combination transaction, or (2) 50% or more of Sunrise’s assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors of Sunrise generally may redeem the rights in whole but not in part at a price of $.005 per right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors of the Company) at any time until ten days after a Stock Acquisition Date. In general, at any time after a person becomes an Acquiring Person, the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one share of common stock for each outstanding right.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Net Income Per Common Share

The following table summarizes the computation of basic and diluted net income per common share amounts presented in the accompanying consolidated statements of income (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Numerator for basic net income per share:
Net income	$20,357	$87,089	$1,114

Numerator for diluted net income per share:
Net income	$20,357	$87,089	$1,114
Assumed conversion of convertible notes, net of tax	—	4,376	—

Diluted net income	$20,357	$91,465	$1,114

Denominator:
Denominator for basic net income per common share — weighted average shares	48,947	41,456	40,604
Effect of dilutive securities:
Employee stock options and restricted stock	1,775	2,234	1,958
Convertible notes	—	6,695	—

Denominator for diluted net income per common share — weighted average shares plus assumed conversions	50,722	50,385	42,562

Basic net income per common share:	$0.42	$2.10	$0.03

Diluted net income per common share:	$0.40	$1.82	$0.03

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 133,500, 524,500 and 238,516 for 2006, 2005 and 2004, respectively, have been excluded from the computation because the effect of their inclusion would be antidilutive. The impact of the convertible notes has been excluded for 2006 and 2004 because the effect would be anti-dilutive.

18.	Commitments and Contingencies

Leases

Rent expense for 2006, 2005, and 2004 was $58.5 million, $55.9 million, and $53.2 million, respectively. Sunrise leases its corporate offices, regional offices and development offices under various leases. In 1998, Sunrise entered into an agreement to lease new office space for its corporate headquarters which expires in September 2013. The lease had an initial annual base rent of $1.2 million. In September 2003, Sunrise entered into an agreement to lease additional office space for its corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $3.0 million. The base rent for both of these leases escalates approximately 2.5% per year in accordance with the base rent schedules. In January 2007, Sunrise leased additional space at its headquarters. Annual rent for this additional space is approximately $100,000 subject to increases as provided in the lease.

In connection with the acquisition of Greystone in May 2005, Sunrise assumed a ten year operating lease that expires in 2013 with the option to extend for seven years. The lease was amended in 2006 to expand the leased space. Based on this agreement, the current annual base rent of $1.0 million will increase to $1.2 million by 2008 and then decrease in 2009 through the remainder of the lease term. Both the initial agreements and 2006 amendment provided for lease incentives for leasehold improvements for a total of $0.9 million. These assets are included in “Property and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

equipment, net” in the consolidated balance sheet and are being amortized over the lease term. The incentives were recorded as deferred rent and are being amortized as a reduction to lease expense over the lease term.

Sunrise has also entered into operating leases, as the lessee, for four communities. Two communities commenced operations in 1997 and two communities commenced operations in 1998. In connection with the acquisition of Karrington Health, Inc. in May 1999, Sunrise assumed six operating leases for six senior living communities and a ground lease. The operating lease terms vary from 15 to 20 years, with two ten-year extension options. Sunrise also has two other ground leases related to two communities in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, Sunrise assumed 14 operating leases and renewed an existing operating lease agreement for another MSLS community in June 2003. Sunrise also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS at the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community. Contingent rent expense was $6.5 million, $4.8 million, and $4.5 million for 2006, 2005, and 2004, respectively.

Future minimum lease payments under office, equipment, ground and other operating leases at December 31, 2006 are as follows (in thousands):

2007	$58,893
2008	58,959
2009	58,777
2010	58,565
2011	54,780
Thereafter	218,596

$508,570

Letters of Credit

In addition to the letters of credit discussed in Note 13 related to the Sunrise Captive, Sunrise had letters of credit outstanding of $1.6 million and $6.1 million as of December 31, 2006 and 2005, respectively. These letters of credit primarily related to the Company’s insurance programs.

Land Purchase Commitments

At December 31, 2006, Sunrise had entered into contracts to purchase 30 development sites for a total contracted purchase price of $138 million and had also entered into contracts to lease five additional development sites for 50 to 75 years. At December 31, 2007, Sunrise had entered into contracts to purchase 101 additional development sites, for a total contracted purchase price of approximately $400 million, and had also entered into contracts to lease six additional development sites for lease periods ranging from five to 80 years. Generally, Sunrise land purchase commitments are terminable if we are unable to obtain zoning approval.

Guarantees

As discussed in Note 7, in conjunction with its development ventures, Sunrise has provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves Sunrise guarantees the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

sale of certain operating communities to third parties Sunrise has guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As guarantees entered into in conjunction with the sale of real estate prevent Sunrise from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, Sunrise has provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements, and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under the guarantees of a set level of net operating income are generally not recoverable.

The maximum potential amount of future fundings for guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2006, and fundings during 2006 are as follows (in thousands):

		FIN 45	FAS 5	Total
		Liability	Liability	Liability
		for Future	for Future	for Future
	Maximum Potential	Fundings at	Fundings at	Fundings at	Fundings
	Amount of Future	December 31,	December 31,	December 31,	during
Guarantee type	Fundings	2006	2006	2006	2006

Debt repayment	$16,832	$1,210	$—	$1,210	$—
Operating deficit	Uncapped	966	50,000	50,966	—
Income support	Uncapped	1,181	22,354	23,535	945
Other	—	—	94	94	—

Total		$3,357	$72,448	$75,805	$945

Generally, the financing obtained by Sunrise’s ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, Sunrise has entered into guarantees with the lenders with respect to acts which Sunrise believes are in its control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to Sunrise. The combined amount of venture debt underlying these guarantees is approximately $2.4 billion at December 31, 2006. Sunrise has not funded under these guarantees, and does not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy this obligation with respect to two continuing care retirement communities managed by Sunrise, Sunrise would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2006, the remaining liability under this obligation is $62.6 million.

The Fountains

As disclosed in Note 6, in the third quarter of 2005, Sunrise acquired a 20% interest in a venture and entered into management agreements for the 16 communities owned by the venture. In conjunction with this transaction, Sunrise guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income up to $7 million per year through July 2010. Sunrise paid $12 million to the venture to enter into the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

management agreements, which was recorded as an intangible asset and is being amortized over the 30 year life of the management agreements. The $12 million was placed into a reserve account, and the first $12 million of shortfalls were to be funded from this reserve account. In late 2006, Sunrise determined that shortfalls will exceed the amount held in the reserve account. As a result, Sunrise recorded a pre-tax charge of $22.4 million in the fourth quarter of 2006. Sunrise is continuing to receive management fees with respect to these communities.

Germany Venture

At December 31, 2006 and December 31, 2007, Sunrise provided pre-opening and management services to five communities and eight communities, respectively, in Germany. In connection with the development of these communities, Sunrise provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization as defined in the contract. These communities have not performed as well as originally expected. Through February 29, 2008, Sunrise has funded $29 million under these guarantees and other loans. Sunrise expects to fund an additional $60 million through 2012, the date which we estimate that no further funding will be required. In 2006, Sunrise recorded a pre-tax charge of $50 million in accordance with SFAS No. 5 as it does not expect full repayment of the loans resulting from the funding. No assurance can be given that additional charges related to the operating deficit guarantees will not be required in subsequent periods.

Legal Proceedings

CGB Occupational Therapy

As previously disclosed, Sunrise was a defendant in a lawsuit filed by CGB Occupational Therapy, Inc. (“CGB”) in September 2000 in the U.S. District Court for the Eastern District of Pennsylvania. CGB provided therapy services to two nursing home communities in Pennsylvania that were owned by RHA Pennsylvania Nursing Homes (“RHA”) and managed by one of Sunrise’s subsidiaries. In 1998, RHA terminated CGB’s contract. In its lawsuit, CGB alleged, among other things, that in connection with that termination, Sunrise tortiously interfered with CGB’s contractual relationships with RHA and several of the therapists that CGB employed on an at-will basis. In a series of court decisions during 2002 through 2005, CGB was awarded compensatory damages of $109,000 and punitive damages of $2 million. In 2005, Sunrise appealed the punitive damages award. As of December 31, 2006, the Company had accrued $0.9 million related to this lawsuit. On August 23, 2007, a panel of the U.S. Court of Appeals for the Third Circuit vacated the $2 million punitive damages award and remanded the case with instructions that the district court enter a new judgment for punitive damages in the amount of $750,000. On September 5, 2007, CGB filed a petition for rehearing with the U.S. Court of Appeals for the Third Circuit. That petition was denied on September 24, 2007. The Company paid $750,000 in damages and $149,000 in interest to CGB on February 1, 2008 in full and complete satisfaction of the judgment.

Bellaire Litigation

As previously disclosed, in September 2005, a bus chartered to evacuate 37 residents from a Sunrise community near Houston, Texas in anticipation of Hurricane Rita caught fire, resulting in the deaths of 23 residents. Sunrise was named as one of several defendants in various lawsuits filed in Texas state court as a result of the bus incident. During the first and second quarters of 2007, Sunrise settled all claims made against it and all claims against Sunrise have been dismissed. As of December 31, 2006, the Company had accrued $1.5 million related to this lawsuit. Sunrise paid a total of $1.5 million, net of insurance payments, to settle the claims made against Sunrise, and had incurred approximately $0.1 million of additional expenses related to this litigation.

Trinity OIG Investigation and Qui Tam Action

On September 14, 2006, Sunrise acquired all of the outstanding stock of Trinity. As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of Trinity. The Company was advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the Federal False Claims Act (“FCA”). In addition to recovery of any Medicare reimbursements previously paid for false claims, an entity found to have submitted false claims under the FCA may be subject to treble damages plus a fine of between $5,500 and $11,000 for each false claim submitted. Trinity has complied with the subpoena and continues to supplement its responses as requested.

On September 11, 2007, Trinity and the Company were served with a Complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a Complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam Plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the Complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. However, under the FCA, the U.S. Government could still intervene in the future. The amended Complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators allege in their amended Complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. The original Complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The amended Complaint names Sunrise Senior Living, Inc., KRG Capital, LLC and Trinity as defendants. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 through February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona, as discussed above. Trinity is in the process of complying with the subpoena.

In 2006, the Company recorded a loss of $5 million for possible fines, penalties and damages related to this matter.

IRS Audit

The Internal Revenue Service is auditing Sunrise’s federal income tax returns for the years ended December 31, 2005 and 2006 and Sunrise’s federal employment tax returns for 2004, 2005 and 2006.

Lawsuit Filed by Former CFO

As previously disclosed, on September 18, 2007, Bradley B. Rush, the Company’s former chief financial officer, filed suit against us in the Circuit Court of Fairfax County, Virginia, in connection with the termination of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

his employment for cause. As previously disclosed, on April 23, 2007, Mr. Rush was suspended with pay. The action was taken by the board of directors following a briefing of the independent directors by WilmerHale, independent counsel to the Special Independent Committee. The Board concluded, among other things, that certain actions taken by Mr. Rush were not consistent with the document retention directives issued by the Company. Mr. Rush’s employment thereafter was terminated for cause on May 2, 2007. Mr. Rush’s lawsuit asserts that his termination was part of an alleged campaign of retaliation against him for purportedly uncovering and seeking to address accounting irregularities, and it contends that his termination was not for “cause” under the Company’s Long Term Incentive Cash Bonus Plan and the terms of prior awards made to him of certain stock options and shares of restricted stock, to which he claims entitlement notwithstanding his termination. Mr. Rush asserts five breach of contract claims involving a bonus, restricted stock and stock options. Mr. Rush also asserts a claim for defamation arising out of comments attributed to us concerning the circumstances of his earlier suspension of employment. His complaint seeks compensatory damages in an amount of no more than $13 million, and punitive damages in an amount of no more than $350,000. Sunrise is defending vigorously against his claims.

SEC Investigation

Sunrise previously announced on December 11, 2006 that we had received a request from the Securities and Exchange Commission (the “SEC”) for information about insider stock sales, timing of stock option grants and matters relating to Sunrise’s historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by Sunrise from the Service Employees International Union. On May 25, 2007, Sunrise was advised by the staff of the SEC that it has commenced a formal investigation. Sunrise has fully cooperated, and intends to continue to fully cooperate, with the SEC.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs will file their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) within 45 days after Sunrise files the restatement of the Company’s 2003, 2004 and 2005 financial statements. Although it cannot be known with certainty what claims or allegations will be advanced when that amended complaint is filed, it is anticipated that Sunrise and the individual defendants will move to dismiss it.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of Sunrise’s current and former directors and officers, and naming Sunrise as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint (the “Consolidated Complaint”), again naming Sunrise as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The Consolidated Complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. Sunrise and the individual defendants filed separate motions to dismiss the Consolidated Complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file an amended complaint that does not substantially alter the nature of their claims. Sunrise anticipates that it and the individual defendants will file new motions to dismiss if this amended complaint is accepted by the court, or will renew their pending motions to dismiss the currently operative complaint.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming Sunrise as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul L. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. Sunrise and the individual defendants have separately filed motions to dismiss this complaint, which remain pending at this time.

In addition, two putative shareholder derivative suits were filed in August and September 2006, which were subsequently dismissed. The cases were filed in the Circuit Court for Fairfax County, Virginia, captioned Nicholas Von Guggenberg v. Paul J. Klaassen, et al., Case No. CL 200610174 (FCCC) (filed 8/11/2006); and Catherine Molner v. Paul J. Klaassen, et al., Case No. CL 200611244 (FCCC) (filed 9/6/2006). The complaints were very similar (and filed by the same attorneys), naming certain of Sunrise’s current and former directors and officers as individual defendants, and naming Sunrise as a nominal defendant. The complaints both alleged breaches of fiduciary duty by the individual defendants, arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The Von Guggenberg suit was dismissed pursuant to preliminary motions filed by Sunrise (the plaintiff subsequently filed a petition for appeal with the Supreme Court of Virginia, which was denied, thus concluding the case). The Molner suit was dismissed when the plaintiff filed an uncontested notice of non-suit (permitted by right under Virginia law), after the Company had filed preliminary motions making the same arguments that resulted in the dismissal of the Von Guggenberg suit. As described above, the plaintiff in Molner later refiled suit in the U.S. District Court for the District of Columbia.

Other Lawsuits and Claims

In addition to the lawsuits and litigation matters described above, Sunrise is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on Sunrise’s business, financial condition, and results of operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Related-Party Transactions

Sunrise REIT

In addition to the activity described in Notes 9 and 14, Sunrise recognized the following in its consolidated statements of operations related to Sunrise REIT (in thousands):

	Years Ended December 31,
	2006*	2005	2004
		Restated	Restated

Management fees	$16,448	$11,443	$156
Reimbursable contract services	130,455	70,525	1,551
Gain on sale and development of real estate	43,223	575	2,385
Interest income received from Sunrise REIT convertible debentures	—	1,028	30
Interest incurred on borrowings from Sunrise REIT	3,312	2,611	28
Equity in earnings in unconsolidated communities	4,326	718	25

*	Sunrise REIT was acquired by Ventas, Inc. in April 2007.

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul and Teresa Klaassen, Sunrise’s Chief Executive Officer and director and Chief Cultural Officer and director, respectively, are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other employees of Sunrise also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. She was previously employed by SSLF from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF. For many years, Sunrise provided administrative services to SSLF, including payroll administration and accounts payable processing. Sunrise also provided an accountant who was engaged full-time in providing accounting services to SSLF, including the schools. SSLF paid Sunrise $49,000 in 2006 and $84,000 in both 2005 and 2004 for the provision of these services. Sunrise estimates that the aggregate cost of providing these services to SSLF totaled approximately $52,000, $81,000 and $80,000 for 2006, 2005 and 2004, respectively. In August 2006, SSLF hired an outside accounting firm to provide the accounting and administrative services previously provided by Sunrise. As a result, Sunrise no longer provides any significant administrative services to SSLF. Beginning January 2007, one of Sunrise’s employees became the full-time director of the schools operated by a subsidiary of SSLF, while continuing to provide certain services to Sunrise. Through October 2007, Sunrise continued to pay the salary and benefits of this former employee. In March 2008, SSLF reimbursed Sunrise approximately $68,000, representing the portion of the individual’s salary and benefits attributable to serving as the director of the schools.

Prior to April 2005, Sunrise managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility under an informal arrangement. Effective April 2005, Sunrise entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. Under the contract, Sunrise receives a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility, and is to be paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which Sunrise estimates to be its cost of managing this property. The costs of any Sunrise employees working on the property are also to be paid; this is in addition to the 1%. In addition, Sunrise

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan is required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no loans made by Sunrise under this contract provision in 2005 or 2006. Either party may terminate the management agreement upon 60 days’ notice. Salary and benefits for the Sunrise employees who manage the Conference Facility, which are reimbursed by SSLF, totaled approximately $0.3 million in 2006 and $0.2 million in both 2005 and 2004. In 2006, Sunrise earned $6,000 in management fees. Sunrise rents the conference center for management, staff and corporate events and paid approximately $0.2 million in 2006 and $0.3 million in both 2005 and 2004 to SSLF. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for Sunrise and non-Sunrise employees, is located in the same building complex as Sunrise’s corporate headquarters. The day care center subleases space from Sunrise under a sublease that commenced in April 2004 and expires September 30, 2013. The sublease payments, which equal the payments Sunrise is required to make under its lease with its landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $88,000, $86,000 and $63,000 in sublease payments in 2006, 2005 and 2004, respectively, under the April 2004 sublease. In January 2007, Sunrise leased additional space from its landlord and in February 2007 Sunrise and the day care center modified the terms of the day care center’s sublease to include this additional space. Rent for the additional space, payable beginning July 19, 2007, is $8,272 per month (subject to increase as provided in the sublease), which equals the payments Sunrise is required to make under its lease with its landlord for this additional space. Rent for the additional space for the period July 19, 2007 to December 2007 totaling approximately $45,000 was paid in December 2007.

A subsidiary of SSLF formed a limited liability company (“LLC”) in 2001 to develop and construct an assisted living community and an adult day care center for low to moderate-income seniors on property owned by Fairfax County, Virginia. In 2004, the LLC agreed to construct the project for a fixed fee price of $11.2 million to be paid by Fairfax County, Virginia upon completion of the project ($11.6 million, as adjusted plus approximately $303,000 under a Pre-Opening Services and Management Agreement). In 2004, the LLC, Sunrise and Fairfax County entered into an agreement pursuant to which Sunrise agreed to develop and manage the project for a fee of up to $0.2 million. In addition, Sunrise and Fairfax County entered into a Pre-Opening Services and Management Agreement for the management of the project upon opening. In February 2005, the SSLF subsidiary assigned its membership interests in the LLC to Sunrise and transferred additional development costs of approximately $0.9 million to Sunrise. These development costs, along with development costs of $0.9 million funded by Sunrise in 2004, are to be repaid to Sunrise as part of the fixed fee price to be received from Fairfax County upon completion of the community. Total construction costs for the project were $11.3 million. Sunrise has received $10.1 million through December 31, 2006 and is pursuing from Fairfax County the remaining $1.8 million outstanding, as well as the $303,000 due under the Pre-Opening Services and Management Agreement.

At December 31, 2004, Sunrise had outstanding receivables from SSLF and its affiliates of $3.4 million for operating expenses and development expenses related to the Fairfax County project. SSLF was not charged interest on these outstanding receivables. At December 31, 2004, Sunrise had outstanding payables to SSLF of $1.2 million relating to advances by a subsidiary of SSLF to a Sunrise venture prior to 2002, which subsidiary previously had provided assisted living services at certain Sunrise venture facilities located in Illinois. Sunrise was not charged interest on these outstanding payables. These net receivables (receivables less payables) due Sunrise at December 31, 2004, as adjusted to give effect to Sunrise’s acquisition of the Fairfax County project subsequent to year-end, totaling approximately $.5 million, were paid in full by SSLF in April 2005. In addition, during the latter part of 2005 and in 2006, Sunrise made non-interest bearing advances of working capital to SSLF totaling approximately $.6 million and $.2 million, respectively. These amounts were repaid by SSLF in October/November 2005 and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

August 2006, respectively. In addition, in August 2006, SSLF paid Sunrise approximately $52,000 representing net working capital advances made to SSLF in prior years. In mid-2005, Sunrise made a separate $10,000 advance which was repaid in July 2005.

Fairfax Community Ground Lease

Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. Rent expense under this lease is approximately $0.2 million annually.

Corporate Use of Residence

In June 1994, the Klaassens transferred to Sunrise property which included a residence and a Sunrise community in connection with a financing transaction. In connection with the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens under a 99-year ground lease. The rent was $1.00 per month. Under the lease, the Klaassens were responsible for repairs, real estate taxes, utilities and property insurance for the residence. For approximately the past 12 years, the Klaassens have permitted the residence to be used by Sunrise for business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise has paid the real estate taxes, utilities and insurance for the property and other expenses associated with the business use of the property, including property maintenance and management services. Sunrise paid expenses totaling approximately $0.1 million annually. For several years ending August/September 2006, the Klaassens’ son lived at the guest house on the property. In December 2007, the Klaassens terminated their 99-year ground lease for no consideration.

Purchase of Condominium Unit

In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which the Company owns a 30% equity interest and with which the Company has entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen has agreed to purchase for his parents a residential condominium unit at the Fox Hill project that the joint venture is currently developing. The purchase price of the condominium is approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of approximately $0.1 million. All residents will be assessed a monthly fee of approximately $4,000 per month for various basic amenities and services that will be offered at the project.

Service Evaluators Incorporated

Service Evaluators Incorporated (“SEI”) is a for-profit company which provides independent sales and marketing analysis, commonly called “mystery shopping” services, for the restaurant, real estate and senior living industries in the United States, Canada and United Kingdom. Janine I. K. Connell and her husband, Duncan S. D. Connell, are the owners and President and Executive Vice President of SEI, respectively. Ms. Connell and Mr. Connell are the sister and brother-in-law of Mr. Klaassen and Ms Connell is the sister-in-law of Ms. Klaassen.

For approximately 13 years, Sunrise has contracted with SEI to provide mystery shopping services for Sunrise. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2004, Sunrise paid SEI approximately $0.5 million for mystery shopping services for approximately 370 communities. In 2005, Sunrise paid SEI approximately $0.7 million for approximately 380 communities. Sunrise paid approximately $0.7 million to SEI in 2006 for approximately 415 communities and approximately $0.5 million in 2007 for approximately 435 communities. The SEI contract is terminable upon 12 months’ notice. In August 2007, Sunrise gave SEI written notice of the termination of SEI’s contract, effective August 2008. Through August 2008, Sunrise expects to pay SEI approximately $0.4 million under SEI’s contract.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Greystone Earnout Payments

In May 2005, Sunrise acquired Greystone. Greystone’s founder, Michael B. Lanahan, was appointed chairman of Sunrise’s Greystone division in connection with the acquisition and he currently serves as one of Sunrise’s executive officers. Pursuant to the terms of the Purchase Agreement, Sunrise paid $45 million in cash, plus approximately $1 million in transaction costs, to acquire all of the outstanding securities of Greystone. Sunrise also agreed to pay up to an additional $7.5 million in purchase price if Greystone met certain performance milestones in 2005, 2006 and 2007. The earnout was $5 million based on 2005 and 2006 results, which Sunrise paid in April 2007. Mr. Lanahan’s share of such earnout payment as a former owner of Greystone was approximately $1.5 million. The remaining $2.5 million earnout is based on Greystone’s 2007 results, and is expected to be paid on or about April 15, 2008. Mr. Lanahan’s share of that payment is estimated to be approximately $0.3 million.

Unconsolidated Ventures

Prior to 2005, Sunrise entered into five unconsolidated ventures with a third party that provided equity to develop communities in the United States, United Kingdom and Canada. A director of Sunrise, Craig Callen, was a managing director of Credit Suisse First Boston LLC (“CSFB”) through April 2004. CSFB, through funds sponsored by an affiliate or subsidiary, had from time to time invested in the ventures. Sunrise recognized none, $1.5 million and $5.5 million in management and professional services revenue in 2006, 2005 and 2004, respectively, from these ventures. Neither Sunrise nor CSFB have an ownership interest in any of these five ventures at December 31, 2006.

Mr. Callen held, through participation in a diversified portfolio of CSFB related investments, a 1.1375% membership interest in one of the joint ventures. In connection with the formation of Sunrise REIT in December 2004, all of the interests in this venture were acquired by Sunrise and immediately contributed to Sunrise REIT. Mr. Callen’s interest was repurchased as part of this transaction for approximately $0.1 million.

Aetna Healthcare

Mr. Callen served as senior vice president, strategic planning and business development at Aetna, Inc. from May 2004 through November 9, 2007. Aetna Healthcare, a subsidiary of Aetna, Inc., is Sunrise’s health plan administrator, dental plan administrator, health benefit stop-loss insurance carrier and long-term care insurance provider. Sunrise had selected Aetna as its health plan administrator prior to Mr. Callen joining Aetna. The payments made by Sunrise to Aetna Healthcare totaled $9.0 million, $9.3 million and $7.6 million for 2006, 2005 and 2004, respectively.

20.	Employee Benefit Plans

401K Plan

Sunrise has a 401(K) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pretax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $2.5 million, $1.4 million and $0.8 million in 2006, 2005 and 2004, respectively.

Executive Deferred Compensation Plan

Sunrise has an executive deferred compensation plan (“the Executive Plan”) for employees who meet certain eligibility criteria. Under the Plan, eligible employees may make pretax contributions in amounts up to 25% of base compensation and 100% of bonuses. Sunrise may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were $0.3 million, $0.4 million and $0.1 million in 2006, 2005 and 2004, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Chief Executive Officer Deferred Compensation Plan

Pursuant to Mr. Klaassen’s employment agreement, Sunrise is required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account. At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by Sunrise are payable to Mr. Klaassen and Sunrise will receive any remaining amounts. Sunrise has contributed an aggregate of $900,000 into this plan, leaving an aggregate amount of $900,000 to be contributed. The Company expects to make contributions for 2006 and 2007 in the first quarter of 2008 to bring the plan up to date.

21.	Fair Value of Financial Instruments

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

Cash equivalents, accounts receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate notes receivable with an aggregate carrying value of $21.8 million and $20.4 million have an estimated aggregate fair value of $21.7 million and $21.4 million at December 31, 2006 and 2005, respectively.

Fixed rate debt with an aggregate carrying value of $55.9 million and $204.9 million has an estimated aggregate fair value of $53.7 million and $304.6 million at December 31, 2006 and 2005, respectively. Interest rates currently available to Sunrise for issuance of debt with similar terms and remaining maturities are used to estimate the fair value of fixed rate debt. The estimated fair value of variable rate debt approximates its carrying value of $134.8 million and $43.4 million at December 31, 2006 and 2005, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ from the amounts presented herein.

22.	Information about Sunrise’s Segments

Sunrise has four operating segments for which operating results are regularly reviewed by key decision makers; North American operations, (including Canada), International operations, Greystone and Trinity. North American operations and Greystone operations have similar economic characteristics and have been aggregated into one operating segment along with international as its results do not meet the quantitative thresholds for separate disclosure. Therefore, Sunrise discloses information for two segments; senior living development and operations and hospice care. Sunrise acquired Trinity in September 2006, as discussed in Note 6. The senior living development and operations segment develops, acquires, disposes and manages senior living communities. Hospice care provides palliative care and support services to terminally ill patients and their families.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment results are as follows (in thousands):

	Senior Living Development
	and Operations	Hospice Care	Total

Revenues	$1,628,190	$20,209	$1,648,399
Interest income	9,476	101	9,577
Interest expense	6,194	10	6,204
Sunrise’s share of earnings and return on investment in unconsolidated communities	43,702	—	43,702
Depreciation and amortization	47,817	831	48,648
Provision for income taxes	20,429	53	20,482
Net income	20,276	81	20,357
Investments in unconsolidated communities	104,272	—	104,272
Goodwill	158,352	59,663	218,015
Segment assets	1,734,193	83,235	1,817,428
Expenditures for long-lived assets	187,269	57	187,326

International revenue from operations was $25.7 million, $22.1 million and $14.7 million in 2006, 2005, and 2004, respectively. International expenses from operations was $30.8 million, $19.4 million and $13.3 million in 2006, 2005 and 2004, respectively. International long-lived assets were $65.4 million and $17.0 million at December 31, 2006 and 2005, respectively.

During 2006, Sunrise generated approximately 16% of total operating revenues from one owner of senior living communities which Sunrise manages. No other owner represented more than 10% of total operating revenues in 2006. No owner represented more than 10% of total operating revenues in 2005 or 2004.

During 2006 the Company recorded an impairment charge of $15.7 million related to seven small senior living communities, which were opened between 1996 and 1999.

23.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005

Accrued salaries and bonuses	$47,346	$45,680
Accrued employee health and other benefits	64,487	48,599
Other accrued expenses	65,060	64,340

	$176,893	$158,619

24.	Subsequent Events

2007

New Ventures

On January 11, 2007, Sunrise entered into a venture with Prudential Real Estate Investors (“PREI”) to develop an estimated 18 assisted living communities in the United Kingdom over the next four years. PREI, acting on behalf of institutional investors, owns 80% of the venture and Sunrise owns 20%. Property developments will be funded through contributions of up to approximately $200 million by the partners, based upon their pro rata ownership

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1 billion. As part of this venture, Sunrise has management responsibilities.

Also, in 2007, Sunrise entered into two development ventures with MetLife to develop and build 29 senior living communities in the United States beginning in 2007. These ventures, together with the first venture with MetLife, which was entered into in September 2005, total over $1 billion in development costs. These ventures are 80% owned by MetLife and 20% owned by Sunrise. Additionally, as part of the ventures, Sunrise has development and management responsibilities.

Change in Ownership of Sunrise Communities

In April 2007, Ventas, Inc. (“Ventas”), a large publicly-held healthcare REIT, acquired Sunrise REIT. At the time of the acquisition, Sunrise partially owned and managed 59 communities owned by Sunrise REIT with Sunrise as a minority owner and another 18 communities owned by Sunrise REIT. As of December 31, 2007, Sunrise partially owned and managed 61 communities for which Ventas was the majority owner and managed another 18 communities owned by Ventas. In addition, Sunrise has various arrangements with Ventas as successor to Sunrise REIT regarding future development in Canada.

Real Estate Transactions

During 2007, two transactions were completed for a total of 19 communities. Sunrise received approximately $84 million of proceeds for these ventures and recorded pre-tax income of approximately $96 million.

Also during 2007, a venture in which Sunrise has a 20% equity interest sold six communities to a venture in which Sunrise has a 10% interest. As a result of the transaction, Sunrise pre-tax recorded income of approximately $60 million. Sunrise received cash proceeds of approximately $42 million related to the transaction. In addition, Sunrise received in advance approximately $53 million from a venture relating to a deposit received by that venture for future sales of real estate.

Also during 2007, Sunrise expects to record a pre-tax gain on the sale of real estate of approximately $54 million related to the expiration of a guarantee related to a sale of 14 communities in 2003.

Bank Credit Facility

During 2007, as a result of the delay in completing our restatement, Sunrise entered into several amendments to its Bank Credit Facility extending the time period for furnishing required quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points. Sunrise also paid the lenders aggregate fees of approximately $0.9 million for entering into these amendments. The Company’s Bank Credit Facility was further amended in January, February and March 2008. See Note 13.

Trinity Hospice

On September 14, 2006, Sunrise acquired Trinity for $75 million with the objective of entering the hospice care industry. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the OIG requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that is prior to our acquisition of Trinity. On September 11, 2007, Trinity and Sunrise were served with a qui tam complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. The filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provision of the Federal False Claims Act. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 and February 12, 2008. The subpoena relates to the ongoing investigation being conducted by the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. Trinity is in the process of complying with the subpoena. See Note 18. During 2006, Sunrise recorded a loss of $5 million for possible fines, penalties and damages related to the Trinity OIG investigation. As of December 31, 2007, Sunrise had incurred approximately $2 million in professional fees and other costs in connection with the investigation and the related qui tam action and remediation activities. Sunrise expects to incur additional costs until this matter is resolved, which may be substantial.

Trinity’s hospice revenue of $20.2 million in 2006 and projected hospice revenue of $66.5 million for 2007 was reduced by approximately $1.6 million and $5.6 million, respectively, as a result of its hospice programs exceeding the Medicare cap. Trinity’s ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs.

As of December 31, 2006, Trinity’s average daily census was approximately 1,500. As of December 31, 2007, Trinity’s average daily census was approximately 1,300. This decline in census from 2006 to 2007 was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts.

As a result of a review of the goodwill related to Trinity, Sunrise expects to record an impairment loss of approximately $50 million in 2007.

Impairment of Long-Lived Assets

During the fourth quarter of 2007, Sunrise expects to record an impairment charge of $4.2 million related to a senior living community that Sunrise acquired in 1999.

Senior Living Condominium Projects

Sunrise began to develop senior living condominium projects in 2004. In 2006, Sunrise sold a majority interest in a combined condominium and assisted living venture to third parties. In conjunction with the development agreement for the condominium and assisting living projects, Sunrise agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10 million (subject to certain limited exceptions). Project overruns to be paid by Sunrise are approximately $45 million. During 2006, Sunrise recorded a loss of approximately $17.2 million due to this commitment. During 2007, Sunrise expects to record an additional loss of approximately $7 million due to this increase in the budgeted project costs. Through February 29, 2008, Sunrise has paid approximately $11 million in cost overruns.

Sunrise has decided to discontinue development of four senior living condominium projects due to adverse economic conditions. Sunrise is currently evaluating other options for the projects, including the possible sale of the land or the development of other Sunrise products. As a result, Sunrise expects to record pre-tax charges totaling approximately $21 million to write off capitalized development costs for these projects in 2007. In the first quarter of 2008, Sunrise suspended the development of all but one of its condominium projects and as a result, Sunrise expects to record pre-tax charges totaling approximately $22.1 million in the first quarter of 2008, capitalized costs relating to these projects amounted to $22.3 million at December 31, 2006.

Sunrise At Home

In October 2000, Sunrise formed Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”), a venture offering home health assisted living services in several East Coast markets and Chicago. In June 2007, Sunrise At Home was merged with AllianceCare. AllianceCare provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, AllianceCare operates more than 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. In the merger, Sunrise received approximately

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, Sunrise’s chief operating officer, was appointed to the Board of Directors of AllianceCare.

Legal and Professional Fees

During 2007, Sunrise incurred legal and professional fees of approximately $42 million related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions.

2008

Bank Credit Facility

There were $100 million of cash advances and $71.7 million of letters of credit outstanding under the Company’s Bank Credit Facility at December 31, 2007. On January 31, February 19, and March 13, 2008, the Company entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	waived delivery by the Company of all 2006 quarterly financial statements and financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007;

•	modified to April 15, 2008 the delivery date for the 2006 audited financial statements;

•	modified to April 30, 2008 the delivery date for preliminary 2007 unaudited annual financial statements;

•	modified to May 31, 2008 the delivery date for the preliminary unaudited financial statements for the quarter ending March 31, 2008;

•	modified to July 31, 2008 the delivery date for the 2007 audited annual financial statements;

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ending March 31, 2008; and

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008.

Pursuant to the January 31, 2008 amendment, effective February 20, 2008, the aggregate amount outstanding under the Bank Credit Facility may not exceed $160 million until such time as the administrative agent acknowledges the receipt of the 2006 and 2007 annual financial statements, at which time the maximum amount permitted to be outstanding under the Bank Credit Facility will again be $250 million. The Company will continue to owe and pay fees on the unused amount available under the Bank Credit Facility, as provided by the credit agreement, as if the maximum outstanding amount were $250 million. In addition, effective as of February 1, 2008 until the end of the interest period in which the administrative agent acknowledges in writing receipt of the 2006 and 2007 annual financial statements, the LIBOR rate loans margin will be 275 basis points and the base rate loan margin will be 125 basis points. The Company paid the lenders an aggregate fee of approximately $1.1 million for entering into this amendment.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., Sunrise’s wholly owned insurance captive directly issued $43.3 million of letters of credit to our insurance carriers that had been issued under the Bank Credit Facility. As of February 29, 2008, Sunrise had borrowings of $108.0 million, letters of credit of $28.4 million and borrowing availability of approximately $23.6 million under the Bank Credit Facility. Sunrise believes this availability, including unrestricted cash balances at February 29, 2008 and unlevered real estate assets, is sufficient to support its operations over the next twelve months.

In connection with the March 13, 2008 amendment, the Company, Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Development Inc. and Sunrise Senior Living Services, Inc., each of which is a wholly-owned subsidiary of the Company (collectively, the “Loan Parties”), executed and delivered a

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

Senior Living Condominium Developments

As indicated above, in the first quarter of 2008, Sunrise suspended the development of all but one of its condominium projects and as a result expects to record pre-tax charges totaling approximately $22 million in 2008.

25.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4	Total

2006
Operating revenue	$376,671	$464,047	$378,706	$428,975	$1,648,399
Net income (loss)	2,320	48,685	16,304	(46,952)	20,357
Basic net income (loss) per common share	$0.05	$0.98	$0.33	$(0.94)	$0.42
Diluted net income (loss) per common share	0.05	0.95	0.32	(0.94)	0.40

2005 (as restated)
Operating revenue	$326,775	$342,263	$378,896	$461,504	$1,509,438
Net (loss) income	(3,827)	31,665	22,227	37,024	87,089
Basic net (loss) income per common share	$(0.09)	$0.77	$0.53	$0.88	$2.10
Diluted net (loss) income per common share	(0.09)	0.66	0.46	0.75	1.82

2005 (as previously reported)
Operating revenue	$388,292	$413,221	$463,218	$554,748	$1,819,479
Net income	8,013	10,338	11,049	50,342	79,742
Basic net income per common share	$0.20	$0.25	$0.27	$1.19	$1.92
Diluted net income per common share	0.19	0.23	0.24	1.01	1.67

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.

As discussed in Note 2, the 2005 quarterly results have been restated to reflect each of the following items:

•	real estates sales;

•	cost of real estate projects;

•	equity method investments with preferences;

•	revenue recognition for Greystone contracts;

•	stock-based compensation;

•	reimbursed expenses; and

•	other adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

This Board of Directors is committed to governing Sunrise, which is dedicated to caring for and serving seniors, at the highest standards of business practice and performance. When questions were raised about the timing of certain stock option grants to Sunrise directors and officers over a period of time, and stock sales by certain directors in the months prior to the May 2006 announcement of the Company’s Accounting Review, the Board promptly created a Special Independent Committee to investigate those questions. Subsequently, the Board, on its own initiative, expanded the scope of the Committee’s inquiry to include the facts and circumstances with respect to three categories of errors in the restatement; the historical accounting for the effect of certain buyer preferences, Sunrise guarantees and commitments on the timing of sale accounting and recognition of income upon sales of real estate; the accounting for allocation of profits and losses in those ventures in which Sunrise’s partners received a preference on cash flow; and the historical accounting treatment for certain judgmental accruals and reserves (together, the “Special Committee Inquiry”).

From the outset of the Special Committee Inquiry, the Board has been committed to addressing weaknesses in internal controls and processes that may have caused, or failed to detect, the errors in accounting being restated, and directed the Special Independent Committee to recommend remedial measures, based on its findings, to prevent recurrence of the inappropriate accounting practices and ensure sound, timely and accurate financial reporting and comprehensive disclosure. During the pendency of the Special Committee Inquiry, the Board of Directors undertook a careful and critical self assessment of the ways in which the Company managed itself to determine how existing corporate governance practices could be strengthened. As a result of these combined efforts, the Board has unanimously adopted a remedial framework, which is summarized in this Item 9A. The Board expects that implementation of its remedial framework will:

•	Set clear standards of ethical business conduct that are understood throughout the Company and uniformly enforced;

•	Establish a compliance program that is appropriately staffed and funded;

•	Enhance the technical skills and experience of the finance and accounting functions and strengthen internal controls and processes to prevent and detect future accounting errors; and

•	Achieve best practices in corporate governance and improve Board oversight.

In light of the relevance of the remedial framework to the matters addressed in this Item 9A, set forth below is the outline of this remediation framework. The balance of this Item 9A addresses, among other matters:

•	Current management’s conclusions concerning our disclosure controls and procedures as of December 31, 2006;

•	Current management’s annual report on internal controls over financial reporting and the independent auditor attestation required for our fiscal year 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), pursuant to Section 404 of the Sarbanes-Oxley Act (see “Management’s Report on Internal Control Over Financial Reporting” and the corresponding “Report of Independent Registered Public Accounting Firm”); and

•	Identification of changes in internal controls over financial reporting during the fourth quarter of 2006.

Board Remedial Framework

The Board’s adoption of this remedial framework reflects its commitment to establish and maintain high standards of ethical business practice and performance throughout the Company.

Personal Accountability.  The Board recognizes that the Company’s leadership sets the tone and culture, which play a critical role in creating and maintaining an appropriate control environment. Those who manage and lead this Company must exercise their fiduciary duties to the Company and shareholders and must be accountable for accurately reporting financial results. While the evidence developed by the Special Independent Inquiry showed that inappropriate accounting activity was engaged in by others, the CEO and Founder of Sunrise recognizes that such activity damaged the Company’s credibility with all of its stakeholders. He is dedicated to re-establishing the appropriate tone and culture necessary to restore an effective control environment. As a tangible demonstration of his commitment to lead the Company forward, the CEO has repaid the value of all bonus compensation that he was awarded in 2003 through 2005, net of taxes. As a further demonstration of his leadership and integrity at this critical juncture, he has disclaimed any opportunity to receive bonuses for 2006 and 2007.

The Board has not tolerated, and will not in the future tolerate, conduct that demonstrates an ignorance of relevant GAAP requirements or misapplication of GAAP requirements, or employees who appear to overlook or ignore questionable activity or conduct. Based on the findings of the Special Independent Committee, the Board separated from Sunrise all officers who had any substantial involvement in, or direct or supervisory responsibility for, the accounting function that caused the errors in the restatement, which included the President, Chief Financial Officer for the period prior to August 2005, and Treasurer (who had been the Chief Accounting Officer from 2000 through 2004). Other members of the senior finance team had either resigned or been separated from Sunrise previously. As a result, the entire senior finance organization responsible for the accounting errors now being restated is now no longer with the Company.

The Board has retained a new senior finance management team, from outside Sunrise, with strong accounting and financial reporting skills and a proven record of integrity and ethical behavior. It recruited a new CFO, Richard J. Nadeau, and had previously appointed a new Chief Accounting Officer, Julie A. Pangelinan.

This Board expects that each employee will adhere to the highest ethical standards; will have training and experience commensurate with his or her job responsibilities; and will be held accountable for his or her actions and decisions. The Board recognizes that personal accountability must turn on individual conduct and knowledge. Under the direction of the Special Independent Committee, appropriate disciplinary and remedial actions have been taken against current employees who had some involvement in the accounting errors addressed in the restatement.

Culture of Compliance. The Board, together with the senior management team, recognizes that a strong control environment sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for all other components of internal control over financial reporting. Employees must view compliance with the Company’s Code of Conduct, standards, and control systems as a central priority, even if they believe that compliance will uncover some problem that might be more convenient to remain undisclosed.

At the direction of the Board, the Special Independent Committee and senior management have met with key personnel throughout the Company to explain the critical need for an effective control environment and the plan to establish that environment through the implementation of the remedial framework.

The Board has directed management to revise the existing Codes of Conduct into one Code, written in plain English that employees can readily understand, that will inspire employees to uphold high standards and provide clear guidelines on what to do, what is and what is not acceptable, and when and where to seek guidance; will emphasize the availability of the existing anonymous Hotline that employees can use to identify and report questionable activity and the obligation of each employee to raise concerns and issues; will explicitly assure non-retaliation for reports of questionable conduct; will provide specific examples of scenario based vignettes involving risk areas to Sunrise and practical questions and answers to help employees and other stakeholders understand key concepts; and will specify the consequences for non-adherence. Once the revised Code is reviewed and approved by the Board, the Board expects that management will distribute the revised Code to all employees and directors and provide training on the Code and its application. In addition, the Board will require annual acknowledgements, from each employee and director that he or she has reviewed the Code and will adhere to it. Management will be expected to track annual acknowledgements and follow up on non-compliant or negative responses or lack of responses.

While the Code of Conduct sets the standards of behavior that the Company expects from its employees, those standards must be appropriately communicated and enforced. The Board has directed management to create a corporate compliance program, to be administered by a newly formed corporate compliance office and has created the position of Chief Compliance Officer, which it will fill with an external hire. The Chief Compliance Officer will report directly to a newly created Board Committee, the Governance and Compliance Committee. Responsibilities of the Chief Compliance Officer and Compliance Office will include:

•	Designing and implementing a company wide compliance program to facilitate adherence to applicable laws, statutes, regulations, the Code of Conduct and internal policies and controls;

•	Training on the Code of Conduct, including clear communication of what behavior is acceptable and unacceptable;

•	Monitoring compliance with the Code of Conduct;

•	Monitoring receipt of annual employee acknowledgements of intent to adhere to the Code of Conduct;

•	Re-emphasizing the availability of the anonymous Hotline through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities of which they have become aware or have observed;

•	Monitoring operation of the Hotline, which will continue to be answered by an independent vendor, including the processing of complaints and/or reported violations, and determining how to address each call in a timely manner, including review and investigation, as appropriate; and

•	Reporting, on a regular basis, to the Governance and Compliance Committee.

The Board intends to review, on an annual basis, the activities of the Compliance Office, the strength of the compliance program, and the risks it has addressed.

Enhanced internal controls and processes. The Board’s comprehensive remedial framework includes other elements aimed at strengthening Sunrise’s control environment, and the Board has directed management to develop a detailed plan and timetable for implementation of this framework. These elements include:

•	Assess the quality and resource levels of the finance staff, and hire, as needed, industry skilled and technically experienced finance employees to supplement the existing employee base;

•	Provide mandatory training to all finance employees on accounting issues addressed in the restatement to enhance awareness and understanding of accounting principles;

•	Provide on-going training to all finance employees on evolving interpretations of accounting standards and best practices under GAAP and on Sunrise’s written accounting policies;

•	Review and, to the extent needed, revise existing accounting policies, and create new written accounting policies in all critical accounting areas, including management judgment and discretion, and post each accounting policy on Sunrise’s intranet where it can be readily accessed by employees;

•	Enhance the controls regarding manual journal entries, including requirements for written documentation for all proposed entries;

•	Establish clear, written lines of authority within the finance and accounting functions of the Company;

•	Require segregation of duties for manual journal entries so that an individual who reviews and approves any proposed journal entry is separate from the person who initiated it;

•	Establish a formal close calendar for each financial reporting period that is sufficient to provide appropriate time to process the close of the accounting records and analyze the reported results;

•	Create a quarterly balance sheet review process, to be supervised by the Controller or Assistant Controller, to ensure that quarterly reconciliations of all balance sheet accounts are performed, documented and reviewed;

•	Create a formal Disclosure Committee, consisting of senior management, that is responsible for reviewing all disclosures and filings for accuracy and compliance with applicable laws and regulations and for providing those draft disclosures to the Audit Committee with sufficient time for thorough review;

•	Enhance the Internal Audit function to test the efficacy of controls around key accounting processes, including the existence of written accounting analyses, approved by the CAO or CFO, prior to any binding commitment of the Company to a deal; manual journal entries and supporting documentation; and account reconciliations; and

•	Cause a review of existing information technology systems to be performed, and invest in the improvements recommended by the review so that the systems are commensurate with the complexity of Sunrise’s business and financial reporting requirements and can improve the reliability of Sunrise’s financial reporting by reducing the need for manual processes, reducing the opportunities for errors and omissions, and decreasing reliance on manual controls to detect and correct inaccuracies.

Strengthen Corporate Governance. As a result of its self assessment, the Board has concluded that a number of structural changes and improvements to its internal processes are warranted to improve Board oversight and corporate governance.

On March 16, 2008, the positions of CEO and Board Chair were separated. Paul Klaassen will remain as the Company’s CEO and a member of the Board and the Board has elected Lynn Krominga, an independent director who joined the Board last fall, to serve as its non-executive Chair. The Board separated these functions to improve management’s accountability to the Board.

The Board is responsible for reviewing management’s strategic and business plans as well as proposed significant transactions, capital allocations and expenditures, and hiring of senior executive officers. To strengthen its oversight function, and to support the separation of functions of CEO and Board Chair, the Board has directed management to draft an appropriate delegation policy, which the Board intends to review and will adopt.

The Board recognizes that best corporate practices include renewal at the Board level. In 2007, two new independent directors joined the Board — Lynn Krominga and Stephen Harlan. Going forward, the Board has adopted a renewal program that balances the Company’s requirements for continuity and experience with the need to bring on new perspectives from seasoned professionals, with different experiences and expertise. The Board has determined to continue the current staggered terms of existing Board members through their remaining terms, in order to retain their significant, long-standing institutional knowledge of this Company. It is the Board’s intention to discontinue staggered terms for Board members pursuant to an amendment to the Company’s certificate of incorporation to be submitted for stockholder approval at the 2008 annual meeting under which all directors elected or appointed at or after such meeting will serve one-year terms. Existing directors will continue to serve their remaining terms. By the 2010 annual meeting of stockholders, all directors will be elected to serve one-year terms. The Board also intends to nominate two new, independent directors for election at the next annual meeting, with significant experience as directors of other public companies. The Board recognizes the enormous time demands placed on directors of its Board, and does not believe that it is possible to serve effectively on the Sunrise Board and serve as a director of numerous other boards of directors. Effective immediately, the Board has limited service by existing and new directors on public company boards of directors to a total of four (including the Company) and, as of the 2012 Annual Meeting, will limit service by all directors on public company boards of directors to a total of three (including the Company).

The Board has concluded that Board oversight will likely be strengthened if membership on all Committees is limited to a consecutive five year period, with a cooling-off period before a Board member can rejoin the Committee. In an effort to transfer the institutional knowledge held by existing Committee members, the Board has determined to implement this change over a period of time. Each Committee Chair who has served more than five years has stepped down, and a new Chair has been elected by the Board. At the next regular Board meeting following the annual shareholder meeting and election of new directors, the Board will revise the membership of each of its Committees so that any Board member who has served more than five years on any Committee will rotate off those Committees, and vacancies will be filled by other Board members.

The Board has concluded that its members can best exercise their oversight function and contribute to Sunrise’s mission when each is kept apprised of the challenges facing directors of other public companies and of the risks and opportunities facing Sunrise. To enhance the Board’s existing knowledge, each director has joined the National Association of Corporate Directors, a not-for-profit organization dedicated exclusively to serving the corporate governance needs of directors and boards; will complete mandatory, annual accredited director education; and will keep current on developments in the Company’s operations and in the industry by periodic visits to Company properties.

The Board recognizes that an orderly, in person governance process is the most effective way for the Board to conduct its business. The Board will hold a significant number of Committee and Board meetings in-person, and will track and report, in the annual Proxy, attendance by director. In order to monitor and act on business risks affecting Sunrise and make informed decisions, the Board and its Committees must receive from management, in sufficient time prior to meetings, all materials relevant to the issues to be discussed at the meeting.

Exercise of reasonable oversight over a public company’s compliance efforts is a central responsibility of its board of directors. To strengthen that oversight function at Sunrise, the Board has created a new Committee, the Governance and Compliance Committee, to monitor the Company’s compliance with applicable legal requirements, sound ethical standards and “best practices.” The Board has elected William Little, who chaired the Special Independent Committee, to chair the Governance and Compliance Committee. Among other things, this Committee will review and approve the revised Code of Conduct; direct and monitor management creation and implementation of a corporate-wide compliance program; hire the Chief Compliance Officer; review all proposed related party transactions as they occur, and review all existing related party transactions annually, at the same time each year; evaluate the Board’s governance processes through review of the annual director self-assessments; and report regularly to the Board on company-wide compliance efforts.

Another critical responsibility of the directors of a public company is development of a CEO succession plan, to ensure the stability and vitality of the company. The Board’s Committee of Non-Management Directors is in the process of formulating a CEO succession plan that it will present to the Board for consideration within 30 days.

The Audit Committee of the Board of Directors of every public company bears significant oversight responsibilities for the company’s financial statements. Timely receipt of information, transparency with management and the external and internal auditors, and additional processes will assist the Audit Committee of the Sunrise Board in exercising this oversight function. The Board elected Stephen Harlan to chair its Audit Committee, and the Audit Committee has been actively engaged in adopting practices to strengthen its oversight function. These actions include:

•	Quarterly meetings with the CEO, CFO, COO, Internal Auditor, and General Counsel, and with the external auditors, in separate executive sessions, to provide a forum in which concerns and issues can be candidly raised;

•	Review of all draft disclosures timely provided by management’s Disclosure Committee; and

•	Monitoring corporate performance against management’s strategic and business plans, including reviewing the operating results on a regular basis to evaluate whether the business is being properly managed, which it will report to the Board.

The Board recognizes that the addition of new Board members who qualify as “financial experts” under Sarbanes Oxley will further improve the oversight capabilities of the Audit Committee, and intends to identify such candidates and propose them for election to the Board.

Oversight of executive compensation and the hiring of executive officers rest, in the first instance, with the Compensation Committee and the Board. The Compensation Committee will adopt improved procedures with respect to the granting of stock options and equity awards to employees that include:

•	Fixed annual date for consideration of grants to executive officers and other employees;

•	Grants for new hires or grants for promotion or retention will be made only at a regularly scheduled meeting subsequent to the event;

•	Formalizing, in a written document, the stock option and equity award granting procedures;

•	Establishing the process to be followed for nominating employees for stock option and equity awards;

•	Directing management to automate appropriate functions in order to minimize the potential for human error; and

•	Directing management to provide mandatory training and education to ensure that all employees involved in the administration of equity awards understand the Company’s equity award granting processes.

The Compensation Committee is augmenting its processes to review bonuses for officers. Incentive compensation will continue to be awarded at the sole discretion of the Committee. Enhanced processes for consideration of incentive compensation will include:

•	Management submission of written bonus objectives, by February 1 of the year in which bonuses are to be considered, and prompt consideration of those objectives;

•	Quarterly review of management’s progress in meeting its bonus objectives;

•	Year end review of individual performance against objectives, including demonstrable commitment to a strong control environment; and

•	Development of a long term equity incentive plan aligned with satisfaction of the Company’s long term goals and objectives.

The Compensation Committee will continue to establish compensation for the executive officers of Sunrise. The Board intends to move away from non-monetary perks for executives in favor of increasing cash compensation. It has eliminated any personal use of corporate aircraft and company cars.

The Board has directed management to draft a written policy that would enable the Compensation Committee to authorize the Board to recoup any bonus and excess compensation payments to officers in the event of a restatement that reduces earnings for the period in which the payments were made, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. Similarly, the Board intends to include, in any employment agreements negotiated between the Compensation Committee and officers, a provision in which that officer agrees to return any bonus or excess compensation in the event of a restatement, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets.

As these elements of the remedial framework are implemented, the Board will monitor their implementation. The Board is unwavering in its commitment to this remedial framework and is determined to establish a control environment that will enable Sunrise to move forward to take on the business challenges and opportunities ahead.

DISCLOSURE CONTROLS AND PROCEDURES

Sunrise is responsible for maintaining disclosure controls and other procedures that are designed so that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

In connection with the preparation of this Form 10-K, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of December 31, 2006. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its Form 10-K for the year ended December 31, 2006 and its Form 10-Qs since the first quarter of 2006. Due to the time required to complete the Accounting Review and the restated financial statements, Sunrise has also not been able to timely file its Form 10-K for the year ended December 31, 2007. In addition, as described below, management identified several material weaknesses in Sunrise’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

After management concluded that there were material weaknesses in Sunrise’s internal control over financial reporting, Sunrise began implementing compensating controls and procedures designed to prevent a material misstatement of its consolidated financial statements as of December 31, 2006. While the efforts are ongoing, Sunrise believes that it has made improvements to the control environment and to the accounting operations primarily through extensive changes in senior management and other personnel, extensive organizational changes, increased staffing, increased focus on controls, greater substantive testing and better documentation. Because the Company has not yet completed implementation of its planned remediation efforts, it is expected that the Company’s 2007 Form 10-K, when filed, will indicate that the Company’s internal control over financial reporting and its disclosure controls and procedures also were not effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Sunrise is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by rules of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

A system of internal control over financial reporting (1) pertains to the maintenance of records that, in reasonable detail, should accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provides reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. In performing this assessment, management also considered the work of the Special Independent Committee.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trinity Hospice Inc., which is included in the 2006 consolidated financial statements of Sunrise Senior Living, Inc. and constituted $83.2 million and $74.6 million of total and net assets, respectively, as of December 31, 2006 and $20.2 million and $0.1 million of revenues and net income, respectively for the year then ended.

Material Weakness in Internal Control over Financial Reporting

As part of the restatement of the Company’s financial statements for 2005 and prior periods, accounting errors were corrected for:

•	real estate sales;

•	costs of real estate projects;

•	equity method investments with preferences;

•	revenue recognition for Greystone development contracts;

•	stock based compensation;

•	reimbursed expenses;

•	certain judgmental accruals and reserves; and

•	other adjustments.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following four material weaknesses in the company’s internal control over financial reporting as of December 31, 2006.

1.	Entity-Level Control Environment

The extensive nature of the accounting restatement of the 2005 and prior financial statements and the findings of the Special Independent Committee confirm that the Company had deficiencies in its control environment. Specifically, the Company did not set the appropriate tone around accounting and control consciousness, lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of the Company’s organizational structure and financial reporting requirements, and did not exercise appropriate oversight of accounting, financial reporting and internal control matters.

2.	Transaction Documentation and Written Accounting Policies

There was insufficient analysis and written documentation of the application of GAAP to real estate and other transactions. In addition, there was a lack of written policies and procedures for identifying and appropriately applying applicable GAAP to the various categories of items that were corrected in the restatement.

3.	Communication and Information Flow

There was a lack of adequate policies and procedures to ensure that accounting personnel were made aware of the specific features in significant real estate transactions. Further, there was a lack of written procedures for monitoring and adjusting balances related to certain accruals and reserves. Roles and responsibilities for establishing and maintaining internal controls, including manual transaction authorizations, were not adequately communicated.

4.	Process and Transaction Level Controls

There was a lack of clear organization and accountability within the accounting function, including insufficient review and supervision, combined with weak financial reporting systems that were not integrated and required extensive manual interventions. Specifically, there was a lack of effective accounting reviews for routine and non-routine transactions and accounts. As a result, and coupled with a lack of a sufficient level of experienced personnel as described in the entity level control environment deficiencies, the Company was unable to close its books in a timely and accurate manner.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the Internal Control — Integrated Framework issued by COSO.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2006, as stated in their attestation report that is included herein.

Remediation Steps to Address Material Weaknesses

Without significant changes to the information systems and finance organization, we will be utilizing short-term, time consuming workaround solutions to address identified control issues as opposed to streamlining and building sustainable processes that involve the effective execution of stronger and more efficient monitoring and prevent controls. At the transaction process level, we need to improve upon the balance between detect and prevent controls. We continue to rely heavily on manual and detect controls in the context of processes that are overly complex and fragmented. Accordingly, in response to the identified material weaknesses, management, with oversight from the Audit Committee of the Company’s Board of Directors, has dedicated significant resources, including the engagement of consultants, to support the Company’s efforts to improve the control environment and to remedy the identified material weaknesses. We expect that full implementation of the remedial measures set forth herein will take significant time and effort, due to the complexity and extensive nature of some of the remediation required and a need to coordinate remedial efforts within the organization.

In connection with the preparation of the financial statements for 2006 and prior years we implemented compensating controls and procedures designed to assure that any weaknesses in internal control did not impact the preparation of the consolidated financial statements through increased account analysis and improved documentation. While efforts are ongoing, management believes that the Company has made improvements to the control environment and to the accounting operations primarily through extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. This effort included comprehensive reviews of all sales of real estate, all equity transactions, including venture recapitalizations and other significant non-routine transactions. In addition, all balance sheet accounts were reconciled, reviewed and certified by the process owner to be materially correct. Management, under the direction of the CEO and CFO, has been directing remediation efforts. These remediation efforts have now been integrated with the directives from the Board remedial framework discussed above. Significant accomplishments to date include:

Changes in Senior Management. As indicated above, the Board separated from Sunrise all officers who had any substantial involvement in, or direct or supervisory responsibility for, the accounting function that caused the errors in the restatement, which included the President, Chief Financial Officer for the period prior to August 2005, and Treasurer (who had been the Chief Accounting Officer from 2000 through 2004). Other members of the senior finance team had either resigned or been separated from Sunrise previously. As a result, the entire senior finance organization responsible for the accounting errors now being restated is now no longer with the Company. The Board has retained a new senior finance management team, from outside Sunrise, with strong accounting and financial reporting skills and a proven record of integrity and ethical behavior. It recruited a new CFO, Richard J. Nadeau, and had previously appointed a new Chief Accounting Officer, Julie A. Pangelinan.

Expansion of the Accounting Policy Group. The Company expanded its Accounting Policy Group from one professional to six professionals. In March 2007, the Company established a policy that all proposed significant transactions be subject to a formal review and analysis to document the proper accounting treatment by the Accounting Policy Group prior to closing a transaction. Management is developing a charter for this group that makes it clear that the Accounting Policy Group is responsible for resolution of difficult accounting questions and for technical accounting interpretations and that this group has the “last word” on such issues.

Other Additional Accounting Personnel. In June 2006, the Company added the position of Assistant Controller. In October 2006, the Company named a new Controller. The Company has also added four additional staff members in the financial reporting group, three additional corporate staff members in the international reporting group and three additional staff members in the operations accounting group.

Change in Reporting Relationships. The reporting relationships have been revised so that all accounting functions report through the Chief Accounting Officer.

SOX Compliance Officer. In October 2006, the Company hired a Senior Director of SOX Compliance, who reports to the Chief Accounting Officer.

Improved Disclosure Controls. Management has developed a robust Disclosure Committee Policy for the 2006 Form 10-K process that was designed to ensure that information disclosed to the public is recorded, processed, summarized and reported accurately.

Management’s Interaction with the Board of Directors. Management concurs with the Board of Directors that it must provide, in sufficient time prior to meetings, all materials necessary for it to monitor and act on business risks affecting Sunrise and information relating to decisions the Board of Directors is being asked to make. The Audit Committee needs clear and concise information relating to Sunrise’s financial reporting. Going forward, management will also provide a quarterly assessment of the overall quality and transparency of Sunrise’s financial reporting, upon which the external auditors will review and comment.

Comprehensive Accounting and Corporate Policies. Management has recognized weaknesses in existing processes and controls, and has taken steps to remedy these deficiencies. More needs to be done. The finance and accounting organization will develop standards of transparency in financial reporting that meet both the letter and the spirit of legal requirements. Sunrise is in the process of developing written accounting and corporate policies to ensure strict adherence to GAAP. Procedures will be adopted to identify evolving interpretations of accounting standards and best practices under GAAP.

The following remedial actions are expected to commence in the second quarter of 2008:

Codification of the Authority and Approval Limits Delegated to Management by the Board of Directors. The Board of Directors has directed the development of a formal delegation of authority policy to clarify and document the authority delegated to management. Management is developing a policy that will apply to all Sunrise Senior Living entities. The policy will provide guidelines detailing not only the authority and approval delegation from the Board of Directors but also delegation within the management team of the Company.

New Training Programs. The Board of Directors directed management to develop training programs for employees to set the tone for the organization by influencing the control consciousness of employees and integrating this consciousness into the Sunrise corporate mission and culture. Such training will include the integrity, ethical values, management’s operating style, delegation of authority systems, as well as the processes for managing and developing people in the organization. The Board of Directors has clearly stated that it has not tolerated, and will not in the future tolerate, accounting conduct that involves the misapplication of GAAP. The Board of Directors communicated its expectation that every employee will adhere to the highest ethical standards; will have training and experience commensurate with his or her job responsibilities; and will be held accountable for his or her actions and decisions. A third party vendor has been selected to develop and assist in the delivery of these programs.

Formal Assessment of Accounting Personnel. The Board of Directors has emphasized that financial management should continue to recruit, from outside Sunrise, individuals with strong accounting and financial reporting skills and a proven record of integrity and ethical behavior to fill key finance positions. The Board of Directors also directed management to perform a formal review of the training and experience of mid-level finance employees and to supplement this expertise, where appropriate, by hiring individuals with strong accounting training and background. Employees charged with responsibility for Sunrise’s accounting policies must have substantial knowledge of the strengths and weaknesses of the financial organization and knowledge of best practices in similarly situated companies and ensure that accounting practices follow Sunrise’s policies. The Board of Directors dictated that these policies be communicated to finance and accounting personnel, and that management stress the importance of adherence to the policies and impose sanctions if they are not followed. A third party vendor has been selected to perform this review.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING FOURTH QUARTER OF 2006

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management, with oversight from the Audit Committee of the Company’s Board of Directors, has dedicated significant resources, including the engagement of consultants, to support the Company’s efforts to improve the control environment and to remedy the material weaknesses identified herein. We expect that full implementation of the remedial measures set forth herein will take significant time and effort, due to the complexity and extensive nature of some of the remediation required and a need to coordinate remedial efforts within the organization.

In connection with the preparation of the financial statements for 2006 and prior years, we implemented compensating controls and procedures designed to assure that any weaknesses in internal control did not impact the preparation of the consolidated financial statements through increased account analysis and improved documentation. While efforts are ongoing, management believes that the Company has made improvements to the control environment and to the accounting operations primarily through extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. This effort included comprehensive reviews of all sales of real estate, all equity transactions, including venture recapitalizations, and other significant non-routine transactions. In addition, all balance sheet accounts were reconciled, reviewed, and certified by the process owner to be materially correct. Management, under the direction of the CEO and CFO, has been directing remediation efforts. These remediation efforts have now been integrated with the directives from the Board remedial framework discussed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trinity Hospice, Inc., which is included in the 2006 consolidated financial statements of Sunrise Senior Living, Inc. and constituted $83.2 million and $74.6 million of total and net assets, respectively, as of December 31, 2006 and $20.2 million and $0.1 million of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of Sunrise Senior Living, Inc. also did not include an evaluation of the internal control over financial reporting of Trinity Hospice, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Entity-Level Control Environment

The extensive nature of the accounting restatement of the 2005 and prior financial statements and the findings of the Special Independent Committee confirm that the Company had deficiencies in its control environment. Specifically, the Company did not set the appropriate tone around accounting and control consciousness, lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of the Company’s organizational structure and financial reporting requirements, and did not exercise appropriate oversight of accounting, financial reporting and internal control matters.

Transaction Documentation and Written Accounting Policies

There was insufficient analysis and documentation of the application of GAAP to real estate and other transactions. In addition, there was a lack of written procedures for identifying and appropriately applying applicable GAAP to the various categories of items that were corrected in the restatement.

Communication and Information Flow

There was a lack of adequate policies and procedures to ensure that accounting personnel were made aware of the specific features in significant real estate transactions. Further, there was a lack of written procedures for monitoring and adjusting balances related to certain accruals and reserves. Roles and responsibilities for establishing and maintaining internal controls, including manual transaction authorizations, were not adequately communicated.

Process and Transaction Level Controls

There was a lack of clear organization and accountability within the accounting function, including insufficient review and supervision, combined with weak financial reporting systems that were not integrated and required extensive manual interventions. Specifically, there was a lack of effective accounting reviews for routine and non-routine transactions and accounts. As a result, and coupled with a lack of a sufficient level of experienced personnel as described in the entity level control environment deficiencies above, the Company was unable to close its books in a timely and accurate manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 22, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sunrise Senior Living, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
March 22, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors

The following table sets forth certain information regarding the Company’s directors.

	Age at
	March 1,	Director	Term	Position(s) Held
Nominees:	2008	Since(1)	Expires	With Sunrise

Ronald V. Aprahamian	61	1995	2008	Director
Teresa M. Klaassen (2)	52	1981	2008	Director and Chief Cultural Officer
Stephen D. Harlan	74	2007	2008	Director
Thomas J. Donohue	69	1995	2009	Director
J. Douglas Holladay	61	2000	2009	Director
William G. Little	65	2004	2009	Director
Craig R. Callen	52	1999	2010	Director
Paul J. Klaassen (2)	50	1981	2010	Director and Chief Executive Officer
Lynn Krominga (3)	57	2007	2010	Non-Executive Chair of the Board

(1) The dates shown reflect the year in which these persons were first elected as directors of Sunrise or its predecessors.

(2) Paul J. Klaassen and Teresa M. Klaassen are related as husband and wife.

(3) Ms. Krominga was first appointed as a director in September 2007 for an initial term expiring at the 2007 annual meeting of stockholders in connection with the settlement of litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law requiring that Sunrise hold its 2007 annual meeting within forty-five days after the date on which any such court order was entered. Ms. Krominga was elected to a new three-year term of office at the 2007 annual meeting held on October 16, 2007. On March 16, 2008, Ms. Krominga was appointed as the non-executive Chair of the Board.

Information regarding the business backgrounds of our directors is set forth below.

Ronald V. Aprahamian is a business consultant and private investor. He served as a director of First Consulting Group, Inc., a provider of information technology services and software products, primarily for health delivery, health plan and life sciences organizations, from April 2006 until it was acquired January 14, 2008. Mr. Aprahamian served as chairman of the board of Superior Consultant Holdings Corporation, a national healthcare information technology and strategic and operations management consulting firm, from October 2000 to March 2003, and served as a director from March 2003 to January 2005. Mr. Aprahamian was chairman of the board and chief executive officer of The Compucare Company, a health care information technology company, from 1988 until October 1996.

Teresa M. Klaassen founded Sunrise with her husband Paul Klaassen in 1981. She served as executive vice president from 1981 until November 2003 and serves currently as Sunrise’s chief cultural officer, developing programs that help the company stay focused on its commitment to core values and principles of service. Ms. Klaassen helps develop and promote programs to educate and motivate current and future Sunrise team members. Ms. Klaassen serves on the board of Sunrise Senior Living Foundation and its Education Board, the governing board of the Merritt Academy, the Appletree School and First Steps Childcare Center. She is a member of the Committee of 200, a leadership group of select U.S. corporate women, the Women’s Forum of Washington, D.C., the Commonwealth Institute of Miami and the Board of Visitors of Eastern University.

Stephen D. Harlan is a partner in Harlan Enterprises, LLC, a specialized real estate firm that invests in real estate since 2001. Prior to 2001, he was chairman of the real estate firm H.G. Smithy from 1993 to 2001. From 1959 to 1992, Mr. Harlan was with KPMG Peat Marwick. In 1987 he became Vice-Chairman of the firm responsible for its international business. Before 1987, he served for twelve years as the Managing Partner of KPMG’s Washington, D.C. operating office. From 1995 to 1999, he also served on the District of Columbia Financial Responsibilities and Management Assistance Authority (D.C. Control Board). Mr. Harlan serves on the boards of directors of ING Direct Bank, a retail virtual bank offering services over the internet, phone or by mail; Friedman, Billings Ramsey Group, Inc., an investment banking firm; and Harris Interactive Inc., a market research, polling and consulting company. He also serves on the not-for-profit boards of Heroes Inc., an organization that assists the widows and children of law enforcement officers and firefighters in the Washington, D.C. metropolitan area who have given their lives in the line of duty; MedStar Health, a community-based healthcare organization serving the Baltimore/Washington region; Loughran Foundation, an organization dedicated to education and the performing arts; and the Greater Washington Board of Trade.

Thomas J. Donohue is president and chief executive officer of the U.S. Chamber of Commerce, a position he has held since 1997. From 1984 to September 1997, he was president and chief executive officer of the American Trucking Association, the national trade organization of the trucking industry. Mr. Donohue currently serves on the boards of directors of Union Pacific Corporation, a rail firm; XM Satellite Radio Holdings Inc., a provider of audio entertainment and information programming; and Marymount University

J. Douglas Holladay is a general partner with Park Avenue Equity Partners, LP, a private equity firm with offices in New York and Washington, D.C., which he co-founded in 1999. Since 2004, he has also served as an advisor to Provident Capital (now CNL Opportunity Fund), a hedge fund based in Minnesota. Previously, Mr. Holladay held senior positions with the international investment banking firm, Goldman, Sachs and Company, the State Department and the White House. While a diplomat, Mr. Holladay was accorded the personal rank of ambassador. Mr. Holladay currently serves on the board of directors of Northstar Financial Services (Bermuda) Ltd., which offers global retirement and investment products, and Canopy Development, which plans, finances and develops high-end, environmentally sustainable second home and resort projects around the world. From July 2004 until it was acquired in April 2007, Mr. Holladay served on the board of directors of CNL Hotels & Resorts, Inc., a hotel real estate investment trust.

William G. Little is president and chief executive officer of Quam-Nichols Company, a Chicago-based manufacturer of commercial and industrial audio products. He joined Quam-Nichols in 1971. He is also a past chairman of the board of the U.S. Chamber of Commerce and currently serves as the chairman of The National Chamber Foundation, an independent, nonprofit, public policy research organization affiliated with the United States Chamber of Commerce. Mr. Little also is a past two-term chairman of the board of governors for the Electronic Industries Alliance.

Craig R. Callen was senior vice president, strategic planning and business development, at Aetna, Inc., from May 2004 to November 2007. At Aetna, Mr. Callen was responsible for enterprise strategy and new business development, principally acquisitions. He also served as a member of the Executive Committee, Aetna’s most senior management group. Previously, Mr. Callen was managing director and the head of US health care investment banking at Credit Suisse First Boston, L.L.C., a subsidiary of Credit Suisse Group which acquired Donaldson, Lufkin & Jenrette, Inc. in 2000. Prior to the acquisition, Mr. Callen was a managing director and co-head of health care investment banking at DLJ. He joined DLJ in 1984.

Paul J. Klaassen founded Sunrise with his wife Teresa Klaassen in 1981. Mr. Klaassen has served as a director and chief executive officer of Sunrise and its predecessor entities since its inception and served as chairman of the board from Sunrise’s inception until March 16, 2008. Mr. Klaassen currently serves on the boards of directors of The Netherland-American Foundation, the National Investment Center for the senior housing and care industry, the U.S. Chamber of Commerce and The National Chamber Foundation. Mr. Klaassen also serves on the board of trustees of The Ethics and Public Policy Center, a public policy think tank, The Trinity Forum, a leadership academy, and the Advisory Committee for the Department of Health Care Policy at Harvard University Medical School. Mr. Klaassen was also the founding chairman of ALFA, the Assisted Living Federation of America. From December 2004 until it was acquired in April 2007, Mr. Klaassen also was a trustee of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity established in Canada by Sunrise to indirectly acquire and own income-producing senior living communities located in Canada and the United States, and from

July 2004 until it was acquired in May 2006, Mr. Klaassen also served on the board of directors of Meristar Hospitality Corp., a hotel real estate investment trust.

Lynn Krominga is an attorney and business executive. Ms. Krominga was appointed non-executive Chair of the Board on March 16, 2008. Since 1999, Ms. Krominga has been a consultant to private equity and venture capital firms and to start-up and early stage technology companies. From 1981 to 1999, Ms. Krominga held various senior executive and legal offices at Revlon, including President, Licensing Division from 1992 until 1998. Prior to that, Ms. Krominga was an attorney at American Express and at the law firm of Cleary, Gottlieb, Steen & Hamilton. Ms. Krominga also currently serves on the board of directors, audit committee and compensation committee of Avis Budget Group, Inc., one of the world’s largest vehicle rental companies.

Information Regarding Executive Officers

In addition to Mr. Klaassen, who serves as our chief executive officer, set forth below is information regarding our current executive officers.

Tiffany L. Tomasso, 45, has been chief operating officer of Sunrise since November 2003. Previously she served as an executive vice president from March 1998 until November 2003 and as president of Sunrise’s management services division from April 2000 until November 2003. She joined Sunrise in 1993 as regional vice president in charge of developing assisted living facilities in New Jersey, Pennsylvania and Delaware, and was promoted in 1994 to senior vice president.

Mark S. Ordan, 49, became Sunrise’s chief investment and administrative officer on March 19, 2008. From October 2006 until May 2007, Mr. Ordan served as chief executive officer and president of The Mills Corporation (“Mills”), a publicly traded developer, owner and manager of a diversified portfolio of regional shopping malls and retail entertainment centers. Mills was acquired by Simon Property Group and Farallon Capital in May 2007. Mr. Ordan served as a director of Mills from December 2006 until May 2007 and as Mills’ chief operating officer from March 2006 to October 2006. From January 2003 through February 2006, Mr. Ordan served as the non-executive Chairman of the Board of Trustees of Federal Realty Investment Trust (“Federal”), an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. Until his resignation in October 2006, Mr. Ordan was a member of the Board of Trustees of Federal for 11 years. At Federal, Mr. Ordan was involved in strategic decision-making, as well as many aspects of Federal’s operations. From December 2003 to February 2006, Mr. Ordan was chief executive officer of Sutton Place Group, LLC, dba Balducci’s, a gourmet food store chain operating under the names Balducci’s and High Noon. From 1999 to 2003, Mr. Ordan was chairman and chief executive officer of High Noon Always, Inc., an upscale quick-serve lunch operation (formerly known as Bethesda Retail Partners). From 1996 until 1999, Mr. Ordan was chief executive officer of Chartwell Health Management Inc., a health benefits brokerage firm, and from 1989 until 1996, he served as chairman, president and chief executive officer of Fresh Fields Markets, Inc., a natural and organic foods supermarket chain that was acquired by Whole Foods Market in 1996. Prior to that time, he held various positions in the equities division of Goldman Sachs & Co. Mr. Ordan serves on the Vassar College Board of Trustees, on the Board of Directors of Fidelity & Trust Bank, a regional banking institution, and on the Board of Visitors of the Smith School of Business.

Richard J. Nadeau, 53, became Sunrise’s chief financial officer on September 6, 2007. Mr. Nadeau previously served since July 2007 as a consultant to Sunrise to assist with the completion of Sunrise’s pending restatement and Sarbanes-Oxley Section 404 compliance efforts. From July 2006 to May 2007 until Mills was acquired by Simon Property Group and Farallon Capital. Mr. Nadeau served as chief financial officer of Mills. From April 2006 until July 2006, Mr. Nadeau was executive vice president, finance and accounting at Mills. Mr. Nadeau joined Mills following Mills’ announcement in January 2006 of a pending restatement of its financial statements. From May 2005 to March 2006, Mr. Nadeau was Chief Financial Officer of Colt Defense LLC, a privately held designer, developer and manufacturer of small arms and weapon systems. From June 2002 to May 2005, Mr. Nadeau was a partner at the accounting firm of KPMG LLP. From May 1977 to June 2002, he worked for Arthur Andersen LLP, where he served as a national practice director and audit partner, serving real estate companies, service-related companies and government contractors.

John F. Gaul, 40, joined Sunrise in October 2002 as general counsel. Mr. Gaul has also served as secretary since May 2005. He held the position of senior vice president from the time he joined Sunrise until November 2003. Mr. Gaul was formerly a partner at Hogan & Hartson L.L.P. in Washington, D.C., where he practiced corporate, securities and transactional law from September 1994 to October 2002.

Michael B. Lanahan, 61, was appointed chairman of the Greystone division of Sunrise in May 2005 in connection with the acquisition by Sunrise of Greystone Communities, Inc. (“Greystone”). Mr. Lanahan founded Greystone in 1982. He was senior vice president at Blyth Eastman Paine Webber Health Care Funding, Inc., the healthcare investment banking subsidiary of PaineWebber, from 1977 to 1982, and in the commercial real estate department at Citibank in New York from 1974 to 1977.

Executive officers are elected annually and serve at the discretion of the board of directors.

Corporate Governance Guidelines, Committee Charters and Codes of Conduct

The Company’s corporate governance guidelines, audit committee charter, compensation committee charter, nominating committee charter and governance and compliance committee charter, codes of business conduct and ethics for directors, officers and employees and code of ethics for its principal executive officer, principal financial officer and principal accounting officer are available on the Company’s website at: www.sunriseseniorliving.com. Additionally, the Company will promptly deliver free of charge, upon request, a copy of such information to any stockholder requesting a copy. Requests should be directed to Sunrise Senior Living, Inc., 7902 Westpark Drive, McLean, Virginia 22102, Attention: Investor Relations.

The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of its code of ethics for its principal executive officer, principal financial officer and principal accounting officer by posting such amendment or waiver on its website within the applicable deadline that may be imposed by government regulation following the amendment or waiver.

Annual Certifications

The NYSE listing standards require each listed company’s chief executive officer to certify to the NYSE each year within 30 days of each annual meeting of stockholders that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In November 2007, the Company submitted to the NYSE a certificate of its chief executive officer without qualification. The certifications by the Company’s chief executive officer and chief financial officer required by the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2006 Form 10-K.

Executive Sessions of Non-Management Directors

The Company’s corporate governance guidelines contemplate that the non-management directors meet in executive session without management at least quarterly. Ms. Krominga, as Chair of the Board, presides at these executive sessions. Any Company stockholder who wishes to communicate directly with the presiding director should follow the directions for communications with the board of directors described below under “Communications with the Board of Directors” and address his or her letter to the “Presiding Director.”

Communications with the Board of Directors

Stockholders and other interested parties who want to communicate with the board of directors or any individual director may write to:
Sunrise Senior Living, Inc.
7902 Westpark Drive
McLean, Virginia 22102
Attention: General Counsel

Audit Committee

In November 2007, the board of directors reconstituted the membership of the audit committee. The audit committee is currently composed of Messrs. Harlan (chair), Aprahamian and Callen and Ms. Krominga, all of whom are independent as required under Section 303A.07 of the NYSE corporate governance standards. During 2006, the audit committee was composed of Messrs. Aprahamian (chair), Callen and Donohue, all of whom were independent as required under Section 303A.07 of the NYSE corporate governance standards. Mr. Harlan and Ms. Krominga were first appointed as members of the audit committee in June 2007 and September 2007, respectively.

Audit Committee Financial Experts

The board of directors has determined that each of Messrs. Harlan and Aprahamian qualify as “audit committee financial experts” under the rules and regulations of the SEC. In making this determination with respect to Mr. Harlan, the board of directors considered, among other things, his 35-year tenure with KPMG Peat Marwick, including five years as Vice Chairman of the firm responsible for its international business and twelve years as the Managing Partner of KPMG’s Washington, D.C. operating office. In making this determination with respect to Mr. Aprahamian, the board of directors reconfirmed its prior determination that Mr. Aprahamian has the financial management expertise required by the NYSE listing standards and is qualified as an audit committee financial expert within the meaning of SEC regulations. In making its original determination in 2003, the board considered Mr. Aprahamian’s: (a) understanding of generally accepted accounting principles and financial statements; (b) ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the issues that can reasonably be expected to be raised by Sunrise’s financial statements, or experience actively supervising persons engaged in these activities; (d) understanding of internal control over financial reporting; and (e) understanding of audit committee functions. The board also analyzed the means by which Mr. Aprahamian acquired these attributes and, in particular, his current involvement in business consulting and investment and his additional relevant experience, which includes: (a) prior service as chief executive officer of a public health care information technology and strategic and operations management consulting company, where he actively supervised the chief financial officer and participated in the budgeting and forecasting process and reviewed accounting policies and procedures, public reporting and financial statements; (b) his service as the chairman of the audit committee of Sunrise since 1995; and (c) his prior service as the chairman of the audit committee of another publicly held company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sunrise directors, executive officers and beneficial owners of more than 10% of Sunrise’s outstanding equity securities to file with the SEC initial reports of ownership of Sunrise’s equity securities and to file subsequent reports when there are changes in such ownership. Company directors, executive officers and shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to Sunrise, the Company believes that, except as set forth below, all Section 16(a) filing requirements for the fiscal year ended December 31, 2006 applicable to such persons were complied with on a timely basis. Paul J. and Teresa M. Klaassen filed a Form 4 on January 8, 2008, which included the late reporting of a gift of 29,500 shares on December 22, 2006.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The objective of our executive compensation program is to attract, retain and motivate highly talented executives who are committed to creating stockholder value and fulfilling our mission to champion quality of life for all seniors. Toward this end, our executive compensation program is designed to reward sustained financial and operating performance and leadership excellence, align the interests of executives with those of our stockholders and encourage our executives to remain with the Company.

Compensation Committee Process

The Compensation Committee reviews the components and amounts of compensation for our executive officers annually.

The Compensation Committee relies upon its judgment in making compensation decisions after reviewing the performance of the Company and evaluating an executive’s performance during the year in light of pre-determined quantitative and qualitative company performance goals and objectives as well as the executive’s leadership qualities, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance stockholder value.

In reviewing an executive’s performance, the Compensation Committee considers the executive’s contributions both individually and as part of the executive management team. In making compensation decisions, the Compensation Committee also considers the recommendations of the Chief Executive Officer regarding compensation for executive officers other than himself.

The Compensation Committee generally does not adhere to rigid formulas in determining the amount or mix of compensation elements. Rather, the Compensation Committee seeks to incorporate flexibility into the Company’s compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

With the exception of Messrs. Klaassen and Lanahan, none of the Company’s executive officers have employment agreements. Mr. Klaassen entered into his employment agreement in September 2000, as amended and restated in November 2003 and further amended on March 16, 2008. Mr. Lanahan entered into his employment agreement in May 2005 in connection with our acquisition of Greystone, which he founded.

Elements of 2006 Executive Compensation

The elements of our executive compensation program traditionally have consisted of base salary and annual incentive bonus, equity awards, perquisites and deferred compensation. Each of these compensation elements simultaneously fulfilled one or more of our performance, alignment and retention objectives. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

The following table lists the elements of our fiscal 2006 executive compensation program and the primary purpose of each.

Element	Objectives and Basis	Form

Base Salary	Provide base compensation that is competitive for each role	Cash
Annual Incentive Bonus	Annual incentive to drive company and individual performance	Cash
Equity Awards	Long-term incentive to drive company performance and align executives’ interests with stockholders’ interests; retain executives through potential wealth accumulation	Stock options or restricted stock
Perquisites	Provided instead of additional base salary	Various (as described below)
Deferred Compensation	Provide tax-deferred means to save for retirement or increased stock ownership through deferrals in company stock	Eligibility to participate in 401(k) plan, Bonus Deferral Program and non-qualified deferred compensation plan(s)

Compensation paid to our named executive officers during 2006 primarily consisted of base salary, perquisites and deferred compensation, certain of which we are contractually required to provide to Mr. Klaassen and Mr. Lanahan, as more fully discussed below and under “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table” below. With regard to bonuses for 2006, in March 2007, the Compensation Committee determined to defer any decision with respect to bonuses to our named executive officers for 2006, other than for Mr. Lanahan, pending completion of the restatement of our financial statements. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has disclaimed any opportunity to receive bonuses for 2006 and 2007. The Compensation Committee has not yet made a determination as to the amount of any bonus for Ms. Tomasso for 2006 or for 2007 or for Mr. Lanahan for 2007. The Board of Directors has determined that no bonuses will be paid for 2006 or 2007 to Messrs. Newell and Rush, two of our former executive officers who are included among our named executive officers for 2006. No equity grants were made to any of our named executive officers in 2006 (other than pursuant to our Bonus Deferral Program, described below, with regard to bonus deferral elections made by Mr. Klaassen and Ms. Tomasso in 2005) or in 2007.

2006 Base Salaries

Base salaries for our named executive officers are generally determined in the judgment and discretion of the Compensation Committee based on its review of each executive’s skill set, the Compensation Committee’s subjective assessment of the market value of the skill set, the scope of each executive’s responsibilities, his or her performance, and the period over which the executive has performed those responsibilities. In setting base salaries for the Company’s executive officers, the Compensation Committee also considers such factors as our overall budget for base salary increases (to allow salary increases to retain successful performers while maintaining affordability within our business plan), the executive’s current salary and the executive’s duties and responsibilities relative to other executive officers. The Compensation Committee also considers the relationship of base salary relative to the mix of overall compensation. The Compensation Committee did not use competitive pay data in fixing 2006 base salaries.

The Compensation Committee approved 2006 base salaries for our executive officers in March 2006. Messrs. Klaassen and Newell did not receive any increases in their base salaries, which remained at their 2005 levels of $500,000 and $425,000, respectively. Pursuant to his employment agreement, as discussed below, Mr. Klaassen is entitled to receive a minimum base salary of $450,000, subject to adjustment in the discretion of the Compensation Committee.

The base salary of our Chief Operating Officer, Ms. Tomasso, was increased by 4% from $375,000 in 2005 to $390,000 for 2006. The 2006 base salary of Mr. Lanahan, the Chairman of our Greystone division, was also increased by 4% from $350,000 to $364,000 for 2006. In each case, this increase matched the budgeted 2006 increase in salaries for all of the Company’s salaried employees. Pursuant to his employment agreement, negotiated at the time of our acquisition of Greystone in May 2005, Mr. Lanahan is entitled to a base salary of no less than $350,000. Mr. Rush, our Chief Financial Officer during 2006, received an increase in base salary for 2006 from $325,000 in the prior year to $375,000.

2006 Annual Incentive Bonuses

We have historically paid discretionary annual incentive cash bonuses based on the achievement of performance goals and objectives to reward our named executive officers who drive and are responsible for the Company’s financial, operational and growth objectives for the fiscal year. Bonuses for the most recently completed fiscal year are typically determined by the Compensation Committee in March of the next fiscal year.

Bonus payouts are determined by comparing performance relative to pre-determined quantitative and qualitative performance goals and objectives and other criteria deemed relevant by the Compensation Committee. The Compensation Committee does not apply a formula or assign these performance goals and objectives relative weights. Instead, it makes a subjective determination after considering such measures collectively. Satisfactory individual performance is a condition to payment of any bonus amount.

In January 2006, the Compensation Committee established the principal goals and objectives for determining bonuses for executive officers for 2006. These goals and objectives included mid-teens growth in

“core” earnings per share, $2.2 billion or more of revenues under management, corporate general and administrative expense below 4.25% of revenues under management, beginning new construction on approximately 30 new communities, achievement of hiring targets and leadership development among middle and senior management ranks, productivity enhancements, achievement of transaction goals and attainment of certain qualitative goals relating to the Company’s operations. “Core” earnings per share means earnings per share determined in accordance with GAAP less gain on sale of real estate and transition costs relating to acquisitions. The measure “revenue under management” is derived by combining the revenues of Sunrise’s consolidated communities, communities owned in unconsolidated ventures and communities owned by third parties that are managed by Sunrise. The Compensation Committee may adjust, revise or supplement the pre-determined performance goals and objectives as necessary to ensure that award payments represent the underlying growth of the core business and are not artificially inflated or deflated due to anomalous items in the award year or the previous (comparison) year.

In March 2006, the Compensation Committee determined target 2006 bonus levels, as follows: Chairman and Chief Executive Officer – up to 125% of base salary; President – up to 100% of base salary; Chief Operating Officer – up to 75% of base salary; and Chief Financial Officer – up to 75% of base salary. These targets reflect the Compensation Committee’s determination as to the appropriate mix between salary and bonus compensation. In addition, for 2006, Mr. Lanahan’s target bonus was 100% of his base salary, as provided in his employment agreement. Bonus awards may exceed target based on exceptional performance.

In March 2007, the Compensation Committee determined to defer any decision with respect to bonuses to our named executive officers for 2006, other than for Mr. Lanahan, pending completion of the restatement of our financial statements. The Compensation Committee awarded Mr. Lanahan an annual bonus at that time of 100% of his 2006 base salary of $364,000 based on the achievement by Greystone of the earnings targets for 2005 and 2006 set forth in the Greystone securities purchase agreement entitling the prior owners of Greystone to a contingent purchase price payment of $5.0 million. These earnings targets consisted of pre-tax income for Greystone of at least $5.7 million for 2005 and $9.5 million for 2006, or a cumulative pre-tax income for Greystone for 2005 and 2006 of at least $15.2 million. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has disclaimed any opportunity to receive bonuses for 2006 and 2007. The Compensation Committee has not yet made a determination as to the amount of any bonus for Ms. Tomasso for 2006 or for 2007 or for Mr. Lanahan for 2007. The Board of Directors has determined that no bonuses will be paid for 2006 or 2007 to Messrs. Newell and Rush, two of our former executive officers who are included among our named executive officers for 2006.

Equity Incentive Compensation

Types of Equity Incentive Compensation

Our equity incentive compensation program is designed to provide significant incentives directly linked to the long-term performance of Sunrise, align the interests of the named executive officers with our stockholders and retain the executives through the term of the awards. We historically have granted restricted stock, restricted stock units and/or stock options. We do not have a policy that dictates the mix of options and restricted stock. In making equity grants to the named executive officers, the Compensation Committee does not take existing stock ownership levels into consideration in award determinations as we do not want to discourage our executives from holding significant amounts of Sunrise stock.

In addition to equity awards under our equity award plans, to encourage greater stock ownership, we have a Bonus Deferral Program for specified executive officers, which includes all of the named executive officers other than Mr. Lanahan. The Bonus Deferral Program provides that these executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred, restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). In addition, at the time of the deferral election, each executive officer must also elect a vesting period of from two to four years and, based on the vesting period chosen, will receive additional restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon the conclusion of the period (assuming continued employment by the executive). Delivery of the shares of our common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under our insider trading program, if the trading window is closed on the vesting date, or, if so elected by the executive, at retirement (as defined in the Bonus Deferral Program), thus further providing a retention incentive to the named executive officers electing to participate in the program.

Timing of Equity Grants

The effective grant date for all equity awards to executive officers, as well as our employees generally, is the date of approval by the Compensation Committee. For grants of restricted stock units pursuant to our Bonus Deferral Program (as discussed above), the date of grant is typically the date on which the Compensation Committee reviews the performance of the Company and the executive over the prior year and awards bonus payments for the year. Under the Company’s equity plans, the exercise price of stock options must be at least equal to 100% of the closing market price of our common stock on the trading date immediately prior to the grant date. We do not time equity grants in coordination with the release of material nonpublic information.

2006 Equity Awards

As discussed above, the Compensation Committee made no new equity grants during 2006. Pursuant to the Bonus Deferral Program, however, in 2005 Mr. Klaassen elected to receive 100% of his 2005 annual bonus in restricted stock units, and Ms. Tomasso elected to receive 65% of her 2005 annual bonus in restricted stock units (with the remaining 35% paid in cash). Thus, Mr. Klaassen elected to receive the full amount of his bonus for 2005, or $454,925, in restricted stock units, in the form of 12,725 base units. Mr. Klaassen elected the four-year vesting period and thus received an additional 5,090 supplemental units. Ms. Tomasso elected to receive 65% of her bonus for 2005, or $133,065, in restricted stock units, in the form of 3,722 base units. She elected the two-year vesting period and thus received an additional 744 supplemental units. These awards were made in 2006 following the determination of bonus amounts for 2005. See the “Grants of Plan-Based Awards Table” below.

Other Compensation

Perquisites

Under his amended and restated employment agreement entered into in November 2003, Mr. Klaassen is entitled to receive:

•	supplemental medical and dental insurance for himself and his family;

•	use of an automobile reasonably acceptable to him and the Compensation Committee (or an automobile allowance as determined by the Compensation Committee); and

•	the payment or reimbursement for other benefits (such as executive air travel and health club or other membership fees or dues) as may be approved by the Compensation Committee.

During 2006, Mr. Klaassen received supplemental medical and dental insurance for himself and his family, personal use of a Company-owned automobile and personal use by him and Mrs. Klaassen of aircraft under several fractional interest ownership programs and other chartered flights. For additional information, please see the Summary Compensation Table and the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table” below.

For 2006, each named executive officer, other than Mr. Klaassen, received an automobile allowance. Under Mr. Lanahan’s employment agreement, the Company is required to provide him with an annual automobile allowance of $12,000. He also is entitled to certain club membership dues and fees, as provided in his employment agreement negotiated with him in connection with our acquisition of Greystone. For the named executive officers, other than Messrs. Lanahan and Klaassen, pursuant to a delegation from the Compensation Committee, for 2006 automobile allowances were provided at the discretion of Mr. Klaassen. In each case, the annual automobile allowance provided to the executive officer was less than $10,000.

Executive Deferred Compensation Plan

We adopted the Sunrise Senior Living Executive Deferred Compensation Plan in June 2001, as last amended in November 2007 (“EDCP”). All of our named executive officers, other than Mr. Lanahan, were eligible to participate in the EDCP for 2006. For 2007, Mr. Lanahan will participate in the Greystone deferred compensation plan, which was adopted on January 1, 2007.

Pursuant to the EDCP, the named executive officers may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus. In addition, we may, in our discretion, make a matching contribution to the named executive officer’s account. For 2006, we elected to make a matching contribution equal to (i) 25% of each dollar contributed by the executive officer up to a maximum of 5% of the executive officer’s contributions if we have employed such officer for less than five years and (ii) 50% of each dollar contributed by the executive officer up to a maximum of 5% of the executive officer’s contributions if we have employed such officer for five or more years. We adopted the EDCP to be competitive with other companies with whom we compete for talent and to provide our senior management with enhanced retirement security. For additional information on the EDCP, please see the Nonqualified Deferred Compensation Table, and accompanying narrative, below.

Nonqualified Deferred Compensation for CEO

Mr. Klaassen’s employment agreement also provides that, notwithstanding any termination of the employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation plan, which replaces the split dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement. As of December 31, 2006, we have contributed an aggregate of $900,000 into this plan, leaving an aggregate amount of $900,000 to be contributed. The Company expects to make contributions for 2006 and 2007 in the first quarter of 2008 to bring the plan up to date. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts. For more information on Mr. Klaassen’s non-qualified deferred compensation account established pursuant to his employment agreement, please refer to the Summary Compensation Table and the Nonqualified Deferred Compensation Table, and accompanying narrative, below.

Severance and Change in Control Payments

Pursuant to their employment agreements, each of Messrs. Klaassen and Lanahan are entitled to certain payments and benefits upon their termination of employment. These provisions were negotiated with the executives at the time of entering into the employment agreements (which, for Mr. Lanahan, occurred at the time of our acquisition of Greystone), and were approved by the Compensation Committee in order to retain the executives.

In addition, effective in November 2005, we adopted the Sunrise Senior Living Senior Executive Severance Plan. The purpose of this plan is to encourage the continued employment with and dedication to the Company of certain of the Company’s key executive officers in the face of potentially distracting circumstances arising from the possibility of a change in control of the Company. Mr. Newell, Ms. Tomasso and Mr. Rush were eligible to participate in this plan during 2006, which provides for certain payments upon a change of control and subsequent termination of employment.

For a more complete description of these severance and change in control arrangements, including an estimate of the payments the named executive officers would have been entitled to receive on December 31, 2006 upon the various triggering events, see “Potential Payments Upon Termination and Change in Control” below.

Long-Term Incentive Cash Bonus Plan

Effective August 23, 2002, we adopted the Long Term Incentive Cash Bonus Plan (“LTIC Bonus Plan”) to provide incentives to certain key officers and other Sunrise employees to contribute to the success of our wholly-owned limited liability company (“SUNCO”) and two international joint ventures, PS UK Investment (Jersey) Limited Partnership (“PS UK”) and PS Germany Investment (Jersey) Limited Partnership (“PS Germany”) in which SUNCO participates. The LTIC Bonus Plan links the payment of cash bonuses to the distribution of cash to Sunrise by SUNCO with respect to SUNCO’s interest in PS UK and PS Germany. Each participant in the LTIC Bonus Plan receives a percentage of the bonus pool funded by cash distributed to Sunrise by SUNCO. The percentage of the bonus pool that is not allocated to plan participants is allocated to Sunrise.

Except as otherwise provided in the bonus award agreement, each bonus award vests at a rate of 20% per year over a five-year period. A participant may become 100% vested in his or her bonus account upon (a) the participant’s termination from employment by reason of death, disability, normal retirement or in connection with a change of control of Sunrise (as defined in the LTIC Bonus Plan), (b) the participant’s termination from employment without cause, or (c) the termination of the LTIC Bonus Plan. If the participant’s employment with Sunrise terminates for any other reason, then the participant forfeits all rights to receive any future distributions with respect to the bonus award. If the participant’s employment with Sunrise terminates by reason of his or her death, disability, normal retirement, without cause, for good reason (as defined in the LTIC Bonus Plan), or in connection with a change in control of Sunrise, then the participant will be eligible for bonuses that would otherwise have been payable to him or her with respect to the plan year of termination and all future plan years. Such distributions, if any, will be made to the participant (or his or her beneficiary in the case of death) in the same form and at the same time as all other participants in the LTIC Bonus Plan.

Bonuses that become payable under the LTIC Bonus Plan are funded by cash distributed to Sunrise by SUNCO with respect to SUNCO’s interests in PS UK and PS Germany. Under the LTIC Bonus Plan, no bonus amounts will be paid to any participant unless and until Sunrise Senior Living Investments, Inc., a wholly-owned subsidiary of Sunrise (“SSLII”) and partner in PS UK and PS Germany, receives distributions from PS UK and PS Germany of available cash (i.e., cash from operations or cash from capital transactions) sufficient to provide SSLII with a return of (i) its capital contributions to PS UK and PS Germany and (ii) any party loans made by SSLII to PS UK and PS Germany.

The LTIC Bonus Plan does not specify thresholds or maximum payout amounts. No bonus amounts were credited to participant accounts or paid during 2006.

As previously disclosed, Ms. Tomasso was awarded a 12.5% bonus interest in the LTIC Bonus Plan when the plan was originally adopted effective August 2002. Following termination of Mr. Rush’s employment for cause on May 2, 2007, Mr. Rush filed a lawsuit against the Company claiming, among other things, breach of contract with respect to an 8% interest in the LTIC Bonus Plan, which the Company is contesting. See Item 3, “Legal Proceedings” to this Form 10-K for additional information. None of Messrs. Klaassen, Newell or Lanahan have an interest in the LTIC Bonus Plan.

Compensation Deductibility Policy

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, including a recent interpretive position issued by the Internal Revenue Service, no deduction is allowed for annual compensation in excess of $1 million paid by a publicly traded corporation to its chief executive officer and the three other most highly compensated officers (other than the Chief Financial Officer). Under those provisions, however, there is no limitation on the deductibility of “qualified performance-based compensation.” In general, our policy is to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m), so long as doing so is compatible with our determinations as to the most appropriate methods and approaches for the design and delivery of compensation to our executive officers.

Engagement of Independent Compensation Consultant

From time to time in the past, the Compensation Committee, in setting annual compensation of the Company’s executive officers, has used a compensation consultant retained by management to provide the Compensation Committee with competitive pay data. The Compensation Committee did not use competitive pay data in setting 2006 executive officer compensation. In early 2008, the Compensation Committee engaged Frederic W. Cook & Co., as the Compensation Committee’s independent compensation consultant, to perform a competitive pay analysis and to consult with the Compensation Committee generally on the enhanced Compensation Committee processes outlined below and in Item 9A of this Form 10-K.

Return of CEO Equity Awards

As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all restricted stock units and restricted stock, net of tax, awarded to him for the years 2003-2005 (a total of 33,487 restricted stock units and 36,654 shares of common stock).

Enhanced Compensation Committee Processes

As described in greater detail in Item 9A of this Form 10-K:

Annual Bonuses and Incentive Compensation

The Compensation Committee is augmenting its processes to review bonuses for officers. Incentive compensation will continue to be awarded at the sole discretion of the Compensation Committee. Enhanced processes for consideration of incentive compensation will include:

•	management submission of written bonus objectives, by February 1 of the year in which bonuses are to be considered, and prompt consideration of those objectives;

•	quarterly review of management’s progress in meeting its bonus objectives;

•	year end review of individual performance against objectives, including demonstrable commitment to a strong control environment; and

•	development of a long term equity incentive plan aligned with satisfaction of the Company’s long term goals and objectives.

Equity Awards

The Compensation Committee will adopt improved procedures with respect to the granting of stock options and equity awards to employees that include:

•	fixed annual date for consideration of grants to executive officers and other employees;

•	grants for new hires or grants for promotion or retention will be made only at a regularly scheduled meeting subsequent to the event;

•	formalizing, in a written document, the stock option and equity award granting procedures;

•	establishing the process to be followed for nominating employees for stock option and equity awards;

•	directing management to automate appropriate functions in order to minimize the potential for human error; and

•	directing management to provide mandatory training and education to ensure that all employees involved in the administration of equity awards understand the Company’s equity award granting processes.

Clawback Policy

The Board has directed management to draft a written policy that would enable the Compensation Committee to authorize the Board to recoup any bonus and excess compensation payments to officers in the event of a restatement that reduces earnings for the period in which the payments were made, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. Similarly, the Board intends to include, in any employment agreements negotiated between the Compensation Committee and officers, a provision in which that officer agrees to return any bonus or excess compensation in the event of a restatement, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets.

Automobile Allowances

The Board intends to move away from non-monetary perks for executives in favor of increasing cash compensation. It has eliminated any personal use of company cars. Instead, the Compensation Committee will annually review, set and, where appropriate, revise all automobile allowances for senior management.

Personal Use of Company Aircraft

The Board has also eliminated any personal use of company aircraft. The Compensation Committee intends to consider the loss of that benefit in determining Mr. Klaassen’s base salary in the future.

REPORT OF THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with the Company’s management and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Thomas J. Donohue (Chair)*
Ronald V. Aprahamian
Craig R. Callen*
Lynn Krominga**
William B. Little **

Dated: March 16, 2008

*	On March 16, 2008, Mr. Callen was named Chairman of the Compensation Committee.

**	Member of the Compensation Committee since November 2007.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)(4)	($)

Paul J. Klaassen Chairman of the Board and Chief Executive Officer(5)	2006	$501,923	$—	$553,206	$—	$—	$—	$686,476	$1,741,605
Bradley B. Rush Chief Financial Officer(6)	2006	367,596	—	371,275	112,005	—	—	3,979	854,855
Thomas B. Newell President(7)	2006	426,635	—	547,632	—	—	—	21,919	996,186
Tiffany L. Tomasso Chief Operating Officer	2006	388,846	—	399,233	106,862	—	—	11,415	906,356
Michael B. Lanahan Chairman of Greystone	2006	364,000	364,000	634,410	—	—	—	38,320	1,400,730

(1) In March 2007, the Compensation Committee determined to defer any decision with respect to bonuses to our named executive officers for 2006, other than for Mr. Lanahan, pending completion of the restatement of our financial statements. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has disclaimed any opportunity to receive bonuses for 2006 and 2007. The Compensation Committee has not yet made a determination as to the amount of any bonus for Ms. Tomasso for 2006 or for 2007 or for Mr. Lanahan for 2007. The Board of Directors has determined that no bonuses will be paid for 2006 or 2007 to Messrs. Newell and Rush, two of our former executive officers who are included among our named executive officers for 2006.

(2) This column represents the dollar amount recognized for financial statement purposes with respect to restricted stock unit awards made to the named executive officers in 2006 under the Bonus Deferral Plan with respect to 2005 bonus awards and restricted stock and restricted stock unit awards made to the named executive officers in prior fiscal years in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in 2004, 2005 and 2006 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 16 to our Consolidated Financial Statements included in Item 8 to this Form 10-K.

(3) This column represents the dollar amount recognized for financial statement purposes with respect to stock options granted to the named executive officers in prior fiscal years in accordance with SFAS 123R. No stock options were granted to the named executive officers in 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in 2004, 2005 and 2006 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 16 to our Consolidated Financial Statements included in Item 8 to this Form 10-K.

(4) Amounts in this column are comprised of the following:

•	For Mr. Klaassen, the amount set forth in this column is comprised of:

°	$541,877, representing the aggregate incremental cost during 2006 to Sunrise of personal use by Mr. and Mrs. Klaassen of fractional interests in aircraft purchased by Sunrise under several fractional interest ownership programs and additional charter flights. We calculated the incremental cost of personal use of the aircraft fractional ownership interests by adding (a) the variable operating cost of the flights for personal travel (e.g., hourly charges, fuel adjustment costs, landing fees, catering charges and ground transportation), (b) a pro-rated portion, based on the total flight hours flown for personal as compared to business use, of the fixed costs for the aircraft (i.e., the monthly management fees for flight crews, aircraft maintenance, storage and other fixed program costs relating to the use and operation of the aircraft in 2006 and the depreciation expense recorded in the 2006 financial statements relating to the purchase price paid for the fractional ownership interests and aircraft upgrades) and (c) miscellaneous other travel related expenses. The incremental cost for personal use of charter flights equals the amount billed and paid by the Company for such flights;

°	$27,192, representing the aggregate incremental cost during 2006 to Sunrise of personal use by Mr. Klaassen of a Company-owned automobile. We calculated the incremental cost of the personal use of the automobile by adding the insurance premium, gasoline and depreciation expense we recorded in the Company’s 2006 financial statements relating to the automobile;

°	$250, representing supplemental medical and dental insurance payments for Mr. Klaassen and his family, as required by his employment agreement;

°	$5,000, representing the Company’s 401(k) match for 2006; and

°	$112,157, representing 2006 earnings on a non-qualified deferred compensation plan established for Mr. Klaassen pursuant to his employment agreement.

•	For Mr. Rush, the amount set forth in this column is comprised of:

°	$125, representing the Company’s 401(k) match for 2006; and

°	$3,854, representing the Company’s contributions to the EDCP for 2006.

•	For Mr. Newell, the amount set forth in this column is comprised of:

°	$7,343, representing the Company’s 401(k) match for 2006; and

°	$14,576, representing the Company’s contributions to the EDCP for 2006.

•	For Ms. Tomasso, the amount set forth in this column is comprised of:

°	$4,584, representing the Company’s 401(k) match for 2006; and

°	$6,831, representing the Company’s contributions to the EDCP for 2006.

•	For Mr. Lanahan, the amount set forth in this column is comprised of:

°	$17,247, representing the cost to the Company of dues and fees for two club memberships during 2006;

°	$9,073, representing the Greystone 401(k) match for 2006; and

°	$12,000, representing the car allowance provided to Mr. Lanahan for 2006 pursuant to his employment agreement.

(5) On March 16, 2008, Lynn Krominga was appointed as the Company’s non-executive Chair of the Board. Mr. Klaassen continues to serve as the Company’s Chief Executive Officer.

(6) Mr. Rush was terminated for cause on May 2, 2007.

(7) Mr. Newell separated from the Company on December 19, 2007.

GRANTS OF PLAN-BASED AWARDS

		All Other Stock		All Other Option
		Awards: Number of		Awards: Number of	Equity Exercise or	Grant Date Fair
		Shares of Stock or		Securities	Base Price of	Value of Stock and
	Grant	Units		Underlying Options	Option Awards	Option Awards
Name	Date	(#)		(#)	($/Sh)	($)(1)

Paul J. Klaassen	3/8/06	17,815	(2)	$—	$—	$181,968
Bradley B. Rush	—	—		—	—	—
Thomas B. Newell	—	—		—	—	—
Tiffany L. Tomasso	3/8/06	4,466	(3)	—	—	26,598
Michael B. Lanahan	—	—		—	—	—

(1) Amount represents the full grant date fair value of the restricted stock unit awards, as determined in compliance with SFAS 123R.

(2) Pursuant to the Bonus Deferral Program, Mr. Klaassen elected to receive the full amount of his bonus for 2005, or $454,925, in restricted stock units, for a total of 17,815 restricted stock units. 12,725 of such units constituted “base units” pursuant to the Bonus Deferral Program and were fully vested upon grant. The remaining 5,090 units constituted “supplemental units” pursuant to the Bonus Deferral Program and were to vest in full on March 8, 2010. Under the Bonus Deferral Program, however, delivery of the shares subject to the base units and the supplemental units was deferred until the first day of the open window period under our insider trading program that occurs after March 8, 2010. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all of these restricted stock units. Restricted stock units held by participants in the Bonus Deferral Program are entitled to dividends if and on the same basis as any dividends declared and paid on shares of our common stock.

(3) Pursuant to the Bonus Deferral Program, Ms. Tomasso elected to receive 65% of her bonus for 2005, or $133,065, in restricted stock units, for a total of 4,466 restricted stock units. 3,722 of such units constitute “base units” pursuant to the Bonus Deferral Program and were fully vested upon grant. The remaining 744 units constitute “supplemental units” pursuant to the Bonus Deferral Program and vested in full on March 8, 2008. Pursuant to Ms. Tomasso’s deferral election, delivery of the shares will not be made until her retirement. In the event her employment were terminated prior to her retirement, she would be entitled to receive only the vested portion of her units payable in shares of common stock. See the “Compensation Discussion and Analysis – Equity Incentive Compensation” above for more information on our Bonus Deferral Program.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

We have entered into employment agreements with Messrs. Klaassen and Lanahan.

Paul J. Klaassen Employment Agreement

In November 2003, we entered into an amended and restated employment agreement with Mr. Klaassen under which Mr. Klaassen served as our chairman and chief executive officer. On March 16, 2008, his employment agreement was amended to provide that he is employed as chief executive officer instead of as chairman and chief executive officer. Mr. Klaassen’s employment agreement is initially for five years, commencing on November 13, 2003, subject to automatic annual extension for a one-year period to maintain a rolling five year term, unless earlier terminated pursuant, generally, to the termination events described under “Potential Payments Upon Termination or Change in Control” below.

The employment agreement provided for an initial annual base salary of $450,000, subject to annual adjustment based on performance, as determined by the Compensation Committee. The employment agreement also provides that Mr. Klaassen is eligible for an annual bonus based upon the achievement of performance goals established by the Compensation Committee. To be eligible for the annual bonus, Mr. Klaassen is required to submit proposed performance goals to the Compensation Committee on or before January 31st of each year. In addition, pursuant to the employment agreement, Mr. Klaassen is entitled to an automobile reasonably acceptable to him and the Compensation Committee (or an automobile allowance as determined by the Compensation Committee). Mr. Klaassen is also entitled to payment or reimbursement of other benefits or expenses, such as executive air travel and health club or other membership fees or dues, as may be approved by the Compensation Committee.

In addition, Mr. Klaassen and/or his family are entitled to medical insurance from the Company in accordance with the Company’s policies for employees. Mr. Klaassen also is entitled to a fully-insured executive medical/dental/vision plan providing supplemental coverage for him and/or his family for those items not covered under our general health plan for employees, and to continuation of such coverage, notwithstanding any termination of his employment agreement for any reason, until age 65 (in the case of his children, through age 22). Pursuant to the terms of the policy, the maximum insurance benefit available to Mr. Klaassen and his family under this supplemental coverage is $10,000 per occurrence up to a family maximum of $100,000. For a discussion of the amount of such benefit to Mr. Klaassen in the event of his termination of employment, see “Potential Payments Upon Termination or Change in Control” below.

Mr. Klaassen’s employment agreement also provides that, notwithstanding any termination of the employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation plan, which replaces the split-dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement. As of December 31, 2006, we have contributed an aggregate of $900,000 into this plan, leaving an aggregate amount of $900,000 to be contributed. The Company expects to make contributions for 2006 and 2007 in the first quarter of 2008 to bring the plan up to date. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts. As of December 31, 2006, the estimated value of the aggregate net gains accrued or realized on such contributions under the plan was $269,225. The estimated value of the aggregate net gains accrued for the fiscal year 2006 was $112,157. For more information on Mr. Klaassen’s non-qualified deferred compensation account established pursuant to his employment agreement, see the Nonqualified Deferred Compensation Table, and accompanying narrative, below.

See the “Summary Compensation Table” above for information on the amounts paid to Mr. Klaassen pursuant to his employment agreement during 2006. In addition, Mr. Klaassen’s employment agreement provides for severance and change in control payments upon certain triggering events. For a discussion of these events, including an estimate of the payments to be made to Mr. Klaassen, see “Potential Payments Upon Termination or Change in Control” below.

Michael B. Lanahan Employment Agreement

In May 2005, we entered into an employment agreement with Mr. Lanahan pursuant to which Mr. Lanahan serves as chairman of Greystone, a division of Sunrise, through December 31, 2007. Pursuant to the employment agreement, on or after January 1, 2008, our President may assign Mr. Lanahan another position at a comparable level within Sunrise or any of its subsidiaries or affiliates (collectively, “Sunrise Entities”). Mr. Lanahan’s employment agreement has a four-year term, commencing on May 10, 2005, and may be extended upon mutual agreement of the parties, unless earlier terminated pursuant, generally, to the termination events described under “Potential Payments Upon Termination or Change in Control” below.

The employment agreement provides for an initial annual base salary of $350,000, subject to annual adjustment based on performance, as determined by the Compensation Committee. Mr. Lanahan’s salary cannot be less than $350,000 during the term of the employment agreement. The employment agreement also provides for payment of an annual bonus in an amount up to 100% of his annual base salary based upon the achievement of objectives established by the Compensation Committee, and provides that the Compensation Committee has discretion to grant an additional bonus based on his performance. In addition, pursuant to the employment agreement, Mr. Lanahan is entitled to an automobile allowance of $12,000 and to payment of certain club membership dues and fees.

See the “Summary Compensation Table” above for information on the amounts paid to Mr. Lanahan pursuant to his employment agreement during 2006. In addition, Mr. Lanahan’s employment agreement provides for severance and change in control payments upon certain triggering events. For a discussion of these events, including an estimate of the payments to be made to Mr. Lanahan, see “Potential Payments Upon Termination or Change in Control” below.

Return of CEO Equity Awards

As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all restricted stock units and restricted stock, net of tax, awarded to him for the years 2003-2005 (a total of 33,487 restricted stock units and 36,654 shares of common stock).

Automobile Allowances

As described in greater detail in Item 9A of this Form 10-K, the Board intends to move away from non-monetary perks for executives in favor of increasing cash compensation. It has eliminated any personal use of company cars. Instead, the Compensation Committee will annually review, set and, where appropriate, revise all automobile allowances for senior management.

Personal Use of Company Aircraft

The Board has also eliminated any personal use of company aircraft. The Compensation Committee intends to consider the loss of that benefit in determining Mr. Klaassen’s base salary in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
									Equity
									Incentive	Equity
			Equity						Plan	Incentive Plan
			Incentive						Awards:	Awards:
			Plan						Number of	Market or
			Awards:					Market	Unearned	Payout Value
	Number of	Number of	Number of			Number of		Value of	Shares,	of Unearned
	Securities	Securities	Securities			Shares or		Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)

Paul J. Klaassen	500,000	—	—	$8.50	9/11/2010	4,478	(2)	$137,564	—	—
	200,000			8.50	9/11/2010	27,777	(3)	853,309
						5,090	(4)	156,365
Bradley B. Rush(5)	12,500	12,500	—	13.40	9/10/2013	4,127		126,781	—	—
	80,000			30.02	9/8/2015	13,182		404,951
						50,000		1,536,000
Thomas B. Newell(6)	221,272	—	—	12.50	3/3/2008	250,000		7,680,000	—	—
	140,000			10.00	5/11/2011	3,000		92,160
	100,000			30.02	9/8/2015
Tiffany L. Tomasso	15,000	—	—	10.00	5/11/2011	83,892	(7)	2,577,162	—	—
	60,000			13.58	5/17/2012	18,750	(8)	576,000
	100,000			30.02	9/8/2015	744	(9)	22,856
Michael B. Lanahan	—	—	—	—	—	37,000	(10)	1,136,640	—	—

(1) Market value is calculated by multiplying the number of shares by the closing market price of our common stock on December 29, 2006, the last trading day of the year, or $30.72.

(2) These supplemental restricted stock units were to have vested on September 10, 2007. Pursuant to the terms of the Bonus Deferral Program, delivery of the shares subject to these units was deferred until the first day of the open window period under our insider trading program that occurs after September 10, 2007. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered these unvested supplemental restricted stock units, along with 11,194 base restricted stock units that vested on the grant date, to the Company for cancellation.

(3) 13,888 of the shares of restricted stock subject to this award were to have vested on March 14, 2007; however, because the trading window pursuant to the Company’s insider trading policy was closed on that date, the shares did not vest and were to have vested on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. The remaining 13,889 shares of restricted stock were to vest on the first day of the next open trading window after March 14, 2008 in which Company insiders are not restricted from selling Company stock. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered all of these unvested shares of restricted stock to the Company for cancellation and surrendered an additional 8,877 shares representing the portion of the restricted stock award made to him on March 14, 2005 that vested on March 14, 2006, net of tax.

(4) These supplemental restricted stock units were to have vested on March 8, 2010. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered all of these unvested supplemental restricted stock units, along with 12,725 base restricted stock units that vested on the grant date, to the Company for cancellation.

(5) Following his termination of employment for cause on May 2, 2007, Mr. Rush filed a lawsuit against the Company claiming, among other things, that he is entitled to his option and stock awards notwithstanding his termination. The Company is contesting his claims. See Item 3, “Legal Proceedings – Lawsuit Filed by Former CFO” for additional information.

(6) Mr. Newell separated from the Company on December 19, 2007. The options for 221,272 shares held by him were exercised on March 3, 2008 and the remaining options for 240,000 shares held by him are exercisable for 90 days following December 19, 2007, in each case, in accordance with the terms of the related stock option agreement. All shares of unvested restricted stock held by him vested upon his separation from the Company.

(7) These shares of restricted stock will vest on the first day of the next open window period under the Company’s insider trading policy after March 19, 2008.

(8) 6,250 of the shares of restricted stock subject to this award were to have vested on March 14, 2007; however, because the trading window pursuant to the Company’s insider trading policy was closed on such date, the shares did not vest and will vest, if at all, on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. The remaining 12,500 shares of restricted stock will vest in equal installments on March 14, 2008 and 2009, respectively, or if the trading window pursuant to the Company’s insider trading policy is closed on such date, on the first date thereafter that is during a window period in which Company insiders are not restricted from selling Company stock.

(9) These supplemental restricted stock units vested on March 8, 2008. Pursuant to the terms of the Bonus Deferral Program, delivery of the shares subject to these units will not be made until the first day of the open window period under our insider trading program that occurs after March 8, 2008

(10) Pursuant to his employment agreement, and in connection with our acquisition of Greystone in May 2005, Mr. Lanahan was granted 37,000 shares of restricted stock that are to vest in full on May 10, 2013, subject to accelerated vesting in the following circumstances:

•    if either (i) the 2005 pre-tax net income of the companies acquired in the Greystone acquisition is greater than $5.7 million and their 2006 pre-tax net income is greater than $9.5 million, or (ii) the companies acquired in the Greystone acquisition have a cumulative pre-tax net income for 2005 and 2006 greater than $15.2 million, then 24,666 shares of restricted stock subject to the award are to vest as of such date; and

•    if either (i) the 2007 pre-tax net income of the companies acquired in the Greystone acquisition is greater than $11.3 million, or (ii) the companies acquired in the Greystone acquisition have a cumulative pre-tax net income for 2005, 2006 and 2007 is greater than $26.5 million, then the remaining 12,334 shares of restricted stock subject to the award are to vest as of such date.

In 2007 it was determined that the cumulative pre-tax net income of the companies acquired in the Greystone acquisition for 2005 and 2006 was greater than $15.2 million and, thus, 24,666 of the shares of restricted stock were to have accelerated and vested on such date; however, because the trading window pursuant to the Company’s insider trading policy was closed on such date, the shares did not vest and will vest, if at all, on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. No determination has yet been made as to whether the 2007 pre-tax net income or cumulative 2005, 2006 and 2007 pre-tax net income amounts for accelerating the vesting of the remaining 12,234 shares of restricted stock subject to the award have been satisfied.

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on		Value Realized
	Exercise	on Exercise(1)	Vesting		on Vesting
Name	(#)	($)	(#)		($)(5)

Paul J. Klaassen	—	$—	26,614	(2)	$988,841
Bradley B. Rush	—	—	—		—
Thomas B. Newell	96,000	2,307,600	1,000	(3)	37,590
Tiffany L. Tomasso	—	—	9,972	(4)	371,461
Michael B. Lanahan	—	—	—		—

(1) Value realized is calculated by multiplying the number of shares times the difference between the closing market price of our common stock on the date of exercise and the option exercise price.

(2) Represents 13,889 shares of restricted stock, which vested on March 14, 2006, for a value realized of $522,088, and 12,725 restricted stock “base” units, which vested on March 8, 2006 for a value realized of $466,753. The 12,725 restricted stock “base” units vested pursuant to our Bonus Deferral Program and the shares of stock were to have been delivered to Mr. Klaassen upon the earlier of his termination or March 8, 2010 (or the first day of the next window period after March 10, 2010 in which Company insiders are not restricted from selling Company stock if March 10, 2008 is not within an open window period). As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation 8,877 shares representing the 13,889 shares of restricted stock that vested on March 14, 2006, net of tax, and the 12,725 restricted stock “base” units.

(3) Represents 1,000 restricted shares, which vested on March 14, 2006.

(4) Represents 6,250 shares of restricted stock, which vested on March 14, 2006, for a value realized of $234,938, and 3,722 restricted stock “base” units, which vested on March 8, 2006 for a value realized of $136,523. The 3,722 restricted stock “base” units vested pursuant to our Bonus Deferral Program and will be delivered to Ms. Tomasso upon her retirement or earlier termination of employment. See the Grants of Plan-Based Awards Table above for additional information on these restricted stock “base” units.

(5) Value realized is calculated by multiplying the number of shares acquired on vesting by the closing market price of our common stock on the vesting date.

Deferred Compensation

Executive Deferred Compensation Plan

General. We adopted the Sunrise Senior Living Executive Deferred Compensation Plan effective June 1, 2001, as last amended in November 2007 (“EDCP”). All senior management of Sunrise at the “Director” level or above or other highly compensated employees, as designated by our Fiduciary Committee, which administers the EDCP, are eligible to participate in the EDCP. The Fiduciary Committee consists of senior members of management. All of our named executive officers, other than Mr. Lanahan, were eligible to participate in the EDCP in 2006. For 2007, Mr. Lanahan participated in the Greystone Deferred Compensation Plan, which was adopted on January 1, 2007.

Pursuant to the EDCP, the named executive officers may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus.

Investment and Earnings. Amounts deferred by the named executive officers are invested in a selection of publicly-available mutual funds. The funds eligible for investment are selected by the Fiduciary Committee, which may increase or decrease the possible funds for investment as needed and directed by the Committee, in its discretion. The Fiduciary Committee annually credits each named executive officer’s deferral account with a rate of return based on the pooled investment strategy of the Committee’s choosing or, in the discretion of the Committee, may credit an actual rate of return based on an investment strategy, among the funds options available, as requested by the named executive officer. During 2006, the Committee credited each officer’s deferral account with a rate of return associated with the investment strategy chosen by the officer.

In addition, we may, in our discretion, make a matching contribution to the named executive officer’s account. For 2006, the Fiduciary Committee elected to make a matching contribution equal to (i) 25% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for less than five years and (ii) 50% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for five or more years. The named executive officers are 100% vested in all of their contributions to the EDCP, and earnings thereon, upon deferral. The Company matching contributions and earnings thereon vest 25% per year, provided the officer works a minimum number of hours per year. If terminated for any reason, other than death or disability, prior to vesting all of the Company’s matching contributions and related earnings not vested will be forfeited. If the named executive officer dies or becomes disabled while still employed by us, his or her matching contributions and related earnings will be 100% vested.

Payouts and Distributions. The EDCP provides for the payment of the named executive officers’ deferral accounts upon the termination events described below. As mentioned above, prior to vesting, Company matching contributions are not vested and will be forfeited if the termination event occurs prior to the vesting date, other than in the case of death or disability.

Upon retirement, which generally means the officer’s termination for any reason, other than death, after his or her 55th birthday, the vested account balance will be distributed to the named executive officer (or his or her beneficiaries) in either a lump sum or pursuant to installment payments in equal amounts over a five, 10 or 15-year period, as elected by the named executive officer. The executive will make the choice of lump sum or installment payments at a prior time permitted by the IRS and, if installment payments are chosen, interest will accrue on the balance at the rate of return in effect as of the retirement. If no election is made, payment will be made in a lump sum. Payment will generally be made or begin six months after the named executive officer’s termination, but for an executive terminating in 2007, no earlier than January 2008.

If a named executive officer dies prior to retirement or other termination of employment, payment of the executive’s full account balance generally will be made to the executive’s beneficiaries in a lump sum.

Upon termination, other than by retirement or death, the named executive officer’s vested deferred account balance will generally be paid to the named executive officer in a lump sum six months after his or her termination, but for an executive terminating in 2007, no earlier than January 2008. The named executive officer may also generally elect a later commencement date.

In addition to the above termination events, a named executive officer may elect before each year to receive a lump sum payment from the ECDP equal to the amount deferred by the executive during that year, so long as at least four years have elapsed since the deferral.

Mr. Klaassen’s Deferred Compensation Account

As discussed above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” Mr. Klaassen’s employment agreement requires Sunrise to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, which replaces the split-dollar life insurance coverage that was contemplated by Mr. Klaassen’s prior employment agreement (referred to in this narrative and the table below as the “Klaassen Account”). We have contributed an aggregate of $900,000 into this plan, leaving an aggregate amount of $900,000 to be contributed. The Company expects to make contributions for 2006 and 2007 in the first quarter of 2008 to bring the plan up to date.

Funds held in the account may be invested in the same publicly-available mutual funds that are available for investment under the EDCP, as selected by Mr. Klaassen. His account is credited with the rate of return associated with the mutual fund investments selected by him. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts.

NONQUALIFIED DEFERRED COMPENSATION

			Aggregate		Aggregate
	Executive	Registrant	Earnings	Aggregate	Balance
	Contributions	Contributions	in Last	Withdrawals/	at Last
	in Last FY	in Last FY	FY	Distributions	FYE
Name(1)	($)(2)	($)(3)	($)	($)	($)

Paul J. Klaassen	EDCP: $—	EDCP: $—	EDCP:$16,979	EDCP: $—	EDCP: $227,299
	Klaassen	Klaassen	Klaassen Account:	Klaassen	Klaassen Account:
	Account: —	Account: —	112,157	Account: —	1,169,225 (4)

Bradley B. Rush	625	3,854	4,660	—	48,338 (5)
Thomas B. Newell	72,618	14,576	34,831	—	253,641 (6)
Tiffany L. Tomasso	2,163	6,831	65,492	—	531,681
Michael B. Lanahan	—	—	—	—	—

(1) For each named executive officer, other than Mr. Klaassen, the amounts shown reflect amounts credited to the named executive officer’s account in 2006 under our EDCP.

(2) The amounts shown in this column for Mr. Rush and Ms. Tomasso represent deferrals of a portion of the named executive officer’s salary for 2005 that were credited to their EDCP accounts in 2006. These amounts are not included in the “Salary” column in the Summary Compensation Table. Of the amount shown in this column for Mr. Newell, $817 represents deferral of a portion of his salary for 2005 that was credited to his EDCP account in 2006. This amount also is not included in the “Salary” column in the Summary Compensation Table. The balance represents deferral of a portion of his 2006 salary and is included in the “Salary” column for 2006 in the Summary Compensation Table.

(3) The amounts shown in the table represent Company matching contributions paid in 2006 for deferrals made by the named executive officers in 2005 and are included in the “All Other Compensation” column in the Summary Compensation Table for 2006.

(4) As described in the narrative above, Mr. Klaassen (or his beneficiaries) will be entitled to receive the net gains accrued on the Klaassen Account upon termination of the account in September 2012 and the Company will be entitled to the remaining balance. As of December 31, 2006, the estimated value of the aggregate net gains accrued or realized on such contributions under the plan was $269,225, of which $112,157 was accrued or realized in 2006. The 2006 amount is included in the “All Other Compensation” column in the Summary Compensation Table.

(5) As of December 31, 2006, $46,739 of Mr. Rush’s deferral account was vested. In January 2008, he was paid his then vested balance of approximately $50,500.

(6) As of December 31, 2006, 100% or $253,641 of Mr. Newell’s deferral account was vested. As a former employee, he is entitled to receive his current vested balance upon request.

Potential Payments Upon Termination and Change in Control

Severance and Change in Control Payments

Messrs. Klaassen and Lanahan’s employment agreements provide for certain payments and benefits upon the termination events described below. In addition, our Senior Executive Severance Plan, adopted in November 2005, provides that designated Sunrise executive officers, including during 2006 Messrs. Newell and Rush and Ms. Tomasso, are entitled to receive severance benefits upon a change in control and termination of employment. As former executive officers, Messrs. Newell and Rush no longer participate in this plan. Finally, pursuant to our equity incentive plans and agreements, the named executive officers are entitled to acceleration of their unvested equity awards upon certain termination or change in control events. Each of these provisions is summarized below.

For purposes of the estimates of payments below, we have assumed the triggering event took place on December 31, 2006, and the price per share of our common stock was the closing market price on December 29, 2006 (the last trading day of the year), or $30.72. The estimates below are based on these assumptions, as required by SEC rules and the provisions of the various agreements. Actual amounts to be paid to each named executive officer will be different and can only be determined upon the actual termination of employment of the executive.

The amounts set forth below include only the incremental payments and benefits owed to the named executive officer upon the various termination events and thus do not include amounts that would otherwise be owed to the executive upon termination of employment, including the following:

•	accrued base salary and any bonus amount earned but not yet paid;

•	any base units issued to the named executive officer pursuant to our Bonus Deferral Program that were vested upon grant;

•	any reimbursement for outstanding business expenses incurred but not yet paid;

•	accrued vacation pay;

•	amounts payable pursuant to the Company’s (or, in the case of Mr. Lanahan, Greystone’s) 401(k) plan; and

•	amounts set forth in the “Aggregate Balance at Last FYE” column of the Nonqualified Deferred Compensation Table above.

For a discussion of the distribution of each named executive officer’s deferred compensation account balances upon a termination event, see the “Nonqualified Deferred Compensation Table” and accompanying narrative above.

Mr. Klaassen

Mr. Klaassen- Employment Agreement

If Mr. Klaassen’s employment agreement is terminated by us for “good cause” (as defined below), or by Mr. Klaassen for other than “good reason” (as defined below), death or disability (as defined below), we are required to pay:

•	Mr. Klaassen, annual payments, for three consecutive years, equal to the sum of his annual base salary and bonus for the year of termination; and

•	Ms. Klaassen (and his children through their attainment of age 22) in the event of his death (including after termination for one of the reasons set forth above), and to Mr. Klaassen in the event of his disability (including after termination for one of the reasons set forth above), medical insurance through the date he attains, or would have attained (in the case of death), age 65.

Upon termination of Mr. Klaassen’s employment agreement due to his death or disability, or by us other than for “good cause” or by Mr. Klaassen for “good reason,” we are required to pay:

•	Mr. Klaassen (or his beneficiaries), immediately after the effective date of termination, an amount equal to his base salary and annual bonus amount for the remaining portion of the rolling five-year term of the employment agreement (as if there had been no early termination due to the reasons set forth above);

•	Mr. Klaassen (or his beneficiaries), annual payments, for three consecutive years, equal to the sum of his annual base salary and bonus for the year of termination; and

•	Ms. Klaassen (and his children through their attainment of age 22) in the event of his death (after termination of his employment agreement for one of the reasons set forth above), and to Mr. Klaassen (including his children through their attainment of age 22) in the event of his disability, medical insurance through the date he attains, or would have attained (in the case of death), age 65.

In addition, any unvested stock options held by Mr. Klaassen would immediately become fully vested (as of December 31, 2006, Mr. Klaassen did not hold any unvested options).

If Mr. Klaassen’s employment is terminated within six months after a “change in control” (as defined below) of Sunrise, we (or any successor) are required to pay:

•	Mr. Klaassen (or his beneficiaries), immediately after the effective date of termination, an amount equal to his base salary and annual bonus amount for the remaining portion of the rolling five-year term of the employment agreement (as if there had been no early termination after the change in control);

•	Mr. Klaassen (or his beneficiaries), annual payments, for three consecutive years, equal to the sum of his annual base salary and bonus for the year of termination; and

•	Ms. Klaassen (and his children through their attainment of age 22) in the event of his death (after termination of his employment agreement following a change in control), and to Mr. Klaassen in the event of his disability (after termination of his employment agreement following a change in control), medical insurance through the date he attains, or would have attained (in the case of death), age 65.

In addition, upon a change in control only (i.e., without regard to termination of employment), Mr. Klaassen would be entitled to full vesting of any outstanding unvested stock options (as of December 31, 2006, Mr. Klaassen did not hold any unvested options) and a lump sum disposition fee of 1% of Sunrise’s enterprise value, defined as its market capitalization plus debt, as of the change in control.

If any payments to Mr. Klaassen pursuant to the terms of his employment agreement (including acceleration of equity) would be considered a “golden parachute payment” under Section 280G of the Internal Revenue Code, we are required to pay Mr. Klaassen an amount necessary to gross up such amount for any excise taxes.

Mr. Klaassen - Equity Agreements

Pursuant to our 2002 Stock Option and Restricted Stock Plan, and form of restricted stock agreement thereunder, and our 2003 Stock Option and Restricted Stock Plan, and forms of restricted stock agreement and stock unit agreement thereunder, all unvested shares of restricted stock and restricted stock units held by Mr. Klaassen will accelerate and vest in full upon (i) a change in control (as defined in the plans and forms of agreements described above), (ii) termination of employment due to death or disability, (iii) termination of employment by the Company other than for cause (as defined pursuant to our Senior Executive Severance Plan set forth below), and (iv) termination of employment by Mr. Klaassen for good reason (as defined pursuant to our Senior Executive Severance Plan set forth below).

Mr. Klaassen - Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Mr. Klaassen pursuant to the termination events described above.

		Termination by Death or
	Termination by Sunrise	Disability, by
	for Good Cause, or by	Klaassen for Good
	Klaassen Other Than for	Reason, or by		Termination within
	Good Reason, Death or	Sunrise Other Than		Six Months After a
	Disability	for Good Cause		Change in Control

Present Value of Severance(1)	$1,500,000	$3,772,564	(2)	$3,772,564	(2)
Present Value of Medical Insurance(3)	500,000	500,000		500,000
Equity Acceleration(4)	1,147,238	1,147,238		1,147,238
Disposition Fee(5)	—	—		18,608,073
Tax Gross-Up	—	—		11,908,259

Total	$3,147,238	$5,419,802		$35,936,134

(1) For purposes of the above table, severance is calculated based on Mr. Klaassen’s annual base salary for 2006, or $500,000,

(2) Reflects lump sum payment of salary for the remainder of the employment term (4.867 years assuming a December 31, 2006 termination) plus the present value using 120% of the applicable federal short-term tax rate of three equal installments of salary beginning one year from the assumed termination date.

(3) Represents the present value of the estimated cost of the Company of healthcare/dental continuation, including supplemental coverage, for Mr. Klaassen and his spouse until age 65 and his children through age 22.

(4) Represents the acceleration in full of 9,568 unvested supplemental units (pursuant to our Bonus Deferral Program) and 27,777 shares of unvested restricted stock outstanding as of December 31, 2006. With respect to the first column only (Termination by Sunrise for Good Cause, or by Klaassen other than for Good Reason, Death or Disability), Mr. Klaassen would only be entitled to the equity acceleration upon his death or disability; he would not be entitled to acceleration upon termination for good cause or by Mr. Klaassen other than for good reason. With respect to the last column (Termination within Six Months of a Change in Control), Mr. Klaassen would be entitled to the acceleration of equity upon the change in control event only.

(5) Disposition fee is calculated based on our market capitalization, or $1.67 billion, plus outstanding aggregate debt, or $190.3 million, as of December 31, 2006, and is payable in connection with a change in control without regard to termination of employment.

For purposes of Mr. Klaassen’s employment agreement, as amended, the terms below have the following meanings:

•	“good reason” is generally defined to mean:

°	the assignment by the board of directors to Mr. Klaassen of duties materially inconsistent with the duties of chief executive officer;

°	a material change in the nature or scope of Mr. Klaassen’s authority;

°	the occurrence of material acts or conduct on the part of Sunrise or its officers and representatives which have as their purpose forcing the resignation of Mr. Klaassen or preventing him from performing his duties and responsibilities;

°	a material breach by Sunrise of any material provision of the employment agreement; or

°	requiring Mr. Klaassen to be based more than 50 miles from McLean, Virginia.

•	“good cause” is generally defined to mean:

°	any material breach by Mr. Klaassen of the terms of employment agreement;

°	Mr. Klaassen’s willful commission of acts of dishonesty in connection with his position;

°	chronic absenteeism (other than by reason of disability);

°	Mr. Klaassen’s willful failure or refusal to perform the essential duties of his position;

°	conviction of a felony; or

°	Mr. Klaassen’s engaging in illegal or other wrongful conduct substantially detrimental to the business or reputation of Sunrise.

•	“change in control” is generally defined to mean:

°	any person or group becomes the beneficial owner of 20% or more of the common stock of Sunrise;

°	a change in the composition of a majority of the board of directors of Sunrise (with certain specified exceptions);

°	a merger, reorganization or similar transaction in which the owners of the outstanding common stock of Sunrise immediately before the transaction are not expected to own immediately after the transaction, in substantially the same proportions as immediately before the transaction, more than 60% of the common stock entitled to vote generally in the election of directors; or

°	a plan of liquidation, or a plan or agreement for the sale or other disposition of all or substantially all of the assets, of Sunrise.

•	“disability” is generally defined to mean the inability of Mr. Klaassen, due to illness, accident or any other physical or mental incapacity, to perform his duties in a normal manner for a period of six consecutive months.

Mr. Lanahan

Mr. Lanahan - Employment Agreement

If Mr. Lanahan’s employment is terminated by us on or after January 1, 2008 (original term of the employment agreement ends on May 10, 2009) other than for “cause” (as defined below), or Mr. Lanahan resigns for “good reason” (as defined below) before May 10, 2009, we are required to pay Mr. Lanahan the following:

•	a severance payment equal to the remaining salary payments due to Mr. Lanahan during the remaining four-year employment agreement (based on his base salary as of termination), plus 50% of the annual average bonus payments paid to Mr. Lanahan, which severance payment is required to be paid over the remaining initial term of the employment agreement; and

•	health insurance premiums for COBRA coverage for the one-year period following the date of such termination or resignation (excluding the premiums Mr. Lanahan would have paid if he was still employed by us during the one-year period).

If Mr. Lanahan’s employment had been terminated by us other than for “cause” (as defined below) or “permanent disability” (as defined below) prior to January 1, 2008, then pursuant to his employment agreement, Mr. Lanahan would have been entitled to all remedies available to him, provided that the minimum amount of damages payable to Mr. Lanahan in such event would have equaled the severance payment that would have been paid to Mr. Lanahan if he was terminated by us other than for “cause” after January 1, 2008 or by Mr. Lanahan for “good reason” (as described above).

As a condition to receipt of the severance payment discussed above, Mr. Lanahan must execute a full release and waiver of all claims against Sunrise. As further conditions to receipt of such payment, the employment agreement contains a covenant requiring that Mr. Lanahan assign to Sunrise all writings, works of authorship, intellectual property and inventions conceived by Mr. Lanahan during the term of his employment related to or useful to the Sunrise business and a covenant that Mr. Lanahan maintain all confidential information regarding Sunrise. The employment agreement also prohibits, with certain limited, customary exceptions, Mr. Lanahan from (i) engaging in, financing, lending his name to, or otherwise being associated with any business that competes with Sunrise, (ii) soliciting business of the same or similar type being carried on by Sunrise from any person known to be a customer of Sunrise or to have been a customer Sunrise at any time within the six months prior to the end of the employment agreement term and about whom Mr. Lanahan received confidential information, and (iii) soliciting any person who is or was an employee of Sunrise at any time during the term of the employment agreement, inducing such person to terminate employment with Sunrise or interfering with the relationship of Sunrise with any employee, contractor, supplier or customer, for a period of two years after the termination or expiration of his employment.

Mr. Lanahan - Equity Agreement

Pursuant to our 2003 Stock Option and Restricted Stock Plan, and form of restricted stock agreement thereunder, all unvested shares of restricted stock held by Mr. Lanahan will accelerate and vest in full upon (i) a change in control (as defined in the 2003 Stock Option and Restricted Stock Plan), (ii) termination of employment due to death or disability, (iii) termination of employment by the Company other than for cause (as defined in Mr. Lanahan’s employment agreement), and (iv) termination of employment by Mr. Lanahan for good reason (as defined in Mr. Lanahan’s employment agreement).

Mr. Lanahan - Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Mr. Lanahan pursuant to the termination events described above:

	Termination by Sunrise Other Than for
	Cause on or after January 1, 2008, or	Termination by Sunrise Other Than for
	by Mr. Lanahan for Good Reason	Cause or for Permanent Disability
	Prior to May 10, 2009	Prior to January 1, 2008(1)

Severance(2)	$1,041,832	$1,041,832
Health Insurance(3)	17,786	17,786
Equity Acceleration(4)	1,136,640	1,136,640

Total	$2,196,258	$2,196,258

(1) As indicated above, if Mr. Lanahan’s employment had been terminated by us other than for cause or permanent disability prior to January 1, 2008, then pursuant to his employment agreement, Mr. Lanahan would have been entitled to all remedies available to him, provided that the minimum amount of damages payable to Mr. Lanahan in such event would have equaled the severance payment that would have been paid to Mr. Lanahan if he was terminated by us other than for cause on or after January 1, 2008 or by him for good reason prior to May 10, 2009.

(2) Severance is calculated based on Mr. Lanahan’s annual base salary for 2006, or $364,000, and 50% of the average of his annual bonus payments in 2005 and 2006, or $350,000 and $364,000, respectively.

(3) Amount is calculated based on Greystone’s annual COBRA cost for Mr. Lanahan as of December 31, 2006, or $17,786.

(4) Represents the acceleration in full of 37,000 shares of unvested restricted stock outstanding as of December 31, 2006. For each of the columns, Mr. Lanahan would be entitled to acceleration of equity regardless of when the termination other than for cause or, for the second column only, for good reason occurred. Mr. Lanahan would also be entitled to the $1,136,640 acceleration upon a change in control or upon his death.

For purposes of Mr. Lanahan’s employment agreement, the terms below have the following meanings:

•	“cause” is generally defined to mean:

°	a material breach by Mr. Lanahan of any of his obligations under his employment agreement;

°	the willful failure by Mr. Lanahan to comply with the reasonable directions of the President of Sunrise in achieving the objectives of Sunrise or any of its subsidiaries or affiliates to which Mr. Lanahan is assigned pursuant to his employment agreement;

°	Mr. Lanahan’s failure to adhere to any written policy of Sunrise or any of its subsidiaries or affiliates if Mr. Lanahan has been given a reasonable opportunity to comply with such policy or cure his failure to comply;

°	the appropriation (or attempted appropriation) of a material business opportunity of a Sunrise or any of its subsidiaries or affiliates, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of Sunrise or any of its subsidiaries or affiliates;

°	the misappropriation (or attempted misappropriation) of any of the funds or property of Sunrise or any of its subsidiaries or affiliates;

°	reporting to work under the influence of alcohol or illegal drugs, or using alcohol or illegal drugs, whether or not at the workplace, in such fashion as to cause economic harm to Sunrise or any of its subsidiaries or affiliates;

°	a willful act by Mr. Lanahan which has a materially detrimental effect on the reputation or business of Sunrise or any of its subsidiaries or affiliates;

°	any breach of fiduciary duty, gross negligence or willful misconduct with respect to Sunrise or any of its subsidiaries or affiliates which is not cured (if possible) to the reasonable satisfaction of Sunrise within 15 days after notice to Mr. Lanahan; or

°	Mr. Lanahan’s conviction of, indictment for, pleading guilty to, entering a plea of no contest with respect to, or being charged with (where such charge is not dismissed or otherwise resolved favorably to Mr. Lanahan in six months) any felony or any charge of fraud, embezzlement, theft, offense involving moral turpitude or a violation of any federal or state securities or tax law.

•	“good reason” is generally defined to mean:

°	a material failure by Sunrise to perform its obligations under the employment agreement which continues and is uncured for 15 days after written notice thereof has been given to Sunrise by Mr. Lanahan; or

°	a material and adverse change in Mr. Lanahan’s duties and responsibilities not agreed to by Mr. Lanahan (other than termination for “cause”).

•	“permanent disability” is generally defined to mean the inability, for a period of six consecutive months, of Mr. Lanahan to adequately perform his regular duties, with reasonable accommodations, due to a physical or mental illness, condition or disability.

Mr. Rush, Mr. Newell and Ms. Tomasso

Senior Executive Severance Plan

Effective as of November 16, 2005, the Compensation Committee adopted a senior executive severance plan. The term of the plan is five years, subject to an additional two-year extension in an event of a “change in control” (as defined below) prior to the end of the term of the plan. Ms. Tomasso has been designated as an eligible executive officer to participate in the plan. Messrs. Newell and Rush were also participants in the plan during 2006, but as former executive officers they no longer participate in the plan. Messrs. Klaassen and Lanahan do not participate in the senior executive severance plan.

Pursuant to the terms of the plan, if a “change in control” (as defined below) occurs and we terminate the executive’s employment other than for “cause” (as defined below), or the executive terminates employment for “good reason” (as defined below), each within two years of the “change in control,” we are required to pay each of the executives the following:

•	two times the sum of (i) the executive officer’s annual base salary (calculated as the greater of the annual base salary payable at the time of termination or 12 times the highest monthly base salary paid or payable to the executive officer over the preceding 12 months), plus (ii) the executive officer’s annual bonus (calculated as the highest amount paid as bonus payments in a single year during the last three years); and

•	two years of continued welfare benefits coverage pursuant to the Company’s benefit plans.

The severance payments described above are generally payable in a lump sum payment, subject to any requirements of Section 409A of the Internal Revenue Code. With respect to the continued benefits coverage, such amount will become secondary to any plan(s) offered by a new employer in the event the executive becomes reemployed during the two-year period.

In addition, pursuant to the executive severance plan, all equity compensation grants made to the executive outstanding at the time of the “change in control” will accelerate and vest in full.

As a condition to the receipt and retention of the severance payments under the plan, the plan requires that the executive adhere, for a period of 12 months following termination, to (i) a non-compete covenant prohibiting the executive from providing services to any business in the senior living industry directly competing with Sunrise in any geographic market where Sunrise maintains a senior living facility and (ii) a non-solicitation covenant prohibiting the executive from directly or indirectly soliciting, inducing or encouraging an employee or independent contractor of Sunrise to terminate his employment with Sunrise or to cease rendering services to Sunrise, initiating discussions with any employee or independent contractor for any such purpose or authorizing or knowingly cooperating with the taking of any such actions by any person, or hire (on behalf of himself or any other person) any person who was an employee or independent contractor on the executive’s date of termination. If an executive fails to comply with these conditions, the executive is required to repay the full amount of the severance paid to the executive pursuant to the plan. In addition, participants agree to keep all information regarding Sunrise confidential.

Participants in the plan are not entitled to any tax gross-up payments. In lieu thereof, each executive has the right to designate payments under the plan that should be reduced or eliminated so as to avoid having the severance payments constitute a “parachute payment” under Section 280G of the Internal Revenue Code.

Equity Agreements

In addition to the acceleration of equity upon a change in control pursuant to the Senior Executive Severance Plan described above, pursuant to our 2002 Stock Option and Restricted Stock Plan, and form of restricted stock agreement thereunder, and our 2003 Stock Option and Restricted Stock Plan, and forms of restricted stock and restricted stock unit agreement thereunder, all unvested shares of restricted stock and restricted stock units held by Mr. Newell and Ms. Tomasso will accelerate and vest in full upon (i) termination of employment due to death or disability, (ii) termination of employment by the Company other than for cause (as defined pursuant to the Senior Executive Severance Plan) and (iii) termination of employment by the executive for good reason (as defined pursuant to the Senior Executive Severance Plan). For Mr. Rush, 63,182 unvested shares of restricted stock held as of December 31, 2006 would have vested upon his death or disability and 13,182 unvested shares of restricted stock, plus a pro-rated portion of an additional 50,000 unvested shares of restricted stock, held as of December 31, 2006 would have vested upon his termination of employment by the Company other than for cause or by him for good reason. Pursuant to the terms of the related restricted stock agreement, the 4,127 remaining unvested shares of restricted stock held by him as of December 31, 2006 were to be forfeited upon any termination of employment.

Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Messrs. Rush and Newell and Ms. Tomasso pursuant to the circumstances described above:

	Bradley B. Rush	Thomas B. Newell	Tiffany L. Tomasso

Severance(1)	$945,000	$1,742,000	$1,189,432
Welfare Benefits(2)	32,226	44,828	32,562
Equity Acceleration(3)	2,067,732	7,772,160	3,176,018

Total	$3,044,958	$9,558,988	$4,398,012

(1) For Mr. Rush, severance is calculated based on his annual salary as of December 31, 2006, or $375,000, plus $97,500, his highest bonus payment during the prior three years. For Mr. Newell, severance is calculated based on his annual base salary as of December 31, 2006, or $425,000, plus $446,000, his highest annual bonus payment during the prior three years. For Ms. Tomasso, severance is calculated based on her annual base salary as of December 31, 2006 of $390,000, plus $204,716, her highest bonus payment during the prior three years.

(2) Amount is calculated based on our annual COBRA cost for each executive officer as of December 31, 2006, or $16,113 for Mr. Rush, $22,414 for Mr. Newell and $16,281 for Ms. Tomasso.

(3) For Mr. Rush, the amount represents the acceleration in full of 67,309 shares of unvested restricted stock as of December 31, 2006. For Mr. Newell, the amount represents the acceleration in full of 253,000 shares of unvested restricted stock as of December 31, 2006. For Mr. Tomasso, the amount represents the acceleration in full of 102,642 shares of unvested restricted stock and 744 supplemental units (pursuant to our Bonus Deferral Program) outstanding as of December 31, 2006. In addition to a change in control covered by the senior executive severance plan, each executive officer would also be entitled to the equity acceleration upon termination due to death or disability, termination by the Company other than for cause or termination by the executive officer for good reason, as discussed above.

For purposes of the senior executive severance plan, the terms below have the following meanings:

•	“change in control” is generally defined to mean:

°	the acquisition by a third party of more than 50% of the outstanding common stock of Sunrise;

°	a change in the composition of the board of directors of Sunrise pursuant to which the members of the Sunrise board on the effective date of the severance plan, or any successor board member approved by a majority of the then-existing Sunrise board members, cease to constitute at least a majority of the board of directors;

°	a liquidation or dissolution of Sunrise approved by its stockholders; or

°	the consummation of a reorganization, merger or sale or other disposition of substantially all of the assets of Sunrise unless, following the transaction, (i) the holders of the outstanding common stock immediately prior to the transaction own more than 50% of the outstanding common stock of the resulting entity in substantially the same proportions as their ownership of the outstanding common stock immediately prior to the transaction, and (ii) no person or entity who did not previously own 35% or more of the outstanding common stock of all voting securities of Sunrise owns 35% or more of the outstanding common stock of the resulting entity, and (iii) at least a majority of the members of the Sunrise board prior to the transaction continue to serve as members of the board of the resulting entity.

•	“good reason” is generally defined to mean:

°	a reduction in the executive’s base salary, fringe benefits or bonus eligibility;

°	a substantial reduction in the executive’s responsibilities or areas of supervision, or a request for the executive to report to a lower level supervisor;

°	a substantial increase in responsibilities or areas of supervision without an appropriate increase in compensation;

°	relocation outside the executive’s existing metropolitan area; or

°	a requirement to report to a new supervisor where the executive and new supervisor have irreconcilable working relationship problems.

•	“cause” is generally defined to mean:

°	an executive’s conviction for fraud or theft against Sunrise, or a crime involving moral turpitude, compromise of trade secrets or other valuable proprietary information of Sunrise; or

°	gross or willful misconduct that causes and will continue to cause substantial and material harm to the business and operations of Sunrise or any of its affiliates.

As previously reported, Mr. Rush was terminated for cause on May 2, 2007. Following his termination of employment, Mr. Rush filed a lawsuit against the Company in which he contends that his termination was not for “cause” under the Company’s LTIC Bonus Plan and prior awards made to him of certain stock options and shares of restricted stock and claims entitlement thereto notwithstanding his termination, which the Company is contesting. See Item 3, “Legal Proceedings — Lawsuit Filed by Former CFO” for additional information.

As previously reported, Mr. Newell separated from the Company on December 19, 2007. Options for 221,272 shares held by him at the time of his separation were exercised on March 3, 2008. Of the remaining options for 240,000 shares held by him at the time of his separation, 140,000 were exercised on March 19, 2008 and the remaining 100,000 expired in accordance with their terms. All shares of unvested restricted stock held by him at the time of his separation vested upon his separation from the Company. See the Outstanding Equity at Fiscal-Year End Table above.

Compensation Committee Interlocks and Insider Participation

During 2006, Mr. Klaassen served as a director of the U.S. Chamber of Commerce and Mr. Donohue, president and chief executive of the U.S. Chamber of Commerce, served as Chairman of the Company’s Compensation Committee.

Director Compensation

Sunrise directors who are also employees of the Company receive no additional compensation for serving on the board of directors or its committees. For 2006, our non-employee directors were entitled to receive the following cash compensation for their services:

Annual Retainer	$25,000
Committee Meeting Fees (telephonic and in-person)	$1,000
Committee Chair Annual Retainer:
Audit Committee	$25,000
Compensation Committee	$5,000
Nominating and Corporate Governance Committee	$5,000

For 2006, each non-employee director received an annual stock option grant exercisable for 10,000 shares of our common stock, which vested in full on the date of grant. In 2007, the annual retainer was increased to $75,000 in lieu of the annual stock option grant. In addition, non-employee directors are reimbursed for reasonable expenses incurred in attending meetings of the board of directors.

For information regarding 2006 compensation paid to Mr. Klaassen, our Chief Executive Officer, refer to the Summary Compensation Table above. For information regarding 2006 compensation paid to Mrs. Klaassen, refer to Item 13 to this Form 10-K.

DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred
	Earned or	Stock	Option	Plan	Compensation	All Other
	Paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Cash ($)	($)	($)(1)(2)	($)	($)	($)	($)

Ronald V. Aprahamian	$55,000	—	$259,927	—	—	—	$314,927
Craig Callen	35,000	—	259,927	—	—	—	294,927
Thomas J. Donahue	42,000	—	259,927	—	—	—	301,927
J. Douglas Holladay	32,000	—	259,927	—	—	—	291,927
William G. Little	28,000	—	259,927	—	—	—	287,927

(1) Amounts represent the dollar amounts expected to be recognized by Sunrise for each non-employee director for financial statement purposes in our 2006 financial statements in accordance with SFAS 123R. Because option grants to our non-employee directors vest in full upon grant, pursuant to SFAS 123R, we will recognize the full grant date fair value of each award, or $259,927, at grant. For a description of the assumptions used in 2004, 2005 and 2006 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 16 to our Consolidated Financial Statements included in Item 8 to this Form 10-K.

(2) As of December 31, 2006, the outstanding options held by each non-management director, all of which are fully vested, were as follows:

Ronald Aprahamian	188,000
Craig Callen	132,000
Thomas Donohue	158,000
J. Douglas Holladay	76,000
William G. Little	40,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned By Management

The following table sets forth certain information with respect to beneficial ownership of common stock of Sunrise as of February 29, 2008 by (i) each director, (ii) each named executive officer of Sunrise and (iii) all current executive officers and directors of Sunrise as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common Stock
Name and Position(s) with Sunrise	Ownership(1)	Outstanding

Paul J. Klaassen(2) Chairman of the Board and Chief Executive Officer	6,008,903	11.7%
Teresa M. Klaassen(2) Chief Cultural Officer and Director	6,008,903	11.7%
Thomas B. Newell(3) President	661,315	1.3%
Tiffany L. Tomasso(4) Chief Operating Officer	293,623	*
Michael B. Lanahan(5) Chairman of Greystone	37,926	*
Bradley B. Rush(6) Chief Financial Officer	0	*
Ronald V. Aprahamian(7) Director	190,000	*
Craig R. Callen(8) Director	132,000	*
Thomas J. Donahue(9) Director	199,510	*
Steven D. Harlan(10) Director	0	*
J. Douglas Holladay(11) Director	76,000	*
Lynn Krominga(12) Director	0	*
William G. Little (13) Director	62,000	*
All current executive officers and directors as a group (13 persons)(14)	7,233,732	14.0%

*	Less than one percent.

(1)	Under Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Represents 5,071,494 shares held jointly by the Klaassens, as tenants by the entirety, 60,089 shares held directly by Mr. Klaassen, 27,777 shares of restricted stock held by Mr. Klaassen, 700,000 shares issuable upon exercise of stock options held by Mr. Klaassen that are exercisable within 60 days of February 29, 2008, 28,397 restricted stock units held by Mr. Klaassen that are exercisable within 60 days of February 29, 2008 and 121,146 shares held by The Klaassen Family Private Foundation (See also “Common Stock Owned By Principal Stockholders”). Of the 5,071,494 shares held jointly by the Klaassens, 1,500,000 shares are pledged to the counterparty of a prepaid variable forward contract relating to the forward sale of up to 1,500,000 shares of common stock in five tranches. See “Principal Holders of Voting Securities.” Effective March 16, 2008, Mr. Klaassen no longer serves as Chairman of the Board but continues to serve as Chief Executive Officer and as a director.

(3)	Represents 200,043 shares held directly and 461,272 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008. The date of Mr. Newell’s separation as the Company’s President was December 19, 2007.

(4)	Represents 12,259 shares held directly, 102,642 shares of restricted stock, 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008 and 3,722 restricted stock units that are exercisable within 60 days of February 29, 2008.

(5)	Represents 37,000 shares of restricted stock and 926 shares of common stock held directly.

(6)	Mr. Rush’s employment terminated on May 2, 2007.

(7)	Represents 188,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008 and 2,000 shares which Mr. Aprahamian has the power to vote and the power to dispose of as trustee.

(8)	Represents 132,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008.

(9)	Represents 158,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008 and 41,510 shares of common stock held directly.

(10)	Mr. Harlan became a director of Sunrise on June 20, 2007.

(11)	Represents 76,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008.

(12)	Ms. Krominga became a director of Sunrise on September 5, 2007 and became Chair of the Board on March 16, 2008.

(13)	Represents 22,000 shares held directly and 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008.

(14)	Includes 1,579,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2008 and 32,119 restricted stock units that are exercisable within 60 days of February 29, 2008.

Principal Holders of Voting Securities

The following table sets forth information as of February 29, 2008 with respect to the ownership of shares of Sunrise common stock by each person believed by management to be the beneficial owner of more than 5% of Sunrise’s outstanding common stock. The information is based on the most recent Schedule 13G filed with the SEC on behalf of such persons or other information made available to Sunrise. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

		Percent
	Amount and	of
	Nature of	Common
Name and Address of	Beneficial	Stock
Beneficial Owner	Ownership(1)	Outstanding

Paul J. and Teresa M. Klaasen(1)	6,008,903	11.7%
7902 Westpark Drive McLean, VA 22102
Earnest Partners, LLC(2)	3,504,501	6.9%
Fourteenth Street, Suite 2300 Atlanta, GA 30309
T. Rowe Price Associates, Inc. and T. Rowe Price Small- Cap Stock Fund, Inc.(3)	4,397,600	8.7%
100 E. Pratt Street Baltimore, MD 21202
Scoggin Capital Management, L.P. II(4)	2,825,000	5.6%
Scoggin, LLC Craig Effron Curtis Schenker
660 Madison Avenue New York, NY 10021
Scoggin International Fund, Ltd.
c/o Swiss Financial Services (Bahamas) Ltd. One Montague Place, 4th Floor East Bay Street P.O. Box EE-17758 Nassau, Bahamas
Scoggin Worldwide Fund, Ltd.
c/o Q&H Corporate Services, Ltd. 3rd Floor, Harbor Centre P.O. Box 1348
George Town, Grand Cayman, Cayman Islands
Wesley Capital Management, LLC(5)	2,824,076	5.6%
Arthur Wrubel John Khoury
717 5th Avenue, 14th Floor New York, NY 10022

(1)	The Schedule 13G/A dated February 13, 2008 states that the reporting persons have shared voting power over the entire number of such shares and shared dispositive power with respect to 4,508,903 of such shares.

(2)	The Schedule 13G/A dated January 30, 2008 of Earnest Partners, LLC states that it has sole power to vote 1,088,067 shares of Sunrise common stock, shared voting power with respect to 1,051,234 shares of Sunrise common stock and sole dispositive power with respect to 3,504,501 shares of Sunrise common stock.

(3)	The Schedule 13G/A dated February 14, 2008 of T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Stock Fund, Inc. states that (a) T. Rowe Price Associates, Inc. has sole voting power with respect to 439,000 shares of Sunrise common stock and sole dispositive power with respect to 4,397,600 shares of

Sunrise common stock and (b) T. Rowe Price Small-Cap Stock Fund, Inc. has sole voting power with respect to 2,639,600 shares of Sunrise common stock. T. Rowe Price Associates, Inc. states in its Schedule 13G/A that the filing of the Schedule 13G/A shall not be construed as an admission that it is the beneficial owner of the securities referred to, which beneficial ownership is expressly denied by T. Rowe Price Associates, Inc.

(4)	The Schedule 13G/A dated February 12, 2008 states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power

Scoggin Capital
Management, L.P. II	1,000,000	—	1,000,000	—
Scoggin, LLC	1,495,000	330,000	1,495,000	330,000
Craig Effron	—	2,825,000	—	2,825,000
Curtis Schenker	—	2,825,000	—	2,825,000
Scoggin International Fund, Ltd.	1,300,000	—	1,300,000	—
Scoggin Worldwide Fund, Ltd.	195,000	—	195,000	—

(5)	The Schedule 13G/A dated February 13, 2008 of Wesley Capital Management, LLC, Mr. Arthur Wrubel and Mr. John Khoury states that they each have shared power to vote and to dispose of 2,824,076 shares of Sunrise common stock.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2006 for all equity compensation plans previously approved by our stockholders and all equity compensation plans not previously approved by our stockholders:

•	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

•	The weighted-average exercise price of such outstanding options, warrants and rights; and

•	Other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of			Number of Securities
	Securities to be		Weighted	Remaining Available
	Issued Upon		Average Exercise	for Future Issuance
	Exercise of		Price of	Under Equity
	Outstanding		Outstanding	Compensation Plans
	Options,		Options,	(Excluding
	Warrants		Warrants and	Securities Reflected
Plan Category	and Rights		Rights	in Column(a))
	(A)		(B)	(C)

Equity compensation plans approved by stockholders(1)	3,566,178	(2)	$15.17	1,928,030	(3)
Equity compensation plans not approved by stockholders(4)	237,815		11.85	75,154

Total	3,803,993		14.96	2,003,184

(1)	Consists of the Sunrise Senior Living, Inc. 1995 Stock Option Plan, as amended, 1997 Stock Option Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option and Restricted Stock Plan, 2003 Stock Option and Restricted Stock Plan, Employee Stock Purchase Plan, as amended, and options to purchase up to 100,000 shares of Sunrise common stock under the 1996 Directors’ Option Plan, as amended.

(2)	Includes 37,953 restricted stock units. The weighted-average exercise price in column (B) does not take these restricted stock units into account.

(3)	Includes 1,303,044 shares available for issuance under the Sunrise Employee Stock Purchase Plan, as amended and 624,986 available for issuance under the stock option plans.

(4)	Consists of Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, and options to purchase 50,000 shares of Sunrise common stock under a 1997 amendment to the 1996 Directors’ Option Plan, which amendment was not approved by Sunrise’s stockholders. We refer to Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, in this Form 10-K as the 1996 Non-Incentive Plan, and Sunrise’s 1996 Directors’ Stock Option Plan, as amended, in this Form 10-K as the 1996 Director Plan.

1996 Non-Incentive Plan

The 1996 Non-Incentive Plan was approved by the board of directors on December 13, 1996 and amended by the board of directors on March 16, 1997. The 1996 Non-Incentive Plan was not approved by our stockholders.

The 1996 Non-Incentive Plan authorizes the grant of options to purchase shares of Sunrise common stock to any employee of Sunrise or any subsidiary of Sunrise as the board of directors shall determine and designate, as well as any consultant or advisor providing bona fide services to Sunrise or any subsidiary of Sunrise, subject to certain limited exceptions. A total of 3,200,000 shares of Sunrise common stock may be issued pursuant to options granted under the 1996 Non-Incentive Plan. Shares issued under the 1996 Non-Incentive Plan become available for future grants if any option expires, terminates, or is terminated or canceled for any reason prior to exercise.

Options granted under the 1996 Non-Incentive Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement applicable to the option grant. The option exercise price may not be less than the greater of par value or the fair market value of a share of Sunrise common stock on the date of grant. Each option vests and becomes exercisable over a period commencing on or after the date of grant, as determined by the compensation committee of the board of directors. In the event of any changes in the Sunrise common stock by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by Sunrise, the number and kind of shares for the acquisition of which options may be granted under the 1996 Non-Incentive Plan shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the option immediately following such event shall, to the extent practicable, be the same as immediately before such event.

The board may amend, suspend or terminate the 1996 Non-Incentive Plan as to any shares of Sunrise common stock as to which options have not been granted. No amendment, suspension or termination, however, may alter or impair rights or other obligations under any option previously granted under the 1996 Non-Incentive Plan without the consent of the holder.

1996 Director Plan

The board of directors adopted on August 25, 1996, and the stockholders approved on April 28, 1997, the 1996 Director Plan. At the time of the board’s adoption and the stockholders’ approval of the 1996 Director Plan, 100,000 shares of Sunrise common stock were reserved for issuance under the plan. On November 4, 1997, the board of directors amended the 1996 Director Plan to increase the number of shares available for issuance under the plan from 100,000 to 150,000 shares of Sunrise common stock. This amendment was not approved by our stockholders because stockholder approval was not required under NASDAQ National Market listing requirements that were then applicable to Sunrise. In March 2000, the board of directors terminated the 1996 Director Plan. However, the plan termination did not affect option grants that were then outstanding under the plan.

Under the 1996 Director Plan, upon becoming a director, a non-executive director of Sunrise would receive an initial grant of options to purchase 20,000 shares of Sunrise common stock. Following each annual meeting of stockholders where the director was re-elected, the director would receive an additional grant of 10,000 options. Options granted under the 1996 Director Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement executed by the option holder and Sunrise at the time of grant.

The option exercise price may not be less than the fair market value of a share of Sunrise common stock on the date the option is granted. The period for exercising an option begins on the date of grant and generally ends ten years from the date the option is granted. In the event of any changes in the Sunrise common stock by reason of stock dividends, split-ups, recapitalizations, mergers, consolidations, combinations or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares subject to outstanding options and the exercise price per share of outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul and Teresa Klaassen, Sunrise’s, Chief Executive Officer and director and Chief Cultural Officer and director, respectively, are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other employees of Sunrise also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. She was previously employed by SSLF from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF.

For many years, Sunrise provided administrative services to SSLF, including payroll administration and accounts payable processing. Sunrise also employed an accountant who was engaged full-time in providing accounting services to SSLF, including the schools. For the period from January 2006 to July 2006, Sunrise charged SSLF a fee of approximately $49,000 for the provision of these services. Sunrise estimates that the aggregate cost of providing these services to SSLF for this period was approximately $52,000. In August 2006, SSLF hired an outside accounting firm to provide the accounting and administrative services previously provided by Sunrise. As a result, Sunrise no longer provides any significant administrative services to SSLF. During the latter half of 2005 and in 2006, Sunrise made non-interest bearing advances of working capital to SSLF totaling approximately $.6 million and $.2 million, respectively. These amounts were repaid by SSLF in October/November 2005 and August 2006, respectively. In addition, in August 2006, SSLF paid Sunrise approximately $52,000 representing net working capital advances made to SSLF in prior years. In mid-2005, Sunrise also made a separate $10,000 advance to SSLF which was repaid in July 2005. Beginning in January 2007, one of Sunrise’s employees became the full-time director of the schools operated by a subsidiary of SSLF, while continuing to provide certain services to Sunrise. Through October 2007, Sunrise continued to pay the salary and benefits of this former employee. In March 2008, SSLF reimbursed Sunrise approximately $68,000, representing the portion of the individual’s salary and benefits attributable to serving as the director of the schools.

Prior to April 2005, Sunrise managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility to SSLF under an informal arrangement. Effective April 2005, Sunrise entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. Under the contract, Sunrise receives a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility, and is to be paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which Sunrise estimates to be its cost of managing this property. In addition, Sunrise agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan is required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no such loans made by Sunrise in 2006 or 2007. Either party may terminate the management agreement upon 60 days’ notice. Rent paid by Sunrise for use of the Conference Facility for management, staff and corporate events during 2006 and 2007 totaled approximately $.2 million and $.1 million respectively. Under the management agreement, Sunrise earned management fees of approximately $6,000 and $6,200 for 2006 and 2007, respectively. The amounts for 2006 and the first two quarters of 2007 were paid to

Sunrise in July 2007. The remaining amounts for the third and fourth quarter of 2007 were paid monthly. The five employees (and four part-time summer employees) who currently manage the Conference Facility are employed by Sunrise. Salary and benefits for these individuals, which are reimbursed by SSLF, totaled approximately $.3 million in both 2006 and 2007. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for Sunrise and non-Sunrise employees, is located in the same building complex as Sunrise’s corporate headquarters. The day care center subleases space from Sunrise under a sublease that commenced in April 2004 and expires September 30, 2013. The sublease payments, which equal the payments Sunrise is required to make under its lease with its landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $88,000 and $90,000 in sublease payments in 2006 and 2007, respectively, under the April 2004 sublease. In January 2007, Sunrise leased additional space from its landlord and in February 2007 Sunrise and the day care center modified the terms of the day care center’s sublease to include this additional space. Rent for the additional space, payable beginning July 19, 2007, is $8,272 per month (subject to increase as provided in the sublease), which equals the payments Sunrise is required to make under its lease with its landlord for this additional space. Rent for the additional space for the period July 19, 2007 to December 2007 totaling approximately $45,000 was paid in December 2007. Monthly rental payments are $16,104 per month for 2008 on a combined space basis under the modified lease. The aggregate dollar amount of the scheduled sublease payments beginning February 1, 2008 through the remaining term of the modified sublease is approximately $1.2 million.

Fairfax Community Ground Lease

Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. The amended ground lease provided for monthly rent of $12,926 when signed in 2003, and is adjusted annually based on the consumer price index. Annual rent expense paid by Sunrise under this lease was approximately $196,000 and $173,000 for 2006 and 2007, respectively. Rent expense for 2008 is approximately $181,000. The aggregate dollar amount of the scheduled lease payments through the remaining term of the lease is approximately $13.0 million.

Corporate Use of Residence

In June 1994, the Klaassens transferred to Sunrise property which included a residence and a Sunrise community in connection with a financing transaction. In connection with the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens under a 99-year ground lease. The rent was $1.00 per month. Under the lease, the Klaassens were responsible for repairs, real estate taxes, utilities and property insurance for the residence. For approximately the past 12 years, the Klaassens have permitted the residence to be used by Sunrise for business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise has paid the real estate taxes, utilities and insurance for the property and other expenses associated with the business use of the property, including property maintenance and management services, which expenses totaled approximately $104,000 and $28,000 in 2006 and 2007, respectively. For several years ending August/September 2006, the Klaassens’ son lived at the guest house on the property. In December 2007, the Klaassens terminated their 99-year ground lease for no consideration.

Purchase of Condominium Unit

In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which the Company owns a 30% equity interest and with which the Company has entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen has agreed to purchase for his parents a residential condominium unit at the Fox Hill project that the joint venture is currently developing. The purchase price of the condominium is approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of $134,000. All residents will be assessed a monthly fee of approximately $4,000 per month for various basic amenities and services that will be offered at the project.

Service Evaluators Incorporated

Service Evaluators Incorporated (“SEI”) is a for-profit company which provides independent sales and marketing analysis, commonly called “mystery shopping” services, for the restaurant, real estate and senior living industries in the United States, Canada and United Kingdom. Janine I. K. Connell and her husband, Duncan S. D. Connell, are the owners and President and Executive Vice President of SEI, respectively. Ms. Connell and Mr. Connell are the sister and brother-in-law of Mr. Klaassen and Ms. Connell is the sister-in-law of Ms. Klaassen.

For approximately 13 years, Sunrise has contracted with SEI to provide mystery shopping services for Sunrise. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2004, Sunrise paid SEI approximately $497,000 for mystery shopping services for approximately 370 communities. In 2005, Sunrise paid SEI approximately $676,000 for approximately 380 communities. Sunrise paid approximately $708,000 to SEI in 2006 for approximately 415 communities and approximately $503,000 in 2007 for approximately 435 communities. The SEI contract is terminable upon 12 months’ notice. In August 2007, Sunrise gave SEI written notice of the termination of SEI’s contract, effective August 2008. Through August 2008, Sunrise expects to pay SEI approximately $350,000 under SEI’s contract.

Compensation to Teresa Klaassen

Teresa Klaassen, a director, also serves as Sunrise’s Chief Cultural Officer. For 2006, Ms. Klaassen received in her capacity as Sunrise’s Chief Cultural Officer a salary of $100,000 and the use of a Company-owned automobile. We estimate the incremental cost to the Company of the personal use of the automobile to be approximately $14,900, which equals the amount of the automobile insurance premium paid in 2006 and the depreciation expense recorded in the Company’s 2006 financial statements relating to the automobile. For information regarding personal use of company aircraft by Mr. and Mrs. Klaassen during 2006, see the Summary Compensation Table above under “All Other Compensation.”

Greystone Earnout Payments

In May 2005, Sunrise acquired Greystone. Pursuant to the terms of the Purchase Agreement, Sunrise paid $45 million in cash, plus approximately $1 million in transaction costs, to acquire all of the outstanding securities of Greystone. Sunrise also agreed to pay up to an additional $7.5 million in purchase price if Greystone met certain performance milestones in 2005, 2006 and 2007. The earnout was $5 million based on 2005 and 2006 results, which we paid in April 2007. Mr. Lanahan’s share of such earnout payment as a former owner of Greystone was approximately $1.5 million. The remaining $2.5 million earnout is based on Greystone’s 2007 results, and is expected to be paid on or about April 15, 2008. Mr. Lanahan’s share of that payment is estimated to be approximately $305,000.

Possible Purchase of Aircraft Interests by Mr. Klaassen

In March 2008, Mr. Klaassen preliminarily agreed to purchase from the Company two of the four fractional interests in private aircrafts currently owned by the Company. The aggregate purchase price for such interests is anticipated to be approximately $550,000, which represents the current market value of the interests as furnished to the Company by the aircraft fractional ownership companies. The purchase of the fractional interests is subject to approval by the Company’s newly created Governance and Compliance Committee of the Board of Directors and the consents of each of the two aircraft fractional ownership companies.

Review, Approval or Ratification of Transactions with Related Persons

In April and May 2005, the members of our Audit Committee and the disinterested members of our Board of Directors conducted a review of the then-existing related party transactions between Sunrise and SSLF and its subsidiaries and the related party transactions with the Klaassens described under “Fairfax Community Ground Lease” and “Corporate Use of Residence” above. In May 2005, the Audit Committee recommended and the disinterested members of our Board of Directors approved, ratified and confirmed these transactions. In taking these actions, the Audit Committee and the disinterested members of the Board took into account, among other things, that the relationship between Sunrise and SSLF had existed since 1986 and the Company’s belief that its support of

SSLF and its activities was beneficial to the Company’s image and constituencies important to Sunrise. The Audit Committee also recommended and the disinterested directors of the Board directed by resolution that any material changes or modifications to such transactions or any new arrangements between Sunrise and SSLF or Sunrise and the Klaassens be submitted to the Audit Committee or the Board for approval. These procedures were not followed with respect to the modification of the day care sublease, the additional working capital advances made by Sunrise in the second half of 2005 and 2006, the payment of a portion of the former employee’s salary attributable to serving as the director of the schools operated by SSLF or the purchase of the condominium unit. The members of the Audit Committee and the disinterested members of Sunrise’s Board of Directors were made aware of the SEI contract in December 2007. The Compensation Committee annually approves the compensation for Ms. Klaassen.

Director Independence

Independence Standards

The NYSE corporate governance listing standards require that the Company maintain a board with at least a majority of “independent” directors and a nominating/corporate governance committee, compensation committee and audit committee, each comprised solely of independent directors. Under the NYSE corporate governance listing standards, for a director to be deemed independent, (a) the Board of Directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and (b) each director must otherwise meet the minimum requirements for independence set forth in Section 303A.02 of the NYSE listing standards. In addition, under the NYSE listing standards and applicable SEC rules, to be eligible to serve on the audit committee, a director may not receive directly or indirectly any consulting, advisory or other compensatory fee from the Company or any subsidiary other than for service as a director or board committee member.

Annual Independence Review

Under corporate governance guidelines adopted by the Company’s Board of Directors, the nominating committee annually assesses the directors’ qualifications as independent. This review is designed to determine whether the non-management directors are independent as defined in the NYSE listing standards. In November 2007, the Company’s Board of Directors, upon the recommendation of the then nominating and corporate governance committee, determined that seven of the Company’s total of nine directors meet the criteria for independence as set forth in the NYSE listing standards. The independent directors are: Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, Stephen D. Harlan, J. Douglas Holladay, Lynn Krominga and William G. Little.

Mr. Callen served as senior vice president, strategic planning and business development at Aetna, Inc. from May 2004 through November 9, 2007. Aetna Healthcare, a subsidiary of Aetna, Inc., is Sunrise’s health plan administrator, dental plan administrator, health benefit stop-loss insurance carrier and long-term care insurance provider. Sunrise had selected Aetna as its health plan administrator prior to Mr. Callen joining Aetna. The payments made by Sunrise to Aetna Healthcare for property and services are less than 2% of Aetna’s consolidated gross revenues. The Board of Directors has determined that no material relationship exists between Mr. Callen and Sunrise as a result of this relationship.

Paul J. Klaassen is not considered independent because he serves as the Company’s Chief Executive Officer. Teresa M. Klaassen is not considered independent because she is employed as the Company’s Chief Cultural Officer.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accountant’s Fees

For fiscal years 2006 and 2005, our independent registered public accountants, Ernst & Young LLP, billed us the fees set forth below:

	Fiscal Year Ended
	December 31,
Type of Fee	2006	2005

Audit Fees(1)	$3,026,350	$16,920,550
Audit Related Fees(2)	49,650	266,300
Tax Fees(3)	174,693	1,496,879
All Other Fees	—	—

Total	$3,250,693	$18,683,729

(1)	Audit fees include audits of consolidated financial statements, Sarbanes-Oxley Section 404 attest services, reviews of unaudited quarterly financial statements in 2005 and international statutory audits. Audit fees for 2005 reflect restatement expenses for 2005 and prior periods actually paid in 2006 through February 29, 2008.

(2)	Audit related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include accounting consultations.

(3)	Tax services principally include tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

The audit committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by Ernst & Young LLP. Under the policy, the audit committee, on an annual basis, considers and, if appropriate, approves, the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the audit committee, as necessary, considers and, if appropriate, pre-approves the provision of additional audit and non-audit services by Ernst & Young LLP that are not encompassed by the audit committee’s annual pre-approval. The audit committee has delegated authority to its chairman to specifically pre-approve engagements for the performance of audit and non-audit services, provided that the estimated cost for such services does not exceed $100,000. The chairman must report all pre-approval decisions to the audit committee at its next scheduled meeting and provide a description of the terms of the engagement, including (1) the type of services covered by the engagement, (2) the dates the engagement is scheduled to commence and terminate, (3) the estimated fees payable by Sunrise pursuant to the engagement, (4) other material terms of the engagement and (5) such other information as the audit committee may request.

During 2005 and 2006, certain changes in the fees for services performed by Ernst & Young LLP did not receive specific formal approval pursuant to the requirements of the audit committee’s written approval policy. The audit committee approved, ratified and confirmed the changes in fees in March 2007. In addition, the audit committee and Ernst & Young LLP concluded that the failure to pre-approve these changes in fees did not affect Ernst & Young LLP’s independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

(3)     Exhibits:

(b)  Exhibits.

Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2008.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER

By:	/s/ Paul J. Klaassen	By:	/s/ Richard J. Nadeau
	Paul J. Klaassen, Director and		Richard J. Nadeau, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ Julie A. Pangelinan
Julie A. Pangelinan, Chief Accounting Officer

DIRECTORS

By:	/s/ Ronald V. Aprahamian
Ronald V. Aprahamian, Director

By:	/s/ Craig R. Callen
Craig R. Callen, Director

By:	/s/ Thomas J. Donohue
Thomas J. Donohue, Director

By:	/s/ Stephen D. Harlan
Stephen D. Harlan, Director

By:	/s/ J. Douglas Holladay
J. Douglas Holladay, Director

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Director and Chief Executive Officer

By:	/s/ Teresa M. Klaassen
Teresa M. Klaassen, Director

By:	/s/ Lynn Krominga
Lynn Krominga, Chair of the Board

By:	/s/ William G. Little
William G. Little, Director

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc. (“Sunrise”), a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.*	N/A	N/A	N/A

3.1	Restated Certificate of Incorporation of Sunrise.	S-1	October 8, 1996	3.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding name change.	10-Q	August 13, 2003	3.1

3.3	Certification of Elimination of the Series C Junior Participation Preferred Stock of Sunrise Senior Living, Inc.	8-K	April 27, 2006	3.1

3.4	Certification of Designation of the Series D Junior Participating Preferred Stock.	8-K	April 21, 2006	3.1

3.5	Amended and Restated Bylaws of Sunrise, as amended.	8-K	March 18, 2008	3.1

4.1	Form of Common Stock Certificate.*	N/A	N/A	N/A

4.2	Stockholder Rights Agreement.	S-1/A	October 23, 1996	4.2

4.3	Amendment No. 1 to Rights Agreement, dated as of December 17, 1998, between Sunrise and First Union National Bank of North Carolina.	8-K	December 21, 1998	99(a)

4.4	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

4.5	Indenture, dated as of January 30, 2002, between Sunrise and First Union National Bank, as Trustee.	S-3	April 5, 2002	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1998	10.21

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan, as amended.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.12	Form of Restricted Stock Unit.+	8-K	March 14, 2006	10.1

10.13	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.14	Form of Stock Option Certificate.*+	N/A	N/A	N/A

10.15	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

10.16	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.17	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.18	Executive Deferred Compensation Plan, effective June 1, 2001.+	10-Q	August 14, 2001	10.14

10.19	Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-Q	August 13, 2003	10.2

10.20	Second Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.*+	N/A	N/A	N/A

10.21	Third Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.*+	N/A	N/A	N/A

10.22	Fourth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.*+	N/A	N/A	N/A

10.23	Fifth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.*+	N/A	N/A	N/A

10.24	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2

10.25	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.26	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.27	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.28	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.29	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.30	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.*+	N/A	N/A	N/A

10.31	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.32	2006 Non-Employee Director Fees and Other Compensation.*+	N/A	N/A	N/A

10.33	2006 Summary of Certain Compensation Arrangements for Named Executive Officers.*+	N/A	N/A	N/A

10.34	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended.	10-Q	May 14, 2002	10.6

10.35	Loan and Security Agreement dated as of May 8, 2001 by and among Sunrise Fairfax Assisted Living, L.L.C. and Chevy Chase Bank, F.S.B.	10-Q	August 14, 2001	10.1

10.36	Guaranty of Payment dated as of May 8, 2001 by Sunrise Assisted Living, Inc. in favor of Chevy Chase Bank, F.S.B. for loan to Sunrise Fairfax Assisted Living, L.L.C.	10-Q	August 14, 2001	10.2

10.37	Financing Agreement dated as of March 24, 2003 by and between Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender.	10-Q	May 15, 2003	10.1

10.38	Guaranty of Payment dated as of March 24, 2003 by Sunrise Development, Inc., Sunrise Assisted Living Investments, Inc. and Sunrise Assisted Living Management, Inc. in favor of Bank of America, N.A.	10-Q	May 15, 2003	10.2

10.39	Revolving Credit Note dated as of March 24, 2003 by Sunrise Assisted Living, Inc. as Borrower and Bank of America, N.A. as Lender in the principal amount of $50 million.	10-Q	May 15, 2003	10.3

10.40	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.41	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.*	N/A	N/A	N/A

INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.42	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.*	N/A	N/A	N/A

10.43	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.*	N/A	N/A	N/A

10.44	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.*	N/A	N/A	N/A

10.45	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.*	N/A	N/A	N/A

10.46	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.*	N/A	N/A	N/A

10.47	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.*	N/A	N/A	N/A

10.48	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N,A., as Administrative Agent, dated as of February 19, 2008.*	N/A	N/A	N/A

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.49	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.*	N/A	N/A	N/A

10.50	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.*	N/A	N/A	N/A

10.51	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc.	10-K	March 27, 2003	10.100

10.52	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc.	10-K	March 27, 2003	10.103

10.53	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC.	10-K	March 27, 2003	10.98

10.54	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc.	10-K	March 27, 2003	10.99

10.55	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.102

10.56	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.104

10.57	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.105

10.58	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.59	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.60	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen.	S-1	March 20, 1996	10.16

10.61	Termination of Lease Agreement by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen, dated as of December 13, 2007.*	N/A	N/A	N/A

10.62	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.*	N/A	N/A	N/A

10.63	Stipulated Final Order of the Delaware Court of Chancery, dated September 5, 2007, settling the litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law.	8-K	September 10, 2007	10.1

10.64	Stipulated Final Order of the Delaware Court of Chancery, dated October 10, 2007, settling certain litigation filed by SEIU Master Trust regarding Sunrise Senior Living Inc.’s 2007 annual meeting of stockholders.	8-K	October 12, 2007	10.1

10.65	Letter dated March 16, 2008 regarding surrender of bonus compensation.*+	N/A	N/A	N/A

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.