Form 10-K
period 2007-12-31
SUNRISE SENIOR LIVING INC
filed 2008-07-31
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of $39.99 per share on the New York Stock Exchange on June 29, 2007 was $1,784 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 50,973,087 at July 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the outcome of the Securities and Exchange Commission’s (“SEC”) investigation;
•	the outcomes of pending putative class action and derivative litigation;
•	the outcome of the Trinity OIG investigation and qui tam proceeding;
•	the outcome of the IRS audit of our tax return for the tax year ended December 31, 2006 and employment tax returns for 2004, 2005 and 2006;
•	the status of strategic alternatives;
•	our ability to comply with the terms of the amendments to our bank credit facility or to obtain any necessary further extension of the period for providing the lenders with required financial information and for complying with certain financial covenants;
•	our ability to continue to recognize income from refinancings and sales of communities by ventures;
•	risk of changes in our critical accounting estimates;
•	risk of further write-downs or impairments of our assets;
•	risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners;
•	risk of declining occupancies in existing communities or slower than expected leasing of new communities;
•	risk resulting from any international expansion;
•	risk associated with any new service offerings;
•	development and construction risks;
•	risks associated with past or any future acquisitions;
•	compliance with government regulations;
•	risk of new legislation or regulatory developments;
•	business conditions;
•	competition;
•	changes in interest rates;
•	unanticipated expenses;
•	market factors that could affect the value of our properties;
•	the risks of downturns in general economic conditions;
•	availability of financing for development; and
•	other risk factors contained in this Form 10-K.

Information provided in this Form 10-K for 2008 is preliminary and remains subject to review by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Explanatory Note

Accounting Restatement

This Form 10-K for the year ended December 31, 2007 was delayed due to the time required to perform a comprehensive accounting review to restate our previously filed financial statements for 2005 and prior years to correct various accounting errors (“Accounting Review”), as well as to complete the independent inquiry conducted by the Special Independent Committee of our Board of Directors (“Special Independent Committee inquiry”). For additional information regarding these matters, please refer to our Form 10-K for the year ended December 31, 2006 filed on March 24, 2008 and the section entitled “Special Independent Committee Inquiry and Accounting Review” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this

2007 Form 10-K. As previously disclosed, we have not filed our quarterly reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 or March 31, 2008. This 2007 Form 10-K filing is expected to be followed by the filing of our Form 10-Q for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and March 31, 2008.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

As disclosed in Item 9A, “Controls and Procedures” of our 2006 Form 10-K, in accordance with Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth by Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission and disclosed certain material weaknesses identified by management in internal control over financial reporting at December 31, 2006 in the areas of the entity-level control environment, transaction documentation and written accounting policies, communication and information flow and process and transaction level controls and their impact on our disclosure controls and procedures. In Item 9A of our 2006 Form 10-K we detailed the nature of and management’s plan to remediate these material weaknesses. As described in Item 9A of this 2007 Form 10-K, management has determined that, as of December 31, 2007, we continued to have material weaknesses in internal control over financial reporting in the areas of the entity-level control environment and process and transaction level controls and ineffective disclosure controls and procedures. Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated in 2008.

Restatement Related to Accounting for Lease Payments and Non-Refundable Entrance Fees for Two Continuing Care Retirement Communities

As described in Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, we have in our 2007 financial statements corrected how we account for lease payments and non-refundable entrance fees for two continuing care retirement communities. The effect of the restatement was to decrease retained earnings at January 1, 2005 by approximately $7.5 million, and to reduce 2005 and 2006 net income by approximately $4.0 million and $5.1 million, respectively. We have restated the prior-period financial statements to correct these errors in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

SEC Investigation

As described in Item 3 of this 2007 Form 10-K, “Legal Proceedings,” on May 25, 2007, we were advised by the staff of the SEC that the SEC has commenced a formal investigation. For additional information, please refer to Item 3.

Pending Putative Securities Class Actions and Derivative Litigation

As described in Item 3 of this 2007 Form 10-K, putative class action complaints and putative shareholder derivative complaints have been filed against us. For additional information, please refer to Item 3.

PART I

Item 1.	Business

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing, rehabilitative and hospice care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.

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

We generate income primarily from:

•	management fees for operating communities, which can also include incentive management fees;
•	resident fees for communities that are owned by us;
•	development and pre-opening fees related to the development of new Sunrise communities;
•	our share of income and losses for those communities in which we have an ownership interest;
•	recapitalizations and sales of communities by ventures in which we own an equity interest; and
•	fees for hospice services.

At December 31, 2007, we operated 439 communities, including 402 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 261 of these communities and 178 were managed for third parties. In addition, at December 31, 2007, we provided pre-opening management and professional services to 44 communities under construction, of which 32 communities are in the United States, three communities are in Canada, eight communities are in the United Kingdom, and one community is in Germany, with a combined capacity for approximately 5,600 residents. During 2007, we opened 22 new communities, with a combined resident capacity of approximately 2,600 residents, which were developed by us.

Beginning in 2008, we have changed our methodology for determining the number of communities we operate. There are certain communities that operate under multiple licenses and have multiple buildings on the same grounds, some of which we acquired in our acquisition of Marriott Senior Living Services in 2003. These communities were previously counted as more than one community in our community count. We have now determined that we will count all communities with more than one licensed building as one community resulting in a reduction in the community count by 18 communities for 2007 in order to better reflect the way the communities are managed. There is no change in resident capacity counts and no impact on financial reporting related to the change. All references in this Form 10-K to the number of communities, regardless of period, reflect this change.

Significant 2007 Developments

Ventures

In January 2007, we entered into a venture to develop assisted living communities in the United Kingdom (the “UK”) over the next four years with us serving as the developer and then as the manager of the communities. This is our second venture in the UK. We own 20% of the venture. Property development will be funded through contributions of up to approximately $200.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1.0 billion.

During 2007, we entered into two development ventures to develop and build senior living communities in the United States during 2007 and 2008 with us serving as the developer and then as the manager of the communities. We own 20% of the ventures. Property development will be funded through contributions of up to approximately $208.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third party lenders, giving the ventures a total potential investment capacity of approximately $788.0 million. We will develop and manage the communities.

During 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were formed, we established a bonus pool in respect of each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2007, we recorded bonus expense of $27.8 million in respect to the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2007, approximately $18.0 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable.

Change in Ownership of Sunrise Communities

In April 2007, Ventas, Inc. (“Ventas”), a large publicly-held healthcare REIT, acquired Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent Canadian real estate investment trust established by us in December 2004. At the time of the acquisition, we managed 77 communities for Sunrise REIT and held a minority interest in 59 of those communities. As of December 31, 2007, we managed 79 communities owned by Ventas and held a minority interest in 61 of those communities. In addition, we have various arrangements with Ventas as successor to Sunrise REIT regarding future development in Canada.

Real Estate Gains

During 2007, we recognized pre-tax gains of approximately $85.2 million related to previous sales of real estate in 2003 and 2004 where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement. Those guarantees and other forms of continuing involvement were released in 2007. We received cash of approximately $25.8 million in 2007 as a result of these transactions.

Bank Credit Facility

During 2007, as a result of the delay in completing our then pending restatement, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing required quarterly and audited financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 225 basis points to LIBOR plus 250 basis points. We also paid the lenders aggregate fees of approximately $0.9 million for entering into these amendments. Our Bank Credit Facility was further amended in January 2008, February 2008, March 2008 and July 2008. See “Significant 2008 Developments — Bank Credit Facility” below.

Trinity Hospice

On September 14, 2006, we acquired Trinity Hospice, Inc. (“Trinity”) for $75.0 million with the objective of entering the hospice care industry and integrating such services into our core product offering. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that is prior to our acquisition of Trinity. On September 11, 2007, Trinity and we were served with a qui tam complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on

November 21, 2005 by four former employees of Trinity under the qui tam provision of the Federal False Claims Act. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. Trinity is in the process of complying with the subpoena. See Item 3, “Legal Proceedings” for additional information. During 2006, we recorded a loss of $5.0 million for possible fines, penalties and damages related to the Trinity OIG investigation. As of December 31, 2007, we had incurred approximately $2.0 million in legal fees and other costs in connection with the investigation and related qui tam action and remediation activities. We expect to incur additional costs, which may be substantial, until this matter is resolved.

Our hospice revenue of $67.1 million in 2007 was reduced by approximately $5.6 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs.

As of December 31, 2007, Trinity’s average daily census was approximately 1,300 compared to 1,500 at December 31, 2006. The average daily census was approximately 985 at June 30, 2008. This decline in census was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts.

As a result of a review of the goodwill and intangible assets related to Trinity, we recorded an impairment loss of approximately $56.7 million in 2007. In addition, in 2007, we also increased the loss for probable fines, penalties and damages relating to the Trinity OIG investigation by $1.0 million.

Germany Venture

At December 31, 2007 and June 30, 2008, we provided pre-opening and management services to eight and nine communities, respectively, in Germany. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.7 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in the budgeted projected costs. Through June 30, 2008, we have paid approximately $47.0 million in cost overruns.

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions and as a result, we recorded pre-tax charges totaling approximately $21.0 million in 2007 to write-off capitalized development costs for these projects. In the first quarter of 2008, we suspended the development of the remaining three condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.0 million in the first quarter of 2008.

Aston Gardens

In September 2006, a venture acquired six senior living communities with a capacity for approximately 2,000 residents in Florida, operated under the Aston Gardens brand name. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities, including a decline in the real estate market. These operating results are insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us. Based on our assessment, we have determined that our investment is impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007.

Legal and Accounting Fees Related to Accounting Review, Special Independent Committee Inquiry and Related Matters

During 2007 and the six months ended June 30, 2008, we incurred or expect to incur legal and accounting fees of approximately $51.7 million and $22.6 million, respectively, related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions. As indicated above, we also incurred approximately $2.0 million in legal fees and other costs in connection with the Trinity OIG investigation and the related qui tam action and remediation activities.

Strategic Alternatives

In July 2007, we announced that our Board of Directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of the Company. A committee of non-management directors, originally established in April 2007 to explore strategic alternatives, engaged Citigroup Global Markets Inc. to act as its financial advisor. Meanwhile, this committee has determined that the most important factor in enhancing shareholder value at this time is for us to regain our status as a current filer of our public financial statements. Accordingly, shareholder value remains the focus of the committee, but there can be no assurance that the exploration of strategic alternatives will result in any sale transaction.

Significant 2008 Developments

Bank Credit Facility

There were $100.0 million of outstanding borrowings and $71.7 million of letters of credit outstanding under our Bank Credit Facility at December 31, 2007. On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ended March 31, 2008;

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008;

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with financial covenants in the Bank Credit Facility for the year ended December 31, 2007 and for the fiscal quarters ended March 31, 2008 and June 30, 2008, and waived compliance with the leverage ratio and fixed charge coverage ratio covenants for the fiscal quarter ending September 30, 2008.

In addition, pursuant to the July 2008 amendment, until such time as we have delivered evidence satisfactory to the administrative agent that we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and that we are in compliance with all financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making directly or indirectly any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount was $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments.

As of June 30, 2008, we had outstanding borrowings of $75.0 million, outstanding letters of credit of $26.3 million and borrowing availability of approximately $58.7 million under the Bank Credit Facility. Taking into account the new liquidity covenants included in the July 2008 amendment to the Bank Credit Facility described above, we believe this availability and unrestricted cash balances of approximately $75.0 million at June 30, 2008 will be sufficient to support our operations over the next twelve months.

Mortgage Financing

On May 7, 2008, 16 of our wholly-owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The mortgage loans bear interest at a variable rate equal to the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month rolling discount mortgage backed securities) plus 2.27% per annum, require monthly principal payments based on a 30-year amortization schedule (using an interest rate of 5.92%) and mature on June 1, 2013.

In connection with the mortgage loans, we entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145%, pursuant to an interest rate cap purchased on May 7, 2008, by each Borrower from SMBC Derivative Products Limited. The LIBOR rate approximates, but is not exactly equal to the “Discount” rate that is used in determining the interest rate on the mortgage loans; consequently, in the event the “Discount” rate exceeds the LIBOR rate, payments under the interest rate cap may not afford the Borrowers complete interest rate protection. The Borrowers purchased the rate cap for an initial period of three years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans, which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year.

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts), $53.0 million of which was used to pay down amounts outstanding under our Bank Credit Facility. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually. Fees for additional care are revised when a change in care arises.

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

Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 28% of our assisted living residents participated in the Reminiscence program on December 31, 2007.

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

Trinity’s multi-disciplinary team of professionals works closely with the patient’s primary caregiver(s) and their attending physicians. Hospice services can include:

•	supervision of the patient’s medical needs;
•	nurses that make regular visits and address the medical concerns of the patient. They explain the progression of the disease, teach family members how to perform physical care and coordinate medications. A certified nurses’ aide may also assist with personal care needs such as bathing, changing bed linens and perhaps light housekeeping;
•	social workers help patients and family members cope with life-limiting illnesses and ascertain their impact on the family. They foster open communication and find ways to fulfill individual and family needs while providing guidance about loss and grief;
•	pastoral care and religious services in the home;
•	volunteers who provide patient companionship, relief for the caregiver and patient assistance with tasks important to them; and
•	bereavement services.

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

Other Services

During 2006, we offered private duty home health assisted living services in several East Coast markets and Chicago through Sunrise At Home, a venture with two third parties. The Sunrise At Home program offered assisted living services by highly trained staff members in customers’ own homes. In June 2007, Sunrise At Home merged with AllianceCare. In the merger, we received an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our chief operating officer, was appointed to the Board of Directors of AllianceCare.

While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.

Managed Communities

In addition to communities we manage for ourselves, we manage 198 communities in which we have a minority ownership interest and 178 communities for third-party owners.

As of December 31, 2007, 61 of the communities we managed for unconsolidated ventures were owned by ventures with Ventas. One of our privately owned capital partners is the majority owner of 50 communities. At December 31, 2007, HCP Inc. owned 101 of the communities managed by us.

Our management agreements have terms generally ranging from five to 30 years with various performance conditions and have management fees generally ranging from five to eight percent of community revenues. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating results.

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

From June 1996 through December 31, 2007, we have completed development of over 200 communities. On December 31, 2007, we had an additional 44 communities under construction with resident capacity of approximately 5,600 and had entered into contracts to purchase or lease 107 additional sites for new community development in North America and Europe.

The majority of our new development continues to be Sunrise’s assisted living mansions, the model that we have developed and refined since 1985. Sunrise’s mansion model incorporates high-quality, award-winning architectural and interior design, and is purpose-built to provide a comfortable and homelike experience to residents. This prototype model is very flexible, allowing us to meet the architectural preferences of consumers in different areas of the country and the challenges associated with limited development space. Continuous improvement of our signature mansion model allows us to control development costs, maintain consistency and improve operational efficiency.

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

Our development activities are coordinated by experienced staff who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural and construction functions are contracted to experienced, outside architects and contractors.

Substantially all of our future development activities are expected to be conducted with development venture partners or for third parties. We have already entered into venture arrangements with third parties to develop projects in the United States, the United Kingdom, Germany and Canada. We generally have ownership interests in these unconsolidated ventures ranging from 10 to 25 percent. We will manage these communities pursuant to long-term management contracts, typically up to 30 years.

We benefit from venture arrangements with our partners in several ways, including:

•	as a source of financing for the development of new communities;

•	obtaining development and management fees; and

•	potential appreciation in the underlying real estate of our communities.

In addition, when the majority equity partner in one of our ventures has sold its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. These venture recapitalizations often have provided us with cash distributions and income. For certain financial information regarding our foreign operations, refer to Note 22 to our Consolidated Financial Statements included in Item 8 to this Form 10-K.

Greystone Development Activities

In 2005, we acquired Greystone Communities, Inc. and certain of its subsidiaries and affiliated entities (collectively, “Greystone”), a premier developer and manager of CCRCs. Through our acquisition of Greystone in 2005, we expanded into the not-for-profit sector, which is the largest segment of the CCRC industry.

Greystone, which is based in Irving, Texas, has been in the business of building successful relationships with clients since 1982. During that time, it has engaged with more than 350 clients in 41 states. Greystone offers a broad range of services to its senior living community clients, including strategic planning, project planning, development, resident marketing, capital acquisition and pre-opening and operations management services. Greystone’s more than 200 team members have been involved in developing more than 100 communities.

Greystone-developed communities are typically full-service CCRCs offering a mix of independent living, assisted living, Alzheimer’s care and skilled nursing care. Historically, Greystone’s post-opening management contracts generally have been fixed-fee contracts with an average length of approximately five to seven years due to the tax-exempt financing utilized to construct the communities.

Since the acquisition of Greystone, we, along with third-party partners, have invested in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment.

As of December 31, 2007, Greystone had 77 current projects for which it provided consulting, development and/or management services. We have investments in six ventures that are investing in the pre-finance stage of Greystone development projects as of December 31, 2007. As of December 31, 2007, Greystone has 20 communities under management.

2007 Property Information

On December 31, 2007, we operated 439 senior living communities with a resident capacity of approximately 54,000 and had 44 communities under construction with a resident capacity of approximately 5,600. We manage communities that we own, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities and communities under construction on December 31, 2007. “Consolidated” communities consist of communities that we wholly own or that are variable interest entities and we are the primary beneficiary that are consolidated in our financial statements for 2007. “Unconsolidated Ventures” communities consist of communities in which we own an equity interest but that are not consolidated in our financial statements for 2007. “Managed” communities consist of communities which are wholly owned by third parties. “Total Resident Capacity” means the number of residents that can occupy a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and reminiscence areas.

2007 Change in Operating Communities

	Number of Communities
		Unconsolidated
	Consolidated (1)	Ventures (2)	Managed (3)	Total

Beginning number December 31, 2006	62	180	180	422
Opened (developed by us)	—	19	3	22
Acquisitions	2	—	1	3
Terminations	—	(1)	(5)	(6)
Expansion/Other Adjustments(4)	(1)	—	(1)	(2)

Ending number December 31, 2007	63	198	178	439

	Total Resident Capacity
		Unconsolidated
	Consolidated (1)	Ventures (2)	Managed (3)	Total

Beginning number December 31, 2006	8,646	20,433	23,091	52,170
Opened (developed by us)	—	1,867	691	2,558
Acquisitions	—	—	106	106
Terminations	—	(100)	(838)	(938)
Expansion/Other Adjustments(4)	37	45	(61)	21

Ending number December 31, 2007	8,683	22,245	22,989	53,917

(1)	Activity in 2007 includes the acquisition of one community from venture partners and one formerly managed community and the contribution of one community to a venture.
(2)	Activity in 2007 includes 19 communities developed by Sunrise in which we maintained an ownership interest and one contract termination.
(3)	Activity in 2007 includes the opening of three communities managed by Greystone and the acquisition of one management contract. Five other contracts were also terminated and we acquired one managed community.
(4)	Changes in resident capacity include unit expansions for existing communities.

2007 Operating Communities

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	1	—	—	194
Arizona	2	3	1	257	575	386
Arkansas	—	—	1	—	—	163
California	8	31	19	919	2,994	2,826
Colorado	1	7	3	74	623	476
Connecticut	2	1	3	168	102	518
District of Columbia	1	1	1	110	233	137
Delaware	—	1	—	—	82	—
Florida	5	8	5	1,687	2,745	1,570
Georgia	3	5	11	98	630	970
Hawaii	—	—	1	—	—	392
Illinois	1	14	11	303	1,473	1,130
Indiana	4	—	2	279	—	403
Kansas	—	3	2	—	268	406
Kentucky	—	—	3	—	—	327
Louisiana	1	1	2	91	70	98
Maryland	2	2	11	513	233	1,276
Maine	—	1	—	—	185	—
Massachusetts	—	9	8	—	699	802
Michigan	1	12	3	77	1,376	300
Minnesota	—	4	6	—	358	562
Missouri	1	2	2	77	296	179
Nebraska	—	—	1	—	—	166
Nevada	—	—	2	—	—	306
New Jersey	2	14	14	495	1,218	1,526
New Mexico	1	—	—	97	—	—
New York	—	15	2	—	1,499	243
North Carolina	2	1	7	166	207	750
Ohio	13	4	4	840	236	410
Oklahoma	—	1	3	—	291	419
Pennsylvania	4	17	2	765	1,513	283
South Carolina	1	—	5	39	—	511
Tennessee	—	—	1	—	—	115
Texas	1	4	11	145	434	2,049
Utah	—	—	2	—	—	263
Virginia	7	7	12	1,483	765	1,168
Washington	—	2	5	—	226	407
West Virginia	—	—	1	—	—	167
Wisconsin	—	—	1	—	—	192
United Kingdom	—	17	—	—	1,642	—
Germany	—	8	—	—	841	—
Canada	—	3	9	—	431	899

Total	63	198	178	8,683	22,245	22,989

2007 Communities Under Construction

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	—	—	—	18
Arizona	—	2	—	—	268	—
California	2	2	—	194	128	—
Colorado	—	1	—	—	80	—
Florida	—	1	1	—	80	60
Georgia	—	2	—	—	168	—
Illinois	1	—	1	142	—	344
Indiana	—	1	—	—	140	48
Kentucky	—	1	—	—	80	—
Louisiana	—	2	—	—	151	—
Maryland	—	1	—	—	407	—
Michigan	—	1	—	—	80	—
Nevada	—	1	—	—	96	—
New Jersey	—	1	—	—	93	—
New York	—	—	1	—	—	332
North Carolina	—	1	—	—	74	—
Pennsylvania	1	1	—	76	79	—
South Carolina	—	—	1	—	—	222
Texas	—	1	2	—	80	439
Utah	—	1	—	—	159	—
Virginia	—	1	—	—	89	—
Washington	—	—	1	—	—	309
United Kingdom	—	8	—	—	800	—
Germany	—	1	—	—	110	—
Canada	3	—	—	278	—	—

Total	7	30	7	690	3,162	1,772

Company Operations

Operating Structure

We have four operating segments for which operating results are separately and regularly reviewed by key decision makers: domestic operations, international operations (including Canada), Greystone and Trinity. See Note 22 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Our international headquarters are in McLean, Virginia, with two smaller regional offices located in the UK and Germany to support local operations. Our North American international headquarters provide centralized accounting, finance, development and other key operational functions to support our operating communities and company growth. As a result, our community-based personnel are able to focus on delivering excellent care and service consistent with our resident-centered operating philosophy. Trinity and Greystone maintain separate offices in Texas. Trinity and Greystone are operated de-centrally.

Senior Living Operations

For our senior living business, regional and community-based team members are responsible for executing our strategy in local markets. This includes overseeing all aspects of community operations: local marketing and sales activities; resident care and services; the hiring and training of community-based team members; compliance with applicable local and state regulatory requirements; and implementation of our development and acquisition plans within a given geographic region.

Our North American operations are organized into three geographic regions: Eastern United States, Midwest/Northwest/Canada and Southwest/Heartland/California. Senior team members are based in each of these regions for close oversight of community operations (open and under development) in these locations. A similar organizational structure is in place in the United Kingdom and Germany.

Each region is headed by a vice president of operations with extensive experience in the health care and senior living industries, who oversees area managers or area vice presidents of operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a dining specialist and a programming specialist.

The international headquarters functions include establishing strategy, systems, policies and procedures related to: resident care and services; team member recruitment, training, development, benefits and compensation; facility services; dining; sales and marketing strategy and support; corporate communications; accounting and finance management, including billing and collections, accounts payable, general finance and accounting and tax planning and compliance; legal; asset management; community design; and real estate development.

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

Staff Education and Training

All of our team members receive specialized and ongoing training by “Sunrise University,” a virtual institution founded by us to enhance the professional development of our team members.

We pride ourselves on attracting highly dedicated, experienced personnel. To support this effort, Sunrise University offers a full schedule of educational programs, job aids and other learning tools to equip every team member with the appropriate skills that are required to ensure high-quality resident care. All managers and direct-care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident-care procedures, Alzheimer’s care, communication systems, and activities and dining programming. For the supervisors of direct-care staff, additional training provides education in medical awareness and management skills.

For executive directors and department managers, we have developed the “Getting Started 1-2-3” program, which offers a structured curriculum to support those either newly hired or promoted to these positions. This program recruits successful, strong Sunrise team members and provides them with the tools, support and training necessary for the first 120 days on the job, including a self-study program, one-to-one training experience and a series of group trainings with scenario-based opportunities to solve multiple business case challenges. The program also includes three meetings with a supervisor to review the individual’s progress at 30 days, 60 days and 120 days into the position.

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

Family and Resident Feedback. We survey residents and their responsible parties on an annual basis, administered through The Gallup Organization, to garner feedback on their experience with the community. We take the results from the surveys to develop strategic areas of focus for improvement on a community level and a corporate level. Residents and responsible parties are also encouraged to provide feedback on an ongoing basis, and we also offer them a toll-free telephone line monitored by a headquarters team member to convey additional comments.

Regular Quality Assurance Inspections. Specially trained “quality service managers” from headquarters conduct formalized, unannounced annual inspections as part of our Quality Service Review, or QSR, process, to ensure the community is meeting our standards of care and services, as well as the necessary regulatory requirements. Specifically, these inspections look for the presence of the “Sunrise Signatures,” such as fresh flowers and a cat and dog in every community, as well as cover areas similar to those reviewed by state or government inspections. These areas of review include: the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care; the quality of activities and the dining program; observance of residents in their daily living activities; fire and chemical safety; emergency evacuation plans; and compliance with government regulations. Senior leadership at the community closely evaluates the results and develops a detailed plan to address any areas for improvement identified in the survey. Community inspections are also conducted by regional operations staff on a regular basis to prepare for these unannounced QSR and regulatory inspections.

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

Sales and Marketing

Our sales and marketing strategy is intended to create awareness of and preference for our unique products and services among potential residents, family members and key community referral sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A marketing team from headquarters supports the field and communities by developing overall strategies, systems, processes and programs for promoting Sunrise in local markets, and monitors the success of the marketing efforts.

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

Development

Our development activities are coordinated by experienced staff who have extensive real estate acquisition, engineering, general construction and project management experience. Architectural and construction functions are contracted to experienced, outside architects and contractors. Our North American development team is decentralized, operating from various locations throughout the United States and Canada. Our European development team is based in the United Kingdom.

Greystone Operations

Greystone, which we acquired in 2005, is a wholly owned subsidiary that develops and manages CCRCs in the not-for-profit sector, the largest segment of the CCRC industry. The company is based in Irving, Texas, but operates across the country.

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

Providing access to capital and implementing a financial structure appropriate to the goals of clients are two important and challenging services the company provides. Greystone’s and our combined experience in financing development, acquisition, expansion, refinancing and restructuring enables Greystone to leverage a variety of resources and options for its clients necessary in securing the most appropriate funding available in an efficient and timely manner. Greystone also provides recommendations on project plans of finance and capital structure, the negotiation of flexible borrowing terms and covenants, an assessment of the impact of the financing to the borrower, and the facilitation of smooth and expected closings. In addition, Greystone may provide seed capital for development projects prior to financing.

Greystone develops and manages CCRCs on a fee basis. The buildings are owned by not-for-profit clients. Therefore, neither we nor Greystone have an ownership interest in the real estate.

Trinity Operations

Trinity, which we acquired in September 2006, is a wholly owned subsidiary based in Dallas, Texas, which provides hospice services to seniors and improves the quality of end-of-life care. The company employs more than 700 people who provide hospice and palliative care in 19 markets across the United States. By having us provide hospice services directly, instead of through other providers, we are able to extend a resident’s stay at Sunrise and also earn the revenue associated with the hospice services.

Trinity staff is made up of registered nurses, directors of clinical services, nurse specialists, case managers, health aides and other administrative and management professionals. The majority of hospice care is paid through Medicare reimbursement with payments subject to specific limitations. We maintain separate billing and accounting systems for Trinity.

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

Independent living communities are unregulated and not subject to state or federal inspection. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state government, usually the state’s department of insurance. CCRCs are subject to state regulation of minimum standards to ensure financial solvency and are required to give annual disclosure regarding such things as the community’s financial standing, the contractual obligations of services to the residents, residents’ rights and costs to residents to reside in the community.

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

Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of the Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period that has not previously been included in a cap calculation by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will receive hospice services from another hospice provider. The hospice cap amount is computed on a provider number basis. Our hospice revenue for 2007 was reduced by approximately $5.6 million, or 8.6%, as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

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

Employees

At December 31, 2007, we had approximately 41,000 employees, also referred to as team members or associates throughout this 2007 Form 10-K, of which approximately 800 were employed at our corporate headquarters. We believe employee relations are good as we offer a unique, challenging and rewarding work environment, competitive salary and excellent benefits. A portion of the employees at one Sunrise community in Canada are represented by a union.

Website

Our Internet website is http://www.sunriseseniorliving.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered as part of this report. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We have separated the risks into the following categories:

•	Risks related to our failure to timely file periodic reports with the SEC and the state of our internal controls over financial reporting;

•	Risks related to the pending SEC investigation and pending litigation arising out of the previous announcement of our recently completed restatement of our historical financial statements for 2005 and prior periods, other pending government proceedings and other pending litigation;

•	Risks related to our business operations;

•	Risks related to the senior living industry; and

•	Risks related to our organization and structure.

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

We did not file this Form 10-K on time. We have not yet filed our Form 10-Q for the first, second and third quarters of 2007 or the first quarter of 2008, and our Form 10-Q for the three months ended June 30, 2008 is due to be filed with the SEC on August 11, 2008. We do not expect to meet this deadline. Because we are not current in our financial reporting requirements with the SEC, we are precluded from accessing the public markets to raise debt or equity capital.

During 2006, 2007 and 2008, as a result of the delay in completing our then pending restatement, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing required quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 2.25% to LIBOR plus 2.50%. On January 31, February 29, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ended March 31, 2008

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008;

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with financial covenants in the Bank Credit Facility for the year ended December 31, 2007 and for the fiscal quarters ended March 31, 2008 and June 30, 2008, and waived compliance with the leverage ratio and fixed charge coverage ratio covenants for the fiscal quarter ending September 30, 2008.

In addition, pursuant to the July 2008 amendment, until such time as we have delivered evidence satisfactory to the administrative agent that we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and that we are in compliance with all financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making directly or indirectly any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

We did not expect to be in compliance with the leverage ratio or the fixed charge coverage ratio financial covenants for the quarter ending on September 30, 2008 and no assurance can be given that we will be in compliance with these covenants for the quarter ending on December 31, 2008.

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility based on the new outstanding maximum amount of $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount. As of June 30, 2008, the availability for additional borrowings under the Bank Credit Facility was approximately $58.7 million.

In the event we are unable to furnish the lenders with all of the financial information required under the amended Bank Credit Facility by the new delivery dates and are not in compliance with the financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the quarter ending December 31, 2008, or fail to comply with the new liquidity covenants included in the July 2008 amendment, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require us to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility.

Additionally, we are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to entities directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We are not currently in compliance with these requirements. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. In such cases, we would incur a loss if the principal amount of the loan, plus accrued interest, exceeds the value of the community. Also, in certain instances, we are obligated to provide audited financial statements annually to the landlords of certain properties leased by our subsidiaries. The failure to provide our audited financial statements in accordance with the obligations of the leases or ancillary documents thereto could be an event of default under such documents, and could allow the landlords to seek the remedies provided for in such documents.

We have identified material weaknesses in our internal control over financial reporting and expect to incur substantial additional costs in connection with our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding the Company’s internal control over financial reporting.

As discussed in Item 9A, “Controls and Procedures” of this Form 10-K, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and has identified material weaknesses in internal control over financial reporting in the areas of the entity-level control environment and process and transaction level controls. A detailed description of these material weaknesses is provided in Item 9A of this Annual Report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, although our management believes that these material weaknesses will be remediated in 2008. The material weaknesses that existed at December 31, 2007, together with material weaknesses in the areas of transaction documentation and written accounting policies and communication and information flow, which also existed at December 31, 2006, previously caused significant errors that led to the restatement of our previously issued financial statements for fiscal periods prior to our year ended December 31, 2006.

We have engaged in, and continue to engage in, substantial efforts to address internal control over financial reporting and have incurred, and expect to continue to incur, substantial costs with respect to these efforts. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, material weaknesses may occur in the future. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future, could, among other things: cause us to fail to file our periodic reports with the SEC in a timely manner; result in the need to restate financial results for prior periods; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur further additional costs or divert management resources.

Comments from future SEC staff review may require that we amend our periodic reports filed with the SEC, which could lead to significant changes in our past and current disclosure.

Subsequent to the filing of our 2006 Form 10-K on March 24, 2008, we received correspondence from the staff of the SEC relating to our 2006 Form 10-K. We engaged in correspondence with the SEC staff and resolved the outstanding comments except that we are not currently in a position to include in this filing the separate financial statements of three ventures that the SEC staff requested be included pursuant to Rule 3-09 of Regulation S-X, and have reflected our responses to these comments in this 2007 Form 10-K. It is possible that we may receive additional comments from the SEC staff relating to new matters related to this Form 10-K or other periodic reports filed by us with the SEC. Such comments may require that we amend or supplement, possibly significantly, the disclosures in this Form 10-K or other periodic reports filed by us with the SEC.

Risks Related to the Pending SEC Investigation and Pending Litigation Arising Out of the Prior Announcement of Our Recently Completed Restatement of Our Historical Financial Statements for 2005 and Prior Periods, Other Pending Government Proceedings and Other Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, diverted resources and could have a material adverse effect on our business, financial condition and results of operations.

As further described in Item 3, “Legal Proceedings” of this Form 10-K, on May 25, 2007, we were advised by the staff of the SEC that the SEC had commenced a formal investigation. As also further described in Item 3, “Legal Proceedings” of this Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action) and three putative derivative complaints (that have also been consolidated into one action) have been filed against us and certain of our current and former officers and directors arising out of our announcement of our intent to restate our previously issued financial statements for 2005 and prior periods, which restated financial statements were included in our 2006 Form 10-K filed on March 24, 2008, and related matters. An additional putative derivative complaint has also been filed alleging breach of fiduciary duty by the named defendants arising out of the grant of certain stock options that are also the subject of the complaints described above. We have incurred significant professional fees and other costs in responding to the SEC investigation and in defending against the lawsuits. We expect to continue to incur significant professional fees and other costs in responding to the SEC investigation and in defending against these lawsuits. These costs to date are included in the $51.7 million of legal and accounting fees related to the Accounting Review, Special Independent Committee Inquiry and Related Matters discussed in Item 1, “Business”.

In addition, our management, Board of Directors and employees have expended a substantial amount of time on the SEC formal investigation and these other matters, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and the implementation of our business strategy, all of which could materially adversely affect our business and results of operations. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. In addition, if we do not prevail in one or more of these lawsuits, we may be required to pay a significant amount of monetary damages. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are involved in other litigation matters that will continue to divert our resources and attention, and could result in substantial monetary damages that could have a material adverse effect on our financial condition and results of operations if we do not prevail.

As described in Item 3, “Legal Proceedings” of this Form 10-K, in addition to the putative shareholder class action and derivative lawsuits, we are currently a defendant in a lawsuit filed by four former employees of Trinity on behalf of the United States government, as permitted under the qui tam provisions of the Federal False Claims Act (“FCA”), against us, Trinity and KRG Capital LLC (presumably an affiliate of some of the stockholders from whom we purchased Trinity) arising out of allegations that Trinity submitted false claims for Medicare billings. The lawsuit asserts the total loss sustained by the United States as a result of such alleged false claims is at least $100.0 million. If we do not prevail in one or more of these lawsuits, we may be required to pay substantial monetary damages, which could have a material adverse effect on our financial condition and results of operations.

The Trinity OIG investigation and IRS audit may result in substantial fines and penalties, which could harm our financial condition, results of operations and cash flow.

As more fully described in Item 3, “Legal Proceedings” of this Form 10-K, in January 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of Trinity. We have been advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the FCA. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. In addition, the United States Internal Revenue Service is auditing our 2006 corporate tax return as well as our employment tax returns for 2004, 2005 and 2006. The OIG investigation may result in the need to reimburse Medicare and payments of penalties and fines. The IRS audit may result in payments of unpaid taxes, interest and penalties. Any such reimbursements and payments could have a material adverse effect on our financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we may have an obligation to indemnify our current and former directors and officers with respect to the pending SEC investigation and pending putative securities class action and derivative litigation, including potentially for any liability for securities violations resulting therefrom. These indemnifiable obligations may not be reimbursable under our directors and officers’ liability insurance. In connection with some of the matters discussed in Item 3, “Legal Proceedings” of this Form 10-K, we have advanced legal fees and related expenses to a majority of our current directors and officers and several of our former directors and officers and expect to continue to do so while these matters are pending.

We purchase directors and officers liability insurance from insurers based on published ratings by recognized rating agencies, advice from national insurance brokers and consultants and other industry-related insurance information sources. Our directors and officers liability insurance covers events for which payment obligations and the timing of payments are only determined in the future. The insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. In addition, the insurer’s obligation to defend, pay, or reimburse us for insured claims would cease with respect to an individual if that individual were found to have committed a deliberate criminal or fraudulent act or in the event the Company ultimately determines that the individual is not entitled to indemnification.

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

In July 2007, we announced that our Board of Directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of the Company. A committee of non-management directors, originally established in April 2007 to explore strategic alternatives, engaged Citigroup Global Markets Inc. to act as its financial advisor. Meanwhile, this committee has determined that the most important factor in enhancing shareholder value at this time is for us to regain our status as a current filer of our public financial statements. Accordingly, shareholder value remains the focus of the committee. However, there can be no assurance that the exploration of strategic alternatives will result in any sale transaction.

Risks Relating to Our Business Operations

Our failure to secure additional financing to fund our development activities could further slow our growth and could adversely affect our revenues and results of operations.

We will need to obtain additional financial resources to fund our development and construction activities either on our balance sheet or in ventures with capital partners. At June 30, 2008, we had 31 communities under construction in North America and Europe and seven communities which we were developing through our Greystone subsidiary on behalf of third parties. We estimate that it will cost approximately $0.7 billion to complete the 31 communities we had in North America and Europe under construction as of June 30, 2008. Twenty-eight of these communities are either in ventures or committed to ventures and it is expected that the remaining three communities will be put into ventures before the end of 2008. Our remaining equity commitments for these projects as of June 30, 2008 is estimated to be approximately $7.0 million. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of June 30, 2008.

As of June 30, 2008, we had entered into contracts to purchase or lease 86 additional development sites, for a total contracted purchase price of approximately $410.0 million. Generally, our land purchase commitments are terminable by us and a substantial portion of our $18.0 million in land deposits is refundable.

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. Based on the current capital market conditions and our focus on our strategic plan, this number will be decreased by up to 50 percent, with many of these starts deferred until 2009.

We do not have firm commitments to cover our full 2008 development plan and no assurance can be made that we will be able to obtain this financing. For the foreseeable future, we do not intend to begin construction on new projects without a capital partner and without committed debt financing. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities. An increase in the time period required to lease up new communities could make it more difficult to secure financing.

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

At December 31, 2007, we operated 439 communities, including 402 communities in the United States, 12 communities in Canada, 17 communities in the UK and eight communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 261 of these communities and 178 were managed for third parties. In addition, at December 31, 2007, we provided pre-opening management and professional services to 44 communities under construction, of which 32 communities are in the United States, three communities are in Canada, eight communities are in the UK, and one community is in Germany, with a combined resident capacity for approximately 5,600 residents. At June 30, 2008, we operated 445 communities, including 403 communities in the United States, 14 communities in Canada, 19 communities in the UK and nine communities in Germany, with a total resident capacity of approximately 54,800. We owned or had an ownership interest in 271 of these communities and 174 were managed for third parties. In addition, at June 30, 2008, we provided pre-opening management and professional services to 36 communities under construction, of which 27 communities are in the United States, one community is in Canada and eight communities are in the UK with a combined resident capacity for approximately 5,000 residents. We currently expect that the number of our managed communities will increase substantially as we pursue our future growth plans. We plan to grow primarily through the development of new senior living communities and entry into new management contracts for senior living communities in top U.S. and limited international major metropolitan markets. At December 31, 2007, we had entered into contracts to purchase or lease 107 development sites. At June 30, 2008, we had entered into contracts to purchase or lease 86 development sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis. As we continue to grow our business, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or to continue to be able to attract, train, motivate, manage and retain senior management and other key employees to successfully integrate new communities into our existing business without operating disruptions or unanticipated costs.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in housing markets or the economy) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees. In addition, downturns in the housing markets, such as the one we are currently experiencing, could adversely affect the ability (or perceived ability) of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline. In addition, if the recent volatility in the housing market continues for a protracted period, our results of operations and cash flows could be negatively impacted.

In addition, a reduction in occupancy rates, revenues and/or results of operations at any of our venture communities due to economic downturns or otherwise, may trigger credit support or income support obligations or may give the venture partner certain rights to terminate our management agreements, which would adversely affect our financial results and could adversely affect our cash flows as discussed under the risk factors entitled:

•	“Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”;

•	“Our failure to comply with financial obligations contained in debt instruments could result in the acceleration of the debt extended pursuant to such debt instruments, trigger other rights and restrict our operating and acquisition activity, and in the case of ventures, may cause acceleration of the venture’s debt repayment obligations and any of our correlated guarantee obligations”; and

•	“Early termination or non-renewal of our management agreements could cause a loss in revenues”.

If our venture communities experience poor performance, we also may need to write down the value of our investment in the venture, which would adversely affect our financial results.

Any delays we experience or failure to achieve the projections we established for the developments of new communities could impede our growth and adversely affect our revenues and results of operations.

Our growth objectives include the development of a significant number of new senior living communities, both domestically and, to a limited extent, internationally. During 2007, we opened 22 new communities with a capacity for an additional 2,600 residents and we expect to continue to develop new communities at the same rate in the future. At December 31, 2007, we had 44 communities under construction with a resident capacity of approximately 5,600 residents and we had entered into contracts to purchase or lease 107 additional development sites. During the first six months of 2008, we opened 12 new communities with a capacity for an additional 1,473 residents. At June 30, 2008, we had 36 communities under construction with a resident capacity of approximately 5,000 residents and we had entered into contracts to purchase or lease 86 additional development sites. In the ordinary course of our business, we evaluate new sites and opportunities for further growth on an ongoing basis.

Our ability to successfully achieve our development objectives will depend upon a variety of factors, many of which are outside our control. These factors include:

•	difficulties or delays in obtaining zoning, land use, building, occupancy, licensing and other required governmental permits for the construction of new communities;

•	failure to complete construction of new communities on budget and on schedule;

•	failure of third-party contractors and subcontractors to perform under their contracts;

•	shortages of labor or materials that could delay projects or make them more expensive;

•	adverse weather conditions or acts of God that could delay construction projects;

•	difficulties in developing new types of senior living products with which we have less experience;

•	difficulties in finding suitable sites for future development activities at acceptable prices;

•	lease up rates for projects;

•	increased costs resulting from changes in general economic conditions or increases in the costs of materials;

•	increased costs as a result of addressing changes in laws and regulations or how existing laws and regulations are applied; and

•	overbuilding or over supply in any other markets in which we operate.

We, as a developer of senior living communities, do bear risk that broad demand, because of economic conditions or other factors will be insufficient to fill our capacity which could significantly affect our projected net operating income and financial return.

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

Our current plans involve additional expansion in the UK. On December 31, 2007, we operated 12 communities in Canada, 17 communities in the UK and eight communities in Germany, respectively, with a total resident capacity of 1,330, 1,642 and 841, respectively. On June 30, 2008, we operated 14 communities in Canada, 19 communities in the UK and nine communities in Germany, respectively, with a total resident capacity of 1,531, 1,841 and 951, respectively. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience developing and operating senior living facilities in international markets. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Our expansion into new offerings may not be successful and could adversely impact our growth.

Our future expansion could involve new senior living models beyond the basic Sunrise mansion model, including rental full service, cottages and other models, as well as new service offerings. Development and operation of additional models may involve certain risks not present with our current development activities.

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.7 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During

2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in the budgeted projected costs. Through June 30, 2008, we have paid approximately $47.0 million in cost overruns. To the extent that the pace of sales of condominium units is slower than anticipated, we could be subject to additional overruns. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions and as a result, we recorded pre-tax charges totaling approximately $21.0 million in 2007 to write-off capitalized development costs for these projects. In the first quarter of 2008, we suspended the development of the remaining three condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.0 million in the first quarter of 2008. See Item 1, “Business — Significant 2007 Developments — Senior Living Condominium Developments”.

Our failure to successfully implement development of new senior living models into our business operations and lack of market acceptance of our new service offerings could adversely affect our revenues and results of operations.

Our failure to lease up our Germany facilities would negatively impact our results of operations and cash flows.

In connection with the development of our nine communities in Germany, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. In 2006, we recorded a pre-tax charge of $50.0 million as we do not expect full repayment of the loans resulting from the funding. In 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. See Item 1, “Business — Significant 2007 Developments — Germany Venture”.

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

We operate senior living communities for third parties and unconsolidated ventures pursuant to management services agreements. At December 31, 2007 and June 30, 2008, approximately 86% and 85%, respectively, of our communities were managed for third parties or unconsolidated ventures. The term of our third-party management services agreements generally ranges from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community or certain designated performance thresholds. With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. In some of our agreements, as was the case in 2006 when 24 management agreements were bought out or terminated, the community owner may terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact earnings.

Ownership of the communities we manage is heavily concentrated with three of our business partners.

As of December 31, 2007 and June 30, 2008, approximately 101 of our managed communities were owned by HCP Inc. In addition, in April 2007, Ventas, Inc. acquired Sunrise REIT. As of December 31, 2007 and June 30, 2008, Ventas was the majority owner of 79 of the communities which we managed. Another one of our privately owned capital partners is the majority owner of an additional 50 communities that we manage.

The communities that we manage for these business partners are generally subject to long-term management agreements (up to 30 years) as well as other agreements related to development, support and other guarantee arrangements. This sizeable concentration could give these partners significant influence over our operating strategies and could therefore heighten the business risks disclosed above. A significant concentration might also make us more susceptible to an adverse impact from the financial distress that might be experienced by a partner. Any inability or unwillingness by any of these business partners to satisfy its obligations under their agreements with us could adversely affect our business, financial condition, results of operations and cash flows.

Our operations and the operations of entities that we have acquired or may acquire, directly or through an ownership interest in a venture, may not be integrated successfully or the intended benefits of such transactions may not be realized or may be subject to unforeseen liabilities, any of which could have a negative impact on our revenues, expenses and operating results.

Our recent acquisitions of Trinity and Aston Gardens (through ownership in a venture) have not performed as expected resulting in impairment charges in 2007. These acquisitions, as well as our previous acquisitions of The Fountains and three San Francisco Bay Area CCRCs, pose continued risks for our ongoing operations, including the risks that:

•	the business operations may continue to deteriorate due to various factors, including disruptions caused by the integration of operations with us and changes in macro-economic conditions;

•	the diversion of management attention to the integration of the operations of the acquisitions could have a material adverse effect on the continued operation and expansion of our existing business;

•	we may not effectively integrate the operations of these acquisitions;

•	we may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of the employees from these acquisitions; and

•	following any one of these acquisitions, we may not achieve any expected cost savings and operating efficiencies in connection with such acquisition, such as the elimination of redundant administrative costs and community management costs.

In addition, our acquisition of other entities in the ordinary course of business may pose risks to us similar to those discussed above. If we fail to successfully integrate future acquisitions and/or fail to realize the intended benefits of those transactions, these failures could have a material adverse effect on our revenues, expenses and operating results and the market price of our common stock could decline from its market price at the time of completion of such acquisitions. In addition, our profitability may suffer because of acquisition-related costs, impairment of acquired goodwill or amortization costs for other intangible assets. Similarly, we could encounter unforeseen difficulties and expenditures relating to our acquisition, including contingent or other unexpected liabilities. In 2006, we recorded $22.4 million in pre-tax charges related to shortfall guarantees for The Fountains. In addition, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we recorded a $56.7 million impairment charge related to Trinity and a $21.6 million impairment charge related to Aston Gardens in 2007. See also Item 1, “Business — Significant 2007 Developments”.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2007 and June 30, 2008, we had a minority equity interest in ventures that we do not control which owned 198 and 206 senior living communities, respectively. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include the following:

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

In the future, we expect to derive a significant portion of our revenue from the sale or refinancing of communities held in ventures. When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. Distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including through our role as a general partner. Any remaining distributions are recorded as our share of earnings on our consolidated statement of income. We refer to these transactions as “recapitalizations.” Additionally, most of our ventures are structured to provide a distribution to us upon the sale of the communities in the ventures. None of the agreements governing our venture arrangements require refinancings of debt in connection with the sale of equity interests by our venture partners. If the venture does not refinance senior debt or the property has not appreciated we would not receive any distributions in connection with the sale of equity interests by our venture partners. In addition, there can be no assurance that future “recapitalizations” or asset sales will result in distributions to us. In addition, if market conditions deteriorate or our communities experience poor performance, the amounts distributed to us upon “recapitalizations” or assets sales could be materially reduced or we may not receive distributions in some cases.

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

Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, and employment practices liability are insured in insurance policies with affiliated (i.e., wholly-owned captive insurance companies) and unaffiliated insurance companies. We are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. Liabilities within these self-insured limits are estimated annually by management after considering all available information, including expected cash flows and actuarial analysis. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively impacted.

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2007, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.

As part of our normal operations, we provide construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements to some of our ventures, lenders to the venture, or third party owners. In addition, we may also undertake certain financing obligations in connection with acquisitions. The terms of some of these obligations do not include a limitation on the maximum potential future payments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements provided to certain of our unconsolidated ventures or third-party owners and certain financing obligations undertaken in connection with acquisitions. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture, or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

At December 31, 2007, we had total indebtedness of $253.9 million, including $100.0 million outstanding on our Bank Credit Facility. At June 30, 2008, we had total indebtedness of $377.6 million, including $75.0 million outstanding on our Bank Credit Facility. We intend to continue financing our communities through mortgage financing and possibly operating leases or other types of financing, including lines of credit. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. A payment or other default with respect to venture indebtedness also could trigger our obligations under support arrangements, as described in the risk factor above entitled “Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of communities.

Our failure to comply with financial obligations contained in debt instruments could result in the acceleration of the debt extended pursuant to such debt instruments, trigger other rights and restrict our operating and acquisition activity, and in the case of ventures, may cause acceleration of the venture’s debt repayment obligations and any of our correlated guarantee obligations.

There are various financial covenants and other restrictions applicable to us in our debt instruments, including provisions that:

•	require us to satisfy financial statement delivery requirements;

•	require us to meet certain financial tests. For example, our Bank Credit Facility requires us not to exceed certain leverage ratios, to maintain certain fixed-charges coverage ratios, have a consolidated net worth of at least $450.0 million as adjusted each quarter and to meet other financial ratios, maintain liquidity of not less than $50.0 million (composed of availability of under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents), and use any unrestricted cash and cash equivalents in excess of $50.0 million to pay down the outstanding borrowings under the Bank Credit Facility;

•	restrict our ability to pay dividends or repurchase our common stock;

•	require consent for a change in control; and

•	restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent.

These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants.

During 2006 and 2007 and the first quarter of 2008, as a result of the delay in completing our Accounting Review, we entered into several amendments to our Bank Credit Facility which, among other things, extended the time period for furnishing quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to our outstanding balance under the Bank Credit Facility and the borrowing rate in US dollars were also increased. On March 13, 2008, we entered into an amendment to the Bank Credit Facility that was designed to enable us to remain in compliance with the covenants under the Bank Credit Facility by, among other things, modifying the delivery dates for our 2006 and 2007 audited financial statements and the unaudited financial statements for the first and second quarters of 2008. In connection with the March 2008 amendment, we also granted the lenders an additional security interest in, among other things, accounts, contract rights, notes and other intangibles (and proceeds and products thereof) as security for the payment of obligations under the Bank Credit Facility. In July 2008, we executed another amendment to our Bank Credit Facility, among other things, to retroactively waive financial covenant defaults that were largely due to additional charges related to losses on financial guarantees identified during the 2007 audit, which was completed in July 2008, and also to waive compliance with the leverage ratio and fixed charge coverage ratio covenants for the quarter ending September 30, 2008. In addition, the July 2008 amendment permanently reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million, imposed new liquidity requirements described above and imposed additional restrictions on our ability to pay dividends and repurchase our common stock. There can be no assurance that our operating results will produce sufficient earnings to meet the financial covenants for the quarter ending

December 31, 2008 or subsequent periods. At June 30, 2008, our outstanding borrowings were $75.0 million and there were $26.3 million in letters of credit under our $160 million Bank Credit Facility.

In the event we are unable to comply with the covenants and other obligations under the Bank Credit Facility, we may need to seek additional amendments and waivers under our Bank Credit Facility. However, no assurance can be given that the lenders under the Bank Credit Facility would agree to any further amendments or waivers. The lenders could, among other things, agree to a further amendments or waivers, exercise their rights to accelerate the payment of all amounts then outstanding under the credit agreement and require us to replace or provide cash collateral for the outstanding letters of credit, or pursue further modifications with respect to the Bank Credit Facility that impose additional obligations on us and further reduce our flexibility in conducting our operations. If we default under our Bank Credit Facility or other debt instruments, the debt extended pursuant to such debt instruments could become due and payable prior to its stated due date. We cannot give any assurance that we could pay this debt if it became due. Further, our Bank Credit Facility contains a cross-default provision pursuant to which a default on other indebtedness by us or by any of our consolidated subsidiaries under the Bank Credit Facility could result in the ability of the lenders to declare a default under and accelerate the indebtedness due under the Bank Credit Facility.

There are also various financial covenants, financial statement delivery requirements, and other restrictions applicable to us in the debt instruments relating to certain of our ventures. Failure to meet these covenants may trigger acceleration of the ventures’ debt repayment obligations and any of our correlated guarantee obligations or give rise to any of the other remedies provided for in such debt instruments. Additionally, certain of our venture agreements provide that an event of default under the venture’s debt instruments that is caused by us may also be considered an event of default by us under the venture agreement, giving our venture partner the right to pursue the remedies provided for in the venture agreement, potentially including a termination and winding up of the venture.

Certain of our management agreements, both with ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement.

Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

At December 31, 2007, we had approximately $244.8 million of floating-rate debt at a weighted average interest rate of 6.7%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately $2.4 million based on the amount of floating-rate debt at December 31, 2007.

We may be adversely affected by fluctuations in currency exchange rates.

Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated intercompany advances and loans to ventures. As we increase our international presence through development and operations, we may transact additional business in currencies other than the U.S. dollar. As a result, we would be subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. At December 31, 2007, we had net U.S. dollar equivalent assets/(liabilities) of $9.9 million, $34.4 million and $(70.3) million in Canadian dollars, British pounds and Euros, respectively. We recorded $2.3 million, net, in exchange losses in 2007 ($7.3 million in gains related to the Canadian dollar and $9.6 million in losses related to the Euro and British pound) related to the weakened U.S. dollar.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations and they may require management to make estimates about matters that are inherently uncertain.

We have identified certain accounting estimates as being “critical” to the presentation of our financial condition and results of operations because they require our management to make particularly subjective or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. The risks related to our critical accounting estimates are described under “Critical Accounting Estimates” in Item 7 of this Form 10-K. Because of the inherent uncertainty of the estimates associated with these critical accounting estimates, we cannot provide any assurance that we will not change our estimates, which could cause us to make significant subsequent adjustments to the related amounts recorded. These adjustments could have a material adverse affect on our business, results of operations and financial condition.

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

Our hospice revenues are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.

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

Overall payments made by Medicare to our hospice business are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of the Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either receive or will received hospice services from another hospice provider. The hospice cap amount is computed on a program-by-program basis. Our hospice revenue for 2007 was reduced by approximately $5.6 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

If any of our hospice programs fail to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fail to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least 5% of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue, profitability and financial condition.

Risks Related to the Senior Living Industry

Competition in our industry is high and may increase, which could impede our growth and have a material adverse effect on our revenues and earnings.

The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent and assisted living segments of the senior living industry are not as substantial as in the skilled nursing segment of the senior living industry. In pursuing our growth strategies, we have experienced and expect to continue to experience competition in our efforts to develop and operate senior living communities. We expect that there will be competition from existing competitors and new market entrants, some of whom may have greater financial resources and lower costs of capital than we are able to obtain. Consequently, we may encounter competition that could limit our ability to attract new residents, increase resident fee rates, attract and retain capital partners for our ventures or expand our development activities or our business in general, which could have a material adverse effect on our revenues and results of operations. Similarly, overbuilding or oversupply in any of the markets in which we operate could cause us to experience decreased occupancy, reduced operating margins and lower profitability. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates, which could adversely affect our results of operations.

Our success depends on attracting and retaining skilled personnel, and increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which we may not be able to offset by increasing the rates we charge to our residents.

We compete with various health care services providers, including other senior living providers, in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of each community. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel vary substantially from community to community. Increased competition for or a shortage of nurses, therapists or other trained personnel or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our management fees. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business, including our ability to implement our growth strategy, and operating results could be harmed.

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

Independent living communities are unregulated and not subject to state or federal inspection. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state government, usually the state’s department of insurance. CCRCs are subject to state regulation of minimum standards to ensure financial solvency and are required to give annual disclosure regarding such things as the community’s financial standing, the contractual obligations of services to the residents, residents’ rights and costs to residents to reside in the community.

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

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any renumeration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase of any item or service which is eligible for payment under the Medicare or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Recently other health care providers have faced enforcement action under the False Claims Act. It is difficult to predict how our revenue could be affected if we were subject to an action alleging violations.

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us or discourage an attempt to do so. In addition, these provisions could limit the price some investors are willing to pay for our common stock. These provisions include:

•	Board authority to issue preferred stock without stockholder approval. Our Board of Directors is authorized to issue preferred stock having a preference as to dividends or liquidation over the common stock without stockholder approval. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock and could be used to discourage, delay or prevent a change in control of Sunrise;

•	Staggered Board and Board size fixed within range. Our Board of Directors is currently divided into three classes. The total number of directors is fixed by a two-thirds vote of the Board within a range of minimum of two and a maximum of 11. These provisions may make it more difficult for a third party to gain control of our Board of Directors. At least two annual meetings of stockholders, instead of one, would generally be required to affect a change in a majority of our Board of Directors. As indicated in the Board of Director’s remedial framework, the Board of Directors has decided to discontinue staggered terms for Board members pursuant to an amendment to our certificate of incorporation to be submitted for stockholder approval at the 2008 annual meeting. If the amendment is approved by our stockholders, all Board members will be elected annually by 2010;

•	Filling of Board vacancies; removal. Any vacancy occurring in the Board of Directors, including any vacancy created by an increase in the number of directors, shall be filled for the unexpired term by the vote of a majority of the directors then in office, and any director so chosen shall hold office for the remainder of the full term of the class in which the new directorship was created or the vacancy occurred. Due to our current classified Board structure, directors may only be removed with cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. If stockholders approve the declassification of our Board at the 2008 annual meeting, directors may be removed with or without cause by such vote of stockholders;

•	Other constituency provision. Our Board of Directors is required under our certificate of incorporation to consider other constituencies, such as employees, residents, their families and the communities in which we and our subsidiaries operate, in evaluating any proposal to acquire the Company. This provision may allow our Board of Directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders subject to any overriding applicable law;

•	Call of special meetings. A special meeting of our stockholders may be called only by the chairman of the Board, the president, by a majority of the directors or by stockholders possessing at least 25% of the voting power of the issued and outstanding voting stock entitled to vote generally in the election of directors. This provision limits the ability of stockholders to call special meetings;

•	Stockholder action instead of meeting by unanimous written consent. Any action required or permitted to be taken by the stockholders must be affected at a duly called annual or special meeting of such holders and may not be affected by any consent in writing by such holders, unless such consent is unanimous. This provision limits the ability of stockholders to take action by written consent in lieu of a meeting;

•	Supermajority vote of stockholders or the directors required for bylaw amendments. A two-thirds vote of the outstanding shares of common stock is required for stockholders to amend the bylaws. Amendments to the bylaws by directors require approval by at least a two-thirds vote of the directors. These provisions may make more difficult bylaw amendments that stockholders may believe are desirable;

•	Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the foregoing provisions that are contained in our certificate of incorporation. All amendments to the certificate

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

As of June 30, 2008, the Klaassens beneficially owned approximately 11.5% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 13.8% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 1B.	Unresolved Staff Comments

Subsequent to the filing of the Form 10-K for 2006 on March 24, 2008, we received correspondence from the staff of the SEC and we have subsequently engaged in communications and correspondence with the SEC staff. We considered the SEC staff views in our disclosures in this Form 10-K for the fiscal year ended December 31, 2007 and we believe we have adequately addressed the SEC staff comments except that we are not currently in a position to include in this filing the separate financial statements of three ventures that the SEC staff requested be included pursuant to Rule 3-09 of Regulation S-X. We intend to file such financial statements by amendment as soon as they become available. We may receive additional comments from the SEC staff relating to our responses to the prior staff comments, new matters related to the 2007 Form 10-K or other periodic reports filed by us with the SEC. Such comments may require that we amend or supplement, possibly significantly, the disclosures in this Form 10-K or other periodic reports filed by us with the SEC.

Item 2.	Properties

We lease our corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of three to 14 years.

Of the 439 communities we operated at December 31, 2007, 33 were wholly owned, 29 were leased under operating leases, one was a consolidated variable interest entity, 198 were owned in unconsolidated ventures (including eight communities which did not qualify for sales accounting under SFAS 66 Accounting for the Sales of Real Estate) and 178 were owned by third parties. See the “2007 Properties Information” section included in Item 1, “Business” for a description of the properties. See Note 14 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. However, under the FCA, the U.S. Government could still intervene in the future. The amended complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators alleged in their amended complaint that the total loss sustained by the United States is probably in the $75.0 million to $100.0 million range. On July 3, 2008, the amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC and Trinity as defendants. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

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

In 2006, the Company recorded a loss of $5.0 million for possible fines, penalties and damages related to this matter. In 2007, the Company recorded an additional loss of $1.0 million. As of December 31, 2007, Trinity’s average daily census was approximately 1,300 compared to 1,500 at December 31, 2006. The average daily census was approximately 985 at June 30, 2008. This decline in the daily census was partially the result of the closing of certain operating locations in non-core markets and Trinity’s focus on remediation efforts. As a result of a review of the goodwill and intangible assets related to Trinity, we recorded an impairment loss of approximately $56.7 million in 2007.

IRS Audit

The Internal Revenue Service is auditing our federal income tax return for the year ended December 31, 2006 and our federal employment tax returns for 2004, 2005 and 2006. In July 2008, the IRS completed the field work with respect to their audit of our federal income tax return for the year ended December 31, 2005. We will make a payment of approximately $0.2 million for additional taxes plus interest.

SEC Investigation

We previously announced on December 11, 2006 that we had received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. On May 25, 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. The cases were consolidated on July 31, 2007. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs filed their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) on June 6, 2008. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and names as defendants the Company, Paul J. Klaassen, Teresa M. Klaassen, Thomas B. Newell, Tiffany L. Tomasso, Larry E. Hulse, Carl G. Adams, Barron Anschutz, and Kenneth J. Abod. The defendants’ responses will be due on August 11, 2008. We intend to move to dismiss the complaint at that time and anticipate that the individual defendants will do so as well.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen,

Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file, over the defendants’ objections, an amended consolidated complaint that does not substantially alter the nature of their claims. The amended consolidated complaint was eventually accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed preliminary motions in response to the amended consolidated complaint on June 16, 2008. The plaintiffs also have filed a motion to lift the stay on discovery in this derivative suit. The motion has been briefed and is pending.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced those documents to the plaintiffs on May 16, 2008. The defendants’ motions to dismiss have been briefed and are pending.

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

Other Pending Lawsuits and Claims

In addition to the lawsuits and litigation matters described above, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

Settled or Resolved Litigation

Pursuant to an agreement reached between the parties in May 2008, the Company settled with no admission of fault by either party the previously disclosed litigation filed by Bradley B. Rush, the Company’s former chief financial officer, in connection with the termination of his employment. As previously disclosed, on April 23, 2007, Mr. Rush was suspended with pay. The action was taken by the Board of Directors following a briefing of the independent directors by WilmerHale, independent counsel to the Special Independent Committee. The Board concluded, among other things, that certain actions taken by Mr. Rush were not consistent with the document retention directives issued by the Company. These actions consisted of Mr. Rush’s deletion of all active electronic files in his user account on one of his Company-issued laptops. Mr. Rush’s employment thereafter was terminated for cause on May 2, 2007. Mr. Rush’s lawsuit asserted that his termination was part of an alleged campaign of retaliation against him for purportedly uncovering and seeking to address accounting irregularities, and it contended that his termination was not for “cause” under the Company’s Long Term Incentive Cash Bonus Plan and the terms of prior awards made to him of certain stock options and shares of restricted stock, to which he claimed entitlement notwithstanding his termination. Mr. Rush asserted five breach of contract claims involving a bonus, restricted stock and stock options. Mr. Rush also asserted a claim for defamation arising out of comments attributed to us concerning the circumstances of his earlier suspension of employment.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2007 annual meeting of stockholders was held on October 16, 2007 pursuant to a Stipulated Final Order of the Court of Chancery of the State of Delaware. A description of the actions taken, and the votes cast by our stockholders, at the 2007 annual meeting is set forth in a Current Report on Form 8-K that we filed with the SEC on October 22, 2007.

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

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low

June 30, 2008	$27.21	$20.19
March 31, 2008	$30.65	$24.64

Quarter Ended	High	Low

March 31, 2007	$41.50	$30.10
June 30, 2007	$42.97	$36.43
September 30, 2007	$41.05	$33.00
December 31, 2007	$39.70	$26.78

Quarter Ended	High	Low

March 31, 2006	$39.68	$31.64
June 30, 2006	$39.62	$26.29
September 30, 2006	$32.12	$24.40
December 31, 2006	$33.68	$29.05

Holders

There were 235 stockholders of record at June 30, 2008.

Dividends

No cash dividends have been paid in the past and we have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2007 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2007	—	$—	—	—
November 1 — November 30, 2007	—	—	—	—
December 1 — December 31, 2007	61,716	28.12	—	—

Total	61,716	$28.12	—	—

(1)	Represents the number of shares acquired by us from two former employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sunrise Senior Living, Inc., The S&P Smallcap 600 Index,
A New Peer Group And An Old Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31.

The New Peer Group consists of Assisted Living Concepts Inc., Brookdale Senior Living Inc., Capital Senior Living Corp., Emeritus Corp. and Five Star Quality Care Inc.

The Old Peer Group consisted of Capital Senior Living Corp. and three former public companies, American Retirement Corporation, Beverly Enterprises, Inc. and Manor Care, Inc., which were no longer public companies at the end of the measurement period. Consequently, the Old Peer Group excludes these companies for all periods presented.

	12/02	12/03	12/04	12/05	12/06	12/07
Sunrise Senior Living, Inc.	100.00	155.64	186.26	270.87	246.85	246.52
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38
New Peer Group	100.00	202.71	269.44	422.03	640.30	431.09
Old Peer Group	100.00	230.59	221.96	405.49	417.25	389.41

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
		2006	2005		2003
(Dollars in thousands, except per share amounts)	2007	(1)(2)(3)	(4)(5)	2004	(6)
		(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)	(Unaudited)

STATEMENTS OF INCOME DATA:
Operating revenues(2)	$1,652,550	$1,651,081	$1,511,022	$1,268,361	$998,148
Operating expenses(2)	1,947,762	1,724,162	1,476,351	1,285,525	1,008,400
(Loss) income from operations	(295,212)	(73,081)	34,671	(17,164)	(10,252)
Gain on the sale and development of real estate and equity interests	105,081	51,347	81,723	14,025	51,276
Sunrise’s share of earnings, return on investment in unconsolidated communities and gain (loss) from investments accounted for under profit-sharing method	108,969	42,845	12,615	(70)	962
Net (loss) income	(70,275)	15,284	83,064	(3,467)	11,793
Net (loss) income per common share(3)(5):
Basic	$(1.41)	$0.31	$2.00	$(0.08)	$0.28
Diluted	(1.41)	0.30	1.74	(0.08)	0.23
BALANCE SHEET DATA:
Total current assets	$529,964	$361,998	$326,888	$282,524	$204,726
Total current liabilities	646,311	451,982	280,684	203,998	137,526
Property and equipment, net	656,211	609,385	494,069	359,070	509,833
Property and equipment subject to a sales contract, net	—	193,158	255,231	473,485	459,187
Property and equipment subject to financing, net	58,871	62,520	64,174	28,988	—
Goodwill	169,736	218,015	153,328	121,825	104,475
Total assets	1,798,597	1,848,301	1,587,785	1,506,453	1,501,608
Total debt	253,888	190,605	248,396	191,666	270,332
Deposits related to properties subject to a sale contract	—	240,367	324,782	599,071	540,382
Liabilities related to properties accounted for under the financing method	54,317	66,283	64,208	24,247	—
Deferred income tax liabilities	82,605	78,632	70,638	60,692	63,155
Total liabilities	1,214,826	1,201,078	1,094,209	1,139,750	1,086,236
Stockholders’ equity	573,563	630,708	480,864	365,122	386,278
OPERATING AND OTHER DATA:
Cash dividends per common share	$—	$—	$—	$—	$—
Communities (at end of period):
Consolidated communities	63	62	59	57	63
Communities in unconsolidated ventures	198	180	153	122	118
Communities managed for third party owners	178	180	186	183	175

Total	439	422	398	362	356

Resident capacity:
Consolidated communities	8,683	8,646	7,980	7,943	8,539
Communities in unconsolidated ventures	22,245	20,433	16,485	10,929	10,561
Communities managed for third party owners	22,989	23,091	26,208	24,237	23,651

Total	53,917	52,170	50,673	43,109	42,751

(1)	In September 2006, we acquired 100% of the equity interests in Trinity, a large provider of hospice services in the United States. The operating results of Trinity are included in our consolidated statements of income beginning September 13, 2006.

(2)	In 2006, Five Star bought out 18 management contracts and we received $134.7 million related to their buyout. We also wrote off $25.4 in unamortized management contract intangible assets. In 2005, Five Star bought out 12 management contracts and we received $83.0 million related to their buyout. We also wrote off $14.6 million in unamortized management contract intangible assets.

(3)	In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120.0 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

(4)	In May 2005, we acquired 100% of the equity interests in Greystone, a developer and manager of CCRCs. The operating results of Greystone are included in our restated consolidated statement of income beginning May 10, 2005.

(5)	In October 2005, we completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder received one additional share of common stock for each share on that date. All per share amounts have been adjusted to reflect the stock split for all periods presented.

(6)	In March 2003, we completed the acquisition of all of the outstanding stock of Marriott International, Inc.’s wholly owned subsidiary, MSLS, which owns and operates senior independent full-service and assisted living communities. The operating results of MSLS are included in our restated consolidated statement of income beginning March 28, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We earn income primarily in the following ways:

•	management fees for operating communities, which can also include incentive management fees;
•	resident fees for communities that we own;
•	development and pre-opening fees related to the development of new Sunrise communities;
•	our share of income and losses for those communities in which we have an ownership interest;
•	recapitalizations and sales of communities by ventures in which we have an equity interest; and
•	fees for hospice services.

At December 31, 2007, we operated 439 communities, including 402 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 261 of these communities and 178 are managed for third parties. In addition, at December 31, 2007, we provided pre-opening management and professional services to 44 communities under construction, of which 32 communities are in the United States, three communities are in Canada, eight communities are in the United Kingdom, and one community is in Germany, with a combined capacity for approximately 5,600 residents. During 2007, we opened 22 new communities with a combined resident capacity of approximately 2,600 residents, which were developed by us.

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

Development of Communities

In order to grow the operating portfolio that we manage, we also develop senior living communities. We typically develop senior living communities in partnership with others. We also develop wholly owned senior living communities for ourselves, which we expect to sell to ventures or third-party owners before construction is completed. We believe we have maintained a disciplined approach to site selection and refinement of our operating model, first introduced more than 20 years ago, and are constantly searching for ways to improve our communities.

We enter into development ventures in order to reduce our initial capital requirements, while enabling us to enter into long-term management agreements that are intended to provide us with a continuing stream of revenue. When development is undertaken in partnership with others, our venture partners provide significant cash equity investments, and we take a minority interest in such ventures. Additionally, non-recourse third-party construction debt is obtained to provide the majority of funds necessary to complete development. In addition to third-party debt, we may provide financing necessary to complete the construction for these development ventures. At December 31, 2007 and June 30, 2008, there were 30 and 25 communities, respectively, under construction held in unconsolidated ventures. See “Liquidity and Capital Resources” for a description of guarantees provided to certain of our development ventures.

We receive fees from our development ventures for services related to site selection, zoning, design and construction oversight. These fees are recognized in “Gain on the sale and development of real estate and equity interests” in our consolidated statements of income for communities where we owned the land prior to sale to a venture or third party, and in “Professional fees from development, marketing and other” when we do not initially own the land. Services provided for employee selection, licensing, training and marketing efforts are recognized as operating revenue and are included in “Professional fees from development, marketing and other” in the consolidated statements of income. See “Liquidity and Capital Resources” for a description of development completion guarantees provided to certain of our development ventures. We also receive fees from our ventures and/or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture.

From time to time we also develop wholly owned senior living communities. At December 31, 2007, we had seven wholly owned communities under construction with a resident capacity of approximately 690 residents. At June 30, 2008, we had six wholly owned communities under construction with a resident capacity of approximately 571 residents. We expect most of these communities to be sold to a venture or third party before construction is completed or, in some cases, upon receipt of a certificate of occupancy. We provide funding for the construction, not otherwise financed by construction loans, and capitalize the development costs associated with construction prior to the contribution of the development community to a venture or third-party owner. For communities that remain wholly owned, we often recognize operating losses during the initial one to two years prior to the community achieving stabilization.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. By the first quarter of 2008, we had discontinued or suspended the development of all but one of our condominium development projects. See Item 1, “Business — Significant 2007 Developments — Senior Living Condominium Developments”.

Special Independent Committee Inquiry and Accounting Review

The following is a summary of the results of the Special Independent Committee inquiry. For a full description of the adjustments made to restate the 2005 and prior financial statements, refer to our 2006 Form 10-K.

In December 2006, our Board of Directors established a Special Independent Committee to review certain allegations made by the Service Employees International Union (“SEIU”) that questioned the timing of certain stock option grants to our directors and officers over a period of time, and stock sales by certain directors in the months prior to the May 2006 announcement of our Accounting Review. In March 2007, our Board of Directors expanded the scope of the Special Independent Committee’s mandate to include the review of facts and circumstances relating to the historical accounting treatment of certain categories of transactions in the restatement, and to develop recommendations regarding any remedial measures, including those pertaining to internal controls and processes over financial reporting, that it may determine to be warranted. The Special Independent Committee deemed it necessary to understand the underlying causes for the pending restatement in order to evaluate the SEIU’s allegations related to stock sales by certain directors in the months prior to our announcement of the Accounting Review.

On September 28, 2007, we disclosed that the Special Independent Committee had concluded the fact-finding portion of its inquiry with respect to three issues. The first involved the timing of certain stock option grants. The second involved the facts and circumstances with respect to two significant categories of errors in the pending restatement relating to real estate accounting for the effect of preferences provided to the buyer in a partial sale, certain of our guarantees and commitments on the timing of sale accounting and recognition of income upon sale of real estate, and accounting for allocation of profits and losses in those ventures in which our partners received a preference on cash flow. The third involved whether directors and executive officers traded in our common stock when in possession of non-public knowledge of possible accounting errors related to these real estate transactions prior to our May 2006 announcement of our Accounting Review. With respect to these three issues, the Special Independent Committee found:

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

The Special Independent Committee identified a number of accounting issues under GAAP in connection with certain of the option grants reviewed. As a result of the Special Independent Committee’s findings, we concluded that unintentional errors were made in connection with the accounting for a September 1998 repricing and certain other stock option grants. These errors were corrected as part of the restatement of our historical consolidated financial statements.

In September 28, 2007, we also disclosed that the investigation of the Special Independent Committee was continuing with respect to certain other categories of restatement items and issues, primarily related to certain accruals and reserves. In the course of reviewing the accounting that led to the restatement, the Special Independent Committee identified instances of potential inappropriate accounting with respect to certain provisions into and/or releases from certain judgmental accruals and reserves. Management was also made aware through questions from an employee of possible instances of inappropriate accounting with respect to one judgmental reserve. Management reviewed this information with the Special Independent Committee which then reviewed the judgmental reserve in question as part of its inquiry. Both of these events led to the Special Independent Committee’s decision to investigate the other categories of restatement items and issues, which was not complete on September 28, 2007. However, in order to provide information to the marketplace on the Special Independent Committee’s findings as promptly as possible, the Special Independent Committee made the decision to complete the fact finding related to the SEIU’s allegations and make the September 28, 2007 disclosure to report the results of that fact finding while continuing its inquiry with respect to certain judgmental accruals and reserves.

On December 20, 2007, we announced the completion of the fact-finding portion of the Special Independent Committee inquiry with respect to the last issue being reviewed by it. The Special Independent Committee identified instances of inappropriate accounting with respect to certain provisions into and/or releases from the following three judgmental accruals and reserves in certain quarters during the period of time from the third quarter of 2003 through the fourth quarter of 2005: (1) the reserve for health and dental insurance claims associated with our self-insurance program (“health and dental reserve”); (2) the corporate bonus accrual; and (3) the reserve for abandoned projects. The accounting for these reserves involves judgments and estimates. The Special Committee determined that in some instances the judgments were not supportable under GAAP and the provisions into and releases from the reserves were not made on a consistent basis, and therefore, involved inappropriate accounting. The Special Independent Committee did not reach any conclusions with respect to the underlying reason or reasons for any specific instance of inappropriate accounting. The Special Independent Committee also did not specifically quantify each instance of inappropriate accounting that it had identified. As disclosed in Item 9A of our 2006 Form 10-K, our management identified several material weaknesses in our internal control over financial reporting that our management believed contributed to the accounting errors, including those related to accruals and reserves, that were corrected as part of the restatement. These included, among others: a lack of sufficient personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of our organizational structure and financial reporting requirements; a failure to set the appropriate tone around accounting and control consciousness; a lack of appropriate oversight of accounting, financial reporting and internal control matters; insufficient analysis and documentation of the application of GAAP to real estate and other transactions; a lack of written procedures for identifying and appropriately applying GAAP to the various categories of items that were corrected in the restatement; a lack of written procedures for monitoring and adjusting balances related to certain accruals and reserves; a lack of effective accounting reviews for routine and non-routine transactions and accounts; and an inability to close our books in a timely and accurate manner.

Before the Special Independent Committee completed its fact-finding, we had determined to restate two of the accruals and reserves — the health and dental reserve and the reserve for abandoned projects — due to accounting errors unrelated to the inappropriate accounting subsequently identified by the Special Independent Committee. Once the Special Independent Committee had identified certain instances of inappropriate accounting, and had completed its investigation, it reviewed its findings with our new financial management team. Our new financial management team was then charged with reviewing, in detail, all of the affected accounts and with quantifying and recording all the necessary adjustments to properly restate the accounts. During this process, our new financial management team did not specifically identify or categorize the adjustments between “inappropriate accounting” and other required adjustments within the identified categories. As a result of our Accounting Review, we recorded “total adjustments” (in which there was no distinct accounting impact from any instances of “inappropriate accounting” because any such impact was already subsumed within the previously required adjustments (for example, required changes in methodology)) to the health and dental reserve, the corporate bonus accrual and the reserve for abandoned projects, which are reflected in the restated financial statements. The total adjustment to the health and dental reserve and the corporate bonus accrual are reflected in the “Other Adjustments” restatement category in our 2006 Form 10-K. The total adjustments for the reserve for abandoned project costs, which was eliminated in its entirety in the restatement, is included in the “Accounting for Costs of Real Estate Projects” restatement category in our 2006 Form 10-K.

For information regarding remedial issues recommended by the Special Independent Committee and adopted by the Board of Directors, please refer to Item 9A in this Form 10-K.

Significant Developments

See Item 1, “Business” for a discussion of significant developments in 2007 and 2008.

Restatement Related to Accounting for Lease Payments and Non-Refundable Entrance Fees for Two Continuing Care Retirement Communities

As described in Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, we have in our 2007 financial statements corrected how we account for lease payments and non-refundable entrance fees for two continuing care retirement communities. The effect of the restatement was to decrease retained earnings at January 1, 2005 by approximately $7.5 million and to reduce 2005 and 2006 net income by approximately $4.0 million and $5.1 million, respectively. We have restated the prior-period financial statements to correct these errors in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

Results of Operations

We currently classify our consolidated operating revenues as follows:

•	management fees related to services provided to operating and pre-opened communities for unconsolidated ventures and third-party owners;

•	professional fees from development, marketing and other services;

•	resident fees for consolidated communities;

•	hospice and other ancillary fees; and

•	reimbursed contract service revenue related to unconsolidated ventures and third party owners.

Operating expenses are classified into the following categories:

•	development and venture expense for site selection, zoning, community design, construction management and financing incurred for development communities;

•	community expense for our consolidated communities, which includes labor, food, marketing and other direct community expense;

•	hospice and other ancillary expense;

•	lease expense for certain consolidated communities;

•	general and administrative expense related to headquarters and regional staff expenses and other administrative costs;

•	loss on financial guarantees and other contracts;

•	provision for doubtful accounts;

•	impairment of communities;

•	impairment of goodwill and intangible assets;

•	depreciation and amortization;

•	write-off of abandoned projects;

•	write-off of unamortized contract costs; and

•	reimbursed contract service expense related to unconsolidated ventures and third-party owners.

Since 1997, we have entered into various real estate transactions, the most significant of which involved either (i) the sale of a partial interest in a development venture in which we retained an interest and entered into a management contract or (ii) the sale of mature senior living properties or a partial interest in such properties to a third party where we simultaneously entered into a management contract. In most cases, we retained some form of continuing involvement, including providing preferences to the buyer of the real estate, an obligation to complete the development, operating deficit funding obligations, support obligations or, in some instances, options or obligations to reacquire the property or the buyer’s interest in the property. We account for these transactions in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

Our results of operations for each of the three years in the period ended December 31 were as follows:

				Percent Change
	Year Ended December 31,			2007 vs.	2006 vs.
(In thousands, except per share amounts)	2007	2006	2005	2006	2005
		(Restated)	(Restated)

Operating revenue:
Management fees	$127,830	$117,228	$104,823	9.0%	11.8%
Buyout fees	1,626	134,730	83,036	(98.8)%	62.3%
Professional fees from development, marketing and other	38,855	28,553	24,920	36.1%	14.6%
Resident fees for consolidated communities	402,396	381,709	341,610	5.4%	11.7%
Hospice and other ancillary services	125,796	76,882	44,641	63.6%	72.2%
Reimbursed contract services	956,047	911,979	911,992	4.8%	—

Total operating revenue	1,652,550	1,651,081	1,511,022	0.1%	9.3%

Operating expenses:
Development and venture expense	79,203	69,145	41,064	14.5%	68.4%
Community expense for consolidated communities	290,203	276,833	251,058	4.8%	10.3%
Hospice and other ancillary services expense	134,634	74,767	45,051	80.1%	66.0%
Community lease expense	68,994	61,991	57,946	11.3%	7.0%
General and administrative	187,325	131,473	106,601	42.5%	23.3%
Accounting Restatement and Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	51,707	2,600	—	1888.7%	N/A
Loss on financial guarantees and other contracts	22,005	89,676	—	(75.5)%	N/A
Provision for doubtful accounts	9,564	14,632	1,675	(34.6)%	773.6%
Impairment of owned communities	7,641	15,730	2,472	(51.4)%	536.3%
Impairment of goodwill and intangible assets	56,729	—	—	N/A	N/A
Write-off of abandoned development projects	28,430	1,329	902	2039.2%	47.3%
Depreciation and amortization	55,280	48,648	42,981	13.6%	13.2%
Write-off of unamortized contract costs	—	25,359	14,609	(100.0)%	73.6%
Reimbursed contract services	956,047	911,979	911,992	4.8%	0.0%

Total operating expenses	1,947,762	1,724,162	1,476,351	13.0%	16.8%
(Loss) income from operations	(295,212)	(73,081)	34,671	304.0%	(310.8)%
Other non-operating income (expense):
Interest income	9,894	9,577	6,231	3.3%	53.7%
Interest expense	(6,647)	(6,204)	(11,882)	7.1%	(47.8)%
(Loss) gain on investments	—	(5,610)	2,036	(100.0)%	(375.5)%
Other (expense) income	(6,089)	6,706	3,105	(190.8)%	116.0%

Total other non-operating income (expense)	(2,842)	4,469	(510)	(163.6)%	(976.3)%
Gain on the sale and development of real estate and equity interests	105,081	51,347	81,723	104.6%	(37.2)%
Sunrise’s share of earnings and return on investment in unconsolidated communities	108,947	43,702	13,472	149.3%	224.4%
Gain (loss) from investments accounted for under the profit sharing method	22	(857)	(857)	(102.6)%	0.0%
Minority interests	4,470	6,916	6,721	(35.4)%	2.9%

(Loss) income before provision for income taxes	(79,534)	32,496	135,220	(344.8)%	(76.0)%
Benefit from (provision for) income taxes	9,259	(17,212)	(52,156)	(153.8)%	(67.0)%

Net (loss) income	$(70,275)	$15,284	$83,064	(559.8)%	(81.6)%

Basic net (loss) income per share	$(1.41)	$0.31	$2.00	(554.8)%	(84.5)%
Diluted net (loss) income per share	(1.41)	0.30	1.74	(570.0)%	(82.8)%

The following table summarizes our portfolio of operating communities at December 31, 2007, 2006 and 2005:

				Percent Change
	As of December 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

Total communities
Consolidated	63	62	59	1.6%	5.1%
Unconsolidated	198	180	153	10.0%	17.6%
Managed	178	180	186	(1.1)%	(3.2)%

Total	439	422	398	4.0%	6.0%

Resident capacity	53,917	52,170	50,673	3.3%	3.0%

In 2007, we continued to capitalize on our brand and management services experience by entering into new management and professional services contracts internationally and domestically. The number of communities managed for unconsolidated ventures and third-party owners increased from 360 at December 31, 2006 to 376 at December 31, 2007, or 4%. In 2007, we increased the number of consolidated communities from 62 to 63.

The number of communities managed for unconsolidated ventures and third-party owners increased from 339 in 2005 to 360 in 2006, or 6%. In 2006, we increased the number of consolidated communities from 59 to 62 due to the acquisition of three CCRCs, the opening of one community that was later sold to a venture, the disposition of two acquired communities and the acquisition of our non-operating community in New Orleans, Louisiana, that was damaged during Hurricane Katrina, which was previously owned by an unconsolidated venture. Additionally, 24 management contracts were terminated. In September 2006, we acquired Trinity as the first step in our strategy to offer hospice services to our residents and their families.

We had a net loss of $(70.3) million in 2007, or $(1.41) per share (diluted). Net income was $15.3 million in 2006, or $0.30 per share (diluted) and $83.1 million, or $1.74 per share (diluted) in 2005. Large and unusual items included in net (loss)/income for the three years included the following:

(In millions)	2007	2006	2005

Buyout of Five Star management contracts	$—	$135	$83
Write-off of intangible assets associated with buyout of Five-Star management contracts	—	(25)	(15)
Loss on guarantees related to our Germany venture	(16)	(50)	—
Loss on guarantees related to The Fountains venture	—	(22)	—
Impairment of Trinity goodwill and intangible assets	(57)	—	—
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	(52)	(3)	—
Loss on guarantees related to the condominium project	(6)	(17)	—
Write-off of other condominium projects	(21)	—	—
Write-down of Aston Gardens and other equity investments	(25)	—	—

Net impact on (loss) income from operations	(177)	18	68
Real estate gains from prior years recognized in the current period	85	35	81
Venture recapitalizations	57	48	17

Net impact on (loss) income before benefit from (provision for) income taxes	$(35)	$101	$166

Operating Revenue

Management fees

2007 Compared to 2006

Management fees revenue was $127.8 million in 2007 compared to $117.2 million in 2006, an increase of $10.6 million, or 9.0%. This increase was primarily comprised of:

•	$7.2 million from fees associated with existing North American communities primarily due to increases in rates;

•	$3.1 million of incremental revenues from existing international communities;

•	$3.8 million of incremental revenues from 31 new communities managed in 2007 for unconsolidated ventures and third parties;

•	$5.1 million in incremental incentive management fees; and

•	$6.6 million decrease due to contract terminations.

2006 Compared to 2005

Management fees revenue was $117.2 million in 2006 compared to $104.8 million in 2005, an increase of $12.4 million, or 11.8%. This increase was primarily comprised of:

•	$6.9 million of incremental revenues in 2006 from 31 management contracts obtained in 2005 from the Greystone and The Fountains acquisitions that were included for a full year in 2006;

•	$7.7 million from increased fees associated with existing communities due to increases in rates and occupancy;

•	$4.8 million of incremental revenues from 36 new communities managed in 2006 for unconsolidated ventures and third parties that were included for a full year in 2006;

•	$5.1 million of incremental revenues from international communities;

•	$2.3 million decrease in guarantee amortization due to the expirations of guarantees in 2006; and

•	$9.7 million decrease due to contract terminations in 2005.

Buyout fees

In 2007, two management contracts were bought out for a fee of $1.6 million. In 2006, Five Star Quality Care, Inc. (“Five Star”) bought out 18 contracts for a total buyout fee of $134.7 million. In 2005, Five Star bought out 12 contracts for a total buyout fee of $83.0 million.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were as follows:

(In millions)	2007	2006	2005

North America	$8.2	$4.5	$2.9
International	18.9	12.5	14.8
Greystone	11.8	11.6	7.2

	$38.9	$28.6	$24.9

2007 Compared to 2006

Professional fees from development, marketing and other revenue was $38.9 million in 2007 compared to $28.6 million in 2006, an increase of $10.3 million, or 36.1% due primarily to the following:

•	$5.2 million in fees paid to us by our ventures or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture;

•	$3.2 million in North American and international development fees from 23 communities under development in 2007 compared to 17 communities under development in 2006; and

•	$2.6 million of fees generated by a Greystone seed capital venture. These fees are earned when the initial development services are successful and permanent financing for the project is obtained.

2006 Compared to 2005

Professional fees from development, marketing and other revenue was $28.6 million in 2006 compared to $24.9 million in 2005, an increase of $3.7 million, or 14.6% primarily due to $2.8 million of fees paid to us by our ventures or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture.

Resident fees for consolidated communities

2007 Compared to 2006

Resident fees for consolidated communities were $402.4 million in 2007 compared to $381.7 million in 2006, an increase of $20.7 million, or 5.4%. This increase was primarily comprised of:

•	$17.3 million from existing communities due to an increase in the average daily rate and fees for other services; and

•	$3.4 million from the acquisition of one community.

2006 Compared to 2005

Resident fees for consolidated communities were $381.7 million in 2006 compared to $341.6 million in 2005, an increase of $40.1 million, or 11.7%. This increase was primarily comprised of:

•	$37.6 million from existing consolidated communities of which $34.2 million is due to increases in rate and $4.3 million is due to increases in occupancy;

•	$4.1 million from the acquisition of three consolidated communities; and

•	$1.3 million decrease from the disposition of two consolidated communities in 2006.

Hospice and other ancillary services

In the UK and Germany, our wholly-owned subsidiaries provide resident care services to residents of communities owned by joint ventures. Revenues were $13.6 million, $4.8 million and $0.6 million in 2007, 2006 and 2005, respectively. In 2007, there was an average of 12 care companies operating the first half of the year and an average of 16 care companies operating the second half of the year. In 2006, there was an average of eight care companies operating during the year and in 2005 there were three care companies operating during the year.

North American operations include revenues for hospice care from our Trinity acquisition; private duty home health services provided by our At Home venture, and providing resident care services to residents of communities owned by joint ventures or third party owners managed by Sunrise. We provide care services in states we operate in where the care services providers are licensed separately from the room and board provider. Revenues were $112.2 million, $72.1 million and $44.0 million in 2007, 2006 and 2005, respectively. In 2007, the $40.1 million increase was primarily driven by the full year of operation for Trinity, partially offset by the June 2007 disposition of Sunrise At Home. In 2006, the $28.1 million increase was primarily due to Trinity acquired in September 2006 and the full year results of resident care revenues from care providers acquired with the Fountains acquisition in 2005. The majority of hospice services are paid for through Medicare, with payments subject to specific limitations.

Reimbursed contract services

Reimbursed contract services were $956.0 million in 2007 and $912.0 million in both 2006 and 2005. The increase of 4.8% in 2007 was due primarily to a 4.4% increase in the number of communities managed, from 360 to 376. There was no change in 2006 to 2005 primarily due to the fact that, while the number of managed communities declined due to the Five Star contract buyouts; this decline was offset by acquisitions and new community openings.

Operating Expenses

Development and venture expense

2007 Compared to 2006

Development and venture expense was $79.2 million in 2007 as compared to $69.1 million in 2006. The increase in development and venture expense of $10.1 million, or 14.5%, was primarily comprised of $8.9 million in salaries and benefits due primarily to an increase in the number of communities under development from 39 at December 31, 2006 to 44 at December 31, 2007 and an increase in the number of employees in the North American development organization, from 162 at December 31, 2006 to 221 at December 31, 2007.

2006 Compared to 2005

Development and venture expense was $69.1 million in 2006 as compared to $41.1 million in 2005. The increase in development and venture expense of $28.1 million, or 68.4%, was primarily comprised of:

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

Community expense for consolidated communities

2007 Compared to 2006

Community expense for consolidated communities was $290.2 million in 2007 as compared to $276.8 million in 2006. The increase in community and ancillary expense of $13.4 million, or 4.8%, was primarily comprised of:

•	$11.4 million increase from existing communities resulting primarily from increased labor costs; and

•	$2.0 million increase from the acquisition of one community.

2006 Compared to 2005

Community expense for consolidated communities was $276.8 million in 2006 as compared to $251.1 million in 2005. The increase in community and ancillary expense of $25.7 million, or 10.3%, was primarily comprised of:

•	$22.8 million from existing communities resulting primarily from increased labor costs;

•	$4.0 million from the acquisition of three communities;

•	$1.0 million decrease from the closing of two communities in 2005.

Hospice and other ancillary services

In the UK and Germany, our wholly-owned subsidiaries provide resident care services to residents of communities owned by joint ventures. Expenses (primarily labor and related costs) were $15.3 million, $6.0 million and $1.1 million in 2007, 2006 and 2005, respectively. In 2007, there was an average of 12 care companies operating the first half of the year and an average of 16 care companies operating the second half of the year. In 2006, there was an average of eight care companies operating during the year and in 2005 there were three care companies operating during the year.

North American costs include labor, variable patient costs, and administrative costs to provide these services for hospice, private duty home health services and assistance with activities of daily living. Expenses were $119.3 million, $68.8 million and $44.0 million in 2007, 2006 and 2005, respectively. The increase in 2007 was driven by the full year results of Trinity and higher care services costs due to increased volume, partially offset by the reduction in Sunrise At Home due to the disposition. The increase in costs in 2006 was driven by the Trinity acquisition in September and higher care service costs due to increased volume.

Community lease expense

2007 Compared to 2006

Community lease expense was $69.0 million in 2007 as compared to $62.0 million in 2006. The increase in community lease expense of $7.0 million, or 11.3%, was primarily a result of new international communities and increases in contingent rent. Contingent rent was $8.2 million in 2007 as compared to $6.5 million in 2006.

2006 Compared to 2005

Community lease expense was $62.0 million in 2006 as compared to $57.9 million in 2005. The increase in community lease expense of $4.1 million, or 7.0%, was primarily a result of increases in contingent rent. Contingent rent was $6.5 million in 2006 as compared to $4.8 million in 2005.

General and administrative

2007 Compared to 2006

General and administrative expense was $187.3 million in 2007 as compared to $131.5 million in 2006. The increase in general and administrative expense of $55.8 million, or 42.5%, was primarily comprised of:

•	$29.2 million increase in bonus expense primarily relating to gains at one of our ventures. During 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2007, we recorded bonus expense of $27.8 million in respect of the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2007, approximately $18.0 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable. See Item 1, “Business — Significant 2007 Developments — Ventures”.

•	$8.9 million increase in legal expense related to the Trinity OIG investigation, our exploration of strategic alternatives and the settlement of litigation;

•	$2.6 million increase related to costs associated with potential acquisitions that we decided not to pursue;

•	$9.0 million increase related to the implementation of outsourcing of our payroll processing function to ADP; and

•	$5.7 million increase in salaries, employee benefits and travel costs as the result of additional employees to support 17 additional communities in 2007.

2006 Compared to 2005

General and administrative expense was $131.5 million in 2006 as compared to $106.6 million in 2005. The increase in general and administrative expense of $24.9 million, or 23.3%, was primarily comprised of:

•	$9.0 million in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage;

•	$5.0 million loss for possible damages related to the Trinity OIG investigation and qui tam action;

•	$5.1 million of expense to support new communities in Canada, the UK and Germany; and

•	$1.8 million in transition costs for the terminated Five Star contracts.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

During 2007, we incurred legal and accounting fees of approximately $51.7 million related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions compared to approximately $2.6 million in 2006.

Loss on financial guarantees and other contracts

Loss on financial guarantees and other contracts was $22.0 million in 2007. We recorded an additional $16.0 million loss related to operating deficit shortfalls in Germany discussed below due to changes in expected cash flows due to slower than projected lease up and an additional $6.0 million loss related to construction cost overrun guarantees on a condominium project discussed below.

Loss on financial guarantees and other contracts in 2006 includes a $50.0 million loss related to funding of operating deficit shortfalls in Germany and $22.4 million related to income support guarantees. Also in 2006, we recorded a $17.2 million loss related to construction cost overrun guarantees on a condominium project. There were no losses on financial guarantees in 2005. See Item 1, “Business — Significant 2007 Developments”.

Provision for doubtful accounts

2007 Compared to 2006

Provision for doubtful accounts was $9.6 million in 2007 as compared to $14.6 million in 2006. The decrease of $5.0 million is primarily due to the write-off of $8.0 million of a receivable in 2006 resulting from prior fundings under a guarantee which were deemed to be uncollectible partially offset by 2007 write-offs of operating advances to four ventures.

2006 Compared to 2005

Provision for doubtful accounts was $14.6 million in 2006 as compared to $1.7 million in 2005. The increase of $12.9 million is primarily due to $8.0 million write-off of a receivable in 2006 resulting from prior fundings under a guarantee which were previously deemed to be collectible.

Impairment of owned communities

Impairment losses of owned communities were $7.6 million in 2007, $15.7 million in 2006 and $2.5 million in 2005 related to communities whose carrying amounts are not fully recoverable. These owned communities were primarily small senior living communities acquired between 1996 and 2006.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets was $56.7 million in 2007 related to the write-down of Trinity goodwill and other Trinity intangibles. See Item 1, “Business — Significant 2007 Developments — Trinity Hospice”.

Write-off of abandoned projects

The write-off of abandoned projects was $28.4 million in 2007 and $1.3 million in 2006. The increase primarily relates to the $21.0 million write-off of capitalized development costs for four senior living condominium projects due to adverse economic conditions.

Depreciation and amortization

Depreciation and amortization expense by segment was as follows:

(In thousands)	2007	2006	2005

North America	$47,843	$44,115	$40,791
Greystone	4,068	3,462	1,992
International (including Canada)	886	240	198
Hospice	2,483	831	—

	$55,280	$48,648	$42,981

Depreciation expense was $33.9 million, $27.1 million and $20.4 million in 2007, 2006 and 2005, respectively, excluding depreciation expense related to properties subject to the deposit method, financing method and profit-sharing method of accounting. See note 7 to consolidated financial statements.

2007 Compared to 2006

Depreciation and amortization expense was $55.3 million in 2007 as compared to $48.6 million in 2006. The increase in depreciation and amortization expense of $6.7 million, or 13.6%, was primarily comprised of $5.8 million from fixed assets placed in service and the acceleration of certain asset lives, $4.0 million increase in amortization due to an acceleration of certain management contract lives and $1.3 million from a full year of amortization expense as the result of the Trinity acquisition in 2006. The increases were partially offset by a $4.5 million decrease related to the sales of communities.

2006 Compared to 2005

Depreciation and amortization expense was $48.6 million in 2006 as compared to $43.0 million in 2005. The increase in depreciation and amortization expense of $5.6 million, or 13.2%, was primarily comprised of $6.7 million from fixed assets and software placed in service.

Write-off of unamortized contract costs

Write-off of unamortized contract costs was $25.4 million in 2006 and $14.6 million in 2005. These costs relate to the buyout of Five Star management contracts.

Other Non-operating Income (Expense)

2007 Compared to 2006

Interest income remained consistent between years as average cash balances remained relatively unchanged from 2006 to 2007. Included in interest income is $3.5 million and $2.1 million in 2007 and 2006, respectively, from our insurance captive. Interest income from the insurance captive does not affect our net income but rather reduces premiums paid by our communities, and therefore, is offset by reductions in community expense for consolidated communities and reimbursed contract services. Interest expense increased $0.4 million in 2007 as compared to 2006 due to an increase of $4.1 million related to mortgages and other debt and $0.3 million increase in loan amortization partially offset by an increase of $4.0 million in capitalized interest due to increased development activity. Other income (expense) decreased from income of $6.7 million in 2006 to a loss of $6.1 million in 2007 due primarily to a $1.5 million performance termination cure payment made in 2007 and $1.7 million in foreign exchange losses as a result of the weakening U.S. dollar against the British pound and the Euro in 2007. 2006 had income of $5.0 million related to the settlement of the MSLS acquisition and $1.9 million of income earned from collection of a fully-reserved receivable.

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

Other income increased approximately $3.6 million in 2006 from 2005 primarily as a result of $5.0 million of other income recorded in conjunction with our purchase of MSLS, which was partially offset by foreign exchange losses.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees. Gains in 2007, 2006 and 2005 are as follows (in millions):

	December 31,
	2007	2006	2005

Properties accounted for under basis of performance of services	$3.6	$1.8	$0.6
Properties accounted for previously under financing method	32.8	—	—
Properties accounted for previously under deposit method	52.4	35.3	81.3
Land sales	5.7	5.4	(0.2)
Sales of equity interests and other sales	10.6	8.8	—

Total gains on sale	$105.1	$51.3	$81.7

During 2007, 2006 and 2005, we recognized pre-tax gains of approximately $85.2 million, $35.3 million and $81.3 million, respectively, related to previous sales of real estate from 2002 through 2004 where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement. The gain was recognized in the year those guarantees were released.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

	December 31,
	2007	2006	2005

(In millions)
Sunrise’s share of earnings (losses) in unconsolidated communities	$60.7	$(12.0)	$(13.1)
Return on investment in unconsolidated communities	72.7	55.7	26.5
Impairment of equity investments	(24.5)	—	—

	$108.9	$43.7	$13.4

During 2007, our share of earnings in unconsolidated communities increased significantly primarily related to one venture in the UK During 2007, our UK venture in which we have a 20% equity interest sold seven communities to a different UK venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $75.5 million.

Excluding this gain, Sunrise’s share of losses in unconsolidated communities, which is primarily the result of pre-opening expenses and operating losses during the initial lease-up period, remained consistent between years.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including in our role as general partner. Any remaining distribution is recorded in income.

In 2007, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of a venture sold their majority interest to a new third party, the debt was refinanced, and the total cash we received and the gain recognized was $53.0 million. In another transaction, in conjunction with a sale by us of a 15% equity interest which gain is recorded in “Gain on the sale and development of real estate and equity interests” and the sale of the majority equity owner’s interest to a new third party, the debt was refinanced, and we received total proceeds of $4.1 million relating to our retained 20% equity interest in the venture, which we recorded as a return on investment in unconsolidated communities.

In 2006, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of two ventures sold their majority interests to a new third party, the debt was refinanced, and the total recorded return on investment to us from this combined transaction was approximately $21.6 million. In another transaction, the majority owner of a venture sold its majority interest to a new third party, the debt was refinanced, and the total return on investment to us was $26.1 million.

In 2005, we recorded $22.4 million of return on investment from the recapitalization of four ventures for 18 communities.

In 2007, we wrote-off equity investments in four unconsolidated ventures. The majority of the charge related to our investment in Aston Gardens, a venture which acquired six senior living communities in Florida in September 2006. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results are insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us. Based on our assessment, we have determined that our investment is impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007. See Item 1, “Business — Significant 2007 Developments — Aston Gardens”.

Benefit from (Provision for) Income Taxes

Our effective tax rate was (11.6)%, 53.0% and 38.6% in 2007, 2006 and 2005, respectively. The effective rate in 2007 was impacted by the write-off of goodwill related to Trinity for which there was no tax basis and revisions to the valuation allowance for federal tax assets. See note 15 to the consolidated financial statements for detailed reconciliations of the statutory tax rate to the effective tax rate.

Realization of net deferred tax assets of $137.3 million and $124.5 million at December 31, 2007 and 2006, respectively, is primarily dependent on our ability to generate sufficient taxable income in future periods.

Liquidity and Capital Resources

Overview

We had $138.2 million and $82.0 million of unrestricted cash and cash equivalents at December 31, 2007 and 2006, respectively.

To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings. At June 30, 2008, we had 31 communities under construction in North America and Europe and seven communities which we were developing through our Greystone subsidiary on behalf of third parties. We estimate that it will cost approximately $0.7 billion to complete the 31 communities we had in North America and Europe under construction as of June 30, 2008. 28 of these communities are either in ventures or committed to ventures and it is expected that the remaining three communities will be put into ventures before the end of 2008. Sunrise’s remaining equity commitments for these projects as of June 30, 2008 is estimated to be as much as $7.0 million. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of June 30, 2008.

As of June 30, 2008, we had entered into contracts to purchase or lease 86 additional development sites, for a total contracted purchase price of approximately $410 million. Generally, our land purchase commitments are terminable by Sunrise and a substantial portion of our $18.0 million in land deposits is refundable.

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. Based on the current capital market conditions and our focus on our strategic plan, this number will decrease by up to 50 percent with many starts deferred until 2009.

We do not have firm commitments to cover our full 2008 development plan, and no assurance can be made that we will be able to obtain this financing. We do not intend to begin construction on new projects without a capital partner and without committed debt financing. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities.

Additional financing resources will be required to complete the development and construction of these communities and to refinance existing indebtedness. Based on current market conditions related to construction debt financing we may be constrained in our ability to begin construction on all units in our revised 2008 plan and, accordingly, we may be required to defer some projects from 2008 to 2009. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities. We do not have firm commitments to cover our full 2008 development plan, and no assurance can be made that we will be able to obtain this financing. We do not intend to begin construction on new projects without a capital partner and without committed debt financing.

Long-Term Debt and Bank Credit Facility

At December 31, 2007, we had $253.9 million of outstanding debt with a weighted average interest rate of 6.75%. Of the outstanding debt we had $9.1 million of fixed-rate debt with a weighted average interest rate of 7.28% and $244.8 million of variable rate debt with a weighted average interest rate of 6.73%. At December 31, 2007, we had $222.5 million of debt that was classified as a current liability, although only $3.5 million of that debt is due in 2008. We consider borrowings under the Bank Credit Facility (see below) to be short-term as we intend to repay all borrowings within one year. In addition we are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing to entities directly or indirectly owned by us. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide our annual audited and quarterly unaudited financial statements in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek remedies including possible repayment of the loan. $117.6 million of these loans have been classified as current liabilities as of December 31, 2007.

On December 2, 2005, we entered into a $250.0 million secured Bank Credit Facility, which has since been reduced to $160.0 million as described below (the “Bank Credit Facility”), with a syndicate of banks. The Bank Credit Facility replaced our former credit facility. The Bank Credit Facility provides for both cash borrowings and letters of credit. It has an initial term of four years and matures on December 2, 2009 unless extended for an additional one-year period upon satisfaction of certain conditions. The Bank Credit Facility is secured by a pledge of all of the common and preferred stock issued by Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Senior Living Services, Inc. and Sunrise Development, Inc., each of which is our wholly-owned subsidiary, (together with us, the “Loan Parties”), and all future cash and non-cash proceeds arising therefrom and accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof. Prior to the amendments described below, interest on cash borrowings in non-US dollars accrued at the rate of the Banking

Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% at the maximum available to be drawn on the letters of credit. We pay commitment fees of 0.25% on the unused balance of the Bank Credit Facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. We had an outstanding balance of $100.0 million in borrowing and $71.8 million of outstanding letters of credit under the Bank Credit Facility at December 31, 2007. The letters of credit issued under the Bank Credit Facility expire within one year of issuance. Our available borrowing capacity on the Bank Credit Facility at December 31, 2007 was $78.3 million. Our available borrowing capacity on the Bank Credit Facility at June 30, 2008 was $58.7 million.

During 2006 and 2007, as a result of the delay in completing our Accounting Review, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 2.25% to LIBOR plus 2.50%.

On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ended March 31, 2008;

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008;

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with financial covenants in the Bank Credit Facility for the year ended December 31, 2007 and for the fiscal quarters ended March 31, 2008 and June 30, 2008, and waived compliance with the leverage ratio and fixed charge coverage ratio covenants for the fiscal quarter ending September 30, 2008.

In addition, pursuant to the July 2008 amendment, until such time as we have delivered evidence satisfactory to the administrative agent that we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and that we are in compliance with all financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making directly or indirectly any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility on the new outstanding maximum amount of $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive directly issued $43.3 million of letters of credit that had been issued under the Bank Credit Facility. As of June 30, 2008, we had outstanding borrowings of $75.0 million, outstanding letters of credit of $26.3 million and borrowing availability of approximately $58.7 million under the Bank Credit Facility. Taking into account the new liquidity covenants included in the July 2008 amendment to the Bank Credit Facility described above, we believe this availability, including unrestricted cash balances of approximately $75.0 million at June 30, 2008, will be sufficient to support our operations over the next twelve months.

Our Bank Credit Facility contains various other financial covenants and other restrictions, including provisions that: (1) require us to meet certain financial tests (for example, our Bank Credit Facility requires that we not exceed certain leverage ratios), maintain certain fixed charge coverage ratios and have a consolidated net worth of at least $450.0 million as adjusted each quarter and to meet other financial ratios and maintain a specified minimum liquidity and use excess cash and cash equivalents to pay down outstanding borrowings; (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent.

At December 31, 2007, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending September 30, 2008.

In the event that we are unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates and are not in compliance with the financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the quarter ending December 31, 2008, or fail to comply with the new liquidity covenants included in the July 2008 amendment, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information or the covenant compliance requirements, exercise their rights to accelerate the payment of all amounts then outstanding under the Bank Credit Facility and require us to replace or provide cash collateral for the outstanding letters of credit, or pursue further modification with respect to the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Loan Parties executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

We paid the lenders an aggregate fee of approximately $0.9 million and $1.9 million for entering into the amendments during 2007 and 2008, respectively.

Mortgage Financing

On May 7, 2008, 16 of our wholly-owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The mortgage loans bear interest at a variable rate equal to the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month rolling discount mortgage backed securities) plus 2.27% per annum, require monthly principal payments based on a 30-year amortization schedule (using an interest rate of 5.92%) and mature on June 1, 2013.

In connection with the mortgage loans, we entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145%, pursuant to an interest rate cap purchased on May 7, 2008, by each Borrower from SMBC Derivative Products Limited. The LIBOR rate approximates, but is not exactly equal to the “Discount” rate that is used in determining the interest rate on the mortgage loans; consequently, in the event the “Discount” rate exceeds the LIBOR rate, payments under the interest rate cap may not afford the Borrowers complete interest rate protection. The Borrowers purchased the rate cap for an initial period of three years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year.

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans as well), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts), $53.0 million of which was used to pay down amounts outstanding under our Bank Credit Facility. See Note 24 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2007, and fundings during 2007 are as follows (in thousands):

		FIN 45	FAS 5	Total
		Liability	Liability	Liability
		for Future	for Future	for Future
	Maximum Potential	Fundings at	Fundings at	Fundings at	Fundings
	Amount of Future	December 31,	December 31,	December 31,	during
Guarantee type	Fundings	2007	2007	2007	2007

Debt repayment	$16,832	$785	$—	$785	$—
Operating deficit	Uncapped	1,371	42,023	43,394	—
Income support	Uncapped	960	16,525	17,485	5,829
Other		—	4,150	4,150	—

Total		$3,116	$62,698	$65,814	$5,829

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of the debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.0 billion at December 31, 2007. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Below is a discussion of the significant guarantees that have impacted our income statement, financial position or cash flows or are reasonably expected to impact our profitability, financial position or cash flows in the future.

Senior Living Condominium Developments

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture. $14.7 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in the budgeted projected costs. Through June 30, 2008, we have paid approximately $47.0 million in cost overruns. See Item 1, “Business — Significant 2007 Developments — Senior Living Condominium Developments”.

The Fountains

In the third quarter of 2005, we acquired a 20% interest in a venture and entered into management agreements for the 16 communities owned by the venture. In conjunction with this transaction, we guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income up to $7.0 million per year through July 2010. We paid $12.0 million to the venture to enter into the management agreements, which was recorded as an intangible asset and is being amortized over the life of the management agreements. The $12.0 million was placed into a reserve account, and the first $12.0 million of shortfalls were to be funded from this reserve account. In late 2006 and 2007, we determined that shortfalls will exceed the amount held in the reserve account. As a result, we recorded a pre-tax charge of $22.4 million in the fourth quarter of 2006. We are continuing to receive management fees, which we estimate to be approximately $9.0 million in 2008, with respect to these communities. See Item 1, “Business — Significant 2007 Developments — The Fountains”.

Germany Venture

At December 31, 2007 and June 30, 2008, we provided pre-opening and management services to eight and nine communities, respectively, in Germany. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required. See Item 1, “Business — Significant 2007 Developments — Germany Venture.”

Other Guarantees

We guarantee the $25.0 million senior component of public project finance bonds issued by the Camden County Investment Authority. The proceeds of the bond issuance were used to acquire and renovate a CCRC located in New Jersey for which we manage the community pursuant to a management agreement. This venture is consolidated as a VIE. See Note 8 to our Consolidated Financial Statements. As indicated in Note 8, we provide operating deficit guarantees for non-consolidated VIEs.

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. See Note 18 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of long-term debt, equity investments in unconsolidated entities and future minimum lease payments at December 31, 2007 are as follows (in thousands):

	Payments due by period
					More
		Less Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$153,888	$122,541	$3,203	$2,474	$25,670
Bank Credit Facility	100,000	100,000	—	—	—
Equity investments in unconsolidated entities	61,123	22,105	38,792	226	—
Operating leases	727,773	68,532	143,997	138,272	376,972

Total	$1,042,784	$313,178	$185,992	$140,972	$402,642

At December 31, 2007, we had entered into contracts to purchase 101 development sites, for a total contracted purchase price of approximately $400.0 million, and had also entered into contracts to lease six development sites for lease periods ranging from five to 80 years. Generally, our land purchase commitments are terminable if we are unable to obtain zoning approval. At June 30, 2008, there were $18.0 million in deposits related to 86 land purchases with a total contracted purchase price of approximately $410.0 million.

We consider borrowings under the Bank Credit Facility to be short-term as we intend to repay all borrowings within one year. In addition, we are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($117.6 million) have been classified as current liabilities as of December 31, 2007.

Cash Flows

Our primary sources of cash from operating activities are from management fees, professional fees, from monthly fees and other billings from services provided to residents of our consolidated communities and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement for these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

In 2007, 2006 and 2005, we billed and collected $28.2 million, $21.6 million and $14.4 million, respectively, of Greystone development fees, of which $26.4 million, $15.1 million and $13.0 million, respectively, was deferred and will be recognized when the contract is completed. Included in the $74.4 million of deferred gains on the sale of real estate and deferred revenues at December 31, 2007 is $54.5 million related to Greystone and $19.9 million of cash received related to our real estate transactions for Sunrise development properties that are accounted for in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Net cash provided by operating activities was $235.0 million and $117.5 million in 2007 and 2006, respectively. In 2007, cash flows provided by operations was primarily due to distributions from equity method investments from venture recapitalizations and cash flows from operations. In 2006, cash flows provided by operations was positively influenced by a significant increase in self-insurance liabilities, which were offset by a significant increase in due from unconsolidated communities. We have placed emphasis on improved management of amounts due from unconsolidated communities and expect to see reductions in this working capital item in future periods.

Net cash provided by operating activities was $117.5 million and $190.0 million in 2006 and 2005, respectively. In 2006, cash flows provided by operations was positively influenced by a significant increase in self-insurance liabilities, which were offset by a significant increase in due from unconsolidated communities. We have placed emphasis on improved management of amounts due from unconsolidated communities and expect to see reductions in this working capital item in future periods. In 2005, cash flows provided by operations were significantly influenced by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $235.5 million and $258.9 million in 2007 and 2006, respectively. In 2007, we increased our capital expenditures to $240.3 million, primarily related to spending on the development of senior living communities. This use of cash was partially offset by $171.3 million of proceeds from sales of communities to ventures. We also made $51.9 million of contributions to ventures that are developing senior living communities. Finally we acquired one community, Connecticut Ave., for $50.0 million. In 2006, we acquired Trinity, a 25% interest in Aston Gardens and the Raiser portfolio. We made significant contributions to ventures that were building unconsolidated senior living communities and made significant investments in consolidated communities while receiving distributions from unconsolidated communities of $72.6 million.

Net cash used in investing activities was $258.9 million and $168.5 million in 2006 and 2005, respectively. In 2006, we acquired Trinity, a 25% interest in Aston Gardens and the Raiser portfolio. We made significant contributions to ventures that were building unconsolidated senior living communities and made significant investments in consolidated communities while receiving distributions from unconsolidated communities of $72.6 million. In 2005, we acquired Greystone and The Fountains using cash of $46.5 million and $29.0 million, respectively, acquired property for $134.3 million and contributed $64.1 million to unconsolidated senior living communities. These uses of cash in 2005 were partially offset by $56.2 million from the disposition of property and $9.3 million of distributions received from unconsolidated senior living communities.

Net cash provided by financing activities was $56.7 million and $78.3 million in 2007 and 2006, respectively. Activities included additional borrowings in 2007 and 2006 of $229.7 million and $154.1 million, respectively, offset by debt repayments in 2007 and 2006 of $170.9 million and $90.8 million, respectively. The additional borrowings under our Bank Credit Facility were used to fund our operations and continued development of senior living communities.

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

Stock Repurchase Programs

In July 2002, our Board of Directors authorized the repurchase of outstanding shares of our common stock up to an aggregate purchase price of $50.0 million over the subsequent 12 months. In May 2003, our Board of Directors expanded the repurchase program to an aggregate purchase price of $150.0 million to repurchase outstanding shares of common stock and/or our outstanding 5.25% convertible subordinated notes due 2009. In March 2004, our Board of Directors authorized the additional repurchase of outstanding shares of our common stock and/or our outstanding convertible subordinated notes up to an aggregate purchase price of $50.0 million. At December 31, 2005, each of these preceding authorizations had expired to the extent not utilized. In November 2005, our Board of Directors approved a new repurchase plan that provided for the repurchase of up to $50.0 million of our common stock and/or the outstanding convertible subordinated notes. This plan extended through December 31, 2007 and was not renewed. There were no share repurchases in 2007 or 2006. In 2005, 347,980 shares were repurchased at an average price of $25.03.

Market Risk

We are exposed to market risk from changes in interest rates primarily through variable rate debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity. The following table details by category the principal amount, the average interest rate and the estimated fair market value of our debt (in thousands):

Maturity Date	Fixed Rate	Variable Rate
Through December 31,	Debt	Debt

2008	$4,074	$218,467
2009	1,147	880
2010	159	1,015
2011	171	1,040
2012	183	1,080
Thereafter	3,347	22,325

Total Carrying Value	$9,081	$244,807

Average Interest Rate	7.3%	6.7%

Estimated Fair Market Value	$9,207	$244,807

Notes receivable as of December 31, 2007 consist of the following two notes (dollars in thousands):

	Interest Rate	2007

Note V with international venture	4.37%	$592
Promissory Note XIV	Euribor + 4.25%	8,837

		$9,429

Estimated fair market value		$9,336

Note V is fixed rate instruments and Promissory Note XIV is a floating rate instrument.

In addition, we also are exposed to currency risk. At December 31, 2007, we had net U.S. dollar equivalent assets/(liabilities) of $9.9 million, $34.4 million and $(70.3) million in Canadian dollars, British pounds and Euros, respectively.

Critical Accounting Estimates

We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates than we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Impairment of Goodwill, Intangible Assets, Long-Lived Assets and Investments in Ventures

Nature of Estimates Required — Goodwill.  Goodwill is not amortized, but is subject to periodic assessments of impairment. We test goodwill for impairment annually during the fourth quarter, or when changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value of goodwill (based on a purchase price allocation methodology) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Restoration of a previously-recognized goodwill impairment loss is not allowed.

Nature of Estimates Required — Intangibles and Long-Lived Assets.  Intangibles and long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

Assumptions and Approach Used.  We estimate the fair value of a reporting unit, intangible asset, or asset group based on market prices (i.e., the amount for which the reporting unit, intangible asset or asset group could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, cost of capital, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

Changes in assumptions or estimates could materially affect the determination of fair value of a reporting unit, intangible asset or asset group and therefore could affect the amount of potential impairment of the asset. The following key assumptions to our income approach include:

•	Business Projections — We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the communities using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•	Growth Rate — A growth rate is used to calculate the terminal value of the business, and is added to budgeted earnings before interest, taxes, depreciation and amortization. The growth rate is the expected rate at which earnings are projected to grow beyond the planning period;

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect our assumptions regarding pricing estimates for our communities and services. These macro-economic assumptions include, but are not limited to, industry projections, inflation, interest rates, price of labor, and foreign currency exchange rates; and

•	Discount Rates — When measuring a possible impairment, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit, asset, or asset group. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or similar line of business.

As a result of our current projections regarding the daily census and projected revenue for Trinity, we recorded an expense of $56.7 million related to the impairment of Trinity goodwill and intangible assets in 2007. See Item 1, “Business — Significant 2007 Developments — Trinity Hospice”.

In addition, in 2007, 2006, and 2005, we recorded impairment expense of $7.6 million, $15.7 million, and $2.5 million related to two, four, and one communities, respectively, and in 2007, we wrote-off $35.7 million of investments in ventures.

Nature of Estimates Required — Investments in Ventures.  We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. The equity interest in these ventures generally ranges from 10% to 50%.

Our investments in ventures accounted for using the equity and cost methods of accounting are impaired when it is determined that there is “other than a temporary” decline in the fair value as compared to the carrying value of the venture or for equity method investments when individual long-lived assets inside the venture meet the criteria specified above. A commitment to a plan to sell some or all of the assets in a venture would cause a recoverability evaluation for the individual long-lived assets in the venture and possibly the venture itself. Our evaluation of the investment in the venture would be triggered when circumstances indicate that the carrying value may not be recoverable due to loan compliance causes, significant under performance relative to historical or projected future operating performance and significant industry or economic trends.

Assumptions and Approach Used.  The assumptions and approach for the evaluation of the individual long-lived assets inside the venture are described above. Our approach for evaluation of an investment in a venture would be based on market prices, when available, or an estimate of the fair value using the market approach. The assumptions and risks related are identical to the disclosure for goodwill, intangible assets and long-lived assets described above.

Loss Reserves for Self-Insured Programs

Nature of Estimates Required.  We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). The design and purpose of a large deductible insurance program is to reduce the overall premium and claims costs by internally financing lower cost claims that are more predictable from year to year, while buying insurance only for higher-cost, less predictable claims.

We have self-insured a portion of the Self-Insured Risks through a wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (“SSLII”). SSLII issues policies of insurance to and receives premiums from Sunrise Senior Living, Inc. that are reimbursed through expense allocation to each operated community and us. SSLII pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

We also offer our employees an option to participate in self-insured health and dental plans. The cost of our employee health and dental benefits, net of employee contributions, is shared by us and the communities based on the respective number of participants working directly either at our corporate headquarters or at the communities. Funds collected are used to pay the actual program costs which include estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. We have aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator.

Assumptions and Approach Used for Self-Insured Risks.  We record outstanding losses and expenses for the Self-Insured Risks and for our health and dental plans based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2007, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined. While a single value is recorded on Sunrise’s balance sheet, loss reserves are based on estimates of future contingent events and as such contain inherent uncertainty. A quantification of this uncertainty would reflect a range of reasonable favorable and unfavorable scenarios. Sunrise’s annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

Sensitivity Analysis for Self-Insured Risks.  The recorded liability for Self-Insured Risks was approximately $142.2 million at December 31, 2007. This liability would be approximately $130.1 million if it were based on the “expected value” assuming a 50% confidence level.

We share any revisions to prior estimates with the communities participating in the insurance programs based on their proportionate share of any changes in estimates. Accordingly, the impact of changes in estimates on Sunrise’s income from operations would be much less sensitive than the difference above.

Assumptions and Approach Used for Health and Dental Plans.  For our self-insured health and dental plans, we record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims and is based on the recommendations of an independent actuary. The variability in the liability for unpaid claims including incurred but not yet reported claims is much less significant than the self-insured risks discussed above because the claims are more predictable as they generally are known within 90 days and the high and the low end of the range of estimated cost of individual claims is much closer than the workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks discussed above.

Sensitivity Analysis for Self-Insured Health and Dental Plan Costs.  The liability for self-insured incurred but not yet reported claims for the self-insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $9.9 million and $9.7 million at December 31, 2007 and 2006, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2007, but actual claims may differ. The difference between the recorded liability for self-insured incurred but not yet reported claims for the health and dental plan is $0.5 million higher than the expected value (the liability computed using a 50% confidence level). We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

Variable Interest Entities

Nature of Estimates Required.  We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. Our equity interest in these ventures generally ranges from 10% to 50%.

We review all of our ventures to determine if they are variable interest entities (“VIEs”). If a venture meets the requirements and is a VIE, we must then determine if we are the primary beneficiary of the VIE. Estimates are required for the computation and probability of estimated cash flows, expected losses and expected residual returns of the VIE to determine if we are the primary beneficiary of the VIE and therefore required to consolidate the venture.

Assumptions.  In determining whether we are the primary beneficiary of a VIE, we must make assumptions regarding cash flows of the entity, expected loss levels and expected residual return levels. The probability of various cash flow possibilities is determined from business plans, budgets and entity history if available. These cash flows are discounted at the risk-free interest rate. Computations are then made based on the estimated cash flows of the expected losses and residual returns to determine if the entity is a variable interest entity, and, if so, to determine the primary beneficiary. Changes in estimated cash flows and the probability factors could change the determination of the primary beneficiary and whether there is a requirement to consolidate a VIE.

Valuation of Deferred Tax Assets

Nature of Estimates Required.  Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50 percent) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. SFAS No. 109 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	Nature, frequency, and severity of current and cumulative financial reporting losses — A pattern of objectively measured recent financial reporting losses is a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•	Sources of future taxable income — Future reversals of existing temporary differences are verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•	Tax planning strategies — If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

See Note 15 of the Notes to the Consolidated Financial Statements for more information regarding deferred tax assets.

A return to profitability in certain of our operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets. In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance. However, since we have heavily weighted recent financial reporting losses and given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, we have concluded as of December 31, 2007 and 2006 that it is more likely than not certain deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

At December 31, 2007 and 2006, our deferred tax assets, net of the valuation allowances of $12.4 million and $13.1 million, respectively, were $137.3 million and $124.5 million, respectively. These net deferred tax assets related to operations where we believed it was more likely than not that these net deferred tax assets would be realized through future taxable earnings. Accordingly, no valuation allowance has been established on our remaining net deferred tax assets. We will continue to assess the need for a valuation allowance in the future. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Liability for Possible Tax Contingencies

Liabilities for tax contingencies are recognized based on the requirements of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109 regarding the calculation and disclosure of reserves for uncertain tax positions. FIN 48 requires us to analyze the technical merits of our tax positions and determine the likelihood that these positions will be sustained if they were ever examined by the taxing authorities. If we determine that it is unlikely that our tax positions will be sustained, a corresponding liability is created and the tax benefit of such position is reduced for financial reporting purposes.

Evaluation and Nature of Estimates Required.  The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step in the evaluation process is recognition. The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.

The second step in the evaluation process is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which:

(a) the threshold is met (for example, by virtue of another taxpayer’s favorable court decision);

(b) the position is “effectively settled” by virtue of the closing of an examination where the likelihood of the taxing authority reopening the examination of that position is remote; or

(c) the relevant statute of limitations expires.

Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Interest and Penalties.  FIN 48 requires us to accrue interest and penalties that, under relevant tax law, we would incur if the uncertain tax positions ultimately were not sustained. Accordingly, under FIN 48, interest would start to accrue for financial statement purposes in the period in which it would begin accruing under relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. Penalties would be accrued in the first period in which the position was taken on a tax return that would give rise to the penalty.

Assumptions.  In determining whether a tax benefit can be recorded, we must make assessments of a position’s sustainability and the likelihood of ultimate settlement with a taxing authority. Changes in our assessments would cause a change in our recorded position and changes could be significant. As of December 31, 2007, we had a recorded liability for possible losses on uncertain tax positions of $14.6 million.

Accounting for Financial Guarantees

When we enter into guarantees in connection with the sale of real estate, we may be prevented from initially either accounting for the transaction as a sale of an asset or recognizing in earnings the profit from the sale transaction. For guarantees that are not entered into in conjunction with the sale of real estate, we recognize at the inception of a guarantee or the date of modification, a liability for the fair value of the obligation undertaken in issuing a guarantee which require us to make various assumptions to determine the fair value. On a quarterly basis, we review and evaluate the estimated liability based upon operating results and the terms of the guarantee. If it is probable that we will be required to fund additional amounts than previously estimated, a loss is recorded for that contingent loss. Fundings that are recoverable as a loan from a venture are considered in the determination of the contingent loss recorded. Loan amounts are evaluated for impairment at inception and then quarterly.

In 2006, we recorded a loss of $50.0 million for our expected loss on the operating deficit guarantees we have for our German communities and a loss of $22.0 million for our expected loss on a guarantee of a specified level of net operating income to the Fountains venture. Due to continued deteriorating operating performance of our communities in Germany in 2007 we revised our estimated liability for operating deficit guarantees and as a result, we recorded additional expense of $16.0 million. Because our loss on the operating deficit guarantees for our German communities is based on projections spanning numerous years it is highly susceptible to future adverse change and such changes could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used.  For the German operating deficit guarantees, we calculated the estimated loss on financial guarantees based on projected operating losses and an assumed sale of the community after the operations have stabilized. The assumed sale value uses estimated cap rates. For the Fountains guarantee of net operating income, we calculated the estimated loss based on projected cash flows during the remaining term of the guarantee. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, cost of capital, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

Changes in assumptions or estimates could materially affect the determination of fair value of an asset. The following key assumptions to our income approach include:

•	Business Projections — We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the communities using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•	Growth Rate — A growth rate is used to calculate the terminal value of the business, and is added to budgeted earnings before interest, taxes, depreciation and amortization. The growth rate is the expected rate at which earnings are projected to grow beyond the planning period;

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect our assumptions regarding pricing estimates for our communities and services. These macro-economic assumptions include, but are not limited to, industry projections, inflation, interest rates, price of labor, and foreign currency exchange rates; and

•	Discount Rates — When measuring a possible loss, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

In 2006, we recorded a loss of $17.2 million for our expected loss due to the completion guarantee for our condominium project under construction. Due to continued deterioration of the condominium project in 2007, we revised our estimated liability for the completion guarantee and as a result, we recorded additional expense of

$6.0 million. Accordingly, changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used in Calculating our Loss on Completion Guarantees.  The computation of our expected loss on our completion guarantee involves the use of various estimating techniques to determine total estimated project costs at completion. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of time including the nature and complexity of the work to be performed, the cost and availability of materials and the impact of delays. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the ultimate cost of our condominium development project. We review our contract estimates at least quarterly to assess revisions in contract values and estimated costs at completion. We have recorded our best estimate of our loss but it is reasonably possible that our possible loss could exceed amounts recorded.

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us, some for specific matters describe in Note 18 to the financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we are not able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. At December 31, 2007, we have recorded an accrual of $6.0 million for our estimated exposure to loss related to the Trinity OIG Investigation and qui tam action discussed in Note 18 to the Consolidated Financial Statements. We have not recorded any loss related to our possible exposure to shareholder litigation as a potential loss is not probable or estimable. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Impact of Changes in Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007, and applied its provisions to all tax positions upon initial adoption. Only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. There was no adjustment to our recorded tax liability as a result of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. SFAS 157 is effective for Sunrise as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. We are evaluating the impact that SFAS 157 will have on its financial statements.

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 was effective for us at January 1, 2007. We are currently developing one condominium project for an unconsolidated venture. The venture has applied EITF 06-8.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The irrevocable election of the fair value option is made on an instrument by instrument basis, and applied to the entire instrument, and not just a portion of it. The changes in fair value of each item elected to be measured at fair value are recognized in earnings each reporting period. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate any existing disclosure requirements. This standard is effective for Sunrise as of January 1, 2008. We have not chosen to measure any financial instruments at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. The standard is effective for us as of January 1, 2009, and earlier adoption is prohibited.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for us as of January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

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

Item 8.	Financial Statements and Supplementary Data

The following information is included on the pages indicated:

*	To be filed by amendment as soon as these financial statements become available. See Item 1B, “Unresolved Staff Comments”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2006 and 2005.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate for Sales of Condominiums, effective January 1, 2007.

Also as discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2008 expressed an adverse opinion thereon.

Ernst & Young LLP

McLean, Virginia
July 30, 2008

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share and share amounts)	2007	2006
		(Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$138,212	$81,990
Accounts receivable, net	76,909	75,055
Notes receivable	—	4,174
Income taxes receivable	63,624	30,873
Due from unconsolidated communities, net	61,854	80,729
Deferred income taxes, net	33,567	29,998
Restricted cash	61,999	34,293
Prepaid insurance	23,720	5,485
Prepaid expenses and other current assets	70,079	19,401

Total current assets	529,964	361,998
Property and equipment, net	656,211	609,385
Property and equipment subject to a sales contract, net	—	193,158
Property and equipment subject to financing, net	58,871	62,520
Notes receivable	9,429	17,631
Due from unconsolidated communities	19,555	24,959
Intangible assets, net	83,769	103,771
Goodwill	169,736	218,015
Investments in unconsolidated communities	97,173	104,272
Restricted cash	165,386	143,760
Other assets, net	8,503	8,832

Total assets	$1,798,597	$1,848,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$122,541	$91,923
Outstanding draws on bank credit facility	100,000	50,000
Accounts payable and accrued expenses	275,362	216,087
Due to unconsolidated communities	37,344	5,792
Deferred revenue	9,285	8,703
Entrance fees	34,512	38,098
Self-insurance liabilities	67,267	41,379

Total current liabilities	646,311	451,982
Long-term debt, less current maturities	31,347	48,682
Deposits related to properties subject to a sales contract	—	240,367
Liabilities related to properties accounted for under the financing method	54,317	66,283
Investment accounted for under the profit-sharing method	51,377	29,148
Guarantee liabilities	65,814	75,805
Self-insurance liabilities	74,971	72,993
Deferred gains on the sale of real estate and deferred revenues	74,367	51,958
Deferred income tax liabilities	82,605	78,632
Other long-term liabilities, net	133,717	85,228

Total liabilities	1,214,826	1,201,078

Minority interests	10,208	16,515
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,556,925 and 50,572,092 shares issued and outstanding, net of 103,696 and 27,197 treasury shares, at December 31, 2007 and 2006, respectively	506	506
Additional paid-in capital	452,640	445,275
Retained earnings	112,123	182,398
Accumulated other comprehensive income	8,294	2,529

Total stockholders’ equity	573,563	630,708

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,798,597	$1,848,301

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
		(Restated)	(Restated)

Operating revenue:
Management fees	$127,830	$117,228	$104,823
Buyout fees	1,626	134,730	83,036
Professional fees from development, marketing and other	38,855	28,553	24,920
Resident fees for consolidated communities	402,396	381,709	341,610
Hospice and other ancillary services	125,796	76,882	44,641
Reimbursed contract services	956,047	911,979	911,992

Total operating revenues	1,652,550	1,651,081	1,511,022
Operating expenses:
Development and venture expense	79,203	69,145	41,064
Community expense for consolidated communities	290,203	276,833	251,058
Hospice and other ancillary services expense	134,634	74,767	45,051
Community lease expense	68,994	61,991	57,946
General and administrative	187,325	131,473	106,601
Accounting Restatement and Special Independent Committee Inquiry	51,707	2,600	—
Loss on financial guarantees and other contracts	22,005	89,676	—
Provision for doubtful accounts	9,564	14,632	1,675
Impairment of owned communities	7,641	15,730	2,472
Impairment of goodwill and intangible assets	56,729	—	—
Depreciation and amortization	55,280	48,648	42,981
Write-off of abandoned development projects	28,430	1,329	902
Write-off of unamortized contract costs	—	25,359	14,609
Reimbursed contract services	956,047	911,979	911,992

Total operating expenses	1,947,762	1,724,162	1,476,351

(Loss) income from operations	(295,212)	(73,081)	34,671
Other non-operating income (expense):
Interest income	9,894	9,577	6,231
Interest expense	(6,647)	(6,204)	(11,882)
(Loss) gain on investments	—	(5,610)	2,036
Other (expense) income	(6,089)	6,706	3,105

Total other non-operating (expense) income	(2,842)	4,469	(510)
Gain on the sale and development of real estate and equity interests	105,081	51,347	81,723
Sunrise’s share of earnings and return on investment in unconsolidated communities	108,947	43,702	13,472
Gain (loss) from investments accounted for under the profit-sharing method	22	(857)	(857)
Minority interests	4,470	6,916	6,721

(Loss) income before provision for income taxes	(79,534)	32,496	135,220
Benefit from (provision for) income taxes	9,259	(17,212)	(52,156)

Net (loss) income	$(70,275)	$15,284	$83,064

Earnings per share data:
Basic net (loss) income per common share	$(1.41)	$0.31	$2.00
Diluted net (loss) income per common share	(1.41)	0.30	1.74

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of	Common	Additional			Other
	Common	Stock	Paid-in	Retained	Deferred	Comprehensive
(In thousands)	Stock	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

Balance at January 1, 2005 (As previously stated)	41,138	$412	$279,116	$91,545	$(4,535)	$3,165	$369,703
Effect of restatement				(7,495)			(7,495)

Balance at January 1, 2005 (Restated)	41,138	412	279,116	84,050	(4,535)	3,165	362,208
Net income (Restated)	—	—	—	83,064	—	—	83,064
Foreign currency translation loss, net of tax	—	—	—	—	—	(3,231)	(3,231)
Sunrise’s share of investee’s other comprehensive loss	—	—	—	—	—	(503)	(503)

Total comprehensive income (Restated)	—	—	—	—	—	—	79,330

Issuance of common stock to employees	2,248	22	31,307	—	—	—	31,329
Repurchase of common stock	(348)	(3)	(8,709)	—	—	—	(8,712)
Conversion of convertible debt	3	—	55	—	—	—	55
Issuance of restricted stock	412	4	10,995	—	(10,997)	—	2
Amortization of restricted stock	—	—	—	—	3,209	—	3,209
Tax effect of stock-based compensation	—	—	13,443	—	—	—	13,443

Balance at December 31, 2005 (Restated)	43,453	435	326,207	167,114	(12,323)	(569)	480,864
Net income (Restated)	—	—	—	15,284	—	—	15,284
Foreign currency translation income, net of tax	—	—	—	—	—	2,205	2,205
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	893	893

Total comprehensive income (Restated)	—	—	—	—	—	—	18,382

Issuance of common stock to employees	374	3	5,161	—	—	—	5,164
Conversion of convertible debt	6,700	67	117,917	—	—	—	117,984
Issuance of restricted stock	45	1	532	—	—	—	533
Forfeiture of restricted stock	—	—	(5)	—	—	—	(5)
Adoption of SFAS 123R	—	—	(12,323)	—	12,323	—	—
Stock-based compensation expense	—	—	5,846	—	—	—	5,846
Tax effect of stock-based compensation	—	—	1,940	—	—	—	1,940

Balance at December 31, 2006 (Restated)	50,572	506	445,275	182,398	—	2,529	630,708
Net loss	—	—	—	(70,275)	—	—	(70,275)
Foreign currency translation income, net of tax	—	—	—	—	—	5,865	5,865
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	(100)	(100)

Total comprehensive loss	—	—	—	—	—	—	(64,510)

Issuance of restricted stock	88	1	—	—	—	—	1
Forfeiture or surrender of restricted stock	(103)	(1)	(1,818)	—	—	—	(1,819)
Stock-based compensation expense	—	—	7,020	—	—	—	7,020
Tax effect of stock-based compensation	—	—	2,163	—	—	—	2,163

Balance at December 31, 2007	50,557	$506	$452,640	$112,123	$—	$8,294	$573,563

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2006	2005
(In thousands)	2007	(Restated)	(Restated)

Operating activities
Net (loss) income	$(70,275)	$15,284	$83,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash gain on sale and development of real estate and equity interests	(61,635)	(51,347)	(81,723)
(Gain) loss from investments accounted for under the profit-sharing method	(22)	857	857
Gain from application of financing method	—	(1,155)	(528)
Gain on sale of investment in Sunrise REIT debentures	—	—	(2,036)
Loss on sale of investments	—	5,610	—
Impairment of goodwill and other intangible assets	56,729	—	—
Write-off of abandoned development projects	28,430	1,329	902
Provision for doubtful accounts	9,564	14,632	1,675
Provision for deferred income taxes	733	(3,853)	29,357
Impairment of long-lived assets	7,641	15,730	2,472
Loss on financial guarantees and other contracts	22,005	89,676	—
Sunrise’s share of earnings and return on investment in unconsolidated communities	(108,947)	(11,997)	(13,073)
Distributions of earnings from unconsolidated communities	168,322	66,381	26,545
Minority interest in income/loss of controlled entities	(4,470)	(6,916)	(6,721)
Depreciation and amortization	55,280	48,648	42,981
Write-off of unamortized contract costs	—	25,359	14,609
Amortization of financing costs	1,051	1,404	1,483
Stock-based compensation	7,020	6,463	5,465
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(16,536)	(23,242)	3,850
Due from unconsolidated communities	102,996	(83,451)	(6,279)
Prepaid expenses and other current assets	(55,443)	(4,041)	(3,425)
Other assets	(1,177)	6,694	(6,189)
Increase (decrease) in:
Accounts payable and accrued expenses	78,576	22,204	68,820
Captive insurance restricted cash	(32,930)	(48,840)	(28,130)
Entrance fees	(3,586)	913	1,095
Self-insurance liabilities	27,866	30,186	21,885
Guarantee liabilities	(5,806)	—	—
Deferred revenue and gains on the sale of real estate	29,621	983	33,034

Net cash provided by operating activities	235,007	117,511	189,990

Investing activities
Capital expenditures	(240,309)	(188,655)	(132,857)
Acquisitions of business assets	(49,917)	(103,491)	(75,532)
Dispositions of property	171,338	83,290	56,246
Cash obtained in acquisition of Greystone	—	—	10,922
Change in restricted cash	(20,579)	(11,428)	(15,701)
Purchases of short-term investments	(448,900)	(172,575)	(62,825)
Proceeds from short-term investments	448,900	172,575	77,725
Increase in investments and notes receivable	(181,451)	(343,286)	(158,697)
Proceeds from investments and notes receivable	136,744	376,061	187,042
Investments in unconsolidated communities	(51,940)	(77,371)	(64,080)
Distributions of capital from unconsolidated communities	601	5,954	9,273

Net cash used in investing activities	(235,513)	(258,926)	(168,484)

Financing activities
Net proceeds from exercised options	—	4	29,065
Additional borrowings of long-term debt	229,688	154,140	149,539
Repayment of long-term debt	(170,860)	(90,781)	(137,296)
Contribution from minority interests	3,210	15,669	5,000
Distributions to minority interests	(5,310)	(630)	(1,021)
Financing costs paid	—	(75)	(2,622)
Repurchases of common stock	—	—	(8,712)

Net cash provided by financing activities	56,728	78,327	33,953

Net increase (decrease) in cash and cash equivalents	56,222	(63,088)	55,459
Cash and cash equivalents at beginning of year	81,990	145,078	89,619

Cash and cash equivalents at end of year	$138,212	$81,990	$145,078

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

Organization

We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. We were incorporated in Delaware on December 14, 1994.

At December 31, 2007, we operated 439 communities, including 402 communities in the United States, 12 communities in Canada, 17 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 54,000. Our communities offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing, rehabilitative care and hospice services. We develop senior living communities for ourself, for unconsolidated ventures in which we retain an ownership interest and for third parties.

Basis of Presentation

The consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) include our wholly owned and controlled subsidiaries. Variable interest entities (“VIEs”) in which we have an interest have been consolidated when we have been identified as the primary beneficiary. Commencing with our adoption of EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), entities in which we hold the managing member or general partner interest are consolidated unless the other members or partners have either (1) the substantive ability to dissolve the entity or otherwise remove us as managing member or general partner without cause or (2) substantive participating rights, which provide the other partner or member with the ability to effectively participate in the significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 was effective June 29, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. There are no previously unconsolidated entities that required consolidation as a result of adoption of EITF 04-5. Investments in ventures in which we have the ability to exercise significant influence but do not have control over are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

2.	Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Restricted Cash

We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). We have self-insured a portion of the Self-Insured Risks through our wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance to and receives premiums from us that are reimbursed through expense allocations to each operated community and us. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by Sunrise Captive of $128.2 million and $95.3 million at December 31, 2007 and 2006, respectively, is available to pay claims. The

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

earnings from the investment of the cash of Sunrise Captive are used to reduce future costs of and pay the liabilities of Sunrise Captive. Interest income in Sunrise Captive was $3.5 million, $2.1 million and $0.6 million for 2007, 2006 and 2005, respectively. Restricted cash also includes escrow accounts related to other insurance programs, land deposits, a bonus program and other items.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts on our outstanding receivables based on an analysis of collectibility, including our collection history and generally do not require collateral to support outstanding balances.

Notes Receivable

We on occasion may provide financing to unconsolidated ventures at negotiated interest rates. These loans are included in “Notes receivable” in the consolidated balance sheets. The collectibility of these notes is monitored based on the current performance of the ventures, the budgets and projections for future performance. If circumstances were to suggest that any amounts with respect to these notes would be uncollectible, we would establish a reserve to record the notes at their net realizable value. Generally we do not require collateral to support outstanding balances.

Due from Unconsolidated Communities

Due from unconsolidated communities represents amounts due from unconsolidated ventures for development and management costs, including development fees, operating costs such as payroll and insurance costs, and management fees. Development costs are reimbursed when third-party financing is obtained by the venture. Operating costs are generally reimbursed within thirty days.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the remaining lease term. Repairs and maintenance are charged to expense as incurred.

In conjunction with the acquisition of land and the development and construction of communities, preacquisition costs are expensed as incurred until we determine that the costs are directly identifiable with a specific property. The costs would then be capitalized if the property was already acquired or the acquisition of the property is probable. Upon acquisition of the land, we commence capitalization of all direct and indirect project costs clearly associated with the development and construction of the community. We expense indirect costs as incurred that are not clearly related to projects. We charge direct costs to the projects to which they relate. If a project is abandoned, we expense any costs previously capitalized. We capitalize the cost of the corporate development department based on the time employees devote to each project. We capitalize interest as described in “Capitalization of Interest Related to Development Projects” and other carrying costs to the project and the capitalization period continues until the asset is ready for its intended use or is abandoned.

We capitalize the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery is reasonably expected from future sales.

We review the carrying amounts of long-lived assets for impairment when indicators of impairment are identified. If the carrying amount of the long-lived asset (group) exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset (group) we record an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the assets. We determine the fair value of long-lived assets based upon valuation techniques that include prices for similar assets (group).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Real Estate Sales

We account for sales of real estate in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”). For sales transactions meeting the requirements of SFAS 66 for full accrual profit recognition, the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full accrual profit recognition, we account for the transactions in accordance with the methods specified in SFAS 66. For sales transactions that do not contain continuing involvement following the sale or if the continuing involvement with the property is contractually limited by the terms of the sales contract, profit is recognized at the time of sale. This profit is then reduced by the maximum exposure to loss related to the contractually limited continuing involvement. Sales to ventures in which we have an equity interest are accounted for in accordance with the partial sale accounting provisions as set forth in SFAS 66.

For sales transactions that do not meet the full accrual sale criteria as set forth in SFAS 66, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting rather than full accrual sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

Venture agreements may contain provisions which provide us with an option or obligation to repurchase the property from the venture at a fixed price that is higher than the sales price. In these instances, the financing method of accounting is followed. Under the financing method of accounting, we record the proceeds received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), is reflected as “interest expense” on the financing obligation. Because the transaction includes an option or obligation to repurchase the asset at a higher price, interest is recorded to accrete the liability to the repurchase price. Depreciation expense continues to be recorded as a period expense. All cash paid or received by us is recorded as an adjustment to the financing obligation. If the repurchase option or obligation expires and all other criteria for profit recognition under the full accrual method have been met, a sale is recorded and gain is recognized. The assets are recorded in “Property and equipment subject to financing, net” in the consolidated balance sheets, and the liabilities are recorded in “Liabilities related to properties accounted for under the financing method” in the consolidated balance sheets.

In transactions accounted for as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, profit, including our development fee, is only recognizable to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

We also may provide a guarantee to support the operations of the properties. If the guarantees are for an extended period of time, we apply the profit-sharing method and the property remains on the books, net of any cash proceeds received from the buyer. If support is required for a limited period of time, sale accounting is achieved and profit on the sale may begin to be recognized on the basis of performance of the services required when there is reasonable assurance that future operating revenues will cover operating expenses and debt service.

Under the profit-sharing method, the property portion of our net investment is amortized over the life of the property. Results of operations of the communities before depreciation, interest and fees paid to us is recorded as “Loss from investments accounted for under the profit-sharing method” in the consolidated statements of income. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the net investment. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by us is recorded as an adjustment to the net investment. The net investment is reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We provided a guaranteed return on investment to certain buyers of properties. When the guarantee was for an extended period of time, SFAS 66 precludes sale accounting and we applied the profit-sharing method. When the guarantee was for a limited period of time, the deposit method was applied until operations of the property covered all operating expenses, debt service, and contractual payments, at which time profit was recognized under the performance of services method.

Under the deposit method, we did not recognize any profit, and continued to report in our financial statements the property and related debt even if the debt had been assumed by the buyer, and disclosed that those items are subject to a sales contract. We continued to record depreciation expense. All cash paid or received by us was recorded as an adjustment to the deposit. When the transaction qualified for profit recognition under the full accrual method, the application of the deposit method was discontinued and the gain was recognized. The assets were recorded in “Property and equipment, subject to a sales contract, net” and the liabilities were recorded in “Deposits related to properties subject to a sales contract” in the consolidated balance sheets. At December 31, 2007, we no longer have any sales transactions accounted for under the deposit method.

Capitalization of Interest Related to Development Projects

Interest is capitalized on real estate under development, including investments in ventures in accordance with SFAS No. 34, Capitalization of Interest Cost, (“SFAS 34”) and in accordance with FASB Statement No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (“SFAS 58”). Under SFAS 34 the capitalization period commences when development begins and continues until the asset is ready for its intended use or the enterprise suspends substantially all activities related to the acquisition of the asset. Under SFAS 58, we capitalize interest on our investment in ventures for which the equity therein is utilized to construct buildings and cease capitalizing interest on our equity investment when the first property in the portfolio commences operations. The amount of interest capitalized is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based on specific borrowings to the extent there are specific borrowings. When project specific borrowings do not exist or are less than the amount of qualifying assets, the calculation for such excess uses a weighted average of all other debt outstanding.

Goodwill and Intangible Assets

We capitalize costs incurred to acquire management, development and other contracts. In determining the allocation of the purchase price to net tangible and intangible assets acquired, we make estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals.

Intangible assets are valued using expected discounted cash flows and are amortized using the straight-line method over the remaining contract term, generally ranging from one to 30 years. The carrying amounts of intangible assets are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the asset (group) exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset (group), an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value.

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the fair value of goodwill to assess potential impairment on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make the determination based upon future cash flow projections. We record an impairment loss for goodwill when the carrying value of the goodwill is less than the estimated fair value.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Investments in Unconsolidated Communities

We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. Our equity interest in these ventures generally ranges from 10% to 50%.

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), we review all of our ventures to determine if they are variable interest entities (“VIEs”). If a venture is a VIE, it is consolidated by the primary beneficiary, which is the variable interest holder that absorbs the majority of the venture’s expected losses, receives a majority of the venture’s expected residual returns, or both. At December 31, 2007, we consolidated seven VIEs where we are the primary beneficiary.

In accordance with EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated under EITF 04-5.

For ventures not consolidated, we apply the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”). Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. In accordance with SOP 78-9, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Our reported share of earnings is adjusted for the impact, if any, of basis differences between our carrying value of the equity investment and our share of the venture’s underlying assets. We generally do not have future requirements to contribute additional capital over and above the original capital commitments, and in accordance with APB 18, we discontinue applying the equity method of accounting when our investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Financing Costs

Costs incurred in connection with obtaining permanent financing for our consolidated communities are deferred and amortized over the term of the financing using the effective interest method. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.

Loss Reserves For Certain Self-Insured Programs

We offer a variety of insurance programs to the communities we operate. These programs include property insurance, general and professional liability insurance, excess/umbrella liability insurance, crime insurance, automobile liability and physical damage insurance, workers’ compensation and employers’ liability insurance and employment practices liability insurance (the “Insurance Program”). Substantially all of the communities we operate participate in the Insurance Program are charged their proportionate share of the cost of the Insurance Program.

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

We have self-insured a portion of the Self-Insured Risks through the Sunrise Captive. The Sunrise Captive issues policies of insurance to and receives premiums from us that are reimbursed through expense allocation to each operated community. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

We record outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2007, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on the proportionate share of any changes.

Employee Health and Dental Benefits

We offer employees an option to participate in our self-insured health and dental plan. The cost of our employee health and dental benefits, net of employee contributions, is shared between us and the communities based on the respective number of participants working either at our corporate headquarters or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Although claims under this plan are self-insured, we have aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. We believe that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2007, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the program based on their proportionate share of any changes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Continuing Care Agreements

We lease communities under operating leases and own communities that provide life care services under various types of entrance fee agreements with residents (“Entrance Fee Communities” or “Continuing Care Retirement Communities”). Residents of Entrance Fee Communities are required to sign a continuing care agreement with us. The care agreement stipulates, among other things, the amount of all entrance and monthly fees, the type of residential unit being provided, and our obligation to provide both health care and non-health care services. In addition, the care agreement provides us with the right to increase future monthly fees. The care agreement is terminated upon the receipt of a written termination notice from the resident or the death of the resident. Refundable entrance fees are returned to the resident or the resident’s estate depending on the form of the agreement either upon reoccupancy or termination of the care agreement.

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability was recorded as of December 31, 2007. A liability of $1.3 million was recorded at December 31, 2006.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations. Deferred entrance fees were $34.5 million and $38.1 million at December 31, 2007 and 2006, respectively.

Non-refundable portions of entrance fees are deferred and recognized as revenue using the straight-line method over the actuarially determined expected term of each resident’s contract.

Accounting for Guarantees

Guarantees entered into in connection with the sale of real estate often prevent us from either accounting for the transaction as a sale of an asset or recognizing in earnings the profit from the sale transaction. Guarantees not entered into in connection with the sale of real estate are considered financial instruments. For guarantees considered financial instruments we recognize at the inception of a guarantee or the date of modification, a liability for the fair value of the obligation undertaken in issuing a guarantee. On a quarterly basis, we evaluate the estimated liability based on the operating results and the terms of the guarantee. If it is probable that we will be required to fund additional amounts than previously estimated a loss is recorded. Fundings that are recoverable as a loan from a venture are considered in the determination of the contingent loss recorded. Loan amounts are evaluated for impairment at inception and then quarterly.

Asset Retirement Obligations

In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, Asset Retirement Obligations (“FIN 47”) we record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

Certain of our operating real estate assets contain asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations, and we have no current plans to remove the asbestos. When, and if, these properties are demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed of. Because the obligation to remove the asbestos has an indeterminable settlement date, we are not able to reasonably estimate the fair value of this asset retirement obligation. Asbestos has also been found at some of our development sites where old buildings are scheduled to be demolished and replaced with new Sunrise facilities. As of December 31, 2007 and 2006 our estimates for asbestos removal costs for these sites were insignificant.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, certain of our long-term ground leases include clauses that may require us to dispose of the leasehold improvements constructed on the premises at the end of the lease term. These costs, however, are not estimable due to the range of potential settlement dates and variability among properties. Further, the present value of the expected costs is insignificant as the remaining term of each of the leases is fifty years or more.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We record the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how these events are treated for tax purposes. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. We provide a valuation allowance against the net deferred tax assets when it is more likely than not that sufficient taxable income will not be generated to utilize the net deferred tax assets.

Revenue Recognition

“Management fees” is comprised of fees from management contracts for operating communities owned by unconsolidated ventures and third parties, which consist of base management fees and incentive management fees. The management fees are generally between five and eight percent of a managed community’s total operating revenue. Fees are recognized in the month they are earned in accordance with the terms of the management contract.

“Buyout fees” is comprised of fees primarily related to the buyout of management contracts.

“Professional fees from development, marketing and other” is comprised of fees received for services provided prior to the opening of an unconsolidated community. Our development fees related to building design and construction oversight are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage of completion portion of the revenues. Greystone Communities, Inc.’s (“Greystone”) development contracts are multiple element arrangements. Since there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. Deferred development revenue for these Greystone contracts were $54.6 million and $28.1 million at December 31, 2007 and 2006, respectively, and is included in “Deferred gains on the sale of real estate and deferred revenues” in the balance sheet.

We form ventures, along with third-party partners, to invest in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the ventures are repaid the initial invested capital plus fees generally between 50% and 75% of their investment. We consolidated these ventures that are formed to invest in the project as we control them. No revenue is recognized until the permanent financing is in place.

“Resident fees from consolidated communities” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.

“Hospice and other ancillary services” is comprised of fees for providing palliative end of life care and support services for terminally ill patients and their families, fees for providing care services to residents of certain communities owned by ventures and fees for providing private duty home health assisted living services. Hospice revenues are highly dependent on payments from Medicare, paid primarily on a per diem basis, from the Medicare programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions or changes in Medicare funding could significantly affect our results of our hospice operations. Reductions in

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

amounts paid by government programs for the services or changes in methods or regulations governing payments could cause our net hospice revenue and profits to materially decline.

“Reimbursed contract services” is comprised of reimbursements for expenses incurred by us, as the primary obligor, on behalf of communities operated by us under long-term management agreements. Revenue is recognized when we incur the related costs. If we are not the primary obligor, certain costs, such as interest expense, real estate taxes, depreciation, ground lease expense, bad debt expense and cost incurred under local area contracts, are not included. The related costs are included in “Reimbursed contract services” expense.

We considered the indicators in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in making our determination that revenues should be reported gross versus net. Specifically, we are the primary obligor for certain expenses incurred at the communities, including payroll costs, insurance and items such as food and medical supplies purchased under national contracts entered into by us. We, as manager, are responsible for setting prices paid for the items underlying the reimbursed expenses, including setting pay-scales for our employees. We select the supplier of goods and services to the communities for the national contracts that we enter into on behalf of the communities. We are responsible for the scope, quality and extent of the items for which we are reimbursed. Based on these indicators, we have determined that it is appropriate to record revenues gross versus net.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”) to record compensation expense for our employee stock options, restricted stock awards, and employee stock purchase plan. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and its related implementation guidance. Prior to the adoption of SFAS 123(R), we followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

SFAS 123(R) requires that all share-based payments to employees be recognized in the consolidated statements of income based on their grant date fair values with the expense being recognized over the requisite service period. We use the Black-Scholes model to determine the fair value of our awards at the time of grant.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Certain of our subsidiaries’ functional currencies are the local currency of the respective country. In accordance with SFAS No. 52, Foreign Currency Translation, balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period except for stockholders’ equity accounts and intercompany accounts with consolidated subsidiaries that are considered to be of a long-term nature, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated at a weighted average of exchange rates during the period. The cumulative effect of the translation is included in “Accumulated other comprehensive (loss) income” in the consolidated balance sheets.

Advertising Costs

We expense advertising as incurred. Total advertising expense for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $3.3 million, and $3.6 million, respectively.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. There was no adjustment to our recorded tax liability as a result of adopting FIN 48.

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (“EITF 06-8”). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 was effective for us at January 1, 2007. We are currently developing one condominium project for an unconsolidated venture. The venture has applied EITF 06-8 for sales.

Future Adoption of Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. SFAS 157 is effective for us as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. We are evaluating the impact that SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The irrevocable election of the fair value option is made on an instrument by instrument basis, and applied to the entire instrument, and not just a portion of it. The changes in fair value of each item elected to be measured at fair value are recognized in earnings each reporting period. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate any existing disclosure requirements. This standard is effective for us as of January 1, 2008. We have not chosen to measure any financial instruments at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” The standard is effective for us as of January 1, 2009, and earlier adoption is prohibited. All of our future acquisitions will be impacted by this standard.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective as of January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

3.	Restatement Related to Accounting for Lease Payments and Non-Refundable Entrance Fees for Two Continuing Care Retirement Communities

We lease six CCRCs under operating leases and provide life care services under various types of entrance fee agreements with residents. Upon admission to a community, the resident signs a continuing care agreement with us. The care agreement stipulates, among other things, the amount of all entrance and monthly fees, the type of residential unit being provided, and our obligation to provide both health care and non-health care services. In addition, the care agreement provides us with the right to increase future monthly fees. The care agreement is terminated upon the receipt of a written termination notice from the resident or the death of the resident. The refundable portion of the entrance fee is returned to the resident or the resident’s estate depending on the form of the agreement either upon reoccupancy or termination of the care agreement. The obligation to repay is acknowledged through the provisions of a Lifecare Bond. The non-refundable portion of the entrance fee is deferred and recognized as revenue using the straight-line method over the actuarially determined expected term of each resident’s contract. For one of these communities, the entrance fees are fully refundable and two communities do not have entrance fees. For the remaining three communities, residents choose between various entrance fee packages where the non-refundable component ranges from 10% to 100% of the total entrance fee (the larger the non-refundable portion, the lower the total payment).

For two CCRCs that were previously owned by MSLS, the sale of the CCRCs by MSLS to a third party resulted in a bifurcation of real estate ownership and operations, and separated the entrance fee repayment obligation from us, as the third party lessor became the primary obligor of the Lifecare Bonds. We collect the entrance fees from the resident under a continuing care agreement. In accordance with our lease, we sell and issue the Lifecare Bonds to residents on behalf of the lessor and remit all entrance fees to the lessor. In accordance with the terms of these two leases, we receive a rent credit against the amount of minimum rent due each accounting period equal to the amount of non-refundable fees collected by us from residents and remitted to the lessor.

Historically, we reported rent expense net of the amount of rent credit we received from the landlord for the non-refundable fees. We also did not consider the entrance fees to be compensation for the services we were providing to the resident and therefore did not record them as deferred revenue on our balance sheet.

Upon further review, we have now determined that we are the primary obligor to the resident for life care services and for providing a unit for the resident to occupy when we enter into the continuing care agreement with the resident. We enter into leases to be able to fulfill our obligation to provide a unit for the resident. For the non-refundable component of the entrance fee we have determined we should defer the fee and amortize it into income as we provide services to the resident over the expected term of the continuing care agreement. As there is a legal assignment of the obligation to repay the Lifecare bond to the lessor, we are not required to record the liability on our books and, therefore, no accounting adjustment was required for this item.

In regard to the calculation of rent expense, all payments to the lessor both for minimum rent (which in accordance with the lease is a fixed amount, with a scheduled 3% annual increase, less a rent credit equal to the amount of non-refundable entrance fees) and the non-refundable entrance fees are considered rent expense.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The effect of the restatement was to decrease retained earnings at January 1, 2005 by approximately $7.5 million, to reduce pre-tax income in 2005 and 2006 by approximately $6.6 million and $8.3 million, respectively, and to reduce 2005 and 2006 net income by approximately $4.0 million and $5.1 million, respectively. The restatement resulted in an increase to resident fees for consolidated communities of approximately $1.6 million in 2005 and $2.7 million in 2006, and an increase to community lease expense of approximately $8.2 million in 2005 and $11.0 million in 2006. We have restated the prior-period financial statements to correct these errors in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

4.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts
	Receivable	Other Assets	Total

Balance January 1, 2005 (restated)	$1,888	$—	$1,888
Provision for doubtful accounts	1,675	—	1,675
Write-offs	(1,065)	—	(1,065)

Balance December 31, 2005 (restated)	2,498	—	2,498
Provision for doubtful accounts	6,632	8,000	14,632
Write-offs	(1,626)	—	(1,626)

Balance December 31, 2006 (restated)	7,504	8,000	15,504
Provision for doubtful accounts	7,644	1,920	9,564
Write-offs	(4,708)	—	(4,708)

Balance December 31, 2007	$10,440	$9,920	$20,360

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	Asset Lives	2007	2006

Land and land improvements	15 years	$77,709	$76,456
Building and building improvements	40 years	337,310	330,431
Furniture and equipment	3-10 years	148,829	122,479

		563,848	529,366
Less: Accumulated depreciation		(157,744)	(125,315)

		406,104	404,051
Construction in progress		250,107	205,334

Property and equipment, net		$656,211	$609,385

Depreciation expense for communities was $33.9 million, $27.1 million, and $20.4 million in 2007, 2006, and 2005, respectively, excluding depreciation expense related to properties subject to the deposit method, financing method and profit-sharing method of accounting. See Note 7.

During 2007, we recorded an impairment charge of $7.6 million related to two communities acquired in 1999 and 2006. During 2006, we recorded an impairment charge of $15.7 million related to seven small senior living communities which were acquired between 1996 and 1999.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2007, we decided to discontinue development of four senior living condominium projects due to adverse economic conditions and as a result, we recorded pre-tax charges totaling approximately $21.0 million in 2007 to write-off capitalized development costs for these projects. In the first quarter of 2008, we suspended the development of the remaining three condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.0 million in the first quarter of 2008.

6.	Acquisitions

Sunrise Connecticut Avenue Assisted Living, LLC

In August 2007, we purchased a 90% interest in Sunrise Connecticut Avenue Assisted Living, LLC, a venture in which we previously owned a 10% interest, for approximately $28.9 million and approximately $1.0 million in transaction costs. Approximately $19.9 million of existing debt was paid off at closing and we entered into new debt of $40.0 million. As a result of the acquisition, Sunrise Connecticut Avenue Assisted Living, LLC is our wholly owned subsidiary and the financial results are consolidated as of the acquisition date in August 2007.

The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values that were assigned as follows (in millions):

Net working capital	$0.6
Property and equipment	40.3
Other assets	0.1
Land	8.8
Less: Debt of venture assumed	(19.9)

Total purchase price (including transaction costs)	$29.9

Sunrise Connecticut Avenue Assisted Living, LLC does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

Raiser Portfolio

In August 2006, we acquired the long term management contracts of two San Francisco Bay Area CCRCs and the ownership of one community. The two managed communities are condominiums owned by the residents. The three communities have a combined capacity of more than 200 residents.

The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price values were assigned as follows (in millions):

Net working capital	$0.9
Land, property and equipment	17.0
Entrance fee liability and future service obligations	(11.5)
Management contracts and other assets	21.0

Total purchase price (including transaction costs)	$27.4

The weighted-average amortization period for the management contracts is 30 years. Raiser does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

Trinity Hospice, Inc.

In September 2006, we acquired Trinity Hospice, Inc. (“Trinity”), a large provider of hospice services in the United States. Trinity currently operates 20 hospice programs across the United States.

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

As of December 31, 2006, Trinity’s average daily census was approximately 1,500. As of December 31, 2007, Trinity’s average daily census was approximately 1,300. This decline in census from 2006 to 2007 was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts. As a result of a review of the goodwill and intangible assets related to Trinity, we recorded an impairment loss of approximately $56.7 million in 2007.

2005 Acquisitions

In May 2005, we acquired Greystone for a total purchase price of approximately $49.0 million with a potential acquisition cost of $54.0 million subject to various adjustments set forth in the acquisition agreement. Performance milestones were reached in 2006 and 2007, with $2.5 million expected to be paid in 2008.

In July 2005 we contributed approximately $25.8 million in cash in exchange for a 20% interest in an unconsolidated venture formed to purchase assets from The Fountains, an Arizona based owner and operator of senior living communities.

7.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in millions):

	December 31,
	2007	2006	2005

Properties accounted for under basis of performance of services	$3.6	$1.8	$0.6
Properties accounted for previously under financing method	32.8	—	—
Properties accounted for previously under deposit method	52.4	35.3	81.3
Land sales	5.7	5.4	(0.2)
Sales of equity interests and other sales	10.6	8.8	—

Total gains on the sale and development of real estate and equity interests	$105.1	$51.3	$81.7

Basis of Performance of Services

During the years ended December 31, 2007, 2006 and 2005, we sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures with three, nine and seven underlying communities, respectively, for $86.2 million, $182.5 million and $98.0 million, net of transaction costs, respectively. In connection with the transactions, we provided guarantees to support the operations of the underlying communities for a limited period of time. In addition, we operate the communities under long-term management

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreements upon opening. Due to our continuing involvement, all gains on the sale and fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. Deferred gains of $1.7 million, $7.7 million and $8.3 million were recorded in 2007, 2006 and 2005, respectively. Gains of $3.6 million, $1.8 million and $0.6 million were recognized in 2007, 2006 and 2005, respectively.

Financing Method

In 2004, we sold majority membership interests in two entities which owned partially developed land to two separate ventures. In conjunction with these two sales, we had an option to repurchase the communities from the venture at an amount that was higher than the sales price. At the date of sale, it was likely that we would repurchase the properties, and as a result the financing method of accounting has been applied.

In March 2007, the two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recognized in 2007. No gains were recognized in 2006 or 2005.

Relevant details are as follows (in thousands):

	December 31,
	2007	2006	2005

Property and equipment subject to financing, net	$—	$62,520	$64,174
Liabilities relating to properties subject to the financing method	—	(66,283)	(64,208)
Depreciation expense	505	1,959	363
Development fees received, net of costs	—	—	1,335
Management fees received	230	981	93

In December 2007, we sold a majority membership interest in an entity which owned an operating community. In conjunction with the sale, the buyer had the option to put its interests and shares back to us if certain conditions were not met by June 2008. If the conditions were met prior to June 2008, the buyer’s put option would be extinguished. As of December 31, 2007, the conditions were not met. Due to the existence of the put option that allows the buyer to compel us to repurchase the property, we applied the financing method of accounting. The total property and equipment subject to financing, net, was $58.9 million and the liability relating to properties subject to the financing method was $54.3 million at December 31, 2007.

In February 2008, the required conditions were met, the buyer’s put option was extinguished and sale accounting was achieved. In connection with the sale, we also provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale will be initially deferred and then recognized using the basis of performance of services method.

Deposit method

We accounted for the sale of an operating community in 2004 under the deposit method of accounting as we guaranteed to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the community. The guarantee expired on the earlier of (a) the end of any consecutive twelve month period during which the property achieved its net operating income target, or (b) October 31, 2006. We recorded a gain of $4.0 million upon expiration of the guarantee on October 31, 2006. No gains were recognized in 2005 and 2004.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Relevant details are as follows (in thousands):

	December 31,
	2007	2006	2005

Property subject to sales contract, net	$—	$—	$10,142
Deposits related to properties subject to a sales contract	—	—	(13,843)
Depreciation expense	—	296	331
Development fees received, net of costs	—	—	—
Management fees received	—	198	192

During 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide support to the buyer if the cash flows from the communities were below a stated target. The guarantee expired at the end of the 18th full calendar month from the date on which all permits and licenses necessary for the admittance of residents had been obtained for the last development property. The last permits were obtained in January 2006 and the guarantee expired in July 2007. We recorded a gain of $52.5 million upon the expiration of the guarantee.

Relevant details are as follows (in thousands):

	December 31,
	2007	2006	2005

Properties subject to sales contract, net	$—	$193,158	$197,781
Deposits related to properties subject to a sales contract	—	(240,367)	(236,692)
Depreciation expense	4,876	8,257	7,168
Development fees received, net of costs	—	20	1,412
Management fees received	2,331	3,738	3,023

During 2003, we sold three portfolios with a combined 28 operating communities. In connection with the sale, we were obligated to fund any net operating income shortfall as compared to a stated benchmark for a period of 12 to 24 months following the date of sale. In 2004, we sold a portfolio of five operating communities. In connection with the sale, we guaranteed a stated level of net operating income for an 18-month period following the date of sale. These guarantees, in accordance with SFAS 66, require the application of the deposit method of accounting. We recorded pre-tax gains of approximately $0, $28.3 million and $80.9 million in 2007, 2006 and 2005, respectively, as these guarantees expired.

Relevant details are as follows (in thousands):

	December 31,
	2007	2006	2005

Properties subject to sales contract, net	$—	$—	$47,308
Deposits related to properties subject to a sales contract	—	—	(74,247)
Depreciation expense	—	848	6,644
Development fees received, net of costs	—	—	—
Management fees received	—	617	4,548

In addition, during 2007, 2006 and 2005, Sunrise recognized losses or gains on sales of $(0.1) million, $3.0 million and $0.4 million, respectively, related to communities that were sold in 2002, but the gain had been deferred.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Land Sales

During 2007, 2006 and 2005, we sold three, two and one pieces of undeveloped land, respectively. There were no forms of continuing involvement that precluded sale accounting or gain recognition. We recognized gains or losses of $5.7 million, $5.4 million and $(0.2) million, respectively, related to these land sales.

Sales of Equity Interests

During 2007 and 2006, we sold our equity interest in four and two ventures, respectively, whose underlying asset is real estate. In accordance with EITF No. 98-8, Accounting for Transfers of Investments That Are in Substance Real Estate (“EITF 98-8”), the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with SFAS 66. For all of the transactions, we did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. We recognized gains on sale of $10.6 million and $8.8 million in 2007 and 2006, respectively, related to these sales.

Gain (Loss) from Investments Accounted for Under the Profit-Sharing Method, net

We currently apply the profit-sharing method to the following transactions as we provided guarantees to support the operations of the properties for an extended period of time:

(1) during 2006, the sale of two entities related to a partially developed condominium project;

(2) during 2004, the sale of a majority membership interest in one venture with two underlying properties; and

(3) during 2004, the sale of three partially developed communities

Relevant details are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Revenue	$23,791	$19,902	$11,077
Expenses	(17,450)	(16,528)	(10,310)

Income from operations before depreciation	6,341	3,374	767
Depreciation expense	—	—	1,964
Distributions to other investors	(6,319)	(4,231)	(3,588)

Income (loss) from investments accounted for under the profit-sharing method	$22	$(857)	$(857)

Investments accounted for under the profit-sharing method, net	$(51,377)	$(29,148)	$(5,106)
Amortization expense on investments accounted for under the profit-sharing method	$1,800	$1,800	$—

Condominium Sales

We began to develop senior living condominium projects in 2004. In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.7 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in the budgeted projected costs. Through June 30, 2008, we have paid approximately $47.0 million in cost overruns.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Variable Interest Entities

At December 31, 2007, we held a management agreement with one entity and an equity interest in eight ventures that are considered VIEs, for a total of nine VIEs. We are the primary beneficiary of and, therefore, consolidate seven of these VIEs. We are not considered the primary beneficiary of the remaining two VIEs and, therefore, account for these investments under the equity or cost method of accounting.

Consolidated VIEs

•	The entity that we have a management agreement with is a continuing care retirement community located in the U.S. comprised of 254 continuing care retirement community apartments, 32 assisted living units, 27 Alzheimer care apartments and 60 skilled nursing beds. We have included $20.1 million and $21.4 million, respectively, of net property and equipment related to this entity in our 2007 and 2006 consolidated balance sheets and $24.6 million and $25.2 million, respectively, of debt. We guaranteed in 2007 and 2006 $23.2 million and $23.8 million, respectively, of this debt. We included $1.5 million, $1.5 million and $1.1 million, respectively, of depreciation and amortization expense related to this entity in our 2007, 2006 and 2005 consolidated statements of income.

•	Six of the seven consolidated VIEs are investment partnerships formed with third-party partners to invest capital in the pre-finance stage of certain Greystone projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment. Greystone, which was acquired by us in May 2005, is a developer and manager of CCRCs. We have included $9.0 million and $13.8 million of cash related to these ventures in our 2007 and 2006 consolidated balance sheets, respectively. At December 31, 2006, six Greystone VIEs were consolidated. During 2007, two of these six ventures were no longer considered VIEs and were deconsolidated. Two new Greystone investment partnerships were formed to invest seed capital in 2007 and at December 31, 2007, six Greystone VIEs were consolidated.

Unconsolidated VIEs

•	Sunrise At Home Senior Living Services, Inc. (“Sunrise At Home”) was a venture between Sunrise and two third parties. The venture offered home health services by highly trained staff members in customers’ homes and had annual revenue of approximately $19.0 million in 2006. In June 2007, Sunrise At Home was merged with Alliance Care and we received a preferred equity interest in Alliance Care. Alliance Care provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, Alliance Care operates over 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. As a result of the merger, we are no longer the primary beneficiary and deconsolidated Sunrise At Home as of the merger date. At December 31, 2007, Alliance Care has total assets of $41.2 million, total liabilities of $38.1 million, and annual revenue of $84.3 million.

•	In July 2007, we formed a venture with a partner to purchase six communities from our first UK venture. The new venture also entered into a firm commitment to purchase 11 additional communities from the venture which are currently under development in the UK. At December 31, 2007, this venture has total assets of $562.7 million, total liabilities of $472.0 million, and annual revenue of $17.0 million.

Our book equity investment in these non-consolidated VIEs was $5.5 million at December 31, 2007, and that amount is our maximum exposure to loss.

At December 31, 2006, six ventures with Sunrise REIT were VIEs. In April 2007, Ventas acquired Sunrise REIT. After the acquisition, these ventures were no longer considered VIEs.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Buyout of Management Contracts

During 2006, Five Star bought out 18 management contracts for which we were the manager. We recognized $131.1 million in buyout fees and an additional $3.6 million for management fees which would have been earned during the transition period. We also wrote-off the related remaining $25.4 million unamortized management contract intangible asset.

During 2005, Five Star bought out 12 management contracts for which we were the manager. We recognized $83.0 million in buyout fees. We also wrote-off the related remaining $14.6 million unamortized management contract intangible asset. Five Star’s right to buyout these contracts was unconditional regardless of performance.

10.	Notes Receivable

Notes receivable (including accrued interest) consist of the following (in thousands):

		December 31,
	Interest Rate(1)	2007	2006

Note V with international venture	4.37%	$592	$1,030
Promissory Note XIV	Euribor + 4.25%	8,837	4,834
Promissory Note XIII	7.50%	—	11,767
Note VI, revolving credit agreement	10.00%	—	4,174

		9,429	21,805
Current maturities		—	(4,174)

		$9,429	$17,631

(1)	Interest rate at December 31, 2007

All the notes are with affiliated ventures with the exception of Promissory Note XIII.

In 2002, we jointly formed a venture (“International LLC III”) in which we have a 20% ownership interest. In May 2002, we agreed to loan funds to International LLC III (“Note V”) to partially finance the initial development and construction of communities in the United Kingdom and Germany. Outstanding principal and interest are due as senior living communities are sold by the venture. A portion of the note was repaid in 2007.

In December 2005, we agreed to loan International LLC III up to 10 million Euros ($14.719 million at December 31, 2007) (“Promissory Note XIV”) on a revolving basis to fund operating deficits of the lease-up communities in Germany. The loan is unsecured and subordinated to the senior lenders of the German communities. Outstanding principal and interest payments are due on the earlier of December 31, 2010 or the termination of senior financing, with one two-year renewal at the option of International LLC III. As of December 31, 2007, the full 10 million Euros has been funded. We currently do not expect to receive repayment of 3.996 million Euros ($5.882 million). The carrying value above has been reduced by this estimated uncollectible amount of $5.882 million.

In May 2004, we accepted a promissory note of $10.0 million (“Promissory Note XIII”). We had an option to purchase an alternate property (land) from the borrower, and if we chose to purchase this land, the purchase price of the alternate property would be credited against the principal balance of this note, under the terms of the note agreement. Outstanding principal and interest were due on June 1, 2006. During 2006, the maturity date on the promissory note was extended until May 15, 2008. The land was purchased during 2007 and the note was repaid. This note was collateralized by the underlying land.

In 2002, we jointly formed a venture (“LLC VI”) in which we have a 20% ownership interest. The purpose of LLC VI is to develop, construct and own senior living communities. We agreed to loan LLC VI up to $20.0 million

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

(“Note VI”) through a revolving credit agreement to partially finance the initial development and construction of 15 communities. Note VI is secured by the communities and is subordinated to other lenders of LLC VI. LLC VI borrowed an additional $10.4 million against the credit agreement and we received payments of $9.2 million for principal. The note was repaid as part of a recapitalization in 2007.

We recorded interest income on these notes of $0.3 million, $1.5 million and $3.1 million in 2007, 2006 and 2005, respectively.

11.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2007	2006

Management contracts less accumulated amortization of $23,084 and $13,242	1-30 years	$76,909	$88,581
Leaseholds less accumulated amortization of $3,577 and $3,162	10-29 years	4,307	4,721
Other intangibles less accumulated amortization of $628 and $1,173	1-40 years	2,553	10,469

		$83,769	$103,771

Amortization was $14.2 million, $8.8 million and $6.1 million in 2007, 2006 and 2005, respectively. In addition, in 2006 and 2005, we wrote-off $25.4 million and $14.6 million, respectively, representing the unamortized intangible asset for management contracts that were bought out (see Note 9) and other intangible assets. Amortization is expected to be approximately $11.0 million, $10.3 million, $6.7 million, $3.1 million and $2.9 million in 2008, 2009, 2010, 2011 and 2012, respectively.

Goodwill was $169.7 million and $218.0 million at December 31, 2007 and 2006, respectively. In 2006, we initially recorded goodwill of $59.3 million related to the acquisition of Trinity (see Note 6). We recorded goodwill of $31.5 million in 2005 and increased goodwill by $2.5 million and $5.0 million in 2007 and 2006, respectively, to reflect the earn-out related to the acquisition of Greystone. In 2007, we recorded an impairment charge of $56.7 million related to our Trinity goodwill and related intangible assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Investments in Unconsolidated Communities

The following are our investments in unconsolidated communities as of December 31, 2007:

Sunrise
Venture	Ownership

Karrington of Findlay Ltd.	50.00%
MorSun Tenant LP	50.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
AU-HCU Holdings, LLC(1)	30.00%
RCU Holdings, LLC(1)	30.00%
SunVest, LLC(1)	30.00%
AL One Investments, LLC	25.36%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Sunrise Floral Vale Senior Living, LP	25.00%
Cheswick & Cranberry, LLC	25.00%
BG Loan Acquisition LP	25.00%
Sunrise Aston Gardens Venture, LLC	25.00%
Master MorSun, LP	20.00%
Master MetSun, LP	20.00%
Master MetSun Two, LP	20.00%
Master MetSun Three, LP	20.00%
Sunrise First Assisted Living Holdings, LLC	20.00%
Sunrise Second Assisted Living Holdings, LLC	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
AL U.S. Development Venture, LLC	20.00%
Sunrise HBLR, LLC	20.00%
Sunrise IV Senior Living Holdings, LLC	20.00%
COPSUN Clayton MO, LLC	20.00%
Sunrise of Aurora, LP	20.00%
Sunrise of Erin Mills, LP	20.00%
Sunrise of North York, LP(2)	20.00%
PS Germany Investment (Jersey) LP	20.00%
PS UK Investment (Jersey) LP	20.00%
PS UK Investment II (Jersey) LP	20.00%
Sunrise First Euro Properties LP	20.00%
Master CNL Sun Dev I, LLC	20.00%
Sunrise Bloomfield Senior Living, LLC	20.00%
Sunrise Hillcrest Senior Living, LLC	20.00%
Sunrise New Seasons Venture, LLC	20.00%
Sunrise Rocklin Senior Living, LLC	20.00%
Sunrise Sandy Senior Living, LLC	20.00%
Sunrise Scottsdale Senior Living, LLC	20.00%
Sunrise Staten Island SL LLC	20.00%
Sunrise US UPREIT, LLC	15.40%
SunKap Coral Gables, LLC	15.00%
SunKap Boca Raton, LLC	15.00%
Santa Monica AL, LLC	15.00%
Sunrise Third Senior Living Holdings, LLC	10.00%
Cortland House, LP	10.00%
AEW/Sunrise Senior Housing Portfolio, LLC	10.00%
Dawn Limited Partnership	10.00%

(1)	Properties related to investments are accounted for under the profit-sharing method of accounting. See Note 7.

(2)	Properties related to investments are accounted for under the financing method of accounting. See Note 7.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $81.4 million and $105.7 million at December 31, 2007 and 2006, respectively. Net receivables from these ventures relate primarily to development and management activities.

Summary financial information for unconsolidated ventures accounted for by the equity method is as follows (in thousands):

	December 31,
	2007	2006	2005

Assets, principally property and equipment	$5,183,922	$4,370,376	$3,283,725
Long-term debt	4,075,993	2,971,318	2,076,734
Liabilities, excluding long-term debt	549,628	583,008	409,986
Equity	558,301	816,050	797,005
Revenue	1,021,112	846,479	625,371
Net income (loss)	(15,487)	(56,968)	24,051

Accounting policies used by the unconsolidated ventures are the same as those used by us.

Total management fees and reimbursed contract services from related unconsolidated ventures was $509.1 million, $390.3 million and $321.2 million in 2007, 2006 and 2005, respectively.

Our share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	December 31,
	2007	2006	2005

Sunrise’s share of earnings (losses) in unconsolidated communities	$60,700	$(11,997)	$(13,073)
Return on investment in unconsolidated communities	72,710	55,699	26,545
Impairment of equity investments	(24,463)	—	—

	$108,947	$43,702	$13,472

Our investment in unconsolidated communities was less than our portion of the underlying equity in the venture by $81.5 million and $62.3 million as of December 31, 2007 and 2006, respectively.

Return on Investment in Unconsolidated Communities

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture, including in our role as general partner. Any remaining distribution is recorded in income.

In 2007, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of a venture sold their majority interest to a new third party, the debt was refinanced and the total cash we received and the gain recognized was $53.0 million. In another transaction, in conjunction with a sale by us of a 15% equity interest, which gain is recorded in “Gain on the sale and development of real estate and equity interests,” and the sale of the majority equity owner’s interest to a new third party, the debt was refinanced and we received total proceeds of $4.1 million relating to our retained 20% equity interest in two ventures, which we recorded as a return on investment in unconsolidated communities.

In 2006, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of two ventures sold their majority interests to a new third

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

party, the debt was refinanced and the total recorded return on investment to us from this combined transaction was approximately $21.6 million. In another transaction, the majority owner of a venture sold its majority interest to a new third party, the debt was refinanced and the total return on investment to us was $26.1 million.

In 2005, we recorded $22.4 million of return on investment from the recapitalization of four ventures for 18 communities.

Transactions

In January 2007, we entered into a venture to develop assisted living communities in the United Kingdom (the “UK”) over the next four years, with us serving as the developer and then as the manager of the communities. This is our second venture in the UK. We own 20% of the venture. Property development will be funded through contributions of up to approximately $200.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1.0 billion.

During 2007, we entered into two development ventures to develop and build senior living communities in the United States during 2007 and 2008, with us serving as the developer and then as the manager of the communities. We own 20% of the ventures. Property development will be funded through contributions of up to approximately $208.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third party lenders, giving the ventures a total potential investment capacity of approximately $788.0 million. We will develop and manage the communities.

During 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2007, we recorded bonus expense of $27.8 million in respect of the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2007, approximately $18.0 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable.

In October 2000, we formed Sunrise At Home, a venture offering home health assisted living services in several East Coast markets and Chicago. In June 2007, Sunrise At Home was merged into AllianceCare. AllianceCare provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, AllianceCare operates more than 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. In the merger, Sunrise received approximately an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our chief operating officer, was appointed to the Board of Directors. Our investment in AllianceCare is accounted for under the cost method.

During December 2007, we decided to withdraw from ventures that owned two pieces of undeveloped land in Florida. We wrote off our remaining investment balance of approximately $1.1 million in the two projects.

In December 2007, we contributed $4.4 million for a 20% interest in an unconsolidated venture with COP Investment Group (Conrad Properties). The venture purchased an existing building for approximately $22.0 million and will renovate the building into a senior independent living facility.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, a venture acquired six senior living communities with a capacity for approximately 2,000 residents in Florida, operated under the Aston Gardens brand name for $450.0 million. The aggregate purchase price for the transaction was $450.0 million (which included approximately $134.0 million of debt assumption), plus $10.0 million in transaction costs for the total of $460.0 million. Our venture partner funded 75% of the equity (approximately $117.0 million) for this transaction and we funded the remaining 25% of the equity (approximately $39.0 million) with the balance of the purchase price (approximately $170.0 million) paid through financing obtained by the joint venture. We funded our $39.0 million portion of the acquisition through our existing cash balances and Bank Credit Facility. We also received an initial 20 year contract to manage these properties. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results are insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us. Based on our assessment, we have determined that our investment is impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007.

In June 2006, a new unconsolidated venture in which we held a 20% ownership interest acquired three communities and their management contracts from a third party. The total purchase price was $34.3 million, of which we contributed $3.8 million. During 2007, due to deteriorating performance for two of the three communities, an impairment charge of $8.9 million was recorded in the venture under SFAS No. 144, and we recorded our proportionate share of the loss, $1.8 million. In addition, we wrote-off our receivables due from the venture of approximately $1.9 million.

13.	Bank Credit Facility

On December 2, 2005, we entered into a $250.0 million secured Bank Credit Facility, which has since been reduced to $160.0 million as described below (the “Bank Credit Facility”), with a syndicate of banks. The Bank Credit Facility replaced our former credit facility. The Bank Credit Facility provides for both cash borrowings and letters of credit. It has an initial term of four years and matures on December 2, 2009, unless extended for an additional one-year period upon satisfaction of certain conditions. The Bank Credit Facility is secured by a pledge of all of the common and preferred stock issued by Sunrise Senior Living Management, Inc., Sunrise Senior Living Investments, Inc., Sunrise Senior Living Services, Inc. and Sunrise Development, Inc., each of which is our wholly-owned subsidiary, (together with us, the “Loan Parties”), and all future cash and non-cash proceeds arising therefrom and accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof.

Prior to the amendments described below, cash borrowings in US dollars initially accrued interest at LIBOR plus 1.70% to 2.25% plus a fee to participating lenders subject to certain European banking regulations or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 0.00% to 0.75%. The Bank Credit Facility also permits cash borrowings and letters of credit in currencies other than US dollars. Prior to the amendments described below, interest on cash borrowings in non-US currencies accrue at the rate of the Banking Federation of the European Union for the Euro plus 1.70% to 2.25%. Letters of credit fees are equal to 1.50% to 2.00% of the maximum available to be drawn on the letters of credit. We pay commitment fees of 0.25% on the unused balance of the Bank Credit Facility. Borrowings are used for general corporate purposes including investments, acquisitions and the refinancing of existing debt. There were $71.7 million of outstanding letters of credit and $100.0 million outstanding under the Bank Credit Facility at December 31, 2007. The letters of credit issued under the Bank Credit Facility expire within one year of issuance.

Borrowings under the Bank Credit Facility are considered short-term debt in our consolidated financial statements.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2006 and 2007, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited annual financial information to the lenders. In connection with these amendments, the interest rate applicable to the outstanding balance under the Bank Credit Facility was also increased effective July 1, 2007 from LIBOR plus 2.25% to LIBOR plus 2.50%.

On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ended March 31, 2008;

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008;

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with financial covenants in the Bank Credit Facility for the year ended December 31, 2007 and for the fiscal quarters ended March 31, 2008 and June 30, 2008, and waived compliance with the leverage ratio and fixed charge coverage ratio covenants for the fiscal quarter ending September 30, 2008.

In addition, pursuant to the July 2008 amendment, until such time as we have delivered evidence satisfactory to the administrative agent that we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and that we are in compliance with all financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making directly or indirectly any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount was $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount.

We paid the lenders an aggregate fee of approximately $0.9 million and $1.9 million for entering into amendments during 2007 and 2008, respectively.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive directly issued $43.3 million of letters of credit that had been issued under the Bank Credit Facility. As of June 30, 2008, we had outstanding borrowings of $75.0 million, outstanding letters of credit of $26.3 million and borrowing availability of approximately $58.7 million under the Bank Credit Facility.

In connection with the March 13, 2008 amendment, the Loan Parties executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, the Loan Parties granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

similar instruments owned or acquired by the Loan Parties, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

Our Bank Credit Facility contains various other financial covenants and other restrictions, including provisions that: (1) require us to meet certain financial tests (for example, our Bank Credit Facility requires that we not exceed certain leverage ratios), maintain certain fixed charge coverage ratios, have a consolidated net worth of at least $450.0 million as adjusted each quarter and to meet other financial ratios, maintain a specified minimum liquidity and use excess cash and cash equivalents to pay down outstanding borrowings; (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent.

At December 31, 2007, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending on September 30, 2008.

In the event that we are unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates and are not in compliance with the financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the quarter ending December 31, 2008, or fail to comply with the new liquidity covenants included in the July 2008 amendment, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information or the covenant compliance requirements, exercise their rights to accelerate the payment of all amounts then outstanding under the Bank Credit Facility and require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the Bank Credit Facility.

14.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006

Outstanding draws on Bank Credit Facility	$100,000	$50,000
Borrowings from Sunrise REIT	—	35,112
Mortgages, notes payable and other	153,888	105,493

	253,888	190,605
Current maturities	(222,541)	(141,923)

	$31,347	$48,682

Borrowings from Sunrise REIT

At December 31, 2006, there was $35.1 million of borrowings from Sunrise REIT outstanding. The borrowings were not collateralized and were related to communities we were developing for Sunrise REIT. All amounts were repaid in 2007.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Mortgage and Notes Payable

At December 31, 2007 and 2006, there was $153.9 million and $105.5 million, respectively, of outstanding mortgages and notes payable. Of the amount of mortgages and notes payable outstanding at December 31, 2007, $121.2 million relates to 17 existing communities and communities under development that are collateralized by the assets of the respective community. Payments of interest and some principal payments are made monthly. Interest rates range from 3.4% to 8.5% with maturities ranging from less than one year to 19 years.

Of the amount of mortgages and notes payable outstanding at December 31, 2006, $45.6 million was owed to third parties for five of the communities we developed for Sunrise REIT. Interest was paid monthly for three of the development communities at a rate of LIBOR plus 2.25% (7.57% at December 31, 2006) and for one of the properties at a rate of LIBOR plus 2.35% (7.67% at December 31, 2006). Interest was paid for a Canadian development property loan at a rate of Canadian Prime plus 1.05 (7.00% at December 31, 2006). All amounts were repaid in 2007.

At December 31, 2006, $26.7 million of the remaining other mortgages and notes payable relate to six additional communities that are collateralized by the assets of the respective community. Payments of principal and interest are made monthly. Interest rates ranged from 4.78% to 8.50% with remaining maturities ranging from less than one year to 20 years.

At December 31, 2007 and December 31, 2006, we consolidated debt of $24.6 million and $25.2 million, respectively, related to an entity that we consolidate as it is a VIE and we are the primary beneficiary.

In November 2001, we entered into a $60.0 million revolving credit facility, expandable to $100.0 million. This credit facility was to mature in November 2006, was subject to a five-year extension, accrues interest at LIBOR plus 1.20% (5.8% at December 31, 2007) and is collateralized by senior living communities. The credit facility may be converted to a fixed rate facility at any time during the term. We pay commitment fees of 0.13% on the unused portion. In September 2003, we reduced the credit facility to $16.0 million. During 2006, the maturity date was extended to November 2011 based upon the terms of the credit facility. At December 31, 2007 and 2006, $8.1 million was outstanding and two communities were collateral for the credit facility.

At December 31, 2007 and 2006, the net book value of properties pledged as collateral for mortgages payable was $266.8 million and $191.6 million, respectively.

Principal maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$222,541
2009	2,027
2010	1,174
2011	1,211
2012	1,263
Thereafter	25,672

$253,888

Interest paid totaled $14.1 million, $13.9 million and $13.3 million in 2007, 2006 and 2005, respectively. Interest capitalized was $9.3 million, $5.4 million and $5.6 million in 2007, 2006 and 2005, respectively.

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing to entities directly or indirectly owned by us. In addition, some of these loans have financial covenant requirements that are similar to the Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide our annual audited and quarterly unaudited financial statements or comply with financial covenants in accordance with the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek remedies, including possible repayment of the loan. These loans total $117.6 million and $49.2 million at December 31, 2007 and 2006, respectively, and are classified as current liabilities as of those dates.

15.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Sunrise operating loss carryforwards — federal	$1,910	$1,910
Sunrise operating loss carryforwards — state	7,903	4,476
Sunrise operating loss carryforwards — foreign	5,650	2,515
Sunrise At Home loss carryforwards — federal and state	—	5,891
Sunrise At Home deferred tax assets, net	—	1,302
Financial guarantees	25,893	38,719
Accrued health insurance	14,872	17,159
Self-insurance liabilities	6,989	8,826
Stock-based compensation	7,636	7,518
Deferred development fees	29,258	5,923
Allowance for doubtful accounts	6,178	6,441
Tax credits	6,729	6,277
Accrued expenses and reserves	20,593	8,560
Entrance fees	14,228	10,661
Other	1,898	11,401

Gross deferred tax assets	149,737	137,579
Sunrise valuation allowances	(6,165)	(3,800)
Foreign deferred tax valuation allowance	(6,243)	(2,071)
Sunrise At Home valuation allowance	—	(7,193)

Net deferred tax assets	137,329	124,515

Deferred tax liabilities:
Investments in ventures	(96,333)	(80,093)
Basis difference in property and equipment and intangibles	(74,826)	(84,599)
Prepaid expenses	(8,133)	(5,932)
Other	(7,075)	(2,525)

Total deferred tax liabilities	(186,367)	(173,149)

Net deferred tax liabilities	$(49,038)	$(48,634)

During 2006, the deferred tax assets and liabilities included assets and liabilities from Sunrise At Home, which was a consolidated VIE. In 2007, Sunrise At Home was merged into AllianceCare. As a result of the merger, we are

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

no longer the primary beneficiary of Sunrise At Home and we deconsolidated Sunrise At Home as of the merger date.

During 2006, we completed the acquisition of the stock of Trinity. In connection with this acquisition, we recorded a net deferred tax liability of approximately $0.6 million related to Trinity’s acquisition date temporary differences. During 2007, as a result of a review of the goodwill related to Trinity, we recorded an impairment loss of approximately $56.7 million. Approximately one-half of the impairment charge relates to non-deductible goodwill and results in a non-deductible loss that negatively impacts the 2007 tax rate.

During 2007 and 2006, we provided income taxes for unremitted earnings of our Canadian foreign subsidiaries that are not considered permanently reinvested. During 2007, we also provide for income taxes for unremitted earnings of our United Kingdom foreign subsidiaries that are not considered permanently reinvested. As of December 31, 2007, we have deferred tax assets that are fully reserved with respect to our German subsidiaries.

At December 31, 2007 and 2006, we had a total valuation allowance against deferred tax assets of $12.4 million and $13.1 million, respectively. In 2006, we have provided a full valuation allowance against the net deferred tax assets of Sunrise At Home because it was more likely than not that sufficient taxable income will not be generated to utilize the net deferred tax assets. As of December 31, 2007 and 2006, we have a valuation allowance of $1.3 million in both years against our foreign tax credits, which we do not view as more likely than not to be utilized to offset future U.S. taxable income. As of December 31, 2007 and 2006, we provided a valuation allowance relating to our German net deferred tax assets of $6.2 million and $2.1 million, respectively, because it is more likely than not that sufficient future German taxable income will not be generated to utilize the excess of the net operating loss carryforward over the future German taxable temporary differences. At December 31, 2007 and 2006, we established a valuation allowance of $4.0 million and $1.4 million, respectively, primarily relating to state net operating losses that are no longer viewed to be more likely than not to be utilized against future state taxable income prior to expiration.

At December 31, 2007, we have U.S. federal net operating losses of $77.4 million, which we will elect to carryback to 2006. At December 31, 2006, we had U.S. federal net operating loss carryforwards of $5.4 million from our Trinity acquisition, which are subject to a limitation as to annual use under Internal Revenue Code section 382 and which expire in tax years from 2024 through 2025. At December 31, 2007 and 2006, we had state net operating loss carryforwards valued at $8.2 million and $4.1 million respectively which are expected to expire from 2010 through 2023. At December 31, 2007 and 2006, we had German net operating loss carryforwards to offset future foreign taxable income of $13.0 million and $5.5 million respectively, which have an unlimited carryforward period to offset future taxable income in Germany. At December 31, 2006, Sunrise At Home had net operating loss carryforwards for U.S. federal income tax purposes of approximately $16.9 million which expire at various dates through 2026.

At December 31, 2007 and 2006, we had Alternative Minimum Tax credits of $4.9 million and $4.9 million, respectively, which carryforward indefinitely and can be offset against future regular U.S. tax. At December 31, 2007 and 2006, we had $1.3 million and $1.3 million, respectively, of foreign tax credit carryforward as of each

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

reporting date which expire in 2013. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$(14,904)	$15,837	$15,140
State	2,814	5,202	5,563
Foreign	2,098	26	2,096

Total current expense	(9,992)	21,065	22,799
Deferred:
Federal	121	(4,178)	27,236
State	(614)	553	(337)
Foreign	1,226	(228)	2,458

Total deferred expense (benefit)	733	(3,853)	29,357

Total tax (benefit) expense	$(9,259)	$17,212	$52,156

Current taxes payable for 2007, 2006 and 2005 have been reduced by approximately $2.2 million, $1.9 million, and $13.4 million, respectively, reflecting the tax benefit to us of employee stock options exercised during the year. The tax benefit for these option exercises has been recognized as an increase to additional paid-in capital.

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005

(Loss) income before tax benefit (expense) taxed in the U.S.	$(78,816)	$38,535	$125,095
(Loss) income before tax benefit (expense) taxed in foreign jurisdictions	(718)	(6,039)	10,125

Total (loss) income before tax benefit (expense)	$(79,534)	$32,496	$135,220

Tax at US federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net	(4.3)%	4.2%	3.9%
Work opportunity credits	(0.6)%	(1.3)%	(1.2)%
Change in valuation allowance	8.4%	11.1%	1.0%
Tax exempt interest	(2.2)%	(4.5)%	(0.1)%
Tax contingencies	2.3%	4.4%	(1.0)%
Write-off of non-deductible goodwill	12.1%	0.0%	0.0%
Foreign rate differential	(0.8)%	0.0%	0.0%
U.S. tax related to foreign earnings	4.3%	0.0%	0.0%
Other	4.2%	4.1%	1.0%

	(11.6)%	53.0%	38.6%

In September 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

position taken or expected to be taken in a tax return. FIN 48 requires that we recognized in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

We adopted the provisions of FIN 48 on January 1, 2007. There was no adjustment to our recorded tax liability as a result of adopting FIN 48. The total unrecognized tax benefits as of December 31, 2007 was $27.6 million. Included in the balance were $14.6 million of tax positions that, if recognized, would favorably impact the effective tax rate. We are under audit by the IRS for the 2006 tax year and it is possible that the amount of the liability for unrecognized tax-benefits could change during the next twelve month period. We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We have no other income tax return examinations by U.S., state, local or foreign jurisdictions, with the exception of Canada.

(In thousands)

Unrecognized tax benefit at beginning of year (January 1, 2007)	$25,147
Change attributable to tax positions taken during a prior period	—
Change attributable to tax positions taken during a current period	2,643
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse in statute of limitations	(234)

Unrecognized tax benefit at end of year (December 31, 2007)	$27,556

In accordance with our accounting policy, we recognize interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our consolidated statement of income for the year ended December 31, 2007 and our consolidated balance sheet as of that date include interest and penalties of $1.1 million and $3.5 million, respectively.

16.	Stockholders’ Equity

Stock Option Plans

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts related to adoption. In accordance with SFAS 123(R), we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and earnings per share as if we had applied fair value recognition provisions of SFAS 123(R) to share-based employee compensation in 2005. We have included the impact of measured but unrecognized compensation costs and excess tax benefits credited to additional paid-in capital in the calculation of diluted pro forma shares.

Twelve Months Ended
Dec. 31,
(In thousands, except per share data)	2005
(Restated)

Net income	$83,064
Add: Compensation expense included in net income, net of tax	3,331
Less: Total share-based employee compensation expense determined under fair-value method for all awards, net of tax	(9,359)

Pro forma net income	$77,036
Basic net income per share:
As reported	$2.00
Pro forma	$1.86
Diluted net income per share:
As reported	$1.74
Pro forma	$1.62

Stock Options

We have stock option plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2007, these plans provided for the grant of options to purchase up to 19,797,820 shares of common stock. Under the terms of the plans, the option exercise price and vesting provisions of the options are fixed when the option is granted. The options typically expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

In 1996, our Board of Directors approved a plan which provided for the potential grant of options to any director who is not an officer or employee of us or any of our subsidiaries (the “Directors’ Plan”). Under the terms of the Directors’ Plan, the option exercise price was not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option began upon grant and generally ended ten years from the date the option was granted. All options granted under the Directors’ Plan were non-incentive stock options. There were 40,000 options outstanding under the plan at December 31, 2007. Our directors may be considered employees under the provisions of SFAS 123(R).

The fair value of stock options is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) is estimated using the historical exercise behavior of employees and directors. Expected volatility is based on historical volatility for a period equal to the stock option’s expected term, ending on the day of grant, and calculated on a monthly basis. Compensation expense is recognized using the straight-line method for options with graded vesting.

	2007	2006	2005

Risk free interest rate	3.6%	4.8% - 5.2%	4.3% - 4.5%
Expected dividend yield	—	—	—
Expected term (years)	1.0	5.1 - 9.1	3.9 - 5.6
Expected volatility	25.5%	56.1% - 60.7%	32.3% - 62.0%

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the year ended December 31, 2007 is presented below (share amounts are shown in thousands):

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding — beginning of year	3,767	$14.96
Granted	—	—
Exercised	—	—
Forfeited	(33)	16.27
Expired	(180)	20.91

Outstanding — end of year	3,554	14.64	3.6

Vested and expected to vest — end of year	3,535	14.64	3.6

Exercisable — end of year	3,502	14.56	3.5

The weighted average grant date fair value of options granted was $23.28 and $12.44 per share in 2006 and 2005, respectively. No options were granted or exercised in 2007. The total intrinsic value of options exercised was $9.4 million and $33.0 million for 2006 and 2005, respectively. The fair value of shares vested was $1.3 million, $5.2 million and $13.1 million for 2007, 2006 and 2005, respectively. Unrecognized compensation expense related to the unvested portion of our stock options was approximately $0.3 million as of December 31, 2007, and is expected to be recognized over a weighted-average remaining term of approximately 1.1 years.

In 2007, the Compensation Committee of our Board of Directors extended the exercise period of stock options that were set to expire unexercised due to the inability of the optionees to exercise the options because we were not current in our SEC filings. The Compensation Committee set the new expiration date as 30 days after we become a current filer with the SEC. As a result of this modification, we recognized $2.4 million of stock-based compensation expense.

We generally issue shares for the exercise of stock options from authorized but unissued shares.

Restricted Stock

We have restricted stock plans providing for the grant of restricted stock to employees and directors. These grants vest over one to ten years and some vesting may be accelerated if certain performance criteria are met. Compensation expense is recognized using the straight-line method for restricted stock with graded vesting.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our restricted stock activity and related information for the years ended December 31, 2007, 2006, and 2005 is presented below (share amounts are shown in thousands):

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2005	531	$13.18
Granted	412	26.67
Vested	(101)	13.12
Canceled	—	—

Nonvested, December 31, 2005	842	19.79
Granted	45	35.75
Vested	(37)	24.48
Canceled	(16)	25.22

Nonvested, December 31, 2006	834	20.34
Granted	88	33.87
Vested	(288)	14.01
Canceled	(108)	27.38

Nonvested, December 31, 2007	526	24.64

The total fair value of restricted shares vested was $14.01 per share and $24.48 per share for 2007 and 2006, respectively. Unrecognized compensation expense related to the unvested portion of our restricted stock was approximately $8.0 million as of December 31, 2007, and is expected to be recognized over a weighted-average remaining term of approximately 3.6 years.

Under the provisions of SFAS 123(R), the recognition of deferred compensation (a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized) at the date restricted stock is granted is no longer required. Therefore, we eliminated the amount in “Deferred compensation-restricted stock” against “Additional paid-in capital” in our December 31, 2006 consolidated balance sheet.

Restricted stock shares are generally issued from existing shares.

Restricted Stock Units

In addition to equity awards under our equity award plans, to encourage greater stock ownership, we have a Bonus Deferral Program for certain executive officers. The Bonus Deferral Program provides that these executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred, restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). In addition, at the time of the deferral election, each executive officer must also elect a vesting period of from two to four years and, based on the vesting period chosen, will receive additional restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon conclusion of the period (assuming continued employment by the executive). Delivery of the shares of our common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under the Company’s insider trading program, if the trading window is closed on the vesting date, or, if so elected by the executive at retirement (as defined in the Bonus Deferral Program), thus further providing a

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

retention incentive to the named executive officers electing to participate in the program. Compensation expense is recognized using the straight-line method for restricted stock units with graded vesting.

Repurchase of Outstanding Shares

The Board of Directors previously approved repurchase programs that expired in May 2005 providing for the repurchase of an aggregate of $200.0 million of our common stock and/or the outstanding 5.25% convertible subordinated notes that were due 2009. In November 2005, Sunrise’s Board of Directors approved a new repurchase program that provides for the repurchase of up to $50.0 million of Sunrise’s common stock. This program extended through December 31, 2007. There were no share repurchases under this program in 2007 or 2006. In 2005, 347,980 shares were repurchased at an average price of $25.03.

Stockholder Rights Agreement

We have a Stockholders Rights Agreement (“Rights Agreement”). All shares of common stock issued by us between the effective date of adoption of the Rights Agreement (April 24, 1996) and the Distribution Date (as defined below) have rights attached to them. The Rights Agreement was renewed in April 2006 and the rights expire on April 24, 2016. The Rights Agreement replaced our prior rights plan, dated as of April 25, 1996, which expired by its terms on April 24, 2006. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock at a price of $170.00 per one one-thousand of a share (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder with respect to this right.

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

In general, if a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, each holder of a right will, after the end of the redemption period referred to below, have the right to exercise the right by purchasing for an amount equal to the Purchase Price common stock (or in certain circumstances, cash, property or other securities of us) having a value equal to two times the Purchase Price. All rights that are or were beneficially owned by the Acquiring Person will be null and void. If at any time following the Stock Acquisition Date (1) we are acquired in a merger or other business combination transaction, or (2) 50% or more of our assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. Our Board of Directors generally may redeem the rights in whole, but not in part, at a price of $.005 per right (payable in cash, common stock or other consideration deemed appropriate by our Board of Directors) at any time until ten days after a Stock Acquisition Date. In general, at any time after a person becomes an Acquiring Person, the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one share of common stock for each outstanding right.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Net (Loss) Income Per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per common share amounts presented in the accompanying consolidated statements of income (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Numerator for basic net (loss) income per share:
Net (loss) income	$(70,275)	$15,284	$83,064

Numerator for diluted net (loss) income per share:
Net (loss) income	$(70,275)	$15,284	$83,064
Assumed conversion of convertible notes, net of tax	—	—	4,376

Diluted net (loss) income	$(70,275)	$15,284	$87,440

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	49,851	48,947	41,456
Effect of dilutive securities:
Employee stock options and restricted stock	—	1,775	2,234
Convertible notes	—	—	6,695

Denominator for diluted net (loss) income per common share — weighted average shares plus assumed conversions	49,851	50,722	50,385

Basic net (loss) income per common share	$(1.41)	$0.31	$2.00

Diluted net (loss) income per common share	(1.41)	0.30	1.74

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 1,367,157, 133,500 and 524,500 for 2007, 2006 and 2005, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The impact of the convertible notes has been excluded for 2006 because the effect would be anti-dilutive.

18.	Commitments and Contingencies

Leases for Office Space

Rent expense for office space for 2007, 2006, and 2005 was $8.4 million, $6.9 million, and $5.8 million, respectively. We lease our corporate offices, regional offices and development offices under various leases. In 1998, we entered into an agreement to lease new office space for our corporate headquarters, which expires in September 2013. The lease had an initial annual base rent of $1.2 million. In September 2003, we entered into an agreement to lease additional office space for our corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $3.0 million. The base rent for both of these leases escalates approximately 2.5% per year in accordance with the base rent schedules.

In connection with the acquisition of Greystone in May 2005, we assumed a ten year operating lease that expires in 2013 with the option to extend for seven years. The lease was amended in 2006 to expand the leased space. Based on this agreement, the current annual base rent of $1.1 million will increase to $1.2 million by 2008

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

and then decrease in 2009 through the remainder of the lease term. Both the initial agreements and 2006 amendment provided for lease incentives for leasehold improvements for a total of $0.9 million. These assets are included in “Property and equipment, net” in the consolidated balance sheet and are being amortized over the lease term. The incentives were recorded as deferred rent and are being amortized as a reduction to lease expense over the lease term.

Leases for Operating Communities

We have also entered into operating leases, as the lessee, for four communities. Two communities commenced operations in 1997 and two communities commenced operations in 1998. In connection with the acquisition of Karrington Health, Inc. in May 1999, we assumed six operating leases for six senior living communities and a ground lease. The operating lease terms vary from 15 to 20 years, with two ten-year extension options. We also have two other ground leases related to two communities in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease.

In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS at the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community. Rent expense for operating communities subject to operating leases was $69.0 million, $62.0 million and $57.9 million for 2007, 2006 and 2005, respectively, including contingent rent expense of $8.2 million, $6.5 million, and $4.8 million for 2007, 2006, and 2005, respectively.

Future minimum lease payments under office, equipment, ground and other operating leases at December 31, 2007 are as follows (in thousands):

2008	$68,532
2009	71,811
2010	72,185
2011	69,430
2012	68,843
Thereafter	376,972

$727,773

Letters of Credit

In addition to the letters of credit discussed in Note 13 related to our Bank Credit Facility and the Sunrise Captive, we have letters of credit outstanding of $1.9 million and $1.6 million as of December 31, 2007 and 2006, respectively. These letters of credit primarily relate to our insurance programs.

Land Purchase Commitments

At December 31, 2007, we had entered into contracts to purchase 101 development sites, for a total contracted purchase price of approximately $400.0 million, and had also entered into contracts to lease six development sites for lease periods ranging from five to 80 years. Generally, our land purchase commitments are terminable by us.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Guarantees

As discussed in Note 7, in conjunction with our development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the sale of certain operating communities to third parties we have guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As guarantees entered into in conjunction with the sale of real estate prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under the guarantees of a set level of net operating income are generally not recoverable.

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2007, and fundings during 2007 are as follows (in thousands):

		FIN 45	FAS 5	Total
		Liability	Liability	Liability
		for Future	for Future	for Future
	Maximum Potential	Fundings at	Fundings at	Fundings at	Fundings
	Amount of Future	December 31,	December 31,	December 31,	during
Guarantee Type	Fundings	2007	2007	2007	2007

Debt repayment	$16,832	$785	$—	$785	$—
Operating deficit	Uncapped	1,371	42,023	43,394	5,829
Income support	Uncapped	960	16,525	17,485	—
Other		—	4,150	4,150	—

Total		$3,116	$62,698	$65,814	$5,829

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.0 billion at December 31, 2007. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy this obligation with respect to two continuing care retirement communities managed by the Company, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2007, the remaining liability under this obligation is $56.6 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Fountains

In the third quarter of 2005, we acquired a 20% interest in a venture and entered into management agreements for the 16 communities owned by the venture. In conjunction with this transaction, we guaranteed to fund shortfalls between actual net operating income and a specified level of net operating income up to $7.0 million per year through July 2010. We paid $12.0 million to the venture to enter into the management agreements, which was recorded as an intangible asset and is being amortized over the life of the management agreements. The $12.0 million was placed into a reserve account, and the first $12.0 million of shortfalls were to be funded from this reserve account. In late 2006 and 2007, we determined that shortfalls will exceed the amount held in the reserve account. As a result, we recorded a pre-tax charge of $22.4 million in the fourth quarter of 2006. We are continuing to receive management fees with respect to these communities.

Germany Venture

At December 31, 2007 and June 30, 2008, we provided pre-opening and management services to eight and nine communities, respectively, in Germany. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

Legal Proceedings

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. However, under the FCA, the U.S. Government could still intervene in the future. The amended complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators alleged in their amended complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. On July 3, 2008, the amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC and Trinity as defendants. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

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

In 2006, the Company recorded a loss of $5.0 million for possible fines, penalties and damages related to this matter. In 2007, the Company recorded an additional loss of $1.0 million.

IRS Audit

The Internal Revenue Service is auditing our federal income tax return for the years ended December 31, 2006 and 2005 and our federal employment tax returns for 2004, 2005 and 2006. In July 2008, the IRS completed the field work with respect to their audit of our federal income tax return for the year ended December 31, 2005. We will make a payment of approximately $0.2 million for additional taxes plus interest.

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

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. The cases were consolidated on July 31, 2007. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs filed their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) on June 6, 2008. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and names as defendants the Company, Paul J. Klaassen, Teresa M. Klaassen, Thomas B. Newell, Tiffany L. Tomasso, Larry E. Hulse, Carl G. Adams, Barron Anschutz, and Kenneth J. Abod. The defendants’ responses will be filed on August 11, 2008. We intend to move to dismiss the complaint at that time and anticipate that the individual defendants will do so as well.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file, over the defendants’ objections, an amended consolidated complaint that does not substantially alter the nature of their claims. The amended consolidated complaint was eventually accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed preliminary motions in response to the amended consolidated complaint on June 16, 2008. The plaintiffs also have filed a motion to lift the stay on discovery in this derivative suit. The motion has been briefed and is pending.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

those documents to the plaintiffs on May 16, 2008. The defendants’ motions to dismiss have been briefed and are pending.

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

Resolved Litigation

Pursuant to an agreement reached between the parties in May 2008, the Company settled with no admission of fault by either party the previously disclosed litigation filed by Bradley B. Rush, the Company’s former chief financial officer, in connection with the termination of his employment. As previously disclosed, on April 23, 2007, Mr. Rush was suspended with pay. The action was taken by the board of directors following a briefing of the independent directors by WilmerHale, independent counsel to the Special Independent Committee. The Board concluded, among other things, that certain actions taken by Mr. Rush were not consistent with the document retention directives issued by the Company. These actions consisted of Mr. Rush’s deletion of all active electronic files in his user account on one of his Company-issued laptops. Mr. Rush’s employment thereafter was terminated for cause on May 2, 2007. Mr. Rush’s lawsuit asserted that his termination was part of an alleged campaign of retaliation against him for purportedly uncovering and seeking to address accounting irregularities, and it contended that his termination was not for “cause” under the Company’s Long Term Incentive Cash Bonus Plan and the terms of prior awards made to him of certain stock options and shares of restricted stock, to which he claimed entitlement notwithstanding his termination. Mr. Rush asserted five breach of contract claims involving a bonus, restricted stock and stock options. Mr. Rush also asserted a claim for defamation arising out of comments attributed to us concerning the circumstances of his earlier suspension of employment.

Other Pending Lawsuits and Claims

In addition to the lawsuits and litigation matters described above, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

19.	Related-Party Transactions

Sunrise Senior Living Real Estate Investment Trust

In December 2004, we closed the initial public offering of Sunrise REIT, an independent entity we established in Canada. Sunrise REIT was formed to acquire, own and invest in income producing senior living communities in Canada and the United States.

Concurrent with the closing of its initial public offering, Sunrise REIT issued C$25.0 million (U.S. $20.8 million at December 31, 2004) principal amount of subordinated convertible debentures to us, convertible at the rate of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

C$11.00 per unit. We held a minority interest in one of Sunrise REIT’s subsidiaries and held the convertible debentures until November 2005, but did not own any common shares of Sunrise REIT. We entered into a 30-year strategic alliance agreement that gave us the right of first opportunity to manage all Sunrise REIT communities and Sunrise REIT had a right of first offer to consider all development and acquisition opportunities sourced by us in Canada. Pursuant to this right of first offer, we and Sunrise REIT entered into fixed price acquisition agreements with respect to seven development communities at December 31, 2005. In addition, we had the right to appoint two of the eight trustees that oversaw the governance, investment guidelines, and operating policies of Sunrise REIT.

The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from us and our ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from us for an aggregate purchase price of approximately $40.0 million and 20 were acquired from ventures in which we participated for an aggregate purchase price of approximately $373.0 million. With respect to the three Sunrise consolidated communities, we realized “Gain on sale and development of real estate and equity interests” of $2.2 million in 2004, and deferred gain of $4.1 million, which was recognized in the fourth quarter of 2006. We contributed our interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80% interest in a one of our communities that was in lease-up in Canada for a purchase price of approximately $12.0 million, with us retaining a 20% interest. We also recognized $2.1 million of “Professional fees from development, marketing and other” revenue in 2004 for securing debt on behalf of Sunrise REIT. We had seven wholly owned communities under construction at December 31, 2005, of which two were sold to Sunrise REIT in 2006, and five wholly owned communities under construction at December 31, 2006, which were to be sold to Sunrise REIT in 2007.

In April 2007, Ventas, Inc., a large healthcare REIT, acquired Sunrise REIT, the owner of 77 Sunrise communities. We have an ownership interest in 56 of these communities. The management contracts for these communities did not change.

We recognized the following in our consolidated statements of operations related to Sunrise REIT only for the period for which they were a related party (in thousands):

	Years Ended December 31,
	2007	2006	2005

Management fees	$5,518	$16,448	$11,443
Reimbursed contract services	77,277	130,455	70,525
Gain on sale and development of real estate	8,854	43,223	575
Interest income received from Sunrise REIT convertible debentures	—	—	1,028
Interest incurred on borrowings from Sunrise REIT	414	3,312	2,611
Sunrise’s share of earnings and return on investment in unconsolidated communities	180	4,326	718

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul and Teresa Klaassen, our Chief Executive Officer and director and Chief Cultural Officer and director, respectively, are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other of our employees also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. She was previously employed by SSLF from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF. For

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

many years, we provided administrative services to SSLF, including payroll administration and accounts payable processing. We also provided an accountant who was engaged full-time in providing accounting services to SSLF, including the schools. SSLF paid Sunrise $49,000 in 2006 and $84,000 in 2005 for the provision of these services. We estimate that the aggregate cost of providing these services to SSLF totaled approximately $52,000 and $81,000 for 2006 and 2005, respectively. In August 2006, SSLF hired an outside accounting firm to provide the accounting and administrative services previously provided by us. As a result, we no longer provide any significant administrative services to SSLF. Beginning January 2007, one of our employees became the full-time director of the schools operated by a subsidiary of SSLF, while continuing to provide certain services to us. Through October 2007, we continued to pay the salary and benefits of this former employee. In March 2008, SSLF reimbursed us approximately $68,000, representing the portion of the individual’s salary and benefits attributable to serving as the director of the schools.

Prior to April 2005, we managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility under an informal arrangement. Effective April 2005, we entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. Under the contract, we receive a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility, and are to be paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which we estimate to be our cost of managing this property. The costs of any of our employees working on the property are also to be paid, in addition to the 1% property management fee. In addition, we agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan is required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no loans made by us under this contract provision in 2006 or 2007. Either party may terminate the management agreement upon 60 days’ notice. Salary and benefits for our employees who manage the Conference Facility, which are reimbursed by SSLF, totaled approximately $0.3 million in both 2007 and 2006 and $0.2 million in 2005. In 2007 and 2006, we earned $6,000 in management fees. We rent the conference center for management, staff and corporate events and paid approximately $0.1 million in 2007, $0.2 million in 2006 and $0.3 million in 2005 to SSLF. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for our employees and non-Sunrise employees, is located in the same building complex as our corporate headquarters. The day care center subleases space from us under a sublease that commenced in April 2004 and expires September 30, 2013. The sublease payments, which equal the payments we are required to make under our lease with our landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $90,000, $88,000 and $86,000 in sublease payments in 2007, 2006 and 2005, respectively, under the April 2004 sublease. In January 2007, we leased additional space from our landlord and in February 2007 we and the day care center modified the terms of the day care center’s sublease to include this additional space. Rent for the additional space, payable beginning July 19, 2007, is $8,272 per month (subject to increase as provided in the sublease), which equals the payments we are required to make under our lease with our landlord for this additional space. Rent for the additional space for the period July 19, 2007 to December 2007 totaling approximately $45,000 was paid in December 2007.

A subsidiary of SSLF formed a limited liability company (“LLC”) in 2001 to develop and construct an assisted living community and an adult day care center for low to moderate-income seniors on property owned by Fairfax County, Virginia. In 2004, the LLC agreed to construct the project for a fixed fee price of $11.2 million to be paid by Fairfax County, Virginia upon completion of the project ($11.6 million, as adjusted plus approximately $0.3 million under a Pre-Opening Services and Management Agreement). In 2004, the LLC, we and Fairfax County entered into

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

an agreement pursuant to which we agreed to develop and manage the project for a fee of up to $0.2 million. In addition, we and Fairfax County entered into a Pre-Opening Services and Management Agreement for the management of the project upon opening. In February 2005, the SSLF subsidiary assigned its membership interests in the LLC to us and transferred additional development costs of approximately $0.9 million to us. These development costs, along with development costs of $0.9 million funded by us in 2004, are to be repaid to us as part of the fixed fee price to be received from Fairfax County upon completion of the community. Total construction costs for the project were $11.3 million. We have received $10.1 million through December 31, 2007 and are pursuing from Fairfax County the remaining $1.8 million outstanding, as well as the $0.3 million due under the Pre-Opening Services and Management Agreement.

At December 31, 2004, we had outstanding receivables from SSLF and its affiliates of $3.4 million for operating expenses and development expenses related to the Fairfax County project. SSLF was not charged interest on these outstanding receivables. At December 31, 2004, we had outstanding payables to SSLF of $1.2 million relating to advances by a subsidiary of SSLF to a venture of ours prior to 2002, which subsidiary previously had provided assisted living services at certain of our venture facilities located in Illinois. We were not charged interest on these outstanding payables. These net receivables (receivables less payables) due to us at December 31, 2004, as adjusted to give effect to our acquisition of the Fairfax County project subsequent to year-end, totaling approximately $0.5 million, were paid in full by SSLF in April 2005. In addition, during the latter part of 2005 and in 2006, we made non-interest bearing advances of working capital to SSLF totaling approximately $0.6 million and $0.2 million, respectively. These amounts were repaid by SSLF in October/November 2005 and August 2006, respectively. In addition, in August 2006, SSLF paid us approximately $52,000, representing net working capital advances made to SSLF in prior years. In 2005, we made a separate $10,000 advance which was repaid in July 2005.

Fairfax Community Ground Lease

We lease the real property on which our Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. Rent expense under this lease is approximately $0.2 million annually.

Corporate Use of Residence

In June 1994, the Klaassens transferred to us property which included a residence and a Sunrise community in connection with a financing transaction. In connection with the transfer of the property, we agreed to lease back the residence to the Klaassens under a 99-year ground lease. The rent was $1.00 per month. Under the lease, the Klaassens were responsible for repairs, real estate taxes, utilities and property insurance for the residence. For approximately the past 12 years, the Klaassens have permitted the residence to be used by us for business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, we have paid the real estate taxes, utilities and insurance for the property and other expenses associated with the business use of the property, including property maintenance and management services. We paid expenses totaling approximately $0.1 million annually. For several years ending August/September 2006, the Klaassens’ son lived at the guest house on the property. In December 2007, the Klaassens terminated their 99-year ground lease for no consideration.

Purchase of Condominium Unit

In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which we own a 30% equity interest and with which we have entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen has agreed to purchase for his parents a residential condominium unit at the Fox Hill condominium project that the joint venture is currently developing. The purchase price of the condominium is approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of approximately $0.1 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

For approximately 13 years, we have contracted with SEI to provide mystery shopping services for us. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2005, we paid SEI approximately $0.7 million for approximately 380 communities. We paid approximately $0.7 million to SEI in 2006 for approximately 415 communities and approximately $0.5 million in 2007 for approximately 435 communities. The SEI contract is terminable upon 12 months’ notice. In August 2007, we gave SEI written notice of the termination of SEI’s contract, effective August 2008. Through August 2008, we expect to pay SEI approximately $0.4 million under SEI’s contract.

Greystone Earnout Payments

In May 2005, we acquired Greystone. Greystone’s founder, Michael B. Lanahan, was appointed chairman of our Greystone subsidiary in connection with the acquisition and he currently serves as one of our executive officers. Pursuant to the terms of the Purchase Agreement, we paid $45.0 million in cash, plus approximately $1.0 million in transaction costs, to acquire all of the outstanding securities of Greystone. We also agreed to pay up to an additional $7.5 million in purchase price if Greystone met certain performance milestones in 2005, 2006 and 2007. The first earnout payment was $5.0 million based on 2005 and 2006 results and was paid in April 2007. Mr. Lanahan’s share of such earnout payment as a former owner of Greystone was approximately $1.5 million. The remaining $2.5 million earnout is based on Greystone’s 2007 results, and was paid in April 2008. Mr. Lanahan’s share of that payment was approximately $0.3 million.

Unconsolidated Ventures

Prior to 2005, we entered into five unconsolidated ventures with a third party that provided equity to develop communities in the United States, United Kingdom and Canada. One of our then incumbent directors, Craig Callen, was a managing director of Credit Suisse First Boston LLC (“CSFB”) through April 2004. CSFB, through funds sponsored by an affiliate or subsidiary, had from time to time invested in the ventures. We recognized $1.5 million in management and professional services revenue in 2005 from these ventures. Neither we nor CSFB have an ownership interest in any of these five ventures at December 31, 2006 or since.

Mr. Callen held, through participation in a diversified portfolio of CSFB related investments, a 1.1375% membership interest in one of the joint ventures. In connection with the formation of Sunrise REIT in December 2004, all of the interests in this venture were acquired by us and immediately contributed to Sunrise REIT. Mr. Callen’s interest was repurchased as part of this transaction for approximately $0.1 million. Mr. Callen resigned as a director in May 2008.

Aetna Healthcare

Mr. Callen served as senior vice president, strategic planning and business development at Aetna, Inc. from May 2004 through November 9, 2007 and as one of our directors until his resignation on May 22, 2008. Aetna Healthcare, a subsidiary of Aetna, Inc., is Sunrise’s health plan administrator, dental plan administrator, health benefit stop-loss insurance carrier and long-term care insurance provider. Sunrise had selected Aetna as its health plan administrator prior to Mr. Callen joining Aetna. The payments made by Sunrise to Aetna Healthcare totaled $8.0 million, $9.0 million and $9.3 million for 2007, 2006 and 2005, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Purchase of Aircraft Interest by Mr. Klaassen

In July 2008, Mr. Klaassen purchased from us one of the four fractional interests in private aircrafts owned by us. The purchase price for such interest was approximately $0.3 million, which represents the current market value of the interest as furnished to us by independent appraisers. The purchase of the fractional interest was approved by the Audit Committee of our Board of Directors.

20.	Employee Benefit Plans

401k Plan

We have a 401(k) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pre-tax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.6 million, $2.5 million and $1.4 million in 2007, 2006 and 2005, respectively.

Sunrise Executive Deferred Compensation Plans

We have an executive deferred compensation plan (“the Executive Plan”) for employees who meet certain eligibility criteria. Under the Plan, eligible employees may make pre-tax contributions in amounts up to 25% of base compensation and 100% of bonuses. We may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were $0.4 million, $0.3 million and $0.4 million in 2007, 2006 and 2005, respectively.

Greystone adopted an executive deferred compensation plan on January 1, 2007 for employees of Greystone who meet certain eligibility criteria. Employees may make pre-tax contributions up to 25% of base salary. Greystone may make discretionary matching contributions. Employees vest in the employer matching contributions and interest on the match date determined by the administrator. Greystone’s matching contribution was $0.2 million in 2007.

Chief Executive Officer Deferred Compensation Plan

Pursuant to Mr. Klaassen’s employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account. At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by us are payable to Mr. Klaassen and we will receive any remaining amounts. At December 31, 2007, we have contributed an aggregate of $0.9 million into this plan, leaving an aggregate amount of $0.9 million to be contributed. We made contributions for 2006 and 2007 in the second quarter of 2008 to bring the plan up to date.

21.	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate notes receivable with an aggregate carrying value of $0.6 million and $21.8 million have an estimated aggregate fair value of $0.5 million and $21.7 million at December 31, 2007 and 2006, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fixed rate debt with an aggregate carrying value of $9.1 million and $55.9 million has an estimated aggregate fair value of $9.2 million and $53.7 million at December 31, 2007 and 2006, respectively. Interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate the fair value of fixed rate debt. The estimated fair value of variable rate debt approximates its carrying value of $244.8 million and $134.8 million at December 31, 2007 and 2006, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ from the amounts presented herein.

22.	Information about Sunrise’s Segments

We have four operating segments for which operating results are regularly reviewed by key decision makers; domestic operations, international operations (including Canada), Greystone and Trinity. We acquired Trinity in September 2006, as discussed in Note 6. The domestic, Greystone and international segments develop, acquire, dispose and manage senior living communities. Hospice care provides palliative care and support services to terminally ill patients and their families.

Segment results are as follows (in thousands):

	For the Year Ended and as of December 31, 2007
	Domestic	Greystone	International	Trinity	Total

Operating revenues	$1,491,373	$16,471	$77,555	$67,151	$1,652,550
Interest income	8,144	208	1,162	380	9,894
Interest expense	5,521	—	1,123	3	6,647
Sunrise’s share of earnings and return on investment in unconsolidated communities	31,812	1,600	75,535	—	108,947
Depreciation and amortization	47,843	4,068	886	2,483	55,280
(Loss) income before taxes	(13,433)	(19,693)	23,984	(70,392)	(79,534)
Investments in unconsolidated communities	80,423	—	16,750	—	97,173
Goodwill	121,828	39,025	—	8,883	169,736
Segment assets	1,476,420	61,312	247,499	13,366	1,798,597
Expenditures for long-lived assets	185,924	4,680	49,047	658	240,309
Deferred gains on the sale of real estate and deferred revenues	19,793	54,574	—	—	74,367

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended and as of December 31, 2006 (Restated)
	Domestic	Greystone	International	Trinity	Total

Operating revenues	$1,575,108	$16,920	$38,844	$20,209	$1,651,081
Interest income	8,799	194	483	101	9,577
Interest expense	5,732	—	462	10	6,204
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	54,950	—	(11,248)	—	43,702
Depreciation and amortization	44,115	3,462	240	831	48,648
Income (loss) before taxes	113,619	(14,490)	(66,768)	135	32,496
Investments in unconsolidated communities	93,327	—	10,945	—	104,272
Goodwill	121,827	36,525	—	59,663	218,015
Segment assets	1,571,769	55,206	138,091	83,235	1,848,301
Expenditures for long-lived assets	137,396	714	49,120	1,425	188,655
Deferred gains on the sale of real estate and deferred revenue	23,811	28,147	—	—	51,958

	For the Year Ended and as of December 31, 2005 (Restated)
	Domestic	Greystone	International	Total

Operating revenues	$1,472,836	$10,413	$27,773	$1,511,022
Interest income	4,855	69	1,307	6,231
Interest expense	9,368	—	2,514	11,882
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	31,919	—	(18,447)	13,472
Depreciation and amortization	40,791	1,992	198	42,981
Income (loss) before taxes	149,543	(8,180)	(6,143)	135,220
Investments in unconsolidated communities	52,962	150	10,228	63,340
Goodwill	124,256	29,072	—	153,328
Segment assets	1,437,365	67,076	83,344	1,587,785
Expenditures for long-lived assets	112,153	1,514	19,190	132,857
Deferred gains on the sale of real estate and deferred revenue	15,192	13,034	—	28,226

As Greystone’s development contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. However, development costs are expensed as incurred, which results in a net loss for the segment. In 2007, 2006 and 2005, we billed and collected $28.2 million, $21.6 million and $14.4 million, respectively, of development fees of which $26.4 million, $15.1 million and $13.0 million, respectively, was deferred and will be recognized when the contract is completed.

During 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2007, we recorded bonus expense of $27.8 million in respect of the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2007, approximately $18.0 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable.

In 2007 and 2006, the results in the international segment was also impacted by a $16.0 million and $50.0 million, respectively, charge that we recorded in relation to forecasted fundings under our German guarantees, which we believe will not be repaid to us.

We recorded $2.3 million, net, in exchange losses in 2007 ($7.3 million in gains related to the Canadian dollar and $9.6 million in losses related to the Euro and British pound) related to the weakened U.S. dollar.

During 2007, we generated 12.3%, 12.4% and 18.2% of revenue from Ventas, a private capital partner and HCP, respectively, for senior living communities which we manage. During 2006, we generated approximately 16.3% of total operating revenues from HCP for senior living communities which we manage. No other owners represented more than 10% of total operating revenues in 2006 or 2005.

During 2007, we recorded an impairment charge of $7.6 million (domestic segment) related to two communities acquired in 1999 and 2006. Also in 2007, we recorded an impairment charge of $56.7 million related to Trinity’s goodwill and intangible assets. During 2006 we recorded an impairment charge of $15.7 million related to seven small senior living communities, which were opened between 1996 and 1999.

23.	Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006

Accounts payable and accrued expenses	$71,240	$65,460
Accrued salaries and bonuses	64,441	47,346
Accrued employee health and other benefits	67,096	64,487
Accrued legal, audit and professional fees	37,555	9,056
Other accrued expenses	35,030	29,738

	$275,362	$216,087

24.	Subsequent Events

Bank Credit Facility

There were $100.0 million of cash advances and $71.7 million of letters of credit outstanding under our Bank Credit Facility at December 31, 2007. On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

•	modified to August 20, 2008 the delivery date for the unaudited financial statements for the quarter ending March 31, 2008;

•	modified to September 10, 2008 the delivery date for the unaudited financial statements for the quarter ending June 30, 2008;

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with financial covenants in the Bank Credit Facility for the year ended December 31, 2007 and for the fiscal quarters ended March 31, 2008 and June 30, 2008, and waived compliance with the leverage ratio and fixed charge coverage ratio covenants for the fiscal quarter ending September 30, 2008.

In addition, pursuant to the July 2008 amendment, until such time as we have delivered evidence satisfactory to the administrative agent that we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and that we are in compliance with all financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making directly or indirectly any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

We do not expect to be in compliance with the leverage ratio and fixed charge coverage ratio for the quarter ending September 30, 2008 and no assurance can be given that we will be in compliance with these financial covenants for the quarter ending December 31, 2008. From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount was $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments.

As of June 30, 2008, we had outstanding borrowings of $75.0 million, outstanding letters of credit of $26.3 million and borrowing availability of approximately $58.7 million under the Bank Credit Facility. Taking into account the new liquidity covenants included in the July 2008 amendment to the Bank Credit Facility described above, we believe this availability, together with unrestricted cash balances of approximately $75.0 million at June 30, 2008, will be sufficient to support our operations over the next twelve months.

New Mortgage Debt

On May 7, 2008, 16 wholly-owned subsidiaries (the “Borrowers”) of Sunrise incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The mortgage loans bear interest at a variable rate equal to the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month rolling discount mortgage backed securities) plus 2.27% per annum, require monthly principal payments based on a 30-year amortization schedule (using an interest rate of 5.92%) and mature on June 1, 2013.

In connection with the mortgage loans, we entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145%, pursuant to an interest rate cap purchased on May 7, 2008 by each Borrower from SMBC Derivative Products Limited. The LIBOR rate approximates, but is not exactly equal to, the “Discount” rate that is used in determining the interest rate on the mortgage loans; consequently, in the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

event the “Discount” rate exceeds the LIBOR rate, payments under the interest rate cap may not afford the Borrowers complete interest rate protection. The Borrowers purchased the rate cap for an initial period of three years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year.

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans as well), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts), of which $53.0 million was used to pay down amounts outstanding under our Bank Credit Facility.

The mortgage loans may not be prepaid before May 8, 2009. Thereafter, each mortgage loan is prepayable at the end of each 3-month term of the then-current Fannie Mae discount mortgage backed security, upon payment by us of a pre-payment fee in the amount of 1% of the then-outstanding principal amount of the mortgage loan being prepaid (except during the last three months of the loan term when no prepayment premium is payable). In connection with a partial prepayment, the applicable senior housing facility securing the mortgage loan being prepaid may be released only upon the satisfaction of certain conditions, including

(i) the remaining facilities have a 1.4 debt service coverage ratio (during the first 3 years of the loan term) or a 1.45 debt service coverage ratio (during the final 2 years of the loan term), in either case based on 12-months trailing net operating income and a fixed rate of interest of 5.92% per annum,

(ii) not more than 30% of the then-outstanding principal balance (after prepayment) is secured by senior housing facilities located in a single state, and

(iii) not more than 65% of the then-outstanding principal balance (after prepayment) is secured by senior housing facilities located in the states of Indiana, Michigan and Ohio.

In addition, one or more facilities may be sold and the individual mortgage loan assumed by the buyer so long as the foregoing (i), (ii) and (iii) are satisfied and the assumed mortgage loan has a 1.40 debt service coverage ratio (if the assumed mortgage loan is fixed rate) or a minimum debt service coverage determined by Lender (if the assumed mortgage loan is variable rate) and the buyer is acceptable to the Lender.

Each Borrower has the right to convert the interest rate on its mortgage loan to a fixed rate of interest equal to a then-effective Fannie Mae interest rate plus 1.2% per annum, subject to the satisfaction of certain conditions, including that the applicable facility has sufficient net operating income, as determined in accordance with Fannie Mae’s then applicable underwriting standards. In the event of a conversion, the converted note is prepayable only upon payment of the greater of 1% of the outstanding principal balance and the payment of a yield maintenance premium or, during the 4th through 6th month prior to the maturity date, upon payment of a prepayment premium of 1% of the outstanding principal balance. A conversion may result in an extension of the maturity date of the mortgage loan being converted depending, among other things, on the reference rate used to determine the fixed rate.

The mortgage loans will become immediately due and payable, and the Lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default including a misrepresentation by the applicable Borrower or the failure of the applicable Borrower to comply with the covenants contained in the mortgage loan documents. The mortgage loans contain various usual and customary covenants, including restrictions on transfers of the facilities and restrictions on transfers of direct or indirect interests in the Borrowers, and obligations regarding the payment of real property taxes, the maintenance of insurance, compliance with laws, maintenance of licenses in effect, use of the facilities only as permitted by the mortgage loan documents, entering into leases and occupancy agreements in

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

accordance with the mortgage loan documents and preparation and delivery to Lender of the reports required by the mortgage loan documents. The mortgage loans are non-recourse to the Borrowers and us, but are subject to usual and customary exceptions to non-recourse liability for damage suffered by Lender for certain acts, including misapplication of rents, security deposits, insurance proceeds and condemnation awards, failure to comply with obligations relating to delivery of books, records and financial and other reports of Borrower, and fraud or material misrepresentation. The mortgage loans are full recourse to the Borrower and us in the event of a Borrower’s acquisition of any property or operation of any business not permitted by the terms of the applicable mortgage or in the event of a violation of the transfer restrictions contained in the mortgages. During the term of the mortgage loans, we are required to maintain at all times (i) a net worth of not less than $100.0 million and (ii) cash and cash equivalents of not less than $25.0 million.

Senior Living Condominium Developments

As indicated above, in the first quarter of 2008, we suspended the development of all but one of our condominium projects and as a result, we expect to record pre-tax charges totaling approximately $22.0 million in the first quarter of 2008.

Legal and Accounting Fees Related to Accounting Review, Special Independent Committee Inquiry and Related Matters

As indicated above, during the six months ended June 30, 2008, we expect to incur legal and accounting fees of approximately $22.6 million related to the accounting review, the Special Independent Committee inquiry, the SEC Investigation and responding to various shareholder actions.

Real Estate Gains

During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we expect to record a pre-tax gain on sale of approximately $6.7 million and received cash of approximately $5.4 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

25.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4(2)	Total

2007
Operating revenue	$395,887	$408,018	$429,512	$419,133	$1,652,550
Net income (loss)	7,480	7,992	38,230	(123,977)	(70,275)
Basic net income (loss) per common share	$0.15	$0.16	$0.77	$(2.48)	$(1.41)
Diluted net income (loss) per common share	0.15	0.15	0.74	(2.48)	(1.41)
2006 (as restated)
Operating revenue	$377,341	$464,717	$379,377	$429,646	$1,651,081
Net income (loss)	901	47,071	15,120	(47,808)	15,284
Basic net income (loss) per common share	$0.02	$0.95	$0.30	$(0.96)	$0.31
Diluted net income (loss) per common share	0.02	0.91	0.29	(0.96)	0.30
2006 (as previously reported)
Operating revenue	$376,671	$464,047	$378,706	$428,975	$1,648,399
Net income (loss)	2,320	48,685	16,304	(46,952)	20,357
Basic net income (loss) per common share	$0.05	$0.98	$0.33	$(0.94)	$0.42
Diluted net income (loss) per common share	0.05	0.95	0.32	(0.94)	0.40

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.

(2)	During the fourth quarter of 2007, we recorded an impairment charge of $56.7 million relating to Trinity’s goodwill and intangible assets and a $21.6 million charge to write-off our investment in Aston Gardens.

As described in Note 3, we have restated the 2006 results due to an error in recording revenue for non-refundable entrance fees and the related rent expense for two communities. The impact to net income for the first, second, third and fourth quarters of 2006 is $1.4 million, $1.6 million, $1.2 million and $0.9 million, respectively.

REPORT OF INDEPENDENT AUDITORS

To the Partners of
PS UK Investment (Jersey) Limited Partnership

We have audited the accompanying consolidated balance sheet of PS UK Investment (Jersey) Limited Partnership and its subsidiaries (‘the Partnership’) as of 31 December 2007, and the related consolidated statements of income, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS UK Investment (Jersey) Limited Partnership and its subsidiaries at 31 December 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/  Ernst & Young, LLP

London, England
30 July 2008

PS UK INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED INCOME STATEMENT

		For the Year Ended December 31,
	Notes	2007	2006	2005
			(Unaudited)	(Unaudited)

Operating revenue:
Resident fees		£14,176,377	£6,583,409	£—

Total operating revenue		14,176,377	6,583,409	—

Operating expenses:
Facility operating expenses		12,191,116	7,256,183	—
Facility development and pre-rental expenses		6,394,516	4,535,897	2,438,240
General and administrative expenses		597,968	131,926	112,217
Facility lease expenses		26,042	40,626	—
Management fees	6	775,441	355,960	—
Depreciation	3	3,324,095	2,084,776	595

Total operating expenses		(23,309,178)	(14,405,368)	(2,551,052)

Net operating loss		(9,132,801)	(7,821,959)	(2,551,052)

Other income/(expense):
Financial income		973,715	194,676	132,916
Interest expense		(11,459,235)	(4,425,643)	—
Loss on extinguishment of debt		(238,122)	—	—
Foreign exchange gain		5,808	—	—
Gain on sale of subsidiaries	5	114,437,152	—	—

Total other income/(expense)		103,719,318	(4,230,967)	132,916

Profit/(loss) before tax		94,586,517	(12,052,926)	(2,418,136)

Income tax expense	9	—	—	—

Profit/(loss) for the year after tax	10	£94,586,517	£(12,052,926)	£(2,418,136)

The accompanying notes form an integral part of these financial statements

PS UK INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

		At December 31,
	Notes	2007	2006
			(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents		£20,421,691	£8,848,123
Accounts receivable		344,149	531,713
Net receivables due from affiliates	6	336,986	—
Prepaid expenses and other current assets		2,560,883	1,504,638

Total current assets		23,663,709	10,884,474

Non current assets
Property and equipment	3	216,704,854	285,285,526
Restricted cash	5	11,588,218	—

Total non current assets		228,293,072	285,285,526
Assets held for sale	4	—	4,184,152

Total assets		£251,956,781	£300,354,152

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Trade payables		£100,018	£328,467
Accrued expenses	7	9,479,017	8,400,856
Deferred revenue		309,658	220,758
Net payables due to affiliates	6	—	4,084,417
Other current liabilities	5	4,487,885	—
Current maturities of long-term debt	8	19,452,506	2,923,000

Total current liabilities		33,829,084	15,957,498

Non current liabilities
Partner loan	6	—	1,275,000
Long-term debt, net of finance costs	8	172,494,910	167,080,122
Derivative financial instruments		529,885	—

		173,024,795	168,355,122
Partners’ capital	10	45,102,902	116,041,532

Total non current liabilities		218,127,697	284,396,654

Total liabilities and partners’ capital		£251,956,781	£300,354,152

The accompanying notes form an integral part of these financial statements

PS UK INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	For the Year Ended 31 December 2007
	Partners’	Accumulated		Foreign		Total
	Capital	Surplus/	Other	Currency	Distribution	Partners’
	Contributions	(Deficit)	Reserves	Translation	to Partners	Capital

At 1 January 2005 (unaudited)	£20,814,613	£(1,713,007)	£—-	£740	£—	£19,102,346
Foreign currency translation	—	—	—	(919)	—	(919)

Total income and expense for the year recognized directly in equity	—	—	—	(919)	—	(919)
Loss for the year	—	(2,418,136)	—	—	—	(2,418,136)

Total income and expense for the year	—	(2,418,136)	—	(919)	—	(2,419,055)
Partner contributions	20,084,077	—	—	—	—	20,084,077

At 31 December 2005 (unaudited)	40,898,690	(4,131,143)	—	(179)	—	36,767,368
Foreign currency translation	—	—	—	(305)	—	(305)
Revaluation of property and equipment	—	—	70,636,697	—	—	70,636,697

Total income and expense for the year recognized directly in equity	—	—	70,636,697	(305)	—	70,636,392
Loss for the year	—	(12,052,926)	—	—	—	(12,052,926)

Total income and expense for the year	—	(12,052,926)	70,636,697	(305)	—	58,583,466
Partner contributions	20,690,698	—	—	—	—	20,690,698

At 31 December 2006 (unaudited)	61,589,388	(16,184,069)	70,636,697	(484)	—	116,041,532
Cash flow hedge (note 11)	—	—	(529,885)	—	—	(529,885)
Distribution to partners	—	—	—	—	(159,675,550)	(159,675,550)
Disposal of property and equipment revaluation	—	—	(70,636,697)	—	—	(70,636,697)
Revaluation of property and equipment	—	—	39,079,729	—	—	39,079,729

Total income and expense for the year recognized directly in equity	—	—	(32,086,853)	—	(159,675,550)	(191,762,403)
Profit for the year	—	94,586,517	—	—	—	94,586,517

Total income and expense for the year	—	94,586,517	(32,086,853)	—	(159,675,550)	(97,175,886)
Partner contributions	26,237,256	—	—	—	—	26,237,256

At 31 December 2007	£87,826,644	£78,402,448	£38,549,844	£(484)	£(159,675,550)	£45,102,902

The accompanying notes form an integral part of these financial statements

PS UK INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)

Operating activities
Profit/(loss) for the year before tax	£94,586,517	£(12,052,926)	£(2,418,136)
Adjustments to reconcile profit/(loss) for the year before tax to net cash flows from operating activities:
Net finance costs	10,717,833	4,230,967	(132,916)
Depreciation	3,324,095	2,084,776	595
Provision for bad debt	29,819	16,658	—
Gain on sale of subsidiaries	(114,437,152)	—	—
Loss on extinguishment of debt	(238,122)	—	—
Changes in assets and liabilities:
Accounts receivable	157,745	(463,246)	—
Prepaid expenses and other current assets	(1,056,246)	(1,043,983)	1,010,057
Trade payables and accrued expenses	849,712	268,812	7,082,358
Deferred revenue	88,880	220,758	—
Other current liabilities	4,487,885	—	—

Net cash flows (used in)/from operating activities	(1,489,034)	(6,738,184)	5,541,958

Investing activities
Increase in restricted cash	(11,588,218)	—	—
Purchase of property and equipment	(89,329,492)	(94,680,104)	(93,843,506)
Proceeds from sale of subsidiaries	245,381,485	—	—
Interest paid and capitalised	(4,695,605)	(3,572,894)	(2,219,469)
Interest received	973,715	194,676	132,916

Net cash flows from/(used in) investing activities	140,741,885	(98,058,322)	(95,930,059)

Financing activities
Contributions by partners	26,237,256	20,690,698	20,084,077
Distributions to partners	(159,675,550)	—	—
Net (repayments to)/borrowings from affiliates	(4,415,153)	940,315	(616,500)
Net repayments to partners	(1,275,000)	—	—
Borrowings of long-term debt	148,153,886	93,235,075	69,937,922
Repayments of long-term debt	(126,918,499)	—	—
Interest paid and expensed	(9,785,802)	(4,279,290)	—

Net cash flows (used in)/from financing activities	(127,678,862)	110,586,798	89,405,499

Net increase/(decrease) in cash and cash equivalents before effect of exchange rate on cash	11,573,989	5,790,292	(982,602)
Effect of exchange rate on cash	(421)	(305)	(919)

Net increase/(decrease) in cash and cash equivalents	11,573,568	5,789,987	(983,521)
Cash and cash equivalents at beginning of year	8,848,123	3,058,136	4,041,657

Cash and cash equivalents at end of year	£20,421,691	£8,848,123	£3,058,136

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements
At 31 December 2007

1.	Organization

PS UK Investment (Jersey) Limited Partnership (the Partnership), was formed under the laws of Jersey, Channel Islands on 31 May 2002, between Sunrise Assisted Living Investment, Inc. (SALII), a wholly owned subsidiary of Sunrise Senior Living, Inc. (Sunrise), Senior Housing UK Investment Limited Partnership (SHIP, previously PRICOA), SunCo LLC (SunCo), a wholly owned subsidiary of Sunrise and PS UK (Jersey) GP Limited (General Partner). On 29 January 2003, SALII transferred its entire interest in the Partnership to Sunrise Senior Living International L.P. (Sunrise LP), a wholly owned subsidiary of Sunrise. The Partnership was established for the purpose of acquiring land and buildings in order to construct, develop, market, operate, finance and sell assisted living facilities in the United Kingdom. As of 31 December 2007, the Partnership has four operating properties, seven properties under active development and three sites in pre-development in the United Kingdom. The facilities will offer accommodation and organize the provision of non-complex medical care services to elderly residents for a monthly fee. The Partnership’s services will generally not be covered by health insurance so the monthly fees will be payable by the residents, their family, or another responsible party. The Partnership shall be dissolved on 31 December 2012 unless extended or terminated earlier in accordance with the terms and provisions of the Partnership Agreement.

2.1	Basis of Preparation

The consolidated financial statements have been prepared on an historical cost basis, except for property and equipment relating to properties operating at year end and derivative financial instruments, which have been measured at fair value. The consolidated financial statements are presented in Sterling.

Statement of Compliance

The consolidated financial statements of PS UK Investment (Jersey) Limited Partnership and its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board as they apply to the financial statements of the limited partnership and its subsidiaries for the year ended 31 December 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries that will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.

2.2  Changes in Accounting Policies

IFRS 7 Financial Instruments: Disclosures

The Partnership has adopted IFRS 7, which requires disclosures that enable users to evaluate the significance of the Partnership’s financial instruments and the nature and extent of risks arising from those financial instruments. The new disclosures are included throughout the financial statements.

Amendment to IAS Presentation of Financial Statements — Capital Disclosures

The Partnership has adopted Amendment to IAS 1, which requires disclosures that enable users to evaluate the Partnership’s objectives, policies and processes for managing capital. The new disclosures are included throughout the financial statements.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

2.3  Significant Accounting Estimates

Estimation Uncertainty

The preparation of financial statements in conformity with International Financial Reporting Standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Tax Assets

Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised tax losses at 31 December 2007 was £nil (2006 — £nil) and the unrecognised tax losses at 31 December 2007 were £12,536,870 (2006 — £14,561,000). Further details are contained in note 9.

2.4  Summary of Significant Accounting Policies

Cash and Cash Equivalents

On the balance sheet and for purposes of the statement of cash flows, cash and cash equivalents consist of balances held by financial institutions. The Partnership considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is initially recorded at cost and includes interest and property taxes capitalised on long-term construction projects during the construction period, as well as pre-acquisition and other costs directly related to the acquisition, development and construction of facilities. Costs that do not directly relate to acquisition, development and construction of the facility are expensed as incurred. If a project is abandoned any costs previously capitalised are expensed. Maintenance and repairs are charged to expenses as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 40 years. Furniture and equipment is depreciated over 3 to 10 years.

Following initial recognition at cost, property and equipment is carried at a revalued amount, which is the fair value at the date of the revaluation less any subsequent accumulated depreciation and subsequent accumulated impairment losses. All categories of property and equipment are revalued simultaneously. Therefore, any fair value surplus or impairment has been apportioned between all categories in relation to costs or brought forward carrying amounts. Any revaluation surplus is credited to the individual partners’ capital account included in the partners’ capital section of the balance sheet, except to the extent that it reverses a revaluation decrease of the same asset previously recognised in profit or loss, in which case the increase is recognised in profit or loss. A revaluation deficit is recognised in profit or loss, except that a deficit directly offsetting a previous surplus on the same asset is directly offset against the surplus in the asset revaluation reserve.

Accumulated depreciation as at the revaluation date is eliminated against the gross carrying amount of the asset and the net amount is restated to the revalued amount of the asset. Upon disposal, any revaluation reserve relating to the particular asset being sold is transferred to accumulated deficit.

Valuations are performed frequently enough to ensure that the fair value of a revalued asset does not differ materially from its carrying amount.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Impairment of Assets

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the asset’s discounted expected cash flows are not sufficient to recover its carrying amount. The Partnership measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of 31 December 2007.

Restricted Cash

Cash that is pledged or is subject to withdrawal restrictions has been separately identified on the balance sheet as restricted cash.

Revenue Recognition

Operating revenue consists of resident fee revenue. Resident fee revenue is recognised monthly as services are rendered. Agreements with residents are generally for a term of one year and are cancellable by residents with thirty days notice. Interest income is recognised as interest accrues.

Operating Expenses

Operating expenses consists of:

•	Facility operating expenses including labour, food, marketing and other direct costs of operating the communities.

•	Facility development and pre-rental expenses associated with the development and marketing of communities prior to opening.

•	General and administrative expense related to costs of the Partnership itself.

•	Management fees paid to subsidiaries of Sunrise for managing the communities (note 6).

Taxes

Income and Corporation Taxes

No provision for income or corporation taxes has been included in the accompanying financial statements, as all attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement.

Sales Taxes

Revenue, expenses and assets are recognised net of the amount of sales tax except:

•	where the sales tax incurred on a purchase of assets or services is not recoverable from the taxation authority, in which case the sales tax is recognised as part of the cost of acquisition of the asset or as part of the expense item as applicable; and

•	receivables and payables that are stated with the amount of sales tax included.

The net amount of sales tax recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Deferred Income Tax

Deferred income tax is provided using the liability method on temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. However, as note 9 indicates, the net deferred tax assets have not been recognised, because there is no assurance that enough profits will be generated in the future to be able to utilise the losses and expenditures carried forward. Accordingly, no provision for income taxes has been included in these financial statements, and there are no current or deferred income taxes.

Deferred income tax liabilities are recognised for all taxable temporary differences, except:

•	where the deferred income tax liability arises from the initial recognition of goodwill or of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•	in respect of taxable temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, where the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred income tax assets are recognised for all deductible temporary differences, carry forward of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, and the carry forward of unused tax credits and unused tax losses can be utilized except:

•	where the deferred income tax asset relating to the deductible temporary differences arises from the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•	in respect of deductible temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, deferred income tax assets are recognised only to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilized.

The carrying amount of deferred income tax assets is reviewed each balance sheet date. Unrecognised deferred income tax assets are reassessed at each balance sheet date and are recognised to the extent that it has become probable that future taxable profit will allow the deferred tax asset to be recovered. Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply to the year when the asset is realised or the liability is settled, based on the tax rates (and tax laws) that have been enacted or substantively enacted at the balance sheet date.

Deferred income tax relating to items recognised directly in equity is recognised in equity and not in the income statement.

Deferred income tax assets and deferred income tax liabilities are offset, if a legally enforceable right exists to set off current tax assets against current income tax liabilities and the deferred income taxes relate to the same taxable entity and the same taxation authority.

Derivative Financial Instruments and Hedging

The Partnership uses derivative financial instruments such as an interest rate swap to hedge its risks associated with the interest rate fluctuations. Such derivative financial instruments are initially recognised at fair value on the date on which a derivative contract is entered into and are subsequently remeasured at fair value. Derivatives are carried as assets when the fair value is positive and as liabilities when the fair value is negative.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Any gains or losses arising from changes in fair value on derivatives during the year that do not qualify for hedge accounting are taken directly to profit and loss.

The fair value of interest rate swap contracts is determined by reference to market values for similar instruments.

For the purpose of hedge accounting, hedges are classified as:

•	fair value hedges when hedging the exposure to changes in the fair value of a recognised asset or liability or an unrecognised firm commitment (except for foreign currency risk); or

•	cash flow hedges when hedging exposure to variability in cash flows that is either attributable to a particular risk associated with a recognised asset or liability or a highly probably forecast transaction or the foreign currency risk in a unrecognised firm commitment; or

•	hedges of a net investment in a foreign operation.

At the inception of a hedge relationship, the Partnership formally designates and documents the hedge relationship to which the Partnership wishes to apply hedge accounting and the risk management objective and strategy for undertaking the hedge. The documentation includes identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged and how the entity will assess the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows attributable to the hedged risk. Such hedges are expected to be highly effective in achieving offsetting changes in fair value or cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the financial reporting periods for which they were designated.

Hedges which meet the strict criteria for hedge accounting are accounted for as follows:

Cash Flow Hedges

The effective portion of the gain or loss on the hedging instrument is recognised directly in equity, while any ineffective portion is recognised immediately in profit or loss.

Amounts taken to equity are transferred to profit or loss when the hedged transaction affects profit or loss, such as when the hedged financial income or financial expense is recognised.

If the forecast transaction or firm commitment is no longer expected to occur, amounts previously recognised in equity are transferred to profit or loss. If the hedging instrument expires or is sold, terminated or exercised without replacement or rollover, or if its designation as a hedge is revoked, amounts previously recognised in equity remain in equity until the forecast transaction or firm commitment occurs.

Foreign Currency Translation

The consolidated financial statements are presented in Sterling, which is the Partnership’s functional and presentational currency. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into Sterling using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of partners’ capital.

Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange ruling at the balance sheet date. All differences are taken to the statement of operations. Non monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transaction.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Borrowing Costs

Borrowing costs are generally expensed as incurred. Borrowing costs which are directly attributable to the construction of an asset are capitalised while the asset is being constructed and form part of the cost of the asset. Capitalisation of borrowing costs commences when:

•	Expenditure for the asset and borrowing costs are being incurred; and

•	Activities necessary to prepare the asset for its intended use are in progress.

Capitalisation ceases when the asset is substantially ready for use. If active development is interrupted for an extended period, capitalisation of borrowing costs is suspended.

For borrowing associated with a specific asset, the actual rate on that borrowing is used. Otherwise, a weighted average cost of borrowing is used.

New Standards and Interpretations not Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting International Committee (“IFRIC”) have issued the following standards and interpretations with effective dates after the date of these financial statements that have not yet been adopted by the group:

IASB (IAS / IFRSs)		Effective date

IFRS 2	Amendment to IFRS 2 — Vesting Conditions and Cancellations	1 January 2009
IFRS 3	Business Combinations (revised January 2008)	1 July 2009
IFRS 8	Operating Segments	1 January 2009
IAS 1	Presentation of Financial Statements (revised September 2007)	1 January 2009
IAS 23	Borrowing Costs (revised March 2007)	1 January 2009
IAS 32	Amendment — Financial Instruments: Presentation	I January 2009
IAS 27	Consolidated and Separate Financial Statements (revised January 2008)	1 July 2009
IAS 28	Amendment — Investments in Associates	1 July 2009
IAS 31	Amendment — Interests in Joint Ventures	1 July 2009

IFRIC		Effective date

IFRIC 12	Service Concession Arrangements	1 January 2008
IFRIC 13	Customer Loyalty Programmes	1 July 2008
IFRIC 14	IAS 19 — The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction	1 January 2008
IFRIC 15	Agreements for the Construction of Real Estate	1 January 2009

The Directors do not anticipate that the adoption of these standards and interpretations will have a material impact on the Group’s financial statements in the period of initial application.

IAS 23 has been revised to require capitalisation of borrowing costs when such costs relate to a qualifying asset. A qualifying asset is an asset that necessarily takes a substantial period of time to get ready for its intended use or sale. The group already capitalizes borrowing costs in certain circumstances as disclosed in the accounting policies.

Whilst the revised IAS 1 will have no impact on the measurement of the Group’s results or net assets it may result in certain changes in the presentation of the Group’s financial statements from 2009 onwards.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

3.  Property and Equipment

Property and equipment consists of the following at 31 December 2007:

	Land and	Furniture and	Construction
	Buildings	Equipment	in Progress	Total

As at 1 January 2007, net of accumulated depreciation and exchange adjustment	£191,135,829	£7,504,926	£86,644,771	£285,285,526
Additions, including interest capitalised	72,184,932	3,175,714	18,664,452	94,025,098
Disposals, net of revaluations and accumulated depreciation	(190,318,356)	(7,078,522)	—	(197,396,878)
Revaluations	37,231,561	1,848,168	—	39,079,729
Depreciation charge for the year	(2,337,772)	(986,323)	—	(3,324,095)
Transfer of net deferred financing costs	—	—	(964,526)	(964,526)

As at 31 December 2007, net of accumulated depreciation and exchange adjustment	£107,896,194	£4,463,963	£104,344,697	£216,704,854

	Land and	Furniture and	Construction
	Buildings	Equipment	in Progress	Total

As at 1 January 2007
Cost	£192,580,010	£8,146,986	£86,644,771	£287,371,767
Accumulated depreciation	(1,444,181)	(641,985)	—	(2,086,166)
Exchange adjustment	—	(75)	—	(75)

Net carrying amount	£191,135,829	£7,504,926	£86,644,771	£285,285,526

As at 31 December 2007
Cost or fair value	108,254,315	5,300,970	104,344,697	217,899,982
Accumulated depreciation	(358,121)	(837,007)	—	(1,195,128)

Net carrying amount	£107,896,194	£4,463,963	£104,344,697	£216,704,854

Construction in progress represents costs incurred in construction of ten facilities in development or pre-development. Costs to complete construction of ten facilities are estimated to be £151 million. The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the four communities that were operating as at 31 December 2007, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the valuation was 31 December 2007.

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2007:

	Land and	Furniture and
	Buildings	Equipment	Total

Cost	£71,477,319	£2,973,916	£74,451,235
Accumulated depreciation	(832,008)	(358,120)	(1,190,128)

Net carrying amount	£70,645,311	£2,615,796	£73,261,107

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Eleven facilities, four operating and seven under development, with a total carrying amount of £175,736,374, are subject to a first charge to secure the Partnership’s long-term debt (note 8). In 2006, approximately £3.7 million of land was held under a long-term lease with a term of 125 years and is treated as a capitalised lease. The lease was amortised over 125 years. The land was sold in 2007. Property and equipment consists of the following at 31 December 2006 (unaudited):

	Land and	Furniture and	Construction
	Buildings	Equipment	in Progress	Total

As at 1 January 2006, net of accumulated depreciation and exchange adjustment	£—	£1,344	£124,087,897	£124,089,241
Additions, including interest capitalised	125,174,145	4,913,341	(31,834,492)	98,252,994
Revaluations	67,405,865	3,230,832	—	70,636,697
Depreciation charge for the year	(1,444,181)	(640,595)	—	(2,084,776)
Transfer of assets held for sale	—	—	(4,184,152)	(4,184,152)
Transfer of net deferred financing costs	—	—	(1,424,482)	(1,424,482)
Exchange adjustment	—	4	—	4

As at 31 December 2006, net of accumulated depreciation and exchange adjustment	£191,135,829	£7,504,926	£86,644,771	£285,285,526

As at 1 January 2006
Cost	—	2,813	124,087,897	124,090,710
Accumulated depreciation	—	(1,390)	—	(1,390)
Exchange adjustment	—	(79)	—	(79)

Net carrying amount	£—	£1,344	£124,087,897	£124,089,241

As at 31 December 2006
Cost or fair value	192,580,010	8,146,986	86,644,771	287,371,767
Accumulated depreciation	(1,444,181)	(641,985)	—	(2,086,166)
Exchange adjustment	—	(75)	—	(75)

Net carrying amount	£191,135,829	£7,504,926	£86,644,771	£285,285,526

Construction in progress represents costs incurred in construction of seventeen facilities in development or pre-development. Costs to complete construction of these seventeen facilities are estimated to be £302 million.

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the Fair value of each of the seven Communities that were operating as at 31 December 2006, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the valuation was 31 December 2006.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Property and equipment consists of the following at 31 December 2005 (unaudited):

	Furniture and	Construction
	Equipment	in Progress	Total

As at 1 January 2005, net of accumulated depreciation and exchange adjustment	£1,999	£28,024,862	£28,026,861
Additions, including interest capitalised	—	96,063,035	96,063,035
Depreciation charge for the year	(595)	—	(595)
Exchange adjustment	(60)	—	(60)

As at 31 December 2005, net of accumulated depreciation and exchange adjustment	£1,344	£124,087,897	£124,089,241

As at 1 January 2005
Cost	2,813	28,024,862	28,027,675
Accumulated depreciation	(795)	—	(795)
Exchange adjustment	(19)	—	(19)

Net carrying amount	£1,999	£28,024,862	£28,026,861

As at 31 December 2005
Cost	2,813	124,087,897	124,090,710
Accumulated depreciation	(1,390)	—	(1,390)
Exchange adjustment	(79)	—	(79)

Net carrying amount	£1,344	£124,087,897	£124,089,241

Construction in progress represents costs incurred in construction of twenty facilities in development or pre-development. Costs to complete construction of these twenty facilities are estimated to be £305 million.

4.	Assets Held for Sale

During 2007, the Partnership sold a parcel of undeveloped land as the Partnership was unable to obtain the required zoning for the development of the land. As at 31 December 2006, the land was classified as assets held for sale with a book value of £4,184,152. The land was subject to a land loan of £1,862,000 with an original maturity date of January 2007 which was extended to May 2007. The Partnership sold the land in May 2007. The Partnership recorded a net loss on this sale of £34,840.

5.	Sale of Subsidiaries

On 31 July 2007, a subsidiary of the Partnership entered into a Purchase and Sale Agreement with a Third Party Buyer (the Buyer) for the sale of a portfolio of subsidiary companies that own and operate fifteen senior living communities, divided into the Initial Portfolio Members and the Pipeline Portfolio Members. The Initial Portfolio Members include the subsidiary companies that own and operate the senior living communities known as Sunrise of Bassett, Sunrise of Edgbaston, Sunrise of Esher, Sunrise of Fleet, Sunrise of Guildford and Sunrise of Westbourne. The Pipeline Portfolio Members include the subsidiary companies that own and operate the senior living communities known as Sunrise of Bramhall II, Sunrise of Cardiff, Sunrise of Chorleywood, Sunrise of Eastbourne, Sunrise of Mobberley, Sunrise of Solihull, Sunrise of Southbourne, Sunrise of Tettenhall and Sunrise of Weybridge. The sale of the Initial Portfolio Members was completed concurrent with the execution of the Purchase and Sale Agreement for the purchase price of £224.8 million, of which £96.1 million was used to repay long-term debt. The Partnership recorded a net gain on the sale of the Initial Portfolio Members of £106.6 million. The Partnership placed £6.0 million in an escrow account to be used for income support to the Buyer if the net operating income of the six initial communities does not meet specified targets. The Buyer is eligible to receive income support for each of the six communities until each community reaches stabilization, as defined in the Purchase and Sale Agreement. The Partnership’s liability to provide income support does not exceed the £6.0 million. At 31 December 2007, the

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

balance in the escrow account for income support was £4.5 million, which is reflected on the balance sheet in restricted cash and other current liabilities. The remaining net proceeds from the sale of the Initial Portfolio Members were distributed to SHIP and Sunrise LP, with the exception of £7.1 million representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

The Purchase and Sale Agreement sets out the Target Completion Date for each Pipeline Portfolio Member. The sale of the first Pipeline Portfolio Member, the subsidiary companies that owned and operated Sunrise of Mobberley, was completed on 31 December 2007 for the purchase price of £30.8 million, of which £20.6 million was used to repay long-term debt. The Partnership recorded a net gain on this sale of £7.9 million.

The Target Completion Dates for the remaining Pipeline Portfolio Members ranged from April 2008 until October 2009. A Floor Price has been established for each of the Pipeline Portfolio Members. Subsequent to the sale of each of the Pipeline Portfolio Members, the Floor Price may be increased based upon specific provisions within the Purchase and Sale Agreement regarding performance of the communities. The Buyer has the right to buy, and the Partnership has the right to require the Buyer to buy, each of the remaining Pipeline Portfolio Members until a date which is 540 days after the Target Completion Date for the specific Pipeline Portfolio Members. At that point, either the Partnership or the Buyer may terminate their rights. If all sales have not been completed by 31 October 2011, then the Partnership’s and the Buyer’s rights under the Purchase and Sale Agreement will terminate. Details of the three additional Pipeline Portfolio Members sold since 30 April 2008 are set out in note 13.

The results of the subsidiary companies sold in 2007 are presented below:

	2007	2006	2005
		(Unaudited)	(Unaudited)

Revenue	£18,561,984	£13,739,973	£—
Expenses	(19,321,416)	(19,465,988)	(2,183,985)

Net operating loss	(759,432)	(5,726,015)	(2,183,985)

Other (expense)/income	(7,137,281)	(4,343,129)	65,147

Book loss before taxes	(7,896,713)	(10,069,144)	(2,118,838)
Taxes payable related to book income:
Related to pre-tax profit/(loss)(1)	—	—	—
Related to gain on disposal(2)	—	—	—
Total taxes on book income for the subsidiaries sold	£—	£—	£—

(1)	No taxes are due on operations, as the subsidiaries are in a tax loss position, and there is a net operating loss carry-forward of £13,717,412.

(2)	Note that the gain on disposal of the subsidiaries was recognized at the level of PS UK Sarl, and no Luxembourg tax was due on that gain.

The net cash flows incurred by the subsidiary companies sold in 2007 are as follows:

	2007	2006	2005
		(Unaudited)	(Unaudited)

Operating	£(1,182,337)	£(8,235,124)	£4,915,227
Investing	146,018,109	(28,283,577)	(72,225,290)
Financing	(149,412,223)	40,585,176	64,396,505

Net cash (outflow)/inflow	£(4,576,451)	£4,066,475	£(2,913,558)

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

6.	Affiliate Transactions

The consolidated financial statements include the financial statements of the Partnership and the subsidiaries listed in the following table, all drawn up to 31 December 2007:

	Country of	% Equity Interest
Name	Incorporation	2007	2006
			(Unaudited)

PS UK Sarl	Luxembourg	100	100
Property Companies:
Sunrise of Fleet Limited	Jersey	0	100
Sunrise of Cardiff Limited	Jersey	100	100
Sunrise of Guildford Limited	Jersey	0	100
Sunrise of Westbourne Limited	Jersey	0	100
Sunrise of Edgbaston Limited	Jersey	0	100
Sunrise of Bassett Limited	Jersey	0	100
Sunrise of Mobberley Limited	Jersey	0	100
Sunrise of Esher Limited	Jersey	0	100
Sunrise of Solihull Limited	Jersey	100	100
Sunrise of Chorleywood Limited	Jersey	100	100
Sunrise of Weybridge Limited	Jersey	100	100
Sunrise of Bristol Leigh Woods Limited	Jersey	100	100
Sunrise of Brooklands Limited	Jersey	100	100
Sunrise of Tettenhall Limited	Jersey	100	100
Sunrise of Chichester Limited	Jersey	100	100
Sunrise of Morningside Limited	Jersey	100	100
Sunrise of Sonning Limited	Jersey	100	100
Sunrise of Sevenoaks Limited	Jersey	100	100
Sunrise of Southbourne Limited	Jersey	100	100
Sunrise of Eastbourne Limited	Jersey	100	100
Sunrise of Haywards Heath Limited	Jersey	0	100
Sunrise of Surbiton Limited	Jersey	100	100
Sunrise of Winchester Limited	Jersey	100	100
Sunrise of Bramhall II Limited	Jersey	100	100
Sunrise of Beaconsfield Limited	Jersey	100	100
Sunrise of Bagshot II Limited	Jersey	100	0
Sunrise of Brighton Limited	Jersey	100	0
Operating Companies:
Sunrise Operations Fleet Limited	England and Wales	0	100
Sunrise Operations Cardiff Limited	England and Wales	100	100
Sunrise Operations Guildford Limited	England and Wales	0	100
Sunrise Operations Westbourne Limited	England and Wales	0	100
Sunrise Operations Edgbaston Limited	England and Wales	0	100
Sunrise Operations Bassett Limited	England and Wales	0	100
Sunrise Operations Mobberley Limited	England and Wales	0	100
Sunrise Operations Esher Limited	England and Wales	0	100
Sunrise Operations Solihull Limited	England and Wales	100	100
Sunrise Operations Chorleywood Limited	England and Wales	100	100
Sunrise Operations Weybridge Limited	England and Wales	100	0
Sunrise Operations Tettenhall Limited	England and Wales	100	100
Sunrise Operations Southbourne Limited	England and Wales	100	100
Sunrise Operations Eastbourne Limited	England and Wales	100	0
Sunrise Operations Morningside Limited	England and Wales	100	0
Sunrise Operations Bramhall II Limited	England and Wales	100	0
Sunrise Operations Sonning Limited	England and Wales	100	0
Sunrise Operations Beaconsfield Limited	England and Wales	100	0

PS UK (Jersey) GP Limited is the ultimate controlling party of the Partnership through the governance of the Board of Directors and Executive Committee. The Board of Directors is appointed by SHIP and Sunrise. The Board

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

of Directors appoints the Executive Committee. All actions of the Executive Committee require the unanimous approval of all members.

Other Related Parties

The following table provides the closing balances for transactions which have been entered into with related parties for the relevant financial year.

	2007	2006
		(Unaudited)

Amounts due (from)/to other related parties
Sunrise and its wholly owned subsidiaries	£(372,366)	£3,964,787
General Partner	(40,801)	(40,801)
Home Help Companies:
Sunrise Home Help Fleet Limited	—	24,894
Sunrise Home Help Westbourne Limited	—	23,315
Sunrise Home Help Guildford Limited	—	(24,987)
Sunrise Home Help Edgbaston Limited	—	23,457
Sunrise Home Help Bassett Limited	—	32,149
Sunrise Home Help Mobberley Limited	—	27,354
Sunrise Home Help Esher Limited	—	54,249
Sunrise Home Help Cardiff Limited	(5,275)	—
Sunrise Home Help Tettenhall Limited	14,447	—
Sunrise Home Help Solihull Limited	46,199	—
Sunrise Home Help Chorleywood Limited	20,810	—

	£(336,986)	£4,084,417

Sunrise and its Wholly Owned Subsidiaries

Subsidiaries of the Partnership have entered into management and development agreements with Sunrise Senior Living Limited (SSL Ltd.), a wholly owned subsidiary of Sunrise, to provide development, design, construction, management, and operational services relating to the facilities in the United Kingdom. The development agreements commenced during 2002 and have or will terminate when the facilities open. The management agreements begin when the facilities open and will terminate fifteen years after the facility opens.

Under the development agreements, SSL Ltd., as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership in 2007 were £4,167,787 (2006 — £5,302,088) (2005 — £4,963,803).

Under the management agreements, SSL Ltd., as manager of the properties, will receive management fees equal to 5% — 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership in 2007 were £775,441 (2006 — £355,960) (2005 — £nil).

The Partnership has an amount due from Sunrise and its wholly owned subsidiaries of £372,366 as of 31 December 2007 (2006 — £3,964,787 was payable to Sunrise). This receivable relates to an overpayment for the above described transactions as well as other development costs paid by Sunrise on behalf of the Partnership. The overpayment will be applied to future costs paid by Sunrise on behalf of the Partnership. This receivable is due on demand and is non-interest bearing.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of £40,801 as of 31 December 2007 (2006 — £40,801). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

Home Help Companies

Upon opening of each facility, each of the UK Operating Companies have entered into a Domiciliary Care Agreement with their respective Home Help Companies, wholly owned subsidiaries of Sunrise, whereby the Home Help Company will provide resident care services for the residents residing in the portion of the facility registered under the Care Standards Act of 2000. In return for this service, the Operating Company will pay the respective Home Help Company a fee equal to £45 per resident day in the first year and an amount to be agreed upon by both parties in the second and subsequent years. Total fees paid to the Home Help Companies in 2007 were £1,717,156 (2006 — £586,035) (2005 — £nil). In addition under the terms of the Domiciliary Care Agreement the Operating Company is required to provide working capital to the Home Help Company to cover the service expenses of the community not otherwise collected from the residents. Total working capital reimbursed from the Home Help Companies in 2007 was £468,425 (2006 — £428,387 was provided to the Home Help Companies) (2005 — £nil).

Partner Loan

Under the terms of the Partnership Agreement, Sunrise LP and SHIP have provided loans to the Partnership in amounts sufficient to protect the Partnership’s assets or business. The loans are unsecured, non-interest bearing and are repayable from available cash from operations or capital transactions. These loans were repaid in 2007.

7.	Accrued Expenses

Accrued expenses consist of the following:

	2007	2006
		(Unaudited)

Contractor accruals including retainage	£7,411,190	£8,050,741
Interest payable on mortgage debt	1,369,186	—
Other accrued expenses	698,641	350,115

	£9,479,017	£8,400,856

8.	Long-Term Debt and Commitments

The Partnership has obtained commitments for land loans, construction loans and revolving loans of up to approximately £273.8 million to fund eleven facilities and future capital transactions. The loans are for a term of eighteen months to seven years and are secured by the facilities. There was £191,947,416 outstanding at 31 December 2007 (2006 — £170,003,122). These amounts are net of finance costs of £1,278,140 at 31 December 2007 (2006 — £1,278,128).

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt as of 31 December 2007 are as follows:

Current	Effective Interest Rate %	Maturity	2007	2006
				(Unaudited)

£1,862,000 bank loan	LIBOR + 2.00	2007	£—	£1,862,000
£12,195,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007	—	221,000
£15,200,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007	—	250,000
£18,536,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007	—	295,000
£16,298,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007	—	295,000
£63,945,752 bank loan	7.87 to 8.25	2008	19,227,570	—
£19,500,000 bank loan	LIBOR + 1.75	2008	224,936	—

			£19,452,506	£2,923,000

Non-current
£12,195,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007 - 2011	—	11,859,467
£15,200,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007 - 2011	—	14,803,173
£18,536,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007 - 2011	—	18,059,257
£16,298,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2007 - 2012	—	15,797,234
£63,945,752 bank loan	7.87 to 8.25	2008 - 2010	32,456,816	—
£19,500,000 bank loan	LIBOR + 1.75	2008 - 2011	17,216,880	12,378,738
£20,346,000 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2008 - 2012	—	17,164,974
£15,300,000 bank loan	LIBOR + 1.25 to LIBOR + 2.50	2009 - 2010	15,152,016	12,002,214
£18,451,680 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009 - 2011	13,313,696	3,040,186
£19,677,500 bank loan	LIBOR + 1.25 to LIBOR + 2.50	2009 - 2011	17,642,085	4,198,000
£21,034,664 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009 - 2012	10,051,651	—
£15,320,712 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2009 - 2013	15,090,332	6,401,440
£15,953,000 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2010	—	15,482,341
£17,157,644 bank loan	LIBOR + 2.15	2010	—	15,299,298
£19,472,082 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2010	6,109,329	—
£21,428,205 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2010	7,952,225	—
£16,729,000 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2011	16,253,740	11,321,900
£22,252,592 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2011	19,487,621	9,271,900
£20,664,096 bank loan	LIBOR + 1.25 to LIBOR + 1.50	2012	1,768,519	—

			£172,494,910	£167,080,122

£1,862,000 bank loan
This loan was secured by land and was fully repaid in May 2007.

£12,195,000 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

£15,200,000 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

£18,536,000 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

£16,298,000 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

£63,945,752 bank loan
This loan is unsecured and has payments beginning May 2008 and the balance repayable in February 2010.

£19,500,000 bank loan
This loan is secured by the facility and has bi-annual payments beginning October 2008 and the balance repayable in April 2011.

£20,346,000 bank loan
This loan was secured by the facility and was fully repaid in December 2007.

£15,300,000 bank loan
This loan is secured by the facility and has bi-annual payments beginning April 2009 and the balance repayable in September 2010.

£18,451,680 bank loan
This loan is secured by the facility and has bi-annual payments beginning June 2009 and the balance repayable in December 2011.

£19,677,500 bank loan
This loan is secured by the facility and has bi-annual payments beginning December 2009 and the balance repayable in September 2011.

£21,034,664 bank loan
This loan is secured by the facility and has bi-annual payments beginning November 2009 and the balance repayable in May 2012.

£15,320,712 bank loan
This loan is secured by the facility and has bi-annual payments beginning June 2009 and the balance repayable in June 2013.

£15,953,000 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

£17,157,644 bank loan
This loan was secured by the facility and was fully repaid in July 2007.

£19,472,082 bank loan
This loan is secured by the facility and is repayable in full in November 2010.

£21,428,205 bank loan
This loan is secured by the facility and is repayable in full in November 2010.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

£16,729,000 bank loan
This loan is secured by the facility and is repayable in full in February 2011.

£22,252,592 bank loan
This loan is secured by the facility and is repayable in full in December 2011.

£20,664,096 bank loan
This loan is secured by the facility and has bi-annual payments beginning May
2010 and the balance repayable in November 2012.

Commitments

Sunrise has made guarantees on certain construction loans and operating deficit guarantees on the facilities upon opening, for which Sunrise will be paid a fee equal to a percentage of the loan amount.

9.	Income Taxes

The Partnership is not a taxable entity since attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement. However, our operating companies are subject to UK income tax and our property companies are subject to Jersey income tax.

Major components of income for the years ended 31 December are as follows:

	2007	2006	2005
		(Unaudited)	(Unaudited)

Partnership income	£88,569,571	£436,676	£236,951
Operating and property company profit/(loss)	6,016,946	(12,489,602)	(2,655,087)

Consolidated net profit/(loss)	£94,586,517	£(12,052,926)	£(2,418,136)

The operating and property companies had the following deferred tax assets and liabilities at 31 December:

	2007	2006
		(Unaudited)

Deferred tax assets
Net operating losses for Operating and Property Companies	£3,768,480	£4,306,775
Pre-rental expense carry-forward	397	327,584

Total deferred tax assets	3,768,877	4,634,359

Deferred tax liabilities Capital allowances	(88,563)	(158,710)

Total deferred tax liabilities	(88,563)	(158,710)

Net deferred tax asset	£3,680,314	£4,475,649

In the UK, the applicable statutory tax rate for corporation tax in 2007 is 28% (2006 — 30%) (2005 — 30%), in Jersey the applicable 2007 statutory tax rate is levied at 20% (2006 — 22%) (2005 — 22%) on rental income arising in the UK.

As at 31 December 2007 the operating companies and the property companies had combined accumulated net operating losses of approximately £12,536,870 (2006 — losses of £14,561,000) which, once agreed with the tax authorities, can be carried forward indefinitely for offset against future taxable profits of the companies in which the

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

losses arose. At the applicable statutory tax rates this would create a long-term deferred tax asset of £3,768,480 at 31 December 2007 (2006 — £4,306,775).

Additionally, the operating companies have pre-commencement expenses of approximately £1,491 as at 31 December 2007 (2006 — £1,091,947) which at the applicable statutory tax rate would create a deferred tax asset of £397 in 2007 (2006 — £327,584), as outlined above.

At the property company level, however, capital allowances in the amount of approximately £442,815 for 2007 (2006 — £721,407) at the statutory tax rate would create a deferred tax liability of £88,563 (2006 — £158,710), as mentioned above. This deferred tax liability reduces the above deferred tax assets, and thus our net deferred tax asset as at December 2007 would amount to £3,680,314 (2006 — £4,475,649).

Note that the ending deferred balances do not include activity related to the Operating Companies and Property Companies that were transferred into a new venture during 2007. These are the Operating Companies and Property Companies related to Fleet, Westbourne, Guilford, Edgbaston, Basset, Mobberley and Esher. At the end of 2006 each of the discontinued Operating Companies and Property Companies were in a tax loss position. See Note 5.

The net deferred tax assets have not been recognised, because there is no assurance that adequate profits will be generated in the future to be able to utilise the losses and expenditures carried forward. Accordingly, no provision for income taxes has been included in these financial statements, and there are no current or deferred income taxes recognised in the financial statements. Additionally the capital gain derived from the disposal of the UK Operating Companies and Jersey Property Companies is tax exempt in the UK and Jersey.

10.	Partners’ Capital

The Partnership consists of the General Partner, Sunrise LP (20%), SHIP (80%) and SunCo. The General Partner is responsible for the management and control of the business and affairs of the Partnership and has the right to transact business and sign documents in the Partnership’s name. The General Partner must obtain the approval of its Board of Directors for certain major actions as defined in the General Partner’s Shareholders’ Agreement.

The Partnership is arranged such that each partner’s capital account is increased by its proportionate share of net income or any additional capital contributions and is decreased by its proportionate share of net losses or the fair value of any property distributed to such partner. Cash distributed from operations and cash distributed from capital transactions shall be distributed to the partners and partnership interests in the order defined in the Partnership Agreement. There is no obligation of the Partnership to return the partners’ capital contributions other than as specified in the Partnership Agreement.

The partners had initially agreed to contribute £42,500,000 to the Partnership and subsequently increased their commitment to £117,500,000, of which £87,826,644 has been funded through to 31 December 2007.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total

Balance at 1 January 2005 — unaudited	£3,820,468	£15,281,877	£1	£19,102,346
Contributions	4,016,816	16,067,261	—	20,084,077
Net loss for the year	(483,627)	(1,934,509)	—	(2,418,136)
Foreign currency translation adjustment	(184)	(735)	—	(919)

Balance at 1 January 2006 — unaudited	7,353,473	29,413,894	1	36,767,368
Contributions	4,138,139	16,552,559	—	20,690,698
Net loss for the year	(2,410,585)	(9,642,341)	—	(12,052,926)
Other reserves	14,127,339	56,509,358	—	70,636,697
Foreign currency translation adjustment	(61)	(244)	—	(305)

Balance at 31 December 2006 — unaudited	23,208,305	92,833,226	1	116,041,532
Contributions	5,247,452	20,989,804	—	26,237,256
Net profit for the year	18,917,303	75,669,214	—	94,586,517
Other reserves	(6,417,371)	(25,669,482)	—	(32,086,853)
Distributions	(37,638,798)	(113,064,757)	(8,971,995)	(159,675,550)

At 31 December 2007	£3,316,891	£50,758,005	£(8,971,994)	£45,102,902

11.	Financial Risk Management Objectives and Policies

Interest Rate Risk

The main risk arising from the Partnership’s long-term debt with floating interest rates is cash flow interest rate risk. The interest rates on these loans are all LIBOR based plus a margin. The margin tends to be the highest during the construction phase, then is reduced during the lease-up phase and is reduced further once a facility reaches stabilization, as defined in the loan documents.

The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to its carrying value at 31 December 2007.

At 31 December 2007, the Partnership had approximately £50 million of floating-rate debt that has not been hedged. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately £500,000 based on the amount of floating-rate debt that was not hedged at 31 December 2007.

The table below summarises the Partnership’s financial liabilities at 31 December based on contractual undiscounted payments, including interest.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Year Ended 31 December 2007

	On	Less Than	Three to	One to	More Than
	Demand	Three Months	Twelve Months	Five Years	Five Years	Total

Interest bearing loans and borrowings	£—	£2,417,845	£28,363,541	£186,260,389	£13,093,982	£230,135,757
Trade payables	100,018	—	—	—	—	100,018
Accrued expenses	—	6,929,574	1,131,609	1,417,834	—	9,479,017

	£100,018	£9,347,419	£29,495,150	£187,678,223	£13,093,982	£239,714,792

Year Ended 31 December 2006

	On	Less Than	Three to	One to	More Than
	Demand	Three Months	Twelve Months	Five Years	Five Years	Total

Interest bearing loans and borrowings	£—	£1,905,293	£10,507,059	£175,256,666	£34,273,990	£221,943,008
Trade payables	328,467	—	—	—	—	328,467
Accrued expenses	—	5,564,572	753,532	2,082,752	—	8,400,856
Partner loan	—	—	—	—	1,275,000	1,275,000

	£328,467	£7,469,865	£11,260,591	£177,339,418	£35,548,990	£231,947,331

Hedging Activities

Cash Flow Hedges

The Partnership manages it exposure to interest rate risk by entering into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed upon fixed interest and variable interest rates. Use of these derivative financial instruments has not had a material impact on the Partnership’s financial position at 31 December 2007 or the Partnership’s results of operations for the year ended 31 December 2007.

At 31 December 2007, the Partnership had an interest rate swap agreement in place with a notional amount of £90,000,000 whereby it pays a fixed rate of interest of 5.36% and receives a variable rate equal to 3-month LIBOR on the notional amount. The swap agreement has a maturity date of 15 January 2011. The swap is being used to hedge the exposure to changes in the variable interest rate on the Partnership’s long-term debt. As at 31 December 2007, the fair value of the interest rate swap was £529,885.

Credit Risk

There are no significant concentrations of credit risk within the Partnership. With respect to credit risk arising from cash and restricted cash, the Partnership’s exposure to credit risk arises from the default of the counterparty, with a maximum exposure equal to the carrying amount of these instruments.

Capital Management

The primary objective of the Partnership’s capital management is to permit the acquisition and development of approximately twenty-six facilities.

To maintain the capital structure, the Partnership will require additional capital contributions from Sunrise LP and SHIP in accordance with the Limited Partnership agreement. Capital contributions for initial investment approval projects are made pursuant to the initial investment proposal approved budget. Capital contributions for final investment approved projects are made pursuant to the approved development budget. Capital contributions

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

are also made for initial site investigation costs as well as other expenses, fees and liabilities that the Partnership may occur. No changes were made in the objectives, policies or processes during the year ended 31 December 2007.

The following table provides the detail of the capital contributions made for the relevant financial year:

	2007	2006
		(Unaudited)

General partnership expenses	£45,546	£116,892
Initial site investigation costs
Initial investment approved projects:
Sunrise of Bath Limited	(11,065)	194,197
Sunrise of Bristol Leigh Woods Limited	(2,263,093)	471,056
Sunrise of Brooklands Limited	306,301	238,208
Sunrise of Chichester Limited	135,485	144,514
Sunrise of Haywards Heath Limited	123,493	226,891
Sunrise of High Wycombe Limited	(1,828)	(118,501)
Sunrise of Morningside Limited	(42,397)	201,473
Sunrise of Murrayfield Limited	—	(291,500)
Sunrise of Sevenoaks Limited	302,030	819,800
Sunrise of Surbiton Limited	387,664	380,637
Sunrise of Winchester Limited	270,544	316,843
Final investment approved projects:
Sunrise of Bagshot II Limited	5,166,024	—
Sunrise of Beaconsfield Limited	5,078,287	278,764
Sunrise of Bramhall II Limited	4,810,438	448,228
Sunrise of Cardiff Limited	—	683,924
Sunrise of Chorleywood Limited	—	2,297,153
Sunrise of Eastbourne Limited	3,021,973	1,590,947
Sunrise of Mobberley Limited	—	1,015,867
Sunrise of Sonning Limited	4,481,506	386,514
Sunrise of Solihull Limited	—	2,108,214
Sunrise of Southborne Limited	2,025,701	2,893,676
Sunrise of Tettenhall Limited	386,011	3,140,666
Sunrise of Weybridge Limited	2,014,636	3,146,235

	£26,237,256	£20,690,698

12.	Pensions and Other Post-Employment Benefit Plans

Eligible employees of the United Kingdom subsidiaries of the Partnership can participate in a Group Personal Pension Plan (the Plan), which is a money purchase pension plan to help save for retirement. Eligible employees are those who have completed the probationary period, as defined in each employee’s contract, and have reached age 18. The Plan contains three elements — employer-based contributions, equalling a minimum of 3% of eligible pensionable salary; optional member contributions; and mandatory employer matching contributions for managers and senior managers. During 2007, the Partnership contributed £30,069 (2006 — £23,698) (2005 — £nil) to the Plan.

PS UK Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

13.	Subsequent Events

Three additional Pipeline Members were sold in 2008. On 30 April 2008, the subsidiary companies that owned and operated Sunrise of Solihull were purchased for £22.9 million with £21.1 million of the proceeds being used to repay £15.4 million of outstanding mortgage debt and £6.7 million of the Partnership’s unsecured bank debt. On 31 May 2008, the subsidiary companies that owned and operated Sunrise of Cardiff and Sunrise of Chorleywood were purchased for £53.3 million with £49.6 million of the proceeds being used to repay £35.3 million of outstanding mortgage debt and £14.3 million of the Partnership’s unsecured bank debt. A gain of approximately £19 million will arise on these sales. On 30 May 2008, the Partnership and the Buyer executed an agreement to add the subsidiary companies that own and operate Sunrise of Sonning and Sunrise of Beaconsfield to the Pipeline Members.

INDEPENDENT AUDITORS’ REPORT

To the Members of
AL U.S. Development Venture, LLC:

We have audited the accompanying consolidated balance sheet of AL U.S. Development Venture, LLC (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, members’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AL U.S. Development Venture, LLC as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 29, 2008

AL U.S. DEVELOPMENT VENTURE, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)

ASSETS
Property and Equipment:
Land and land improvements	$47,836,752	$47,800,833	$40,931,428
Building and building improvements	179,175,098	178,962,371	153,486,626
Furniture and equipment	13,302,079	13,107,160	11,230,326
Construction in progress	—	19,135	31,197,641

	240,313,929	239,889,499	236,846,021
Less accumulated depreciation	(23,501,494)	(16,610,470)	(14,658,439)

Property and equipment — net	216,812,435	223,279,029	222,187,582
Cash and Cash Equivalents	7,547,327	6,539,184	—
Cash Held by AEW Member	—	3,416,771	11,094,765
Restricted Cash	6,000,000	—	—
Accounts Receivable — Less allowance for doubtful accounts of $383,057, $243,343, and $175,571, respectively	1,079,174	1,224,655	875,388
Prepaid Expenses and Other Current Assets	564,679	761,107	641,110
Deferred Financing Costs — Less accumulated amortization of $529,572, $2,359,258, and $1,489,611, respectively	4,085,851	1,572,757	2,243,958

Total	$236,089,466	$236,793,503	$237,042,803

LIABILITIES AND MEMBERS’ (DEFICIT) CAPITAL
Liabilities:
Long-term debt	$370,500,000	$202,313,581	$185,425,293
Derivative liability	17,039,343	—	—
Notes payable to affiliate	—	4,173,724	2,338,490
Accounts payable and accrued expenses	2,728,431	2,973,211	5,857,310
Payables to affiliates	3,197,737	9,145,059	4,829,679
Deferred revenue	3,953,863	3,250,730	3,114,810
Security and reservation deposits	44,301	85,341	91,645
Accrued interest	1,270,845	630,337	37,843

Total liabilities	398,734,520	222,571,983	201,695,070
Members’ (Deficit) Capital	(162,645,054)	14,221,520	35,347,733

Total	$236,089,466	$236,793,503	$237,042,803

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)

Operating revenue:
Resident fees	$76,325,155	$64,822,893	$51,029,044
Other income	379,149	226,946	137,805

Total operating revenue	76,704,304	65,049,839	51,166,849

Operating expenses:
Labor	27,361,910	25,044,073	19,529,473
Depreciation and amortization	6,766,201	6,431,137	7,801,309
Management fees	5,198,041	4,418,473	3,461,584
General and administrative	4,647,867	3,646,605	2,729,632
Insurance	2,526,045	4,066,943	2,812,243
Food	2,722,483	2,334,825	1,746,597
Taxes and license fees	2,701,310	1,878,673	1,391,581
Utilities	2,006,454	1,960,423	1,595,469
Repairs and maintenance	1,996,821	1,277,319	938,150
Advertising and marketing	994,128	1,117,188	594,066
Ancillary expenses	535,929	386,746	332,132
Bad debt	163,929	96,053	134,009

Total operating expenses	57,621,118	52,658,458	43,066,245

Income from operations	19,083,186	12,391,381	8,100,604

Other income (expense):
Amortization of financing cost	(914,656)	(869,647)	(738,748)
Loss on extinguishment of debt	(1,188,688)	—	—
Prepayment penalty	(4,154,962)	—	—
Change in fair value of interest rate hedge instruments	(17,039,343)	—	—
Interest expense	(20,637,838)	(12,739,257)	(9,033,706)
Interest income	331,620	232,701	13,631

Total other expense	(43,603,867)	(13,376,203)	(9,758,823)

Net loss	$(24,520,681)	$(984,822)	$(1,658,219)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

	For the Years Ended December 31
			MS Senior
	SSLII	AEW Member	Living, LLC	Total

Members’ capital — December 31, 2004 (unaudited)	$11,341,244	$32,059,380	$—	$43,400,624
Cash contributions	653,703	2,673,560	—	3,327,263
Non-cash contribution adjustment	(35,062)	(140,247)	—	(175,309)
Cash distributions	(512,414)	(7,884,476)	—	(8,396,890)
Non-cash distributions	(229,947)	(919,789)	—	(1,149,736)
Net loss	(331,644)	(1,326,575)	—	(1,658,219)

Members’ capital — December 31, 2005 (unaudited)	10,885,880	24,461,853	—	35,347,733
Distributions	(8,030,842)	(12,110,549)	—	(20,141,391)
Net loss	(196,964)	(787,858)	—	(984,822)

Members’ capital — December 31, 2006 (unaudited)	2,658,074	11,563,446	—	14,221,520
Contributions	1,200,000	—	4,800,000	6,000,000
Distributions	(30,746,046)	856,509	(128,456,356)	(158,345,893)
Transfer of equity	—	(12,584,916)	12,584,916	—
Net loss	(4,904,136)	164,961	(19,781,506)	(24,520,681)

Members’ deficit — December 31, 2007	$(31,792,108)	$—	$(130,852,946)	$(162,645,054)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(24,520,681)	$(984,822)	$(1,658,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,766,201	6,431,137	7,801,309
Amortization and loss on extinguishment of debt	2,103,344	869,647	738,748
Provision for bad debts	163,929	96,053	134,009
Changes in assets and liabilities:
Change in fair value of interest rate hedge instruments	17,039,343	—	—
Cash held by AEW Member	3,416,771	7,677,994	(6,355,684)
Accounts receivable	(18,448)	(445,320)	(497,767)
Prepaid expenses and other current assets	196,428	(119,997)	(214,635)
Accounts payable and accrued expenses	(244,780)	(2,884,099)	460,871
Payable to affiliates — net	(5,947,322)	4,315,380	2,489,875
Accrued interest	640,508	592,494	37,843
Deferred revenue	703,133	135,920	790,935
Security and reservation deposits	(41,040)	(6,304)	(9,995)

Net cash provided by operating activities	257,386	15,678,083	3,717,290

Cash flows from investing activities:
Restricted cash	(6,000,000)	—	9,652,233
Investment in property and equipment	(299,607)	(7,522,584)	(32,264,573)

Net cash used in investing activities	(6,299,607)	(7,522,584)	(22,612,340)

Cash flows from financing activities:
Payment of financing costs	(4,616,438)	(198,446)	(33,493)
Proceeds from note to affiliate	47,708	4,859,176	17,751,344
Repayment of note to affiliate	(4,221,432)	(3,023,942)	(24,565,140)
Proceeds from long-term debt	371,330,817	17,032,214	30,808,064
Payment on long-term debt	(203,144,398)	(143,926)	—
Contributions	6,000,000	—	3,327,263
Distributions	(158,345,893)	(20,141,391)	(8,396,890)

Net cash provided by (used in) financing activities	7,050,364	(1,616,315)	18,891,148

Net increase (decrease) in cash and cash equivalents	1,008,143	6,539,184	(3,902)
Cash and cash equivalents — Beginning of year	6,539,184	—	3,902

Cash and cash equivalents — End of year	$7,547,327	$6,539,184	—

Supplemental disclosure of non-cash flow information —
Change in derivative valuation	$17,039,343	$—	$—
SSLII capital contribution accrued but unpaid in 2004	—	—	(175,309)
Capital distributions accrued but unpaid	—	—	(1,149,736)

	$17,039,343	$—	$(1,325,045)

Supplemental disclosure of cash flow information —
Cash paid for interest	$19,997,330	$12,146,763	$9,032,386

See notes to consolidated financial statements.

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2007, 2006 (Unaudited), and 2005
(Unaudited)

1.	Organization

AL U.S. Development Venture, LLC (“AL U.S.”) was formed on December 23, 2002, as a limited liability company under the laws of the state of Delaware. The Company shall terminate on December 31, 2037, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to this date. AEW Senior Housing Company, LLC (the “AEW Member”) held an 80% membership interest, and Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and held a 20% membership interest through June 14, 2007. On June 14, 2007 AEW Senior Housing Company, LLC transferred its 80% member interest to an unrelated third party, MS Senior Living, LLC, a Delaware limited liability company, pursuant to a Purchase and Sale Agreement dated April 9, 2007. As of December 31, 2007, MS Senior Living, LLC held an 80% interest in the Company and SSLII held a 20% interest in the Company.

The amended and restated limited liability agreement effective June 14, 2007 details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All net cash flow from operations and capital proceeds is to be distributed according to the priorities pro rata as specified in the limited liability agreement. The managing member can request additional capital for operating shortfalls in the event that third party financing on terms acceptable to the executive committee cannot be procured. Contributions are made pro rata in proportion to the relative percentage interests of the member at the time of request. Net income is allocated to the members pro rata in proportion to the relative percentage interests of the members.

AL U.S. wholly owns the following five single-purpose limited liability companies and 10 single-purpose limited partnerships (the “Operator Entities”) that were organized to develop and own 15 assisted living facilities (the “Facilities”) to provide assisted living services for seniors:

Operator Entity	Location	Date Opened

AL US/Bonita Senior Housing, LP	San Diego (Bonita), California	April 2003
Boulder Assisted Living, LLC	Boulder, Colorado	May 2003
AL US/Huntington Beach Senior Housing, LP	Huntington Beach, California	February 2004
AL US/La Jolla Senior Housing, LP	Chula Vista (La Jolla/Pacific Beach), California	May 2003
AL US/La Palma Senior Housing, LP	La Palma, California	July 2003
Newtown Square Assisted Living, LLC	Newton Square, Pennsylvania	March 2004
AL US/Sacramento Senior Housing, LP	Sacramento, California	December 2003
AL US/Seal Beach Senior Housing, LP	Seal Beach, California	February 2004
AL US/Studio City Senior Housing, LP	Los Angeles (Studio City), California	June 2004
Wilmington Assisted Living, LLC	Wilmington, Delaware	December 2003
AL US/Woodland Hills Senior Housing, LP	Woodland Hills, California	May 2005
AL US/Playa Vista Senior Housing, LP	La Playa Vista, California	June 2006
GP Woods Assisted Living, LLC	Grosse Point Woods, Michigan	January 2005
AL US/GP Woods II Senior Housing, LLC	Grosse Point Woods II, Michigan	June 2006
AL/US San Gabriel Senior Housing, LP	San Gabriel, California	February 2005

Senior living services include a residence, meals, and non-medical assistance to elderly residents for a monthly fee. The Facilities’ services are generally not covered by health insurance, and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

2.	Summary of Significant Accounting Policies

Basis of Accounting — The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

consolidated accounts of AL U.S. and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions.

The accompanying consolidated financial statements and related footnotes for the years ended December 31, 2006 and 2005 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2007 consolidated financial statements and footnotes thereto, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the years ended December 31, 2006 and 2005.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, amortization periods of deferred costs, and the fair value of financial statements, including derivatives. Actual results could differ from those estimates.

Property and Equipment — Property and equipment are recorded at the lower of cost, or if impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. The Company capitalizes property taxes, insurance and interest during construction to the extent such assets qualify for capitalization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Land improvements	10-15 years
Building and improvements	40 years
Furniture, fixtures, and equipment	3-10 years

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. No impairment charge was recorded in 2007, 2006 (unaudited), or 2005 (unaudited).

Cash and Cash Equivalents — Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Throughout the year, the Company may have cash balances in excess of federally insured amounts on deposit with various financial institutions.

Restricted Cash — Restricted cash balances represent amounts set aside for debt service charges as required by the loan agreement.

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts on its outstanding receivables balance based on its collection history and an estimate of uncollectible accounts.

Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $914,656, $869,647 (unaudited), and $738,748 (unaudited), respectively.

Revenue Recognition and Deferred Revenue — Operating revenue consists of resident fee revenue, including resident community fees. Generally, resident community fees approximating 30 to 60 times the daily residence fee are received from residents upon occupancy. Resident community fees are deferred and recognized as income over one year corresponding to the terms of agreements with residents. The agreements are cancelable by residents with 30 days notice. All other resident fee revenue is recognized when services are rendered. The Company bills the residents one month in advance of the services being rendered, and therefore, cash payments received for services are recorded as deferred revenue until the services are rendered and the revenue is earned.

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

Income Taxes — No provision has been made for federal and state income taxes, as the liability for such taxes, if any, is that of the members and not the Company. The Company is subject to franchise taxes in the states of California, Michigan and Pennsylvania, where the properties are located. These taxes are expensed as incurred and are included in taxes and license fees in the accompanying consolidated financial statements.

Accounting for Derivatives — The Company accounts for its derivative instruments in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company’s derivative instruments consist of an interest rate swap and an interest rate cap that it has entered into to manage its exposure to interest rate risk. The Company’s interest rate instruments do not qualify for hedge accounting treatment in accordance with SFAS No. 133 and, as a result, changes in the fair value of the swap are recorded in net income.

Fair Value of Financial Instruments — Disclosures of estimated fair value are determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued assets and liabilities are carried at amounts which reasonably approximate their fair values.

3.	Transactions with Affiliates

The Operator Entities entered into development agreements with Sunrise Development, Inc. (“SDI”), a wholly owned subsidiary of SSLI. SDI provided development, design, and construction services for the Facilities. The development agreements terminated in 2006 when SDI completed its services and was paid in full. SDI guaranteed the opening of the Facilities by a certain date and within a specified budget on a pooled basis. Total development fees accrued and capitalized by the Operator Entities for the year ended December 31, 2007, 2006 and 2005 were $0, $121,083 (unaudited) and $12,318,316 (unaudited), respectively.

For January 1, 2005 through June 13, 2007, the Company had management agreements with Sunrise Senior Living Management, Inc. (“SSLMI”), an affiliate of SSLII, to manage the Facilities. The agreements had terms of 23 to 35 years and expired during 2027 and 2037. On June 14, 2007 new management agreements were established with SSLMI as part of a recapitalization. The agreements have terms of 30 years and expire in 2037. For January 1, 2005 through June 14, 2007, the agreements provided for management fees to be paid monthly, based on net operating income (“NOI”) hurdles for each facility. During each of the first six months, the management fee was the greater of 5% of the gross revenue of the facility, as defined in the agreements, or $17,500. Thereafter, fees ranged between 5-7% of the facility’s gross revenues depending on the NOI hurdles met. From June 15, 2007 through December 31, 2007 management fees are equal to 7% of gross operating revenues. Total management fees incurred in 2007, 2006, and 2005 were $5,198,041, $4,418,473 (unaudited), and $3,461,584 (unaudited), respectively.

The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $50,731,687, $26,938,496 (unaudited), and $20,460,164 (unaudited) in 2007, 2006, and 2005, respectively.

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $4,096,932, $3,964,492 (unaudited), and $2,661,699 (unaudited) in 2007, 2006, and 2005, respectively. A one time refund of liability premiums of $659,440 was given in 2007.

Pursuant to a purchase and sale agreement dated April 9, 2007, SSLII retained the liability for the uninsured loss layer for insured claims, including incurred but not reported claims, as of the closing date, for which SSLII was paid $1,058,575 by the AEW Member. The recorded liability and related expense of $1,109,023 was reversed during 2007.

The Company had payables to SSLI of $3,197,737, $9,145,059 (unaudited), $3,726,622 (unaudited) at December 31, 2007, 2006, and 2005, respectively. These transactions are subject to the right of offset wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented net as payable to affiliates, net on the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.

The Company also had payables to the AEW Member of $1,103,057 (unaudited) at December 31, 2005 related to accrued distributions. No amounts were due to the AEW Member at December 31, 2007 or 2006 (unaudited).

During 2002, the Company entered into a revolving loan agreement with SSLI to provide up to $20.0 million (the “Note”) to partially finance the initial development and construction of the Facilities. The Note generally accrued interest on its outstanding balance at a fixed rate of 10% non-compounding. The note was due on December 23, 2010 but could be repaid earlier. The balance of the Note at December 31, 2006 and 2005 was $4,173,724 (unaudited) and $2,338,490 (unaudited), respectively, excluding accrued interest. On June 14, 2007, as part of a recapitalization, the Note was repaid. The payment represented $3,649,387 principal and $183,332 of accrued interest through June 14, 2007. The Company capitalized interest of $0, $73,926 (unaudited) and $131,105 (unaudited) related to the Note during the years ended December 31, 2007, 2006 and 2005, respectively. Interest paid on the Note during the years ended December 31, 2007, 2006 and 2005 was $183,332, $0 (unaudited) and $276,239 (unaudited), respectively.

4.	Concentrations of Credit Risk

The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at December 31, 2007, 2006 (unaudited), and 2005 (unaudited) was 100% private pay.

5.	Long-Term Debt

Prior to June 14, 2007, the Company had long-term debt with three lenders, GE, Capmark and Guaranty.

The GE loan could voluntarily be prepaid at specified premiums. The Company made monthly interest payments for the first three years of the loan term with interest and principal payments to commence in 2007 in accordance with the loan agreement. The loan bore interest at a fixed rate of 6.13%. The loan agreement provided for an additional borrowing of up to $10.0 million collateralized by certain properties subject to conditions set forth in the loan document. This option was available to the Company through April 2007. The maturity date of the loan was October 25, 2011. The balance of the GE loan was $80,856,074 (unaudited) and $81,000,000 (unaudited) at December 31, 2006 and 2005, respectively. The GE loan was repaid on June 14, 2007.

The Capmark loan could voluntarily be prepaid in part or in full at any time without penalty. It bore interest at LIBOR plus 2.75%, and its maturity date was October 1, 2007. The interest rate at December 31, 2006 and 2005 was 10.00% (unaudited) and 7.85% (unaudited), respectively. The balance of the Capmark loan was $29,634,166 (unaudited) and $17,159,835 (unaudited) at December 31, 2006 and 2005, respectively. The Capmark loan was repaid on June 14, 2007.

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

The Guaranty loan could voluntarily be prepaid in part or in full at any time without penalty. It bore interest of LIBOR plus 2%, and its maturity date was November 1, 2007. The interest rate at December 31, 2006 and 2005 was 9.25% (unaudited) and 7.10% (unaudited), respectively. The balance of the Guaranty loan was $91,823,341 (unaudited) and $87,265,458 (unaudited) at December 31, 2006 and 2005, respectively. The Guaranty loan was repaid on June 14, 2007.

On December 31, 2006, the Company failed to meet certain debt covenants. The Company obtained a waiver from the lender on March 29, 2007.

On June 14, 2007, the Company refinanced its long-term debt. The previous debt, comprised of GE, Capmark and Guaranty loans was repaid and consisted of $202,757,095 of principal and $481,512 of accrued interest through June 14, 2007. Additionally, $4,154,962 of prepayment penalties were paid for the prepayment of the GE debt. No prepayment fees were required for any other loans. New debt was obtained with HSH Nordbank for $370,500,000 and is due on June 14, 2012. The loan bears interest at LIBOR plus 1.50%. The LIBOR rate was 4.60% as of December 31, 2007. The loan is secured by the Facilities.

The Company met both liquidity and debt service coverage ratio requirements as of December 31, 2007.

The fair value of the Company’s long term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. The estimated fair value of the Company’s long term debt approximated its carrying amount at December 31, 2007, 2006 (unaudited), and 2005 (unaudited).

On June 28, 2007, the Company entered into an interest rate swap and cap agreement with HSH Nordbank AG with terms extended to June 14, 2012 for the swap and June 14, 2010 for the cap. The interest rate swap limits LIBOR exposure to a maximum rate of 5.61% on a $259,350,000 notional amount, and the interest rate cap limits LIBOR exposure to a maximum rate of 6.25% on a notional amount of $111,150,000. The fair market value of the interest rate swap and cap at December 31, 2007, were a liability $17,092,193 and an asset of $52,850, respectively, and the net amount is included in the derivative liability on the 2007 consolidated balance sheet.

The Company utilizes these interest-rate related derivative instruments (interest rate swap and caps) to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

6.	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

7.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS 157 relating to

AL U.S. Development Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial statements on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Members of
Sunrise First Assisted Living Holdings, LLC
McLean, Virginia

We have audited the accompanying consolidated balance sheet of Sunrise First Assisted Living Holdings, LLC (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in members’ (deficit) capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sunrise First Assisted Living Holdings, LLC at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beers & Cutler, LLC

Vienna, Virginia
July 28, 2008

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(Unaudited)

ASSETS
Real Estate, net	$123,270,368	$126,263,066
Other Assets
Cash and cash equivalents	1,946,157	2,505,286
Accounts receivable, less allowance for doubtful accounts of $577,928 and $367,187, respectively	1,125,070	1,066,950
Due from affiliates, net	1,660,615	—
Other assets	154,136	444,750
Restricted cash	634,013	1,698,613
Deferred financing costs, less accumulated amortization of $1,080,266 and $1,225,645, respectively	3,887,248	1,080,141

Total other assets	9,407,239	6,795,740

Total assets	$132,677,607	$133,058,806

LIABILITIES AND MEMBERS’ DEFICIT
Mortgages Payable	$175,254,051	$128,391,460
Other Liabilities
Accounts payable and accrued expenses	2,871,358	1,912,382
Due to affiliates, net	—	639,358
Deferred revenue	2,367,289	2,303,331
Note payable to affiliate	—	2,576,062
Deferred rent	1,225,126	944,812

Total other liabilities	6,463,773	8,375,945

Total liabilities	181,717,824	136,767,405

Members’ Deficit	(49,040,217)	(3,708,599)

Total liabilities and members’ deficit	$132,677,607	$133,058,806

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
		(Unaudited)	(Unaudited)

Operating Revenue	$58,308,339	$55,833,049	$53,205,622
Operating expenses
Labor	20,672,041	19,699,558	19,350,475
Food	2,379,689	2,239,177	2,127,080
General and administrative	7,357,504	6,652,993	5,668,457
Insurance	2,148,863	2,131,013	1,994,847
Utilities	1,901,748	1,744,987	1,612,499
Repair and maintenance	2,036,785	1,656,012	1,217,212
Management fees	3,911,592	3,964,787	3,785,251
Depreciation	3,849,154	3,717,927	3,654,742
Lease expense	409,294	412,178	413,169

Total operating expenses	44,666,670	42,218,632	39,823,732

Income from Operations	13,641,669	13,614,417	13,381,890
Other (expense) income
Interest income	150,191	105,477	14,192
Interest expense	(14,510,145)	(9,487,888)	(9,610,197)

Total other expense	(14,359,954)	(9,382,411)	(9,596,005)

Net (loss) income	$(718,285)	$4,232,006	$3,785,885

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL

Years Ended December 31, 2006, 2005 and 2004

Balance, January 1, 2004 (unaudited)	$670,484
Distributions (unaudited)	(5,899,677)
Net Income (unaudited)	3,785,885

Balance, December 31, 2004 (unaudited)	(1,443,308)
Distributions (unaudited)	(6,497,297)
Net Income (unaudited)	4,232,006

Balance, December 31, 2005	(3,708,599)
Distributions	(44,613,333)
Net Loss	(718,285)

Balance, December 31, 2006	$(49,040,217)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(718,285)	$4,232,006	$3,785,885
Reconciling adjustments:
Provision for bad debts	210,741	(12,112)	198,051
Depreciation	3,849,154	3,717,927	3,654,742
Amortization of financing costs	757,512	286,999	322,328
Changes in:
Accounts receivable	(268,861)	(163,036)	129,934
Other assets	290,614	(18,456)	(185,255)
Accounts payable and accrued expenses	958,976	279,142	475,493
Due from/to affiliates	(2,299,973)	383,224	(302,042)
Deferred revenue	63,958	(279,620)	2,133,976
Deferred rent	280,314	246,564	254,063

Net cash provided by operating activities	3,124,150	8,672,638	10,467,175
Cash flows from investing activities
Decrease (increase) in restricted cash	1,064,600	(389,203)	40,269
Investment in property and equipment	(856,456)	(917,792)	(391,350)

Net cash used in (provided by) investing activities	208,144	(1,306,995)	(351,081)

Cash flows from financing activities
Financing costs paid	(3,564,619)	(46,779)	(44,688)
Borrowing of long-term debt	175,977,070	—	—
Repayments of long-term debt	(129,114,479)	(2,463,233)	(2,306,781)
Repayments of note payable to affiliate	(2,576,062)	(53,957)	(50,420)
Distributions to members	(44,613,333)	(6,224,676)	(5,907,920)

Net cash used in financing activities	(3,891,423)	(8,788,645)	(8,309,809)
Net (decrease) increase in cash and cash equivalents	(559,129)	(1,423,002)	1,806,285
Cash and cash equivalents, beginning of year	2,505,286	3,928,288	2,122,003

Cash and cash equivalents, end of year	$1,946,157	$2,505,286	$3,928,288

Supplemental disclosure of cash flow information
Cash paid for interest	$13,504,120	$9,200,890	$9,286,049

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1 —	Organization

Sunrise First Assisted Living Holdings, LLC, (the Company) was formed on January 31, 2002 as a limited liability company under the laws of the State of Delaware. The Company began operations on March 22, 2002. The purpose of the Company is to lease and operate assisted living facilities which provide assisted living services to seniors in Alexandria, Virginia; Smithtown, New York; Northville, Michigan; Rochester, Michigan; Buffalo Grove, Illinois; Bloomingdale, Illinois; Mt. Vernon, New York; Blue Bell, Pennsylvania; Valencia, California; Riverside, California; Pacific Palisades, California; and Mission Viejo, California (the Facilities). Assisted living services provide a residence, meals and nonmedical assistance to elderly residents for a monthly fee. These services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the resident, their family, or another responsible party.

Sunrise Senior Living Investments, Inc. (SSLII) was the initial member of the Company and is the managing member. SSLII is a wholly owned subsidiary of Sunrise Senior Living, Inc. (SSLI). On March 22, 2002, SSLII contributed to the Company, at historical cost, their membership interests in seven limited liability companies and five limited partnerships, each owning a separate assisted living facility (the Facilities). US Assisted Living Facilities, Inc. (USALF), a Delaware corporation, was admitted to the Company for an 80 percent ownership for a cash contribution of approximately $50.1 million. SSLII retained a 20 percent ownership in the Company. The Company transferred its membership interest or sold each of the Facilities to 12 separate special purpose vehicles (SPVs). Each SPV is administered by Global Securitization Services, LLC (GSS) and owned by an affiliate of GSS. The SPVs have been consolidated into the Company as all activities of the SPVs are controlled by and for the Company.

On September 13, 2006, USALF sold its 80 percent interest in the Company to SZR US Investments, Inc., a subsidiary of Sunrise Senior Living Investment Trust (Sunrise REIT), a public entity traded on the Toronto Stock Exchange. The Sunrise REIT has a strategic alliance with SSLII. In connection with the membership interest sale to SZR US Investments, Inc., the SPVs were terminated and the Facilities were reorganized into twelve wholly-owned subsidiaries.

In April 2007, Ventas, Inc. acquired all of the assets and assumed all of the outstanding debt of Sunrise REIT.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the SPVs. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the years ended December 31, 2005 and 2004 are unaudited and include all normal reoccurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2005 and 2004. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and method of application as the 2006 audited consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on these accounts.

Restricted Cash — Restricted cash includes cash reserved as required by the loan agreements and management agreements for real estate taxes, insurance, and capital expenditures.

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts on its outstanding receivables based on its collections history and an estimate of uncollectible accounts.

Real Estate — Real estate is recorded at cost, or if an impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Land is not depreciated. Real estate is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated at the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004.

Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $757,512, $286,999, and $322,328 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, fees paid as part of an extinguishment of debt are changed to expense and fees paid as part of an exchange or modification are amortized as an adjustment to interest expense over the remaining term of the modified debt. The Company has determined that a portion of the refinancing described in Note 5 is an exchange of debt and, accordingly, $3,813,132 of fees have been capitalized to deferred financing costs in 2006, including prepayment penalties of $2,876,534. For the year ended December 31, 2006, the Company charged $3,372,349 of fees to interest expense related to the extinguishment of debt.

Revenue Recognition and Deferred Revenue — Operating revenue consists of resident fee revenue, including resident community fees (approximately 30 to 60 times the daily residence fee) that are received from potential residents upon signing of the lease. Agreements with residents are for a term of one year and are cancelable by residents with 90 days notice. Resident community fees are deferred and recognized as income over the one-year agreement. The resident community fees are ratably refundable if the prospective resident does not move into the facility or moves out of the facility within 90 days. All other resident fee revenue is recognized when services are rendered. The Company bills the residents one month in advance of the services being rendered and, therefore, cash payments received for these services are recorded as deferred revenue until the services are rendered and the revenue is earned.

Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $648,325, $631,395 and $700,053 were recognized for the for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes — The Company is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been included in these consolidated financial statements since taxable income or loss passes through to the Company’s members. For states that do not recognize pass-through entities, state income taxes are reported by the Company as incurred and included in general and administrative expense on the accompanying consolidated statements of operations.

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 3 —	Real Estate

Real estate consists of the following at December 31, 2006 and 2005:

	Asset Lives	2006	2005
			(Unaudited)

Land and land improvements	10-15 years	$28,450,690	$28,384,989
Building and building improvements	40 years	102,127,099	101,541,601
Furniture and equipment	3-10 years	10,148,030	9,942,773

		140,725,819	139,869,363
Less accumulated depreciation		(17,455,451)	(13,606,297)

		$123,270,368	$126,263,066

Note 4 —	Affiliate Transactions

Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006 and concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2006, 2005 and 2004 were $3,911,592, $3,964,787 and $3,785,251, respectively.

The agreements also provided for the reimbursement of certain direct costs of operations. Direct cost of operations reimbursed to SSLMI during the years ended December 31, 2006, 2005 and 2004 were $20,672,041, $19,699,558, and $19,350,475, respectively.

The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $400 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2006 and 2005, there was $0 and $187,352, respectively, in this reserve, and the amounts are included in restricted cash in the accompanying consolidated balance sheets.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $2,149,000, $2,131,000, and $1,995,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Company had net (payable to) receivable from its affiliates consisting of the following as of December 31, 2006 and 2005:

	2006	2005
		(Unaudited)

(Payable to) receivable from:
USALF	$—	$(217,900)
SSLI and its subsidiaries	1,660,615	(421,458)

	$1,660,615	$(639,358)

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

The net payable to USALF at December 31, 2005, relates to accrued capital distributions. The net payable to SSLI and its subsidiaries at December 31, 2006 and 2005, relates to management services provided of $(53,378) and $366,983, respectively, and accrued capital distributions of $0 and $54,475, respectively.

In addition, at December 31, 2006, the net payable to SSLI and subsidiaries includes $1,607,237 of advances to a subsidiary of SSLI. The advances were repaid during 2008.

Note Payable to Affiliate — During 2002, SSLI loaned to one Facility $2,703,062 in the form of an unsecured note. The note had an original maturity date of April 1, 2004 with an option to extend for one year. The Company exercised options to extend the debt through January 2007. Interest accrues at the higher of six percent or the average 30-day LIBOR plus three percent per annum. The rate is adjusted annually on April 30. The balance of the debt was paid in full during 2006. Interest paid during 2006 and 2005 was $151,623 and $155,275, respectively.

Note 5 —	Mortgages Payable

During 2002, the Company assumed loans for eight of the Facilities in the amount of $96.7 million from SSLI. Additionally, the Company obtained new debt of $30 million for four of the Facilities. On September 13, 2006, the loans were refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to repay the note payable affiliate, pay the related transaction costs, and fund distributions to members. Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005
		(Unaudited)

Notes payable to finance institutions, due in monthly installments, with the remaining balance of the notes maturing from November 1, 2008 through January 2012. The notes bear interest at rates ranging from 6.49 percent to 7.42 percent. The notes were refinanced on September 13, 2006	$—	$119,395,941
Note payable to a finance institution, due in monthly installments, with the remaining balance of the note maturing January 1, 2007. The note bears interest at the 30-day LIBOR plus 3 percent (8.33 percent and 7.39 percent at December 31, 2006 and 2005, respectively). This note was repaid on September 13, 2006	—	8,995,519
Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2016. The notes bear interest at 6.05 percent	50,756,905	—
Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2013. The notes bear interest at 5.99 percent	124,497,146	—

Long-term debt	$175,254,051	$128,391,460

Note 6 —	Mortgage Note Payable

Principal maturities of long-term debt as of December 31, 2006 are as follows:

Year ending December 31, 2007	$3,091,652
2008	3,273,707
2009	3,477,670
2010	3,694,342
2011	3,924,513
Thereafter	157,792,167

$175,254,051

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 7 —	Members’ Capital

The Company maintains separate capital accounts for each member. The members are not liable for any debts, liabilities, contracts, or obligations of the Company.

The Operating Agreement details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All profits and losses, net cash flow from operations, and capital proceeds, if any, are to be distributed according to the priorities specified in the Operating Agreement.

Accrued distributions at December 31, 2006 and 2005 were $0 and $272,375, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets. Accrued distributions are treated as non-cash transactions in the consolidated statement of cash flows until they are paid out in the subsequent year.

Note 8 —	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts that approximate their fair values due to the short-term maturities of these financial instruments.

Fixed rate debt with an aggregate carrying value of $175,254,051 and $119,395,941 as of December 31, 2006 and 2005, respectively, has an estimated aggregate fair value of $178,621,608, and $119,634,501, respectively.

Note 9 —	Commitments

On March 22, 2002, the Company assumed a lease agreement for the land associated with the Facility in Alexandria, Virginia. The lease expires on June 30, 2094 with two ten-year extension options. The lease has an annual base rent of $150,000, which escalated ten percent in 2005 and will escalate ten percent every five years thereafter. Lease expense is recognized on a straight-line basis over the term of the lease.

Future minimum lease payments as of December 31, 2006 are as follows:

Year ending December 31, 2007	$165,000
2008	165,000
2009	165,000
2010	173,250
2011	181,500
Thereafter	35,688,255

$36,538,005

Note 10 —	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages of Sunrise Second Assisted Living Holdings, LLC (Sunrise Second). The outstanding balances on the mortgages of Sunrise Second totaled $169,786,761 at December 31, 2006.

INDEPENDENT AUDITORS’ REPORT

To the Members of
Sunrise Second Assisted Living Holdings, LLC
McLean, Virginia

We have audited the accompanying consolidated balance sheet of Sunrise Second Assisted Living Holdings, LLC (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in members’ (deficit) capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sunrise Second Assisted Living Holdings, LLC at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beers & Cutler, LLC

Vienna, Virginia
July 28, 2008

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(Unaudited)

ASSETS
Real Estate, net	$117,998,402	$125,791,597
Other Assets
Cash and cash equivalents	4,722,364	2,034,094
Accounts receivable, less allowance for doubtful accounts of $268,733 and $265,965, respectively	1,159,789	927,889
Due from affiliates, net	—	681,673
Insurance claims receivable	—	3,632,827
Other assets	42,814	252,815
Prepaid rent	2,202,696	2,230,638
Restricted cash	—	851,913
Deferred financing costs, less accumulated amortization of $719,756 and $494,062, respectively	4,373,953	672,473

Total other assets	12,501,616	11,284,322

Total assets	$130,500,018	$137,075,919

LIABILITIES AND MEMBERS’ (DEFICIT) CAPITAL
Mortgages Payable	$169,786,761	$123,733,851
Other Liabilities
Accounts payable and accrued expenses	2,660,135	2,628,201
Due to affiliates, net	1,007,323	—
Deferred revenue	2,344,826	2,154,370
Deferred rent	—	457,325

Total other liabilities	6,012,284	5,239,896

Total liabilities	175,799,045	128,973,747

Members’ (Deficit) Capital	(45,299,027)	8,102,172

Total liabilities and members’ (deficit) capital	$130,500,018	$137,075,919

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
		(Unaudited)	(Unaudited)

Operating Revenue	$58,683,362	$56,993,261	$56,105,019
Operating expenses
Labor	21,444,384	22,425,562	21,521,840
Food	2,442,275	2,348,003	2,295,342
General and administrative	5,472,770	5,239,771	5,255,072
Insurance	1,837,703	2,492,301	1,898,269
Utilities	2,118,585	1,967,640	1,769,388
Repair and maintenance	1,692,775	1,430,900	1,137,823
Management fees	3,808,151	3,846,488	3,816,149
Depreciation	3,968,698	3,931,837	3,899,256
Impairment loss on property and equipment	—	3,587,827	—
Gain on insurance recovery	—	(3,587,827)	—

Total operating expenses	42,785,341	43,682,502	41,593,139

Income from Operations	15,898,021	13,310,759	14,511,880
Other (expense) income
Interest income	167,624	99,223	23,404
Interest expense	(8,992,769)	(7,855,583)	(7,998,871)

Total other expense	(8,825,145)	(7,756,360)	(7,975,467)

Net income	$7,072,876	$5,554,399	$6,536,413

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years Ended December 31, 2006, 2005 and 2004

Balance, January 1, 2004 (unaudited)	$11,470,850
Distributions (unaudited)	(8,647,408)
Net Income (unaudited)	6,536,413

Balance, December 31, 2004 (unaudited)	9,359,855
Distributions (unaudited)	(6,812,082)
Net Income (unaudited)	5,554,399

Balance December 31, 2005	8,102,172
Distributions	(60,474,075)
Net Income	7,072,876

Balance December 31, 2006	$(45,299,027)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		2005	2004
	2006	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$7,072,876	$5,554,399	$6,536,413
Reconciling adjustments:
Provision for bad debts	27,710	(6,093)	183,584
Depreciation	3,968,698	3,931,837	3,899,256
Amortization of prepaid rent	27,941	27,941	27,941
Amortization of financing costs	315,148	163,446	167,116
Impairment loss on property and equipment	—	3,587,827	—
Gain on insurance recovery	—	(3,587,827)	—
Changes in:
Accounts receivable	(259,610)	(165,700)	30,296
Insurance claims receivable	51,386	(45,000)	—
Other assets	210,001	(4,754)	(149,816)
Accounts payable and accrued expenses	31,934	634,732	387,337
Due to (from) affiliates	1,688,996	(558,123)	(843,911)
Deferred revenue	190,456	(872,068)	2,776,451
Deferred rent	(457,325)	149,464	116,217

Net cash provided by operating activities	12,868,211	8,810,081	13,130,884
Cash flows from investing activities
Increase (decrease) in restricted cash	851,913	(625,943)	(212,602)
Investment in property and equipment	(527,876)	(534,584)	(664,889)

Net cash provided by (used in) investing activities	324,037	(1,160,527)	(877,491)

Cash flows from financing activities
Financing costs paid	(4,227,644)	4,395	—
Borrowing of long-term debt	170,523,000	—	—
Repayments of long-term debt	(124,470,089)	(2,563,252)	(2,410,937)
Distributions to members	(52,329,245)	(7,573,684)	(8,334,605)

Net cash used in financing activities	(10,503,978)	(10,132,541)	(10,745,542)
Net increase (decrease) in cash and cash equivalents	2,688,270	(2,482,987)	1,507,851
Cash and cash equivalents, beginning of year	2,034,094	4,517,081	3,009,230

Cash and cash equivalents, end of year	$4,722,364	$2,034,094	$4,517,081

Supplemental disclosure of cash flow information
Cash paid for interest	$8,994,268	$7,698,584	$7,837,900

Non-cash financing activities
Distribution of property	$8,144,830	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1 —	Organization

Sunrise Second Assisted Living Holdings, LLC (the Company) was formed on September 13, 2002 as a limited liability company under the laws of the State of Delaware. The Company began operations on September 30, 2002. The purpose of the Company is to lease and operate assisted living facilities which provide assisted living services to seniors in Fair Oaks, California; Littleton, Colorado; Atlanta, Georgia; Marietta, Georgia; Alpharetta, Georgia; Wall, New Jersey; Edina, Minnesota; Westminster, Colorado; Palos Park, Illinois; Baton Rouge, Louisiana; and Arlington, Massachusetts (the Facilities). The Company also leased and operated a facility in New Orleans, Louisiana prior to September 13, 2006. Assisted living services provide a residence, meals and non-medical assistance to elderly residents for a monthly fee. These services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

Sunrise Senior Living Investments, Inc. (SSLII) was the initial member of the Company and is the managing member. SSLII is a wholly-owned subsidiary of Sunrise Senior Living, Inc. (SSLI). During 2002, SSLII contributed to the Company, at historical cost, their membership interests in 12 limited liability companies and one limited partnership each owning a separate assisted living facility (the Facilities). US Assisted Living Facilities II, Inc. (USALF), a Delaware corporation, was admitted to the Company for an 80 percent ownership for a cash contribution of approximately $58.7 million. SSLII retained a 20 percent ownership in the Company. The Company transferred its membership interest or sold each of the Facilities to 13 separate special purpose vehicles (SPVs). Each SPV is administered by Global Securitization Services, LLC (GSS) and owned by an affiliate of GSS. The SPVs have been consolidated into the Company as all activities of the SPVs are controlled by and for the Company.

On September 13, 2006, USALF sold its 80 percent interest in the Company to SZR US Investments, Inc., a subsidiary of Sunrise Senior Living Real Estate Investment Trust (Sunrise REIT), a public entity traded on the Toronto Stock Exchange. The Sunrise REIT has a strategic alliance with SSLII. Prior to the closing of the sale, the Company transferred the facility near New Orleans, Louisiana (the Bayou St. John Facility) to SSLII (see Note 10). In connection with the membership interest sale to SZR US Investments, Inc., the SPVs were terminated and the Facilities were reorganized into twelve wholly-owned subsidiaries.

In April 2007, Ventas Inc. acquired all of the assets and assumed all outstanding debt of Sunrise REIT.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the SPVs. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the years ended December 31, 2005 and 2004 are unaudited and include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2005 and 2004. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and methods of application as the 2006 audited consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on these accounts.

Restricted Cash — Restricted cash includes cash reserved as required by the loan agreements and management agreements for real estate taxes, insurance, and capital expenditures.

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts on its outstanding receivables based on its collection history and an estimate of uncollectible accounts.

Real Estate — Real estate is recorded at cost, or if an impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Land is not depreciated. Real estate is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, management recorded an impairment loss of $3,587,827 during 2005 related to the Bayou St. John Facility as described in Note 10.

Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $315,148, $163,446, and $167,116 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included as interest expense in the consolidated statements of operations.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, fees paid as part of an extinguishment of debt are changed to expense and fees paid as part of an exchange or modification are amortized as an adjustment to interest expense over the remaining term of the modified debt. The Company has determined that the debt refinancing described in Note 5 is an exchange of debt and, accordingly, $4,227,644 of fees have been capitalized to deferred finance costs, including prepayment penalties of $3,375,029.

Revenue Recognition — Operating revenue consists of resident fee revenue, including resident community fees (approximating 30 to 60 times the daily residence fee) that are received from residents upon signing of the lease. Agreements with residents are for a term of one year and are cancelable by residents with 90 days notice. Resident community fees and related costs are deferred and recognized as income and expense, respectively, over the one-year agreement. The resident community fees are ratably refundable if the prospective resident does not move into the facility or moves out of the facility within 90 days. All other resident fee revenue is recognized when services are rendered. The Company bills the residents one month in advance of the services being rendered and therefore, cash payments received for these services are recorded as deferred revenue until the services are rendered and the revenue is earned.

Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $668,280, $596,337, and $597,283 were recognized for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes — The Company is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the members individually in accordance with the Company’s operating agreement. State income taxes are recorded by the Company as incurred and included in general and administrative expenses on the accompanying consolidated statements of operations.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 3 —	Real Estate

Real estate consists of the following at December 31, 2006 and 2005:

	Asset Lives	2006	2005
			(Unaudited)

Land and land improvements	10-15 years	$21,496,934	$22,254,425
Building and building improvements	40 years	100,901,038	105,103,984
Furniture and equipment	3-10 years	10,333,547	10,175,429

		132,731,519	137,533,838
Less accumulated depreciation		(14,733,117)	(11,742,241)

		$117,998,402	$125,791,597

Note 4 —	Affiliate Transactions

Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006, concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2006, 2005 and 2004 were $3,808,151, $3,846,488 and $3,816,149, respectively.

The agreements also provided for the reimbursement to SSLMI of all direct costs of operations. Direct costs of operations reimbursed to SSLMI during the years ended December 31, 2006, 2005 and 2004 were $21,444,384 $22,425,562 and $21,521,840, respectively.

The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $550 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2006 and 2005, there was $0 and $851,913, respectively, in this reserve, and the amounts are included in restricted cash in the accompanying consolidated balance sheets.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $1,838,000, $2,492,000 and $1,898,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Company had net (payable to) receivable from its affiliates consisting of the following as of December 31, 2006 and 2005:

	2006	2005
		(Unaudited)

(Payable to) receivable from:
SSLI and its subsidiaries	$(1,007,323)	$681,673

The net (payable to) receivable from SSLI and its subsidiaries at December 31, 2006 and 2005 relates to management services, net of advances.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 5 —	Mortgages Payable

In December 2002, each Facility obtained long-term debt, which was secured by liens on the real property. The mortgages bore interest at an annual rate of 6.14 percent, were due in monthly installments and were scheduled to mature in January 2010. The amounts outstanding under the mortgages at December 31, 2005 totaled $123,733,851.

On September 13, 2006, the loans were refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to pay the related transaction costs and fund distributions to members. The mortgages bear interest at an annual rate of 6.05 percent, are due in monthly installments and mature October 1, 2016. The amounts outstanding under the mortgages at December 31, 2006 totaled $169,786,761.

Principal maturities of long-term debt as of December 31, 2006 are as follows:

Year ending December 31, 2007	$3,058,587
2008	3,248,850
2009	3,450,948
2010	3,665,618
2011	3,893,642
Thereafter	152,469,116

$169,786,761

Note 6 —	Members’ Capital

The Company maintains separate capital accounts for each member. The members are not liable for any debts, liabilities, contracts, or obligations of the Company.

The Operating Agreement details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All profits and losses, net cash flows from operations and capital proceeds, if any, are to be distributed according to the priorities specified in the Operating Agreement.

There were no accrued distributions at December 31, 2006 and 2005.

Note 7 —	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts which approximate their fair values due to the short-term nature of these financial instruments.

Fixed rate debt with an aggregate carrying value of $169,786,761 and $123,733,851 as of December 31, 2006 and 2005, respectively, has an estimated aggregate fair value of $171,096,269 and $120,157,918, respectively.

Note 8 —	Commitments

On December 20, 2002, the Company assumed a lease agreement for the land associated with the property in Arlington, Massachusetts. The lease expires on October 26, 2085. The lease was paid in full by the former lessee by a single payment of $2,375,000 on October 26, 2000. Lease expense is recognized on a straight-line basis over the term of the lease.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

The Facility in Huntcliff, Georgia is a condominium facility containing 248 units, of which the Company owned 244 units at December 31, 2006. The Company purchased 2 additional units on July 25, 2007 and February 13, 2008 for approximately $225,000 for each unit. The operating agreement provides that the Company is required to purchase the remaining two units if and when such units become available. The Company estimates the current value of the remaining obligation for the remaining two units is approximately $450,000.

Note 9 —	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages payable of Sunrise First Assisted Living Holdings, LLC (Sunrise First). The outstanding balances on the mortgages of Sunrise First total $175,254,051 at December 31, 2006.

Note 10 —	Bayou St. John Facility

On August 29, 2005, major flooding occurred in the Bayou St. John Facility as a result of Hurricane Katrina. The Bayou St. John Facility incurred extensive exterior wind damage and interior flooding. No injuries or property loss to residents or employees were reported to management. Management determined the carrying value of the Bayou St. John Facility was impaired as a result of Hurricane Katrina and recorded an impairment loss of approximately $3,587,827 for the year ended December 31, 2005. Management intended to rebuild the damaged Facility, evaluated its property insurance coverage and recorded an insurance receivable and associated gain on insurance recovery of approximately $3,587,827 as of and for the year ended December 31, 2005.

On September 13, 2006, USALF assigned and relinquished all right, title and interest to the Bayou St. John Facility to SSLII and any and all insurance proceeds received in relation to the facility as a result of damage from Hurricane Katrina in exchange for $1,875,000. This amount represents 100 percent of the gross insurance proceeds held in escrow at June 30, 2006 and released as of the date of this transaction. Effective September 31, 2006, the Company no longer has a direct ownership interest in the Bayou St. John Facility. Accordingly, the Company distributed the net assets of the facility to SSLII and $1,875,000 was distributed to USALF.

REPORT OF INDEPENDENT AUDITORS

To the Members of
Metropolitan Senior Housing, LLC:

In our opinion, the accompanying consolidated balance sheet, and the related consolidated statements of operations, changes in members’ deficit, and cash flows, present fairly, in all material respects, the financial position of Metropolitan Senior Housing, LLC (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/
PricewaterhouseCoopers LLP

McLean, VA
May 18, 2007

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
		(Not covered by
		auditors’ report)

ASSETS
Land and land improvements	$35,662,196	$35,602,008
Building and building improvements	123,431,038	122,975,248
Furniture and equipment	18,352,996	17,812,295

	177,446,230	176,389,551
Less accumulated depreciation	(32,672,264)	(27,325,076)

Rental property, net	144,773,966	149,064,475
Cash	2,205,398	160,000
Receivable from affiliates, net of allowance for doubtful accounts of $0 and $474,763, respectively	1,454,864	7,797,879
Prepaid expenses and other current assets	92,809	211,415
Deferred rent receivable	—	2,156,571
Restricted cash	1,216,530	528,012
Deferred financing costs, less accumulated amortization of $359,098 and $918,554, respectively	3,882,647	711,425

Total assets	$153,626,214	$160,629,777

LIABILITIES AND MEMBERS’ (DEFICIT) CAPITAL
Notes payable	$190,000,000	$107,215,679
Accounts payable and accrued expenses	261,355	106,618
Payables to affiliates	—	804,399

Total liabilities	190,261,355	108,126,696
Members’ (deficit) capital	(36,635,141)	52,503,081

Total liabilities and members’ (deficit) capital	$153,626,214	$160,629,777

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
		(Not covered	(Not covered
		by auditors’	by auditors’
		report)	report)

Operating revenue
Lease income from affiliates	$18,193,626	$21,466,735	$23,759,822

Operating expenses
Taxes and insurance	1,831,921	1,708,480	2,447,948
General and administrative	337,205	65,396	121,320
Depreciation	5,347,188	5,359,582	5,332,778
Bad debt expense	6,728,816	474,763	—

Total expenses	14,245,130	7,608,221	7,902,046

Other income (expense)
Interest income	44,928	8,380	2,695
Interest expense	(8,552,697)	(8,455,779)	(8,679,689)

Net (loss) income	$(4,559,273)	$5,411,115	$7,180,782

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL

	For the Years Ended December 31, 2006, 2005, and 2004
	Sunrise Senior
	Living	Federal Street	HVP Sun
	Investments, Inc.	Operating, LLC	Investing, LLC	Total

Members’ capital at December 31, 2003 (not covered by auditors’ report)	$23,524,689	$31,225,059	$—	$54,749,748
Contributions	85,537	89,028	—	174,565
Distributions	(2,684,185)	(5,810,976)	—	(8,495,161)
Net income	2,944,121	4,236,661	—	7,180,782

Members’ capital at December 31, 2004 (not covered by auditors’ report)	23,870,162	29,739,772	—	53,609,934
Distributions	(2,691,852)	(3,826,116)	—	(6,517,968)
Net income	2,218,557	3,192,558	—	5,411,115

Members’ capital at December 31, 2005 (not covered by auditors’ report)	23,396,867	29,106,214	—	52,503,081
Contributions	432,355	1,297,069	—	1,729,424
Distributions	(2,548,424)	(3,627,303)	—	(6,175,727)
Net loss through December 12, 2006	(1,766,435)	(2,541,941)	—	(4,308,376)
Transfer of members’ interest	—	(24,234,039)	24,234,039	—
Distributions	(29,956,969)	—	(50,175,677)	(80,132,646)
Net loss from December 12, 2006 through December 31, 2006	(62,724)	—	(188,173)	(250,897)

Members’ deficit at December 31, 2006	$(10,505,330)	$—	$(26,129,811)	$(36,635,141)

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
		(Not covered	(Not covered
		by auditors’	by auditors’
		report)	report)

Operating activities
Net (loss) income	$(4,559,273)	$5,411,115	$7,180,782
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,347,188	5,359,582	5,332,778
Amortization of financing costs	285,856	232,854	293,228
Provision for bad debts	6,728,816	474,763	—
Changes in assets and liabilities:
Receivable from affiliates	(385,801)	(869,056)	(4,645,829)
Prepaid expenses and other current assets	118,606	41,620	58,222
Restricted cash	(688,518)	(27,419)	2,123,053
Deferred rent receivable	2,156,571	5,862	519,766
Accounts payable and accrued expenses	154,737	23,520	45,656
Payables to affiliates	(804,399)	(1,474,319)	(609,597)

Net cash provided by operating activities	8,353,783	9,178,522	10,298,059

Investing activities
Investment in leased property	(1,056,679)	(1,045,999)	(913,120)

Net cash used in investing activities	(1,056,679)	(1,045,999)	(913,120)

Financing activities
Financing costs paid	(3,457,078)	—	(46,000)
Proceeds from notes payable	190,000,000	—	—
Repayment of notes payable	(107,215,679)	(2,097,770)	(1,939,333)
Contributions from members	1,729,424	—	174,565
Distributions to members	(86,308,373)	(5,974,804)	(7,951,242)

Net cash used in financing activities	(5,251,706)	(8,072,574)	(9,762,010)

Net increase (decrease) in cash	2,045,398	59,949	(377,071)
Cash at beginning of year	160,000	100,051	477,122

Cash at end of year	$2,205,398	$160,000	$100,051

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,629,491	$8,222,925	$8,386,461

Accrued distribution to members	$—	$543,164	$543,919

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Information as of December 31, 2005 and for the
years ended December 31, 2005 and 2004 not covered by auditors’ report included herein)

1.	Organization

Metropolitan Senior Housing, LLC (the “LLC”) was formed on June 29, 2000 under the laws of the State of Delaware and began operations on June 29, 2000. The LLC shall terminate on December 31, 2025, unless substantially all of its assets are sold or the members elect to dissolve the LLC prior to this time.

Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and prior to December 12, 2006, held a 41% equity interest in the LLC, and Federal Street Operating, LLC (“Federal Street”) held a 59% equity interest through December 12, 2006. On December 12, 2006, Federal Street transferred its ownership interest to an unrelated third party, HVP Sun Investing, LLC (“HVP”), a Delaware Limited Liability Company, pursuant to a Purchase and Sale Agreement dated October 17, 2006 (the “Purchase and Sale Agreement”). As of December 31, 2006, HVP held a 75% interest in the LLC and SSLII owned a 25% equity interest in the LLC.

The LLC wholly owns the following 12 single-purpose LLCs (“Owner Entities”), which were organized to purchase or develop and own 12 assisted-living facilities (the “Facilities”) to provide assisted living services for seniors:

Owner Entity	Location	Date Purchased

Metropolitan/Hunter Mill Senior Housing, LLC	Oakton, Virginia	6/29/2000
Metropolitan/West Essex Senior Housing, LLC	Fairfield, New Jersey	6/29/2000
Metropolitan/Wayland Senior Housing, LLC	Wayland, Massachusetts	6/29/2000
Metropolitan/Bellevue Senior Housing, LLC	Bellevue, Washington	9/29/2000
Metropolitan/Cohasset Senior Housing, LLC	Cohasset, Massachusetts	9/29/2000
Metropolitan/Decatur Senior Housing, LLC	Decatur, Georgia	9/29/2000
Metropolitan/Glen Cove Senior Housing, LLC	Glen Cove, New York	9/29/2000
Sunrise Lafayette Hills Assisted Living Limited Partnership	Whitemarsh, Pennsylvania	9/29/2000
Sunrise Paoli Assisted Living Limited Partnership	Malvern, Pennsylvania	9/29/2000
Metropolitan/Paramus Senior Housing, LLC	Paramus, New Jersey	9/29/2000
Metropolitan/Walnut Creek Senior Housing, LLC	Walnut Creek, California	9/29/2000
Sunrise Oakland Assisted Living Limited Partnership	Oakland Hills, California	10/30/2001

As discussed in note 3, prior to December 12, 2006, all 12 Facilities were leased under separate operating lease agreements to wholly owned subsidiaries of MSH Operating, LLC (“Operator”) which is an affiliate of the LLC due to common ownership. Subsequent to December 12, 2006, the 12 Facilities were leased under a master operating sublease agreement to the Operator.

2.	Significant Accounting Policies

Basis of Accounting

The Company’s financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the consolidated accounts of Metropolitan Senior Housing, LLC and the Owner Entities (collectively, the “Company”) after elimination of material intercompany accounts and transactions.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Property

Rental property is recorded at cost, including closing costs. Maintenance and repairs are charged to expense as incurred. Rental property is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of December 31, 2006, 2005 and 2004.

Depreciation on rental property is computed using the straight-line method over the following estimated useful lives of the related assets:

Building and building improvements	40 years
Land and land improvements	10-15 years
Furniture and equipment	3-10 years

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term deposits with maturities of three months or less when purchased. Cash and cash equivalents include unrestricted funds deposited with commercial banking institutions. At times, the Company’s cash and cash equivalents balances with financial institutions exceed federally insured limits. The Company mitigates this risk by depositing funds with major financial institutions.

Allowance for Doubtful Accounts

An allowance for doubtful accounts has been provided against the portion of accounts receivable from the Operator, which is estimated to be uncollectible based on the rent for the Facilities exceeding Facility net operating income. Accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts.

Deferred Financing Costs

The costs incurred by the Company to obtain financing have been deferred and will be amortized over the term of the financing secured using the straight-line method which approximates the effective interest method. When debt is exchanged for debt with substantially different terms prior to the contractual maturity date, the unamortized portion of the deferred financing costs are expensed and included in interest expense on the accompanying statement of operations. If the Company determines that the terms of a new debt instrument are not substantially different from the terms of the original debt instrument, then the unamortized costs associated with the original debt instrument, as well as, certain costs associated with the new debt instrument will be amortized over the modified term of the debt instrument.

Revenue Recognition

The Facilities are leased to the Operator and rental revenue on these operating leases is due and recognized on a straight-line basis over the term of the lease. Additional rental income is recognized when a Facility’s gross revenues exceed the threshold stated per the related lease agreement.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

No provision for federal income taxes has been made in the accompanying statements, because the Company’s profits and losses are reported on the individual members’ tax returns. The Company’s tax return and the amount of allocable Company profits or losses are subject to examination by federal taxing authorities. If such examinations result in changes to Company profits and losses, the tax liability of the members could be changed accordingly. State income taxes are recorded by the Company as incurred.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Cash equivalents, accounts receivable, accounts payable, and accrued expenses and other assets and liabilities are carried at amounts that approximate their fair values.

Fixed-rate debt with an aggregate carrying value of $190,000,000 and $107,215,679 has an estimated aggregate fair value of $189,967,868 and $106,299,343 at December 31, 2006 and 2005, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006 and 2005, and current estimates of fair value may differ from amounts presented herein.

3.	Affiliate Transactions

Operating Lease Agreements

Prior to December 12, 2006, the Owner Entities of the Company were party to lease and security agreements (“Original Lease Agreements”) with wholly owned subsidiaries of the Operator. The Original Lease Agreements had initial terms that ended from December 31, 2004 to May 31, 2007 and had five renewal options of five years that extended through the 30th anniversary of the dates of the leases. The Original Lease Agreements provided for escalating base rent plus additional rent, calculated as a specified percentage of gross revenues in excess of an amount specified for each lease year, to be paid monthly.

Four of the Original Lease Agreements expired on December 31, 2004, and the Operator exercised its renewal options. In 2005, the Company and the Operator agreed to renewal terms of one year that reduced the base rent and reduced or eliminated the additional rent component for the expired leases. In 2006, the Company renegotiated additional one-year agreements for these leases using the same methodology.

On December 12, 2006, the Company entered into a sublease and security agreement (“New Lease Agreement”) with the Operator. The New Lease Agreement has an initial term of three years, ending on December 31, 2009. There are seven three year renewal options that extend through June 29, 2030; base rent will be established at fair market rent on the date the option is exercised. The New Lease Agreement provides for base rent of $20,046,092 per annum, and additional rent calculated as 50% of the excess of annual aggregate Gross Revenues over $59,700,000, payable in monthly installments based on estimates.

The following is a schedule of minimum future rentals due to the Company for the subsequent years under noncancelable leases in place as of December 31, 2006:

2007	$20,046,092
2008	20,046,092
2009	20,046,092

$60,138,276

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

Receivable and Payable to Affiliates

The Company had net receivables from affiliates at December 31 consisting of the following:

	2006	2005
		(Not covered by
		auditors’ report)

Receivable from affiliates
Operator	$1,384,050	$7,797,879
SSLI and its subsidiaries	70,814	—

	$1,454,864	$7,797,879

The net receivables from the Operator are related to base and additional rents on the Facilities, and are net of an allowance of doubtful accounts of $0 and $474,763 as of December 31, 2006 and 2005, respectively. In addition to the allowance for doubtful accounts, the net receivable from Operator is net of costs paid by Operator on behalf of the Company.

On December 12, 2006, in conjunction with the transfer of membership interest to HVP, the Company legally released the Operator from the obligation related to unpaid rent, as such the Company has determined the amount is uncollectible and has recorded bad debt expense related to the receivable of $6,728,816.

The Company had net payables to affiliates at December 31 consisting of the following:

	2006	2005
		(Not covered by
		auditors’ report)

Payable to affiliates
Federal Street	$—	$318,839
SSLI and its subsidiaries	—	485,560

	$—	$804,399

The 2005 net payables to Federal Street related to settlement of distributions. The 2005 net payable to SSLI and its subsidiaries related to settlement of distributions and costs paid by SSLI and its subsidiaries on behalf of the Company.

The Company obtains professional and general liability insurance coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. The liability for the insurance deductibles has been estimated and recorded in accounts payable and accrued liabilities in the consolidated balance sheets if an amount remains unpaid at year end. In 2005, the Company transferred to the Operator the insurance expense related to the operations and retained and continued to record the property-related insurance expense in its consolidated financial statements. In 2006, 2005, and 2004, the Company included approximately $108,000, $122,000, and $928,000, respectively, of insurance expense in taxes and insurance in the consolidated statements of operations.

4.	Debt

During 2000, the Company assumed loans for eight of the Facilities. The loans were for a term of seven years and were collateralized by liens on the real property. The loans bore interest at an annual rate of 8.66% with a maturity date of April 2007. Payments of principal and interest in the amount of $611,028 were payable monthly. There was $0 and $68,699,530 outstanding under the loans as of December 31, 2006 and 2005, respectively. Repayment of the outstanding balance of $67,373,663 was made on December 12, 2006 in conjunction with the transfer of Federal Street’s member’s interest to HVP.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

On December 29, 2003, the Company obtained loans for four of the Facilities. The loans were for a term of seven years and were collateralized by liens on the real property. The loans bore interest at an annual rate of 5.60% with a maturity date of January 2011. Payments of principal and interest in the amount of $248,038 were payable monthly. There was $0 and $38,516,148 outstanding under the loans as of December 31, 2006 and 2005, respectively. Repayment of the outstanding balance of $37,771,290 was made on December 12, 2006 in conjunction with the transfer of Federal Street’s member’s interest to HVP.

On December 12, 2006, the Company obtained loans for all 12 Facilities in conjunction with the transfer of Federal Street’s interest to HVP. The notes payable are collateralized by the related real property and contain an automatic extension period of 1 year, unless the Company defaults on the loan. The loans bear interest at an annual fixed rate of 6% through the maturity date of December 31, 2013. During the extension period, the loan bears interest at LIBOR + 2.75%. Monthly payments are interest only through January 1, 2009. Subsequent to January 1, 2009, interest and principal payments of $1,139,147 are payable monthly.

Principal
Borrower	Balance

Metropolitan/Cohasset Senior Housing, LLC	$12,200,000
Metropolitan/Glen Cove Senior Housing, LLC	25,750,000
Metropolitan/Paramus Senior Housing, LLC	15,510,000
Sunrise Lafayette Hills Assisted Living Limited Partnership	12,800,000
Sunrise Paoli Assisted Living Limited Partnership	12,888,000
Metropolitan/Decatur Senior Housing, LLC	13,810,000
Metropolitan/Bellevue Senior Housing, LLC	18,200,000
Metropolitan/Walnut Creek Senior Housing, LLC	13,500,000
Metropolitan/West Essex Senior Housing, LLC	20,200,000
Metropolitan/Hunter Mill Senior Housing, LLC	13,226,000
Sunrise Oakland Assisted Living Partnership	26,400,000
Metropolitan/Wayland Senior Housing, LLC	5,516,000

$190,000,000

Because the terms of eight of the twelve loans obtained on December 12, 2006 were substantially different from the terms of the loans that were in place prior to December 12, 2006, the repayment of the eight loans was accounted for as an extinguishment of debt and deferred financing costs of $845,313 and related accumulated amortization of $808,956 were written off and has been included in interest expense on the accompanying statement of operations. The Company incurred costs of $1,458,753 in conjunction with obtaining the loans, which have been deferred and amortized over the terms of the loans.

The terms of the remaining four loans were not substantially different from the replaced loans and were with the same lender, and therefore have been accounted for as debt modifications. The unamortized portion of the deferred financing costs incurred in conjunction with the original loans will be amortized over the term of the replacement loans. A prepayment penalty in the amount of $1,545,329 was assessed against the prepayment of the four modified loans; this penalty has been deferred and will be amortized over the term of the replacement loans. The Company incurred costs of $452,997 in conjunction with obtaining the replacement loans, which have been deferred and amortized over the terms of the replacement loans.

In the event that the Company prepays the loans, a prepayment penalty will be assessed that is calculated as the greater of (a) 1% of the amount of the principal being prepaid; or (b) a minimum rate of return to the lender.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt as of December 31, 2006 were as follows:

2007	$—
2008	—
2009	2,173,175
2010	2,309,126
2011	2,453,580
Thereafter	183,064,119

$190,000,000

5.	Members’ (Deficit) Capital (Information as of and for the Years Ended Prior to December 31, 2006 not Covered by Auditors’ Report Included Herein)

During 2001 and 2000, Federal Street contributed approximately $13.0 million and $62.0 million, respectively, to the Company for a 75% interest, and SSLII contributed property of approximately $4.0 million and $21.0 million, respectively, for a 25% interest. The Company maintains separate capital accounts for Federal Street and SSLII.

On December 29, 2003, the Company obtained $40.0 million of financing. The loan proceeds of approximately $37.0 million, net of transaction costs and a required $2.0 million escrow deposit, were accounted for as a capital transaction distribution and were distributed to Federal Street in accordance with the operating agreement. In January 2004, the escrow was released and the Company distributed the $2.0 million to Federal Street and accounted for the distribution as a capital transaction. As a result of these capital transactions, the capital account of Federal Street was reduced by approximately $39.0 million. Accordingly, Federal Street’s equity interest in the Company decreased from 75% to 59%, and SSLII’s equity interest increased from 25% to 41%.

The Company maintains separate capital accounts for Federal Street and SSLII. Net income has been allocated to the individual members’ capital accounts based on its ownership interest as follows: in the years ended December 31, 2005 and 2004 and through December 12, 2006, 59% to Federal Street and 41% to SSLII, and from December 13, 2006 to December 31, 2006, 75% to HVP and 25% to SSLII.

On March 31, 2004, Federal Street and SSLII amended the LLC’s operating agreement and the facility operating agreements of the Owner Entities (“Amendments”). Under the Amendments, after the priority distributions are made to Federal Street and SSLII, any remaining distributable cash will be paid to SSLII until the payable balance to SSLII and its subsidiaries is reduced to zero. The Amendments were effective January 1, 2004. During 2006, 2005, and 2004, distributable cash of approximately $0.06 million, $0.45 million, and $1.6 million, respectively, was paid to SSLII to reduce the outstanding payable balance.

Priority distributions of net cash flow from operations during 2006, 2005, and 2004 of approximately $3.6 million, $3.8 million, and $3.8 million, respectively, were paid to Federal Street and $2.5 million, $2.7 million, and $2.7 million, respectively, were paid to SSLII. These distributions of net cash flow from operations were paid to Federal Street and SSLII according to their equity interest percentages of 59% and 41%, respectively.

The operating agreement details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All profits and losses, net cash flow from operations, and capital proceeds, if any, are to be distributed according to the priorities specified in the operating agreement.

On December 12, 2006, Federal Street sold 100% of its interest in the Company to HVP. The purchase and sale agreement covered Federal Street’s interest in the Company as well as their 100% interest in the Operator, Federal Street’s percentage of interest in the Owner Entities and in the ownership of 12 senior housing facilities with a gross property value of $288 million. The purchase price to Federal Street, per the Purchase and Sale Agreement, was $124,032,082. Pursuant to the Purchase and Sale Agreement, there will be adjustments made to the purchase price

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

based upon specifically defined activity which took place prior to the closing date. Capital distributions, as a result of the ownership transfer, were treated as distributions from capital transactions in accordance with the Limited Liability Company Agreement of Metropolitan Senior Housing, LLC dated June 29, 2000. At closing, HVP deposited $750,000 (“Escrow Proceeds”) into an escrow account that bears interest for the seller. Certain stipulations are outlined in Section 9.05 (b) of the Purchase and Sales Agreement regarding the release of the escrow balance to HVP. In accordance with the amended and restated limited liability company agreement (“LLC Agreement”) the initial contributions of SSLII and HVP were adjusted to reflect the purchase price paid by HVP for Federal Street’s member’s interest and the consequent value attributable to SSLII’s member’s interest. A distribution was made to SSLII during the closing of the transfer of interest to HVP to reduce SSLII’s unreturned contributions, as defined in the LLC Agreement, to 25% of the total unreturned contributions.

The share of income, distributions, and expenses will be allocated 75% to HVP and 25% to SSLII. Upon liquidation, the LLC Agreement provides that, after return of capital to both partners, the remaining proceeds are to be split 75%/25%.

6.	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As disclosed in Item 9A of our 2006 Form 10-K filed on March 24, 2008, from the outset of the Special Independent Committee inquiry, the Board was committed to addressing weaknesses in internal controls and processes that may have caused, or failed to detect, the errors in accounting that were restated in our 2006 Form 10-K, and directed the Special Independent Committee to recommend remedial measures, based on its findings, to prevent recurrence of the inappropriate accounting practices that were corrected in the restatement of the Company’s 2005 and prior period financial statements reflected in our 2006 Form 10-K and ensure sound, timely and accurate financial reporting and comprehensive disclosure. During the pendency of the Special Independent Committee inquiry, the Board of Directors undertook a careful and critical self assessment of the ways in which the Company managed itself to determine how existing corporate governance practices could be strengthened. As previously disclosed in our 2006 Form 10-K, as a result of these combined efforts, in March 2008, the Board unanimously adopted and began implementing a remedial framework, which is summarized below. The Board expects that implementation of its remedial framework will:

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

Personal Accountability.  The Board recognizes that the Company’s leadership sets the tone and culture, which play a critical role in creating and maintaining an appropriate control environment. Those who manage and lead this Company must exercise their fiduciary duties to the Company and shareholders and must be accountable for accurately reporting financial results. While the evidence developed by the Special Independent inquiry showed that inappropriate accounting activity was engaged in by others, the CEO and Founder of Sunrise recognizes that such activity damaged the Company’s credibility with all of its stakeholders. He is dedicated to re-establishing the appropriate tone and culture necessary to restore an effective control environment. As a tangible demonstration of his commitment to lead the Company forward, in March 2008, the CEO repaid the value of all bonus compensation that he was awarded in 2003 through 2005, net of taxes. As a further demonstration of his leadership and integrity at this critical juncture, he has disclaimed any opportunity to receive bonuses for 2006 and 2007.

The Board has not tolerated, and will not in the future tolerate, conduct that demonstrates an ignorance of relevant GAAP requirements or misapplication of GAAP requirements, or employees who appear to overlook or ignore questionable activity or conduct. Based on the findings of the Special Independent Committee, the Board separated from Sunrise all officers who had any substantial involvement in, or direct or supervisory responsibility for, the accounting function that caused the errors in the restatement reflected in our 2006 Form 10-K, which included the separation in December 2007 of the President, Chief Financial Officer for the period prior to August 2005, and Treasurer (who had been the Chief Accounting Officer from 2000 through 2004). Other members of the senior finance team had either resigned or been separated from Sunrise previously. As a result, the Chief Financial Officer, Chief Accounting Officer and Controller responsible for the accounting errors that were restated in our 2006 Form 10-K are now no longer with the Company.

The Board has retained a new senior finance management team, from outside Sunrise, with strong accounting and financial reporting skills and a proven record of integrity and ethical behavior. During 2007, it recruited a new CFO, Richard J. Nadeau, and had previously appointed a new Chief Accounting Officer, Julie A. Pangelinan.

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

At the direction of the Board, in March 2008, the Special Independent Committee and senior management met with key personnel throughout the Company to explain the critical need for an effective control environment and the plan to establish that environment through the implementation of the remedial framework.

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

While the Code of Conduct sets the standards of behavior that the Company expects from directors, officers and employees, those standards must be appropriately communicated and enforced. The Board has directed management to create a corporate compliance program, to be administered by a newly formed corporate compliance office and has created the position of Chief Compliance Officer, which it has recently filled with an external hire. The Chief Compliance Officer reports directly to a newly created Board Committee, the Governance and Compliance Committee. Responsibilities of the Chief Compliance Officer and Compliance Office include:

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

Enhanced internal controls and processes. The Board’s comprehensive remedial framework includes other elements aimed at strengthening Sunrise’s control environment, and at the Board’s direction, management has developed a detailed plan and timetable for implementation of this framework. These elements, many of which have been adopted or are in the process of being adopted, include:

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

Strengthen Corporate Governance. As a result of its self assessment, the Board concluded that a number of structural changes and improvements to its internal processes are warranted to improve Board oversight and corporate governance.

On March 16, 2008, the positions of CEO and Board Chair were separated. Paul Klaassen remains as the Company’s CEO and a member of the Board and the Board elected Lynn Krominga, an independent director who joined the Board last fall, to serve as its non-executive Chair. The Board separated these functions to improve management’s accountability to the Board.

The Board is responsible for reviewing management’s strategic and business plans as well as proposed significant transactions, capital allocations and expenditures, and hiring of senior executive officers. To strengthen its oversight function, and to support the separation of functions of CEO and Board Chair, the Board has directed management to draft an appropriate delegation policy, which the Board has reviewed and adopted.

The Board recognizes that best corporate practices include renewal at the Board level. In 2007, two new independent directors joined the Board — Lynn Krominga and Stephen Harlan. Going forward, the Board has adopted a renewal program that balances the Company’s requirements for continuity and experience with the need to bring on new perspectives from seasoned professionals, with different experiences and expertise. The Board has determined to continue the current staggered terms of existing Board members through their remaining terms, in order to retain their significant, long-standing institutional knowledge of this Company. It is the Board’s intention to discontinue staggered terms for Board members pursuant to an amendment to the Company’s certificate of incorporation to be submitted for stockholder approval at the 2008 annual meeting under which all directors elected or appointed at or after such meeting will serve one-year terms. Existing directors will continue to serve their remaining terms. By the 2010 annual meeting of stockholders, all directors will be elected to serve one-year terms. The Board also intends to nominate two new, independent directors for election at the next annual meeting, with significant experience as directors of other public companies. The Board recognizes the enormous time demands placed on directors of its Board, and does not believe that it is possible to serve effectively on the Sunrise Board and serve as a director of numerous other boards of directors. Effective as of March 2008, the Board limited service by existing and new directors on public company boards of directors to a total of four (including the Company) and, as of the 2012 Annual Meeting, will limit service by all directors on public company boards of directors to a total of three (including the Company).

The Board has concluded that Board oversight will likely be strengthened if membership on all Committees is limited to a consecutive five year period, with a cooling-off period before a Board member can rejoin the Committee. In an effort to transfer the institutional knowledge held by existing Committee members, the Board has determined to implement this change over a period of time. In March 2008, each Committee Chair who had served more than five years stepped down, and a new Chair was elected by the Board. At the next regular Board meeting following the 2008 annual shareholder meeting and election of new directors, the Board will revise the membership of each of its Committees so that any Board member who has served more than five years on any Committee will rotate off those Committees, and vacancies will be filled by other Board members.

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

The Board recognizes that an orderly, in person governance process is the most effective way for the Board to conduct its business. The Board will hold a significant number of Committee and Board meetings in-person, and is tracking and will report, in the annual Proxy, attendance by director. In order to monitor and act on business risks affecting Sunrise and make informed decisions, the Board and its Committees must receive from management, in sufficient time prior to meetings, all materials relevant to the issues to be discussed at the meeting.

Exercise of reasonable oversight over a public company’s compliance efforts is a central responsibility of its board of directors. To strengthen that oversight function at Sunrise, in March 2008, the Board created a new Committee, the Governance and Compliance Committee, to monitor the Company’s compliance with applicable legal requirements, sound ethical standards and “best practices.” The Board elected William Little, who chaired the Special Independent Committee, as chair of the Governance and Compliance Committee. Among other things, this Committee is responsible for reviewing and approving the revised Code of Conduct; directing and monitoring management creation and implementation of a corporate-wide compliance program; hiring the Chief Compliance Officer; reviewing all proposed related party transactions as they occur, and reviewing all existing related party transactions annually, at the same time each year; evaluating the Board’s governance processes through review of the annual director self-assessments; and reporting regularly to the Board on company-wide compliance efforts.

Another critical responsibility of the directors of a public company is development of a CEO succession plan, to ensure the stability and vitality of the Company. The independent directors of the Board formulated a CEO succession plan in May 2008. Following the announcement in July 2008 of Mr. Klaassen’s resignation as Chief Executive Officer effective at the next annual meeting of stockholders, the Company announced that, effective at the next annual meeting of stockholders, Mr. Klaassen will become Sunrise’s non-executive chairman of the board, Mr. Ordan, Sunrise’s chief investment and administrative officer, will become CEO and Ms. Krominga, the current chair of the board, will become lead independent director.

The Audit Committee of the Board of Directors of every public company bears significant oversight responsibilities for the company’s financial statements. Timely receipt of information, transparency with management and the external and internal auditors, and additional processes will assist the Audit Committee of the Sunrise Board in exercising this oversight function. In November 2007, the Board elected Stephen Harlan to chair its Audit Committee, and the Audit Committee has been actively engaged in adopting practices to strengthen its oversight function. These actions include:

•	Quarterly meetings with the CEO, CFO, CAO/CIO (since March 2008), COO, Internal Auditor, and General Counsel, and with the external auditors, in separate executive sessions, to provide a forum in which concerns and issues can be candidly raised;

•	Review of all draft disclosures timely provided by management’s Disclosure Committee; and

•	Monitoring corporate performance against management’s strategic and business plans, including reviewing the operating results on a regular basis to evaluate whether the business is being properly managed, which it will report to the Board.

The Board recognizes that the addition of new Board members who qualify as “financial experts” under Sarbanes Oxley will further improve the oversight capabilities of the Audit Committee, and intends to identify such candidates and propose them for election to the Board.

Oversight of executive compensation and the hiring of executive officers rest, in the first instance, with the Compensation Committee and the Board. The Compensation Committee is in the process of adopting improved procedures with respect to the granting of stock options and equity awards to employees that include:

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

The Compensation Committee is augmenting its processes to review bonuses for officers unless required pursuant to existing arrangements. Incentive compensation will continue to be awarded at the sole discretion of the Committee. Enhanced processes for consideration of incentive compensation include:

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

The Compensation Committee will continue to establish compensation for the executive officers of Sunrise. The Board intends to move away from non-monetary perks for executives. It has eliminated any personal use of corporate aircraft and company cars.

In July 2008, the Board adopted a written policy that would enable the Compensation Committee to authorize the Board to recoup any bonus and excess compensation payments to officers in the event of a restatement that reduces earnings for the period in which the payments were made, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. Similarly, the Board intends to include, in any employment agreements negotiated between the Compensation Committee and officers, a provision in which that officer agrees, at the request of the Company, to return any bonus or excess compensation in the event of a restatement, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets.

As these elements of the remedial framework are implemented, the Board will monitor their implementation. The Board is unwavering in its commitment to this remedial framework and is determined to establish a control environment that will enable Sunrise to move forward to take on the business challenges and opportunities ahead.

MANAGEMENT CONCLUSIONS CONCERNING DISCLOSURE CONTROLS AND PROCEDURES

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

In connection with the preparation of this Form 10-K, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of December 31, 2007. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its Form 10-K for the year ended December 31, 2006 and its Form 10-Qs since the first quarter of 2006. Sunrise also was not able to timely file this Form 10-K. In addition, as described below, management has determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting identified at December 31, 2006 continued to exist at December 31, 2007. Based on this evaluation, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

In making its assessment of internal control over financial reporting as of December 31, 2007, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. In connection with this assessment, management determined that two items constitute material weaknesses in internal control as of December 31, 2007. These two material weaknesses are described as follows:

ENTITY-LEVEL CONTROL ENVIRONMENT — The extensive nature of the Company’s accounting restatement and the findings of the Special Independent Committee confirmed that the Company did not set the appropriate tone around accounting and control consciousness, lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of the Company’s organizational structure and financial reporting requirements, and did not exercise appropriate oversight of accounting, financial reporting and internal control matters; and

PROCESS AND TRANSACTION LEVEL CONTROLS — There was a lack of clear organization and accountability within the accounting function, including insufficient review and supervision, combined with weak financial reporting systems that were not integrated and required extensive manual interventions. Specifically, there was a lack of effective accounting reviews for routine and non-routine transactions and accounts. As a result, and coupled with a lack of a sufficient level of experienced personnel as described in the entity level control environment deficiency, the Company was unable to close its books in a timely and accurate manner.

Conclusion

As of December 31, 2007, management has concluded that there were two material weaknesses in internal control over financial reporting, and, accordingly, the Company’s internal control over financial reporting was not effective at that date.

Our independent registered public accounting firm that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting as at December 31, 2007, which report appears at the end of this Item 9A.

Remediation Steps to Address Material Weaknesses

As disclosed in our 2006 Form 10-K, in connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006, management identified four material weaknesses in the Company’s internal control over financial reporting. The four material weaknesses were:

1. Entity-level control environment

2. Transaction documentation and written accounting policies

3. Communication and information flow

4. Process and transaction level controls

Management, including the CEO and CFO, determined that as of December 31, 2007 there was sufficient analysis and written documentation of the application of GAAP and adequate policies and procedures to ensure the accounting personnel were made aware of the specific features in transactions. Accordingly, management concluded that the second and third material weaknesses identified at December 31, 2006 had been remediated as of December 31, 2007.

Management, under the direction of the CEO and CFO, has been directing remediation efforts, including implementation of the Board approved remedial framework. In connection with the preparation of the financial statements for 2007, we continued performing the compensating controls and procedures that we implemented in 2006 and designed to assure that any weaknesses in internal control did not impact the preparation of our consolidated financial statements. Since the filing of our 2006 Form 10-K on March 24, 2008, we have continued to build on the remedial actions undertaken in 2007 and continued to implement the Board adopted remedial framework. While efforts continue, management believes that the Company has made significant improvements to the control environment and to the Company’s accounting operations, primarily through the previously disclosed extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated in 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING FOURTH QUARTER OF 2007

As indicated above, in December 2007 the Company’s former President, Chief Financial Officer for the period prior to August 2005, and Treasurer (who had been the Chief Accounting Officer from 2000 through 2004) were separated from the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Entity-Level Control Environment

The extensive nature of the Company’s accounting restatement and the findings of the Special Independent Committee confirmed that the Company did not set the appropriate tone around accounting and control consciousness, lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of the Company’s organizational structure and financial reporting requirements, and did not exercise appropriate oversight of accounting, financial reporting and internal control matters.

Process and Transaction Level Controls

There was a lack of clear organization and accountability within the accounting function, including insufficient review and supervision, combined with weak financial reporting systems that were not integrated and required extensive manual interventions. Specifically, there was a lack of effective accounting reviews for routine and non-routine transactions and accounts. As a result, and coupled with a lack of a sufficient level of experienced personnel as described in the entity level control environment deficiency, the Company was unable to close its books in a timely and accurate manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated July 30, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sunrise Senior Living, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
July 30, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors

The following table sets forth certain information regarding the Company’s directors.

	Age at
	June 30,	Director	Term	Position(s) Held
Nominees:	2008	Since(1)	Expires	With Sunrise

Ronald V. Aprahamian	61	1995	2008	Director
Teresa M. Klaassen (2)	53	1981	2008	Director and Chief Cultural Officer
Stephen D. Harlan	74	2007	2008	Director
Thomas J. Donohue	69	1995	2009	Director
J. Douglas Holladay	61	2000	2009	Director
William G. Little	66	2004	2009	Director
Paul J. Klaassen (2)	50	1981	2010	Director and Chief Executive Officer
Lynn Krominga (3)	58	2007	2010	Non-Executive Chair of the Board
Mark S. Ordan (4)	49	2008	2010	Director and Chief Investment and Administrative Officer

(1)	The dates shown reflect the year in which these persons were first elected as directors of Sunrise or its predecessors.

(2)	Paul J. Klaassen and Teresa M. Klaassen are related as husband and wife. On July 15, 2008, Mr. Klaassen resigned as Sunrise’s chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, he will become non-executive Chair of the Board.

(3)	Ms. Krominga was first appointed as a director in September 2007 for an initial term expiring at the 2007 annual meeting of stockholders in connection with the settlement of litigation previously filed by Millenco, L.L.C. pursuant to Section 211 of the Delaware General Corporation Law. Ms. Krominga was elected to a new three-year term of office at the 2007 annual meeting held on October 16, 2007. On March 16, 2008, Ms. Krominga was appointed as the non-executive Chair of the Board. Effective at the next annual meeting of stockholders expected to take place in November 2008, she will become the lead independent director.

(4)	On July 15, 2008, Mr. Ordan was appointed as a director to fill a vacancy on the board with a remaining term of office expiring at the 2010 annual meeting of stockholders. Mr. Ordan will become Sunrise’s chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008.

Information regarding the business backgrounds of our directors is set forth below.

Ronald V. Aprahamian is a business consultant and private investor. He served as a director of First Consulting Group, Inc., a provider of information technology services and software products, primarily for health delivery, health plan and life sciences organizations, from April 2006 until it was acquired on January 14, 2008. Mr. Aprahamian served as chairman of the board of Superior Consultant Holdings Corporation, a national healthcare information technology and strategic and operations management consulting firm, from October 2000 to March 2003, and served as a director from March 2003 until it was acquired in January 2005. Mr. Aprahamian was chairman of the board and chief executive officer of The Compucare Company, a health care information technology company, from 1988 until October 1996.

Teresa M. Klaassen founded Sunrise with her husband Paul Klaassen in 1981. She served as executive vice president from 1981 until November 2003 and serves currently as Sunrise’s chief cultural officer in which position she helps the Company maintain its focus on and commitment to its core values and principles of service. Ms. Klaassen serves on the board of Sunrise Senior Living Foundation and its Education Board, the governing board of the Merritt Academy, the Appletree School and First Steps Childcare Center. She is a member of the Committee of 200, a leadership group of select U.S. corporate women, the International Women’s Forum and Legacy Advisors. She is on the Board of Eastern University and the Commonwealth Institute.

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

Thomas J. Donohue is president and chief executive officer of the U.S. Chamber of Commerce, a position he has held since 1997. From 1984 to September 1997, he was president and chief executive officer of the American Trucking Association, the national trade organization of the trucking industry. Mr. Donohue currently serves on the boards of directors of Union Pacific Corporation, a rail firm; XM Satellite Radio Holdings Inc., a provider of audio entertainment and information programming; and Marymount University.

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

Paul J. Klaassen founded Sunrise with his wife Teresa Klaassen in 1981. Mr. Klaassen has served as a director and chief executive officer of Sunrise and its predecessor entities since its inception and served as chairman of the board from Sunrise’s inception until March 16, 2008. On July 15, 2008, Mr. Klaassen resigned as Sunrise’s chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, he will become non-executive Chair of the Board. Mr. Klaassen currently serves on the boards of directors of The Netherland-American Foundation, the National Investment Center for the senior housing and care industry and the U.S. Chamber of Commerce. Mr. Klaassen also serves on the board of trustees of The Ethics and Public Policy Center, a public policy think tank, The Trinity Forum, a leadership academy, and the Advisory Committee for the Department of Health Care Policy at Harvard University Medical School. Mr. Klaassen was also the founding chairman of ALFA, the Assisted Living Federation of America. From December 2004 until it was acquired in April 2007, Mr. Klaassen also was a trustee of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent entity established in Canada by Sunrise to indirectly acquire and own income-producing senior living communities located in Canada and the United States.

Lynn Krominga is an attorney and business executive.  Ms. Krominga was appointed non-executive Chair of the Board on March 16, 2008. Effective at the next annual meeting of stockholders expected to take place in November 2008, Ms. Krominga will become the lead independent director. Since 1999, Ms. Krominga has been a consultant to private equity and venture capital firms and to start-up and early stage technology companies. In this capacity, she held various board and management roles, including chief executive officer of Fashion Wire Daily, Inc. in 2002. From 1981 to 1999, Ms. Krominga held various senior executive and legal offices at Revlon, including President, Licensing Division from 1992 until 1998. Prior to that, Ms. Krominga was an attorney at American Express and at the law firm of Cleary, Gottlieb, Steen & Hamilton. Ms. Krominga also currently serves on the board of directors, audit committee and compensation committee of Avis Budget Group, Inc., one of the world’s largest vehicle rental companies.

Mark S. Ordan became Sunrise’s chief investment and administrative officer on March 19, 2008. He will become Sunrise’s chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. From October 2006 until May 2007, Mr. Ordan served as chief executive officer and president of The Mills Corporation (“Mills”), a publicly traded developer, owner and manager of a diversified portfolio of regional shopping malls and retail entertainment centers. Mills was acquired by Simon Property Group and Farallon Capital in May 2007. Mr. Ordan served as a director of Mills from December 2006 until May 2007 and as Mills’ chief operating officer from March 2006 to October 2006. From 2001 through 2006, Mr. Ordan served as the non-executive Chairman of the Board of Trustees of Federal Realty Investment Trust (“Federal”), an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. Until his resignation in October 2006, Mr. Ordan was a member of the Board of Trustees of Federal for 11 years. At Federal, Mr. Ordan was involved in strategic decision-making, as well as many aspects of Federal’s operations. From December 2003 to February 2006, Mr. Ordan was chief executive officer of Sutton Place Group, LLC, a gourmet food store chain operating under the names Balducci’s and High Noon. From 1999 to 2003, Mr. Ordan was chairman and chief executive officer of High Noon Always, Inc., an upscale quick-serve lunch operation (formerly known as Bethesda Retail Partners). From 1996 until 1999, Mr. Ordan was chief executive officer of Chartwell Health Management Inc., a health benefits brokerage firm, and from 1989 until 1996, he served as chairman, president and chief executive officer of Fresh Fields Markets, Inc., a natural and organic foods supermarket chain that was acquired by Whole Foods Market in 1996. Prior to that time, he held various positions in the equities division of Goldman Sachs & Co. Mr. Ordan serves on the Vassar College Board of Trustees, on the Board of Directors of Fidelity & Trust Bank, a regional banking institution, and on the Board of Scenic Hudson, an environmental organization in New York’s Hudson Valley.

Information Regarding Executive Officers

In addition to Messrs. Klaassen and Ordan, who currently serve as our chief executive officer and our chief investment and administrative officer, respectively, set forth below is information regarding our current executive officers.

Tiffany L. Tomasso, 46, has been chief operating officer of Sunrise since November 2003. Previously she served as an executive vice president from March 1998 until November 2003 and as president of Sunrise’s management services division from April 2000 until November 2003. She joined Sunrise in 1993 as regional vice president in charge of developing assisted living facilities in New Jersey, Pennsylvania and Delaware, and was promoted in 1994 to senior vice president. Ms. Tomasso was elected as the Chair of Assisted Living Federation of America in May 2008.

Richard J. Nadeau, 53, became Sunrise’s chief financial officer on September 6, 2007. Mr. Nadeau previously served since July 2007 as a consultant to Sunrise to assist with the completion of Sunrise’s then pending restatement and Sarbanes-Oxley Section 404 compliance efforts. From July 2006 to May 2007, until Mills was acquired by Simon Property Group and Farallon Capital, Mr. Nadeau served as chief financial officer of Mills. From April 2006 until July 2006, Mr. Nadeau was executive vice president, finance and accounting at Mills. Mr. Nadeau joined Mills following Mills’ announcement in January 2006 of a pending restatement of its financial statements. From May 2005 to March 2006, Mr. Nadeau was chief financial officer of Colt Defense LLC, a privately held designer, developer and manufacturer of small arms and weapon systems. From June 2002 to May 2005, Mr. Nadeau was a partner at the accounting firm of KPMG LLP. From May 1977 to June 2002, he worked for Arthur Andersen LLP, where he served as a national practice director and audit partner, serving real estate companies, service-related companies and government contractors.

John F. Gaul, 40, joined Sunrise in October 2002 as general counsel. Mr. Gaul has also served as secretary since May 2005. He held the position of senior vice president from the time he joined Sunrise until November 2003. Mr. Gaul was formerly a partner at Hogan & Hartson L.L.P. in Washington, D.C., where he practiced corporate, securities and transactional law.

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

Annual Certifications

The NYSE listing standards require each listed company’s chief executive officer to certify to the NYSE each year within 30 days of each annual meeting of stockholders that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In November 2007, the Company submitted to the NYSE a certificate of its chief executive officer without qualification. The certifications by the Company’s chief executive officer and chief financial officer required by the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2007 Form 10-K.

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

Communications with the Board of Directors

Stockholders and other interested parties who want to communicate with the board of directors or any individual director may write to:
Sunrise Senior Living, Inc.
7902 Westpark Drive
McLean, Virginia 22102
Attention: General Counsel

Audit Committee

From January 2007 to November 2007, the audit committee was composed of Messrs. Aprahamian (chair), Craig R. Callen, Donohue and Harlan (appointed in June 2007) and Ms. Krominga (appointed in September 2007), all of whom were independent as required under Section 303A.07 of the NYSE corporate governance standards. In November 2007, the board of directors reconstituted the membership of the audit committee, as follows: Messrs. Harlan (chair), Aprahamian and Callen and Ms. Krominga, all of whom were independent as required under Section 303A.07 of the NYSE corporate governance standards. Mr. Callen resigned as a director in May 2008.

Audit Committee Financial Experts

The board of directors has determined that each of Messrs. Harlan and Aprahamian qualify as “audit committee financial experts” under the rules and regulations of the SEC. In making this determination with respect to Mr. Harlan, the board of directors considered, among other things, his 33-year tenure with KPMG Peat Marwick, including five years as Vice Chairman of the firm responsible for its international business and twelve years as the Managing Partner of KPMG’s Washington, D.C. operating office. In making this determination with respect to Mr. Aprahamian, the board of directors reconfirmed its prior determination that Mr. Aprahamian has the financial management expertise required by the NYSE listing standards and is qualified as an audit committee financial expert within the meaning of SEC regulations. In making its original determination in 2003, the board considered Mr. Aprahamian’s: (a) understanding of generally accepted accounting principles and financial statements; (b) ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the issues that can reasonably be expected to be raised by Sunrise’s financial statements, or experience actively supervising persons engaged in these activities; (d) understanding of internal control over financial reporting; and (e) understanding of audit committee functions. The board also analyzed the means by which Mr. Aprahamian acquired these attributes and, in particular, his current involvement in business consulting and investment and his additional relevant experience, which includes: (a) prior service as chief executive officer of a public health care information technology and strategic and operations management consulting company, where he actively supervised the chief financial officer and participated in the budgeting and forecasting process and reviewed accounting policies and procedures, public reporting and financial statements; (b) his service as the chairman of the audit committee of Sunrise since 1995; and (c) his prior service as the chairman of the audit committee of another publicly held company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sunrise directors, executive officers and beneficial owners of more than 10% of Sunrise’s outstanding equity securities to file with the SEC initial reports of ownership of Sunrise’s equity securities and to file subsequent reports when there are changes in such ownership. Company directors, executive officers and shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to Sunrise, the Company believes that all Section 16(a) filing requirements for the fiscal year ended December 31, 2007 applicable to such persons were complied with on a timely basis, except that Mr. Aprahamian filed a Form 4 late covering two transactions.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis (“CD&A”) explains Sunrise Senior Living’s compensation philosophy, objectives, and policies for 2007 as applicable to the eight current and former executive officers named in the Summary Compensation Table. The covered executive officers are:

Current	Former

Paul J. Klaassen, Chief Executive Officer	Bradley B. Rush, Chief Financial Officer
Richard J. Nadeau, Chief Financial Officer	Thomas B. Newell, President
Julie A. Pangelinan, Chief Accounting Officer (and former Acting Chief Financial Officer)*
Tiffany L. Tomasso, Chief Operating Officer
Michael B. Lanahan, Chairman of Greystone
John F. Gaul, General Counsel

*	Ms. Pangelinan served as Acting Chief Financial Officer from April 2007 to September 2007.

The CD&A outlines the structure and rationale for each element of the named executive officers’ compensation, and provides context for the amounts disclosed in the compensation tables found in the following section. The focus of this CD&A is on fiscal 2007 compensation. However, beginning in late 2007 and continuing into 2008, the Compensation Committee has been in the process of updating the executive compensation program and procedures to more closely align with current market and best practices. The changes that are taking place or are under consideration in fiscal 2008 are summarized throughout this section and more fully at the end of the CD&A.

Compensation of the named executive officers are determined and approved by the Compensation Committee. During 2007, the members of the Compensation Committee were Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, Lynn Krominga (beginning in November 2007), and William G. Little. The current members of the Compensation Committee are J. Douglas Holladay, Ms. Krominga and Mr. Little.

Compensation Program Objectives

The objectives of our executive compensation program are to attract, retain and motivate highly talented executives who are committed to creating stockholder value and fulfilling our mission to champion quality of life for all seniors. Toward this end, our executive compensation program is designed to reward sustained financial and operating performance and leadership excellence, align the interests of executives with those of our stockholders and encourage our executives to remain with the Company.

2007 Compensation Committee Process

The Compensation Committee reviews the components and amounts of compensation for our executive officers annually.

For 2007, the Compensation Committee made compensation decisions after reviewing company and individual performance during the year in light of pre-determined quantitative and qualitative goals and objectives. In addition, the Compensation Committee considered the executive’s leadership qualities, business responsibilities, career with the Company, contributions during the year, current compensation arrangements, and long-term potential to enhance stockholder value. Executives were reviewed in terms of their contributions both individually and as part of the executive management team. The Compensation Committee also considered the recommendations of the Chief Executive Officer regarding compensation for executive officers other than himself.

For 2007, the Compensation Committee did not adhere to rigid formulas in determining the amount or mix of compensation elements. Rather, the Compensation Committee sought to incorporate flexibility into the Company’s compensation structure and in the assessment process to respond to the evolving business environment and existing Company challenges.

With the exception of Messrs. Klaassen and Lanahan, none of the Company’s executive officers have employment agreements. Mr. Klaassen entered into his employment agreement in September 2000, as amended and restated in November 2003 and further amended in March 2008. Mr. Lanahan entered into his employment agreement in May 2005 in connection with our acquisition of Greystone, which he founded.

The Compensation Committee is in the process of adopting enhanced procedures which are more fully described at the end of this CD&A.

Elements of 2007 Executive Compensation

Our executive compensation program in 2007 consisted of base salary, annual incentive bonus, equity awards, perquisites, deferred compensation and long-term incentive compensation. Each of these compensation elements fulfills one or more of the objectives of our executive compensation program (i.e., to attract, retain or motivate highly talented executives). We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

The following table lists the elements of our fiscal 2007 executive compensation program and the primary purpose of each.

Element	Purpose	Form

Base Salary	Provide market-competitive base compensation to attract and retain highly talented executives	Cash
Annual Incentive Bonus	Motivate executives to achieve superior company and individual performance during the year	Cash
Recognize special contributions not reflected in other elements of compensation
Equity Awards	Motivate executives to achieve and sustain long-term company performance and align executives’ interests with stockholders’ interests	Restricted stock (restricted stock and stock options in prior years)
Retain executives through potential wealth accumulation
Perquisites and Benefits	Provide market-competitive compensation components to attract and retain executive talent	Various (as described below)
Deferred Compensation	Provide tax-deferred means to save for retirement or increased stock ownership through deferrals in company stock	Eligibility to participate in 401(k) plan, Bonus Deferral Program and non-qualified deferred compensation plans
Long-Term Incentive Cash Bonus Plan	Provide long-term incentive and retention benefit	Cash

Certain elements of compensation are contractually obligated to Messrs. Klaassen and Lanahan, as more fully discussed below under “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table.”

Use of Peer Group Data

In connection with its consideration of compensation for 2007, the Compensation Committee reviewed executive compensation levels among a group of peer companies. The purpose of the review was to ensure that our executive compensation levels were competitive and within the broad middle range of peer group companies when the company achieves targeted performance levels. The peer group reviewed by the Compensation Committee included publicly-traded organizations of similar revenue, size and complexity to Sunrise as well as direct industry competitors, other senior living, hospitality and service companies, and other competitors for executive talent. The peer companies in 2007 were:

American Retirement Corporation	Genesis Healthcare Corp.
Apria Healthcare Group Inc.	Health Management Association
Brookdale Senior Living Inc.	Interstate Hotels & Resorts
Community Health Management Systems, Inc.	Kindred Healthcare Inc.
Ecolab Inc.	Lifepoint Hospitals
Extendicare Inc.	Manor Care Inc.
Fairmont Hotels & Resorts Gaylord Entertainment	Universal Health Services

Peer group compensation data reviewed included base salary, bonus, and long-term incentive values (e.g., restricted stock and stock options) for 2005, updated 3.8% per annum to 2007.

2007 Base Salaries

In 2007, the base salaries for our named executive officers were determined by the Compensation Committee based on the following considerations:

•	executive’s skill set and market value of the skill set;

•	scope of the executive’s role;

•	executive’s performance;

•	period the executive served in his or her role;

•	overall budget for base salary increases to allow salary increases to retain successful performers while maintaining affordability within our business plan;

•	executive’s current salary;

•	executive’s duties and responsibilities relative to other executive officers;

•	relationship of base salary relative to the mix of overall compensation;

•	other elements of compensation available to the executive; and

•	the significant effort required of executive management to address certain unique challenges facing the company (including the pending restatement of the Company’s financial statements) and the need to retain such executives to successfully address such challenges while at the same time continuing to focus on the operations of the Company.

After considering the factors above, the Compensation Committee approved the following base salary adjustments for the named executive officers:

Executive	2006 Salary	2007 Salary	% Change

Paul J. Klaassen	$500,000	$500,000	0%
Richard J. Nadeau	—	$450,000	—
Julie A. Pangelinan	$213,200	$330,000	+55%
Bradley B. Rush	$375,000	$450,000	+20%
Thomas B. Newell	$425,000	$425,000	0%
Tiffany L. Tomasso	$390,000	$465,600	+19%
Michael B. Lanahan	$364,000	$378,560	+4%
John F. Gaul	$300,000	$375,000	+25%

Base salary adjustments were made in March 2007, except for Ms. Pangelinan and Mr. Nadeau. In April 2007, Ms. Pangelinan became our Acting Chief Financial Officer in addition to her role as our Chief Accounting Officer. At the time of her appointment as our Acting Chief Financial Officer, the Compensation Committee approved the increase in her 2007 annual base salary to reflect her expanded duties and responsibilities, both as Chief Accounting Officer and Acting Chief Financial Officer. Mr. Nadeau joined the Company as our Chief Financial Officer in September 2007. The Compensation Committee approved his initial annual base salary taking into account his background and experience, the information reviewed by the Compensation Committee in setting the former Chief Financial Officer’s salary, and management’s recommendations.

2007 Annual Incentive Bonuses

Our named executive officers are eligible to earn annual incentive cash bonuses based on the achievement of performance goals and objectives and other criteria deemed relevant by the Compensation Committee. Annual bonuses provide executives with an incentive to achieve the Company’s financial, operational and growth objectives for the fiscal year and reward their success.

Bonus payouts are determined by comparing performance relative to pre-determined quantitative and qualitative performance goals and objectives and other criteria deemed relevant by the Compensation Committee. For 2007, the Compensation Committee did not apply a formula or assign these performance goals and objectives relative weights. Instead, it made a determination after considering such measures collectively. Satisfactory individual performance is a condition to the payment of any bonus amount.

In January 2007, after considering management’s recommendations, the Compensation Committee established the principal goals and objectives for determining annual incentive bonuses for executive officers for 2007, except for Mr. Lanahan whose bonus is based on the achievement of earnout targets tied to the performance of Greystone. These goals and objectives included growth in revenues under management to $2.4 billion or more, growth in average daily rate and maintaining occupancy in order to achieve a same-community revenue growth target of at least 4%, growth in Trinity Hospice by adding at least 8 new communities, corporate general and administrative expense below 4.7% of revenues under management, beginning new construction on 28 new communities, achievement of promotion targets and leadership development among middle and senior management ranks, and completion of the restatement and attainment of certain qualitative goals relating to the Company’s operations. The measure “revenue under management” is derived by combining the revenues of Sunrise’s consolidated communities, communities owned in unconsolidated ventures and communities owned by third parties that are managed by Sunrise. Mr. Lanahan’s bonus is earned based on Greystone’s achievement of 1-year and cumulative 3-year net operating income targets (calculated by consistently applying the accounting principles used to calculate Greystone’s 2003 net operating income). For fiscal 2007, the 1-year net operating income target was $11.3 million and the cumulative 3-year target for fiscal years 2005-2007 was $26.5 million. The Compensation Committee may adjust, revise or supplement the pre-determined performance goals and objectives as necessary to ensure that award payments represent the underlying growth of the core business and are not artificially inflated or deflated due to anomalous items in the award year or the previous (comparison) year.

In March 2007, after considering the recommendations of the CEO (other than for himself), the Compensation Committee determined fiscal 2007 target bonus opportunities for the named executive officers employed at that time. Bonus opportunities are denominated and communicated as a percent of annual base salary. The targets reflect the Compensation Committee’s determination as to the appropriate mix between salary and bonus compensation. In connection with her appointment as Acting Chief Financial Officer in April 2007, Ms. Pangelinan’s bonus target opportunity was increased from 50% to 75% of annual base salary. Upon his hire in September 2007, the Compensation Committee determined Mr. Nadeau’s target bonus opportunity of 75% of base salary (pro rated for the period September to December 2007). Mr. Lanahan’s target bonus opportunity of 100% of base salary is provided in his employment agreement. Bonus awards may exceed target based on exceptional performance.

In 2008, after considering the Company’s overall performance in 2007, the Compensation Committee did not believe any bonus was warranted for 2007. However, certain named executive officers were awarded bonuses in recognition of significant individual contributions during the year notwithstanding the Company’s overall performance in 2007. In May 2008, the Compensation Committee approved a fiscal 2007 bonus payout for Mr. Nadeau of $112,500 based upon his contributions to the then pending restatement of our 2003-2005 financial statements. In July 2008, the Compensation Committee approved a 2007 annual incentive bonus for Mr. Lanahan of $378,560 based upon achievement of the Greystone earnout targets discussed above. In April 2007, the Compensation

Committee awarded Ms. Pangelinan $30,000 for her contributions to the then pending restatement of our 2003-2005 financial statements. In April 2008, Ms. Pangelinan also received a bonus for fiscal 2007 of $198,242 based upon her service as the Acting Chief Financial Officer and her ongoing contributions on the restatement. As a non-executive officer at that time, Ms. Pangelinan’s bonus was determined by Mr. Nadeau. As described in greater detail at the end of this CD&A and in Item 9A of this Form 10-K, Mr. Klaassen has disclaimed any opportunity to receive bonuses for 2007 and 2006. The following table summarizes the bonus program for fiscal 2007:

			2007 Target	2007 Bonus	2007 Bonus
	Salary Paid		Bonus	Earned	Earned
Executive	For 2007		(% Salary)	(% Salary)	($ Amount)

Paul J. Klaassen	$501,923		125%	0%	$0
Richard J. Nadeau	$145,385	*	75%	77%	$112,500
Bradley B. Rush	$139,615	*	75%	0%	$0
Thomas B. Newell	$415,191	*	100%	0%	$0
Julie A. Pangelinan	$293,439		75%	78%	$228,242
Tiffany L. Tomasso	$452,365		75%	0%	$0
Michael B. Lanahan	$378,560		100%	100%	$378,560
John F. Gaul	$362,019		75%	0%	$0

*	Partial year service

Special Incentive Bonus

In November 2007, the Compensation Committee approved a special bonus of $75,000 that will be payable to Mr. Nadeau and Ms. Pangelinan upon the Company becoming current in its periodic report filings with the SEC to reward them for their efforts to complete the restatement and aid the Company in becoming a current filer with the SEC.

Equity Incentive Compensation

Types of Equity Incentive Compensation

Our equity incentive compensation program is designed to provide significant incentives directly linked to the long-term performance of Sunrise, align the interests of the named executive officers with our stockholders, and retain the executives through the vesting period of the awards. We historically have granted restricted stock, restricted stock units (as part of our Bonus Deferral Program described below) and/or stock options. We do not have a policy that dictates the mix of options and restricted stock. In making equity grants to the named executive officers, the Compensation Committee does not take existing stock ownership levels into consideration in award determinations as we do not want to discourage our executives from holding significant amounts of Sunrise stock.

To encourage greater stock ownership, we have a Bonus Deferral Program for specified executive officers, which include all of the named executive officers other than Mr. Lanahan. The Bonus Deferral Program provides that these executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred, restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). The “base units” generally vest on the date the Compensation Committee approves the executive’s bonus for the previous fiscal year. In addition, at the time of the deferral election, each executive officer must also elect a vesting period from two to four years and, based on the vesting period chosen, will receive additional restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon the conclusion of the period (assuming continued employment by the executive). Delivery of the shares of our common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under our stock trading policy if the trading window is closed on the vesting date, or, if so elected by the executive, at retirement (as defined in the Bonus Deferral Program), thus further providing a retention incentive to the named executive officers electing to participate in the program. None of our executive officers participated in the Bonus Deferral Program in 2007.

Timing of Equity Grants

The effective grant date for all equity awards to executive officers, as well as our employees generally, is the date of approval by the Compensation Committee. For grants of restricted stock units pursuant to our Bonus Deferral Program (as discussed above), the date of grant is typically the date on which the Compensation Committee reviews the performance of the Company and the executive over the prior year and awards bonus payments for the year. In March 2008, the Compensation Committee amended the Company’s equity plans to require that the exercise price of stock options must be equal to at least 100% of the closing market price of our common stock on (i) the grant date (if the grant is made before trading commences on the exchange or securities market or while such exchange or market is open for trading) or (ii) the next trading day (if the grant is made after the exchange or securities market closes on a trading day or if the grant is made on a day that is not a trading day of the exchange or securities market). The plans previously provided that the exercise price of stock options must be equal to at least 100% of the closing market price of our common stock on the trading day immediately prior to the grant date. We do not time equity grants in coordination with the release of material nonpublic information.

2007 Equity Awards

In connection with Mr. Nadeau’s appointment as our Chief Financial Officer, the Compensation Committee made a restricted stock award to him in November 2007 for a total of 88,573 shares. These shares of restricted stock vest in five equal annual installments beginning on the first anniversary of the grant date. In making this award, the Compensation Committee considered his background and experience, the information reviewed by the Compensation Committee in setting the former Chief Financial Officer’s compensation and management’s recommendations. None of the other named executive officers received equity awards in 2007.

Other Compensation

Perquisites

Under his amended and restated employment agreement entered into in November 2003 and further amended in March 2008, Mr. Klaassen is entitled to receive:

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

During 2007, Mr. Klaassen received supplemental medical and dental insurance for himself and his family, personal use of a Company-owned automobile, and personal use by him and Teresa M. Klaassen of the company aircraft and a chartered flight. Beginning in March 2008, the Board has eliminated any personal use of the company aircraft. For additional information, see the Summary Compensation Table and accompanying narrative below.

For 2007, each named executive officer, other than Mr. Klaassen, received an automobile allowance. Under Mr. Lanahan’s employment agreement, the Company is required to provide him with an annual automobile allowance of $12,000. He also is entitled to certain club membership dues and fees, as provided in his employment agreement negotiated with him in connection with our acquisition of Greystone. Pursuant to a delegation from the Compensation Committee, the automobile allowances for 2007 for Messrs. Newell, Rush and Gaul, and Mses. Pangelinan and Tomasso were provided at the discretion of Mr. Klaassen. In addition, the Compensation Committee approved an automobile allowance for Mr. Nadeau in connection with his appointment as our chief financial officer. In each case, the annual automobile allowance provided to the executive officer was less than $10,000.

Sunrise and Greystone Deferred Compensation Plans

We adopted the Sunrise Senior Living Executive Deferred Compensation Plan in June 2001, as last amended in November 2007 (the “Sunrise DCP”). All of our named executive officers, other than Mr. Lanahan, were eligible to participate in the Sunrise DCP for 2007. For 2007, Mr. Lanahan participated in the Greystone Communities Nonqualified Deferred Compensation Plan, which was adopted on January 1, 2007 (the “Greystone DCP”).

Under the Sunrise DCP, the named executive officers may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus. In addition, we may, in our discretion, make a matching contribution to the named executive officer’s account. For 2007, we elected to make a matching contribution equal to (i) 25% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for less than five years and (ii) 50% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for five or more years. We adopted the Sunrise DCP to be competitive with other companies with whom we compete for talent and to provide our senior management with enhanced retirement security.

Under the Greystone DCP, Mr. Lanahan may elect to defer up to 25% of his annual base salary and up to 100% of his bonuses. Additionally, Greystone, in its discretion, may make additional discretionary contributions to Mr. Lanahan’s account. For 2007, Greystone made a matching contribution equal to 50% of each dollar deferred by Mr. Lanahan up to a maximum of 5% of his compensation.

For additional information regarding these plans, see the Nonqualified Deferred Compensation Table and accompanying narrative below.

Nonqualified Deferred Compensation for CEO

Mr. Klaassen’s employment agreement provides that, notwithstanding any termination of the employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation plan, which replaces the split dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement. As of December 31, 2007, we have contributed an aggregate of $900,000 into this plan. The Company contributed another $300,000 in 2008 for 2006 and 2007, leaving an aggregate amount of $600,000 to be contributed. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts. For more information on Mr. Klaassen’s non-qualified deferred compensation account established pursuant to his employment agreement, please refer to the Summary Compensation Table, the Nonqualified Deferred Compensation Table, and accompanying narrative below.

Severance and Change in Control Plans

Pursuant to their employment agreements, Messrs. Klaassen and Lanahan are entitled to certain payments and benefits upon their termination of employment. These provisions were negotiated with the executives at the time of entering into the employment agreements (which, for Mr. Lanahan, occurred at the time of our acquisition of Greystone), and were approved by the Compensation Committee in order to retain the executives.

In addition, effective in November 2005, we adopted the Sunrise Senior Living Senior Executive Severance Plan, which provides for certain payments upon a change of control and subsequent termination of employment. The purpose of this plan is to encourage the continued employment with and dedication to the Company of certain of the Company’s key executive officers in the face of potentially distracting circumstances arising from the possibility of a change in control of the Company.

For additional information regarding these arrangements, including an estimate of the payments named executive officers would have been entitled to receive on December 31, 2007 upon various termination events, see “Potential Payments Upon Termination and Change in Control” below.

Long-Term Incentive Cash Bonus Plan

Effective August 23, 2002, we adopted the Long-Term Incentive Cash Bonus Plan (“LTIC Bonus Plan”) to provide incentives to certain key officers and other Sunrise employees to contribute to the success of our UK and Germany joint ventures, PS UK Investment (Jersey) Limited Partnership (“PS UK”) and PS Germany Investment (Jersey) Limited Partnership (“PS Germany”). The LTIC Bonus Plan links the payment of cash bonuses to the distribution of cash to Sunrise by SUNCO (our wholly owned limited liability company which participates in PS UK and PS Germany) with respect to SUNCO’s interest in PS UK and PS Germany. A separate bonus pool is established under the LTIC Bonus Plan in respect to each PS UK and PS Germany. Each participant in the LTIC Bonus Plan who participates in the PS UK bonus pool or the PS Germany bonus pool receives a percentage of the applicable bonus pool funded by cash distributed to Sunrise by SUNCO.

Under the LTIC Bonus Plan, no bonus amounts will be paid to any participant unless and until Sunrise Senior Living Investments, Inc., a wholly-owned subsidiary of Sunrise (“SSLII”) and partner in PS UK and PS Germany, receives distributions from PS UK and PS Germany of available cash (i.e., cash from operations or cash from capital transactions) sufficient to provide SSLII with a return of (i) its capital contributions to PS UK and PS Germany and (ii) any party loans made by SSLII to PS UK and PS Germany, in each case as of the initial distribution of available cash to SSL II.

The LTIC Bonus Plan does not specify thresholds or maximum payout amounts. No bonus amounts were credited to participant accounts or paid during 2007. During 2007, we recorded bonus expense of $27.8 million primarily as a result of the sale of seven communities by PS UK. Primarily as a result of the gains on these asset sales recorded in the UK venture, we recorded equity in earnings during 2007 of approximately $75.5 million. We do not expect the bonus distribution limitation described above to be satisfied in late 2008, at which time bonus payments would become payable.

As previously disclosed, Ms. Tomasso was awarded a 12.5% bonus interest in both the PS UK and PS Germany bonus pool under the LTIC Bonus Plan when the plan was originally adopted effective August 2002. Additionally, Mr. Gaul was awarded a 4% bonus interest in both the PS UK and PS Germany bonus pool under the LTIC Bonus Plan in March 2007. No bonus amounts were credited to their accounts or paid during 2007.

For additional information regarding the LTIC Bonus Plan, see the Grants of Plan-Based Awards Table and accompanying narrative below.

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

2008 Updates and Enhancements

Beginning in late 2007 and continuing into 2008, the Compensation Committee has been re-assessing the Company’s executive compensation program to more directly tie executive compensation to the achievement of specific performance goals while continuing to provide competitive compensation opportunities. Toward this end, the Compensation Committee is seeking to more closely align the incentive portion of executive compensation to the achievement of a range of objective performance metrics which are aligned with the interests of our stockholders. It is also anticipated that this revised incentive structure will include minimum performance thresholds below which no bonuses will be paid and a long-term incentive program to reward objectively superior performance over a longer period of time. In addition, the committee is increasing its reliance on relevant peer group data in structuring a compensation program that seeks to attract and retain high performing executives of outstanding skill and experience.

Engagement of Independent Compensation Consultant

From time to time, including in 2007, management has retained a compensation consultant to provide the Compensation Committee with competitive pay data used in setting annual compensation of the Company’s executive officers. In 2007, this data was provided by Mercer Human Resource Consulting. In early 2008, the Compensation Committee directly engaged Frederic W. Cook & Co. as its independent compensation consultant to perform a competitive pay analysis and to consult with the Compensation Committee generally on the enhanced Compensation Committee processes outlined below and in Item 9A of this Form 10-K.

Return of CEO Equity Awards and Bonus Opportunities

As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all restricted stock units and restricted stock, net of tax, awarded to him for the years 2003-2005 (a total of 33,487 restricted stock units and 36,654 shares of common stock) and disclaimed any opportunity to receive bonuses for 2006 and 2007.

Annual Bonuses and Incentive Compensation

The Compensation Committee is augmenting its processes with respect to bonuses for officers. Enhanced processes for consideration of incentive compensation will include:

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

Equity Awards

The Compensation Committee is in the process of adopting improved procedures with respect to the granting of stock options and equity awards to employees that include:

•	fixed annual date for consideration of grants to executive officers and other employees;

•	grants for new hires or grants for promotion or retention will be made only at a regularly scheduled meeting subsequent to the event;

•	formalizing, in a written document, the stock option and equity award granting procedures;

•	establishing the process to be followed for nominating employees for equity awards;

•	directing management to automate appropriate functions in order to minimize the potential for human error; and

•	directing management to provide mandatory training and education to ensure that all employees involved in the administration of equity awards understand the Company’s equity award granting processes.

Recoupment Policy

In July 2008, the Board adopted a written policy that would enable the Compensation Committee to recoup any bonus and excess compensation payments to officers in the event of a restatement that reduces earnings for the period in which the payments were made, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. Similarly, the Board intends to include, in any employment agreements negotiated between the Compensation Committee and officers, a provision in which that officer agrees to return, at the request of the company, any bonus or excess compensation in the event of a restatement that reduces earnings, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets.

Automobile Allowances

The Board intends to move away from non-monetary perks for executives. It has eliminated any personal use of company cars. Instead, the Compensation Committee will annually review, set and, where appropriate, revise all automobile allowances for senior management.

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

COMPENSATION COMMITTEE

Current Members:

Lynn Krominga (Interim Chair)*
J. Douglas Holladay**
William G. Little

Members During 2007:

Thomas J. Donohue (Chair)
Ronald V. Aprahamian
Craig R. Callen***
Lynn Krominga*
William G. Little

Dated: July 30, 2008

*	On July 15, 2008, Ms. Krominga was appointed the interim Chair of the Compensation Committee. Ms. Krominga has served as a member of the Compensation Committee since November 2007.

**	Member of the Compensation Committee since March 2008.

***	Mr. Callen was appointed Chair of the Compensation Committee on March 16, 2008. He resigned as a director of the Company on May 22, 2008.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)(4)	($)

Paul J. Klaassen	2007	$501,923	$—	$388,653	$—	$—	$—	$888,698	$1,779,274
Chairman of the Board and Chief Executive Officer(5)	2006	501,923	—	553,206	—	—	—	686,476	1,741,605
Richard J. Nadeau	2007	145,385	112,500	100,000	—	—	—	48,225	406,110
Chief Financial Officer(6)	2006	—	—	—	—	—	—	—	—
Julie A. Pangelinan	2007	293,439	228,242	—	—	—	—	4,936	526,617
Acting Chief Financial Officer and Chief Accounting Officer(7)	2006	—	—	—	—	—	—	—	—
Bradley B. Rush	2007	139,615	—	(371,275)	(112,005)	—	—	—	(343,665)
Chief Financial Officer(8)	2006	367,596	—	371,275	112,005	—	—	3,979	854,855
Thomas B. Newell	2007	415,191	—	1,002,137	—	—	—	—	1,417,328
President(9)	2006	426,635	—	547,632	—	—	—	21,919	996,186
Tiffany L. Tomasso	2007	452,365	—	374,851	—	—	—	3,375	830,591
Chief Operating Officer	2006	388,846	292,500	399,233	106,862	—	—	11,415	1,198,856
Michael B. Lanahan	2007	378,560	378,560	317,231	—	—	—	54,702	1,129,053
Chairman of Greystone	2006	364,000	364,000	634,410	—	—	—	38,320	1,400,730
John F. Gaul	2007	362,019	—	96,624	—	—	—	2,683	461,326
General Counsel	2006	—	—	—	—	—	—	—	—

(1) This column includes annual incentive bonuses, if any, earned for 2007 and 2006 by the named executive officers. For 2007, this column also includes a special bonus paid to Ms. Pangelinan in April 2007 totaling $30,000 relating to her work on the Company’s then pending restatement of its 2003-2005 financial statements. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has disclaimed any opportunity to receive bonuses for 2007 and 2006.

(2) This column represents the dollar amount recognized for financial statement purposes with respect to a restricted stock award made to Mr. Nadeau in 2007, restricted stock unit awards made to Mr. Klaassen and Ms. Tomasso in 2006 under the Bonus Deferral Plan with respect to 2005 bonus awards and restricted stock and restricted stock unit awards made to the named executive officers in prior fiscal years in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in 2005, 2006 and 2007 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 16 to our Consolidated Financial Statements included in Item 8 to this Form 10-K. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all restricted stock units and restricted stock, net of tax, awarded to him for the years 2003-2005 (a total of 33,487 restricted stock units and 36,654 shares of common stock). For Mr. Rush, the amount shown for 2007 represents the reversal of the 2006 compensation expense for unvested restricted stock awards for a total of 67,309 shares made to him in 2004 and 2005 that were forfeited in connection with the termination of his employment.

(3) This column represents the dollar amount recognized for financial statement purposes with respect to stock options granted to the named executive officers in prior fiscal years in accordance with SFAS 123R. No stock options were granted to the named executive officers in 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in 2005, 2006 and 2007 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 16 to our Consolidated Financial Statements included in Item 8 to this Form 10-K. For Mr. Rush, the amount shown for 2007 represents the reversal of the 2006 compensation expense for unvested stock options for 25,000 shares that were forfeited in connection with the termination of his employment.

(4) Amounts in this column for 2007 are comprised of the following:

•	For Mr. Klaassen, the amount set forth in this column for 2007 is comprised of:

°	$761,767, representing the aggregate incremental cost during 2007 to Sunrise of personal use by Mr. and Mrs. Klaassen of fractional interests in aircraft purchased by Sunrise under several fractional interest ownership programs and an additional charter flight. We calculated the incremental cost of personal use of the aircraft fractional ownership interests by adding (a) the variable operating cost of the flights for personal travel (e.g., hourly charges, fuel adjustment costs, landing fees, catering charges and ground transportation), (b) a pro-rated portion, based on the total flight hours flown for personal as compared to business use, of the fixed costs for the aircraft (i.e., the monthly management fees for flight crews, aircraft maintenance, storage and other fixed program costs relating to the use and operation of the aircraft in 2007 and the depreciation expense recorded in the 2007 financial statements relating to the purchase price paid for the fractional ownership interests and aircraft upgrades) and (c) miscellaneous other travel related expenses. The incremental cost for personal use of the charter flight equals the amount billed and paid by the Company for such flight;

°	$27,607, representing the aggregate incremental cost during 2007 to Sunrise of personal use by Mr. Klaassen of a Company-owned automobile. We calculated the incremental cost of the personal use of the automobile by adding the insurance premium and depreciation expense we recorded in the Company’s 2007 financial statements relating to the automobile;

°	$330, representing supplemental medical and dental insurance payments for Mr. Klaassen and his family, as required by his employment agreement for 2007;

°	$3,846, representing the Company’s 401(k) match for 2007; and

°	$95,148, representing 2007 earnings on a non-qualified deferred compensation plan established for Mr. Klaassen pursuant to his employment agreement.

•	For Mr. Nadeau, the amount set forth in this column for 2007 is comprised of:

°	$1,558, representing the Company’s contribution to the Sunrise DCP for 2007; and

°	$46,667, representing consulting fees received by Mr. Nadeau during 2007, but prior to his appointment as our Chief Financial Officer.

•	For Ms. Pangelinan, the amount set forth in this column for 2007 is comprised of:

°	$1,473, representing the Company’s 401(k) match for 2007; and

°	$3,463, representing the Company’s contributions to the Sunrise DCP for 2007.

•	For Ms. Tomasso, the amount set forth in this column for 2007 is comprised of $3,375, representing the Company’s 401(k) match for 2007.

•	For Mr. Lanahan, the amount set forth in this column for 2007 is comprised of:

°	$16,267, representing the cost to the Company of dues and fees for two club memberships during 2007;

°	$7,553 representing the Greystone 401(k) match for 2007;

°	$18,882, representing the Greystone DCP contributions for 2007; and

°	$12,000, representing the car allowance provided to Mr. Lanahan in 2007 pursuant to his employment agreement.

•	For Mr. Gaul, the amount set forth in this column for 2007 is comprised of $2,683, representing the Company’s 401(k) match for 2007.

(5) On March 16, 2008, Lynn Krominga was appointed as the Company’s non-executive Chair of the Board. On July 15, 2008, Mr. Klaassen resigned as the chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, Mr. Klaassen will become the Company’s non-executive Chair of the Board and Ms. Krominga will become lead independent director.

(6) Mr. Nadeau became our Chief Financial Officer on September 6, 2007.

(7) From April 23, 2007 until September 6, 2007, Ms. Pangelinan served as Acting Chief Financial Officer in addition to her role as our Chief Accounting Officer.

(8) Mr. Rush was terminated for cause on May 2, 2007.

(9) Mr. Newell separated from the Company on December 19, 2007.

GRANTS OF PLAN-BASED AWARDS

All Other Stock
		Estimated Possible Payouts Under				Awards: Number of	Grant Date Fair
		Non-Equity Incentive Plan Awards				Shares of Stocks or	Value of Stock and
	Grant	Threshold	Target		Maximum	Units	Option Awards
Name	Date	($)	($)		($)	(#)	($)(1)

Paul J. Klaassen	—	$—	$—		$—	—	$—
Richard J. Nadeau	11/13/07	—	75,000	(2)	—	88,573	2,999,968
Julie A. Pangelinan	—	—	75,000	(2)	—	—	—
Bradley B. Rush	—	—	—		—	—	—
Thomas B. Newell	—	—	—		—	—	—
Tiffany L. Tomasso	—	—	—		—	—	—
Michael B. Lanahan	—	—	—		—	—	—
John F. Gaul	—	—	2,700,000	(3)	—	—	—

(1) Amount represents the full grant date fair value of the restricted stock award, as determined in compliance with SFAS 123R.

(2) Represents a special bonus of $75,000 payable to each of Mr. Nadeau and Ms. Pangelinan upon the Company becoming current in its periodic report filings with the SEC. There is no threshold or maximum bonus amount.

(3) Represents the estimated future payout to Mr. Gaul with respect to a 4% interest in both the PS UK and PS Germany bonus pools under the LTIC Bonus Plan awarded to him in March 2007. There is no threshold or maximum bonus amount. The estimated possible payout included in the table is based on various assumptions, including the timing of additional sales of the communities owned by the UK venture and market conditions, which cannot be determined with certainty at this time. Mr. Gaul’s interest in the LTIC Bonus Plan vests at a rate of 20% per year over a five-year period. No bonus amount was credited to Mr. Gaul’s account or paid in 2007. For additional information, see Narrative to Summary Compensation Table and Grants of Plan-Based Awards — LTIC Bonus Plan below.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

We have entered into employment agreements with Messrs. Klaassen and Lanahan.

Paul J. Klaassen Employment Agreement

In November 2003, we entered into an amended and restated employment agreement with Mr. Klaassen under which Mr. Klaassen served as our chairman and chief executive officer. On March 16, 2008, his employment agreement was amended to provide that he is employed as chief executive officer instead of as chairman and chief executive officer. Mr. Klaassen’s employment agreement is initially for five years, commencing on November 13, 2003, subject to automatic annual extension for a one-year period to maintain a rolling five year term, unless earlier terminated pursuant, generally, to the termination events described under “Potential Payments Upon Termination and Change in Control” below. On July 15, 2008, Mr. Klaassen resigned as our chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, Mr. Klaassen will become the Company’s non-executive Chair of the Board.

The employment agreement provides for an initial annual base salary of $450,000, subject to annual adjustment based on performance, as determined by the Compensation Committee. The employment agreement also provides that Mr. Klaassen is eligible for an annual bonus based upon the achievement of performance goals established by the Compensation Committee. To be eligible for the annual bonus, Mr. Klaassen is required to submit proposed performance goals to the Compensation Committee on or before January 31st of each year. In addition, pursuant to the employment agreement, Mr. Klaassen is entitled to an automobile reasonably acceptable to him and the Compensation Committee (or an automobile allowance as determined by the Compensation Committee). Mr. Klaassen is also entitled to payment or reimbursement of other benefits or expenses, such as executive air travel and health club or other membership fees or dues, as may be approved by the Compensation Committee.

In addition, Mr. Klaassen and/or his family are entitled to medical insurance from the Company in accordance with the Company’s policies for employees. Mr. Klaassen also is entitled to a fully-insured executive medical/dental/vision plan providing supplemental coverage for him and/or his family for those items not covered under our general health plan for employees, and to continuation of such coverage, notwithstanding any termination of his employment agreement for any reason, until age 65 (in the case of his children, through age 22). Pursuant to the terms of the policy, the maximum insurance benefit available to Mr. Klaassen and his family under this supplemental coverage is $10,000 per occurrence up to a family maximum of $100,000. For a discussion of the amount of such benefit to Mr. Klaassen in the event of his termination of employment, see “Potential Payments Upon Termination and Change in Control” below.

Mr. Klaassen’s employment agreement also provides that, notwithstanding any termination of the employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation plan, which replaces the split-dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement. As of December 31, 2007, we have contributed an aggregate of $900,000 into this plan. The Company made contributions for 2006 and 2007 in 2008, bringing the total contribution to $1.2 million. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts. As of December 31, 2007, the estimated value of the aggregate net gains accrued or realized on such contributions under the plan was $364,373. The estimated value of the aggregate net gains accrued for the fiscal year 2007 was $95,148. For more information on Mr. Klaassen’s non-qualified deferred compensation account established pursuant to his employment agreement, see the “Nonqualified Deferred Compensation Table,” and accompanying narrative, below.

See the “Summary Compensation Table” above for information on the amounts paid to Mr. Klaassen pursuant to his employment agreement during 2007. In addition, Mr. Klaassen’s employment agreement provides for severance and change in control payments upon certain triggering events. For a discussion of these events, including an estimate of the payments to be made to Mr. Klaassen, see “Potential Payments Upon Termination and Change in Control” below.

Michael B. Lanahan Employment Agreement

In May 2005, we entered into an employment agreement with Mr. Lanahan pursuant to which Mr. Lanahan serves as chairman of Greystone, a division of Sunrise, through December 31, 2007. Pursuant to the employment agreement, on or after January 1, 2008, our President may assign Mr. Lanahan another position at a comparable level within Sunrise or any of its subsidiaries or affiliates (collectively, “Sunrise Entities”). Mr. Lanahan’s employment agreement has a four-year term, commencing on May 10, 2005, and may be extended upon mutual agreement of the parties, unless earlier terminated pursuant, generally, to the termination events described under “Potential Payments Upon Termination and Change in Control” below.

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

See the “Summary Compensation Table” above for information on the amounts paid to Mr. Lanahan pursuant to his employment agreement during 2007. In addition, Mr. Lanahan’s employment agreement provides for severance and change in control payments upon certain triggering events. For a discussion of these events, including an estimate of the payments to be made to Mr. Lanahan, see “Potential Payments Upon Termination and Change in Control” below.

Return of CEO Equity Awards

As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered to the Company for cancellation all restricted stock units and restricted stock, net of tax, awarded to him for the years 2003-2005 (a total of 33,487 restricted stock units and 36,654 shares of common stock).

Automobile Allowances

As described in greater detail in Item 9A of this Form 10-K, the Board intends to move away from non-monetary perks for executives. It has eliminated any personal use of company cars. Instead, the Compensation Committee will annually review, set and, where appropriate, revise all automobile allowances for senior management.

Personal Use of Company Aircraft

The Board has also eliminated any personal use of company aircraft.

LTIC Bonus Plan

Effective August 23, 2002, we adopted the LTIC Bonus Plan to provide incentives to certain key officers and other Sunrise employees to contribute to the success of our international joint ventures, PS UK and PS Germany. The LTIC Bonus Plan links the payment of cash bonuses to the distribution of cash to Sunrise by SUNCO (our wholly owned limited liability company which participates in PS UK and PS Germany) with respect to SUNCO’s interest in PS UK and PS Germany. A separate bonus pool is established under the LTIC Bonus Plan in respect of each PS UK and PS Germany. Each participant in the LTIC Bonus Plan receives a percentage of the applicable bonus pool funded by cash distributed to Sunrise by SUNCO. The percentage of each bonus pool that is not allocated to plan participants is allocated to Sunrise.

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

Bonuses that become payable under the LTIC Bonus Plan are funded by cash distributed to Sunrise by SUNCO with respect to SUNCO’s interests in PS UK and PS Germany. Under the LTIC Bonus Plan, no bonus amounts will be paid to any participant unless and until Sunrise Senior Living Investments, Inc., a wholly-owned subsidiary of Sunrise (“SSLII”) and partner in PS UK and PS Germany, receives distributions from PS UK and PS Germany of available cash (i.e., cash from operations or cash from capital transactions) sufficient to provide SSLII with a return of (i) its capital contributions to PS UK and PS Germany and (ii) any party loans made by SSLII to PS UK and PS Germany, in each case as of the initial distribution of available cash to SSL II.

The LTIC Bonus Plan does not specify thresholds or maximum payout amounts. During 2007, we recorded bonus expense of $27.8 million primarily as a result of the sale of seven communities by PS UK. Primarily as a result of the gains on these asset sales recorded in the UK venture, we recorded equity in earnings during 2007 of approximately $75.5 million. Based on the anticipated performance of PS UK and PS Germany, we do not expect the bonus distribution limitation described above to be satisfied in late 2008, at which time bonus payments would become payable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
									Equity
									Incentive	Equity
			Equity						Plan	Incentive Plan
			Incentive						Awards:	Awards:
			Plan						Number of	Market or
			Awards:					Market	Unearned	Payout Value
	Number of	Number of	Number of			Number of		Value of	Shares,	of Unearned
	Securities	Securities	Securities			Shares or		Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)

Paul J. Klaassen	500,000	—	—	$8.50	9/11/2010	4,478	(2)	$137,385	—	$—
	200,000	—	—	8.50	9/11/2010	27,777	(3)	852,198	—	—
	—	—	—	—	—	5,090	(4)	156,161	—	—
Richard J. Nadeau	—	—	—	—	—	88,573	(5)	2,717,420	—	—
Julie A. Pangelinan	—	—	—	—	—	—		—	—	—
Bradley B. Rush	—	—	—	—	—	—		—	—	—
Thomas B. Newell(6)	221,272	—	—	12.50	3/3/2008	—		—	—	—
	140,000	—	—	10.00	3/19/2008	—		—	—	—
	100,000	—	—	30.02	3/19/2008	—		—	—	—
Tiffany L. Tomasso	15,000	—	—	10.00	5/11/2011	83,892	(7)	2,573,807	—	—
	60,000	—	—	13.58	5/17/2012	18,750	(8)	575,250	—	—
	100,000	—	—	30.02	9/8/2015	744	(9)	22,826	—	—
Michael B. Lanahan	—	—	—	—	—	37,000	(10)	1,135,160	—	—
John F. Gaul	50,000	—	—	10.50	10/15/2012	33,558	(11)	1,029,559	—	—
	60,000	—	—	30.02	9/8/2015	1,500	(12)	46,020	—	—

(1) Market value is calculated by multiplying the number of shares by the closing market price of our common stock on December 31, 2007, the last trading day of the year, or $30.68.

(2) These supplemental restricted stock units vested on September 10, 2007. Pursuant to the terms of the Bonus Deferral Program, delivery of the shares subject to these units was deferred until the first day of the open window period under our stock trading policy that occurs after September 10, 2007. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered these unvested supplemental restricted stock units, along with 11,194 base restricted stock units that vested on the grant date, to the Company for cancellation.

(3) 13,888 of the shares of restricted stock subject to this award were to have vested on March 14, 2007; however, because the trading window pursuant to the Company’s stock trading policy was closed on that date, the shares did not vest and were to have vested on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. The remaining 13,889 shares of restricted stock were to vest on the first day of the next open trading window after March 14, 2008 in which Company insiders are not restricted from selling Company stock. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered all of these unvested shares of restricted stock to the Company for cancellation and surrendered an additional 8,877 shares representing the portion of the restricted stock award made to him on March 14, 2005 that vested on March 14, 2006, net of tax.

(4) These supplemental restricted stock units were to have vested on March 8, 2010. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered all of these unvested supplemental restricted stock units, along with 12,725 base restricted stock units that vested on the grant date, to the Company for cancellation.

(5) These shares of restricted stock vest in five equal annual installments beginning on the first anniversary of the grant date. If a change of control of Sunrise occurs, all unvested restricted shares will vest immediately.

(6) Mr. Newell separated from the Company on December 19, 2007. The options for 221,272 shares held by him were exercised on March 3, 2008, while the options for 140,000 were exercised on March 19, 2008. The remaining options for 100,000 shares held by him expired in accordance with the terms of the related stock option agreement.

(7) These shares of restricted stock will vest on the first day of the next open window period under the Company’s stock trading policy after March 19, 2008.

(8) 6,250 of the shares of restricted stock subject to this award were to have vested on March 14, 2007, and 6,250 were to have vested on March 14, 2008; however, because the trading window pursuant to the Company’s stock trading policy was closed on such date, the shares did not vest and will vest, if at all, on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. The remaining 6,250 shares of restricted stock will vest on March 14, 2009, or if the trading window pursuant to the Company’s stock trading policy is closed on such date, on the first date thereafter that is during a window period in which Company insiders are not restricted from selling Company stock.

(9) These supplemental restricted stock units vested on March 8, 2008. Pursuant to the terms of the Bonus Deferral Program, delivery of the shares subject to these units will not be made until the first day of the open window period under our stock trading policy that occurs after March 8, 2008.

(10) Pursuant to his employment agreement, and in connection with our acquisition of Greystone in May 2005, Mr. Lanahan was granted 37,000 shares of restricted stock that are to vest in full on May 10, 2013, subject to accelerated vesting in the following circumstances:

•    if either (i) the 2005 pre-tax net income of the companies acquired in the Greystone acquisition is greater than $5.7 million and their 2006 pre-tax net income is greater than $9.5 million, or (ii) the companies acquired in the Greystone acquisition have a cumulative pre-tax net income for 2005 and 2006 greater than $15.2 million, then 24,666 shares of restricted stock subject to the award are to vest as of such date or if the trading window pursuant to the Company’s stock trading policy is closed on such date, on the first date thereafter that is during a window period in which Company insiders are not restricted from selling Company stock; and

•    if either (i) the 2007 pre-tax net income of the companies acquired in the Greystone acquisition is greater than $11.3 million, or (ii) the companies acquired in the Greystone acquisition have a cumulative pre-tax net income for 2005, 2006 and 2007 that is greater than $26.5 million, then the remaining 12,334 shares of restricted stock subject to the award are to vest as of such date or if the trading window pursuant to the Company’s stock trading policy is closed on such date, on the first date thereafter that is during a window period in which Company insiders are not restricted from selling Company stock.

The Company has determined that the pre-tax net income criteria for accelerated vesting have been met. Accordingly, the shares will vest on the first date that is during a window period in which Company insiders are not restricted from selling Company stock.

(11) All 33,558 shares of restricted stock subject to this award were to have vested on March 19, 2008; however, because the trading window pursuant to the Company’s stock trading policy was closed on such date, the shares did not vest and will vest, if at all, on the first date that is during a window period in which Company insiders are not restricted from selling Company stock.

(12) 500 of the shares of restricted stock subject to this award were to have vested on March 14, 2007 and 500 were to have vested on March 14, 2008; however, because the trading window pursuant to the Company’s stock trading policy was closed on these dates, the shares did not vest and will vest, if at all, on the first date that is during a window period in which Company insiders are not restricted from selling Company stock. The remaining 500 shares of restricted stock will vest on March 14, 2009, or if the trading window pursuant to the Company’s stock trading policy is closed on such date, on the first date thereafter that is during a window period in which Company insiders are not restricted from selling Company stock.

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on		Value Realized
	Exercise	on Exercise	Vesting		on Vesting
Name	(#)	($)	(#)		($)(3)

Paul J. Klaassen	—	—	4,478	(1)	$156,909
Richard J. Nadeau	—	—	—		—
Julie A. Pangelinan	—	—	—		—
Bradley B. Rush	—	—	—		—
Thomas B. Newell	—	—	253,000	(2)	8,544,980
Tiffany L. Tomasso	—	—	—		—
Michael B. Lanahan	—	—	—		—
John F. Gaul	—	—	—		—

(1) Represents 4,478 restricted stock units, which vested on September 10, 2007. Pursuant to the terms of the Bonus Deferral Program, delivery of the shares subject to these units was deferred until the first day of the open window period under our stock trading policy that occurs after September 10, 2007. As described in greater detail in Item 9A of this Form 10-K, Mr. Klaassen has surrendered these units to the Company for cancellation.

(2) Includes 125,000 shares of restricted stock that vested on March 21, 2007 and 128,000 shares of restricted stock that vested on December 19, 2007 in connection with Mr. Newell’s separation from the Company on that date.

(3) Value realized is calculated by multiplying the number of shares acquired upon vesting by the closing price of our common stock on the vesting date.

Deferred Compensation

Sunrise and Greystone Deferred Compensation Plans

General. We adopted the Sunrise DCP effective June 1, 2001, as last amended in November 2007. All senior management of Sunrise at the “Director” level or above or other highly compensated employees, as designated by our Fiduciary Committee, which administers the Sunrise DCP, are eligible to participate in the Sunrise DCP. The Fiduciary Committee consists of senior members of management. All of our named executive officers, other than Mr. Lanahan, were eligible to participate in the Sunrise DCP in 2007. For 2007, Mr. Lanahan participated in the Greystone DCP which was adopted on January 1, 2007. All eligible participants of the Greystone DCP must be highly compensated senior managers or above and must be employed for at least two years.

Pursuant to the Sunrise DCP, the named executive officers may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus. This same plan feature applies to the Greystone DCP.

Investment and Earnings. Under the Sunrise DCP, amounts deferred by the named executive officers are invested in a selection of publicly-available mutual funds. The funds eligible for investment are selected by the Fiduciary Committee, which may increase or decrease the possible funds for investment as needed and directed by the Committee, in its discretion. The Fiduciary Committee annually credits each named executive officer’s deferral account with a rate of return based on the pooled investment strategy of the Committee’s choosing or, in the discretion of the Committee, may credit an actual rate of return based on an investment strategy, among the fund options available, as requested by the named executive officer. During 2007, the Committee credited each officer’s deferral account with a rate of return associated with the investment strategy chosen by the officer.

In addition, under the Sunrise DCP, we may, in our discretion, make a matching contribution to the named executive officer’s account. For 2007, the Fiduciary Committee elected to make a matching contribution equal to (i) 25% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for less than five years and (ii) 50% of each dollar contributed by the executive officer on contributions up to a maximum of 5% of the executive officer’s compensation if we have employed such officer for five or more years. The named executive officers are 100% vested in all of their contributions to the Sunrise DCP, and earnings thereon, upon deferral. The Company matching contributions and earnings thereon vest 25% per year, provided the officer works a minimum number of hours per year. If terminated for any reason, other than death or disability, prior to vesting all of the Company’s matching contributions and related earnings not vested will be forfeited. If the named executive officer dies or becomes disabled while still employed by us, his or her matching contributions and related earnings will be 100% vested.

Under the Greystone DCP, amounts deferred by Mr. Lanahan are invested in a selection of publicly-available mutual funds chosen by Gresytone’s Plan Administrator. The Plan Administrator directs the plan trustee to credit Mr. Lanahan’s deferral account monthly with a rate of return based on his individual investment strategy.

Greystone, in its discretion, may make additional discretionary contributions to Mr. Lanahan’s account. For 2007, Greystone made a matching contribution equal to 50% of each dollar deferred by Mr. Lanahan up to a maximum of 5% of his compensation.

Payouts and Distributions. The Sunrise DCP provides for the payment of the named executive officers’ deferral accounts upon the termination events described below. As mentioned above, prior to vesting, Company matching contributions are not vested and will be forfeited if the termination event occurs prior to the vesting date, other than in the case of death or disability. For Greystone, the Plan Administrator instructs the plan trustee to disburse benefits based upon the elections made by the executive’s participation agreement and the terms of the plan. Greystone’s contributions are not vested and will be forfeited if the termination event occurs prior to December 31st.

Upon retirement, which generally means the officer’s termination for any reason, other than death, after his or her 55th birthday, the vested account balance will be distributed to the named executive officer (or his or her beneficiaries) in either a lump sum or pursuant to installment payments in equal amounts over a five, 10 or 15-year period, as elected by the named executive officer. The executive will make the choice of lump sum or installment payments at a prior time permitted by the IRS and, if installment payments are chosen, interest will accrue on the balance at the rate of return in effect as of the retirement. If no election is made, payment will be made in a lump sum. Payment will generally be made or begin six months after the named executive officer’s retirement, but for an executive retiring in 2008, no earlier than January 2009.

Pursuant to the Sunrise DCP, if a named executive officer dies prior to retirement or other termination of employment, payment of the executive’s full account balance generally will be made to the executive’s beneficiaries in a lump sum.

Upon termination, other than by retirement or death, the named executive officer’s vested deferred account balance will generally be paid to the named executive officer in a lump sum six months after his or her termination, but for an executive terminating in 2008, no earlier than January 2009. The named executive officer may also generally elect a later commencement date.

In addition to the above termination events for the Sunrise DCP, a named executive officer may elect at the time the deferral election is made for a year to receive a lump sum payment from the Sunrise DCP equal to the amount deferred by the executive during the following year, so long as the distribution date is at least four years since the year of deferral.

Under the Greystone DCP, upon attainment of age 55, Mr. Lanahan will begin receiving distributions from his account pursuant to the previous election made in either a lump sum payment (paid on the 60th day following any termination) or receive annual installments for a period of fourteen years (beginning after the 60th day following a termination). If Mr. Lanahan dies prior to retirement or other termination of employment, payment of the entire account balance will be made to the designated beneficiary on the 60th day following the date of death or 60 days following the date of termination. Distributions shall also be made to Mr. Lanahan upon termination due to a disability in accordance with his Participation Agreement.

Mr. Klaassen’s Deferred Compensation Account

As discussed above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” Mr. Klaassen’s employment agreement requires Sunrise to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, which replaces the split-dollar life insurance coverage that was contemplated by Mr. Klaassen’s prior employment agreement (referred to in this narrative and the table below as the “Klaassen Account”). We have contributed an aggregate of $1.2 million into this plan, leaving an aggregate amount of $600,000 to be contributed.

Funds held in the account may be invested in the same publicly-available mutual funds that are available for investment under the Sunrise DCP, as selected by Mr. Klaassen. His account is credited with the rate of return associated with the mutual fund investments selected by him. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining amounts.

NONQUALIFIED DEFERRED COMPENSATION

			Aggregate		Aggregate
	Executive	Registrant	Earnings	Aggregate	Balance
	Contributions	Contributions	in Last	Withdrawals/	at Last
	in Last FY	in Last FY	FY	Distributions	FYE
Name	($)(1)	($)(2)	($)	($)	($)

Sunrise DCP:
Paul J. Klaassen	$—	$—	$9,405	$—	$236,704
Richard J. Nadeau	22,500	1,558	113	—	24,171
Julie A. Pangelinan	16,564	3,463	(343)	—	19,684
Bradley B. Rush	—	—	2,379	—	50,874	(3)
Thomas B. Newell	42,664	—	(7,499)	—	307,300	(4)
Tiffany L. Tomasso	—	—	24,469	—	556,519
John F. Gaul	—	—	(132)	—	28,876
Greystone DCP:
Michael B. Lanahan	71,887	18,882	1,714	—	92,483
Klaassen Account:
Paul J. Klaassen	—	150,000	95,148	—	1,564,373	(5)

(1) The amount shown in this column represents deferrals of 2007 salary amounts, which are included in the 2007 “Salary” column of the Summary Compensation Table.

(2) The amounts shown in the table for Mr. Nadeau, Ms. Pangelinan, and Mr. Lanahan represent company matching contributions credited in 2008 to the account of the named executive officer for deferrals made in 2007 and are included in the “All Other Compensation” Table for 2007. The amount shown for the Klaassen Account represents the Company’s 2007 contribution to Mr. Klaassen’s deferred compensation plan of $150,000 made in the second quarter of 2008.

(3) As of December 31, 2007, 100% of Mr. Rush’s deferral account was vested. In April 2008, he was paid his vested balance of approximately $50,558.

(4) As of December 31, 2007, 100% or $307,136 of Mr. Newell’s deferral account was vested. Mr. Newell received a payout of approximately $302,165 in June 2008.

(5) The amount shown in this column includes $300,000 contributed by the Company in 2008 for 2006 and 2007. As described in the narrative above, Mr. Klaassen (or his beneficiaries) will be entitled to receive the net gains accrued on the Klaassen Account upon termination of the account in September 2012 and the Company will be entitled to the remaining balance. As of December 31, 2007, the estimated value of the aggregate net gains accrued or realized on such contributions under the plan was $364,373, of which $95,148 was accrued or realized in 2007. The 2007 amount is included in the “All Other Compensation” column in the Summary Compensation Table.

Potential Payments Upon Termination and Change in Control

Severance and Change in Control Payments

Messrs. Klaassen and Lanahan’s employment agreements provide for certain payments and benefits upon the termination events described below. In addition, our Senior Executive Severance Plan, adopted in November 2005, provides that designated Sunrise executive officers are entitled to receive severance benefits upon a change in control and termination of employment. As former executive officers, Messrs. Newell and Rush no longer participate in this plan. Finally, pursuant to our equity incentive plans and agreements, the named executive officers are entitled to acceleration of their unvested equity awards upon certain termination or change in control events. Each of these provisions is summarized below.

For purposes of the estimates of payments below, we have assumed the triggering event took place on December 31, 2007, and the price per share of our common stock was the closing market price on December 31, 2007 (the last trading day of the year), or $30.68. The estimates below are based on these assumptions, as required by SEC rules and the provisions of the various agreements. Actual amounts to be paid to each named executive officer will be different and can only be determined upon the actual termination of employment of the executive.

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

Mr. Klaassen - Employment Agreement

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

In addition, any unvested stock options held by Mr. Klaassen would immediately become fully vested (as of December 31, 2007, Mr. Klaassen did not hold any unvested options).

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

In addition, upon a change in control only (i.e., without regard to termination of employment), Mr. Klaassen would be entitled to full vesting of any outstanding unvested stock options (as of December 31, 2007, Mr. Klaassen did not hold any unvested options) and a lump sum disposition fee of 1% of Sunrise’s enterprise value, defined as its market capitalization plus debt, as of the change in control.

If any payments to Mr. Klaassen pursuant to the terms of his employment agreement (including acceleration of equity) would be considered a “golden parachute payment” under Section 280G of the Internal Revenue Code, we are required to pay Mr. Klaassen an amount necessary to gross up such amount for any excise taxes.

Mr. Klaassen - Equity Agreements

Pursuant to our 2002 Stock Option and Restricted Stock Plan, and form of restricted stock agreement thereunder, and our 2003 Stock Option and Restricted Stock Plan, and forms of restricted stock agreement and stock unit agreement thereunder, all unvested shares of restricted stock and restricted stock units held by Mr. Klaassen will accelerate and vest in full upon (i) a change in control (as defined in the plans and forms of agreements described above), (ii) termination of employment due to death or disability, (iii) termination of employment by the Company other than for cause (as defined pursuant to our Senior Executive Severance Plan set forth below), and (iv) termination of employment by Mr. Klaassen for good reason (as defined pursuant to our Senior Executive Severance Plan set forth below). As previously noted, Mr. Klaassen has surrendered to the Company for cancellation all of the restricted stock units and unvested restricted stock, net of tax.

Mr. Klaassen - Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Mr. Klaassen pursuant to the termination events described above.

		Termination by Death or
	Termination by Sunrise	Disability, by
	for Good Cause, or by	Klaassen for Good
	Klaassen Other Than for	Reason, or by		Termination within
	Good Reason, Death or	Sunrise Other Than		Six Months After a
	Disability	for Good Cause		Change in Control

Present Value of Severance(1)	$1,371,636	$3,804,969	(2)	$3,804,969	(2)
Present Value of Medical Insurance(3)	415,438	415,438		415,438
Equity Acceleration(4)	1,008,360	1,008,360		1,008,360
Disposition Fee(5)	—	—		18,049,748
Tax Gross-Up	—	—		11,438,998

Total	$2,795,434	$5,228,767		$34,717,513

(1) For purposes of the above table, severance is calculated based on Mr. Klaassen’s annual base salary for 2007, or $500,000.

(2) Reflects lump sum payment of salary for the remainder of the employment term (4.867 years assuming a December 31, 2007 termination) plus the present value using 120% of the applicable federal short-term tax rate of three equal installments of salary beginning one year from the assumed termination date.

(3) Represents the present value of the estimated cost of the Company of healthcare/dental continuation, including supplemental coverage, for Mr. Klaassen and his spouse until age 65 and his children through age 22.

(4) Represents the acceleration in full of 5,090 unvested supplemental units (pursuant to our Bonus Deferral Program) and 27,777 shares of unvested restricted stock outstanding as of December 31, 2007. With respect to the first column only (Termination by Sunrise for Good Cause, or by Klaassen other than for Good Reason, Death or Disability), Mr. Klaassen would only be entitled to the equity acceleration upon his death or disability; he would not be entitled to acceleration upon termination for good cause or by Mr. Klaassen other than for good reason. With respect to the last column (Termination within Six Months of a Change in Control), Mr. Klaassen would be entitled to the acceleration of equity upon the change in control event only. As previously noted, Mr. Klaassen has surrendered to the Company for cancellation all of the restricted stock units and unvested restricted stock, net of tax.

(5) Disposition fee is calculated based on our market capitalization, or $1.55 billion, plus outstanding aggregate debt, or $253.89 million, as of December 31, 2007, and is payable in connection with a change in control without regard to termination of employment.

On July 15, 2008, Mr. Klaassen resigned as our chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, Mr. Klaassen will become the Company’s non-executive Chair of the Board. At the effective date of his resignation as our chief executive officer, under his employment agreement, he will become entitled to receive:

•	annual payments for three years, beginning on the first anniversary of the date of termination, equal to Mr. Klaassen’s annual salary and bonus for the year of termination;

•	a continuation of the medical insurance and supplemental coverage currently provided to Mr. Klaassen and his family under the employment agreement until Mr. Klaassen attains or, in the case of his death, would have attained, age of 65 (but to his children only through their attainment of age 22); and

•	continued participation in his deferred compensation account in accordance with the terms of his employment agreement.

For purposes of Mr. Klaassen’s employment agreement, as amended, the terms below have the following meanings:

•	“good reason” is generally defined to mean:

°	the assignment by the board of directors to Mr. Klaassen of duties materially inconsistent with the duties of chief executive officer;

°	a material change in the nature or scope of Mr. Klaassen’s authority (although not with respect to the separation of the roles of Chairman and CEO);

°	the occurrence of material acts or conduct on the part of Sunrise or its officers and representatives which have as their purpose forcing the resignation of Mr. Klaassen or preventing him from performing his duties and responsibilities;

°	a material breach by Sunrise of any material provision of the employment agreement; or

°	requiring Mr. Klaassen to be based more than 50 miles from McLean, Virginia.

•	“good cause” is generally defined to mean:

°	any material breach by Mr. Klaassen of the terms of employment agreement;

°	Mr. Klaassen’s willful commission of acts of dishonesty in connection with his position;

°	chronic absenteeism (other than by reason of disability);

°	Mr. Klaassen’s willful failure or refusal to perform the essential duties of his position;

°	conviction of a felony; or

°	Mr. Klaassen’s engaging in illegal or other wrongful conduct substantially detrimental to the business or reputation of Sunrise.

•	“change in control” is generally defined to mean:

°	any person or group becomes the beneficial owner of 20% or more of the common stock of Sunrise;

°	a change in the composition of a majority of the board of directors of Sunrise (with certain specified exceptions);

°	a merger, reorganization or similar transaction in which the owners of the outstanding common stock of Sunrise immediately before the transaction are not expected to own immediately after the transaction, in substantially the same proportions as immediately before the transaction, more than 60% of the common stock entitled to vote generally in the election of directors; or

°	a plan of liquidation, or a plan or agreement for the sale or other disposition of all or substantially all of the assets of Sunrise.

•	“disability” is generally defined to mean the inability of Mr. Klaassen, due to illness, accident or any other physical or mental incapacity, to perform his duties in a normal manner for a period of six consecutive months.

Mr. Lanahan

Mr. Lanahan - Employment Agreement

If Mr. Lanahan’s employment is terminated by us on or after January 1, 2008 (original term of the employment agreement ends on May 10, 2009) other than for “cause” (as defined below), or if Mr. Lanahan resigns for “good reason” (as defined below) before May 10, 2009, we are required to pay Mr. Lanahan the following:

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

As a condition to receipt of the severance payment discussed above, Mr. Lanahan must execute a full release and waiver of all claims against Sunrise. As further conditions to receipt of such payment, the employment agreement contains a covenant requiring that Mr. Lanahan assign to Sunrise all writings, works of authorship, intellectual property and inventions conceived by Mr. Lanahan during the term of his employment related to or useful to the Sunrise business and a covenant that Mr. Lanahan maintain all confidential information regarding Sunrise. The employment agreement also prohibits, with certain limited, customary exceptions, Mr. Lanahan from (i) engaging in, financing, lending his name to, or otherwise being associated with any business that competes with Sunrise, (ii) soliciting business of the same or similar type being carried on by Sunrise from any person known to be a customer of Sunrise or to have been a customer of Sunrise at any time within the six months prior to the end of the employment agreement term and about whom Mr. Lanahan received confidential information, and (iii) soliciting any person who is or was an employee of Sunrise at any time during the term of the employment agreement, inducing such person to terminate employment with Sunrise or interfering with the relationship of Sunrise with any employee, contractor, supplier or customer, for a period of two years after the termination or expiration of his employment.

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

Mr. Lanahan - Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Mr. Lanahan pursuant to the termination events described above:

	Termination by Sunrise Other Than for
	Cause on or after January 1, 2008, or	Termination by Sunrise Other Than for
	by Mr. Lanahan for Good Reason	Cause or for Permanent Disability
	Prior to May 10, 2009	Prior to January 1, 2008(1)

Severance(2)	$704,947	$704,947
Health Insurance(3)	15,850	15,850
Equity Acceleration(4)	1,135,160	1,135,160

Total	$1,855,957	$1,855,957

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

(2) Severance is calculated based on Mr. Lanahan’s annual base salary for 2007, or $378,560, and 50% of the average of his annual bonus payments in 2006 and 2007, or $364,000 and $378,560, respectively.

(3) Amount is calculated based on Greystone’s annual COBRA cost for Mr. Lanahan as of December 31, 2007, or $15,850.

(4) Represents the acceleration in full of 37,000 shares of unvested restricted stock outstanding as of December 31, 2007. For each of the columns, Mr. Lanahan would be entitled to acceleration of equity regardless of when the termination other than for cause or, for the second column only, for good reason occurred. Mr. Lanahan would also be entitled to the $1,135,160 acceleration upon a change in control or upon his death.

For purposes of Mr. Lanahan’s employment agreement, the terms below have the following meanings:

•	“cause” is generally defined to mean:

°	a material breach by Mr. Lanahan of any of his obligations under his employment agreement;

°	the willful failure by Mr. Lanahan to comply with the reasonable directions of the President of Sunrise in achieving the objectives of Sunrise or any of its subsidiaries or affiliates to which Mr. Lanahan is assigned pursuant to his employment agreement;

°	Mr. Lanahan’s failure to adhere to any written policy of Sunrise or any of its subsidiaries or affiliates if Mr. Lanahan has been given a reasonable opportunity to comply with such policy or cure his failure to comply;

°	the appropriation (or attempted appropriation) of a material business opportunity of Sunrise or any of its subsidiaries or affiliates, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of Sunrise or any of its subsidiaries or affiliates;

°	the misappropriation (or attempted misappropriation) of any of the funds or property of Sunrise or any of its subsidiaries or affiliates;

°	reporting to work under the influence of alcohol or illegal drugs, or using alcohol or illegal drugs, whether or not at the workplace, in such fashion as to cause economic harm to Sunrise or any of its subsidiaries or affiliates;

°	a willful act by Mr. Lanahan which has a materially detrimental effect on the reputation or business of Sunrise or any of its subsidiaries or affiliates;

°	any breach of fiduciary duty, gross negligence or willful misconduct with respect to Sunrise or any of its subsidiaries or affiliates which is not cured (if possible) to the reasonable satisfaction of Sunrise within 15 days after notice to Mr. Lanahan; or

°	Mr. Lanahan’s conviction of, indictment for, pleading guilty to, entering a plea of no contest with respect to, or being charged with (where such charge is not dismissed or otherwise resolved favorably to Mr. Lanahan in six months) any felony or any charge of fraud, embezzlement, theft, offense involving moral turpitude or a violation of any federal or state securities or tax law.

•	“good reason” is generally defined to mean:

°	a material failure by Sunrise to perform its obligations under the employment agreement which continues and is uncured for 15 days after written notice thereof has been given to Sunrise by Mr. Lanahan; or

°	a material and adverse change in Mr. Lanahan’s duties and responsibilities not agreed to by Mr. Lanahan (other than termination for “cause”).

•	“permanent disability” is generally defined to mean the inability, for a period of six consecutive months, of Mr. Lanahan to adequately perform his regular duties, with reasonable accommodations, due to a physical or mental illness, condition or disability.

Mr. Nadeau, Ms. Pangelinan, Ms. Tomasso and Mr. Gaul

Senior Executive Severance Plan

Effective as of November 16, 2005, the Compensation Committee adopted a senior executive severance plan. The term of the plan is five years, subject to an additional two-year extension in an event of a “change in control” (as defined below) prior to the end of the term of the plan. Each of Ms. Tomasso, Ms. Pangelinan, Mr. Nadeau and Mr. Gaul has been designated as an eligible executive officer to participate in the plan. Messrs. Newell and Rush were also participants in the plan during 2007, but as former executive officers they no longer participate in the plan. Messrs. Klaassen and Lanahan do not participate in the senior executive severance plan.

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

Equity Agreements

In addition to the acceleration of equity upon a change in control pursuant to the Senior Executive Severance Plan described above, pursuant to our 2002 Stock Option and Restricted Stock Plan, and form of restricted stock agreement thereunder, and our 2003 Stock Option and Restricted Stock Plan, and forms of restricted stock and restricted stock unit agreement thereunder, all unvested shares of restricted stock and/or restricted stock units held by Mr. Nadeau, Ms. Tomasso and Mr. Gaul will accelerate and vest in full upon (i) termination of employment due to death or disability, (ii) termination of employment by the Company other than for cause (as defined pursuant to the Senior Executive Severance Plan) and (iii) termination of employment by the executive for good reason (as defined pursuant to the Senior Executive Severance Plan).

Estimate of Payments

Set forth below are the estimated payments or benefits to be provided to Mr. Nadeau, Ms. Pangelinan, Ms. Tomasso and Mr. Gaul pursuant to the circumstances described above:

	Richard J. Nadeau	Julie A. Pangelinan	Tiffany L. Tomasso	John F. Gaul

Severance(1)	$900,000	$850,000	$1,339,432	$1,012,036
Welfare Benefits(2)	—	—	31,924	31,924
Equity Acceleration(3)	2,717,420	—	3,171,882	1,075,579

Total	$3,617,420	$850,000	$4,543,238	$2,119,539

(1) For Ms. Pangelinan, severance is determined based on her annual base salary as of December 31, 2007, or $330,000 plus $95,000, her highest annual bonus payment during the prior three years (annualized). For Mr. Nadeau, it is calculated based on his annual base salary of $450,000. Ms. Tomasso’s severance is calculated based on her annual base salary as of December 31, 2007, or $465,000, plus $204,716, her highest annual bonus payment during the prior three years. For Mr. Gaul, severance is calculated based on his annual base salary as of December 31, 2007 of $375,000, plus $131,018, his highest bonus payment during the prior three years.

(2) Amount is calculated based on our annual COBRA cost for each executive officer as of December 31, 2007, or $15,962 for both Ms. Tomasso and Mr. Gaul. Neither Mr. Nadeau nor Ms. Pangelinan participated in the Sunrise health benefit program during 2007.

(3) Represents the acceleration of 88,573 shares of unvested restricted stock as of December 31, 2007 for Mr. Nadeau. Mr. Nadeau is also entitled to acceleration upon a change in control within six months of his grant date of November 13, 2007. For Ms. Tomasso, the amount represents the acceleration in full of 102,642 shares of unvested restricted stock and 744 supplemental units (pursuant to our Bonus Deferral Program) outstanding as of December 31, 2007. For Mr. Gaul, the amount represents the acceleration in full of 35,058 shares of unvested restricted stock. In addition to a change in control covered by the senior executive severance plan, each executive officer would also be entitled to the equity acceleration upon termination due to death or disability, termination by the Company other than for cause or termination by the executive officer for good reason, as discussed above.

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

Mr. Gaul — LTIC Bonus Plan Interest

In addition, Mr. Gaul would become 100% vested in his 4% LTIC Bonus Plan interest upon (a) his termination from employment by reason of death, disability, normal retirement or in connection with a change of control of Sunrise (as defined in the LTIC Bonus Plan) or (b) his termination from employment without cause (as defined in the LTIC Bonus Plan).

For purposes of the LTIC Bonus Plan, the terms below have the following meanings:

•	“change in control” is defined generally to mean:

°	any person, other than Paul J. Klaassen, Teresa M. Klaassen or their respective affiliates, associates or estates, becoming the beneficial owner, directly or indirectly, of securities of the Company representing 40% or more of the combined voting power of the Company’s then outstanding securities;

°	during any two-year period, individuals who at the beginning of such period constitute the Board (including, for this purpose, any director who after the beginning of such period filled a vacancy on the Board caused by the resignation, mandatory retirement, death, or disability of a director and whose election or appointment was approved by a vote of at least two-thirds of the directors then in office who were directors at the beginning of such period) cease for any reason to constitute a majority thereof;

°	notwithstanding the first or fifth bullet below, the Company consummates a merger or consolidation of the Company with or into another corporation, the result of which is that the persons who were stockholders of the Company at the time of the execution of the agreement to merge or consolidate own less than 50% of the total equity of the corporation surviving or resulting from the merger or consolidation or of a corporation owning, directly or indirectly, 100% of the total equity of such surviving or resulting corporation;

°	the sale in one or a series of transactions of all or substantially all of the assets of the Company;

°	any person, other than Paul J. Klaassen, Teresa M. Klaassen or their respective affiliates, associates or estates, has commenced a tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of securities of the Company representing 40% or more of the combined voting power of the Company’s then outstanding securities, unless the Board has made a determination that such action does not constitute and will not constitute a material change in the persons having control of the Company;

°	the consummation by the Company or a subsidiary of a merger (including a triangular merger involving a subsidiary) or other business combination transaction in which the Company issues equity securities representing 50% or more of its then outstanding common stock in such merger or other transaction; or

°	there is a change of control in the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, other than in circumstances specifically covered above.

•	“good reason” is generally defined to mean:

°	a reduction in a Participant’s base salary unless comparable adjustments are made for all officers and significant employees of the Company and subsidiaries;

°	a material reduction in a Participant’s duties, responsibilities or authority, unless such reduction is for Cause (as defined below), provided, however, that such material reduction will not be considered to have occurred as long as a participant is an executive officer of the Company with substantial responsibilities in the operation of the Company; or

°	relocation of the principal place of a participant’s performance of the services contemplated by his or her position (the “Original Location”) to an area more than 50 miles from the Original Location; provided, however, if the participant agrees to relocate, the new location shall become the Original Location for purposes of the LTIC Bonus Plan and the related bonus agreement.

•	“cause” is generally defined to mean, as determined by the Board:

°	fraud or theft against the Company or a subsidiary or conviction (no longer subject to appeal) for a felony offense;

°	conviction (no longer subject to appeal) for a criminal offense involving moral turpitude;

°	compromising trade secrets or other proprietary information of the Company, a subsidiary, or the PRICOA/Sunrise JVs that would result in material harm to the Company, a subsidiary, or the PRICOA/Sunrise JVs;

°	willful or repeated failure or refusal to perform material assigned duties that would result in material harm to the Company, a subsidiary, or the PRICOA/Sunrise JVs; or

°	gross or willful misconduct that causes substantial and material harm to the business and operations of the Company, a subsidiary, or the PRICOA/Sunrise JVs.

•	“normal retirement” generally means:

°	termination of employment after attainment of age 65. However, the Compensation Committee with respect to executive officers and the Administrative Committee with respect to non-executive officers, within their discretion, may determine that a Participant who terminates employment prior to age 65 has terminated by virtue of normal retirement.

Messrs. Rush and Newell

In April 2008, Mr. Rush was paid approximately $50,558, representing the vested portion of his deferral account in the Sunrise DCP.

Mr. Newell separated from the Company on December 19, 2007. Options for 221,272 shares held by him at the time of his separation were exercised on March 3, 2008. Of the remaining options for 240,000 shares held by him at the time of his separation, 140,000 were exercised on March 19, 2008 and the remaining 100,000 expired in accordance with their terms. 128,000 shares of unvested restricted stock held by him at the time of his separation vested upon his separation from the Company. Based on the closing price of our common stock on the vesting date of $27.50 per share, the net value realized upon acceleration of vesting of these shares was approximately

$3.5 million. In June 2008, Mr. Newell was paid approximately $302,165, representing the vested portion of his deferral account in the Sunrise DCP.

Compensation Committee Interlocks and Insider Participation

During 2007, Mr. Klaassen served as a director of the U.S. Chamber of Commerce and Mr. Donohue, president and chief executive of the U.S. Chamber of Commerce, served as Chairman of the Company’s Compensation Committee.

Director Compensation

Sunrise directors who are also employees of the Company receive no additional compensation for serving on the board of directors or its committees. For 2007, our non-employee directors received the following cash compensation for their services:

Annual Retainer	$75,000	*
Audit, Compensation and Nominating and Corporate Governance Committee Meeting Fees (telephonic and in-person)	$1,000
Committee Chair Annual Retainer:
Audit Committee	$20,000
Compensation Committee	$5,000
Nominating and Corporate Governance Committee	$5,000
Fee for serving on Special Independent Committee	$50,000

* In prior years, non-employee directors received annual stock option grants of 10,000 shares of our common stock, which vested in full on the date of grant. In 2007, the annual retainer was increased from $25,000 to $75,000 instead of the annual stock option grant.

New directors in 2007 also received a $100,000 fee upon becoming directors.

In addition, non-employee directors are reimbursed for reasonable expenses incurred in attending meetings of the board of directors.

For information regarding 2007 compensation paid to Mr. Klaassen, our Chief Executive Officer, refer to the Summary Compensation Table above. For information regarding 2007 compensation paid to Ms. Klaassen, refer to Item 13 to this Form 10-K.

DIRECTOR COMPENSATION

						Change in
						Pension
						Value and
					Non-Equity	Nonqualified
	Fees				Incentive	Deferred
	Earned or	Stock	Option		Plan	Compensation	All Other
	Paid in	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	Cash ($)	($)	($)(1)		($)	($)	($)	($)

Ronald V. Aprahamian	$124,000	$—	$443,600	(2)	$—	$—	$—	$567,600
Craig R. Callen(3)	105,000	—	—		—	—	—	105,000
Thomas J. Donohue	104,000	—	—		—	—	—	104,000
J. Douglas Holladay	85,000	—	—		—	—	—	85,000
William G. Little	135,000	—	—		—	—	—	135,000
Lynn Krominga(4)	185,000	—	—		—	—	—	185,000
Stephen D. Harlan(5)	246,000	—	—		—	—	—	246,000

(1) As of December 31, 2007, the outstanding options held by each non-management director, all of which are fully vested, were as follows:

Ronald V. Aprahamian	188,000
Craig Callen	132,000
Thomas Donohue	158,000
J. Douglas Holladay	76,000
William G. Little	40,000

(2) In 2007, the Compensation Committee extended the expiration date of an option for 20,000 shares held by Mr. Aprahamian from May 2, 2007 through the date that is 30 days after the Company is current in all of its SEC filings. The exercise price of the options is $12.19 per share.

(3) Mr. Callen resigned as a director on May 22, 2008.

(4) Ms. Krominga became a director on September 5, 2007 and became non-executive Chair of the Board on March 16, 2008. Effective as of the next annual stockholders meeting expected to occur in November 2008, Ms. Krominga will become the Lead Independent Director of the Board, while Mr. Klaassen will serve as the non-executive Chair of the Board.

(5) Mr. Harlan became a director on June 20, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned By Management

The following table sets forth certain information with respect to beneficial ownership of common stock of Sunrise as of June 30, 2008 by (i) each director, (ii) each named executive officer of Sunrise and (iii) all current executive officers and directors of Sunrise as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common Stock
Name and Position(s) with Sunrise	Ownership(1)	Outstanding

Paul J. Klaassen(2) Chief Executive Officer and Director	5,943,852	11.5%
Teresa M. Klaassen(2) Chief Cultural Officer and Director	5,943,852	11.5%
Thomas B. Newell(3) President	362,272	*
Tiffany L. Tomasso(4) Chief Operating Officer	293,623	*
Richard J. Nadeau(5) Chief Financial Officer	142,967	*
Julie A. Pangelinan(6) Chief Accounting Officer	0	*
Bradley B. Rush(7) Chief Financial Officer	0	*
Michael B. Lanahan(8) Chairman of Greystone	37,926	*
John F. Gaul(9) General Counsel	145,197	*
Lynn Krominga(10) Chair of the Board	0	*
Ronald V. Aprahamian(11) Director	190,000	*
Thomas J. Donohue(12) Director	199,510	*
Stephen D. Harlan(13) Director	0	*
J. Douglas Holladay(14) Director	76,000	*
William G. Little(15) Director	62,000	*
Mark S. Ordan(16) Director and Chief Investment and Administrative Officer	164,383	*
All current executive officers and directors as a group (13 persons)(17)	7,255,458	13.8%

*	Less than one percent.

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

(2)	Represents 5,071,494 shares held jointly by the Klaassens, as tenants by the entirety, 51,212 shares held directly by Mr. Klaassen, 700,000 shares issuable upon exercise of stock options held by Mr. Klaassen that are exercisable within 60 days of June 30, 2008 and 121,146 shares held by The Klaassen Family Private Foundation. Of the 5,071,494 shares held jointly by the Klaassens, 1,500,000 shares are pledged to the counterparty of a prepaid variable forward contract relating to the forward sale of up to 1,500,000 shares of common stock in five tranches. See “Principal Holders of Voting Securities.” On July 15, 2008, Mr. Klaassen resigned as our chief executive officer effective at the next annual meeting of stockholders expected to take place in November 2008. At that time, he will become our non-executive Chair of the Board.

(3)	Represents 362,272 shares held directly. The date of Mr. Newell’s separation as the Company’s President was December 19, 2007.

(4)	Represents 12,259 shares held directly, 102,642 shares of restricted stock, 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008 and 3,722 restricted stock units that are exercisable within 60 days of June 30, 2008.

(5)	Represents 88,573 shares of restricted stock and 54,394 shares issuable upon the exercise of stock options that are exerciseable within 60 days of June 30, 2008. Mr. Nadeau became the Company’s Chief Financial Officer on September 6, 2007.

(6)	Ms. Pangelinan served as the Company’s Acting Chief Financial Officer from April 23, 2007 through September 5, 2007. She continues to serve as the Company’s Chief Accounting Officer, a position she has held since April 2006.

(7)	Mr. Rush’s employment terminated on May 2, 2007.

(8)	Represents 37,000 shares of restricted stock and 926 shares of common stock held directly.

(9)	Represents 35,058 shares of restricted stock, 139 shares of common stock held directly and 110,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008.

(10)	Ms. Krominga became a director of Sunrise on September 5, 2007 and became Chair of the Board on March 16, 2008. She will become lead independent director effective at our next annual meeting of stockholders expected to take place in November 2008.

(11)	Represents 188,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008 and 2,000 shares which Mr. Aprahamian has the power to vote and the power to dispose of as trustee.

(12)	Represents 158,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008 and 41,510 shares of common stock held directly.

(13)	Mr. Harlan became a director of Sunrise on June 20, 2007.

(14)	Represents 76,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008.

(15)	Represents 22,000 shares held directly and 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008.

(16)	Represents 164,383 shares of restricted stock. Mr. Ordan will become our chief executive officer at our next annual meeting of stockholders expected to take place in November 2008.

(17)	Includes 1,501,394 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2008 and 3,722 restricted stock units that are exercisable within 60 days of June 30, 2008.

Principal Holders of Voting Securities

The following table sets forth information as of June 30, 2008 with respect to the ownership of shares of Sunrise common stock by each person believed by management to be the beneficial owner of more than 5% of Sunrise’s outstanding common stock. The information is based on the most recent Schedule 13G filed with the SEC on behalf of such persons or other information made available to Sunrise. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

	Amount and	Percent of
	Nature of	Common
Name and Address of	Beneficial	Stock
Beneficial Owner	Ownership	Outstanding

Paul J. and Teresa M. Klaasen(1)	5,943,852	11.5%
7902 Westpark Drive McLean, VA 22102
Earnest Partners, LLC(2)	3,504,501	6.9%
Fourteenth Street, Suite 2300 Atlanta, GA 30309
T. Rowe Price Associates, Inc. and T. Rowe Price Small- Cap Stock Fund, Inc.(3)	4,397,600	8.6%
100 E. Pratt Street Baltimore, MD 21202
Scoggin Capital Management, L.P. II(4)	2,825,000	5.5%
Scoggin, LLC Craig Effron Curtis Schenker
660 Madison Avenue New York, NY 10021
Scoggin International Fund, Ltd.
c/o Swiss Financial Services (Bahamas) Ltd. One Montague Place, 4th Floor East Bay Street P.O. Box EE-17758 Nassau, Bahamas
Scoggin Worldwide Fund, Ltd.
c/o Q&H Corporate Services, Ltd. 3rd Floor, Harbor Centre P.O. Box 1348 George Town, Grand Cayman, Cayman Islands
Wesley Capital Management, LLC(5)	2,824,076	5.5%
Arthur Wrubel John Khoury
717 5th Avenue, 14th Floor New York, NY 10022
High Rise Partners II, L.P.(6)	2,777,944	5.4%
High Rise Institutional Partners, L.P. Cedar Bridge Realty Fund, L.P. Cedar Bridge Institutional Fund, L.P. High Rise Capital Advisors, L.L.C. Bridge Realty Advisors, L.L.C.
David O’Conner Charles Fitzgerald
535 Madison Avenue, 27th Floor New York, NY 10022
Weiss Multi-Strategy Advisers LLC(7)	2,600,000	5.1%
George A. Weiss Frederick E. Doucette III
One State Street, 20th Floor Hartford, CT 06103

(1)	Based on the Schedule 13G/A dated February 13, 2008 of the reporting persons, the reporting persons have shared voting power over the entire number of such shares and shared dispositive power with respect to 4,443,852 of such shares.

(2)	The Schedule 13G/A dated January 30, 2008 of Earnest Partners, LLC states that it has sole power to vote 1,088,067 shares of Sunrise common stock, shared voting power with respect to 1,051,234 shares of Sunrise common stock and sole dispositive power with respect to 3,504,501 shares of Sunrise common stock.

(3)	The Schedule 13G/A dated February 14, 2008 of T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Stock Fund, Inc. states that (a) T. Rowe Price Associates, Inc. has sole voting power with respect to 439,000 shares of Sunrise common stock and sole dispositive power with respect to 4,397,600 shares of Sunrise common stock and (b) T. Rowe Price Small-Cap Stock Fund, Inc. has sole voting power with respect to 2,639,600 shares of Sunrise common stock. T. Rowe Price Associates, Inc. states in its Schedule 13G/A that the filing of the Schedule 13G/A shall not be construed as an admission that it is the beneficial owner of the securities referred to, which beneficial ownership is expressly denied by T. Rowe Price Associates, Inc.

(4)	The Schedule 13G/A dated February 12, 2008 states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power

Scoggin Capital
Management, L.P. II	1,000,000	—	1,000,000	—
Scoggin, LLC	1,495,000	330,000	1,495,000	330,000
Craig Effron	—	2,825,000	—	2,825,000
Curtis Schenker	—	2,825,000	—	2,825,000
Scoggin International Fund, Ltd.	1,300,000	—	1,300,000	—
Scoggin Worldwide Fund, Ltd.	195,000	—	195,000	—

(5)	The Schedule 13G/A dated February 13, 2008 of Wesley Capital Management, LLC, Mr. Arthur Wrubel and Mr. John Khoury states that they each have shared power to vote and to dispose of 2,824,076 shares of Sunrise common stock.

(6)	The Schedule 13G dated April 3, 2008 states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power

High Rise Partners II, L.P.	—	1,501,354	—	1,501,354
High Rise Institutional Partners, L.P.	—	964,400	—	964,400
Cedar Bridge Realty Fund, L.P.	—	167,590	—	167,590
Cedar Bridge Institutional Fund, L.P.	—	144,600	—	144,600
High Rise Capital Advisors, L.L.C.	—	2,777,944	—	2,777,944
Bridge Realty Advisors, LLC	—	312,190	—	312,190
David O’Conner	—	2,777,944	—	2,777,944
Chares Fitzgerald	—	2,777,944	—	2,777,944

(7)	The Schedule 13G dated April 17, 2008 states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power*	Dispositive Power	Power*

Weiss Multi-Strategy Advisers LLC	—	1,809,622	—	1,809,622
George A. Weiss	—	1,809,622	—	1,809,622
Frederick E. Doucette III	—	1,809,622	—	1,809,622

*	The reporting persons disclaim beneficial ownership of the shares except to the extent of their pecuniary interest.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2007 for all equity compensation plans previously approved by our stockholders and all equity compensation plans not previously approved by our stockholders:

•	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

•	The weighted-average exercise price of such outstanding options, warrants and rights; and

•	Other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of			Number of Securities
	Securities to be		Weighted	Remaining Available
	Issued Upon		Average Exercise	for Future Issuance
	Exercise of		Price of	Under Equity
	Outstanding		Outstanding	Compensation Plans
	Options,		Options,	(Excluding
	Warrants		Warrants and	Securities Reflected
Plan Category	and Rights		Rights	in Column(A))
	(A)		(B)	(C)

Equity compensation plans approved by stockholders(1)	3,372,763	(2)	$14.86	2,133,243	(3)
Equity compensation plans not approved by stockholders(4)	219,027		$11.40	93,942

Total	3,591,790		$14.64	2,227,185

(1)	Consists of the Sunrise Senior Living, Inc. 1995 Stock Option Plan, as amended, 1997 Stock Option Plan, as amended, 1998 Stock Option Plan, as amended, 1999 Stock Option Plan, as amended, 2000 Stock Option Plan, as amended, 2001 Stock Option Plan, as amended, 2002 Stock Option and Restricted Stock Plan, as amended, 2003 Stock Option and Restricted Stock Plan, as amended, Employee Stock Purchase Plan, as amended, and options to purchase up to 100,000 shares of Sunrise common stock under the 1996 Directors’ Option Plan, as amended.

(2)	Includes 37,953 restricted stock units. The weighted-average exercise price in column (B) does not take these restricted stock units into account.

(3)	Includes 1,303,044 shares available for issuance under the Sunrise Employee Stock Purchase Plan, as amended and 830,199 available for issuance under the stock option plans.

(4)	Consists of Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, and options to purchase 50,000 shares of Sunrise common stock under a 1997 amendment to the 1996 Directors’ Option Plan, which amendment was not approved by Sunrise’s stockholders. We refer to Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, in this Form 10-K as the 1996 Non-Incentive Plan, and Sunrise’s 1996 Directors’ Stock Option Plan, as amended, in this Form 10-K as the 1996 Director Plan.

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

Prior to April 2005, Sunrise managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility to SSLF under an informal arrangement. Effective April 2005, Sunrise entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. Under the contract, Sunrise receives a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility, and is to be paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which Sunrise estimates to be its cost of managing this property. In addition, Sunrise agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan is required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no such loans made by Sunrise in 2007 or the first six months of 2008. Either party may terminate the management agreement upon 60 days’ notice. Rent paid by Sunrise for use of the Conference Facility for management, staff and corporate events during 2007 and the first six months of 2008 totaled approximately $0.1 million and $10,000, respectively. Under the management agreement, Sunrise earned management fees of approximately $6,200 for 2007 and $3,000 for the first six months of 2008, respectively. The amounts for the first two quarters of 2007 were paid to Sunrise in July 2007. The remaining amounts for the third and fourth quarter of 2007 and all amounts in 2008 were paid monthly. The five employees (and four part-time summer employees) who currently manage the Conference Facility are employed by Sunrise. Salary and benefits for these individuals, which are reimbursed by SSLF, totaled approximately $0.3 million and $0.1 million in 2007 and the first six months of 2008, respectively. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for Sunrise and non-Sunrise employees, is located in the same building complex as Sunrise’s corporate headquarters. The day care center subleases space from Sunrise under a sublease that commenced in April 2004 and expires September 30, 2013. The sublease payments, which equal the payments Sunrise is required to make under its lease with its landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $90,000 in sublease payments in 2007 under the April 2004 sublease. In January 2007, Sunrise leased additional space from its landlord and in February 2007 Sunrise and the day care center modified the terms of the day care center’s sublease to include this additional space. Rent for the additional space, payable beginning July 19, 2007, is $8,272 per month (subject to increase as provided in the sublease), which equals the payments Sunrise is required to make under its lease with its landlord for this additional space. Rent for the additional space for the period July 19, 2007 to December 2007 totaling approximately $45,000 was paid in December 2007. Monthly rental payments are $16,104 per month for 2008 on a combined space basis under the modified lease. The aggregate dollar amount of the scheduled sublease payments beginning February 1, 2008 through the remaining term of the modified sublease is approximately $1.2 million.

Fairfax Community Ground Lease

Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. The amended ground lease provided for monthly rent of $12,926 when signed in 2003, and is adjusted annually based on the consumer price index. Annual rent expense paid by Sunrise under this lease was approximately $173,000 for 2007. Rent expense for 2008 is approximately $181,000. The aggregate dollar amount of the scheduled lease payments through the remaining term of the lease is approximately $13.0 million.

Corporate Use of Residence

In June 1994, the Klaassens transferred to Sunrise property, which included a residence and a Sunrise community, in connection with a financing transaction. In connection with the transfer of the property, Sunrise agreed to lease back the residence to the Klaassens under a 99-year ground lease. The rent was $1.00 per month. Under the lease, the Klaassens were responsible for repairs, real estate taxes, utilities and property insurance for the residence. For approximately the past 12 years, the Klaassens have permitted the residence to be used by Sunrise for business purposes, including holding meetings and housing out of town employees. In connection with its use of the residence, Sunrise has paid the real estate taxes, utilities and insurance for the property and other expenses associated with the business use of the property, including property maintenance and management services, which expenses totaled approximately $28,000 in 2007. In December 2007, the Klaassens terminated their 99-year ground lease for no consideration.

Purchase of Condominium Unit

In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which the Company owns a 30% equity interest and with which the Company has entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen has agreed to purchase for his parents a residential condominium unit at the Fox Hill project that the joint venture is currently developing. The purchase price of the condominium was approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of $134,000. All residents will be assessed a monthly fee of approximately $4,000 per month for various basic amenities and services that will be offered at the project.

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

For approximately 13 years, Sunrise has contracted with SEI to provide mystery shopping services for Sunrise. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2007, Sunrise paid SEI approximately $503,000 for mystery shopping services for approximately 435 communities. The SEI contract is terminable upon 12 months’ notice. In August 2007, Sunrise gave SEI written notice of the termination of SEI’s contract, effective August 2008. Through August 2008, Sunrise expects to pay SEI approximately $350,000 under SEI’s contract.

Compensation to Teresa Klaassen

Teresa Klaassen, a director, also serves as Sunrise’s Chief Cultural Officer. For 2007, Ms. Klaassen received in her capacity as Sunrise’s Chief Cultural Officer a salary of $100,000 and the use of a Company-owned automobile until April 2007. We estimate the incremental cost to the Company of the personal use of the automobile to be approximately $12,300, which equals the amount of the automobile insurance premium paid in 2007, repair costs and the depreciation expense recorded in the Company’s 2007 financial statements for the automobile. For information regarding personal use of company aircraft by Mr. and Mrs. Klaassen during 2007, see the Summary Compensation Table above under “All Other Compensation.”

Greystone Earnout Payments

In May 2005, Sunrise acquired Greystone. Pursuant to the terms of the Purchase Agreement, Sunrise paid $45 million in cash, plus approximately $1 million in transaction costs, to acquire all of the outstanding securities of Greystone. Sunrise also agreed to pay up to an additional $7.5 million in purchase price if Greystone met certain performance milestones in 2005, 2006 and 2007. The earnout was $5 million based on 2005 and 2006 results, which we paid in April 2007. Mr. Lanahan’s share of such earnout payment as a former owner of Greystone was approximately $1.5 million. The remaining $2.5 million earnout is based on Greystone’s 2007 results, and was paid on April 22, 2008. Mr. Lanahan’s share of that payment was approximately $341,000.

Purchase of Aircraft Interest by Mr. Klaassen

In July 2008, Mr. Klaassen purchased from the Company one of the four fractional interests in private aircrafts owned by the Company. The purchase price for such interest was approximately $266,000, which represents the current market value of the interest as furnished to the Company by independent appraisers. The purchase of the fractional interest was approved by the Company’s Audit Committee of the Board of Directors.

Review, Approval or Ratification of Transactions with Related Persons

In April and May 2005, the members of our Audit Committee and the disinterested members of our Board of Directors conducted a review of the then-existing related party transactions between Sunrise and SSLF and its subsidiaries and the related party transactions with the Klaassens described under “Fairfax Community Ground Lease” and “Corporate Use of Residence” above. In May 2005, the Audit Committee recommended and the disinterested members of our Board of Directors approved, ratified and confirmed these transactions. In taking these actions, the Audit Committee and the disinterested members of the Board took into account, among other things, that the relationship between Sunrise and SSLF had existed since 1986 and the Company’s belief that its support of SSLF and its activities was beneficial to the Company’s image and constituencies important to Sunrise. The Audit Committee also recommended and the disinterested directors of the Board directed by resolution that any material changes or modifications to such transactions or any new arrangements between Sunrise and SSLF or Sunrise and the Klaassens be submitted to the Audit Committee or the Board for approval. These procedures were not followed in 2007 with respect to the modification of the day care sublease, the payment of a portion of the former employee’s salary attributable to serving as the director of the schools operated by SSLF or the modification to the purchase contract for the condominium unit. The members of the Audit Committee and the disinterested members of Sunrise’s Board of Directors were made aware of the SEI contract in December 2007. The Compensation Committee annually approves the compensation for Ms. Klaassen.

On May 5, 2008, the Board of Directors adopted a written related party transaction policy and written related party transaction procedures under which all Related Party Transactions, regardless of amount, are subject to the prior review and approval by the Board of Directors (acting through the Governance and Compliance Committee or the disinterested members of the Board of Directors). Under the written policy and procedures, a “Related Party Transaction” is:

•	any transaction, regardless of amount, in which (1) the Company or any of its subsidiaries is or will be a participant and (2) any related party (which includes, without limitation, directors, director nominees, executive officers, greater than 5% stockholders and any of their respective immediate family members) has or will have a direct or indirect material interest, and

•	any amendment or modification to an existing Related Party Transaction (regardless of whether it had previously been approved under the written policy and procedures).

Under the written policy and procedures, the directors and executive officers of the Company are responsible for identifying and reporting potential Related Party Transactions. If any director or executive officer becomes aware of any transaction or arrangement that has taken place, may be taking place or may be about to take place involving the Company and any related party, such person must immediately bring the matter to the attention of the chair of the Governance and Compliance Committee. The chair of the Governance and Compliance Committee will review the information compiled by the Company’s compliance officer regarding the Related Party Transaction (including, to the extent reasonably available, information regarding the business rationale, the nature of the related party’s interests, the dollar value of the transaction, the availability of other sources of comparable products or services, the comparability of the terms to those available from unrelated third parties and other material facts).

Each proposed Related Party Transaction and any Related Party Transaction that has not been approved or ratified under the written policy and procedures is then submitted to the Governance and Compliance Committee for its review and approval or ratification. The chair of the Governance and Compliance Committee (or the committee itself) may instead submit the Related Party Transaction for review, approval and/or ratification by all of the disinterested members of the Board of Directors. The Governance and Compliance Committee (or the disinterested members of the Board of Directors) will then meet, in person or by telephone, to review and discuss the proposed transaction (the Governance and Compliance Committee also can decide to consider the Related Party Transaction without holding a meeting).

All Related Party Transactions must be approved or ratified by either the Governance and Compliance Committee or the disinterested members of the Board of Directors. Under the written policy and procedures, the Governance and Compliance Committee may approve a Related Party Transaction only if it determines that, based on all of the information presented, the Related Party Transaction is in the best interest of the Company. If, instead, the Related Party Transaction is considered by the disinterested members of the Board of Directors, the affirmative vote of at least a majority of the disinterested members of the Board of Directors is necessary to approve the Related Party Transaction. When a Related Party Transaction involves a director, that director must abstain from voting on the Related Party Transaction, but may, if requested, participate in a portion of the discussion to answer questions or provide additional information.

The following types of transactions have been pre-approved under the written policy and procedures and are, therefore, exempt from the written policy and procedures (unless otherwise noted):

•	executive officer compensation arrangements that are approved by the Board or the Compensation Committee of the Board and director compensation paid for services as a director;

•	transactions where the related party’s interest arises solely from the ownership of the Company’s common stock and all holders of common stock receive the same benefit on a pro rata basis;

•	ordinary course travel and expenses, advances and reimbursements;

•	indemnification arrangements under the Company’s charter or bylaws, or under agreements to which the Company is a party;

•	previously approved or disclosed Related Party Transactions that were in existence as of May 6, 2008, the date the written policy and procedures were approved and adopted. However, these Related Party Transactions remain subject to the annual review process mentioned above, and any amendments or modifications would be subject to approval under the written policy and procedures;

•	transactions with entities in which the Company has an investment and for which a related party serves as director or executive officer at the request of the Company; and

•	dues paid by the Company for membership in the U.S. Chamber of Commerce or any of its affiliates.

The written policy and procedures provide that all Related Party Transactions are to be disclosed in the Company’s applicable filings under the rules and regulations of the SEC and the NYSE.

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

Annual Independence Review

Under corporate governance guidelines adopted by the Company’s Board of Directors, the nominating committee annually assesses the directors’ qualifications as independent. This review is designed to determine whether the non-management directors are independent as defined in the NYSE listing standards. In November 2007, the Company’s Board of Directors, upon the recommendation of the then nominating and corporate governance committee, determined that seven of the Company’s then total of nine directors met the criteria for independence as set forth in the NYSE listing standards. The independent directors are: Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, Stephen D. Harlan, J. Douglas Holladay, Lynn Krominga and William G. Little.

Mr. Callen served as senior vice president, strategic planning and business development at Aetna, Inc. from May 2004 through November 9, 2007. Aetna Healthcare, a subsidiary of Aetna, Inc., is Sunrise’s health plan administrator, dental plan administrator, health benefit stop-loss insurance carrier and long-term care insurance provider. Sunrise had selected Aetna as its health plan administrator prior to Mr. Callen joining Aetna. The payments made by Sunrise to Aetna Healthcare for property and services are less than 2% of Aetna’s consolidated gross revenues. The Board of Directors determined that no material relationship existed between Mr. Callen and Sunrise as a result of this relationship.

Paul J. Klaassen is not considered independent because he serves as the Company’s Chief Executive Officer. Teresa M. Klaassen is not considered independent because she is employed as the Company’s Chief Cultural Officer.

Mr. Callen resigned as a director of Sunrise on May 22, 2008. Mr. Callen’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. The Company has previously announced its intention to nominate two new, independent directors for election at the next annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accountant’s Fees

For fiscal years 2007 and 2006, our independent registered public accountants, Ernst & Young LLP, billed us the fees set forth below:

	Fiscal Year Ended
	December 31,
Type of Fee	2007	2006

Audit Fees(1)	$3,274,280	$5,004,450
Audit Related Fees(2)	—	49,650
Tax Fees(3)	1,819,413	174,693
All Other Fees	—	—

Total	$5,093,693	$5,228,793

(1)	Audit fees include audits of consolidated financial statements, Sarbanes-Oxley Section 404 attest services and international statutory audits.

(2)	Audit related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include accounting consultations.

(3)	Tax services principally include tax compliance, tax advice, and tax planning.

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

During 2006, certain changes in the fees for services performed by Ernst & Young LLP did not receive specific formal approval pursuant to the requirements of the audit committee’s written approval policy. The audit committee approved, ratified and confirmed the changes in fees in March 2007. In addition, the audit committee and Ernst & Young LLP concluded that the failure to pre-approve these changes in fees did not affect Ernst & Young LLP’s independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial statements:

* To be filed by amendment as soon as these financial statements become available. See Item 1B, “Unresolved Staff Comments”.

(2) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

(3) Exhibits:

(b) Exhibits.

Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2008.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Paul J. Klaassen	By:	/s/ Richard J. Nadeau
	Paul J. Klaassen, Director and		Richard J. Nadeau, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ Julie A. Pangelinan
Julie A. Pangelinan,
Chief Accounting Officer

DIRECTORS

By:	/s/ Lynn Krominga
Lynn Krominga, Chair of the Board

By:	/s/ Ronald V. Aprahamian
Ronald V. Aprahamian, Director

By:	/s/ Thomas J. Donohue
Thomas J. Donohue, Director

By:	/s/ Stephen D. Harlan
Stephen D. Harlan, Director

By:	/s/ J. Douglas Holladay
J. Douglas Holladay, Director

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Director and Chief Executive Officer

By:	/s/ Teresa M. Klaassen
Teresa M. Klaassen, Director

By:	/s/ William G. Little
William G. Little, Director

By:	/s/ Mark S. Ordan
Mark S. Ordan, Director and Chief Investment and Administrative Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1
2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

3.1	Restated Certificate of Incorporation of Sunrise.	S-1	October 8, 1996	3.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding name change.	10-Q	August 13, 2003	3.1

3.3	Certification of Elimination of the Series C Junior Participation Preferred Stock of Sunrise Senior Living, Inc.	8-K	April 27, 2006	3.1

3.4	Certification of Designation of the Series D Junior Participating Preferred Stock.	8-K	April 21, 2006	3.1

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding increase in authorized shares of common stock.*	N/A	N/A	N/A

3.6	Amended and Restated Bylaws of Sunrise, as amended.	8-K	March 18, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted	10-Q	August 14, 2002	10.1
	Stock Plan.+

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.*+	N/A	N/A	N/A

10.12	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.13	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.16	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

10.17	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.18	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.19	Sunrise Executive Deferred Compensation Plan, effective June 1, 2001.+	10-Q	August 14, 2001	10.14

10.20	Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-Q	August 13, 2003	10.2

10.21	Second Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.20

10.22	Third Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.21

10.23	Fourth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.22

10.24	Fifth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.23

10.25	Greystone Communities Nonqualified Deferred Compensation Plan.*+	N/A	N/A	N/A

10.26	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2

10.27	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.28	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.31	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.32	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.33	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.34	2007 Non-Employee Director Fees and Other Compensation.*+	N/A	N/A	N/A

10.35	2007 Summary of Certain Compensation Arrangements for Named Executive Officers.*+	N/A	N/A	N/A

10.36	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended.	10-Q	May 14, 2002	10.6

10.37	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.38	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.39	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.40	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.41	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.42	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.43	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.44	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.45	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.46	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.47	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.48	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.*	N/A	N/A	N/A

10.49	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc.	10-K	March 27, 2003	10.100

10.50	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc.	10-K	March 27, 2003	10.103

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.51	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC.	10-K	March 27, 2003	10.98

10.52	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc.	10-K	March 27, 2003	10.99

10.53	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.102

10.54	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.104

10.55	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.105

10.56	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.57	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.58	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen.	S-1	March 20, 1996	10.16

10.59	Termination of Lease Agreement by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen, dated as of December 13, 2007.	10-K	March 24, 2008	10.61

10.60	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.61	Stipulated Final Order of the Delaware Court of Chancery, dated September 5, 2007, settling the litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law.	8-K	September 10, 2007	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.62	Stipulated Final Order of the Delaware Court of Chancery, dated October 10, 2007, settling certain litigation filed by SEIU Master Trust regarding Sunrise Senior Living Inc.’s 2007 annual meeting of stockholders.	8-K	October 12, 2007	10.1

10.63	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65

10.64	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.65	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.