Form 10-Q
period 2008-03-31
SUNRISE SENIOR LIVING INC
filed 2008-08-20
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number: 1-16499

SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1746596
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

There were 50,973,087 shares of the Registrant’s common stock outstanding at July 11, 2008.

SUNRISE SENIOR LIVING, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

Explanatory Note

This Form 10-Q for the quarter ended March 31, 2008 was delayed due to the time required to perform a comprehensive accounting review to restate our previously filed financial statements for 2005 and prior years to correct various accounting errors (“Accounting Review”), as well as to complete the independent inquiry conducted by the Special Independent Committee of our Board of Directors (“Special Independent Committee inquiry”). For additional information regarding these matters, please refer to our Form 10-K for the year ended December 31, 2006 filed on March 24, 2008 and the section entitled “Special Independent Committee Inquiry and Accounting Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K filed on July 31, 2008.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
(In thousands, except per share and share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$75,892	$138,212
Accounts receivable, net	69,847	76,909
Income taxes receivable	63,624	63,624
Due from unconsolidated communities, net	72,593	61,854
Deferred income taxes, net	33,567	33,567
Restricted cash	32,965	61,999
Prepaid insurance	9,850	23,720
Prepaid expenses and other current assets	71,350	70,079

Total current assets	429,688	529,964
Property and equipment, net	653,748	656,211
Property and equipment subject to financing, net	—	58,871
Investments in marketable securities	36,000	—
Notes receivable	10,115	9,429
Due from unconsolidated communities	29,329	19,555
Intangible assets, net	80,479	83,769
Goodwill	169,736	169,736
Investments in unconsolidated communities	96,357	97,173
Restricted cash	145,881	165,386
Other assets, net	8,769	8,503

Total assets	$1,660,102	$1,798,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$129,490	$122,541
Outstanding draws on bank credit facility	128,000	100,000
Accounts payable and accrued expenses	235,075	275,362
Due to unconsolidated communities	14,847	37,344
Deferred revenue	9,218	9,285
Entrance fees	34,375	34,512
Self-insurance liabilities	63,508	67,267

Total current liabilities	614,513	646,311
Long-term debt, less current maturities	44,809	31,347
Liabilities related to properties accounted for under the financing method	—	54,317
Investment accounted for under the profit-sharing method	28,903	51,377
Guarantee liabilities	57,543	65,814
Self-insurance liabilities	85,478	74,971
Deferred gains on the sale of real estate and deferred revenues	85,228	74,367
Deferred income tax liabilities	65,842	82,605
Other long-term liabilities, net	116,154	133,717

Total liabilities	1,098,470	1,214,826

Minority interests	14,850	10,208
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,984,370 and 50,556,925 shares issued and outstanding, net of 112,413 and 103,696 treasury shares, at March 31, 2008 and December 31, 2007, respectively	510	506
Additional paid-in capital	456,822	452,640
Retained earnings	78,998	112,123
Accumulated other comprehensive income	10,452	8,294

Total stockholders’ equity	546,782	573,563

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,660,102	$1,798,597

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management and buyout fees	$35,103	$28,781
Professional fees from development, marketing and other	12,308	3,575
Resident fees for consolidated communities	106,217	101,173
Hospice and other ancillary services	26,691	33,810
Reimbursed contract services	252,763	228,548

Total operating revenues	433,082	395,887
Operating expenses:
Development and venture expense	26,289	16,477
Community expense for consolidated communities	77,461	70,403
Hospice and other ancillary services	34,059	36,944
Community lease expense	14,848	14,847
General and administrative	29,958	26,916
Accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	18,490	7,189
Loss on financial guarantees and other contracts	155	1,187
Provision for doubtful accounts	2,230	786
Depreciation and amortization	12,770	14,870
Write-off of abandoned development projects	24,978	828
Reimbursable contract services	250,593	228,548

Total operating expenses	491,831	418,995

Loss from operations	(58,749)	(23,108)
Other non-operating income (expense):
Interest income	1,518	2,276
Interest expense	(1,336)	(4,142)
Unrealized loss on trading securities	(4,000)	—
Other expense	(6,136)	(5,536)

Total other non-operating expense	(9,954)	(7,402)
Gain on the sale and development of real estate and equity interests	10,360	43,741
Sunrise’s share of earnings and return on investment in unconsolidated communities	6,295	3,351
Gain (loss) from investments accounted for under the profit-sharing method	292	(305)
Minority interests	1,868	1,140

(Loss) income before provision for income taxes	(49,888)	17,417
Benefit from (provision for) income taxes	16,763	(9,937)

Net (loss) income	$(33,125)	$7,480

Earnings per share data:
Basic net (loss) income per common share	$(0.66)	$0.15
Diluted net (loss) income per common share	(0.66)	0.15

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
(In thousands)

Operating activities
Net (loss) income	$(33,125)	$7,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) on sale and development of real estate and equity interests	(10,360)	(43,741)
(Gain) loss from investments accounted for under the profit-sharing method	(292)	305
Unrealized loss on trading securities	4,000	—
Sunrise’s share of earnings and return on investment in unconsolidated communities	(6,295)	(3,351)
Loss on financial guarantees and other contracts	155	1,187
Distributions of earnings from unconsolidated communities	7,432	7,354
Minority interest in income/loss of controlled entities	(1,868)	(1,140)
Provision for doubtful accounts	2,230	786
Provision for deferred income taxes	(16,763)	10,635
Depreciation and amortization	12,770	14,870
Amortization of financing costs	277	169
Write-off of abandoned development projects	24,978	828
Stock-based compensation	22	777
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,638	(12,680)
Due from unconsolidated senior living communities	6,837	(3,533)
Prepaid expenses and other current assets	14,942	(2,543)
Other assets	(764)	1,945
Increase (decrease) in:
Accounts payable and accrued expenses	(40,977)	(8,409)
Entrance fees	(137)	(37)
Captive insurance restricted cash	3,725	61
Self-insurance liabilities	6,748	4,801
Guarantee liabilities	(8,654)	(433)
Deferred revenue and gains on the sale of real estate	(1,113)	5,557

Net cash used in operating activities	(31,594)	(19,112)

Investing activities
Capital expenditures	(36,630)	(37,100)
Dispositions of property	13,621	84,639
Change in restricted cash	44,814	7,685
Purchases of short-term investments	(102,800)	(102,425)
Proceeds from short-term investments	62,800	102,425
Increase in investments and notes receivable	(88,038)	(57,570)
Proceeds from investments and notes receivable	25,431	56,087
Investments in unconsolidated communities	(9,829)	(7,261)
Distributions of capital from unconsolidated communities	176	13

Net cash (used in) provided by investing activities	(90,455)	46,493

Financing activities
Net proceeds from exercised options	4,164	—
Additional borrowings of long-term debt	61,542	7,119
Repayment of long-term debt	(12,487)	(43,182)
Contribution from minority interests	6,874	250
Distributions to minority interest	(364)	(300)

Net cash provided by (used in) in financing activities	59,729	(36,113)

Net decrease in cash and cash equivalents	(62,320)	(8,732)
Cash and cash equivalents at beginning of period	138,212	81,990

Cash and cash equivalents at end of period	$75,892	$73,258

See accompanying notes

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	Fair Value Measurements

We adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

At March 31, 2008, we held investments in auction rate securities with a face amount of $40.0 million. These securities are backed by student loans issued with interest rates ranging from 4.24% to 6.32%. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading and carry them at fair value. The fair value of the securities at March 31, 2008 was determined to be $36.0 million and we recorded an unrealized loss of $4.0 million for the three months ended March 31, 2008.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumption of pricing by secondary market participants, including assumptions about risk.

3.	Sales of Real Estate

During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that required us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a pre-tax gain on sale of approximately $6.7 million in the first quarter of 2008 and received cash of approximately $5.4 million.

In December 2007, we sold a majority membership interest in an entity which owned an operating community. In conjunction with the sale, the buyer had the option to put its interests and shares back to us if certain conditions were not met by June 2008. If the conditions were met prior to June 2008, the buyer’s put option would be extinguished. As of December 31, 2007, the conditions were not met. Due to the existence of the put option that allowed the buyer to compel us to repurchase the property, we applied the financing method of accounting. The total property and equipment subject to financing, net, was $58.9 million and the liability relating to properties subject to

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

the financing method was $54.3 million at December 31, 2007. In February 2008, the required conditions were met, the buyer’s put option was extinguished and sale accounting was achieved. In connection with the sale, we also provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million will be initially deferred and then recognized using the basis of performance of services method. $1.6 million of the gain was recognized in the first quarter of 2008.

4.	Abandoned Development Projects

In the first quarter of 2008, we suspended the development of three condominium projects and we recorded pre-tax charges totaling approximately $22.3 million.

5.	Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Outstanding draws on Bank Credit Facility	$128,000	$100,000
Mortgages, notes payable and other	150,036	129,294
Variable interest entity debt	24,263	24,594

	302,299	253,888
Current maturities	(257,490)	(222,541)

	$44,809	$31,347

Bank Credit Facility

Our Bank Credit Facility has an initial term of four years and matures on December 2, 2009, unless extended for an additional one-year period upon satisfaction of certain conditions. The letters of credit under our Bank Credit Facility expire within one year. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

During 2007, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited financial statements to the lenders. There were $128.0 million of outstanding borrowings and $27.4 million of letters of credit outstanding under our Bank Credit Facility at March 31, 2008.

On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to our Bank Credit Facility. These amendments, among other things:

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount was $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments, of which $1.1 million was recorded during the three months ended March 31, 2008.

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

As of March 31, 2008, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending on September 30, 2008.

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

Mortgages and Notes Payable

As of March 31, 2008, we consolidated debt of $24.3 million related to two communities held in a venture which we consider to be variable interest entities.

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($129.5 million) have been classified as current liabilities as of March 31, 2008.

6.	Stock-Based Compensation

On March 19, 2008, we granted an executive non-qualified stock options to purchase 240,000 shares of common stock at a price of $18.25 and 164,383 shares of restricted stock. The options and restricted stock vest 20% per year beginning in 2009. Also in the first quarter of 2008, a former executive exercised stock options and received 361,272 shares of common stock and another former employee vested in 25,168 shares of restricted stock.

7.	Commitments and Contingencies

Guarantees

In conjunction with our development ventures, we have provided project completion guarantees to certain venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the sale of certain operating communities to third parties we have guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As guarantees entered into in conjunction with the sale of real estate prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to certain venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under income support guarantees are generally not recoverable.

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at March 31, 2008, and fundings through March 31, 2008 are as follows (in thousands):

		FIN 45 Liability	FAS 5 Liability	Total Liability	Fundings From
	Maximum	for Future	for Future	for Future	January 1, 2008
	Potential Amount	Fundings at	Fundings at	Fundings at	through
	of Future	March 31,	March 31,	March 31,	March 31,
Guarantee Type	Fundings	2008	2008	2008	2008

Debt repayment	$5,284	$710	$—	$710	$—
Operating deficit	Uncapped	1,026	41,281	42,307	5,500
Income support	23,000	905	13,371	14,276	3,154
Other		—	250	250	—

Total		$2,641	$54,902	$57,543	$8,654

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.1 billion at March 31, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2008, the remaining liability under this obligation is $56.6 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Germany Venture

We provided pre-opening and management services to nine communities in Germany at March 31, and June 30, 2008. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through March 31, 2008 we have funded $29.9 million and through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Legal Proceedings

Trinity OIG Investigation and Qui Tam Action

As previously disclosed, on September 14, 2006, we acquired all of the outstanding stock of Trinity Hospice, Inc. (“Trinity”). As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of Trinity. The Company was advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the Federal False Claims Act (“FCA”). In addition to recovery of any Medicare reimbursements previously paid for false claims, an entity found to have submitted false claims under the FCA may be subject to treble damages plus a fine of between $5,500 and $11,000 for each false claim submitted. Trinity has complied with the subpoena and continues to supplement its responses as requested.

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

At March 31, 2008, we had a $6.0 million accrual for possible fines, penalties and damages related to this matter.

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

IRS Audit

The Internal Revenue Service is auditing our federal income tax return for the years ended December 31, 2006 and our federal employment tax returns for 2004, 2005 and 2006. In July 2008, our 2005 federal income tax return audit was settled with the IRS resulting in a tax liability of approximately $0.2 million.

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

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. The cases were consolidated on July 31, 2007. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs filed their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) on June 6, 2008. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and names as defendants the Company, Paul J. Klaassen, Teresa M. Klaassen, Thomas B. Newell, Tiffany L. Tomasso, Larry E. Hulse, Carl G. Adams, Barron Anschutz, and Kenneth J. Abod. The defendants’ motion to dismiss the complaint was filed on August 11, 2008.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file, over the defendants’ objections,

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

an amended consolidated complaint that does not substantially alter the nature of their claims. The amended consolidated complaint was eventually accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed motions to dismiss the amended consolidated complaint on June 16, 2008, and briefing on those motions is continuing. The plaintiffs also have filed a motion to lift the stay on discovery in this derivative suit. The motion has been briefed and is pending.

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

Resolved or Settled Litigation

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

8.	Net (Loss) Income per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007

Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(33,125)	$7,480

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	50,133	49,770
Effect of dilutive securities:
Employee stock options and restricted stock	—	1,707

Denominator for diluted net (loss) income per common share — weighted average shares plus assumed conversions	50,133	51,477

Basic net (loss) income per common share	$(0.66)	$0.15

Diluted net (loss) income per common share	(0.66)	0.15

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 893,077 and 2,000 for the three months ended March 31, 2008 and 2007, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

9.	Information about Sunrise’s Segments

We have four operating segments for which operating results are regularly reviewed by key decision makers; domestic operations, international operations (including Canada), Greystone and Trinity. The domestic, Greystone and international segments develop, acquire, dispose and manage senior living communities. Trinity provides palliative care and support services to terminally ill patients and their families.

Segment results are as follows (in thousands):

	For the Three Months Ended March 31, 2008
	Domestic	Greystone	International	Trinity	Total

Revenues	$396,195	$5,886	$17,934	$13,067	$433,082
Interest income	970	37	495	16	1,518
Interest expense	1,175	—	150	11	1,336
Sunrise’s share of earnings and return on investment in unconsolidated communities	5,673	—	622	—	6,295
Depreciation and amortization	11,515	964	89	202	12,770
Loss before income taxes	(37,266)	(4,265)	(2,847)	(5,510)	(49,888)

	For the Three Months Ended March 31, 2007
	Domestic	Greystone	International	Trinity	Total

Revenues	$364,753	$1,304	$11,711	$18,119	$395,887
Interest income	2,030	34	124	88	2,276
Interest expense	1,729	—	2,409	4	4,142
Sunrise’s share of earnings and return on investment in unconsolidated communities	5,508	—	(2,157)	—	3,351
Depreciation and amortization	13,017	1,173	67	613	14,870
Income (loss) before income taxes	27,300	(6,726)	(4,215)	1,058	17,417

As Greystone’s development contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. However, development costs are expensed as incurred, which results in a net loss for the segment. In the first quarter of 2008 and 2007, we billed and collected $2.9 million and $5.2 million, respectively, of development fees of which $2.9 million and $4.9 million, respectively, was deferred and will be recognized when the contract is completed.

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net (loss) income	$(33,125)	$7,480
Foreign currency translation adjustment	2,246	3,508
Equity interest in investees’ other comprehensive income	(88)	73

Comprehensive (loss) income	$(30,967)	$11,061

11.	Supplemental Cash Flow Information

Interest paid was $3.3 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively. Interest capitalized was $2.3 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Income taxes paid was $0.2 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.

12.	Subsequent Events

Bank Credit Facility

See disclosure regarding changes to our Bank Credit Facility in Note 5.

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

The mortgage loans will become immediately due and payable, and the Lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default including a misrepresentation by the applicable Borrower or the failure of the applicable Borrower to comply with the covenants contained in the mortgage loan documents. The mortgage loans contain various usual and customary covenants, including restrictions on transfers of the facilities and restrictions on transfers of direct or indirect interests in the Borrowers, and obligations regarding the payment of real property taxes, the maintenance of insurance, compliance with laws, maintenance of licenses in effect, use of the facilities only as permitted by the mortgage loan documents, entering into leases and occupancy agreements in accordance with the mortgage loan documents and preparation and delivery to Lender of the reports required by the mortgage loan documents. The mortgage loans are non-recourse to the Borrowers and us, but are subject to usual and customary exceptions to non-recourse liability for damage suffered by Lender for certain acts, including misapplication of rents, security deposits, insurance proceeds and condemnation awards, failure to comply with obligations relating to delivery of books, records and financial and other reports of Borrower, and fraud or material misrepresentation. The mortgage loans are full recourse to the Borrower and us in the event of a Borrower’s acquisition of any property or operation of any business not permitted by the terms of the applicable mortgage or in the event of a violation of the transfer restrictions contained in the mortgages. During the term of the mortgage loans, we are required to maintain at all times (i) a net worth of not less than $100.0 million and (ii) cash and cash equivalents of not less than $25.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to achieve the anticipated savings from our cost-savings program; the time required for us to prepare, file, and complete our Form 10-Q for the second quarter of 2008 and any required Form 10-Qs for the first and second quarters of 2007; any related costs, expenses or consequences, and for Ernst & Young LLP to review the Form 10-Qs; the outcome of the SEC’s investigation; the outcomes of pending putative class action and derivative litigation; the outcome of the Trinity OIG investigation and qui tam proceeding; the outcome of the IRS audit of our tax return for the tax year ended December 31, 2006 and employment tax returns for 2004, 2005 and 2006; the status of the exploration of strategic alternatives; our ability to comply with the terms of the amendment of our bank credit facility or to obtain a further extension of the period for providing the lenders with required financial information and for complying with certain financial covenants; our ability to continue to recognize income from refinancings and sales of communities by ventures; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; risk resulting from any international expansion; risk associated with any new service offerings; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of downturns in general economic conditions; availability of financing for development; and other risks detailed in our 2007 Annual Report on Form 10-K filed with the SEC. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise”, the “Company,” “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Information provided in this Form 10-Q for periods subsequent to March 31, 2008 is preliminary and remains subject to review by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Our long-range strategic objectives are set forth in our 2007 Annual Report on Form 10-K.

At March 31, 2008, we operated 441 communities, including 401 communities in the United States, 12 communities in Canada, 19 communities in the United Kingdom and nine communities in Germany, with a total resident capacity of approximately 54,000. We owned or had an ownership interest in 266 of these communities and 175 were managed for third parties. In addition, at March 31, 2008, we provided pre-opening management and professional services to 40 communities under construction, of which 31 communities are in the United States, three communities are in Canada and six communities are in the United Kingdom, with a combined capacity for approximately 5,300 residents.

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting estimates. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. For information regarding these various guarantees refer to “Liquidity and Capital Resources” below.

Results of Operations

Our results of operations for each of the three months ended March 31, 2008 and 2007 were as follows:

	For the			Percent
	Three Months Ended		Variance	Change
	March 31,		2008 vs.	2008 vs.
	2008	2007	2007	2007
	(Unaudited)

(In thousands, except per share amounts)
Operating revenue:
Management and buyout fees	$35,103	$28,781	$6,322	22.0%
Professional fees from development, marketing and other	12,308	3,575	8,733	244.3%
Resident fees for consolidated communities	106,217	101,173	5,044	5.0%
Hospice and other ancillary services	26,691	33,810	(7,119)	(21.1)%
Reimbursed contract services	252,763	228,548	24,215	10.6%

Total operating revenue	433,082	395,887	37,195	9.4%

Operating expenses:
Development and venture expense	26,289	16,477	9,812	59.5%
Community expense for consolidated communities	77,461	70,403	7,058	10.0%
Hospice and other ancillary services	34,059	36,944	(2,885)	(7.8)%
Community lease expense	14,848	14,847	1	0.0%
General and administrative	29,958	26,916	3,042	11.3%
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	18,490	7,189	11,301	157.2%
Loss on financial guarantees and other contracts	155	1,187	(1,032)	(86.9)%
Provision for doubtful accounts	2,230	786	1,444	183.7%
Depreciation and amortization	12,770	14,870	(2,100)	(14.1)%
Write-off of abandoned development projects	24,978	829	24,149	2913.0%
Reimbursable contract services	250,593	228,547	22,046	9.6%

Total operating expenses	491,831	418,995	72,836	17.4%
Loss from operations	(58,749)	(23,108)	(35,641)	154.2%
Other non-operating income (expense):
Interest income	1,518	2,276	(758)	(33.3)%
Interest expense	(1,336)	(4,142)	2,806	(67.7)%
Unrealized loss on trading securities	(4,000)	—	(4,000)	N/A
Other expense	(6,136)	(5,536)	(600)	10.8%

Total other non-operating expense	(9,954)	(7,402)	(2,552)	34.5%
Gain on the sale and development of real estate and equity interests	10,360	43,741	(33,381)	(76.3)%
Sunrise’s share of earnings and return on investment in unconsolidated communities	6,295	3,351	2,944	87.9%
Gain (loss) from investments accounted for under the profit sharing method	292	(305)	597	(195.7)%
Minority interests	1,868	1,140	728	63.9%

(Loss) income before provision for income taxes	(49,888)	17,417	(67,305)	(386.5)%
Benefit from (provision for) income taxes	16,763	(9,937)	26,700	(268.7)%

Net (loss) income	$(33,125)	$7,480	$(40,605)	(543.1)%

Basic net (loss) income per share	$(0.66)	$0.15	$0.15	(540.0)%
Diluted net (loss) income per share	(0.66)	0.15	0.15	(540.0)%

The following table summarizes our portfolio of operating communities:

	As of	As of
	March 31,	March 31,	Percent
	2008	2007	Change

Total communities
Consolidated	63	62	1.6%
Unconsolidated	203	184	10.3%
Managed	175	180	(2.8)%

Total	441	426	3.5%

Resident capacity	54,144	52,310	3.5%

The number of communities managed for unconsolidated ventures and other third-party owners increased by 3.8% from March 31, 2008 to March 31, 2007. During the three months ended March 31, 2008, we added management of five communities which we own or in which we have an ownership interest and reduced by three the number of managed communities which are owned by a third party.

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. We dispute the basis for the notice of default from our equity partner. The management fees for the year 2007, the quarter ended March 31, 2008 and the quarter ended June 30, 2008 were $3.7 million, $1.0 million and $1.0 million, respectively.

Also, in July 2008, we received notice of termination of a management contract covering 11 communities. This termination was not based upon performance and related to contracts that we acquired from Marriott. These contracts were terminable at the discretion of the owner of the communities. We do not own any portion of these facilities. The management fees for the year 2007, the quarter ended March 31, 2008 and the quarter ended June 30, 2008 were $5.0 million, $1.8 million and $1.8 million, respectively.

(Loss) income before provision for income taxes decreased to a loss of $(49.9) million during the three months ended March 31, 2008 from $17.4 million of income for the three months ended March 31, 2007. Diluted net (loss) income per common share decreased to $(0.66) for the three months ended March 31, 2008 from $0.15 for the three months ended March 31, 2007. The change in the loss before provision for income taxes for the three months ended March 31, 2008 compared to the year ago period was primarily due to increased costs associated with our accounting restatement, the Special Independent Committee inquiry, SEC investigation and legal expenses, a decrease in gain on sale and development of real estate and equity interests and the write-off of three abandoned condominium projects.

Operating Revenue

Management and buyout fees

The increase in management and buyout fees of $6.3 million, or 22.0%, was primarily comprised of:

•	$3.6 million from increased average daily rates associated with stable communities with occupancy in these communities remaining relatively unchanged;

•	$0.8 million from communities in the lease-up phase;

•	$1.3 million from incentive management fees; and

•	$0.6 million from buyout fees.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $8.7 million was primarily comprised of:

•	$4.2 million from Greystone professional services contracts;

•	$1.5 million from international development; and

•	$2.9 million from the net increase of five communities under development in North America for which we are earning professional fees during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $5.0 million, or 5.0%, was primarily comprised of:

•	$2.7 million from existing consolidated communities resulting from increases in average daily rates; and

•	$2.3 million from the addition of a community.

Hospice and other ancillary services

The decrease in hospice and other ancillary services of $7.1 million, or 21.1%, was primarily comprised of:

•	approximately $5.0 million decrease in hospice revenue due to the decrease in the average daily census from 1,498 at March 31, 2007 to 1,064 at March 31, 2008; and

•	$4.7 million decrease in revenue in 2008 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007.

These decreases were partially offset by increases in international and domestic ancillary services.

Reimbursed contract services

Reimbursed contract services were $252.8 million in the first quarter of 2008 compared to $228.5 million in the first quarter of 2007. The increase of 10.6% was due primarily to a 3.8% increase in the number of communities managed, from 364 at March 31, 2007 to 378 at March 31, 2008 and higher costs.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $9.8 million, or 59.5%, was primarily comprised of:

•	$3.8 million from the write-off of prepaid insurance for development projects due to the write-off of three condominium projects in the first quarter of 2008;

•	$3.2 million in marketing costs for communities under development; and

•	$1.0 million in Greystone travel expense.

Community expense for consolidated communities

The increase in community and ancillary expense of $7.1 million, or 10.0%, was primarily comprised of:

•	$5.5 million from existing communities resulting primarily from increased labor costs; and

•	$1.5 million from the addition of a community.

Hospice and other ancillary services

The decrease in hospice and other ancillary services of $2.9 million, or 7.8%, was primarily due the deconsolidation of Sunrise At Home in the second quarter of 2007, which reduced these expenses on a comparative basis by $5.0 million in the three months ended March 31, 2008 compared to the year ago period. This decrease was partially offset by higher labor costs of $2.2 million for the three months ended March 31, 2008 compared to the year ago period.

Community lease

Community lease expense was relatively unchanged from the first quarter of 2008 compared to the first quarter of 2007.

General and administrative

The increase in general and administrative expense of $3.0 million, or 11.3%, was primarily comprised of a $2.5 million increase in salaries, employee benefits, travel and related costs associated with additional employees to support the increased number of communities we manage.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Pending Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation increased to $18.5 million in the first quarter of 2008 compared to $7.2 million in the first quarter of 2007. As previously disclosed, we expect to record additional expense for these items of approximately $4.9 million in the three months ending June 30, 2008.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.2 million and $1.2 million during the three months ended March 31, 2008 and 2007, respectively, related to a condominium project under development.

Provision for doubtful accounts

The increase in the provision for doubtful accounts of $1.4 million was primarily the result of changes in the reserves for operating advances made to two communities and two development projects.

Depreciation and amortization

The decrease in depreciation and amortization expense of $2.1 million was due to approximately $2.1 million of depreciation expense being recorded in the first quarter of 2007, relating to approximately $193.0 million of assets accounted for under the deposit method. Sale accounting was achieved in July 2007 when a guarantee expired and the assets were removed from our books.

Write-off of abandoned development projects

The write-off of abandoned development projects was $25.0 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. The 2008 change was primarily due to our write-off of $22.3 million associated with discontinued condominium projects.

Reimbursable contract services

Reimbursable contract services were $250.6 million in the first quarter of 2008 compared to $228.5 million in the first quarter of 2007. The increase of 9.6% was due primarily to a 3.8% increase in the number of communities managed, from 364 at March 31, 2007 to 378 at March 31, 2008 and higher costs.

Other Non-Operating Income and Expense

Total other non-operating expense was $9.9 million and $7.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in other non-operating expense was primarily due to:

•	$5.0 million for foreign exchange losses in the first quarter of 2008 compared to $3.0 million of foreign exchange losses in the first quarter of 2007;

•	$4.0 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$3.4 million decrease in interest expense due to decreased borrowings other than the Bank Credit Facility.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $10.4 million and $43.7 million for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million.

During the first quarter of 2007, two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recorded. The remaining gain of approximately $11.0 million resulted from the sale of an 80% interest in five communities.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

Our share of equity in earnings and return on investments in unconsolidated communities increased $2.9 million to $6.3 million during the three months ended March 31, 2008 compared to $3.4 million during the three months ended March 31, 2007.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. The expiration of a contractual obligation during the three months ended March 31, 2008 resulted in the recognition of $8.0 million of gain from the recapitalization of two ventures in 2006. The recapitalization of one venture with two communities during the first quarter of 2008 resulted in a return on investment of $3.0 million compared to the recapitalization of two ventures with four communities during the first quarter of 2007 which resulted in a return on investment of $4.1 million. Also, cash method distributions were $1.1 million higher in 2008 compared to 2007.

The income from the recapitalizations and the recognized gains were partially offset by incrementally larger operating losses from unconsolidated communities of $5.2 million.

Gain (Loss) from Investments Accounted for Under the Profit Sharing Method

Gain (loss) from investments accounted for under the profit sharing method was $0.3 million and $(0.3) million for the three months ended March 31, 2008 and 2007, respectively. The change was due primarily to an increase in income in a venture of approximately $0.4 million.

Minority Interests

Minority interests was $1.9 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. The change was due primarily to increased expenses in Greystone seed capital entities.

(Benefit from) Provision for Income Taxes

The (benefit from) provision for income taxes was $(16.8) million and $9.9 million for the three months ended March 31, 2008 and 2007, respectively. Our effective tax (benefit) rate was (33.6)% and 57.1% for the three months ended March 31, 2008 and 2007, respectively. The change is primarily due to a larger change in book income than permanent differences and an increase in foreign permanent items.

Liquidity and Capital Resources

Overview

We had $75.9 million and $73.3 million of unrestricted cash and cash equivalents at March 31, 2008 and 2007, respectively.

To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings. At March 31, 2008, we had 33 communities under construction in North America and Europe and seven communities which we were developing through our Greystone subsidiary on behalf of third parties. At June 30, 2008, we had 31 communities under construction in North America and Europe and five communities which we were developing through our Greystone subsidiary on behalf of third parties. We estimate that it will cost approximately $0.7 billion to complete the 31 communities we had in North America and Europe under construction as of June 30, 2008. 28 of these communities are either in ventures or committed to ventures and it is expected that the remaining three communities will be put into ventures before the end of 2008. Sunrise’s remaining equity commitments for these projects as of June 30, 2008 is estimated to be as much as $7.0 million. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of June 30, 2008.

As of June 30, 2008, we had entered into contracts to purchase or lease 86 additional development sites, for a total contracted purchase price of approximately $410 million. Generally, our land purchase commitments are terminable by Sunrise and a substantial portion of our $18.0 million in land deposits is refundable.

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. As previously disclosed, based on the current capital market conditions and our focus on our strategic plan, this number will decrease by up to 50 percent.

We do not have firm financing commitments to cover our full 2008 development plan, and no assurance can be made that we will be able to obtain this financing. We do not intend to begin construction on new projects without committed debt financing. We are regularly in negotiations with lenders and venture partners to secure the financing required to fund development activities.

Additional financing resources will be required to complete the development and construction of these communities and to refinance existing indebtedness. Based on current market conditions related to construction debt financing we may be constrained in our ability to begin construction on all units in our revised 2008 plan.

Long-Term Debt and Bank Credit Facility

At March 31, 2008, we had $302.3 million of outstanding debt with a weighted average interest rate of 5.3%. Of the outstanding debt we had $8.9 million of fixed-rate debt with a weighted average interest rate of 7.3% and $293.4 million of variable rate debt with a weighted average interest rate of 5.3%. At March 31, 2008, we had $3.4 million of debt that is contractually due in 2008.

There were $128.0 million of outstanding borrowings and $27.4 million of letters of credit outstanding under our Bank Credit Facility at March 31, 2008. Our Bank Credit Facility has an initial term of four years and matures on December 2, 2009, unless extended for an additional one-year period upon satisfaction of certain conditions. The letters of credit under our Bank Credit Facility expire within one year. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

During 2007, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited financial statements to the lenders. On January 31, February 19, March 13, and July 23, 2008, we entered into further amendments to the Bank Credit Facility. These amendments, among other things:

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

From and after the July 2008 amendment, we will continue to owe and pay fees on the unused amount available under the Bank Credit Facility as if the maximum outstanding amount was $160.0 million. Prior to the July 2008 amendment, fees on the unused amount were based on a $250.0 million outstanding maximum amount. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments, of which $1.1 million was recorded during the three months ended March 31, 2008.

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

As of March 31, 2008, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending on September 30, 2008.

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

Mortgages and Notes Payable

As of March 31, 2008, we consolidated debt of $24.3 million related to two communities held in a venture which we consider to be variable interest entities.

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($129.5 million) have been classified as current liabilities as of as of March 31, 2008.

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

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at March 31, 2008, and fundings through March 31, 2008 are as follows (in thousands):

		FIN 45 Liability	FAS 5 Liability	Total Liability	Fundings From
	Maximum	for Future	for Future	for Future	January 1, 2008
	Potential Amount	Fundings at	Fundings at	Fundings at	through
	of Future	March 31,	March 31,	March 31,	March 31,
Guarantee Type	Fundings	2008	2008	2008	2008

Debt repayment	$5,284	$710	$—	$710	$—
Operating deficit	Uncapped	1,026	41,281	42,307	5,500
Income support	23,000	905	13,371	14,276	3,154
Other		—	250	250	—

Total		$2,641	$54,902	$57,543	$8,654

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.1 billion at March 31, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy this obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2008, the remaining liability under this obligation is $56.6 million. We have not funded under these guarantees and do not expect to fund under such guarantees in the future.

Germany Venture

We provided pre-opening and management services to nine communities in Germany at March 31, and June 30, 2008. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through March 31, 2008, we have funded $29.9 million and through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

We continue to explore alternatives with respect to the Germany venture, including a potential sale or restructuring of venture interests. Should we pursue alternatives in future periods, there may be a material impact on the consolidated financial statements including consolidation of the venture and/or additional charges based on fair value.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.7 million related to proceeds from the sale of real estate, development fees and pre-opening fees. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in budgeted projected costs. Through June 30, 2008, we have paid approximately $47.0 million in cost overruns. We expect to complete construction of this project prior to year end 2008. To the extent that the pace of sales of condominium units is slower than anticipated or if we are unable to realize the prices projected for the condominium units, we could be subject to additional overruns. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

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

Net cash used in operating activities was $(31.6) million and $(19.1) million for the three months ended March 31, 2008 and 2007, respectively. The change in operating assets and liabilities created a use of cash of $14.8 million for the three months ended March 31, 2008 and a use of cash of $15.3 million for the three months ended March 31, 2007.

Net cash (used in) provided by investing activities was $(90.5) million and $46.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in investing activities in 2008 is primarily due to $13.6 million of proceeds from in property dispositions in the first quarter of 2008 compared to $84.6 million in the first quarter of 2007 and an increase of approximately $50.0 million in advances to communities under development.

Net cash provided by (used in) financing activities was $59.7 million and $(36.1) million for the three months ended March 31, 2008 and 2007, respectively. Activities included additional net borrowings of $49.1 million for the three months ended March 31, 2008 compared to net repayments of $36.1 million for the three months ended March 31, 2007 and stock option exercises of $4.2 million in the three months ended March 31, 2008. The additional borrowings under our Bank Credit Facility were used to fund our continued development of senior living communities and refinance existing debt.

Strategic Plan and Objectives

On July 31, 2008, we announced our strategic plan, which consists of the following key elements:

•	focus on the core business of building and operating high-quality assisted living and memory care communities to drive profitability;

•	strengthen our existing portfolios to minimize exposure to future losses;

•	reduce corporate expenses and operating cost structure;

•	preserve financial flexibility during difficult capital markets by reducing our development pipeline as needed; and

•	build Sunrise’s brand and reputation by continuing to provide the highest levels of care and quality.

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. As previously disclosed, based on current capital market conditions, this number is expected to be decreased by up to 50 percent. Should capital markets improve, we will adjust our pipeline accordingly.

As part of our plan to reduce corporate expenses, on July 31, 2008 we also announced a program that is intended to generate savings of $15.0 million to $20.0 million on an annualized basis beginning in 2009. We expect to achieve this through reorganization of our corporate cost structure, including implementation of a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other areas. Projected savings exclude an estimated restructuring charge of at least $7.0 million in 2008.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates primarily through variable rate debt, variable rate notes receivable and variable rate bonds. Our exposure to market risk has not materially changed since December 31, 2007.

Item 4.	Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its 2006 and 2007 Form 10-Ks and its Form 10-Qs since the first quarter of 2006, including this Form 10-Q. In addition, as described in Item 9A of our 2007 Form 10-K, management determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting at December 31, 2006 relating to the entity-level control environment and process and transaction level controls continued to exist at December 31, 2007. Based on this evaluation, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

As disclosed in Item 9A of our 2006 Form 10-K filed on March 24, 2008, from the outset of the Special Independent Committee inquiry, the Board was committed to addressing weaknesses in internal controls and processes that may have caused, or failed to detect, the errors in accounting that were restated in our 2006 Form 10-K, and directed the Special Independent Committee to recommend remedial measures, based on its findings, to prevent recurrence of the inappropriate accounting practices that were corrected in the restatement of the Company’s 2005 and prior period financial statements reflected in our 2006 Form 10-K and ensure sound, timely and accurate financial reporting and comprehensive disclosure. During the pendency of the Special Independent Committee inquiry, the Board of Directors undertook a careful and critical self assessment of the ways in which the Company managed itself to determine how existing corporate governance practices could be strengthened. As previously disclosed in our 2006 Form 10-K and in our 2007 Form 10-K filed on July 31, 2008, as a result of these combined efforts, in March 2008, the Board unanimously adopted and began implementing a remedial framework, which is summarized in Item 9A of our 2006 Form 10-K and in Item 9A of our 2007 Form 10-K.

Management, under the direction of the CEO and CFO, has been directing remediation efforts, including implementation of the Board approved remedial framework. In connection with the preparation of our audited financial statements for 2007 and our unaudited financial statements for the quarter ended March 31, 2008, we continued performing the compensating controls and procedures that we implemented in 2006 and designed to assure that any weaknesses in internal control did not impact the preparation of our consolidated financial statements. Since the filing of our 2006 Form 10-K on March 24, 2008, we have continued to build on the remedial actions undertaken in 2007 and continued to implement the Board adopted remedial framework. While efforts continue, management believes that the Company has made significant improvements to the control environment and to the Company’s accounting operations, primarily through the previously disclosed extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated in 2008.

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding pending and resolved or settled legal proceedings, see Note 7 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As disclosed in our 2007 Form 10-K filed on July 31, 2008, subsequent to the filing of our 2006 Form 10-K on March 24, 2008, we received correspondence from the staff of the SEC relating to our 2006 Form 10-K. We engaged in correspondence with the SEC staff and resolved the outstanding comments except that we were not in a position to include the separate financial statements of three ventures that the SEC staff requested be included pursuant to

Rule 3-09 of Regulation S-X, and reflected our responses to these comments in our 2007 Form 10-K. It is possible that we may receive additional comments from the SEC staff relating to new matters related to our 2007 Form 10-K or other periodic reports filed by us with the SEC, including this Form 10-Q. Such comments may require that we amend or supplement, possibly significantly, the disclosures in our 2007 Form 10-K, this Form 10-Q or other periodic reports filed by us with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2008, our former president exercised stock options for 221,272 shares at an exercise price of $12.50 per share, or an aggregate exercise price of $2.8 million. On March 19, 2008, he exercised stock options for an additional 140,000 shares at an exercise price of $10.00 per share, or an aggregate exercise price of $1.4 million. The shares issued to him upon exercise of the stock options were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption based upon factual representations received from our former president.

On March 19, 2008, we made a restricted stock award to Mark S. Ordan in connection with his appointment as our chief investment and administrative officer on that date. The restricted stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption based upon factual representations received from Mr. Ordan. Mr. Ordan will become our chief executive officer effective as of our 2008 annual meeting of stockholders.

Our repurchases of shares of our common stock for the three months ended March 31, 2008 were as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2008	8,717	$28.32	—	—
February 1 — February 29, 2008	—	—	—	—
March 1 — March 31, 2008	—	—	—	—

Total	8,717	$28.32	—	—

(1)	Represents the number of shares acquired by us from a former employee as payment of applicable statutory withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August 2008.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

/s/  Julie A. Pangelinan
Julie A. Pangelinan
Chief Accounting Officer

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

3.1	Amended and Restated Bylaws of Sunrise, as amended.	8-K	March 18, 2008	3.1
10.1	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.+	10-K	July 31, 2008	10.11
10.2	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30
10.3	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46
10.4	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47
10.5	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48
10.6	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49
10.7	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50
10.8	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.9	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65
10.10	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

Incorporated by Reference
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.11	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.