Form 10-Q
period 2007-09-30
SUNRISE SENIOR LIVING INC
filed 2008-08-21
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 50,973,087 shares of the Registrant’s common stock outstanding at July 11, 2008.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2007

Explanatory Note

This Form 10-Q for the quarter ended September 30, 2007 was delayed due to the time required to perform a comprehensive accounting review to restate our previously filed financial statements for 2005 and prior years to correct various accounting errors (“Accounting Review”), as well as to complete the independent inquiry conducted by the Special Independent Committee of our Board of Directors (“Special Independent Committee inquiry”). For additional information regarding these matters, please refer to our Form 10-K for the year ended December 31, 2006 filed on March 24, 2008 and the section entitled “Special Independent Committee Inquiry and Accounting Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K filed on July 31, 2008.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
(In thousands, except per share and share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$105,531	$81,990
Accounts receivable, net	69,585	75,055
Notes receivable, net	3,128	4,174
Income taxes receivable	29,973	30,873
Due from unconsolidated communities, net	69,785	80,729
Deferred income taxes, net	29,998	29,998
Restricted cash	49,944	34,293
Prepaid insurance	2,555	5,485
Prepaid expenses and other current assets	27,141	19,401

Total current assets	387,640	361,998
Property and equipment, net	693,650	609,385
Property and equipment subject to a sales contract, net	—	193,158
Property and equipment subject to financing, net	—	62,520
Notes receivable	12,915	17,631
Due from unconsolidated communities	20,460	24,959
Intangible assets, net	93,009	103,771
Goodwill	217,678	218,015
Investments in unconsolidated communities	170,221	104,272
Restricted cash	124,013	143,760
Other assets, net	10,831	8,832

Total assets	$1,730,417	$1,848,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$133,583	$91,923
Outstanding draws on bank credit facility	50,000	50,000
Accounts payable and accrued expenses	214,662	216,087
Due to unconsolidated communities	12,731	5,792
Deferred revenue	9,609	8,703
Entrance fees	36,187	38,098
Self-insurance liabilities	50,071	41,379

Total current liabilities	506,843	451,982
Long-term debt, less current maturities	31,378	48,682
Deposits related to properties subject to a sales contract	—	240,367
Liabilities related to properties accounted for under the financing method	—	66,283
Investment accounted for under the profit-sharing method	44,094	29,148
Guarantee liabilities	78,547	75,805
Self-insurance liabilities	78,967	72,993
Deferred gains on the sale of real estate and deferred revenues	66,222	51,958
Deferred income tax liabilities	89,267	78,632
Other long-term liabilities, net	131,284	85,228

Total liabilities	1,026,602	1,201,078

Minority interests	9,813	16,515
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,491,888 and 50,572,092 shares issued and outstanding, net of 103,696 and 27,197 treasury shares, at September 30, 2007 and December 31, 2006, respectively	506	506
Additional paid-in capital	447,611	445,275
Retained earnings	236,100	182,398
Accumulated other comprehensive income	9,785	2,529

Total stockholders’ equity	694,002	630,708

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,730,417	$1,848,301

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management fees	$33,420	$32,763	$93,948	$88,346
Buyout fees	—	277	—	94,650
Professional fees from development, marketing and other	15,783	7,189	25,182	18,627
Resident fees for consolidated communities	99,405	97,173	298,394	281,869
Hospice and other ancillary services	30,622	17,849	97,214	44,060
Reimbursed contract services	250,282	224,126	718,679	693,883

Total operating revenues	429,512	379,377	1,233,417	1,221,435
Operating expenses:
Development and venture expense	18,898	13,368	55,472	45,218
Community expense for consolidated communities	71,963	70,654	215,624	202,331
Hospice and other ancillary services expense	31,381	16,818	100,408	44,219
Community lease expense	17,678	15,143	50,467	46,761
General and administrative	70,152	32,198	134,614	86,992
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	11,957	1,056	32,052	1,328
Loss on financial guarantees and other contracts	4,996	—	5,331	—
Provision for doubtful accounts	1,707	698	3,996	2,222
Impairment of owned communities	3,607	—	3,607	—
Depreciation and amortization	13,205	11,775	42,363	34,989
Write-off of abandoned development projects	15,574	778	24,547	1,312
Write-off of unamortized contract costs	—	—	—	15,488
Reimbursable contract services	250,282	224,126	718,679	693,883

Total operating expenses	511,400	386,614	1,387,160	1,174,743

(Loss) income from operations	(81,888)	(7,237)	(153,743)	46,692
Other non-operating income (expense):
Interest income	2,413	2,084	7,251	6,071
Interest expense	(1,041)	(482)	(6,167)	(4,912)
Other income (expense)	2,624	7,151	(1,457)	8,065

Total other non-operating income (expense)	3,996	8,753	(373)	9,224
Gain on the sale and development of real estate and equity interests	52,753	3,254	99,404	44,549
Sunrise’s share of earnings and return on investment in unconsolidated communities	79,774	23,141	136,288	22,733
Gain (loss) from investments accounted for under the profit-sharing method	48	937	(171)	74
Minority interests	1,232	1,890	3,391	4,734

Income before provision for income taxes	55,915	30,738	84,796	128,006
Provision for income taxes	(17,685)	(15,618)	(31,094)	(64,914)

Net income	$38,230	$15,120	$53,702	$63,092

Earnings per share data:
Basic net income per common share	$0.77	$0.30	$1.08	$1.44
Diluted net income per common share	0.74	0.29	1.04	1.38

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
(In thousands)

Operating activities
Net income	$53,702	$63,092
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(99,404)	(44,549)
Loss (gain) from investments accounted for under the profit-sharing method	171	(74)
Write-off of abandoned development projects	24,547	1,312
Write-off of unamortized contract costs	—	15,488
Sunrise’s share of earnings and return on investment in unconsolidated communities	(136,288)	(22,733)
Impairment of owned communities	3,607	—
Loss on financial guarantees and other contracts	5,331	—
Distributions of earnings from unconsolidated communities	104,021	43,081
Minority interest in income/loss of controlled entities	(3,391)	(4,734)
Provision for doubtful accounts	3,996	2,222
Provision for deferred income taxes	10,635	—
Depreciation and amortization	42,363	34,989
Amortization of financing costs	152	780
Stock-based compensation	2,336	4,384
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,474	(17,059)
Due from unconsolidated senior living communities	(4,240)	(11,874)
Prepaid expenses and other current assets	(4,925)	(2,251)
Other assets	(2,311)	(9,619)
Increase (decrease) in:
Accounts payable and accrued expenses	35,456	61,121
Entrance fees	(1,911)	11,417
Self-insurance liabilities	14,666	22,464
Insurance captive restricted cash	(9,120)	—
Guarantee liabilities	4,705	(913)
Deferred revenue and gains on the sale of real estate	15,929	9,041

Net cash provided by operating activities	61,501	155,585

Investing activities
Capital expenditures	(180,714)	(158,869)
Acquisitions of business assets	(49,021)	(91,548)
Dispositions of property	149,488	83,401
Change in restricted cash	13,216	(64,617)
Purchases of short-term investments	(377,900)	(76,375)
Proceeds from short-term investments	377,900	76,375
Increase in investments and notes receivable	(131,412)	(96,957)
Proceeds from investments and notes receivable	162,289	49,510
Investments in unconsolidated communities	(32,774)	(61,504)
Distributions of capital from unconsolidated communities	601	6,592

Net cash used in investing activities	(68,327)	(333,992)

Financing activities
Net proceeds from exercised options	—	4
Additional borrowings of long-term debt	97,103	127,193
Repayment of long-term debt	(65,311)	(40,713)
Contribution from minority interests	250	6,172
Distributions to minority interest	(850)	(577)
Financing costs paid	(825)	—

Net cash provided by financing activities	30,367	92,079

Net increase (decrease) in cash and cash equivalents	23,541	(86,328)
Cash and cash equivalents at beginning of period	81,990	145,078

Cash and cash equivalents at end of period	$105,531	$58,750

See accompanying notes

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2007 and 2006 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed on July 31, 2008. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For information regarding our results of operations for the year ended December 31, 2007, please refer to our 2007 Annual Report on Form 10-K.

2.	2006 Restatement

As discussed in more detail in our 2007 Form 10-K filed on July 31, 2008, we restated our 2006 financial statements to correct the accounting for non-refundable entrance fees and rent expense at two continuing care retirement communities. The effect of the restatement was to reduce retained earnings at January 1, 2006 by approximately $11.5 million and to reduce net income in 2006 by approximately $5.1 million. We have restated the 2006 financial statements to correct these errors in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

3.	New Accounting Standards

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

4.	Investments in Unconsolidated Senior Living Communities

The following is summarized statement of operations information for equity investees for which annual audited financial statements are required under Rule 3-09 of Regulation S-X:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	Total		Total
	Operating	Net Income	Operating	Net Income
	Revenues	(Loss)	Revenues	(Loss)
(In thousands)

PS UK Investment (Jersey) LP	$8,304	$202,356	N/A	N/A
AL US Development Venture, LLC	19,503	(2,584)	N/A	N/A
Sunrise First Assisted Living Holdings, LLC	N/A	N/A	$14,738	$(3,207)
Sunrise Second Assisted Living Holdings, LLC	N/A	N/A	14,847	2,077
Metropolitan Senior Housing, LLC	N/A	N/A	14,287	89

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
	Total		Total
	Operating	Net Income	Operating	Net Income
(In thousands)	Revenues	(Loss)	Revenues	(Loss)

PS UK Investment (Jersey) LP	$23,548	$186,332	N/A	N/A
AL US Development Venture, LLC	56,171	(8,971)	N/A	N/A
Sunrise First Assisted Living Holdings, LLC	N/A	N/A	$43,363	$(902)
Sunrise Second Assisted Living Holdings, LLC	N/A	N/A	43,526	5,424
Metropolitan Senior Housing, LLC	N/A	N/A	41,835	742

The ventures are treated as partnerships for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the ventures’ members or partners.

Transactions

In January 2007, we entered into a venture to develop assisted living communities in the United Kingdom (the “UK”) over the next four years, with us serving as the developer and then as the manager of the communities. This is our second venture in the UK. We own 20% of the venture. Property development will be funded through contributions of up to approximately $200.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders.

During the third and fourth quarters of 2007, we entered into two development ventures to develop and build senior living communities in the United States, with us serving as the developer and then as the manager of the communities. We own 20% of the ventures. Property development will be funded through contributions of up to approximately $208.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders. We will develop and manage the communities.

During the third quarter of 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During the third quarter of 2007, we recorded bonus expense of $27.8 million in respect of the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of September 30, 2007, approximately $8.7 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable.

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.	Real Estate Sales

Financing Method

In 2004, we sold majority membership interests in two entities which owned partially developed land to two separate ventures. In conjunction with these two sales, we had an option to repurchase the communities from the venture at an amount that was higher than the sales price. At the date of sale, it was deemed likely that we would repurchase the properties, and as a result the financing method of accounting has been applied.

In March 2007, the two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recognized in 2007. No gains were recognized in 2006 or 2005.

Deposit Method

During 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide support to the buyer if the cash flows from the communities were below a stated target. The guarantee expired at the end of the 18th full calendar month from the date on which all permits and licenses necessary for the admittance of residents has been obtained for the last development property. The last permits were obtained in January 2006 and the guarantee expired in July 2007. We recorded a gain of $52.5 million upon the expiration of the guarantee.

6.	Sunrise Connecticut Avenue Assisted Living, LLC

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

7.	Change in Ownership of Sunrise Communities

In April 2007, Ventas, Inc. (“Ventas”), a large publicly-held healthcare REIT, acquired Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), an independent Canadian real estate investment trust established by us in December 2004. At the time of the acquisition, we managed 77 communities for Sunrise REIT and held a minority interest in 60 of those communities. As of September 30, 2007, we managed 78 communities owned by

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Ventas and held a minority interest in 61 of those communities. In addition, we have various arrangements with Ventas as successor to Sunrise REIT regarding future development in Canada.

8.	Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Outstanding draws on Bank Credit Facility	$50,000	$50,000
Borrowings from Sunrise REIT	15,819	35,112
Mortgages, notes payable and other	124,543	80,265
Variable interest entity debt	24,599	25,228

	214,961	190,605
Current maturities	(183,583)	(141,923)

	$31,378	$48,682

Bank Credit Facility

There were $71.8 million of letters of credit and $50.0 million outstanding under the Bank Credit Facility at September 30, 2007. The letters of credit issued under the Bank Credit Facility expire within one year.

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

We paid the lenders an aggregate fee of approximately $0.9 million and $1.9 million for entering into amendments during 2007 and through July 2008, respectively.

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

Mortgages and Notes Payable

As of September 30, 2007, we consolidated debt of $24.6 million related to two communities which we consider to be variable interest entities.

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans totaling $86.4 million have been classified as current liabilities as of September 30, 2007.

9.	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. There was no adjustment to our recorded tax liability as a result of adopting FIN 48. The total unrecognized tax benefits as of September 30, 2007 was $26.9 million.

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

(In thousands)

Unrecognized tax benefit at beginning of year (January 1, 2007)	$25,147
Change attributable to tax positions taken during a prior period	—
Change attributable to tax positions taken during a current period	1,982
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse in statute of limitations	(175)

Unrecognized tax benefit at end of period (September 30, 2007)	$26,954

In accordance with our accounting policy, we recognize interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our consolidated statement of operations for the nine months ended September 30, 2007 and our consolidated balance sheet as of that date include interest and penalties of $0.9 million and $3.4 million, respectively.

Our federal income tax returns for the periods prior to 2004 are closed to examination. In July 2008, our 2005 federal income tax return audit was settled with the IRS resulting in a tax liability of approximately $0.2 million. Our 2006 federal tax return is currently being examined by the IRS. We have no other income tax examinations by U.S., state, local or foreign jurisdictions.

10.	Commitments and Contingencies

Guarantees

In conjunction with its development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the sale of certain operating communities to third parties we have guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As guarantees entered into in conjunction with the sale of real estate prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

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

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The maximum potential amount of future fundings for guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at September 30, 2007 and fundings during the nine months ended September 30, 2007 are as follows (in thousands):

		FIN 45 Liability	FAS 5 Liability	Total Liability	Fundings
	Maximum	for Future	for Future	for Future	for the Nine
	Potential Amount	Fundings at	Fundings at	Fundings at	Months Ended
	of Future	September 30,	September 30,	September 30,	September 30,
Guarantee Type	Fundings	2007	2007	2007	2007

Debt repayment	$6,754	$886	$—	$886	$—
Operating deficit	Uncapped	1,017	53,830	54,847	—
Income support	23,000	1,015	17,649	18,664	4,705
Other		—	4,150	4,150	—

Total		$2,918	$75,629	$78,547	$4,705

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.9 billion at September 30, 2007. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2007, the remaining liability under this obligation is $57.9 million. We have not funded these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

Trinity OIG Investigation and Qui Tam Action

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

At September 30, 2007, we had a $5.0 million accrual for possible fines, penalties and damages related to this matter. At March 31, 2008, we had a $6.0 million accrual for possible fines, penalties and damages related to this matter.

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

As previously disclosed, pursuant to an agreement reached between the parties in May 2008, the Company settled with no admission of fault by either party the previously disclosed litigation filed on September 18, 2007 by Bradley B. Rush, the Company’s former chief financial officer, in connection with the termination of his employment. As previously disclosed, on April 23, 2007, Mr. Rush was suspended with pay. The action was taken by the board of directors following a briefing of the independent directors by WilmerHale, independent counsel to the Special Independent Committee. The Board concluded, among other things, that certain actions taken by Mr. Rush were not consistent with the document retention directives issued by the Company. These actions consisted of Mr. Rush’s deletion of all active electronic files in his user account on one of his Company-issued laptops. Mr. Rush’s employment thereafter was terminated for cause on May 2, 2007. Mr. Rush’s lawsuit asserted that his termination was part of an alleged campaign of retaliation against him for purportedly uncovering and seeking to address accounting irregularities, and it contended that his termination was not for “cause” under the Company’s Long Term Incentive Cash Bonus Plan and the terms of prior awards made to him of certain stock options and shares of restricted stock, to which he claimed entitlement notwithstanding his termination. Mr. Rush asserted five breach of contract claims involving a bonus, restricted stock and stock options. Mr. Rush also asserted a claim for defamation arising out of comments attributed to us concerning the circumstances of his earlier suspension of employment.

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

The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic and diluted net income per share:
Net income	$38,230	$15,120	$53,702	$63,092

Denominator:
Denominator for basic net income per common share — weighted average shares	49,875	49,715	49,836	43,956
Effect of dilutive securities:
Employee stock options and restricted stock	1,708	1,660	1,627	1,703

Denominator for diluted net income per common share — weighted average shares plus assumed conversions	51,583	51,375	51,463	45,659

Basic net income per common share	$0.77	$0.30	$1.08	$1.44

Diluted net income per common share	0.74	0.29	1.04	1.38

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options, after applying the treasury stock method, of 2,000 for the three and nine months ended September 30, 2007 have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

12.	Information about Sunrise’s Segments

We have four operating segments for which operating results are regularly reviewed by key decision makers; domestic operations, international operations (including Canada), Greystone and Trinity. We acquired Trinity in September 2006. The domestic, Greystone and international segments develop, acquire, dispose and manage senior living communities. Trinity provides palliative care and support services to terminally ill patients and their families.

Segment results are as follows (in thousands):

	For the Three Months Ended September 30, 2007
	Domestic	Greystone	International	Trinity	Total

Revenues	$377,998	$5,150	$28,843	$17,521	$429,512
Interest income	1,989	36	242	146	2,413
Interest expense	894	—	147	—	1,041
Sunrise’s share of earnings and return on investment in unconsolidated communities	(3,192)	—	82,966	—	79,774
Depreciation and amortization	11,541	853	187	624	13,205
Income (loss) before taxes	1,400	(3,979)	60,320	(1,826)	55,915

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Three Months Ended September 30, 2006
	Domestic	Greystone	International	Trinity	Total

Revenues	$361,497	$4,163	$10,650	$3,067	$379,377
Interest income	1,918	37	114	15	2,084
Interest expense	444	—	24	14	482
Sunrise’s share of earnings and return on investment in unconsolidated communities	25,641	—	(2,500)	—	23,141
Depreciation and amortization	10,592	882	90	211	11,775
Income (loss) before taxes	35,052	(1,388)	(2,866)	(60)	30,738

	For the Nine Months Ended September 30, 2007
	Domestic	Greystone	International	Trinity	Total

Revenues	$1,111,339	$11,213	$58,914	$51,951	$1,233,417
Interest income	6,311	122	486	332	7,251
Interest expense	6,013	—	150	4	6,167
Sunrise’s share of earnings and return on investment in unconsolidated communities	55,614	—	80,674	—	136,288
Depreciation and amortization	37,270	2,907	318	1,868	42,363
Income (loss) before taxes	46,199	(14,858)	55,883	(2,428)	84,796

	For the Nine Months Ended September 30, 2006
	Domestic	Greystone	International	Trinity	Total

Revenues	$1,180,423	$11,256	$26,689	$3,067	$1,221,435
Interest income	5,606	148	302	15	6,071
Interest expense	4,425	—	473	14	4,912
Sunrise’s share of earnings and return on investment in unconsolidated communities	30,643	—	(7,910)	—	22,733
Depreciation and amortization	31,924	2,586	268	211	34,989
Income (loss) before taxes	148,199	(11,537)	(8,596)	(60)	128,006

13.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$38,230	$15,120	$53,702	$63,092
Foreign currency translation adjustment	3,006	636	7,218	2,639
Equity interest in investees’ other comprehensive income	(231)	121	38	548

Comprehensive income	$41,005	$15,877	$60,958	$66,279

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

14.	Supplemental Cash Flow Information

Interest paid was $12.5 million and $7.4 million for the nine months ended September 30, 2007 and 2006, respectively. Interest capitalized was $6.5 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively. Income taxes paid was $4.1 million and $31.5 million for the nine months ended September 30, 2007 and 2006, respectively.

15.	Subsequent Events

Bank Credit Facility

See Note 8 for information regarding 2008 amendments to our Bank Credit Facility.

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

Trinity Hospice

On September 14, 2006, we acquired Trinity for $75.0 million with the objective of entering the hospice care industry and integrating such services into our core product offering. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the OIG requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that is prior to our acquisition of Trinity. On September 11, 2007, Trinity and we were served with a qui tam complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provision of the Federal False Claims Act. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 and

Sunrise Senior Living, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. Trinity is in the process of complying with the subpoena. See Note 10, for additional information. In the fourth quarter of 2006, we recorded a loss of $5.0 million for possible fines, penalties and damages related to the Trinity OIG investigation, and in the fourth quarter of 2007 recorded an additional loss of $1.0 million. We expect to incur additional costs, which may be substantial, until this matter is resolved.

As of December 31, 2007, Trinity’s average daily census was approximately 1,300 compared to 1,500 at December 31, 2006. The average daily census was approximately 985 at June 30, 2008. This decline in census was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts. As a result of a review of the goodwill and intangible assets related to Trinity, we recorded an impairment loss of approximately $56.7 million in the fourth quarter of 2007.

Germany Venture

We provided pre-opening and management services to eight and nine communities in Germany at September 30, 2007 and June 30, 2008, respectively. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through September 30, 2007 we have funded $18.7 million and through June 30, we have funded $37.0 million, respectively, under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

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

Recapitalizations

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

Senior Living Condominium Developments

In the first quarter of 2008, we suspended the development of three condominium projects and as a result, we recorded pre-tax charges totaling approximately $22.3 million in the first quarter of 2008.

Real Estate Transactions

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

In June 2006, a new unconsolidated venture in which we held a 20% ownership interest acquired three communities and their management contracts from a third party. The total purchase price was $34.3 million, of which we contributed $3.8 million. In the fourth quarter of 2007, due to deteriorating performance for two of the three communities, an impairment charge of $8.9 million was recorded in the venture under SFAS No. 144, and we recorded our proportionate share of the loss, $1.8 million. In addition in the fourth quarter of 2007, we wrote-off our receivables due from the venture of approximately $1.9 million.

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

Legal and Accounting Fees Related to Accounting Review, Special Independent Committee Inquiry and Related Matters

During the fourth quarter of 2007 and the six months ended June 30, 2008, we incurred or expect to incur legal and accounting fees of approximately $43.1 million related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to achieve the anticipated savings from our cost-savings program; the time required for us to prepare, file, complete or amend our Form 10-Q for the second quarter of 2008 and any required Form 10-Qs for the first and second quarters of 2007; any related costs, expenses or consequences, and for Ernst & Young LLP to review the Form 10-Qs; the outcome of the SEC’s investigation; the outcomes of pending putative class action and derivative litigation; the outcome of the Trinity OIG investigation and qui tam proceeding; the outcome of the IRS audit of our tax return for the tax year ended December 31, 2006 and employment tax returns for 2004, 2005 and 2006; the status of the exploration of strategic alternatives; our ability to comply with the terms of the amendment of our bank credit facility or to obtain a further extension of the period for providing the lenders with required financial information and for complying with certain financial covenants; Sunrise’s ability to continue to recognize income from refinancings and sales of communities by ventures; risk of changes in Sunrise’s critical accounting estimates; risk of further write-downs or impairments of its assets; risk of future fundings of guarantees and other support arrangements to some of its ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; risk resulting from any international expansion; risk associated with any new service offerings; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of downturns in general economic conditions; availability of financing for development; and other risks detailed in our 2007 Annual Report on Form 10-K filed with the SEC. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

Overview

We are a Delaware corporation and are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Our long-range strategic objectives are set forth in our 2007 Annual Report on Form 10-K.

At September 30, 2007, we operated 436 communities, including 401 communities in the United States, 12 communities in Canada, 15 communities in the United Kingdom and eight communities in Germany, with a total resident capacity of approximately 53,000. We owned or had an ownership interest in 258 of these communities and 178 were managed for third parties. In addition, at September 30, 2007, we provided pre-opening management and professional services to 40 communities under construction, of which 28 communities are in the United States, three communities are in Canada, seven communities are in the United Kingdom, and two communities are in Germany, with a combined capacity for approximately 5,800 residents.

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting estimates. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. For information regarding these various guarantees, refer to “Liquidity and Capital Resources”.

Results of Operations

Our results of operations for each of the three and nine months ended September 30, 2007 and 2006 were as follows:

				Percent
	For the Three Months Ended		Variance	Change
	September 30,		2007 vs.	2007 vs.
	2007	2006	2006	2006
	(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management and buyout fees	$33,420	$33,040	$380	1.2%
Professional fees from development, marketing and other	15,783	7,189	8,594	119.5%
Resident fees for consolidated communities	99,405	97,173	2,232	2.3%
Hospice and other ancillary services	30,622	17,849	12,773	71.6%
Reimbursed contract services	250,282	224,126	26,156	11.7%

Total operating revenue	429,512	379,377	50,135	13.2%

Operating expenses:
Development and venture expense	18,898	13,368	5,530	41.4%
Community expense for consolidated communities	71,963	70,654	1,309	1.9%
Hospice and other ancillary services expense	31,381	16,818	14,563	86.6%
Community lease expense	17,678	15,143	2,535	16.7%
General and administrative	70,152	32,198	37,954	117.9%
Accounting Restatement, Special Independent Inquiry, SEC investigation and pending stockholder litigation	11,957	1,056	10,901	1032.3%
Loss on financial guarantees and other contracts	4,996	—	4,996	n/a
Provision for doubtful accounts	1,707	698	1,009	144.6%
Impairment of owned communities	3,607	—	3,607	n/a
Depreciation and amortization	13,205	11,775	1,430	12.1%
Write-off of abandoned development projects	15,574	778	14,796	1901.8%
Reimbursed contract services	250,282	224,126	26,156	11.7%

Total operating expenses	511,400	386,614	124,786	32.3%
Loss from operations	(81,888)	(7,237)	(74,651)	1031.5%
Other non-operating income (expense):
Interest income	2,413	2,084	329	15.8%
Interest expense	(1,041)	(482)	(559)	116.0%
Other income (expense)	2,624	7,151	(4,527)	(63.3)%

Total other non-operating income	3,996	8,753	(4,757)	(54.3)%
Gain on the sale and development of real estate and equity interests	52,753	3,254	49,499	1521.2%
Sunrise’s share of earnings and return on investment in unconsolidated communities	79,774	23,141	56,633	244.7%
Loss from investments accounted for under the profit sharing method	48	937	(889)	(94.9)%
Minority interests	1,232	1,890	(658)	(34.8)%

Income before provision for income taxes	55,915	30,738	25,177	81.9%
Provision for income taxes	(17,685)	(15,618)	(2,067)	13.2%

Net income	$38,230	$15,120	$23,110	152.8%

Basic net income per share	$0.77	$0.30	$0.47	156.7%
Diluted net income per share	0.74	0.29	0.45	155.2%

	For the Nine Months			Percent
	Ended		Variance	Change
	September 30,		2007 vs.	2007 vs.
	2007	2006	2006	2006
	(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management fees	$93,948	$88,346	$5,602	6.3%
Buyout fees	—	94,650	(94,650)	(100.0)%
Professional fees from development, marketing and other	25,182	18,627	6,555	35.2%
Resident fees for consolidated communities	298,394	281,869	16,525	5.9%
Hospice and other ancillary services	97,214	44,060	53,154	120.6%
Reimbursed contract services	718,679	693,883	24,796	3.6%

Total operating revenue	1,233,417	1,221,435	11,982	1.0%

Operating expenses:
Development and venture expense	55,472	45,218	10,254	22.7%
Community expense for consolidated communities	215,624	202,331	13,293	6.6%
Hospice and other ancillary services expense	100,408	44,219	56,189	127.1%
Community lease expense	50,467	46,761	3,706	7.9%
General and administrative	134,614	86,232	48,382	56.1%
Accounting Restatement, Special Independent Inquiry, SEC investigation and pending stockholder litigation	32,052	1,328	30,724	2313.6%
Loss on financial guarantees	5,331	—	5,331	n/a
Provision for doubtful accounts	3,996	2,222	1,774	79.8%
Impairment of owned communities	3,607	—	3,607	n/a
Impairment of goodwill and intangible assets	—	760	(760)	(100.0)%
Depreciation and amortization	42,363	34,989	7,374	21.1%
Write-off of abandoned development projects	24,547	1,312	23,235	1771.0%
Write-off of unamortized contract costs	—	15,488	(15,488)	(100.0)%
Reimbursed contract services	718,679	693,883	24,796	3.6%

Total operating expenses	1,387,160	1,174,743	212,417	18.1%
(Loss) income from operations	(153,743)	46,692	(200,435)	(429.3)%
Other non-operating income (expense):
Interest income	7,251	6,071	1,180	19.4%
Interest expense	(6,167)	(4,912)	(1,255)	25.5%
Other income (expense)	(1,457)	8,065	(9,522)	(118.1)%

Total other non-operating (expense) income	(373)	9,224	(9,597)	(104.0)%
Gain on the sale and development of real estate and equity interests	99,404	44,549	54,855	123.1%
Sunrise’s share of earnings and return on investment in unconsolidated communities	136,288	22,733	113,555	499.5%
Loss from investments accounted for under the profit sharing method	(171)	74	(245)	(331.1)%
Minority interests	3,391	4,734	(1,343)	(28.4)%

Income before provision for income taxes	84,796	128,006	(43,210)	(33.8)%
Provision for income taxes	(31,094)	(64,914)	33,820	(52.1)%

Net income	$53,702	$63,092	$(9,390)	(14.9)%

Basic net income per share	$1.08	$1.44	$(0.36)	(25.0)%
Diluted net income per share	1.04	1.38	(0.34)	(24.6)%

The following table summarizes our portfolio of operating communities September 30, 2007 and 2006:

	As of	As of
	September 30,	September 30,	Percent
	2007	2006	Change

Total communities
Consolidated	63	63	0.0%
Unconsolidated	195	174	12.1%
Managed	178	181	(1.7)%

Total	436	418	4.3%

Resident capacity	53,000	52,000	1.9%

The number of communities managed for unconsolidated ventures and other third-party owners increased by 5.1% from September 30, 2006 to September 30, 2007. During the nine months ended September 30, 2007, we added management of 16 communities which we own or in which we have an ownership interest and ceased management of two communities which are owned by a third parties.

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

Also, in July 2008, we were given notice of termination of a management contract covering 11 communities. This termination was not based upon performance and related to contracts that we acquired from Marriott. These contracts were terminable at the discretion of the owner of the communities. We do not own any portion of these facilities. The management fees for the year 2007, the quarter ended March 31, 2008 and the quarter ended June 30, 2008 were $5.0 million, $1.8 million and $1.8 million, respectively.

Income before provision for income taxes increased to $55.9 million during the three months ended September 30, 2007 from $30.7 million for the three months ended September 30, 2006 primarily due to gains recognized on the sale and development of real estate and equity interests and Sunrise’s share of earnings and return on investment in unconsolidated communities partially offset by higher general and administrative expenses, including expenses for the accounting restatement. Diluted net income per common share increased to $0.74 for the three months ended September 30, 2007 from $0.29 for the three months ended September 30, 2006.

Income before provision for income taxes decreased to $84.8 million during the nine months ended September 30, 2007 from $128.0 million for the nine months ended September 30, 2006 primarily due to higher general and administrative expenses, including expenses for the accounting restatement, partially offset by gains recognized on the sale and development of real estate and equity interests and Sunrise’s share of earnings and return on investment in unconsolidated communities. Diluted net income per common share decreased to $1.04 for the nine months ended September 30, 2007 from $1.38 for the nine months ended September 30, 2006.

For the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Operating Revenue

Management and buyout fees

The increase in management fees revenue of $0.4 million, or 1.2%, was primarily comprised of:

•	$0.5 million from increased average daily rates associated with existing communities;

•	$2.0 million of incremental revenues from 18 new communities managed for unconsolidated ventures and third parties; and

•	$1.8 million decrease due to contract terminations and buyout fees of $0.3 million in 2006.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $8.6 million was primarily comprised of:

•	$1.5 million in fees paid to us by our ventures or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture;

•	$3.2 million in North American and international development fees from 23 communities under development in 2007 compared to 17 communities under development in 2006; and

•	$2.3 million of fees generated by a Greystone seed capital venture. These fees are earned when the initial development services are completed and permanent financing for the project is obtained.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $2.2 million, or 2.3%, was primarily comprised of an increase from the acquisition of one community and increases in fees for other services.

Hospice and other ancillary services

The increase in hospice and other ancillary services fees of $12.8 million, or 71.6%, was primarily comprised of revenue from Trinity, which was acquired in September 2006.

Reimbursed contract services

Reimbursed contract services was $250.3 million for the three months ended September 30, 2007 compared to $224.1 million for the three months ended September 30, 2006. The increase of 11.7% in 2007 was primarily due to an increase in the number of communities managed from 355 to 373.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $5.5 million, or 41.4%, was primarily due to:

•	$1.6 million in salaries and employee benefits due to the increase in the number of employees in the North American development organization;

•	$2.4 million in marketing costs for communities under development due to the increase in the number of communities under development; and

•	$0.8 million in European development.

Community expense for consolidated communities

The increase in community expense for consolidated communities of $1.3 million, or 1.9%, was primarily comprised of $0.5 million from the acquisition of one community and increased service costs.

Hospice and other ancillary services

The increase in hospice and other ancillary services expense of $14.6 million, or 86.6%, was primarily comprised of costs associated with the operation of Trinity, which was acquired in September 2006.

Community lease expense

The increase in community lease expense of $2.5 million, or 16.7%, was primarily comprised of the addition of new international communities and increases in contingent rentals. Contingent rent was $2.4 million for the three months ended September 30, 2007 as compared to $2.0 million for the three months ended September 30, 2006.

General and administrative

The increase in general and administrative expense of $38.0 million, or 117.9%, was primarily comprised of:

•	$28.7 million increase in bonus expense primarily relating to gains at one of our ventures. During the third quarter 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in the quarter ended September 30, 2007 of approximately $82.9 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. At September 30, 2007, approximately $8.7 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable;

•	$3.0 million increase in salaries, employee benefits and travel costs as a result of additional employees to support 18 additional communities;

•	$2.4 million increase related to the implementation of outsourcing our payroll processing function to ADP; and

•	$4.8 million increase in legal expenses and expenses associated with our exploration of strategic alternatives.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

During the three months ended September 30, 2007 and 2006, we incurred $12.0 million and $1.1 million, respectively, of legal and accounting fees related to the accounting review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions.

Loss on financial guarantees

Loss on financial guarantees was $5.0 million during the three months ended September 30, 2007, which was due to additional losses recorded related to construction cost overrun guarantees on a condominium project.

Provision for doubtful accounts

The increase in provision for doubtful accounts of $1.0 million was primarily comprised of the write-off of advances to a venture when we purchased the remaining equity interest.

Impairment of owned communities

Impairment losses of owned communities were $3.6 million for the three months ended September 30, 2007 related to a community whose carrying amount is not fully recoverable.

Depreciation and amortization

The increase in depreciation and amortization expense of $1.4 million, or 12.1%, was primarily comprised of:

•	$1.3 million from fixed assets placed in service and acceleration of certain asset lives;

•	$1.0 million from the acceleration of amortization related to certain management contracts; and

•	$1.4 million decrease as the result of community sales in 2007.

Write-off of abandoned development projects

The write-off of abandoned projects was $15.6 million in the third quarter of 2007 and $0.8 million in the third quarter of 2006. The increase primarily relates to $13.8 million write-off of capitalized development costs for condominium projects due to adverse economic conditions.

Reimbursed contract services

Reimbursed contract services was $250.3 million for the three months ended September 30, 2007 compared to $224.1 million for the three months ended September 30, 2006. The increase of 11.7% in 2007 was primarily due to an increase in the number of communities managed from 355 to 373.

Other Non-Operating Income and Expense

Total other non-operating income was $4.0 million and $8.8 million for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2006, we recorded $5.0 million of income related to our purchase of Marriott Senior Living Services, Inc. and received a payment of $1.9 million from a third party to satisfy certain management obligations. During the three months ended September 30, 2007, we recorded a gain on debt extinguishment of $1.7 million and a $0.6 million unrealized foreign currency gain.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $52.8 million and $3.3 million during the three months ended September 30, 2007 and 2006, respectively. The 2007 gain consisted of $52.8 million relating to a previous sale of real estate in 2003 where sale accounting was not initially achieved due to the provision of a guarantee of a specified level of cash flows to the buyer. The gain was recognized in July 2007 upon expiration of the guarantee.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

Our share of equity in earnings and return on investment in unconsolidated communities represents our allocation of the results of operations and returns on our investments from distributions from operations and proceeds from transactions with our unconsolidated ventures.

The increase in our share of equity in earnings and return on investment in unconsolidated communities of $56.6 million, or 244.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, was primarily due to one venture in the UK. During 2007, our UK venture in which we have a 20% equity interest sold seven communities to a different UK venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $82.9 million during the three months ended September 30, 2007.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including in our role as general partner. Any remaining distribution is recorded in income. The recapitalization of two ventures with 24 communities during the three months ended September 30, 2006 resulted in a return on investment of $21.6 million.

Excluding these transactions, Sunrise’s share of losses in unconsolidated communities, which is primarily the result of pre-opening expenses and operating losses during the initial lease-up period, totaled $5.3 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively.

Provision for Income Taxes

The provision for income taxes was $17.7 million and $15.6 million for the three months ended September 30, 2007 and 2006, respectively. Our effective tax rate was 31.6% and 50.8% for the three months ended September 30, 2007 and 2006, respectively. Multiple factors impacted the changes in the quarterly rates including a larger change in book income than permanent differences, changes in transfer pricing and foreign permanent items and tax contingencies.

For the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Operating Revenue

Management fees

The increase in management fees revenue of $5.6 million, or 6.3%, was primarily comprised of:

•	$4.4 million of incremental revenues from 18 new communities managed in 2007 for unconsolidated ventures and third parties;

•	$2.7 million of incremental revenues from international communities;

•	$7.8 million decrease due to contract terminations in 2006; and

•	$6.9 million from increased average daily rates associated with existing communities.

Buyout fees

In 2006, Five Star bought out $94.7 million of their management contracts in the first nine months of 2006.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $6.6 million, or 35.2%, was primarily comprised of:

•	$1.2 million in fees paid to us by our ventures or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture;

•	$2.5 million in North American and international development fees from 23 communities under development in 2007 compared to 17 communities under development in 2006; and

•	$1.3 million of fees generated by a Greystone seed capital venture. These fees are earned when the initial development services are successful and permanent financing for the project is obtained.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $16.5 million, or 5.9%, was primarily comprised of:

•	$15.7 million from existing consolidated communities due to an increase in average daily rates and fees for other services; and

•	$0.8 million increase from the acquisition of one community.

Hospice and other ancillary services

The increase in hospice and other ancillary services fees of $53.2 million, or 120.6%, was primarily comprised of revenue from Trinity, which was acquired in September 2006.

Reimbursed contract services

Reimbursed contract services was $718.7 million for the nine months ended September 30, 2007 compared to $693.9 million for the nine months ended September 30, 2006. The increase of 3.6% in 2007 was primarily due to a 5.1% increase in the number of communities managed from 355 to 373.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $10.3 million, or 22.7%, was primarily due to $9.5 million in salaries and employee benefits due to the increase in the number of employees in the North American development organization.

Community expense for consolidated communities

The increase in community expense for consolidated communities of $13.3 million, or 6.6%, was primarily comprised of:

•	$12.7 million increase due to higher care services costs; and

•	$0.5 million from the acquisition of one community.

Hospice and other ancillary services expense

The increase in hospice and other ancillary services expense of $56.2 million, or 127.1%, was primarily comprised of costs associated with the operation of Trinity, which was acquired in September 2006.

Community lease expense

The increase in community lease expense of $3.7 million, or 7.9% was primarily comprised of new international communities and increases in contingent rent. Contingent rent was $6.0 million for the nine months ended September 30, 2007 as compared to $5.8 million for the nine months ended September 30, 2006.

General and administrative

The increase in general and administrative expense of $48.4 million, or 56.1%, was primarily comprised of:

•	$28.7 million increase in bonus expense primarily relating to gains at one of our ventures. During third quarter of 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings during the nine months ended September 30, 2007 of approximately $80.6 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. At September 30, 2007, approximately $8.7 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the UK and Germany ventures. We currently expect this bonus distribution limitation will be satisfied in late 2008, at which time bonus payments would become payable;

•	$2.3 million increase in salaries, employee benefits and travel costs as a result of additional employees to support 14 additional communities;

•	$8.0 million increase related to the implementation of outsourcing our payroll processing function to ADP; and

•	$8.3 million increase in legal expenses and expenses associated with our exploration of strategic alternatives.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

During the nine months ended September 30, 2007 and 2006, we incurred $32.1 million and $1.3 million, respectively, of legal and accounting fees related to the accounting review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions.

Loss on financial guarantees

Loss on financial guarantees was $5.3 million during the nine months ended September 30, 2007 was primarily due to losses recorded related to construction cost overrun guarantees on a condominium project.

Provision for doubtful accounts

The increase in provision for doubtful accounts of $1.8 million was primarily comprised of the write-off of advances to a venture when we purchased the remaining equity interest.

Impairment of owned communities

Impairment losses of owned communities was $3.6 million for the nine months ended September 30, 2007 related to a community whose carrying amount is not fully recoverable.

Depreciation and amortization

The increase in depreciation and amortization expense of $7.4 million, or 21.1%, was primarily comprised of:

•	$6.1 million from fixed assets placed in service and acceleration of certain asset lives;

•	$3.3 million from the acceleration of amortization related to certain management contracts; and

•	$1.3 million and $1.1 million decrease as the result of community sales in 2007 and 2006, respectively.

Write-off of abandoned development projects

The write-off of abandoned projects was $24.5 million in 2007 and $1.3 million for 2006. The increase primarily relates to $21.0 million write-off of capitalized development costs for condominium projects due to adverse economic conditions.

Write-off of unamortized contract costs

The write-off of unamortized contract costs in 2006 primarily related to Five Star’s buyout of their management contracts.

Reimbursed contract services

Reimbursed contract services was $718.7 million for the nine months ended September 30, 2007 compared to $693.9 million for the nine months ended September 30, 2006. The increase of 3.6% in 2007 was primarily due to a 5.1% increase in the number of communities managed from 355 to 373.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(0.4) million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. In 2006, we recorded $5.0 million of income related to our purchase of Marriott Senior Living Services, Inc. and received a payment of $1.9 million from a third party to satisfy certain management obligations. In 2007, we recorded a $3.0 million foreign currency loss.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees. Gains for the nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Nine Months Ended September 30,
	2007	2006

Properties accounted for under basis of performance of services	$3.3	$1.5
Properties accounted for previously under financing method	33.2	—
Properties accounted for previously under deposit method	52.4	31.2
Land sales	—	5.5
Sales of equity interests and other sales	10.5	6.3

Total gains on sale	$99.4	$44.5

During the nine months ended September 30, 2007 and 2006, we recognized pre-tax gains of approximately $88.9 million and $32.7 million, respectively, related to previous sales of real estate where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Nine Months Ended September 30,
	2007	2006
	(In millions)

Sunrise’s share of earnings (losses) in unconsolidated communities	$71.2	$(6.2)
Return on investment in unconsolidated communities	65.1	28.9

	$136.3	$22.7

The increase in our share of equity in earnings and return on investment in unconsolidated communities of $113.6 million, or 499.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was primarily due to one venture in the UK. During 2007, our UK venture in which we have a 20% equity interest sold seven communities to a different UK venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $80.4 million during the nine months ended September 30, 2007.

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

Excluding these transactions, Sunrise’s share of losses in unconsolidated communities, which is primarily the result of pre-opening expenses and operating losses during the initial lease-up period, was relatively unchanged between 2007 and 2006.

Provision for Income Taxes

The provision for income taxes was $31.1 million and $64.9 million for the nine months ended September 30, 2007 and 2006, respectively. Our effective tax rate was 36.7% and 50.7% for the nine months ended September 30, 2007 and 2006, respectively. Multiple factors impacted the changes in the quarterly rates including a larger change in book income than permanent differences, changes in transfer pricing and foreign permanent items and tax contingencies.

Liquidity and Capital Resources

Overview

We had $105.5 million and $82.0 million of unrestricted cash and cash equivalents at September 30, 2007 and 2006, respectively.

To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings. At September 30, 2007, we had 40 communities under construction in North America and Europe and five communities which we were developing through our Greystone subsidiary on behalf of third parties. At June 30, 2008, we had 31 communities under construction in North America and Europe and five communities which we were developing through our Greystone subsidiary on behalf of third parties. We estimate that it will cost approximately $0.7 billion to complete the 31 communities we had in North America and Europe under construction as of June 30, 2008. Of these communities, 28 are either in ventures or committed to ventures and it is expected that the remaining three communities will be put into ventures before the end of 2008. Sunrise’s remaining equity commitments for these projects as of June 30, 2008 is estimated to be as much as $7.0 million. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of June 30, 2008.

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

Long-Term Debt and Bank Credit Facility

At September 30, 2007, we had 215.0 million of outstanding debt with a weighted average interest rate of 7.1%. Of the outstanding debt we had $24.9 million of fixed-rate debt with a weighted average interest rate of 8.5% and $190.1 million of variable rate debt with a weighted average interest rate of 7.0%. At September 30, 2007, we had $3.5 million of debt that is due in 2008.

There were $71.8 million of letters of credit and $50.0 million outstanding under the Bank Credit Facility at September 30, 2007. The letters of credit issued under the Bank Credit Facility expire within one year.

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

We paid the lenders an aggregate fee of approximately $0.9 million and $1.9 million for entering into amendments during 2007 and through July 2008, respectively.

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

Mortgages and Notes Payable

As of September 30, 2007, we consolidated debt of $24.6 million related to two communities which we consider to be variable interest entities.

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans totaling $86.4 million have been classified as current liabilities as of September 30, 2007.

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

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans as well), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts), $53.0 million of which was used to pay down amounts outstanding under our Bank Credit Facility. For additional information, see Note 8 to the condensed consolidated financial statements.

Guarantees

In conjunction with its development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls.

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

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements, and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under the income support guarantees are generally not recoverable.

The maximum potential amount of future fundings for guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at September 30, 2007 and fundings during the nine months ended September 30, 2007 are as follows (in thousands):

		FIN 45 Liability	FAS 5 Liability	Total Liability	Fundings
	Maximum	for Future	for Future	for Future	for the Nine
	Potential Amount	Fundings at	Fundings at	Fundings at	Months Ended
	of Future	September 30,	September 30,	September 30,	September 30,
Guarantee Type	Fundings	2007	2007	2007	2007

Debt repayment	$6,754	$886	$—	$886	$—
Operating deficit	Uncapped	1,017	53,830	54,847	—
Income support	23,000	1,015	17,649	18,664	4,705
Other		—	4,150	4,150	—

Total		$2,918	$75,629	$78,547	$4,705

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.9 billion at September 30, 2007. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities managed by us, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2007, the remaining liability under this obligation is $57.9 million. We have not funded under these guarantees, and do not expect to fund such guarantees in the future.

Germany Venture

We provided pre-opening and management services to eight and nine communities in Germany at September 30, 2007 and June 30, 2008, respectively. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through September 30, 2007 and June 30, 2008, we have funded $18.7 million and $37.0 million, respectively, under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

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

Net cash provided by operating activities was $61.5 million and $155.6 million for the nine months ended September 30, 2007 and 2006, respectively. The change in operating assets and liabilities provided cash of $49.7 million for the nine months ended September 30, 2007 and $62.3 million for the nine months ended September 30, 2006.

Net cash used in investing activities was $68.3 million and $334.0 million for the nine months ended September 30, 2007 and 2006, respectively. Acquisitions decreased by approximately $42.5 million for the nine months ended September 30, 2007 as compared to the year ago period. Dispositions of properties increased $66.1 million for the nine months ended September 30, 2007 as compared to the year ago period. Restricted cash decreased $77.8 million for the nine months ended September 30, 2007 as compared to a year ago period.

Net cash provided by financing activities was $30.4 million and $92.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Subsequent Events

Bank Credit Facility

See “Long-Term Debt and Bank Credit Facility” above for information regarding 2008 amendments to our Bank Credit Facility.

New Mortgage Debt

See “Mortgage Financing” above for information regarding a new mortgage entered into in May 2008.

Trinity Hospice

On September 14, 2006, we acquired Trinity for $75.0 million with the objective of entering the hospice care industry and integrating such services into our core product offering. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the OIG requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that is prior to our acquisition of Trinity. On September 11, 2007, Trinity and we were served with a qui tam complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provision of the Federal False Claims Act. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. Trinity is in the process of complying with the subpoena. See Note 10, for additional information. In the fourth quarter of 2007, we recorded a loss of $5.0 million for possible fines, penalties and damages related to the Trinity OIG investigation, and in the fourth quarter of 2007 recorded an additional loss of $1.0 million. We expect to incur additional costs, which may be substantial, until this matter is resolved.

As of December 31, 2007, Trinity’s average daily census was approximately 1,300 compared to 1,500 at December 31, 2006. The average daily census was approximately 985 at June 30, 2008. This decline in census was partially the result of the closing of certain operating locations in non-core Sunrise markets and Trinity’s focus on remediation efforts. As a result of a review of the goodwill and intangible assets related to Trinity, we recorded an impairment loss of approximately $56.7 million in the fourth quarter of 2007.

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

Recapitalizations

During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a pre-tax gain on sale of approximately $6.7 million and received cash of approximately $5.4 million.

Senior Living Condominium Developments

In the first quarter of 2008, we suspended the development of three condominium projects and as a result, we recorded pre-tax charges totaling approximately $22.3 million in the first quarter of 2008.

Real Estate Transactions

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

In June 2006, a new unconsolidated venture in which we held a 20% ownership interest acquired three communities and their management contracts from a third party. The total purchase price was $34.3 million, of which we contributed $3.8 million. In the fourth quarter of 2007, due to deteriorating performance for two of the three communities, an impairment charge of $8.9 million was recorded in the venture under SFAS No. 144, and we recorded our proportionate share of the loss, $1.8 million. In addition in the fourth quarter of 2007, we wrote off our receivables due from the venture of approximately $1.9 million.

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

Legal and Accounting Fees Related to Accounting Review, Special Independent Committee Inquiry and Related Matters

During the fourth quarter of 2007 and the six months ended June 30, 2008, we incurred or expect to incur legal and accounting fees of approximately $43.1 million related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions.

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

As part of our plan to reduce corporate expenses, we on July 31, 2008 also announced a program that is intended to generate savings of $15 million to $20 million on an annualized basis beginning in 2009. We expect to achieve this through reorganization of our corporate cost structure, including implementation of a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other areas. Projected savings exclude an estimated restructuring charge of at least $7 million in 2008.

Results of Operations for 2007 and the Three Months Ended March 31, 2008

For information on our results of operations for 2007 and the three months ended March 31, 2008, please refer to our 2007 Form 10-K and our Form 10-Q for the quarter ended March 31, 2008 filed on July 31, 2008 and August 20, 2008, respectively.

Impact of Changes in Accounting Standards

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

We are exposed to market risk from changes in interest rates primarily through variable rate debt, variable rate notes receivable and variable rate bonds. Our exposure to market risk has not materially changed since December 31, 2006.

Item 4.	Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its 2006 and 2007 Form 10-Ks and its Form 10-Qs since the first quarter of 2006, including this Form 10-Q. In addition, as described in Item 9A of our 2007 Form 10-K, management determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting at December 31, 2006 relating to the entity-level control environment and process and transaction level controls continued to exist at December 31, 2007. Based on this evaluation, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007.

As disclosed in Item 9A of our 2006 Form 10-K filed on March 24, 2008, from the outset of the Special Independent Committee inquiry, the Board was committed to addressing weaknesses in internal controls and processes that may have caused, or failed to detect, the errors in accounting that were restated in our 2006 Form 10-K, and directed the Special Independent Committee to recommend remedial measures, based on its findings, to prevent recurrence of the inappropriate accounting practices that were corrected in the restatement of the Company’s 2005 and prior period financial statements reflected in our 2006 Form 10-K and ensure sound, timely and accurate financial reporting and comprehensive disclosure. During the pendency of the Special Independent Committee inquiry, the Board of Directors undertook a careful and critical self-assessment of the ways in which the Company managed itself to determine how existing corporate governance practices could be strengthened. As previously disclosed in our 2006 Form 10-K and in our 2007 Form 10-K filed on July 31, 2008, as a result of these combined efforts, in March 2008, the Board unanimously adopted and began implementing a remedial framework, which is summarized in Item 9A of our 2006 Form 10-K and in Item 9A of our 2007 Form 10-K.

Management, under the direction of the CEO and CFO, has been directing remediation efforts, including implementation of the Board approved remedial framework. In connection with the preparation of our audited financial statements for 2007 and our unaudited financial statements for the three and nine months ended September 30, 2007, we continued performing the compensating controls and procedures that we implemented in 2006 and designed to assure that any weaknesses in internal control did not impact the preparation of our consolidated financial statements. Since the filing of our 2006 Form 10-K on March 24, 2008, we have continued to build on the remedial actions undertaken in 2007 and continued to implement the Board adopted remedial framework. While efforts continue, management believes that the Company has made significant improvements to the control environment and to the Company’s accounting operations, primarily through the previously disclosed extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated in 2008.

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding pending and resolved or settled legal proceedings, see Note 10 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent previously updated. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report on the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended September 30, 2007 were as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

July 1 — July 31, 2007	—	$—	—	—
August 1 — August 31, 2007	—	—	—	—
September 1 — September 30, 2007	1,037	35.04	—	—

Total	1,037	$35.04	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August 2008.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

/s/ Julie A. Pangelinan
Julie A. Pangelinan
Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.1	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45
10.2	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46
10.3	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47
10.4	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48
10.5	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49
10.6	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50
10.7	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.8	Stipulated Final Order of the Delaware Court of Chancery, dated September 5, 2007, settling the litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law.	8-K	September 10, 2007	10.1
10.9	Stipulated Final Order of the Delaware Court of Chancery, dated October 10, 2007, settling certain litigation filed by SEIU Master Trust regarding Sunrise Senior Living Inc.’s 2007 annual meeting of stockholders.	8-K	October 12, 2007	10.1
10.10	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

Incorporated by Reference
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.11	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.