Form 10-Q
period 2008-06-30
SUNRISE SENIOR LIVING INC
filed 2008-09-10
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 50,964,370 shares of the Registrant’s common stock outstanding at August 29, 2008.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2008

Explanatory Note

This Form 10-Q for the quarter ended June 30, 2008 was delayed due to the time required to perform a comprehensive accounting review to restate our previously filed financial statements for 2005 and prior years to correct various accounting errors (“Accounting Review”), as well as to complete the independent inquiry conducted by the Special Independent Committee of our Board of Directors (“Special Independent Committee inquiry”). For additional information regarding these matters, please refer to our Form 10-K for the year ended December 31, 2006 filed on March 24, 2008 and the section entitled “Special Independent Committee Inquiry and Accounting Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K filed on July 31, 2008.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
(In thousands, except per share and share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$74,828	$138,212
Accounts receivable, net	74,386	76,909
Income taxes receivable	65,750	63,624
Notes receivable	5,593	—
Due from unconsolidated communities, net	40,721	61,854
Deferred income taxes, net	33,567	33,567
Restricted cash	38,934	61,999
Assets held for sale	20,619	12,716
Prepaid insurance	2,453	23,720
Prepaid expenses and other current assets	56,299	57,363

Total current assets	413,150	529,964
Property and equipment, net	657,299	656,211
Property and equipment subject to financing, net	—	58,871
Investments in marketable securities	35,280	—
Notes receivable	10,114	9,429
Due from unconsolidated communities	59,635	19,555
Intangible assets, net	77,926	83,769
Goodwill	169,736	169,736
Investments in unconsolidated communities	102,625	97,173
Restricted cash	131,817	165,386
Other assets, net	11,055	8,503

Total assets	$1,668,637	$1,798,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$65,794	$122,541
Outstanding draws on bank credit facility	75,000	100,000
Accounts payable and accrued expenses	219,127	275,362
Due to unconsolidated communities	31,283	37,344
Deferred revenue	8,179	9,285
Entrance fees	34,706	34,512
Self-insurance liabilities	53,445	52,267

Total current liabilities	487,534	631,311
Long-term debt, less current maturities	240,021	31,347
Liabilities related to properties accounted for under the financing method	—	54,317
Investment accounted for under the profit-sharing method	15,844	51,377
Guarantee liabilities	59,654	80,814
Self-insurance liabilities	84,429	74,971
Deferred gains on the sale of real estate and deferred revenues	85,747	74,367
Deferred income tax liabilities	52,492	82,605
Other long-term liabilities, net	112,513	133,717

Total liabilities	1,138,234	1,214,826

Minority interests	12,189	10,208
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,973,087 and 50,556,925 shares issued and outstanding, net of 242,049 and 103,696
treasury shares, at June 30, 2008 and December 31, 2007, respectively	510	506
Additional paid-in capital	458,258	452,640
Retained earnings	47,222	112,123
Accumulated other comprehensive income	12,224	8,294

Total stockholders’ equity	518,214	573,563

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,668,637	$1,798,597

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management and buyout fees	$32,799	$31,747	$67,902	$60,528
Professional fees from development, marketing and other	17,111	5,824	29,419	9,399
Resident fees for consolidated communities	105,494	97,816	211,711	198,989
Hospice and other ancillary services	26,762	32,782	53,453	66,592
Reimbursed contract services	251,935	239,849	504,698	468,397

Total operating revenues	434,101	408,018	867,183	803,905
Operating expenses:
Development and venture expense	22,787	20,097	49,076	36,574
Community expense for consolidated communities	78,608	73,258	156,069	143,661
Hospice and other ancillary services	35,746	34,679	69,805	71,623
Community lease expense	14,884	15,347	29,732	30,194
General and administrative	43,305	37,545	73,263	64,461
Accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	4,938	12,906	23,428	20,095
Loss (gain) on financial guarantees and other contracts	572	(852)	727	335
Provision for doubtful accounts	2,183	1,503	4,413	2,289
Depreciation and amortization	12,162	14,288	24,932	29,158
Impairment of long-lived assets	2,349	—	2,349	—
Write-off of abandoned development projects	11,719	8,145	36,697	8,973
Reimbursable contract services	252,715	239,849	503,308	468,397

Total operating expenses	481,968	456,765	973,799	875,760

Loss from operations	(47,867)	(48,747)	(106,616)	(71,855)
Other non-operating income (expense):
Interest income	1,527	2,562	3,045	4,838
Interest expense	(2,677)	(984)	(4,013)	(5,126)
Unrealized loss on trading securities	(720)	—	(4,720)	—
Other expense	530	1,455	(5,606)	(4,081)

Total other non-operating (expense) income	(1,340)	3,033	(11,294)	(4,369)
Gain on the sale and development of real estate and equity interests	3,952	2,910	14,312	46,651
Sunrise’s share of earnings and return on investment in unconsolidated communities	2,047	53,163	8,342	56,514
(Loss) gain from investments accounted for under the profit-sharing method	(791)	86	(499)	(219)
Minority interests	2,413	1,019	4,281	2,159

(Loss) Income before benefit from (provision for) income taxes	(41,586)	11,464	(91,474)	28,881
Benefit from (provision for) income taxes	9,810	(3,472)	26,573	(13,409)

Net (loss) income	$(31,776)	$7,992	$(64,901)	$15,472

Earnings per share data:
Basic net (loss) income per common share	$(0.63)	$0.16	$(1.29)	$0.31
Diluted net (loss) income per common share	(0.63)	0.15	(1.29)	0.30

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
(In thousands)

Operating activities
Net (loss) income	$(64,901)	$15,472
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(14,312)	(46,651)
Loss from investments accounted for under the profit-sharing method	499	219
Unrealized loss on trading securities	4,720	—
Sunrise’s share of earnings and return on investment in unconsolidated communities	(8,342)	(56,514)
Loss on financial guarantees and other contracts	727	335
Distributions of earnings from unconsolidated communities	13,042	66,309
Minority interest	(4,281)	(2,159)
Provision for doubtful accounts	4,413	2,289
Provision for deferred income taxes	(32,239)	10,635
Depreciation and amortization	24,932	29,158
Amortization of financing costs	739	—
Impairment of long-lived assets	2,349	—
Write-off of abandoned development projects	36,697	8,973
Stock-based compensation	1,457	1,848
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,648)	(35,037)
Due from unconsolidated senior living communities	16,943	28,313
Prepaid expenses and other current assets	22,649	(9,145)
Other assets	(1,938)	(6)
Increase (decrease) in:
Accounts payable and accrued expenses	(21,081)	15,893
Entrance fees	194	(998)
Captive insurance restricted cash	9,247	4,858
Self-insurance liabilities	10,636	9,558
Guarantee liabilities	(21,625)	3,386
Deferred revenue and gains on the sale of real estate	3,623	11,468

Net cash (used in) provided by operating activities	(18,500)	58,204

Investing activities
Capital expenditures	(97,688)	(105,350)
Dispositions of property	29,559	29,522
Change in restricted cash	7,387	10,549
Change in captive insurance restricted cash	40,000	—
Purchases of short-term investments	(102,800)	(273,800)
Proceeds from short-term investments	62,800	273,800
Increase in investments and notes receivable	(191,714)	(114,194)
Proceeds from investments and notes receivable	88,312	119,433
Investments in unconsolidated communities	(15,844)	(8,832)
Distributions of capital from unconsolidated communities	176	334

Net cash used in investing activities	(179,812)	(68,538)

Financing activities
Net proceeds from exercised options	4,165	—
Additional borrowings of long-term debt	197,380	22,800
Repayment of long-term debt	(70,112)	(7,374)
Financing costs	(2,767)	—
Contribution from minority interests	6,874	250
Distributions to minority interest	(612)	(558)

Net cash provided by financing activities	134,928	15,118

Net (decrease) increase in cash and cash equivalents	(63,384)	4,784
Cash and cash equivalents at beginning of period	138,212	81,990

Cash and cash equivalents at end of period	$74,828	$86,774

See accompanying notes

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our 2007 Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

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

At June 30, 2008, we held investments in auction rate securities with a face amount of $40.0 million. These securities are backed by student loans issued with interest rates ranging from 4.24% to 6.32%. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading and carry them at fair value. The fair value of the securities at June 30, 2008 was determined to be $35.3 million and we recorded an unrealized loss of $0.7 million and $4.7 million for the three and six months ended June 30, 2008, respectively. These auction rate securities are collateral for letters of credit.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumption of pricing by secondary market participants, including assumptions about risk.

As discussed in Note 7, at June 30, 2008, we have interest rate caps relating to mortgage debt for 16 of our wholly-owned subsidiaries. The fair value of the interest rate caps are $0.5 million at June 30, 2008. The valuation was based on Level 2 prevailing market data.

3.	Assets Held for Sale

At June 30, 2008 and December 31, 2007, approximately $20.6 million and $12.7 million of assets, respectively, were held for sale. The majority of these assets are undeveloped land parcels and certain condominium units that were acquired through a prior acquisition. In accordance with SFAS No. 144, Accounting for the

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

Impairment or Disposal of Long-Lived Assets, we classify an asset as held for sale when all of the following criteria are met:

•	executive management has committed to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the sale have been initiated;

•	the asset is actively being marketed; and

•	the sale of the asset is probable and it is unlikely that significant changes to the sale plan will be made.

In some instances, we may decide to sell certain wholly-owned operating communities. While these communities meet many of the criteria to be considered held for sale, due to the fact that the sale of operating communities, even after a binding purchase and sale agreement has been entered into, are subject to substantial due diligence and historically have not always been consummated, we do not believe that the “probable” criteria is generally met until the community is sold. Upon designation as an asset held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

4.	Sales of Real Estate

During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a gain on sale of approximately $6.7 million in the first quarter of 2008.

In December 2007, we sold a majority membership interest in an entity which owned an operating community. In conjunction with the sale, the buyer had the option to put its interests and shares back to us if certain conditions were not met by June 2008. If the conditions were met prior to June 2008, the buyer’s put option would be extinguished. As of December 31, 2007, the conditions were not met. Due to the existence of the put option that allowed the buyer to compel us to repurchase the property, we applied the financing method of accounting. The total property and equipment subject to financing, net, was $58.9 million and the liability relating to properties subject to the financing method was $54.3 million at December 31, 2007. In February 2008, the required conditions were met, the buyer’s put option was extinguished and sale accounting was achieved. In connection with the sale, we also provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million was initially deferred and will be recognized using the basis of performance of services method. We recorded $1.6 million and $1.8 million of the gain for three months ended March 31, 2008 and June 30, 2008, respectively.

During the second quarter of 2008, we sold two parcels of undeveloped land and recognized a gain of $1.3 million on the sales.

The remaining gains of $2.9 million for the six months ended June 30, 2008 primarily relate to gains from the application of the basis of performances of services method for prior sales of communities under development.

5.	Impairment of Long-Lived Assets and Abandoned Development Projects

In the second quarter of 2008, after a market review, we impaired a community that is no longer occupied and recognized an impairment loss of $2.3 million to reflect its estimated current value less costs to sell.

In the first quarter of 2008, we suspended the development of three condominium projects and we wrote-off approximately $25.0 million. During the second quarter of 2008, we expensed an additional $1.2 million of costs relating to these projects.

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

Based in part on our decision to decrease our development pipeline, we wrote off approximately $10.5 million of costs relating to development projects we discontinued during 2008.

6.	Investments in Unconsolidated Senior Living Communities

The following is summarized income statement information for equity investees for which annual audited financial statements are required under SX Rule 3-09:

Three Months Ended June 30, 2007
Net Loss
	Total	before
	Operating	Provision for
	Revenues	Income Taxes	Net Loss
(Dollars in thousands)

AL US Development Venture, LLC	$18,754	$(8,580)	$(8,580)

Six Months Ended June 30, 2007
Net Loss
	Total	before
	Operating	Provision for
	Revenues	Income Taxes	Net Loss

AL US Development Venture, LLC	$36,841	$(8,049)	$(8,049)

The venture is treated as a partnership for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members. Audited financial statements are only required for the above venture in 2007 and, therefore, unaudited quarterly information is not required in 2008.

7.	Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Outstanding draws on Bank Credit Facility	$75,000	$100,000
Mortgages, notes payable and other	281,569	129,294
Variable interest entity debt	24,246	24,594

	380,815	253,888
Current maturities	(140,794)	(222,541)

	$240,021	$31,347

Bank Credit Facility

Our Bank Credit Facility has an initial term of four years and matures on December 2, 2009, unless extended for an additional one-year period upon satisfaction of certain conditions. The letters of credit under our Bank Credit Facility expire within one year. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

During 2007, we entered into several amendments to our Bank Credit Facility extending the time period for furnishing quarterly and audited financial statements to the lenders. There were $75.0 million of outstanding borrowings and $26.3 million of letters of credit outstanding under our Bank Credit Facility at June 30, 2008. The Bank Credit Facility carries an interest rate of LIBOR plus 2.75% (5.21% at June 30, 2008).

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In addition, pursuant to the July 2008 amendment, until we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and are in compliance with all financial covenants in the Bank Credit Facility for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

Following the July 2008 amendment, we will pay fees on the unused amount available under the Bank Credit Facility. Prior to the July 2008 amendment, fees on the unused amount were based on the then outstanding maximum amount of $250 million. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments, of which $1.1 million was recorded during the three months ended March 31, 2008 and $0.8 million was recorded during the three months ended June 30, 2008.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive directly issued $43.3 million of letters of credit that had been previously issued under the Bank Credit Facility.

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

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent.

As of June 30, 2008, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending on September 30, 2008.

In the event that we are unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates or are not in compliance with the financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the quarter ending December 31, 2008, or fail to comply with the new liquidity covenants included in the July 2008 amendment, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information or the covenant compliance requirements, exercise their rights to accelerate the payment of all amounts then outstanding under the Bank Credit Facility and require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the Bank Credit Facility.

As of June 30, 2008, we had borrowing availability of approximately $58.7 million under the Bank Credit Facility. Taking into account the new liquidity covenants included in the July 2008 amendment to the Bank Credit Facility described above, we believe this availability and unrestricted cash balances of approximately $75.0 million at June 30, 2008 will be sufficient to support our operations over the next twelve months.

New Mortgage Debt

On May 7, 2008, 16 of our wholly-owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The Borrowers must repay the mortgage loans in monthly installments of principal and variable interest. Principal payments are based on a 30-year amortization schedule using an interest rate of 5.92%. Variable monthly interest payments are in an amount equal to (i) one third (1/3) of the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12). The maturity date on which the mortgage loans must be repaid in full is June 1, 2013.

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

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts), $53.0 million of which was used to pay down amounts outstanding under our Bank Credit Facility.

Other

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($46.5 million) have been classified as current liabilities as of June 30, 2008.

8.	Income Taxes

The total amount reserved for unrecognized tax benefits as of December 31, 2007 was $27.6 million. Unrecognized tax benefits represents positions taken on our tax returns, or expected to be taken on our tax returns, the benefit of which have not been recognized for book purposes. Changes in the uncertain tax positions during 2008 were as follows:

(In thousands)

Reserved for unrecognized tax benefit at beginning of year (January 1, 2008)	$27,556
Decrease attributable to tax positions taken during a prior period	(15,840)
Additions attributable to tax positions taken during a prior period	1,781
Addition attributable to tax positions taken during a current period	1,795
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse in statute of limitations	—

Reserved for unrecognized tax benefit at June 30, 2008	$15,292

The total unrecognized tax benefits as of June 30, 2008 of $15.3 million is composed of tax positions that, if recognized, would favorably impact the effective tax rate. In accordance with our accounting policy, we recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Our consolidated statement of operations for the six months ended June 30, 2008 and our consolidated balance sheet as of that date include interest and penalties of $(0.5) million and $3.0 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. Our federal tax returns for periods prior to 2004 are closed to examination. Subsequent to December 31, 2007, our 2005 federal tax return issues were settled with the IRS resulting in a tax liability of $0.2 million. Our 2006 federal tax return is currently being examined by the IRS. We have no other income tax return examinations by U.S., state, local or foreign jurisdictions. We file in a number of U.S., state and local jurisdictions and our 2003 — 2006 tax

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

returns remain open to examination. Our tax returns in the United Kingdom remain open to examination for the tax years 2001-2007. In Canada, our tax returns remain open for the years 2004-2007 and our tax returns in Germany remain open for the tax years 2001-2007.

9.	Stock-Based Compensation

On March 19, 2008, we granted an executive non-qualified stock options to purchase 240,000 shares of common stock at a price of $18.25 and 164,383 shares of restricted stock. The options and restricted stock vest 20% per year beginning in 2009. On May 6, 2008, we granted an executive non-qualified stock options to purchase 54,394 shares of common stock at a price of $22.42. Also in the first six months of 2008, a former executive exercised stock options and received 361,272 shares of common stock and two former employees vested in 26,168 shares of restricted stock.

10.	Commitments and Contingencies

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

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at June 30, 2008 and fundings during the six months ended June 30, 2008 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2008
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008

Debt repayment	$5,566	$637	$—	$637	$—
Operating deficit	Uncapped	1,241	47,276	48,517	14,500
Income support	23,000	850	9,525	10,375	7,000
Other		—	125	125	125

Total		$2,728	$56,926	$59,654	$21,625

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.1 billion at June 30, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2008, the remaining liability under this obligation is $63.5 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Germany Venture

We provided pre-opening and management services to nine communities in Germany at June 30, 2008. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

On September 1, 2008, we paid €3.0 million ($4.4 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We expect to exercise our option in 2009. Also on September 1, 2008, we entered into an agreement with our partner that gives us the permission to immediately pursue potential restructuring of loans with venture lenders and pursue potential sales of some or all of the nine communities in the venture. Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), this is a reconsideration event and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at fair value, and we are currently in the process of determining fair value. The face value of the debt at September 1, 2008 for all nine communities is approximately €187.0 million with a weighted average interest rate of 6.88%.

Legal Proceedings

Trinity OIG Investigation and Qui Tam Action

As previously disclosed, on September 14, 2006, we acquired all of the outstanding stock of Trinity Hospice Inc. (“Trinity”). As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. On January 3, 2007, Trinity received a subpoena from the Phoenix field office of the Office of the Inspector General of the Department of Health and Human Services (“OIG”) requesting certain information regarding Trinity’s operations in three locations for the period January 1, 2000 through June 30, 2006, a period that was prior to the Company’s acquisition of Trinity. The Company was advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the Federal False Claims Act (“FCA”). In addition to recovery of any Medicare reimbursements previously paid for false claims, an entity found to have submitted false claims under the FCA may be subject to treble damages plus a fine of between $5,500 and $11,000 for each false claim submitted. Trinity has complied with the subpoena and continues to supplement its responses as requested.

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

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

At June 30, 2008, we had a $6.0 million accrual for possible fines, penalties and damages related to this matter.

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

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. The three cases are captioned: Brockton Contributory Retirement System v. Paul J. Klaassen, et al., Case No. 1:07CV00143 (USDC); Catherine Molner v. Paul J. Klaassen, et al., Case No. 1:07CV00227 (USDC) (filed 1/31/2007); Robert Anderson v. Paul J. Klaassen, et al., Case No. 1:07CV00286 (USDC) (filed 2/5/2007). Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. On the date that their oppositions to those motions were due, the plaintiffs instead attempted to file, over the defendants’ objections, an amended consolidated complaint that does not substantially alter the nature of their claims. The amended consolidated complaint was eventually accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed motions to dismiss the amended consolidated complaint on June 16, 2008, and those motions have been briefed and are pending. The plaintiffs also have filed a motion to lift the stay on discovery in this derivative suit. The motion has been briefed and is pending.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced those documents to the plaintiffs on May 16, 2008. Supplemental briefing on defendants’ motions to dismiss is continuing.

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

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

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

11.	Net (Loss) Income per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(31,776)	$7,992	$(64,901)	$15,472

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	50,347	49,874	50,271	49,819
Effect of dilutive securities:
Employee stock options and restricted stock	—	1,772	—	1,661

Denominator for diluted net (loss) income per common share — weighted average shares plus assumed conversions	50,347	51,646	50,271	51,480

Basic net (loss) income per common share	$(0.63)	$0.16	$(1.29)	$0.31

Diluted net (loss) income per common share	(0.63)	0.15	(1.29)	0.30

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 2,893,040 and 2,000 for the three months ended June 30, 2008 and 2007, respectively, and 2,773,447 and 2,000 for the six months ended June 30, 2008 and 2007, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

12.	Information about Sunrise’s Segments

We have four operating segments for which operating results are regularly reviewed by chief operating decision makers: domestic operations, international operations (including Canada), Greystone and Trinity. The domestic, Greystone and international segments develop, acquire, dispose and manage senior living communities. Trinity provides end of life care and support services to terminally ill patients and their families.

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment results are as follows (in thousands):

	For the Three Months Ended June 30, 2008
	Domestic	Greystone	International	Trinity	Total

Revenues	$395,691	$5,542	$21,184	$11,684	$434,101
Interest income	799	16	709	3	1,527
Interest expense	2,005	—	610	62	2,677
Sunrise’s share of earnings and return on investment in unconsolidated communities	2,045	—	2	—	2,047
Depreciation and amortization	10,919	793	248	202	12,162
Loss before benefit from income taxes	(18,693)	(5,060)	(10,303)	(7,530)	(41,586)

	For the Three Months Ended June 30, 2007
	Domestic	Greystone	International	Trinity	Total

Revenues	$368,588	$4,759	$18,360	$16,311	$408,018
Interest income	2,291	52	121	98	2,562
Interest expense	983	—	1	—	984
Sunrise’s share of earnings and return on investment in unconsolidated communities	53,298	—	(135)	—	53,163
Depreciation and amortization	12,713	881	63	631	14,288
Income (loss) before provision for income taxes	17,499	(4,153)	(222)	(1,660)	11,464

	For the Six Months Ended June 30, 2008
	Domestic	Greystone	International	Trinity	Total

Revenues	$791,886	$11,428	$39,118	$24,751	$867,183
Interest income	1,768	53	1,205	19	3,045
Interest expense	3,480	—	460	73	4,013
Sunrise’s share of earnings and return on investment in unconsolidated communities	7,718	—	624	—	8,342
Depreciation and amortization	22,434	1,757	337	404	24,932
Loss before benefit from income taxes	(55,959)	(9,325)	(13,150)	(13,040)	(91,474)

	For the Six Months Ended June 30, 2007
	Domestic	Greystone	International	Trinity	Total

Revenues	$733,341	$6,063	$30,071	$34,430	$803,905
Interest income	4,321	86	245	186	4,838
Interest expense	5,119	—	3	4	5,126
Sunrise’s share of earnings and return on investment in unconsolidated communities	58,806	—	(2,292)	—	56,514
Depreciation and amortization	25,729	2,054	131	1,244	29,158
Income (loss) before provision for income taxes	44,799	(10,879)	(4,437)	(602)	28,881

As Greystone’s development contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. However, development costs are expensed as incurred, which results in a net loss for the segment. In the second quarter of 2008 and 2007, we billed and collected $2.6 million and $2.7 million, respectively, of development fees of which $2.0 million and $2.5 million,

Sunrise Senior Living. Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively, was deferred and will be recognized when the contract is completed. In the first six months of 2008 and 2007, we billed and collected $5.3 million and $8.0 million, respectively, of development fees of which $4.8 million and $7.5 million, respectively, was deferred and will be recognized when the contract is completed.

13.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(31,776)	$7,992	$(64,901)	$15,472
Foreign currency translation adjustment, net of tax	167	707	2,413	4,215
Equity interest in investees’ other comprehensive income, net of tax	1,604	195	1,517	269

Comprehensive (loss) income	$(30,005)	$8,894	$(60,971)	$19,956

14.	Supplemental Cash Flow Information

Interest paid was $7.0 million and $10.1 million for the six months ended June 30, 2008 and 2007, respectively. Interest capitalized was $3.7 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. Income taxes paid was $1.0 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.

15.	Subsequent Events

Bank Credit Facility

See disclosure regarding changes to our Bank Credit Facility in Note 7.

Germany Venture

See disclosure regarding our option to acquire the Germany venture in Note 10.

Investments

On September 2, 2008, Health Care REIT, Inc. announced an agreement to acquire the 90% ownership interest in a venture held by Arcapita, Inc. for $643.5 million. We will retain our 10% ownership interest in the venture and we will continue to manage the properties. The acquisition price includes the assumption of approximately $309 million of existing non-recourse mortgage debt. We expect to receive a cash distribution from the venture of approximately $50 million to $60 million. The current carrying value in our equity method investment is $0. After the transaction, we expect to reserve approximately $9 million for 18 months for potential indemnification obligations and, therefore, expect to record $41 million to $51 million as a return on our investment in “Sunrise’s share of earnings and return on investment in unconsolidated communities” in our consolidated statement of operations in the fourth quarter of 2008.

Restructuring Plan

On July 31, 2008, we announced our strategic plan, which included the implementation of a voluntary separation program for certain employees, as well as other reductions related to administrative processes. We currently expect to record severance expense of approximately $4.9 million, $2.6 million and $0.6 million in the third quarter of 2008, the fourth quarter of 2008 and 2009 based on actions taken to date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to achieve the anticipated savings from our cost-savings program; the outcome of the SEC’s investigation; the outcomes of pending putative class action and derivative litigation; the outcome of the Trinity OIG investigation and qui tam proceeding; the outcome of the IRS audit of our tax return for the tax year ended December 31, 2006 and employment tax returns for 2004, 2005 and 2006; the status of the exploration of strategic alternatives; our ability to comply with the terms of the amendment of our bank credit facility or to obtain a further extension of the period for providing the lenders with required financial information and for complying with certain financial covenants; our ability to continue to recognize income from refinancings and sales of communities by ventures; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; risk resulting from any international expansion; risk associated with any new service offerings; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of downturns in general economic conditions; availability of financing for development; closing risk associated with Health Care REIT, Inc.’s pending acquisition of the 90% ownership interest in a venture held by Arcapita, Inc. and other risks detailed in our 2007 Annual Report on Form 10-K filed with the SEC, as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise”, the “Company,” “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Information provided in this Form 10-Q for periods subsequent to June 30, 2008 is preliminary and remains subject to review by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Our long-range strategic objectives are set forth in our 2007 Form 10-K.

At June 30, 2008, we operated 445 communities, including 403 communities in the United States, 14 communities in Canada, 19 communities in the United Kingdom and nine communities in Germany, with a total resident capacity of approximately 54,800. We owned or had an ownership interest in 271 of these communities and 174 were managed for third parties. In addition, at June 30, 2008, we provided pre-opening management and professional services to 36 communities under construction, of which 27 communities are in the United States, one community is in Canada and eight communities are in the United Kingdom, with a combined capacity for approximately 4,600 residents.

Refer to our 2007 Form 10-K for a discussion of our critical accounting estimates. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. For information regarding these various guarantees refer to “Liquidity and Capital Resources” below.

Results of Operations

Our results of operations for each of the three months ended June 30, 2008 and 2007 were as follows:

				Percent
			Variance	Change
	For the Three Months Ended June 30,		2008 vs.	2008 vs.	Favorable/
	2008	2007	2007	2007	(Unfavorable)
(In thousands, except per share amounts)
	(unaudited)

Operating revenue:
Management and buyout fees	$32,799	$31,747	$1,052	3.3%	F
Professional fees from development, marketing and other	17,111	5,824	11,287	193.8%	F
Resident fees for consolidated communities	105,494	97,816	7,678	7.8%	F
Hospice and other ancillary services	26,762	32,782	(6,020)	18.4%	U
Reimbursed contract services	251,935	239,849	12,086	5.0%	F

Total operating revenue	434,101	408,018	26,083	6.4%	F

Operating expenses:
Development and venture expense	22,787	20,097	2,690	13.4%	U
Community expense for consolidated communities	78,608	73,258	5,350	7.3%	U
Hospice and other ancillary services	35,746	34,679	1,067	3.1%	U
Community lease expense	14,884	15,347	(463)	3.0%	F
General and administrative	43,305	37,545	5,760	15.3%	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	4,938	12,906	(7,968)	61.7%	F
Loss (gain) on financial guarantees and other contracts	572	(852)	1,424	NM	U
Provision for doubtful accounts	2,183	1,503	680	45.2%	U
Depreciation and amortization	12,162	14,288	(2,126)	14.9%	F
Impairment of long-lived assets	2,349	—	2,349	N/A	U
Write-off of abandoned development projects	11,719	8,145	3,574	43.9%	U
Reimbursable contract services	252,715	239,849	12,866	5.4%	U

Total operating expenses	481,968	456,765	25,203	5.5%	U

Loss from operations	(47,867)	(48,747)	880	1.8%	F
Other non-operating income (expense):
Interest income	1,527	2,562	(1,035)	40.4%	U
Interest expense	(2,677)	(984)	(1,693)	172.1%	U
Unrealized loss on trading securities	(720)	—	(720)	N/A	U
Other income	530	1,455	(925)	63.6%	U

Total other non-operating (expense) income	(1,340)	3,033	(4,373)	NM	U
Gain on the sale and development of real estate
and equity interests	3,952	2,910	1,042	35.8%	F
Sunrise’s share of earnings and return on
investment in unconsolidated communities	2,047	53,163	(51,116)	96.1%	U
(Loss) gain from investments accounted for under the
profit sharing method	(791)	86	(877)	NM	U
Minority interests	2,413	1,019	1,394	136.8%	F

(Loss) income before benefit from (provision for) income taxes	(41,586)	11,464	(53,050)	NM	U
Benefit from (provision for) income taxes	9,810	(3,472)	13,282	NM	U

Net (loss) income	$(31,776)	$7,992	$(39,768)	NM	U

Basic net (loss) income per share	$(0.63)	$0.16	$(0.79)	NM	U
Diluted net (loss) income per share	(0.63)	0.15	(0.78)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Our results of operations for each of the six months ended June 30, 2008 and 2007 were as follows:

				Percent
			Variance	Change
	For the Six Months Ended June 30,		2008 vs.	2008 vs.	Favorable/
	2008	2007	2007	2007	(Unfavorable)
(In thousands, except per share amounts)
	(unaudited)

Operating revenue:
Management and buyout fees	$67,902	$60,528	$7,374	12.2%	F
Professional fees from development, marketing and other	29,419	9,399	20,020	213.0%	F
Resident fees for consolidated communities	211,711	198,989	12,722	6.4%	F
Hospice and other ancillary services	53,453	66,592	(13,139)	19.7%	U
Reimbursed contract services	504,698	468,397	36,301	7.8%	F

Total operating revenue	867,183	803,905	63,278	7.9%	F

Operating expenses:
Development and venture expense	49,076	36,574	12,502	34.2%	U
Community expense for consolidated communities	156,069	143,661	12,408	8.6%	U
Hospice and other ancillary services	69,805	71,623	(1,818)	2.5%	F
Community lease expense	29,732	30,194	(462)	1.5%	F
General and administrative	73,263	64,461	8,802	13.7%	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	23,428	20,095	3,333	16.6%	U
Loss on financial guarantees and other contracts	727	335	392	117.0%	U
Provision for doubtful accounts	4,413	2,289	2,124	92.8%	U
Depreciation and amortization	24,932	29,158	(4,226)	14.5%	F
Impairment of long-lived assets	2,349	—	2,349	N/A	U
Write-off of abandoned development projects	36,697	8,973	27,724	309.0%	U
Reimbursable contract services	503,308	468,397	34,911	7.5%	U

Total operating expenses	973,799	875,760	98,039	11.2%	U

Loss from operations	(106,616)	(71,855)	(34,761)	48.4%	U
Other non-operating income (expense):
Interest income	3,045	4,838	(1,793)	37.1%	U
Interest expense	(4,013)	(5,126)	1,113	21.7%	F
Unrealized loss on trading securities	(4,720)	—	(4,720)	N/A	U
Other expense	(5,606)	(4,081)	(1,525)	37.4%	U

Total other non-operating expense	(11,294)	(4,369)	(6,925)	158.5%	U
Gain on the sale and development of real estate
and equity interests	14,312	46,651	(32,339)	69.3%	U
Sunrise’s share of earnings and return on
investment in unconsolidated communities	8,342	56,514	(48,172)	85.2%	U
Loss from investments accounted for under the
profit sharing method	(499)	(219)	(280)	127.9%	U
Minority interests	4,281	2,159	2,122	98.3%	F

(Loss) income before benefit from (provision for) income taxes	(91,474)	28,881	(120,355)	NM	U
Benefit from (provision for) income taxes	26,573	(13,409)	39,982	NM	U

Net (loss) income	$(64,901)	$15,472	$(80,373)	NM	U

Basic net (loss) income per share	$(1.29)	$0.31	$(1.60)	NM	U
Diluted net (loss) income per share	(1.29)	0.30	(1.59)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

The following table summarizes our portfolio of operating communities:

	As of	As of
	June 30,	June 30,	Percent
	2008	2007	Change

Total communities
Consolidated	65	62	4.8%
Unconsolidated	206	194	6.2%
Managed	174	179	(2.8)%

Total	445	435	2.3%

Resident capacity	54,783	53,181	3.0%

The number of communities managed for unconsolidated ventures and other third-party owners increased by 1.9% from June 30, 2007 to June 30, 2008. During the six months ended June 30, 2008, we added management of nine communities which we own or in which we have an ownership interest and reduced by three the number of managed communities which are owned by a third party.

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. We dispute the basis for the notice of default from our equity partner but also believe it is likely that our management agreement will terminate at the end of 2008 pursuant to other provisions of the management agreement. The management fees for the year 2007 and the first six months of 2008 were $3.7 million and $2.0 million, respectively.

Also, in July 2008, we were given notice of termination of a management contract covering 11 communities related to contracts that we acquired from Marriott. These contracts were terminable at the discretion of the owner of the communities. We do not own any portion of these facilities. The management fees for the year 2007 and for the first six months of 2008 were $5.0 million and $3.6 million, respectively.

On September 2, 2008, Health Care REIT, Inc. announced an agreement to acquire the 90% ownership in a venture held by Arcapita, Inc. for $643.5 million. We will retain our 10% ownership interest in the venture and will continue to manage the properties. The acquisition price includes the assumption of approximately $309.0 million of existing non-recourse mortgage debt. We expect to receive a cash distribution from the venture of approximately $50 million to $60 million. After the transaction, we expect to reserve approximately $9 million for 18 months for potential indemnification obligations, and therefore, expect to realize a gain of between $41 million and $51 million in the fourth quarter of 2008. The transaction is subject to the normal risks related to the execution of a transaction of this magnitude and, accordingly, there can be no assurance that this transaction will ultimately be consummated.

Strategic Initiatives

On July 31, 2008, we announced that we are focused on the following key initiative to enhance shareholder value:

•	continue to provide the highest levels of care and quality and build Sunrise’s brand and reputation;

•	focus on the core business of building and operating high-quality assisted living and memory care communities to drive profitability;

•	strengthen our existing portfolios to minimize exposure to future losses;

•	reduce corporate expenses and operating cost structure;

•	preserve financial flexibility during difficult capital markets by reducing our development pipeline as needed.

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. We now expect this number to be between 1,200 and 1,400 units, with some projects being abandoned and other deferred until 2009. Additional charges could be incurred as we continue to asses our development pipeline in light of capital market conditions and our underwriting requirements.

As part of our plan to reduce corporate expenses, on July 31, 2008 we also announced a program that is intended to generate savings of $15.0 million to $20.0 million on an annualized basis beginning in 2009. We expect to achieve this through reorganization of our corporate cost structure, including implementation of a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other areas. On September 5, 2008, we concluded the voluntary separation program. As a result of this program and other staffing reductions, we have identified approximately 100 positions to date in overhead that will be eliminated by the end of 2008. We currently expect to record severance expense of approximately $4.9 million, $2.6 million and $0.6 million in the third quarter of 2008, the fourth quarter of 2008 and 2009, respectively, based on actions taken to date.

(Loss) income before income taxes decreased to a loss of $(41.6) million during the three months ended June 30, 2008 from $11.5 million of income for the three months ended June 30, 2007. Diluted net (loss) income per common share decreased to $(0.63) for the three months ended June 30, 2008 from $0.15 for the three months ended June 30, 2007. The loss before income taxes for the three months ended June 30, 2008 compared to the year ago period was primarily due to a $51.2 million decrease in Sunrise’s share earnings and return on investment in unconsolidated communities. There were no recapitalizations during the second quarter of 2008 compared to the recapitalization of two ventures in the second quarter of 2007 which resulted in a return on investment of $54.3 million.

(Loss) income before income taxes decreased to a loss of $(91.5) million during the six months ended June 30, 2008 from $28.9 million of income for the six months ended June 30, 2007. Diluted net (loss) income per common share decreased to $(1.29) for the six months ended June 30, 2008 from $0.30 for the six months ended June 30, 2007. The loss before income taxes for the six months ended June 30, 2008 compared to the year ago period was primarily due to an increased loss from operations of $34.8 million, a decrease in gains on the sale and development of real estate and equity interests of $32.3 million, and a decrease in Sunrise’s share of earnings and return on investment in unconsolidated communities of $48.2 million. The increased loss from operations is primarily related to an increased write-off of abandoned project costs of $27.7 million and an increase in general and administrative costs of $8.8 million. Gains on the sale of real estate decreased as we recognized $32.8 million in the six months ended June 30, 2007 from a prior sale of real estate where the form of continuing involvement which had initially precluded sale accounting and gain recognition was terminated. Sunrise’s share of earnings and return on investment in unconsolidated communities decreased as there were no recapitalizations during the second quarter of 2008 compared to the recapitalization of two ventures in the second quarter of 2007 which resulted in a return on investment of $54.3 million.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Operating Revenue

Management and buyout fees

The increase in management and buyout fees of $1.1 million, or 3.3%, was primarily comprised of:

•	$0.3 million from increased average daily rates associated with stable communities with occupancy in these communities remaining relatively unchanged;

•	$0.8 million from communities in the lease-up phase; and

•	$0.7 million from incentive management fees partially offset by a reduction of $0.7 million in other miscellaneous management fees.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $11.3 million was primarily comprised of:

•	$1.5 million from Greystone professional services contracts;

•	$2.0 million from international transaction and origination fees;

•	$2.0 million from international development; and

•	$5.0 million from the net increase of eight communities under development in North America for which we are earning professional fees during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $7.7 million, or 7.8%, was primarily comprised of:

•	$5.5 million from existing consolidated communities resulting from increases in average daily rates; and

•	$2.2 million from the addition of three communities.

Hospice and other ancillary services

The decrease in hospice and other ancillary services of $6.0 million, or 18.4%, was primarily comprised of:

•	$4.6 million decrease in Trinity revenue due to the decrease in the average daily census from 1,449 at June 30, 2007 to 1,067 at June 30, 2008; and

•	$3.8 million decrease in revenue in 2008 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007.

These decreases were partially offset by increases in international and domestic ancillary services.

Reimbursed contract services

Reimbursed contract services were $251.9 million in the second quarter of 2008 compared to $239.8 million in the second quarter of 2007. The increase of 5.0% was due primarily to a 1.9% increase in the number of communities managed, from 373 at June 30, 2007 to 380 at June 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $2.7 million, or 13.4%, was primarily comprised of:

•	$1.7 million increase in salaries and benefits primarily due to an increase in the number of communities under construction from 22 to 31 and an increase in the number of employees in the North American development and construction organization from 48 at June 30, 2007 to 74 at June 30, 2008; and

•	$1.2 million in marketing costs for communities under development.

Community expense for consolidated communities

The increase in community and ancillary expense of $5.4 million, or 7.3%, was primarily comprised of:

•	$3.3 million from existing communities resulting primarily from increased labor costs; and

•	$2.1 million from the addition of three communities.

Hospice and other ancillary services

The increase in hospice and other ancillary services of $1.1 million, or 3.1%, was primarily due to higher labor and other costs of $4.8 million for the three months ended June 30, 2008 compared to the year ago period. This increase was partially offset by the deconsolidation of Sunrise At Home in the second quarter of 2007, which reduced these expenses on a comparative basis by $3.8 million in the three months ended June 30, 2008 compared to the year ago period.

Community lease

Community lease expense was relatively unchanged during the periods.

General and administrative

The increase in general and administrative expense of $5.8 million, or 15.3%, was primarily comprised of:

•	$2.7 million of bonus expense related to our first UK venture;

•	$0.7 million increase in salaries due to international general and administrative employees, of which $0.3 million related to changes in exchange rates and $0.4 million related to an increase of 21 employees in expanding markets;

•	$0.4 million increase in salaries due to employees whose cost were previously reflected in community expense;

•	$1.3 million increase in salaries related to wage increases of approximately 4%; and

•	$0.4 million decrease in executive deferred compensation due to a decline in market value of the underlying securities.

Other increases in payroll related costs include $0.4 million for training, $0.3 million for payroll taxes, $0.2 million for temporary labor and $0.1 million for stock-based compensation.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Pending Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation decreased to $4.9 million in the second quarter of 2008 compared to $12.9 million in the second quarter of 2007 as the Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008.

(Loss) gain on financial guarantees and other contracts

We recorded a (loss) gain on our financial guarantees of $(0.6) million and $0.9 million during the three months ended June 30, 2008 and 2007, respectively, related to a condominium project under development.

Provision for doubtful accounts

The provision for doubtful accounts increased $0.7 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to allowances for accounts receivable at our Greystone subsidiary.

Depreciation and amortization

The decrease in depreciation and amortization expense of $2.1 million was due to approximately $2.1 million of depreciation expense being recorded in the second quarter of 2007, relating to approximately $193.0 million of assets accounted for under the deposit method. Sale accounting was achieved in July 2007 when a guarantee expired and the assets were removed from our books.

Impairment of long-lived assets

In the second quarter of 2008, after a market review, we impaired a community that is no longer occupied and recognized an impairment loss of $2.3 million to reflect its estimated current value less costs to sell.

Write-off of abandoned development projects

The write-off of abandoned development projects was $11.7 million and $8.1 million for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2007, the write-off primarily related to the discontinuation of one condominium project. During the three months ended June 30, 2008, based in part on our decision to decrease our development pipeline, we wrote off costs relating to development projects we discontinued.

Reimbursable contract services

Reimbursable contract services were $252.7 million in the second quarter of 2008 compared to $239.8 million in the second quarter of 2007. The increase of 5.4% was due primarily to a 1.9% increase in the number of communities managed, from 373 at June 30, 2007 to 380 at June 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(1.3) million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. The increase in other non-operating expense was primarily due to:

•	$0.6 million for foreign exchange losses in the second quarter of 2008 compared to $2.2 million of foreign exchange gains in the second quarter of 2007;

•	$0.7 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$1.7 million increase in interest expense due to increased borrowings.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $4.0 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively. The gain in 2008 primarily resulted from the sale of two land parcels and the recognition of gain under the basis of performance method of accounting. The gain in 2007 was primarily the result of the sale of one operating community.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended June 30,
	2008	2007
	(In millions)

Sunrise’s share of losses in unconsolidated communities	$(2.1)	$(4.0)
Return on investment in unconsolidated communities	4.1	57.2

	$2.0	$53.2

Our share of equity in earnings and return on investments in unconsolidated communities decreased $51.2 million to $2.0 million during the three months ended June 30, 2008 compared to $53.2 million during the three months ended June 30, 2007.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. There were no recapitalizations during the second quarter of 2008 compared to the recapitalization of two ventures with 17 communities during the second quarter of 2007 which resulted in a return on investment of $54.3 million. The expiration of two contractual obligations during the second quarter of 2008 resulted in the recognition of $1.2 million of gain from the recapitalization of two ventures.

The income from the recognized gain was partially offset by incrementally larger operating losses from unconsolidated communities of $1.9 million for the three months ended June 30, 2008.

(Loss) gain from Investments Accounted for Under the Profit Sharing Method

(Loss) gain from investments accounted for under the profit sharing method was $(0.8) million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. The change was due primarily to an increase in income in a venture of approximately $0.3 million.

Minority Interests

Minority interests was $2.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. The change was due primarily to increased expenses incurred by the Greystone seed capital entities.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $9.8 million and $(3.5) million for the three months ended June 30, 2008 and 2007, respectively. Our effective tax benefit (rate) was 23.6% and (30.3)% for the three months ended June 30, 2008 and 2007, respectively. The income tax benefit for the three months ended June 30, 2008 and 2007 is calculated as the difference between the benefit for the six months ended June 30, 2008 and 2007 and the benefit recorded for the three months ended March 31, 2008 and 2007. The change is primarily due to a larger change in book income (loss) relative to permanent differences and adjustments for discrete items related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Operating Revenue

Management and buyout fees

The increase in management and buyout fees of $7.4 million, or 12.2%, was primarily comprised of:

•	$3.9 million from increased average daily rates associated with stable communities with occupancy in these communities remaining relatively unchanged;

•	$1.6 million from communities in the lease-up phase; and

•	$2.0 million from incentive management fees.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $20.0 million was primarily comprised of:

•	$5.6 million from Greystone professional services contracts;

•	$2.0 million from international transaction and origination fees;

•	$4.0 million from international development; and

•	$8.3 million from the net increase of eight communities under development in North America for which we are earning professional fees during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $12.7 million, or 6.4%, was primarily comprised of:

•	$8.2 million from existing consolidated communities resulting from increases in average daily rates; and

•	$4.5 million from the addition of three communities.

Hospice and other ancillary services

The decrease in hospice and other ancillary services of $13.1 million, or 19.7%, was primarily comprised of:

•	$9.7 million decrease in hospice revenue due to the decrease in the average daily census from 1,474 at June 30, 2007 to 1,006 at June 30, 2008; and

•	$8.5 million decrease in revenue in 2008 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007.

These decreases were partially offset by increases in international and domestic ancillary services.

Reimbursed contract services

Reimbursed contract services were $504.7 million in the first six months of 2008 compared to $468.4 million in the first six months of 2007. The increase of 7.8% was due primarily to a 1.9% increase in the number of communities managed, from 373 at June 30, 2007 to 380 at June 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $12.5 million, or 34.2%, was primarily comprised of:

•	$3.8 million from the write-off of prepaid insurance for development projects due to the write-off of three condominium projects in the first quarter of 2008;

•	$4.5 million increase in marketing costs for communities under development;

•	$2.2 million increase in salaries and benefits primarily due to an increase in the number of communities under development from 22 to 31 and an increase in the number of employees in the North American development and construction organization from 48 at June 30, 2007 to 74 at June 30, 2008.

Community expense for consolidated communities

The increase in community and ancillary expense of $12.4 million, or 8.6%, was primarily comprised of:

•	$8.9 million increase from existing communities resulting primarily from higher labor costs; and

•	$3.5 million from the addition of three communities.

Hospice and other ancillary services

The decrease in hospice and other ancillary services of $1.8 million, or 2.5%, was primarily due to the deconsolidation of Sunrise At Home in the second quarter of 2007, which reduced these expenses by $8.8 million, partially offset by an increase in labor costs of $7.0 million.

Community lease

Community lease expense was relatively unchanged during the periods.

General and administrative

The increase in general and administrative expense of $8.8 million, or 13.7%, was primarily comprised of:

•	$2.7 million of bonus expense related to our first UK venture;

•	$1.5 million increase in salaries due to international general and administrative employees, of which $0.7 million related to changes in exchange rates and $0.8 million primarily due to an increase of 22 employees in expanding markets;

•	$0.9 million increase in salaries due to employees whose cost were previously reflected in community expense;

•	$1.9 million increase in salaries related to wage increases of approximately 4%;

•	$1.1 million increase in training; and

•	$1.4 million decrease in executive deferred compensation due to a decline in market value of the underlying securities.

Other increase in payroll related costs included $0.5 million for payroll taxes, $0.3 million for temporary labor and $0.7 million for stock-based compensation.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Pending Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation increased to $23.4 million in the first six months of 2008 compared to $20.1 million in the first six months of 2007. The accounting restatement and Special Independent Committee inquiry are complete and, accordingly, we expect a lower level of expense for this line item in future periods.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.7 million and $0.3 million during the six months ended June 30, 2008 and 2007, respectively, related to a condominium project under development.

Provision for doubtful accounts

The provision for doubtful accounts increased $2.1 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to allowances for accounts receivable at our Greystone subsidiary and changes in reserves for operating advances made to two communities and two development projects.

Depreciation and amortization

The decrease in depreciation and amortization expense of $4.2 million was due to approximately $4.2 million of depreciation expense being recorded in the first six months of 2007, relating to approximately $193.0 million of assets accounted for under the deposit method. Sale accounting was achieved in July 2007 when a guarantee expired and the assets were removed from our books.

Impairment of long-lived assets

In the second quarter of 2008, after a market review, we impaired a community that is no longer occupied and recognized an impairment loss of $2.3 million to reflect its estimated current value less costs to sell.

Write-off of abandoned development projects

The write-off of abandoned development projects was $36.7 million and $9.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2007, the write-off primarily related to the discontinuation of one condominium project. During the six months ended June 30, 2008, $26.2 million related to the discontinuation of three condominium projects. Also, based in part on our decision to decrease our development pipeline, we wrote off $10.5 million of costs relating to development projects we discontinued.

Reimbursable contract services

Reimbursable contract services were $503.3 million in the first six months of 2008 compared to $468.4 million in the first six months of 2007. The increase of 7.5% was due primarily to a 1.9% increase in the number of communities managed, from 373 at June 30, 2007 to 380 at June 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities.

Other Non-Operating Income (Expense)

Total other non-operating expense was $11.3 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively. The increase in other non-operating expense was primarily due to:

•	$4.5 million of foreign exchange losses in the first six months of 2008 compared to $0.8 million of foreign exchange losses in the first six months of 2007;

•	$4.7 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$1.1 million decrease in interest expense due to decreased borrowings other than the Bank Credit Facility.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $14.3 million and $46.7 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million. In addition, we recorded a gain of $1.3 million from the sale of two land parcels and the remainder of the gain was primarily from the application of the basis of performance method of accounting.

During the six months ended June 30, 2007, two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recorded. The remaining gain of approximately $13.9 million primarily resulted from the sale of an 80% interest in six communities.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Six Months Ended June 30,
	2008	2007
	(In millions)

Sunrise’s share of losses in unconsolidated communities	$(9.7)	$(6.4)
Return on investment in unconsolidated communities	18.0	62.9

	$8.3	$56.5

Our share of equity in earnings and return on investments in unconsolidated communities decreased $48.2 million to $8.3 million during the six months ended June 30, 2008 compared to $56.5 million during the six months ended June 30, 2007.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. The recapitalization of one venture with two communities during the first six months of 2008 resulted in a return on investment of $3.0 million compared to the recapitalization of four ventures with 21 communities during the first six months of 2007 which resulted in a return on investment of $58.4 million. The expiration of three contractual obligations during the first six months of 2008 resulted in the recognition of $9.2 million of gain from the recapitalization of three ventures. Also, cash method distributions were $1.4 million higher in 2008 compared to 2007.

The income from the recapitalization and the recognized gains was partially offset by incrementally larger operating losses from unconsolidated communities of $3.3 million.

Loss from Investments Accounted for Under the Profit Sharing Method

Loss from investments accounted for under the profit sharing method was $(0.5) million and $(0.2) million for the six months ended June 30, 2008 and 2007, respectively. The change was due primarily to an increase in income in a venture of approximately $0.3 million offset by increased loss on another venture of $0.6 million.

Minority Interests

Minority interests was $4.3 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively. The change was due primarily to increased expenses incurred by the Greystone seed capital entities.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $26.6 million and $(13.4) million for the six months ended June 30, 2008 and 2007, respectively. Our effective tax benefit (rate) was 29.0% and (46.4)% for the six months ended June 30, 2008 and 2007, respectively. The change is primarily due to a larger change in book income (loss) relative to permanent differences and adjustments for discrete items related to FIN 48.

Liquidity and Capital Resources

Overview

We had $74.8 million and $86.8 million of unrestricted cash and cash equivalents at June 30, 2008 and 2007, respectively.

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

Our previously disclosed development plan for 2008 included a development pipeline of 3,200 to 3,400 units. We now expect this number to be between 1,200 and 1,400 units, with some projects being abandoned and others deferred until 2009. Additional charges could be incurred as we continue to asses our development pipeline in light of capital market conditions and our underwriting requirements.

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

Long-Term Debt and Bank Credit Facility

At June 30, 2008, we had $380.8 million of outstanding debt with a weighted average interest rate of 5.26% of which $75.0 million were draws on the Bank Credit Facility, $77.3 million was related to construction in progress and $228.5 million related to operating properties that are consolidated. Of the outstanding debt we had $8.9 million of fixed-rate debt with a weighted average interest rate of 7.27% and $371.9 million of variable rate debt with a weighted average interest rate of 5.21%. At June 30, 2008, we had $3.4 million of debt that is contractually due within twelve months.

There were $75.0 million of outstanding borrowings and $26.3 million of letters of credit outstanding under our Bank Credit Facility at June 30, 2008. The Bank Credit Facility carries an interest rate of LIBOR plus 2.75% (5.21% at June 30, 2008). Our Bank Credit Facility has an initial term of four years and matures on December 2, 2009, unless extended for an additional one-year period upon satisfaction of certain conditions. The letters of credit under our Bank Credit Facility expire within one year. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

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

In addition, pursuant to the July 2008 amendment, until we have timely filed our Form 10-K for the fiscal year ending December 31, 2008 and are in compliance with all financial covenants in the Bank Credit Facility for the fiscal year ending December 31, 2008, and provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, which was increased effective as of February 1, 2008, will remain LIBOR plus 2.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 1.25% (through the end of the then-current interest period).

We were in compliance with the liquidity test discussed above at July 31, 2008 and August 31, 2008.

Following the July 2008 amendment, we will pay fees on the unused amount available under the Bank Credit Facility. Prior to the July 2008 amendment, fees on the unused amount were based on the then outstanding maximum amount of $250 million. We paid the lenders an aggregate fee of approximately $1.9 million for entering into these 2008 amendments, of which $1.1 million was recorded during the three months ended March 31, 2008 and $0.8 million was recorded during the three months ended June 30, 2008.

On February 20, 2008, Sunrise Senior Living Insurance, Inc., our wholly owned insurance captive directly issued $43.3 million of letters of credit that had been previously issued under the Bank Credit Facility.

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

As of June 30, 2008, we were not in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility) and fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility). Non-compliance was largely due to additional charges related to losses on financial guarantees which were identified during the 2007 audit that was completed in July 2008. Additionally, as these covenants are based on a rolling, four quarter test, we do not expect to be in compliance with these covenants for the first three quarters of 2008. These covenants were waived on July 23, 2008 through the quarter ending on September 30, 2008.

In the event that we are unable to furnish the lenders with all of the financial information required to be furnished under the amended Bank Credit Facility by the specified dates or not in compliance with the financial covenants in the Bank Credit Facility, including the leverage ratio and fixed charge coverage ratio, for the quarter ending December 31, 2008, or fail to comply with the new liquidity covenants included in the July 2008 amendment, the lenders under the Bank Credit Facility could, among other things, agree to a further extension of the delivery dates for the financial information or the covenant compliance requirements, exercise their rights to accelerate the payment of all amounts then outstanding under the Bank Credit Facility and require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the Bank Credit Facility.

As of June 30, 2008, we had borrowing availability of approximately $58.7 million under the Bank Credit Facility. Taking into account the new liquidity covenants included in the July 2008 amendment to the Bank Credit Facility described above, we believe this availability and unrestricted cash balances of approximately $75.0 million at June 30, 2008 will be sufficient to support our operations over the next twelve months.

Mortgage Financing

On May 7, 2008, 16 of our wholly-owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The Borrowers must repay the mortgage loans in monthly installments of principal and variable interest. Principal payments are based on a 30-year amortization schedule using an interest rate of 5.92%. Variable monthly interest payments are in an amount equal to (i) one third (1/3) of the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12). The maturity date on which the mortgage loans must be repaid in full is June 1, 2013.

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

Other

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio and fixed charge coverage ratio covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide quarterly unaudited financial statements or to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($46.5 million) have been classified as current liabilities as of June 30, 2008.

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

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at June 30, 2008 and fundings during the six months ended June 30, 2008 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2008
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008

Debt repayment	$5,566	$637	$—	$637	$—
Operating deficit	Uncapped	1,241	47,276	48,517	14,500
Income support	23,000	850	9,525	10,375	7,000
Other		—	125	125	125

Total		$2,728	$56,926	$59,654	$21,625

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.1 billion at June 30, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2008, the remaining liability under this obligation is $63.5 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Germany Venture

We provided pre-opening and management services to nine communities in Germany at June 30, 2008. In connection with the development of these communities, we provided operating deficit guarantees to cover cash shortfalls until the communities reach stabilization. These communities have not performed as well as originally expected. In 2006, we recorded a pre-tax charge of $50.0 million as we did not expect full repayment of the loans from the funding. In the fourth quarter of 2007, we recorded an additional $16.0 million pre-tax charge based on changes in expected future cash flows. Our estimates underlying the pre-tax charge include certain assumptions as to lease-up of the communities. To the extent that such lease-up is slower than our projections, we could incur significant additional pre-tax charges in subsequent periods as we would be required to fund additional amounts under the operating deficit guarantees. Through June 30, 2008, we have funded $37.0 million under these guarantees and other loans. We expect to fund an additional $62.0 million through 2012, the date at which we estimate no further funding will be required.

On September 1, 2008, we paid €3.0 million ($4.4 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We expect to exercise our option in 2009. Also on September 1, 2008, we entered into an agreement with our partner that gives us the permission to immediately pursue potential restructuring of loans with venture lenders and pursue potential sales of some or all of the nine communities in the venture. Under FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”), this is a reconsideration event and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at fair value, and we are currently in the process of determining fair value. The face value of the debt at September 1, 2008 for all nine communities is approximately €187.0 million with a weighted average interest rate of 6.88%.

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

Net cash (used in) provided by operating activities was $(18.5) million and $58.2 million for the six months ended June 30, 2008 and 2007, respectively. The change was primarily as a result of our net loss.

Net cash used in investing activities was $179.8 million and $68.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities in 2008 is primarily due to an increase of approximately $108.6 million in net advances to communities under development.

Net cash provided by financing activities was $134.9 million and $15.1 million for the six months ended June 30, 2008 and 2007, respectively. Activities included net borrowings of $127.3 million for the six months ended June 30, 2008 compared to $15.4 million for the six months ended June 30, 2007 and stock option exercises of $4.2 million in 2008. The additional borrowings under our Bank Credit Facility were used to fund our continued development of senior living communities and refinance existing debt.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates primarily through variable rate debt, variable rate notes receivable and variable rate bonds. During the second quarter of 2008, we entered into approximately $106.7 million of variable rate debt. Concurrently we also entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145%.

Item 4.	Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its 2006 and 2007 Form 10-Ks and its Form 10-Qs since the first quarter of 2006, including this Form 10-Q. In addition, as described in Item 9A of our 2007

Form 10-K, management determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting at December 31, 2006 relating to the entity-level control environment and process and transaction level controls continued to exist at December 31, 2007. Based on this evaluation, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

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

Management, under the direction of the CEO and CFO, has been directing remediation efforts, including implementation of the Board approved remedial framework. In connection with the preparation of our audited financial statements for 2007 and our unaudited financial statements for the quarter and six months ended June 30, 2008, we continued performing the compensating controls and procedures that we implemented in 2006 and designed to assure that any weaknesses in internal control did not impact the preparation of our consolidated financial statements. Since the filing of our 2006 Form 10-K on March 24, 2008, we have continued to build on the remedial actions undertaken in 2007 and continued to implement the Board adopted remedial framework. While efforts continue, management believes that the Company has made significant improvements to the control environment and to the Company’s accounting operations, primarily through the previously disclosed extensive changes in senior management and other personnel, extensive organizational changes, increased staffing and increased focus on controls. Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated in 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended June 30, 2008 were as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

April 1 — April 30, 2008	405	$20.75	—	—
May 1 — May 31, 2008	—	—	—	—
June 1 — June 30, 2008	—	—	—	—

Total	405	$20.75	—	—

(1)	Represents the number of shares acquired by us from our former president as payment of applicable statutory withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September 2008.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

/s/  Julie A. Pangelinan
Julie A. Pangelinan
Chief Accounting Officer

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.1	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.2	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1
10.3	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.