Form 10-K/A
period 2007-12-31
SUNRISE SENIOR LIVING INC
filed 2008-10-16
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding was 50,973,087 at July 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On July 31, 2008, Sunrise Senior Living, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Form 10-K”). At the time of filing of the Original Form 10-K, the Company indicated that (a) it was not then in a position to include in the Original Form 10-K the separate financial statements of three ventures (Sunrise Aston Gardens Venture, LLC, PS Germany Investment (Jersey) LP and Sunrise IV Senior Living Holdings, LLC) that the SEC staff requested be included pursuant to Rule 3-09 of Regulation S-X and (b) it intended to file such financial statements by amendment as soon as they became available.

This Amendment No. 1 on Form 10-K/A is being filed to amend Item 8 of the Original Form 10-K to provide the separate Rule 3-09 financial statements for PS Germany Investment (Jersey) LP as well as to amend Item 15(a)(1), which contains a listing of the financial statements included as part of the 2007 Form 10-K, to include a reference to the financial statements for this venture. In addition, the Company is also amending (a) Item 8 to include unaudited 2007 financial statements for the Sunrise First Assisted Living Holdings, LLC, Sunrise Second Assisted Living Holdings, LLC and Metropolitan Senior Housing, LLC ventures and (b) Item 15(a)(3) and the Exhibit Index to include as exhibits new certifications by its Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. The Company intends to file a further amendment to the Original Form 10-K to file the remaining Rule 3-09 financial statements for Sunrise Aston Gardens Venture, LLC and Sunrise IV Senior Living Holdings, LLC.

In addition, Items 7 and 8 are being amended for the restatement of the 2007 Consolidated Statement of Cash Flows. The 2007 Consolidated Statement of Cash Flows has been restated primarily to reflect proper classification of transactions with unconsolidated communities, assumption of debt related to sales transactions and the classification of gain resulting from sales transactions. The effect of the restatement on the Consolidated Statement of Cash Flows was to decrease net cash provided by operating activities from $235.0 million to $128.5 million, to increase net cash used in investing activities from $235.5 million to $248.5 million and to increase net cash provided by financing activities from $56.7 million to $176.3 million.

We also have revised the disclosure in Items 7 and 8 regarding how the Company accounts for its investment in unconsolidated communities to clarify that all distributions of proceeds from venture refinancings received by the Company, which are not refundable by agreement or by law, are first recorded as a reduction of the Company’s investment.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as outlined above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each Item, as amended, is presented below.

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

Restatement Related to Statement of Cash Flows Classifications and Accounting for Lease Payments and Non-Refundable Entrance Fees for Two Continuing Care Retirement Communities

As described in Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, the 2007 consolidated statement of cash flows has been restated primarily to reflect the proper classification of transactions with unconsolidated communities, assumption of debt related to sales transactions and the classification of gain resulting from sales transactions. The effect of the restatement on the Consolidated Statement of Cash Flows was to decrease net cash provided by operating activities from $235.0 million to $128.5 million, to increase net cash used in investing activities from $235.5 million to $248.5 million and to increase net cash provided by financing activities from $56.7 million to $176.3 million. We also have in our 2007 financial statements corrected how we account for lease payments and non-refundable entrance fees for two continuing care retirement communities. The effect of the restatement was to decrease retained earnings at January 1, 2005 by approximately $7.5 million and to reduce 2005 and 2006 net income by approximately $4.0 million and $5.1 million, respectively. We have restated our financial statements to correct these errors in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

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

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

	December 31,
(In millions)	2007	2006	2005

Sunrise’s share of earnings (losses) in unconsolidated communities	$60.7	$(12.0)	$(13.1)
Return on investment in unconsolidated communities	72.7	55.7	26.5
Impairment of equity investments	(24.5)	—	—

	$108.9	$43.7	$13.4

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

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions, which are not refundable either by agreement or by law, as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including in our role as general partner. Any remaining distribution is recorded in income.

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

Net cash provided by operating activities was $128.5 million and $117.5 million in 2007 and 2006, respectively. In 2007, cash flows provided by operations was primarily due to distributions from equity method investments from venture recapitalizations which offset the loss from operations. In 2006, cash flows provided by operations was positively influenced by a significant increase in self-insurance liabilities, which were offset by a significant increase in due from unconsolidated communities. We have placed emphasis on improved management of amounts due from unconsolidated communities and expect to see reductions in this working capital item in future periods.

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

Net cash used in investing activities was $248.5 million and $258.9 million in 2007 and 2006, respectively. In 2007, we increased our capital expenditures to $245.5 million, primarily related to spending on the development of senior living communities. This use of cash was partially offset by $60.4 million of proceeds from sales of communities to ventures. We also made $29.3 million of contributions to ventures that are developing senior living communities. Finally we acquired one community, Connecticut Ave., for $50.0 million. In 2006, we acquired Trinity, a 25% interest in Aston Gardens and the Raiser portfolio. We made significant contributions to ventures that were building unconsolidated senior living communities and made significant investments in consolidated communities while receiving distributions from unconsolidated communities of $72.6 million.

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

Net cash provided by financing activities was $176.3 million and $78.3 million in 2007 and 2006, respectively. Activities included additional borrowings in 2007 and 2006 of $243.6 million and $154.1 million, respectively, offset by debt repayments in 2007 and 2006 of $66.1 million and $90.8 million, respectively. The additional borrowings under our Bank Credit Facility were used to fund our operations and continued development of senior living communities.

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

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2006 and 2005 and has restated its statement of cash flows for the year ended December 31, 2007.

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

/s/ Ernst & Young LLP

McLean, Virginia
July 30, 2008, except for Paragraph 1
of Note 3, as to which the date is
October 15, 2008

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

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
(In thousands)	(Restated)	(Restated)	(Restated)

Operating activities
Net (loss) income	$(70,275)	$15,284	$83,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(105,081)	(51,347)	(81,723)
(Gain) loss from investments accounted for under the profit-sharing method	(22)	857	857
Gain from application of financing method	—	(1,155)	(528)
Gain on sale of investment in Sunrise REIT debentures	—	—	(2,036)
Loss on sale of investments	—	5,610	—
Impairment of goodwill and other intangible assets	56,729	—	—
Write-off of abandoned development projects	28,430	1,329	902
Provision for doubtful accounts	9,564	14,632	1,675
Provision for deferred income taxes	733	(3,853)	29,357
Impairment of long-lived assets	7,641	15,730	2,472
Loss on financial guarantees and other contracts	22,005	89,676	—
Sunrise’s share of earnings and return on investment in unconsolidated communities	(108,947)	(11,997)	(13,073)
Distributions of earnings from unconsolidated communities	168,322	66,381	26,545
Minority interest in income/loss of controlled entities	(4,470)	(6,916)	(6,721)
Depreciation and amortization	55,280	48,648	42,981
Write-off of unamortized contract costs	—	25,359	14,609
Amortization of financing costs	1,051	1,404	1,483
Stock-based compensation	7,020	6,463	5,465
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(12,388)	(23,242)	3,850
Due from unconsolidated communities	28,111	(83,451)	(6,279)
Prepaid expenses and other current assets	(60,282)	(4,041)	(3,425)
Captive insurance restricted cash	(32,930)	(48,840)	(28,130)
Other assets	(35,666)	6,694	(6,189)
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	140,589	22,204	68,820
Entrance fees	(3,586)	913	1,095
Self-insurance liabilities	12,866	30,186	21,885
Guarantee liabilities	(5,829)	—	—
Deferred revenue and gains on the sale of real estate	29,621	983	33,034

Net cash provided by operating activities	128,486	117,511	189,990

Investing activities
Capital expenditures	(245,523)	(188,655)	(132,857)
Acquisitions of business assets	(49,917)	(103,491)	(75,532)
Dispositions of property	60,387	83,290	56,246
Cash obtained in acquisition of Greystone	—	—	10,922
Change in restricted cash	(21,792)	(11,428)	(15,701)
Purchases of short-term investments	(448,900)	(172,575)	(62,825)
Proceeds from short-term investments	448,900	172,575	77,725
Increase in investments and notes receivable	(183,314)	(343,286)	(158,697)
Proceeds from investments and notes receivable	220,312	376,061	187,042
Investments in unconsolidated communities	(29,297)	(77,371)	(64,080)
Distributions of capital from unconsolidated communities	601	5,954	9,273

Net cash used in investing activities	(248,543)	(258,926)	(168,484)

Financing activities
Net proceeds from exercised options	—	4	29,065
Additional borrowings of long-term debt	243,564	154,140	149,539
Repayment of long-term debt	(66,105)	(90,781)	(137,296)
Contribution from minority interests	—	15,669	5,000
Distributions to minority interests	(1,180)	(630)	(1,021)
Financing costs paid	—	(75)	(2,622)
Repurchases of common stock	—	—	(8,712)

Net cash provided by financing activities	176,279	78,327	33,953

Net increase (decrease) in cash and cash equivalents	56,222	(63,088)	55,459
Cash and cash equivalents at beginning of year	81,990	145,078	89,619

Cash and cash equivalents at end of year	$138,212	$81,990	$145,078

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

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

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us, which are not refundable either by agreement, or by law, are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as “Sunrise’s share of earnings and return on investment in unconsolidated communities” in the consolidated statements of income.

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

3.	Restatement Related to Statement of Cash Flows Classifications and Accounting for Lease Payments and Non-Refundable Entrance Fees for Two Continuing Care Retirement Communities

2007 Statement of Cash Flows

The 2007 Consolidated Statement of Cash Flows has been restated primarily to reflect proper classification of transactions with unconsolidated communities, assumption of debt related to sales transactions and the classification of gain resulting from sales transactions. The effect of the restatement on the 2007 Consolidated Statement of Cash Flows was to decrease net cash provided by operating activities from $235.0 million to $128.5 million, to increase net cash used in investing activities from $235.5 million to $248.5 million and to increase net cash provided by financing activities from $56.7 million to $176.3 million. In 2007, $119.1 million of debt was assumed by third parties as part of sales transactions. Cash flows for the year ended December 31, 2007 as previously reported and as restated are reflected in the following table (for restated line items only):

2007 Consolidated Statement of Cash Flows

(In thousands)	As Reported	As Restated

Gain on sale and development of real estate and equity interests	$(61,635)	$(105,081)
(Increase) decrease in:
Accounts receivable	(16,536)	(12,388)
Due from unconsolidated senior living communities	102,996	28,111
Prepaid expenses and other current assets	(55,443)	(60,282)
Other assets	(1,177)	(35,666)
Increase (decrease) in:
Accounts payable and accrued expenses	78,576	140,589
Self-insurance liabilities	27,866	12,866
Guarantee liabilities	(5,806)	(5,829)
Net cash provided by operating activities	235,007	128,486
Capital expenditures	(240,309)	(245,523)
Dispositions of property	171,338	60,387
Change in restricted cash	(20,579)	(21,792)
Increase in investments and notes receivable	(181,451)	(183,314)
Proceeds from investments and notes receivable	136,744	220,312
Investments in unconsolidated communities	(51,940)	(29,297)
Net cash used in investing activities	(235,513)	(248,543)
Additional borrowings of long-term debt	229,688	243,564
Repayment of long-term debt	(170,860)	(66,105)
Contribution from minority interests	3,210	—
Distributions to minority interest	(5,310)	(1,180)
Net cash provided by financing activities	56,728	176,279

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Lease Payments and Non-Refundable Entrance Fees

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Return on Investment in Unconsolidated Communities

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions, which are not refundable either by agreement, or by law, as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture, including in our role as general partner. Any remaining distribution is recorded in income.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2006, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of two ventures sold their majority interests to a new third party, the debt was refinanced and the total recorded return on investment to us from this combined transaction was approximately $21.6 million. In another transaction, the majority owner of a venture sold its majority interest to a new third party, the debt was refinanced and the total return on investment to us was $26.1 million.

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

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing to entities directly or indirectly owned by us. In addition, some of these loans have financial covenant requirements that are similar to the Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to provide our annual audited and quarterly unaudited financial statements or comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek remedies, including possible repayment of the loan. These loans total $117.6 million and $49.2 million at December 31, 2007 and 2006, respectively, and are classified as current liabilities as of those dates.

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

During 2006, the deferred tax assets and liabilities included assets and liabilities from Sunrise At Home, which was a consolidated VIE. In 2007, Sunrise At Home was merged into AllianceCare. As a result of the merger, we are no longer the primary beneficiary of Sunrise At Home and we deconsolidated Sunrise At Home as of the merger date.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

/s/  Beers & Cutler PLLC
Vienna, Virginia
July 28, 2008

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Unaudited)

ASSETS
Real Estate, net	$120,940,028	$123,270,368
Other Assets
Cash and cash equivalents	2,156,679	1,946,157
Accounts receivable, less allowance for doubtful accounts of $453,319 and $577,928, respectively	964,924	1,125,070
Due from affiliates, net	335,603	1,660,615
Other assets	98,878	154,136
Restricted cash	663,165	634,013
Deferred financing costs, less accumulated amortization of $1,670,886 and $1,080,266, respectively	3,288,135	3,887,248

Total other assets	7,507,384	9,407,239

Total assets	$128,447,412	$132,677,607

LIABILITIES AND MEMBERS’ DEFICIT
Mortgages Payable	$172,184,680	$175,254,051
Other Liabilities
Accounts payable and accrued expenses	3,161,632	2,871,358
Due to affiliates, net	—	—
Deferred revenue	2,817,290	2,367,289
Note payable to affiliate	—	—
Deferred rent	1,421,489	1,225,126

Total other liabilities	7,400,411	6,463,773

Total liabilities	179,585,091	181,717,824

Members’ Deficit	(51,137,679)	(49,040,217)

Total liabilities and members’ deficit	$128,447,412	$132,677,607

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Unaudited)		(Unaudited)

Operating Revenue	$57,847,414	$58,308,339	$55,833,049
Operating expenses Labor	21,333,957	20,672,041	19,699,558
Food	2,442,164	2,379,689	2,239,177
General and administrative	6,823,926	7,357,504	6,652,993
Insurance	1,879,108	2,148,863	2,131,013
Utilities	1,733,849	1,901,748	1,744,987
Repair and maintenance	1,886,579	2,036,785	1,656,012
Management fees	3,462,404	3,911,592	3,964,787
Depreciation	3,991,506	3,849,154	3,717,927
Lease expense	414,592	409,294	412,178

Total operating expenses	43,968,085	44,666,670	42,218,632

Income from Operations	13,879,329	13,641,669	13,614,417
Other (expense) income
Interest income	187,126	150,191	105,477
Interest expense	(11,143,048)	(14,510,145)	(9,487,888)

Total other expense	(10,955,922)	(14,359,954)	(9,382,411)

Net income (loss)	$2,923,407	$(718,285)	$4,232,006

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years Ended December 31, 2007, 2006 and 2005

Balance, January 1, 2005 (unaudited)	$(1,443,308)
Distributions (unaudited)	(6,497,297)
Net Income (unaudited)	4,232,006

Balance, December 31, 2005 (unaudited)	(3,708,599)
Distributions	(44,613,333)
Net Loss	(718,285)

Balance, December 31, 2006	(49,040,217)
Distributions (unaudited)	(5,020,869)
Net Income (unaudited)	2,923,407

Balance, December 31, 2007 (unaudited)	$(51,137,679)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Unaudited)		(Unaudited)

Cash flows from operating activities
Net income (loss)	$2,923,407	$(718,285)	$4,232,006
Reconciling adjustments:
(Recovery of) provision for bad debts	(124,610)	210,741	(12,112)
Depreciation	3,991,506	3,849,154	3,717,927
Amortization of financing costs	590,620	757,512	286,999
Changes in:
Accounts receivable	284,756	(268,861)	(163,036)
Other assets	55,258	290,614	(18,456)
Accounts payable and accrued expenses	290,274	958,976	279,142
Due from/to affiliates	1,325,012	(2,299,973)	383,224
Deferred revenue	450,001	63,958	(279,620)
Deferred rent	196,363	280,314	246,564

Net cash provided by operating activities	9,982,587	3,124,150	8,672,638
Cash flows from investing activities
Increase (decrease) in restricted cash	(29,152)	1,064,600	(389,203)
Investment in property and equipment	(1,661,166)	(856,456)	(917,792)

Net cash (used in) provided by investing activities	(1,690,318)	208,144	(1,306,995)

Cash flows from financing activities
Financing costs refunded (paid)	8,493	(3,564,619)	(46,779)
Borrowing of long-term debt	—	175,977,070	—
Repayments of long-term debt	(3,069,371)	(129,114,479)	(2,463,233)
Repayments of note payable to affiliate	—	(2,576,062)	(53,957)
Distributions to members	(5,020,869)	(44,613,333)	(6,224,676)

Net cash used in financing activities	(8,081,747)	(3,891,423)	(8,788,645)
Net increase (decrease) in cash and cash equivalents	210,522	(559,129)	(1,423,002)
Cash and cash equivalents, beginning of year	1,946,157	2,505,286	3,928,288

Cash and cash equivalents, end of year	$2,156,679	$1,946,157	$2,505,286

Supplemental disclosure of cash flow information
Cash paid for interest	$10,546,056	$13,504,120	$9,200,890

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Sunrise Senior Living Investments, Inc. (SSLII) was the initial member of the Company and is the managing member. SSLII is a wholly owned subsidiary of Sunrise Senior Living, Inc. (SSLI). On March 22, 2002, SSLII contributed to the Company, at historical cost, its membership interests in seven limited liability companies and five limited partnerships, each owning a separate assisted living facility (the Facilities). US Assisted Living Facilities, Inc. (USALF), a Delaware corporation, was admitted to the Company for an 80 percent ownership for a cash contribution of approximately $50.1 million. SSLII retained a 20 percent ownership in the Company. The Company transferred its membership interest or sold each of the Facilities to 12 separate special purpose vehicles (SPVs). Each SPV is administered by Global Securitization Services, LLC (GSS) and owned by an affiliate of GSS. The SPVs have been consolidated into the Company as all activities of the SPVs are controlled by and for the Company.

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

The consolidated financial statements for the years ended December 31, 2007 and 2005 are unaudited and include all normal reoccurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2007 and 2005. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and method of application as the 2006 audited consolidated financial statements.

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

Cash and Cash Equivalents — The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on these accounts.

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

Real Estate — Real estate is recorded at cost, or if an impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Land is not depreciated. Real estate is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated at the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded for the years ended December 31, 2007, 2006 and 2005.

Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $590,620, $757,512, and $286,999 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

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

Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $743,745, $648,325 and $631,395 were recognized for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 3 —	Real Estate

Real estate consists of the following at December 31, 2007 and 2006:

	Asset Lives	2007	2006
	(Unaudited)

Land and land improvements	10-15 years	$27,696,898	$28,450,690
Building and building improvements	40 years	103,978,777	102,127,099
Furniture and equipment	3-10 years	10,711,310	10,148,030

		142,386,985	140,725,819
Less accumulated depreciation		(21,446,957)	(17,455,451)

		$120,940,028	$123,270,368

Note 4 —	Affiliate Transactions

Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006 and concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2007, 2006 and 2005 were $3,462,404, $3,911,592 and $3,964,787, respectively.

The agreements also provided for the reimbursement of certain direct costs of operations. Direct cost of operations reimbursed to SSLMI during the years ended December 31, 2007, 2006 and 2005 were $21,333,957, $20,672,041, and $19,699,558, respectively.

The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $400 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2007 and 2006, there was $0 in this reserve.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2007, 2006 and 2005, the Company recorded approximately $1,879,000, $2,149,000, and $2,131,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Company had a net receivable from its affiliates consisting of the following as of December 31, 2007 and 2006:

	2007	2006
	(Unaudited)

Receivable from:
SSLI and its subsidiaries	$335,603	$1,660,615

The net receivable from SSLI and its subsidiaries at December 31, 2007 and 2006 relates to management services provided of $335,603 and $53,378, respectively.

In addition, at December 31, 2006, the net payable to SSLI and subsidiaries includes $1,607,237 of advances to a subsidiary of SSLI. The advances were repaid during 2008.

Sunrise First Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note Payable to Affiliate — During 2002, SSLI loaned to one Facility $2,703,062 in the form of an unsecured note. The note had an original maturity date of April 1, 2004 with an option to extend for one year. The Company exercised options to extend the debt through January 2007. Interest accrues at the higher of six percent or the average 30-day LIBOR plus three percent per annum. The rate is adjusted annually on April 30. The balance of the debt was paid in full during 2006. Interest paid during 2006 was $151,623.

Note 5 —	Mortgages Payable

During 2002, the Company assumed loans for eight of the Facilities in the amount of $96.7 million from SSLI. Additionally, the Company obtained new debt of $30 million for four of the Facilities. On September 13, 2006, the loans were refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to repay the note payable to affiliate, pay the related transaction costs, and fund distributions to members. Long-term debt consists of the following at December 31, 2007 and 2006:

	2007	2006
	(Unaudited)

Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2016. The notes bear interest at 6.05 percent	$49,842,557	$50,756,905
Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2013. The notes bear interest at 5.99 percent	122,342,123	124,497,146

Long-term debt	$172,184,680	$175,254,051

Note 6 —	Mortgage Note Payable

Principal maturities of long-term debt as of December 31, 2007 are as follows:

Year ending December 31, 2008	$3,264,913
2009	3,468,496
2010	3,684,773
2011	3,914,536
2012	4,158,627
Thereafter	153,693,335

$172,184,680

Note 7 —	Members’ Capital

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

There were no accrued distributions at December 31, 2007 and 2006.

Note 8 —	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts that approximate their fair values due to the short-term maturities of these financial instruments.

Fixed rate debt with an aggregate carrying value of $172,184,680 and $175,254,051 as of December 31, 2007 and 2006, respectively, has an estimated aggregate fair value of $170,589,397, and $178,621,608, respectively.

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

Future minimum lease payments as of December 31, 2007 are as follows:

Year ending December 31, 2008	$165,000
2009	165,000
2010	173,250
2011	181,500
2012	181,500
Thereafter	35,506,755

$36,373,005

Note 10 —	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages of Sunrise Second Assisted Living Holdings, LLC (Sunrise Second). The outstanding balances on the mortgages of Sunrise Second totaled $166,728,174 at December 31, 2007.

Note 11 —	New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

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

/s/  Beers & Cutler PLLC
Vienna, Virginia
July 28, 2008

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Unaudited)

ASSETS
Real Estate, net	$116,089,085	$117,998,402
Other Assets
Cash and cash equivalents	3,468,337	4,722,364
Accounts receivable, less allowance for doubtful accounts of $182,406 and $268,733, respectively	665,602	1,159,789
Due from affiliates, net	531,219	—
Insurance claims receivable	—	—
Other assets	15	42,814
Prepaid rent	2,174,755	2,202,696
Restricted cash	—	—
Deferred financing costs, less accumulated amortization of $1,167,926 and $719,756, respectively	3,922,447	4,373,953

Total other assets	10,762,375	12,501,616

Total assets	$126,851,460	$130,500,018

LIABILITIES AND MEMBERS’ DEFICIT
Mortgages Payable	$166,728,174	$169,786,761
Other Liabilities
Accounts payable and accrued expenses	3,039,355	2,660,135
Due to affiliates, net	—	1,007,323
Deferred revenue	3,271,406	2,344,826
Deferred rent	—	—

Total other liabilities	6,310,761	6,012,284

Total liabilities	173,038,935	175,799,045

Members’ Deficit	(46,187,475)	(45,299,027)

Total liabilities and members’ deficit	$126,851,460	$130,500,018

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Unaudited)		(Unaudited)

Operating Revenue	$61,838,255	$58,683,362	$56,993,261
Operating expenses
Labor	22,920,882	21,444,384	22,425,562
Food	2,503,202	2,442,275	2,348,003
General and administrative	5,686,159	5,472,770	5,239,771
Insurance	1,877,288	1,837,703	2,492,301
Utilities	2,054,908	2,118,585	1,967,640
Repair and maintenance	1,923,713	1,692,775	1,430,900
Management fees	3,714,168	3,808,151	3,846,488
Depreciation	3,674,177	3,968,698	3,931,837
Impairment loss on property and equipment	—	—	3,587,827
Gain on insurance recovery	—	—	(3,587,827)

Total operating expenses	44,354,497	42,785,341	43,682,502

Income from Operations	17,483,758	15,898,021	13,310,759
Other (expense) income
Interest income	196,052	167,624	99,223
Interest expense	(10,582,682)	(8,992,769)	(7,855,583)

Total other expense	(10,386,630)	(8,825,145)	(7,756,360)

Net income	$7,097,128	$7,072,876	$5,554,399

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years Ended December 31, 2007, 2006 and 2005

Balance, January 1, 2005 (unaudited)	$9,359,855
Distributions (unaudited)	(6,812,082)
Net Income (unaudited)	5,554,399

Balance, December 31, 2005 (unaudited)	8,102,172
Distributions	(60,474,075)
Net Income	7,072,876

Balance December 31, 2006	(45,299,027)
Contributions (unaudited)	227,712
Distributions (unaudited)	(8,213,288)
Net Income (unaudited)	7,097,128

Balance December 31, 2007 (unaudited)	$(46,187,475)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Unaudited)		(Unaudited)

Cash flows from operating activities
Net income	$7,097,128	$7,072,876	$5,554,399
Reconciling adjustments:
Provision for bad debts	202,006	27,710	(6,093)
Depreciation	3,674,177	3,968,698	3,931,837
Amortization of prepaid rent	—	27,941	27,941
Amortization of financing costs	448,170	315,148	163,446
Impairment loss on property and equipment	—	—	3,587,827
Gain on insurance recovery	—	—	(3,587,827)
Changes in:
Accounts receivable	292,182	(259,610)	(165,700)
Insurance claims receivable	—	51,386	(45,000)
Other assets	70,740	210,001	(4,754)
Accounts payable and accrued expenses	379,220	31,934	634,732
Due to (from) affiliates	(1,538,542)	1,688,996	(558,123)
Deferred revenue	926,579	190,456	(872,068)
Deferred rent	—	(457,325)	149,464

Net cash provided by operating activities	11,551,660	12,868,211	8,810,081
Cash flows from investing activities
Increase (decrease) in restricted cash	—	851,913	(625,943)
Investment in property and equipment	(1,764,860)	(527,876)	(534,584)

Net cash (used in) provided by investing activities	(1,764,860)	324,037	(1,160,527)

Cash flows from financing activities
Financing costs refunded (paid)	3,336	(4,227,644)	4,395
Borrowing of long-term debt	—	170,523,000	—
Repayments of long-term debt	(3,058,587)	(124,470,089)	(2,563,252)
Contributions from members	227,712	—	—
Distributions to members	(8,213,288)	(52,329,245)	(7,573,684)

Net cash used in financing activities	(11,040,827)	(10,503,978)	(10,132,541)
Net (decrease) increase in cash and cash equivalents	(1,254,027)	2,688,270	(2,482,987)
Cash and cash equivalents, beginning of year	4,722,364	2,034,094	4,517,081

Cash and cash equivalents, end of year	$3,468,337	$4,722,364	$2,034,094

Supplemental disclosure of cash flow information Cash paid for interest	$10,188,449	$8,994,268	$7,698,584

Non-cash financing activities
Distribution of property	$—	$8,144,830	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Sunrise Senior Living Investments, Inc. (SSLII) was the initial member of the Company and is the managing member. SSLII is a wholly-owned subsidiary of Sunrise Senior Living, Inc. (SSLI). During 2002, SSLII contributed to the Company, at historical cost, its membership interests in 12 limited liability companies and one limited partnership each owning a separate assisted living facility (the Facilities). US Assisted Living Facilities II, Inc. (USALF), a Delaware corporation, was admitted to the Company for an 80 percent ownership for a cash contribution of approximately $58.7 million. SSLII retained a 20 percent ownership in the Company. The Company transferred its membership interest or sold each of the Facilities to 13 separate special purpose vehicles (SPVs). Each SPV is administered by Global Securitization Services, LLC (GSS) and owned by an affiliate of GSS. The SPVs have been consolidated into the Company as all activities of the SPVs are controlled by and for the Company.

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

The consolidated financial statements for the years ended December 31, 2007 and 2005 are unaudited and include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2007 and 2005. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and methods of application as the 2006 audited consolidated financial statements.

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

Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $448,170, $315,148, and $163,446 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included as interest expense in the consolidated statements of operations.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, fees paid as part of an extinguishment of debt are charged to expense and fees paid as part of an exchange or modification are amortized as an adjustment to interest expense over the remaining term of the modified debt. The Company has determined that the debt refinancing described in Note 5 is an exchange of debt and, accordingly, $4,227,644 of fees have been capitalized to deferred finance costs, including prepayment penalties of $3,375,029.

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

Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $652,639, $668,280, and $596,337 were recognized for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 3 —	Real Estate

Real estate consists of the following at December 31, 2007 and 2006:

	Asset Lives	2007	2006
		(Unaudited)

Land and land improvements	10-15 years	$21,566,550	$21,496,934
Building and building improvements	40 years	102,079,276	100,901,038
Furniture and equipment	3-10 years	10,850,553	10,333,547

		134,496,379	132,731,519
Less accumulated depreciation		(18,407,294)	(14,733,117)

		$116,089,085	$117,998,402

Note 4 —	Affiliate Transactions

Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006, concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2007, 2006 and 2005 were $3,714,168, $3,808,151 and $3,846,488, respectively.

The agreements also provided for the reimbursement to SSLMI of all direct costs of operations. Direct costs of operations reimbursed to SSLMI during the years ended December 31, 2007, 2006 and 2005 were $22,920,882, $21,444,384 and $22,425,562, respectively.

The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $550 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2007 and 2006, there was $0 in this reserve.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2007, 2006 and 2005, the Company recorded approximately $1,877,000, $1,838,000 and $2,492,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Company had a net receivable from (payable to) its affiliates consisting of the following as of December 31, 2007 and 2006:

	2007	2006
	(Unaudited)

Receivable from (payable to):
SSLI and its subsidiaries	$531,219	$(1,007,323)

The net receivable from (payable to) SSLI and its subsidiaries at December 31, 2007 and 2006 relates to management services, net of advances.

Sunrise Second Assisted Living Holdings, LLC

Notes to the Consolidated Financial Statements — (Continued)

Note 5 —	Mortgages Payable

In December 2002, each Facility obtained long-term debt, which was secured by liens on the real property. The mortgages bore interest at an annual rate of 6.14 percent, were due in monthly installments and were scheduled to mature in January 2010. The amounts outstanding under the mortgages at December 31, 2005 totaled $123,733,851.

On September 13, 2006, the loans were refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to pay the related transaction costs and fund distributions to members. The mortgages bear interest at an annual rate of 6.05 percent, are due in monthly installments and mature October 1, 2016. The amounts outstanding under the mortgages at December 31, 2007 and 2006 totaled $166,728,174 and $169,786,761, respectively.

Principal maturities of long-term debt as of December 31, 2007 are as follows:

Year ending December 31, 2008	$3,248,850
2009	3,450,948
2010	3,665,618
2011	3,893,642
2012	4,135,851
Thereafter	148,333,265

$166,728,174

Note 6 —	Members’ Capital

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

There were no accrued distributions at December 31, 2007 and 2006.

Note 7 —	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts which approximate their fair values due to the short-term nature of these financial instruments.

Fixed rate debt with an aggregate carrying value of $166,728,174 and $169,786,761 as of December 31, 2007 and 2006, respectively, has an estimated aggregate fair value of $164,670,961 and $171,096,269, respectively.

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

The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages payable of Sunrise First Assisted Living Holdings, LLC (Sunrise First). The outstanding balances on the mortgages of Sunrise First total $172,184,680 at December 31, 2007.

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

Note 11 —	New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

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

REPORT OF INDEPENDENT AUDITORS

To the Members of
Metropolitan Senior Housing, LLC:

In our opinion, the accompanying consolidated balance sheet, and the related consolidated statements of operations, changes in members’ deficit, and cash flows, present fairly, in all material respects, the financial position of Metropolitan Senior Housing, LLC (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2005 were audited by other auditors whose report dated May 24, 2006 expressed an unqualified opinion on those statements.

/s/  PricewaterhouseCoopers LLP
McLean, VA
May 18, 2007

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(Not covered by
	auditors’ report)

ASSETS
Land and land improvements	$35,955,737	$35,662,196
Building and building improvements	124,115,007	123,431,038
Furniture and equipment	19,027,991	18,352,996

	179,098,735	177,446,230
Less accumulated depreciation	(38,056,349)	(32,672,264)

Rental property, net	141,042,386	144,773,966
Cash	303,511	2,205,398
Receivable from affiliates	1,745,806	1,454,864
Prepaid expenses and other current assets	99,316	92,809
Restricted cash	955,856	1,216,530
Deferred financing costs, less accumulated amortization of $917,555 and $359,098, respectively	3,351,195	3,882,647

Total assets	$147,498,070	$153,626,214

LIABILITIES AND MEMBERS’ DEFICIT
Notes payable	$190,000,000	$190,000,000
Accounts payable and accrued expenses	118,956	261,355

Total liabilities	190,118,956	190,261,355
Members’ deficit	(42,620,886)	(36,635,141)

Total liabilities and members’ deficit	$147,498,070	$153,626,214

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(Not covered		(Not covered
	by auditors’		by auditors’
	report)		report)

Operating revenue
Lease income from affiliates	$19,981,144	$18,193,626	$21,466,735

Operating expenses
Taxes and insurance	2,104,522	1,831,921	1,708,480
General and administrative	80,296	337,205	65,396
Depreciation	5,384,085	5,347,188	5,359,582
Bad debt expense	—	6,728,816	474,763

	7,568,903	14,245,130	7,608,221

Other income (expense)
Interest income	74,927	44,928	8,380
Interest expense	(12,112,773)	(8,552,697)	(8,455,779)

Net income (loss)	$374,395	$(4,559,273)	$5,411,115

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
(Information as of December 31, 2007 and for the years ended December 31, 2007 and 2005 not covered by auditors’ report included herein)

	For the Years Ended December 31, 2007, 2006, and 2005
	Sunrise Senior
	Living	Federal Street	HVP Sun
	Investments, Inc.	Operating, LLC	Investing, LLC	Total

Members’ capital at December 31, 2004	$23,870,162	$29,739,772	$—	$53,609,934
Distributions	(2,691,852)	(3,826,116)	—	(6,517,968)
Net income	2,218,557	3,192,558	—	5,411,115

Members’ capital at December 31, 2005	23,396,867	29,106,214	—	52,503,081
Contributions	432,355	1,297,069	—	1,729,424
Distributions	(2,548,424)	(3,627,303)	—	(6,175,727)
Net loss through December 12, 2006	(1,766,435)	(2,541,941)	—	(4,308,376)
Transfer of members’ interest	—	(24,234,039)	24,234,039	—
Distributions	(29,956,969)	—	(50,175,677)	(80,132,646)
Net loss from December 12, 2006 through December 31, 2006	(62,724)	—	(188,173)	(250,897)

Members’ deficit at December 31, 2006	(10,505,330)	—	(26,129,811)	(36,635,141)
Distributions	(1,590,035)	—	(4,770,105)	(6,360,140)
Net income	93,599	—	280,796	374,395

Members’ deficit at December 31, 2007	$(12,001,766)	$—	$(30,619,120)	$(42,620,886)

The accompanying notes are an integral part of these financial statements.

METROPOLITAN SENIOR HOUSING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Not covered		(Not covered
	by auditors’		by auditors’
	report)		report)

Operating activities
Net income (loss)	$374,395	$(4,559,273)	$5,411,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,384,085	5,347,188	5,359,582
Amortization of financing costs	558,457	285,856	232,854
Provision for bad debts	—	6,728,816	474,763
Changes in assets and liabilities:
Receivable from affiliates	(290,942)	(385,801)	(869,056)
Prepaid expenses and other current assets	(6,507)	118,606	41,620
Restricted cash	260,674	(688,518)	(27,419)
Deferred rent receivable	—	2,156,571	5,862
Accounts payable and accrued expenses	(142,399)	154,737	23,520
Payables to affiliates	—	(804,399)	(1,474,319)

Net cash provided by operating activities	6,137,763	8,353,783	9,178,522

Investing activities
Investment in leased property	(1,652,505)	(1,056,679)	(1,045,999)

Net cash used in investing activities	(1,652,505)	(1,056,679)	(1,045,999)

Financing activities
Financing costs paid	(27,005)	(3,457,078)	—
Proceeds from notes payable	—	190,000,000	—
Repayment of notes payable	—	(107,215,679)	(2,097,770)
Contributions from members	—	1,729,424	—
Distributions to members	(6,360,140)	(86,308,373)	(5,974,804)

Net cash used in financing activities	(6,387,145)	(5,251,706)	(8,072,574)

Net (decrease) increase in cash	(1,901,887)	2,045,398	59,949
Cash at beginning of year	2,205,398	160,000	100,051

Cash at end of year	$303,511	$2,205,398	$160,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,554,317	$7,629,491	$8,222,925

Accrued distribution to members	$—	$—	$543,164

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2007 and for the
years ended December 31, 2007 and 2005 not covered by auditors’ report included herein)

1.	Organization

Metropolitan Senior Housing, LLC (the “LLC”) was formed on June 29, 2000 under the laws of the State of Delaware and began operations on June 29, 2000. The LLC shall terminate on December 31, 2025, unless substantially all of its assets are sold or the members elect to dissolve the LLC prior to this time.

Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and prior to December 12, 2006, held a 41% equity interest in the LLC, and Federal Street Operating, LLC (“Federal Street”) held a 59% equity interest through December 12, 2006. On December 12, 2006, Federal Street transferred its ownership interest to an unrelated third party, HVP Sun Investing, LLC, (“HVP”) a Delaware Limited Liability Company, pursuant to a Purchase and Sale Agreement dated October 17, 2006 (the “Purchase and Sale Agreement”). As of December 31, 2007 and 2006 HVP held a 75% interest in the LLC and SSLII owned a 25% equity interest in the LLC.

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

The accompanying consolidated financial statements and related footnotes for the years ended December 31, 2007 and 2005 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2006 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

(consisting of normal recurring accruals) necessary for a fair presentation of the Company’s consolidated results of operations and cash flows for the years ended December 31, 2007 and 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Property

Rental property is recorded at cost, including closing costs. Maintenance and repairs are charged to expense as incurred. Rental property is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of December 31, 2007, 2006, and 2005.

Depreciation on rental property is computed using the straight-line method over the following estimated useful lives of the related assets.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts has been provided against the portion of accounts receivable from the Operator, which is estimated to be uncollectible based on the rent for the Facilities exceeding Facility net operating income. Accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts. At December 31, 2007 and 2006, the allowance was $0.

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

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

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

Fixed-rate debt with an aggregate carrying value of $190,000,000 has an estimated aggregate fair value of $188,020,370 and $189,967,868 at December 31, 2007 and 2006, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and 2006, and current estimates of fair value may differ from amounts presented herein.

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

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of minimum future rentals due to the Company for the subsequent years under noncancelable leases in place as of December 31, 2007:

2008	$20,046,092
2009	20,046,092

$40,092,184

Receivable and Payable to Affiliates

The Company had net receivables from affiliates at December 31 consisting of the following:

	2007	2006
	(Not covered by
	auditors’ report)

Receivable (payable) from affiliates
Operator	$1,952,286	$1,384,050
SSLI and its subsidiaries	(206,480)	70,814

	$1,745,806	$1,454,864

The net receivables from the Operator are related to base and additional rents on the Facilities. The net receivable from Operator is net of costs paid by Operator on behalf of the Company.

On December 12, 2006, in conjunction with the transfer of membership interest to HVP, the Company legally released the Operator from the obligation related to unpaid rent, as such the Company has determined the amount is uncollectible and has recorded bad debt expense related to the receivable of $6,728,816.

The Company obtains professional and general liability insurance coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. The liability for the insurance deductibles has been estimated and recorded in accounts payable and accrued liabilities in the consolidated balance sheets if an amount remains unpaid at year end. In 2005, the Company transferred to the Operator the insurance expense related to the operations and retained and continued to record the property-related insurance expense in its consolidated financial statements. In 2007, 2006, and 2005, the Company included approximately $326,334, $108,000, and $122,000, respectively, of insurance expense in taxes and insurance in the consolidated statements of operations.

4.	Debt

During 2000, the Company assumed loans for eight of the Facilities. The loans were for a term of seven years and were collateralized by liens on the real property. The loans bore interest at an annual rate of 8.66% with a maturity date of April 2007. Payments of principal and interest in the amount of $611,028 were payable monthly. There were no balances outstanding under the loans as of December 31, 2007 and 2006, respectively. Repayment of the outstanding balance of $67,373,663 was made on December 12, 2006 in conjunction with the transfer of Federal Street’s member’s interest to HVP.

On December 29, 2003, the Company obtained loans for four of the Facilities. The loans were for a term of seven years and were collateralized by liens on the real property. The loans bore interest at an annual rate of 5.60% with a maturity date of January 2011. Payments of principal and interest in the amount of $248,038 were payable monthly. There were no balances outstanding under the loans as of December 31, 2007 and 2006, respectively. Repayment of the outstanding balance of $37,771,290 was made on December 12, 2006 in conjunction with the transfer of Federal Street’s member’s interest to HVP.

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

Metropolitan Senior Housing, LLC

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt as of December 31, 2007 were as follows:

2008	$—
2009	2,173,175
2010	2,309,126
2011	2,453,580
2012	2,563,212
Thereafter	180,500,907

$190,000,000

5.	Members’ Deficit (Information as of and for the years ended December 31, 2007 and 2005 not covered by auditors’ report included herein)

During 2001 and 2000, Federal Street contributed approximately $13.0 million and $62.0 million, respectively, to the Company for a 75% interest, and SSLII contributed property of approximately $4.0 million and $21.0 million, respectively, for a 25% interest. The Company maintains separate capital accounts for Federal Street and SSLII.

On December 29, 2003, the Company obtained $40.0 million of financing. The loan proceeds, net of transaction costs and a required $2.0 million escrow deposit, of approximately $37.0 million were accounted for as a capital transaction distribution and were distributed to Federal Street in accordance with the operating agreement. In January 2004, the escrow was released and the Company distributed the $2.0 million to Federal Street and accounted for the distribution as a capital transaction. As a result of these capital transactions, the capital account of Federal Street was reduced by approximately $39.0 million. Accordingly, Federal Street’s equity interest in the Company decreased from 75% to 59%, and SSLII’s equity interest increased from 25% to 41%.

The Company maintains separate capital accounts for Federal Street and SSLII. Net income has been allocated to the individual members’ capital accounts based on its ownership interest as follows: in the year ended December 31, 2005 and through December 12, 2006, 59% to Federal Street and 41% to SSLII, and from December 13, 2006 to December 31, 2007, 75% to HVP and 25% to SSLII.

On March 31, 2004, Federal Street and SSLII amended the LLC’s operating agreement and the facility operating agreements of the Owner Entities (Amendments). Under the Amendments, after the priority distributions are made to Federal Street and SSLII, any remaining distributable cash will be paid to SSLII until the payable balance to SSLI and its subsidiaries is reduced to zero. The Amendments were effective January 1, 2004. During 2007, 2006, and 2005, distributable cash of approximately $0, $0.06 million, and $0.45 million, respectively, was paid to SSLII to reduce the outstanding payable balance.

Priority distributions of net cash flow from operations during 2007, 2006, and 2005 of approximately $0, $3.6 million, and $3.8 million, respectively, were paid to Federal Street and $0, $2.5 million, and $2.7 million, respectively, were paid to SSLII. These distributions of net cash flow from operations were paid to Federal Street and SSLII according to their equity interest percentages of 59% and 41%, respectively.

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

The share of income, distributions, and expenses will be allocated 75% to HVP and 25% to SSLII. Upon liquidation, the LLC Agreement provides that, after return of capital to both partners, the remaining proceeds are to be split 75%/25%. Distributions of net cash flow from operations during 2007 of approximately $4.8 million and $1.6 million were paid to HVP and SSLII, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

REPORT OF INDEPENDENT AUDITORS

To the Partners of
PS Germany Investment (Jersey) Limited Partnership

We have audited the accompanying consolidated balance sheets of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries (’the Partnership’) as of 31 December 2007 and 2006, and the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended 31 December 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries at 31 December 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended 31 December 2007 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Ernst & Young LLP

London, England
10 September 2008

PS GERMANY INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED INCOME STATEMENT

	Years Ended 31 December
		2007	2006	2005
	Notes	€	€	€
				Unaudited

Operating revenue:
Resident fees		6,321,192	2,803,890	810,892
Rental income	5	4,673,335	2,394,728	1,013,166

Total operating revenue		10,994,527	5,198,618	1,824,058

Operating expenses:
Facility operating expenses		13,860,525	7,128,251	2,501,520
Facility development and pre-rental expenses	5	2,707,130	4,790,673	2,130,542
General and administrative expenses		209,777	247,551	286,405
Management fees	5	313,560	139,708	43,073
Depreciation	4	4,560,805	2,168,000	947,257
Negative fair value movement on property and equipment	4	63,613,081	10,739,995	—

Total operating expenses		85,264,878	25,214,178	5,908,797

Net operating loss		(74,270,351)	(20,015,560)	(4,084,739)

Other income/(expenses):
Interest income		2,999	40,566	40,801
Interest expense		(11,265,789)	(3,927,736)	(1,455,990)
Foreign exchange loss		(712)	—	—

Total other income/(expenses)		(11,263,502)	(3,887,170)	(1,415,189)

Loss before tax and minority interests		(85,533,853)	(23,902,730)	(5,499,928)
Income tax expense	8	—	—	—

Loss for the year after tax before minority interests		(85,533,853)	(23,902,730)	(5,499,928)
Minority interests		1,544,885	770,254	237,324

Net loss for the year after minority interests	9	(83,988,968)	(23,132,476)	(5,262,604)

The accompanying notes form an integral part of these financial statements

PS GERMANY INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

	At 31 December
		2007	2006
	Notes	€	€

Assets
Current assets:
Cash and cash equivalents	3	1,526,263	1,014,584
Accounts receivable		645,584	316,516
Prepaid expenses and other current assets		180,943	253,991
Receivables due from affiliates	5	4,391,014	1,504,691

Total current assets		6,743,804	3,089,782

Non current assets
Property and equipment	4	124,295,892	148,973,764
Restricted cash	7	5,737,273	—
Rent receivable	5	4,454,895	2,298,322
Participation rights	5	900,000	800,000

Total non current assets		135,388,060	152,072,086

Total assets		142,131,864	155,161,868

Liabilities and partners’ capital
Current liabilities
Trade payables		442,405	268,607
Accrued expenses	6	1,701,471	1,059,034
Payables due to affiliates	5	16,430,307	16,809,312
Current maturities of long-term debt	7	3,718,340	1,592,090

Total current liabilities		22,292,523	19,729,043

Non current liabilities
Partner loan	5	2,010,000	2,010,000
Notes payable to affiliates	5	10,469,296	3,661,206
Long-term debt, net of finance costs	7	172,379,204	108,701,520

Total non current liabilities		184,858,500	114,372,726

Minority interest		466,788	2,065,673
Partners’ capital	9	(65,485,947)	18,994,426

Total partners’ capital		(65,019,159)	21,060,099

Total liabilities and partners’ capital		142,131,864	155,161,868

The accompanying notes form an integral part of these financial statements

PS GERMANY INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Years Ended 31 December
	Partners’		Asset	Foreign			Total
	Capital	Accumulated	Revaluation	Currency	Partners’	Minority	Partners’
	Contributions	Deficit	Reserve	Translation	Capital	Interests	Capital
	€	€	€	€	€	€	€

At 1 January 2005 (unaudited)	20,857,904	(3,019,667)	—	—	17,838,237	1,226,393	19,064,630
Revaluation of property and equipment	—	—	5,888,024	—	5,888,024	—	5,888,024

Total income and expense for the year recognised directly in equity	—	—	5,888,024	—	5,888,024	—	5,888,024
Loss for the year	—	(5,262,604)	—	—	(5,262,604)	(237,324)	(5,499,928)

Total income and expense for the year	—	(5,262,604)	5,888,024	—	625,420	(237,324)	388,096
Partner contributions	15,511,189	—	—	—	15,511,189	952,290	16,463,479

At 31 December 2005 (unaudited)	36,369,093	(8,282,271)	5,888,024	—	33,974,846	1,941,359	35,916,205
Revaluation of property and equipment	—	—	(5,888,024)	—	(5,888,024)	—	(5,888,024)

Total income and expense for the year recognised directly in equity	—	—	(5,888,024)	—	(5,888,024)	—	(5,888,024)
Loss for the year	—	(23,132,476)	—	—	(23,132,476)	(770,254)	(23,902,730)

Total income and expense for the year	—	(23,132,476)	(5,888,024)	—	(29,020,500)	(770,254)	(29,790,754)
Partner contributions	14,040,080	—	—	—	14,040,080	894,568	14,934,648

At 31 December 2006	50,409,173	(31,414,747)	—	—	18,994,426	2,065,673	21,060,099
Foreign currency translation	—	—	—	(545,405)	(545,405)	—	(545,405)

Total income and expense for the year recognised directly in equity	—	—	—	(545,405)	(545,405)	—	(545,405)
Loss for the year	—	(83,988,968)	—	—	(83,988,968)	(1,544,885)	(85,533,853)

Total income and expense for the year	—	(83,988,968)	—	(545,405)	(84,534,373)	(1,544,885)	(86,079,258)
Partner contributions	54,000	—	—	—	54,000	(54,000)	—

At 31 December 2007	50,463,173	(115,403,715)	—	(545,405)	(65,485,947)	466,788	(65,019,159)

The accompanying notes form an integral part of these financial statements

PS GERMANY INVESTMENT (JERSEY) LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended 31 December
		2007	2006	2005
	Notes	€	€	€
				Unaudited

Operating activities
Loss for the year before tax		(85,533,853)	(23,902,730)	(5,499,928)
Adjustments to reconcile loss for the year before tax to net cash flows from operating activities:
Net finance costs		11,263,502	3,887,170	1,415,189
Negative fair value movement on property and equipment		63,613,081	10,739,995	—
Depreciation		4,560,805	2,168,000	947,257
Provision for bad debt		31,583	2,932	—
Changes in assets and liabilities:
Accounts receivable		(360,651)	(195,473)	(123,973)
Prepaid expenses and other current assets		73,048	(226,362)	1,252,470
Trade payables and accrued expenses		130,707	814,658	(2,916)
Rent receivable		(2,156,573)	(1,421,933)	(876,389)

Net cash flows used in operating activities		(8,378,351)	(8,133,743)	(2,888,290)

Investing activities
Increase in restricted cash		(5,737,273)	—	—
Purchase of property and equipment		(43,755,464)	(68,429,779)	(52,109,887)
Interest paid and capitalised		(1,235,851)	(1,077,332)	(461,152)
Purchase of participation rights		(100,000)	(300,000)	(500,000)
Interest received		2,999	40,566	40,801

Net cash flows used in investing activities		(50,825,589)	(69,766,545)	(53,030,238)

Financing activities
Contributions by partners		54,000	14,040,080	15,511,189
Contributions by minority interests		(54,000)	894,568	952,290
Financing cost paid		(430,159)	—	—
Net (repayments to)/borrowings from affiliates		(3,810,859)	8,170,511	(1,478,263)
Notes payable to affiliates		6,808,090	1,885,470	1,775,736
Borrowings of long-term debt		143,550,913	58,899,239	46,806,715
Repayments of long-term debt		(77,713,608)	(6,797,160)	(5,200,000)
Interest paid and expensed		(8,688,172)	(3,347,577)	(1,100,353)

Net cash flows from financing activities		59,716,205	73,745,131	57,267,314

Net increase/(decrease) in cash and cash equivalents before effect of exchange rate on cash		512,265	(4,155,157)	1,348,786
Effect of exchange rate on cash		(586)	—	—

Net increase/(decrease) in cash and cash equivalents		511,679	(4,155,157)	1,348,786
Cash and cash equivalents at beginning of year		1,014,584	5,169,741	3,820,955

Cash and cash equivalents at end of year	3	1,526,263	1,014,584	5,169,741

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements
for the years ended 31 December 2007, 2006 and 2005

1.	Organization

PS Germany Investment (Jersey) Limited Partnership (the Partnership) was formed under the laws of Jersey, Channel Islands on 31 May 2002, between Sunrise Assisted Living Investment, Inc. (SALII), a wholly owned subsidiary of Sunrise Senior Living, Inc. (Sunrise), Senior Housing Germany Investment Limited Partnership (SHIP), SunCo LLC (SunCo), a wholly owned subsidiary of Sunrise and PS Germany (Jersey) GP Limited (General Partner). On 29 January 2003, SALII transferred its entire interest in the Partnership to Sunrise Senior Living International L.P. (Sunrise LP), a subsidiary of Sunrise. The Partnership was established for the purpose of acquiring land and buildings in order to construct, develop, market, operate, finance and sell assisted living facilities in Germany. As of 31 December 2007, the Partnership has eight operating properties and one property under active development in Germany as well as one parcel of undeveloped land. The facilities will offer accommodation and organize the provision of non-complex medical care services to elderly residents for a monthly fee. The Partnership’s services will generally not be covered by health insurance so the monthly fees will be payable by the residents, their family, or another responsible party. The Partnership shall be dissolved on 31 May 2010 unless extended or terminated earlier in accordance with the terms and provisions of the Partnership Agreement.

2.1  Basis of preparation

The consolidated financial statements have been prepared on an historical cost basis, except for property and equipment relating to properties operating at the year end, which have been measured at fair value. The consolidated financial statements are presented in Euros.

Going concern

The consolidated financial statements have been prepared on a going concern basis. As of 31 December 2007, partners’ capital had a deficit balance of approximately €65 million. This deficit is the result of accumulated operating losses of the partnership and negative fair value charges related to the property owned by the partnership. As discussed in notes 5 and 7, Sunrise has provided loans to the partnership to cover operating deficits. Sunrise has also provided guarantees to the third party lenders of the partnership that they will continue to provide funding for the operating deficits of the partnership. As of 30 June 2008, the amount of funding provided by Sunrise under these loans and guarantees was approximately €27 million. Sunrise has estimated that they will need to fund an additional €36 million through 2012 until the communities reach stabilization. Based on the guarantee of future funding from Sunrise, the General Partner believes it is appropriate to prepare the consolidated financial statements on a going concern basis as of 31 December 2007.

Statement of compliance

The consolidated financial statements of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as adopted by the International Accounting Standards Board as they apply to the financial statements of the limited partnership and its subsidiaries for the year ended 31 December 2007.

Principles of consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiary undertakings. The Partnership wholly owns eleven General Partnerships that in turn own twelve non-wholly owned limited partnerships which the General Partnerships control with the unilateral right and obligation to manage and represent the limited partnerships. These eleven non-wholly owned limited partnerships are also included in the consolidated financial statements of the Partnership as it is the Partnership’s policy to consolidate non-wholly owned interests when it holds the unilateral ability to conduct the ordinary course of business of the non-wholly owned interests. The Partnership’s wholly owned and non-wholly owned subsidiaries will develop, own

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.

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

2.3  Significant accounting judgement and estimates

Judgements

In the process of applying the Partnership’s accounting policies, management has made the following judgements, apart from those involving estimation, which have the most significant effect on the amounts recognised in the financial statements:

Operating lease commitments — partnership as lessor

The Partnership has entered into commercial property leases on its property portfolio. The Partnership has determined that it retains all the significant risks and rewards of ownership of these properties, a portion of which are leased out on operating sub-leases.

Estimation uncertainty

The preparation of financial statements in conformity with International Financial Reporting Standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred tax assets

Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilised. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised tax losses at 31 December 2007 was €nil (2006: €nil) and the unrecognised tax losses at 31 December 2007 were approximately €70 m (2006: €51m). Further details are contained in note 8.

2.4  Summary of significant accounting policies

Cash and cash equivalents

On the balance sheet and for purposes of the statement of cash flows, cash and cash equivalents consist of balances held by financial institutions. The Partnership considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

PS Germany Investment (Jersey) Limited Partnership

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

Following initial recognition at cost, property and equipment is carried at a revalued amount, which is the fair value at the date of the revaluation less any subsequent accumulated depreciation and subsequent accumulated impairment losses. All categories of property and equipment are revalued simultaneously. Therefore, any fair value surplus or deficit has been apportioned between all categories in relation to cost or brought forward carrying amounts.

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

Based on independent valuations, a negative fair value deficit was recorded as of 31 December 2007 and 31 December 2006.

Impairment of non-financial assets

Non-financial assets are reviewed for indications of impairment whenever events or circumstances indicate that the asset’s discounted expected cash flows are not sufficient to recover its carrying amount. The Partnership measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Restricted cash

Cash that is pledged or is subject to withdrawal restrictions has been separately identified on the balance sheet as restricted cash.

Leases

Leases where the Partnership retains substantially all the risks and benefits of ownership of the asset are classified as operating leases.

Revenue recognition

Operating revenue consists of resident fee revenue and rental income. Resident fee revenue is recognised monthly as services are rendered. Agreements with residents are generally for a term of one year and are cancellable

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

by residents with thirty days notice. Rental income arising on the facilities is accounted for on a straight-line basis over the lease terms on ongoing leases (note 5).

Interest income is recognised as interest accrues.

Operating expenses

Operating expenses consist of:

•	Facility operating expenses including labour, food, marketing and other direct costs of operating the communities.

•	Facility development and pre-rental expenses associated with the development and marketing of communities prior to opening.

•	General and administrative expenses related to costs of the Partnership itself.

•	Management fees paid to a subsidiary of Sunrise for managing the communities (note 5).

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

Deferred income tax

Deferred income tax is provided using the liability method on temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. However, as note 8 indicates, the net deferred tax assets have not been recognised, because there is no assurance that enough profits will be generated in the future to be able to utilise the losses and expenditures carried forward. Accordingly, no provision for income taxes has been included in these financial statements, and there are no current or deferred income taxes.

Deferred income tax liabilities are recognised for all taxable temporary differences, except:

•	where the deferred income tax liability arises from the initial recognition of goodwill or of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

•	in respect of taxable temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, where the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred income tax assets are recognised for all deductible temporary differences, carry forward of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, and the carry forward of unused tax credits and unused tax losses can be utilised except:

•	where the deferred income tax asset relating to the deductible temporary differences arises from the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•	in respect of deductible temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, deferred income tax assets are recognised only to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilised.

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

Foreign currency translation

The consolidated financial statements are presented in Euros, which is the Partnership’s functional and presentational currency. Monetary assets and liabilities dominated in foreign currencies are retranslated at the functional currency rate of exchange ruling at the balance sheet date. All differences are taken to profit or loss. Non monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transaction.

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

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

New standards and interpretations not applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting International Committee (“IFRIC”) have issued the following standards and interpretations with effective dates after the date of these financial statements that have not yet been adopted by the group:

IASB (IAS / IFRSs)	Effective date

IFRS 2 Amendment to IFRS 2 — Vesting Conditions and Cancellations	1 January 2009
IFRS 3 Business Combinations (revised January 2008)	1 July 2009
IFRS 5 Non current assets held for sale and discontinued operations	1 July 2009
IFRS 8 Operating Segments	1 January 2009
IAS 1 Presentation of Financial Statements (revised September 2007)	1 January 2009
IAS 16 Amendment — Property, Plant and Equipment	1 January 2009
IAS 19 Amendment — Employee Benefits	1 January 2009
IAS 23 Borrowing Costs (revised March 2007)	1 January 2009
IAS 27 Consolidated and Separate Financial Statements (revised January 2008)	1 July 2009
IAS 28 Amendment — Investments in Associates	1 July 2009
IAS 31 Amendment — Interests in Joint Ventures	1 July 2009
IAS 32 Amendment — Financial Instruments” Presentation	1 January 2009

IFRIC	Effective date

IFRIC 12 Service Concession Arrangements	1 January 2008
IFRIC 13 Customer Loyalty Programmes	1 July 2008
IFRIC 14 IAS 19 — The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction	1 January 2008
IFRIC 15 Agreements for the Construction of Real Estate	1 January 2009

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

3.	Cash and cash equivalents

For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise the following at 31 December:

	2007	2006
	€	€

Cash at banks and on hand	1,526,263	1,014,584

	1,526,263	1,014,584

Cash at banks earns interest at floating rates based on daily bank deposit rates.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

4.	Property and equipment

Property and equipment consists of the following at 31 December 2007:

		Furniture
	Land and	and	Construction
	Buildings	Equipment	in Progress	Total
	€	€	€	€

As at 1 January 2007, net of accumulated depreciation	85,589,031	6,622,089	56,762,644	148,973,764
Additions, including interest capitalised	68,688,800	5,844,216	(29,541,701)	44,991,315
Revaluations	(60,014,126)	(3,598,955)	—	(63,613,081)
Depreciation charge for the year	(2,952,157)	(1,608,648)	—	(4,560,805)
Transfer of net deferred financing costs	—	—	(1,495,301)	(1,495,301)

As at 31 December 2007, net of accumulated depreciation	91,311,548	7,258,702	25,725,642	124,295,892

As at 1 January 2007 Cost or fair value	87,589,868	7,737,634	56,762,644	152,090,146
Accumulated depreciation	(2,000,837)	(1,115,545)	—	(3,116,382)

Net carrying amount	85,589,031	6,622,089	56,762,644	148,973,764

As at 31 December 2007 Cost or fair value	96,264,542	9,982,895	25,725,642	131,973,079
Accumulated depreciation	(4,952,994)	(2,724,193)	—	(7,677,187)

Net carrying amount	91,311,548	7,258,702	25,725,642	124,295,892

Construction in progress represents costs incurred in construction of two facilities in development or pre-development. Costs to complete construction of the two facilities are estimated to be €26 million. One of the facilities was completed in February 2008. The Partnership has not decided whether it intends to complete development of the remaining facility.

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the eight communities that were operating as of 31 December 2007, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is considered by the directors to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the revaluation was 31 December 2007. An independent valuation was also obtained for a parcel of undeveloped land. Fair value was determined by reference to market — based evidence. The date of the valuation was 31 December 2006. For 2007, management has determined the fair value of the undeveloped land has not materially differed from the valuation at 31 December 2006.

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2007:

		Furniture
	Land and	and	Construction
	Buildings	Equipment	in Progress	Total
	€	€	€	€

Cost	166,951,743	13,498,770	25,875,642	206,326,155
Accumulated depreciation	(4,952,994)	(2,724,193)	—	(7,677,187)

Net carrying amount	161,998,749	10,774,577	25,875,642	198,648,968

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Ten facilities, eight operating and one under development, and one parcel of undeveloped land, with a total carrying amount of €198,648,968 are subject to a first charge to secure the Partnership’s long-term debt (note 7).

Property and equipment consists of the following at 31 December 2006:

		Furniture
	Land and	and	Construction
	Buildings	Equipment	in Progress	Total
	€	€	€	€

As at 1 January 2006, net of accumulated depreciation	40,368,862	3,463,127	57,881,908	101,713,897
Additions, including interest
capitalised	62,427,109	4,598,041	206,961	67,232,111
Revaluations	(15,800,920)	(677,099)	(150,000)	(16,628,019)
Depreciation charge for the year	(1,406,020)	(761,980)	—	(2,168,000)
Transfer of net deferred financing costs	—	—	(1,176,225)	(1,176,225)

As at 31 December 2006, net of accumulated depreciation	85,589,031	6,622,089	56,762,644	148,973,764

As at 1 January 2006 Cost or fair value	40,963,679	3,816,692	57,881,908	102,662,279
Accumulated depreciation	(594,817)	(353,565)	—	(948,382)

Net carrying amount	40,368,862	3,463,127	57,881,908	101,713,897

As at 31 December 2006 Cost or fair value	87,589,868	7,737,634	56,762,644	152,090,146
Accumulated depreciation	(2,000,837)	(1,115,545)	—	(3,116,382)

Net carrying amount	85,589,031	6,622,089	56,762,644	148,973,764

Revaluations of €16,628,019 include the 2006 charge to the consolidated income statement of €10,739,995 together with the write back of the 2005 surplus of €5,888,024 recorded in Asset revaluation reserve.

Construction in progress represents costs incurred in construction of six facilities in development or pre-development. Costs to complete construction of the six facilities are estimated to be €102 million.

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the five communities that were operating as of 31 December 2006, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the revaluation was 31 December 2006. An independent valuation was also obtained for a parcel of undeveloped land. Fair value was determined by reference to market — based evidence. The date of the valuation was 31 December 2006.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2006:

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€

Cost	98,262,942	7,654,555	56,912,644	162,830,141
Accumulated depreciation	(2,000,837)	(1,115,544)	—	(3,116,381)

Net carrying amount	96,262,105	6,539,011	56,912,644	159,713,760

Property and equipment consists of the following at 31 December 2005 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€

As at 1 January 2005, net of accumulated depreciation	—	2,859	43,483,479	43,486,338
Additions, including interest capitalised	35,835,832	3,052,531	15,957,676	54,846,039
Revaluations	5,127,847	760,177	—	5,888,024
Depreciation charge for the year	(594,817)	(352,440)	—	(947,257)
Transfer of net deferred financing costs	—	—	(1,559,247)	(1,559,247)

As at 31 December 2005, net of accumulated depreciation	40,368,862	3,463,127	57,881,908	101,713,897

As at 1 January 2005
Cost	—	3,984	43,483,479	43,487,463
Accumulated depreciation	—	(1,125)	—	(1,125)

Net carrying amount	—	2,859	43,483,479	43,486,338

As at 31 December 2005 Cost or fair value	40,963,679	3,816,692	57,881,908	102,662,279
Accumulated depreciation	(594,817)	(353,565)	—	(948,382)

Net carrying amount	40,368,862	3,463,127	57,881,908	101,713,897

Construction in progress represents costs incurred in construction of nine properties in development or pre-development. Costs to complete construction of the nine facilities are estimated to be €189 million.

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the five communities that were operating as at 31 December 2005, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the valuation was 31 December 2005.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

5.	Affiliate transactions

The consolidated financial statements include the financial statements of the Partnership and the subsidiary undertakings listed in the following table, all drawn up to 31 December 2007:

	Country of	% equity Interest
Name	Incorporation	2007	2006

PS Assisted Living SARL	Luxembourg	100	100
Sunrise Properties Germany GmbH	Germany	100	100
PSRZ (Germany) GP GmbH	Germany	100	100
General Partners:
PSRZ Klein Flottbek GmbH	Germany	100	100
PSRZ Reinbek GmbH	Germany	100	100
PSRZ Villa Camphausen GmbH	Germany	100	100
PSRZ Frankfurt-Westend GmbH	Germany	100	100
PSRZ Oberursel GmbH	Germany	100	100
PSRZ Wiesbaden GmbH	Germany	100	100
PSRZ Hannover GmbH	Germany	100	100
PSRZ Munchen-Thalkirchen GmbH	Germany	100	100
PSRZ Konigstein GmbH	Germany	100	100
PSRZ Meerbusch GmbH	Germany	100	100
PSRZ Ratingen-Hosel GmbH	Germany	100	100
PSRZ Bad Soden GmbH	Germany	100	100
Property Companies:
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Reinbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Oberursel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Wiesbaden Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Hannover Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Konigstein Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Meerbusch Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Ratingen-Hosel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Bad Soden Senior Living GmbH & Co. KG	Germany	94	94
Operating Companies:
Sunrise Klein Flottbek GmbH	Germany	100	100
Sunrise Reinbek GmbH	Germany	100	100
Sunrise Villa Camphausen GmbH	Germany	100	100
Sunrise Frankfurt-Westend GmbH	Germany	100	100
Sunrise Oberursel GmbH	Germany	100	100
Sunrise Wiesbaden GmbH	Germany	100	100
Sunrise Hannover GmbH	Germany	100	100
Sunrise Munchen-Thalkirchen GmbH	Germany	100	100
Sunrise Konigstein GmbH	Germany	100	100

PS Germany (Jersey) GP Limited is the ultimate controlling party of the Partnership through the governance of the Board of Directors and Executive Committee. The Board of Directors is appointed by SHIP and Sunrise. The Board of Directors appoints the Executive Committee. All actions of the Executive Committee require the unanimous approval of all members.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Other related parties

The following table provides the closing balances for transactions which have been entered into with related parties for the relevant financial year.

	2007	2006
	€	€

Amounts due from other related parties
General PartnerPS Germany (Jersey) GP Limited	40,853	40,853
Care Companies:
Sunrise Reinbek Pflege GmbH	1,388,936	577,028
Sunrise Klein Flottbek Pflege GmbH	984,301	787,799
Sunrise Villa Camphausen Pflege GmbH	704,803	41,927
Sunrise Frankfurt-Westend Pflege GmbH	630,165	8,399
Sunrise Oberursel Pflege GmbH	375,574	48,685
Sunrise Wiesbaden Pflege GmbH	136,448	—
Sunrise Munchen-Thalkirchen Pflege GmbH	105,661	—
Sunrise Hannover Pflege GmbH	24,273	—

	4,391,014	1,504,691

Amounts due to other related parties Sunrise and its wholly owned subsidiaries	16,430,307	16,809,312

	16,430,307	16,809,312

Sunrise and its wholly owned subsidiaries

Subsidiaries of the Partnership have entered into management and development agreements with Sunrise Senior Living Germany GmbH (SSL Germany), a wholly owned subsidiary of Sunrise, to provide development, design, construction, management, and operational services relating to the facilities in Germany. The development agreements commenced during 2002 and have or will terminate when the facilities open. The management agreements begin when the facilities open and will terminate fifteen years after the facility opens.

Under the development agreements, SSL Germany, as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership in 2007 were €1,492,881 (2006 — €2,940,527) (2005 — €3,864,062).

Under the management agreements, SSL Germany, as manager of the properties, will receive management fess equal to 5% — 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership in 2007 were €313,560 (2006 — €139,708) (2005 — €43,073).

The Partnership has an amount due to Sunrise and its wholly owned subsidiaries of €16,430,307 as of 31 December 2007 (2006 — €16,809,312). This payable relates to the above described transactions as well as other development costs paid by Sunrise on behalf of the Partnership. This payable is due on demand and is non-interest bearing.

General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of €40,853 as of 31 December 2007 (2006 — €40,853). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Care Companies

Upon opening of each facility, each of the German Operating Companies has entered into a Service Agreement with their respective Care Companies, wholly owned subsidiaries of Sunrise, whereby the Care Company will provide emergency resident care services for the residents residing in a portion of the facility. Total amounts paid to the Care Companies in 2007 were €401,414 (2006 — €175,490) (2005 — €51,215), representing the net profit on the services provided. In addition under a second Service Agreement the Operating Company will provide non-care resident services for the residents residing in a portion of the facility. Total fees received by the Operating Companies in 2007 were €1,033,587 (2006 — €346,683) (2005 — €68,186) representing the net profit on the services provided.

Rent receivable and rental income

Upon the opening of each facility, each of the Care Companies enters into subleases for a portion of each facility under a twenty-five year sublease with their respective Operating Company. Total rental income received by the Partnership in 2007 was €4,673,335 (2006 — €2,394,728) (2005 - €1,013,166). The subleases may include an abatement of all or a portion of the first year’s rent. The excess of rents accrued over the amounts contractually due pursuant to the underlying leases is recorded as rent receivable on the consolidated balance sheet.

Future minimum lease payments to be received under eight subleases as of 31 December 2007 are as follows:

€

2008	5,417,734
2009	5,417,734
2010	5,417,734
2011	5,417,734
2012	5,417,734
Thereafter	100,239,754

127,328,424

Further, rent receivable, which represents the excess of the rent income accrued over the amount contractually due, will be paid commencing from the second year of the lease and will be fully paid by the last year of the lease. As of 31 December 2007, €118,031 (2006 — €59,717) of the rent receivable will be received in the next 12 months. Total rent receivable in 2007 was €4,454,895 (2006 — €2,298,332) (2005 — 876,389).

Participation rights

A subsidiary of the Partnership entered into Participation Rights Agreements with nine of the Care Companies. These agreements grant the Partnership a share in the profits of the Care Companies. The Partnership paid €100,000 in 2007, €300,000 in 2006 and €500,000 in 2005 (€100,000 to each Care Company), the nominal value of the Participation Rights, which will be repaid at the end of the Participation Rights Agreement. These agreements will terminate in accordance with the terms of the Participation Rights Agreements. The share of profits received by the Partnership in 2007 was €nil (2006 — €nil) (2005 — €nil). In June 2008, the Participation Rights were repaid.

Partner loan

Under the terms of the Partnership Agreement, Sunrise LP and SHIP have provided loans to the Partnership in amounts sufficient to protect the Partnership’s assets or business. The loans are unsecured, non-interest bearing and are repayable from available cash from operations or capital transactions.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Notes payable to affiliates

In December 2005, a subsidiary of the Partnership entered into a subordinate loan agreement with Sunrise LP to fund the operating deficits of the facilities up to €10 million. Interest accrues at EURIBOR plus 4.25% on the subordinated debt and the debt matures on the earlier of the date the construction loans terminate or five years from the date of the subordinate loan agreement. There was €10,469,296 outstanding at 31 December 2007 including accrued interest of €469,296 (2006 — €3,661,206 including accrued interest of €172,026) (2005 — €1,775,736 including accrued interest of €nil).

Key management personnel

A director of certain subsidiaries of the Partnership is a partner in a law firm that provides legal services to the Partnership. During 2007, the Partnership paid fees to this law firm of €100,757 (2006 — €267,584) (2005 — €72,115). In December 2007, this director resigned from the Partnership.

6.	Accrued expenses

Accrued expenses consist of the following:

	2007	2006
	€	€

Contractor accruals	24,734	126,386
Professional fee accruals	806,486	553,374
Interest payable on mortgage debt	467,263	79,005
Other accrued expenses	402,988	300,269

	1,701,471	1,059,034

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

7.	Long-term debt and commitments

The Partnership obtained commitments for land loans, construction loans and revolving loans of up to €193.9 million to fund nine facilities and one parcel of undeveloped land. The loans are for terms ranging from two to seven years and are secured by the facilities. Advances under the loans bear interest of EURIBOR plus 1.125% to EURIBOR plus 3.25%. There was €176,097,544 outstanding at 31 December 2007 (2006 — €110,293,610). These amounts are net of finance costs of €2,084,076 at 31 December 2007 (2006 — €2,050,705). Land loans maturing during 2008 are expected to be re-financed with construction loans.

Principal maturities of long-term debt as of 31 December 2007 are as follows:

			2007	2006
Current	Effective Interest Rate%	Maturity	€	€

€1,202,500 bank loan	2.25 + EURIBOR	2008	1,202,500	1,189,090
€2,358,100 bank loan	3.25 + EURIBOR	2008	515,840	403,000
€13,761,900 bank loan	3.25 + EURIBOR	2008	2,000,000	—

			3,718,340	1,592,090

Non-current
€17,304,415 bank loan	2.25 + EURIBOR	2009	—	16,322,065
€2,440,000 bank loan	2.25 + EURIBOR	2010	—	2,312,738
€2,535,304 bank loan	2.25 + EURIBOR	2010	—	2,688,453
€2,786,390 bank loan	2.50 + EURIBOR	2010	—	2,167,896
€2,926,074 bank loan	2.50 + EURIBOR	2010	—	2,632,437
€18,494,696 bank loan	2.25 + EURIBOR	2010	—	15,899,508
€19,575,100 bank loan	2.50 + EURIBOR	2010	—	14,716,980
€19,969,848 bank loan	2.50 + EURIBOR	2010	—	16,333,768
€2,358,100 bank loan	3.25 + EURIBOR	2008 - 2011	1,036,260	1,552,100
€3,317,603 bank loan	1.125 - 2.00 + EURIBOR	2011	2,472,894	420,714
€3,380,292 bank loan	1.125 - 2.00 + EURIBOR	2011	2,565,010	424,989
€13,761,900 bank loan	3.25 + EURIBOR	2008 - 2011	10,340,239	13,210,497
€16,899,403 bank loan	1.125 - 2.00 + EURIBOR	2011	15,125,874	4,502,554
€21,062,550 bank loan	1.125 - 2.00 + EURIBOR	2011	18,574,495	7,474,486
€21,613,301 bank loan	1.35 - 2.25 + EURIBOR	2011	18,957,299	8,042,335
€2,992,567 bank loan	1.35 - 2.25 + EURIBOR	2012	1,730,797	—
€3,961,848 bank loan	2.75 + EURIBOR	2012	3,944,845	—
€4,230,775 bank loan	2.75 + EURIBOR	2012	4,212,618	—
€4,239,762 bank loan	2.75 + EURIBOR	2012	4,221,566	—
€4,289,330 bank loan	1.125 - 2.00 + EURIBOR	2012	1,327,079	—
€4,520,586 bank loan	2.75 + EURIBOR	2012	4,455,250	—
€15,223,829 bank loan	2.75 + EURIBOR	2012	15,204,428	—
€16,799,225 bank loan	2.75 + EURIBOR	2012	16,727,128	—
€17,032,444 bank loan	1.125 - 2.00 + EURIBOR	2012	14,586,650	—
€18,399,642 bank loan	2.75 + EURIBOR	2012	18,320,677	—
€18,656,160 bank loan	2.75 + EURIBOR	2012	18,576,095	—

			172,379,204	108,701,520

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

€1,202,500 bank loan
This loan is secured by land and is repayable in full in December 2008. In December 2007, the maturity date was extended to December 2008.

€2,358,100 bank loan
This loan is secured by facility and has quarterly payments with the balance repayable in June 2009.

€13,761,900 bank loan
This loan is secured by the facility and has quarterly payments beginning June 2009 and the balance repayable in March 2011. In accordance with the loan agreement, additional quarterly principal payments of €500,000 are made if the Debt to Net Operating Income ratio exceeds 8.25 beginning January 2007 or exceeds 8.0 beginning July 2007. Total principal payments made in 2007 were €1,000,000. The Partnership paid €500,000 in the first quarter of 2008 and it is anticipated the Partnership will be required to make the €500,000 principal payments for each of the remaining quarters in 2008.

€17,304,415 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€2,440,000 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€2,535,304 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€2,786,390 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€2,926,074 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€18,494,696 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€19,575,100 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€19,969,848 bank loan
This loan was secured by the facility and was repaid in full in April 2007 upon refinancing of the debt by the Partnership.

€3,317,603 bank loan

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

This loan is secured by the facility and is repayable in full in December 2011.

€3,380,292 bank loan
This loan is secured by the facility and is repayable in full in November 2011.

€16,899,403 bank loan
This loan is secured by the facility and is repayable in full in October 2011.

€21,062,550 bank loan
This loan is secured by the facility and is repayable in full in December 2011.

€21,613,301 bank loan
This loan is secured by the facility and is repayable in full in March 2011.

€2,992,567 bank loan
This loan is secured by the facility and is repayable in full in March 2012.

€3,961,848 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€4,230,775 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€4,239,762 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€4,289,330 bank loan
This loan is secured by the facility and is repayable in full in July 2012.

€4,520,586 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€15,223,829 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€16,799,225 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€17,032,444 bank loan
This loan is secured by the facility and is repayable in full in July 2012.

€18,399,642 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

€18,656,160 bank loan
This loan is secured by the facility and is repayable in full in April 2012.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

Debt Service Reserve

In April 2007, the Partnership refinanced eight construction loans relating to four of the facilities. In accordance with the new loan agreements, the Partnership was required to open a Debt Service Reserve Account held by the Lender. These funds will be advanced to the Partnership when a debt service ratio of not less than 1.0 to 1.0 has been achieved as of 28 February 2009 and a debt service ratio of not less than 1.25 to 1.0 has been achieved as of 28 February 2010. If the debt service ratios are not achieved, the Partnership will be required to make principal payments. As of 31 December 2007, total funds in the Debt Service Reserve Account were €5,737,273, which is reflected as restricted cash on the balance sheet.

Commitments

Concurrent with the Partnership entering into the loan agreements with the lenders, Sunrise has also entered into certain guarantee agreements with the lenders related to construction cost overruns and operating deficits for which Sunrise has been paid a fee by the Partnership equal to a percentage of the loan amount. As of 31 December 2007, total fees paid and capitalized by the Partnership were €1,865,100.

The Cost Overrun Guarantees commence when construction of the facility commences and terminate when all obligations related to the construction of the facility have been satisfied. Under the Cost Overrun Guarantees, Sunrise agrees to immediately make available to the Partnership funds to cover any cost overruns incurred during the period of construction. These funds are generally advanced to the Partnership as non-interest bearing and subordinate to the claims of the primary lender.

The Operating Deficit Guarantees commence when the facility opens and terminate when the third party debt is paid in full for loans with principal balances of €101,548,327, with the following exception. The Operating Deficit Guarantees for loans with principal balances of €76,633,293 may be terminated by the lender if the Interest Cover Ratio and Debt Service Cover Ratio equals or exceeds the benchmarks determined by the Guarantee Agreements for 12 consecutive months. Under the Operating Deficit Guarantees, Sunrise agrees to immediately make available to the Partnership funds to cover any operating deficits of the facility. These funds are generally advanced to the Partnership as non-interest bearing and subordinate to the claims of the primary lender. As discussed in note 5, Sunrise LP has entered into a subordinate loan agreement of up to €10.0 million for the funding of operating deficits of the facilities. All operating deficit funding in excess of €10.0 million has been recorded as part of the Payables due to affiliates balance as at 31 December 2007.

8.	Income taxes

The Partnership is not a taxable entity since attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement. However, the operating companies and property companies are subject to German income tax.

Major components of income for the years ended 31 December are as follows:

	2007	2006	2005
	€	€	€
			Unaudited

Partnership income	4,819,612	3,805,979	2,402,331
Operating and property company loss	(88,808,580)	(26,938,455)	(7,664,935)

Consolidated net loss	(83,988,968)	(23,132,476)	(5,262,604)

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

The operating and property companies had the following deferred tax assets and liabilities at 31 December:

	2007	2006
	€	€

Deferred tax assets
Net operating losses for Operating and Property Companies	18,392,000	13,441,272
Negative fair value movement on property and equipment	19,629,212	2,835,359

Total deferred tax assets	38,021,212	16,276,631

Deferred tax liabilities
Property and equipment	(517,682)	(338,970)
Rent abatement	(1,183,018)	(606,757)
Facility development and operating expense	(4,691,445)	(3,846,626)
Deferred finance cost	(680,290)	(180,778)

Total deferred tax liabilities	(7,072,435)	(4,973,131)

Net deferred tax asset	30,948,777	11,303,500

As at 31 December 2007 the operating companies and property companies had combined accumulated net operating losses of approximately €69,666,665 (2006 — €50,913,909) (2005 — €24,555,458) which according to German tax laws can be carried forward indefinitely for offset against future taxable profits of the companies in which the losses arose. At the applicable statutory tax rate of 26.4% for 2007, 2006 and 2005 this would create a long-term deferred tax asset of €18,392,000 at 31 December 2007 (2006 — €13,441,272).

Additionally, a negative fair value charge taken for accounting purposes in 2007 in the amount of €63,613,081 (2006 — €10,739,995) would create a deferred tax asset of €19,629,212 (2006 — €2,835,359) at the above tax rate.

On the other hand, the deferred tax liabilities outlined above (depreciation, rent abatement, development and operating expenses, and deferred finance cost) in the amount of €26,789,529 at 31 December 2007 (2006 — €18,837,616) at the applicable statutory tax rate of 26.4% would create a long-term deferred tax liability of €7,072,435 at 31 December 2007 (2006 — €4,973,131). This long-term deferred tax liability will reduce the long-term deferred tax asset mentioned above, thus the net long-term deferred tax asset is €30,948,776 at 31 December 2007 (2006 — €11,303,500).

Deferred tax assets have not been recognised in respect of these losses as they may not be used to offset taxable profits that may arise elsewhere in the group and there can be no assurance that the subsidiary companies, in which the losses have arisen, will generate profits in future years.

Furthermore, the German operating and property entities are trade tax exempt. However, the German holding company is subject to the trade tax, but does not generate trade taxable income. The trade tax applicable statutory tax rate is 12% (after taking into consideration that the trade tax paid is a deduction of both the German corporate tax and trade tax base) for 2007 and 2006. The German holding company has a trade tax net operating loss of €82,345,466 as of 31 December 2007 (2006 — €26,037,021). However, due to the business model it is unlikely that these losses could be used in the future.

Accordingly, no provision for income taxes has been included in these financial statements, and there are no current or deferred income taxes recognised in the financial statements.

9.	Partners’ capital

The Partnership consists of the General Partner, Sunrise LP (20%), SHIP (80%) and SunCo. The General Partner is responsible for the management and control of the business and affairs of the Partnership and has the right

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

to transact business and sign documents in the Partnership’s name. The General Partner must obtain the approval of its Board of Directors for certain major actions as defined in the Shareholders’ Agreement.

A portion of Sunrise LP contributions is made directly to companies owned by the Partnership. The Partnership is arranged such that each partner’s capital account is increased by its proportionate share of net income or any additional capital contributions and is decreased by its proportionate share of net losses or the fair value of any property distributed to such partner. Cash available from operations and cash available from capital transactions shall be distributed to the partners and partnership interests in the order defined in the Partnership Agreement. There is no obligation of the Partnership to return the partners’ capital contributions other than as specified in the Partnership Agreement. A portion of Sunrise LP contributions and profit share is disclosed as minority interest in the balance sheet. The total of this and the balance attributable to Sunrise LP in the capital account is 20% of the Partnerships’ assets.

The partners have agreed to contribute €67,000,000 to the Partnership, of which €50,463,173 has been funded through to 31 December 2007.

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total
	€	€	€	€

Balance at 1 January 2005 — unaudited	2,586,532	15,251,704	1	17,838,237
Contributions	2,415,761	13,095,428	—	15,511,189
Net loss for the year	(862,662)	(4,399,942)	—	(5,262,604)
Asset revaluation reserve	1,177,605	4,710,419	—	5,888,024

Balance at 31 December 2005 — unaudited	5,317,236	28,657,609	1	33,974,846
Contributions	2,017,006	12,023,074	—	14,040,080
Net loss for the year	(4,010,292)	(19,122,184)	—	(23,132,476)
Asset revaluation reserve	(1,177,605)	(4,710,419)	—	(5,888,024)

Balance at 31 December 2006	2,146,345	16,848,080	1	18,994,426
Contributions	54,000	—	—	54,000
Net loss for the year	(15,561,886)	(68,427,082)	—	(83,988,968)
Foreign currency translation	(109,081)	(436,324)	—	(545,405)

At 31 December 2007	(13,470,622)	(52,015,326)	1	(65,485,947)

10.	Financial risk management objectives and policies

Interest rate risk

The main risk arising from the Partnership’s long-term debt with floating interest rates is cash flow interest rate risk. The interest rates on these loans are all EURIBOR based plus a margin. The margin tends to be the highest during the construction phase, then is reduced during the lease-up phase and is reduced further once a facility reaches stabilization, as defined in the loan documents. The Partnership has not yet utilised hedging instruments to reduce its exposure to cash flow interest rate risk, but may do so in the future.

The subordinate loan with Sunrise LP will be used to fund operating deficits including interest expense on long-term debt.

The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to its carrying value at 31 December 2007.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

At 31 December 2007, the Partnership had approximately €178 million of floating-rate debt that has not been hedged. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately €1.8 million based on the amount of floating-rate debt that was not hedged at 31 December 2007.

The table below summarises the Partnership’s financial liabilities at 31 December based on contractual undiscounted payments, including interest.

	Year Ended 31 December 2007
		Less	Three
	On	Than Three	to Twelve	One to	More Than
	Demand	Months	Months	Five Years	Five Years	Total
	€	€	€	€	€	€

Interest bearing loans and borrowings	—	3,183,097	10,751,790	214,889,168	—	228,824,055
Trade payables	442,405	—	—	—	—	442,405
Accrued expenses	—	1,701,471	—	—	—	1,701,471
Partner loan	—	—	—	2,010,000	—	2,010,000

	442,405	4,884,568	10,751,790	216,899,168	—	232,977,931

	Year Ended 31 December 2006
		Less	Three
	On	Than Three	to Twelve	One to	More Than
	Demand	Months	Months	Five Years	Five Years	Total
	€	€	€	€	€	€

Interest bearing loans and borrowings	—	1,724,330	6,362,080	130,190,926	—	138,277,336
Trade payables	268,607	—	—	—	—	268,607
Accrued expenses	—	1,059,034	—	—	—	1,059,034
Partner loan	—	—	—	2,010,000	—	2,010,000

	268,607	2,783,364	6,362,080	132,200,926	—	141,614,977

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

To maintain the capital structure, the Partnership will require additional capital contributions from Sunrise LP and SHIP in accordance with the Limited Partnership agreement. Capital contributions for initial investment approval projects are made pursuant to the initial investment proposal approved budget. Capital contributions for final investment approved projects are made pursuant to the approved development budget. Capital contributions are also made for initial site investigation costs as well as other expenses, fees and liabilities that the Partnership may occur. No changes were made in the objectives, policies or processes during the year ended 31 December 2007.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

The following table provides the detail of the capital contributions made for the relevant financial year:

	2007	2006
	€	€

General partnership expenses	—	25,184
Initial investment approved projects:
Sunrise Meerbusch Senior Living GmbH & Co. KG	—	(75,000)
Sunrise Ratingen-Hosel Senior Living GmbH & Co. KG	—	75,000
Final investment approved projects:
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG	6,000	—
Sunrise Hannover Senior Living GmbH & Co. KG	6,000	2,429,197
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	6,000	—
Sunrise Konigstein Senior Living GmbH & Co. KG	6,000	4,338,537
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	6,000	2,994,568
Sunrise Oberursel Senior Living GmbH & Co. KG	6,000	—
Sunrise Reinbek Senior Living GmbH & Co. KG	6,000	—
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	6,000	—
Sunrise Wiesbaden Senior Living GmbH & Co. KG	6,000	4,252,594

	54,000	14,040,080

11.	Events after the balance sheet date

On 1 September 2008, Sunrise paid €3,000,000 to SHIP for an option to purchase their entire interest in the Partnership through a two-step transaction. Sunrise expects to exercise their options in 2009. Also on 1 September, Sunrise entered into an agreement with SHIP whereby Sunrise will have the sole right to control certain major decisions of the Partnership, including potential restructuring of loans with lenders and pursuing potential sales of the nine communities and the one parcel of undeveloped land in the Partnership.

Part IV

Item 15.	Exhibits and Financial Statement Schedules (As Amended)

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial statements:

*	To be filed by amendment as soon as these financial statements become available. See Item 1B, “Unresolved Staff Comments”.

(2) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or are included in the consolidated financial statements.

(3) Exhibits:

(b) Exhibits.

Sunrise files as part of this Annual Report on Form 10-K the Exhibits listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2008.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

3.1	Restated Certificate of Incorporation of Sunrise.	S-1	October 8, 1996	3.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding name change.	10-Q	August 13, 2003	3.1

3.3	Certification of Elimination of the Series C Junior Participation Preferred Stock of Sunrise Senior Living, Inc.	8-K	April 27, 2006	3.1

3.4	Certification of Designation of the Series D Junior Participating Preferred Stock.	8-K	April 21, 2006	3.1

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding increase in authorized shares of common stock.	10-K	July 31, 2008	3.5

3.6	Amended and Restated Bylaws of Sunrise, as amended.	8-K	March 18, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.+	10-K	July 31, 2008	10.11

10.12	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.13	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.16	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.17	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.18	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.19	Sunrise Executive Deferred Compensation Plan, effective June 1, 2001.+	10-Q	August 14, 2001	10.14

10.20	Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-Q	August 13, 2003	10.2

10.21	Second Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.20

10.22	Third Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.21

10.23	Fourth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.22

10.24	Fifth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.23

10.25	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25

10.26	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2

10.27	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.28	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.31	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.32	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.33	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

10.34	2007 Non-Employee Director Fees and Other Compensation.+	10-K	July 31, 2008	10.34

10.35	2007 Summary of Certain Compensation Arrangements for Named Executive Officers.+	10-K	July 31,2008	10.35

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.36	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended.	10-Q	May 14, 2002	10.6

10.37	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.38	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.39	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.40	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.41	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.42	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.43	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.44	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.45	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.46	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.47	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.48	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31,2008	10.48

10.49	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc.	10-K	March 27, 2003	10.100

10.50	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc.	10-K	March 27, 2003	10.103

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.51	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC.	10-K	March 27, 2003	10.98

10.52	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc.	10-K	March 27, 2003	10.99

10.53	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.102

10.54	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.104

10.55	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.105

10.56	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.57	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.58	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen.	S-1	March 20, 1996	10.16

10.59	Termination of Lease Agreement by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen, dated as of December 13, 2007.	10-K	March 24, 2008	10.61

10.60	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.61	Stipulated Final Order of the Delaware Court of Chancery, dated September 5, 2007, settling the litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law.	8-K	September 10, 2007	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.62	Stipulated Final Order of the Delaware Court of Chancery, dated October 10, 2007, settling certain litigation filed by SEIU Master Trust regarding Sunrise Senior Living Inc.’s 2007 annual meeting of stockholders.	8-K	October 12, 2007	10.1

10.63	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65

10.64	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.65	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

21	Subsidiaries of the Registrant.	10-K	July 31,2008	21

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	July 31,2008	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	July 31,2008	31.2

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	July 31,2008	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	July 31,2008	32.2

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.