Form 10-Q
period 2008-09-30
SUNRISE SENIOR LIVING INC
filed 2008-11-07
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

There were 50,960,783 shares of the Registrant’s common stock outstanding at October 31, 2008.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2008

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
(In thousands, except per share and share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$52,837	$138,212
Accounts receivable, net	76,007	76,909
Income taxes receivable	64,093	63,624
Notes receivable	5,444	—
Due from unconsolidated communities, net	86,933	61,854
Deferred income taxes, net	33,567	33,567
Restricted cash	38,915	61,999
Assets held for sale	17,836	12,716
Prepaid insurance	4,710	23,720
Prepaid expenses and other current assets	39,549	57,363

Total current assets	419,891	529,964
Property and equipment, net	764,201	656,211
Property and equipment subject to financing, net	17,232	58,871
Investments in marketable securities	36,000	—
Notes receivable	—	9,429
Due from unconsolidated communities	45,123	19,555
Intangible assets, net	74,114	83,769
Goodwill	169,736	169,736
Investments in unconsolidated communities	86,310	97,173
Investment accounted for under the profit-sharing method	1,965	—
Restricted cash	113,071	165,386
Other assets, net	11,503	8,503

Total assets	$1,739,146	$1,798,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$143,907	$122,541
Outstanding draws on bank credit facility	95,000	100,000
Accounts payable and accrued expenses	212,358	275,362
Due to unconsolidated communities	28,243	37,344
Deferred revenue	7,628	9,285
Entrance fees	34,671	34,512
Self-insurance liabilities	43,368	52,267

Total current liabilities	565,175	631,311
Long-term debt, less current maturities	398,215	31,347
Liabilities related to properties accounted for under the financing method	16,290	54,317
Investment accounted for under the profit-sharing method	—	51,377
Guarantee liabilities	12,633	80,814
Self-insurance liabilities	68,212	74,971
Deferred gains on the sale of real estate and deferred revenues	86,335	74,367
Deferred income tax liabilities	6,991	82,605
Other long-term liabilities, net	127,444	133,717

Total liabilities	1,281,295	1,214,826

Minority interests	10,794	10,208
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,962,783 and 50,556,925 shares issued and outstanding, net of 252,453 and 103,696 treasury shares, at September 30, 2008 and December 31, 2007, respectively	510	506
Additional paid-in capital	459,291	452,640
Retained (deficit) earnings	(21,444)	112,123
Accumulated other comprehensive income	8,700	8,294

Total stockholders’ equity	447,057	573,563

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,739,146	$1,798,597

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)

Operating revenue:
Management and buyout fees	$37,693	$33,420	$105,595	$93,948
Professional fees from development, marketing and other	16,122	15,783	45,541	25,182
Resident fees for consolidated communities	108,995	99,405	320,706	298,394
Hospice services	10,404	17,195	35,155	51,625
Ancillary services	16,298	13,427	45,000	45,589
Reimbursed contract services	246,460	250,282	751,158	718,679

Total operating revenues	435,972	429,512	1,303,155	1,233,417
Operating expenses:
Development and venture expense	16,952	18,898	66,028	55,472
Community expense for consolidated communities	84,310	71,963	240,379	215,624
Hospice services	16,271	18,367	53,309	51,951
Ancillary services	17,601	14,900	50,368	52,939
Community lease expense	15,184	15,792	44,916	45,985
General and administrative	40,356	70,152	115,683	134,614
Severance costs	7,219	—	7,219	—
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	5,072	11,957	26,436	32,052
Loss on financial guarantees and other contracts	975	4,996	1,702	5,331
Provision for doubtful accounts	2,564	1,707	6,977	3,996
Depreciation and amortization	13,212	13,205	38,144	42,363
Impairment of long-lived assets	—	3,607	2,349	3,607
Write-off of abandoned development projects	47,512	15,574	84,209	24,547
Reimbursable contract services	246,076	250,282	749,384	718,679

Total operating expenses	513,304	511,400	1,487,103	1,387,160

Loss from operations	(77,332)	(81,888)	(183,948)	(153,743)
Other non-operating income (expense):
Interest income	1,194	2,413	4,239	7,251
Interest expense	(6,563)	(1,041)	(10,576)	(6,167)
Unrealized gain (loss) on trading securities	720	—	(4,000)	—
Other income (expense)	229	2,624	(5,377)	(1,457)

Total other non-operating (expense) income	(4,420)	3,996	(15,714)	(373)
Gain on the sale and development of real estate and equity interests	4,717	52,753	19,029	99,404
Sunrise’s share of (losses) earnings and return on investment in unconsolidated communities	(15,549)	79,774	(7,207)	136,288
Gain (loss) from investments accounted for under the profit-sharing method	594	48	95	(171)
Minority interests	1,841	1,232	6,122	3,391

(Loss) income before benefit from (provision for) income taxes and extraordinary loss	(90,149)	55,915	(181,623)	84,796
Benefit from (provision for) income taxes	34,738	(17,685)	61,311	(31,094)

Net (loss) income before extraordinary loss	(55,411)	38,230	(120,312)	53,702
Extraordinary loss, net of tax benefit	(13,255)	—	(13,255)	—

Net (loss) income	$(68,666)	$38,230	$(133,567)	$53,702

Earnings per share data:
Basic net (loss) income per common share
(Loss) income before extraordinary loss	$(1.10)	$0.77	$(2.39)	$1.08
Extraordinary loss	(0.26)	—	(0.26)	—

Net (loss) income	$(1.36)	$0.77	$(2.65)	$1.08

Diluted net (loss) income per common share
(Loss) income before extraordinary loss	$(1.10)	$0.74	$(2.39)	$1.04
Extraordinary loss	(0.26)	—	(0.26)	—

Net (loss) income	$(1.36)	$0.74	$(2.65)	$1.04

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
(In thousands)

Operating activities
Net (loss) income	$(133,567)	$53,702
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	22,215	—
Gain on sale and development of real estate and equity interests	(19,029)	(99,404)
(Gain) loss from investments accounted for under the profit-sharing method	(95)	171
Unrealized loss on trading securities	4,000	—
Unrealized gain on interest rate swap	(313)	—
Sunrise’s share of losses (earnings) and return on investment in unconsolidated communities	7,207	(136,288)
Loss on financial guarantees and other contracts	1,702	5,331
Distributions of earnings from unconsolidated communities	12,690	104,021
Minority interest	(6,122)	(3,391)
Provision for doubtful accounts	6,977	3,996
(Benefit) provision for deferred income taxes	(76,083)	10,635
Depreciation and amortization	38,144	42,363
Amortization of financing costs and debt discount	2,647	709
Impairment of long-lived assets	2,349	3,607
Write-off of abandoned development projects	84,209	24,547
Stock-based compensation	2,490	2,336
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,179)	1,144
Due from unconsolidated senior living communities	(10,820)	17,297
Prepaid expenses and other current assets	36,201	(5,723)
Captive insurance restricted cash	7,639	(8,838)
Other assets	(4,128)	(486)
Increase (decrease) in:
Accounts payable and accrued expenses	(62,881)	58,208
Entrance fees	159	(1,911)
Self-insurance liabilities	(658)	14,666
Guarantee fundings	(34,924)	(4,705)
Deferred revenue and gains on the sale of real estate	7,158	16,054

Net cash (used in) provided by operating activities	(117,012)	98,041

Investing activities
Capital expenditures	(168,884)	(179,935)
Net fundings for Fox Hill venture	(49,323)	—
Acquisition of community	—	(50,169)
Dispositions of property	54,402	45,099
Change in restricted cash	54,372	7,850
Purchases of short-term investments	(102,800)	(377,900)
Proceeds from short-term investments	62,800	377,900
Increase in investments and notes receivable	(136,387)	(131,412)
Proceeds from investments and notes receivable	154,742	157,547
Consolidation of Germany venture	(8,614)	—
Investments in unconsolidated communities	(16,869)	(16,593)
Distributions of capital from unconsolidated communities	6,655	601

Net cash used in investing activities	(149,906)	(167,012)

Financing activities
Net proceeds from exercised options	4,165	—
Additional borrowings of long-term debt	277,906	106,147
Repayment of long-term debt	(97,096)	(12,785)
Financing costs	(2,465)	—
Distributions to minority interest	(967)	(850)

Net cash provided by financing activities	181,543	92,512

Net (decrease) increase in cash and cash equivalents	(85,375)	23,541
Cash and cash equivalents at beginning of period	138,212	81,990

Cash and cash equivalents at end of period	$52,837	$105,531

See accompanying notes

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in our 2007 Form 10-K, as amended. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

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

At September 30, 2008, we held investments in five Student Loan Auction-Rate Securities (“SLARS”), each with a face amount of $8.0 million, for a total of $40.0 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rate for these five SLARS are reset every 7 to 35 days. The interest rates at September 30, 2008 ranged from 2.85% to 5.81%. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading and carry them at fair value. The fair value of the securities at September 30, 2008 was determined to be $36.0 million and we recorded an unrealized gain (loss) of $0.7 million and $(4.0) million for the three and nine months ended September 30, 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 11% to 41.5% at September 30, 2008 with an average SLARS discount on closed deals of 17.1% at September 30, 2008.

As discussed in Note 8, at September 30, 2008, we have interest rate caps relating to mortgage debt for 16 of our wholly-owned subsidiaries. The fair value of the interest rate caps is an asset of $0.3 million at September 30, 2008. The valuation was based on Level 2 prevailing market data.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Assets Held for Sale

At September 30, 2008 and December 31, 2007, approximately $17.8 million and $12.7 million of assets, respectively, were held for sale. The majority of these assets are undeveloped land parcels and certain condominium units that were acquired through an acquisition. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify an asset as held for sale when all of the following criteria are met:

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

We consider the sale of land to be probable when the first four criteria have been met and therefore classify the land as held for sale when it is being actively marketed.

Regarding the sale of wholly-owned operating communities, while these communities meet many of the criteria to be considered held for sale by the time they are actively marketed, due to the fact that the sale of operating communities, even after a binding purchase and sale agreement has been entered into, are subject to substantial due diligence and historically have not always been consummated, we do not believe that the “probable” criteria is generally met until the community is sold and, therefore, are not classified as asset held for sale. Upon designation as an asset held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

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

In December 2007, we sold a majority membership interest in an entity which owned an operating community. In conjunction with the sale, the buyer had the option to put its interests and shares back to us if certain conditions were not met by June 2008. If the conditions were met prior to June 2008, the buyer’s put option would be extinguished. As of December 31, 2007, the conditions were not met. Due to the existence of the put option that allowed the buyer to compel us to repurchase the property, we applied the financing method of accounting. The total property and equipment subject to financing, net, was $58.9 million and the liability relating to properties subject to the financing method was $54.3 million at December 31, 2007. In February 2008, the required conditions were met, the buyer’s put option was extinguished and sale accounting was achieved. In connection with the sale, we also provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million was initially deferred and is being recognized using the basis of performance of services method. We recorded $1.6 million, $1.8 million and $0.3 million of the gain for three months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

During the second quarter of 2008, we sold two parcels of undeveloped land and recognized a gain of $1.3 million on the sales. During the third quarter of 2008, we sold one parcel of undeveloped land and recognized a loss of $0.2 million on the sale.

During the third quarter of 2008, we sold a majority membership interest in two entities which owned communities under development. In connection with one sale, we provided a guarantee to support the operations of one community for a limited period of time. Due to the guarantee, the gain on the sale of approximately $2.4 million

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

is being deferred and recognized using the basis of performance of services method. No gain was recognized in the third quarter of 2008 on this sale. In conjunction with the other sale, the buyer has the option to put its interests back to us as long as we have not obtained the appropriate licensing to operate the community. As of September 30, 2008, we had not yet obtained the appropriate licensing. Due to the put option, we have applied the financing method of accounting to this sale. The total property and equipment subject to financing, net of accumulated depreciation, was $17.2 million and the liability relating to the properties was $16.3 million at September 30, 2008. On October 22, 2008, we received a license to operate the community. As a result, the put option expired and we expect to achieve sale accounting in the fourth quarter of 2008.

The remaining gains of $7.5 million for the nine months ended September 30, 2008 primarily relate to gains from the application of the basis of performances of services method for prior sales of communities under development.

5.	Impairment of Long-Lived Assets and Abandoned Development Projects

In the first quarter of 2008, we suspended the development of three condominium projects and we wrote-off approximately $25.0 million. During the second quarter of 2008, we expensed an additional $1.2 million of costs relating to these projects.

In the second quarter of 2008, after a market review, we recorded an impairment loss of $2.3 million for a community in Napa, California, that is not occupied and which we have concluded will not re-open. The impairment loss reflects its estimated current value less costs to sell.

Based on our decision to decrease our development pipeline, we wrote off approximately $10.5 million and $47.5 million of costs relating to development projects we discontinued during the second and third quarters of 2008, respectively. Our remaining balance of construction in progress at September 30, 2008 is $138.2 million, consisting of $72.8 million related to three wholly-owned projects under construction, $53.0 million related to land parcels and $12.4 million in other capitalized costs.

6.	Variable Interest Entities — Germany Venture

From 2003 through 2006, we invested $13.1 million for our portion of the equity required for our Germany venture. Our partner invested $52.4 million. Our equity investment was reduced to zero due to start-up losses recorded from 2003 through 2006 and, accordingly, we had no investment carrying value. In 2006, we recorded a $50.0 million loss for expected payments under financial guarantees (operating deficit guarantees) given to lenders to our nine German communities. In 2007, we recorded an additional loss of $16.0 million for a cumulative loss of $66.0 million for expected future non-recoverable payments under financial guarantees. On September 1, 2008, we paid €3.0 million ($4.4 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We expect to exercise our option in January 2009. Also on September 1, we entered into an agreement with our partner that gives us permission to immediately pursue potential restructuring of loans with venture lenders, pursue potential sales of some or all of the nine communities in the venture and to merge certain subsidiaries of the venture to improve operational efficiencies and reduce VAT taxes paid. Our decision to purchase this option was based on the fact that we had 100% of the risk for the Germany venture but did not have control and had only 20% of the ownership. Neither the purchase of the option nor the exercise of the option planned for January 2009, alters our obligation under any financial guarantees for which we are responsible for or alters any of the recourse/non-recourse provisions in any of the loans. The purchase of the equity interest in the Germany venture will enable our shareholders to benefit from 100% of any appreciation of the communities as they become stabilized. Previously, while we were responsible for funding 100% of the losses under the operating deficit guarantees, we had limited benefit from any future appreciation of the assets.

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option is a “reconsideration event” and we have determined that as of September 1, 2008 the venture is a variable

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at current fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets is required to be reported as an extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to the acquisition of a business with intangible value and therefore, we recorded a non-cash extraordinary pre-tax loss of $22.2 million.

The components of the consolidation at their preliminary fair values are as follows:

(In thousands)
Net working capital	$2,334
Property and equipment	166,131
Long-term debt:
Mortgages	(191,165)
Full recourse loan	(25,557)
Guarantee liabilities	42,709
Management contract intangible	(930)
Venture liability to Sunrise	(12,962)
Lease liability to venture	8,473
Minority interest	(300)
Consideration paid for option	(4,560)
Cash paydown of venture debt	(6,388)

Extraordinary loss	(22,215)
Tax benefit	8,960

Extraordinary loss, net of tax benefit	$(13,255)

The preliminary fair value of the property and equipment was based on Level 3 inputs (see Note 2), including an analysis of historical results, our operating plans, market data and third party appraisals. The preliminary fair value of the debt was determined by management based on Level 3 inputs including giving consideration to fair value of the underlying assets which are collateral for the debt and the operating deficit guarantees which guarantee to the lender the payment of monthly principal and interest. Upon consolidation, our existing receivables from the venture and guarantee and lease liabilities are eliminated for financial reporting purposes. We are required to eliminate the net receivables from the venture when we consolidate as these are now intercompany receivables. As the debt is now consolidated, guarantee liabilities are also eliminated for financial reporting purposes. We are still responsible for guarantee liabilities to the lenders.

After our purchase of the option, we restructured the debt for four of the nine communities. As a result of the debt restructuring, the lender assigned a participation interest in the loan to us in the amount of €30.2 million ($44.3 million) for a purchase price of $6.388 million in cash and a note that has full recourse to Sunrise Senior Living, Inc. in the amount of $25.6 million, resulting in a discount of $12.3 million. The remaining debt balance due to the lender after the participation is €50.0 million ($73.4 million) which is non-recourse to us, except we agreed with the lender to a minimum release price for each community, whereby upon a sale of a community 100% of the proceeds up to the release price are paid to the lender and if the proceeds are less than the minimum release price, we are required to pay the difference to the lender. As the fair value of the communities approximates the €50.0 million due to the lender, we have not assigned a fair value to our €30.2 million ($44.3 million) participation interest. We will receive all proceeds from the sale of the communities in excess of €50.0 million ($73.4 million).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. We have not guaranteed repayment of the remaining principal balance due upon maturity.

The preliminary fair values, maturity dates and interest rates of the loans are as follows (in thousands):

		Contractual				Contractual
	Debt Fair Value	Debt Balance				Rate at
	at September 1,	at September 1,	Calculated	Debt		September 30,
Property	2008	2008	Discount	Maturity	Interest Rate	2008

Bonn, Frankurt, Oberursel and Reinbeck	$73,393	$73,393	$—	Apr-12	Euribor + 2.75%	8.027%
Klein Flottbeck	18,241	18,241	—	Mar-11	Euribor + 3.25%	8.527%
Munich	33,077	35,688	2,611	Nov-11/Dec-11	Euribor +1.25% to	6.527% to 7.277%
					Euribor +2.00%
Hannover	12,621	27,044	14,423	Oct-11/Dec-11	Euribor +1.25% to	6.527% to 7.277%
					Euribor +2.00%
Wiesbaden	26,058	34,171	8,113	Mar-11/Mar-12	Euribor + 2.1%	7.377%
Konigstein	26,307	31,297	4,990	Jul-12	Euribor + 1.75%	7.028%
					Euribor + 2.0%	7.277%
Hoesel land	1,468	1,765	297	Dec-08	Euribor + 2.25%	7.527%

Total non-recourse debt	191,165	221,599	30,434
Recourse debt	25,557	25,557	—	Jun-10	Libor + 2.75%	5.960%

Total Germany debt	$216,722	$247,156	$30,434

We are planning to close Reinbeck in January 2009. It is possible that a loss in excess of the estimated fair value could occur and that we may be required to fund a loss greater than the difference between the fair value and release prices. We have notified the lender to our Hannover community that we plan to close the community. The loan is non-recourse to us but there is an operating deficit guarantee until debt maturity. We have offered the lender a deed in lieu of foreclosure. Our guarantee of scheduled principal and interest payments for the Hannover community through 2011 is as follows (in thousands):

2008	€649	$938
2009	1,718	2,482
2010	1,183	1,709
2011	1,013	1,463

	€4,563	$6,592

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We will continue to operate the remaining communities with an objective of achieving stabilization and profitability. The following table sets forth the resident capacity, number of residents at September 30, 2008 and the date the community opened.

		Residents at	Date
	Resident	September 30,	Community
	Capacity	2008	Opened

Klein Flottbeck	97	62	02/01/05
Munich	106	65	07/02/07
Oberursel	110	55	11/01/06
Wiesbaden	115	68	06/01/07
Konigstein	110	32	02/01/08
Frankfurt	109	51	06/19/06
Bonn	101	45	01/20/06

7.	Investments in Unconsolidated Senior Living Communities

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for equity investees for which annual audited financial statements are required for the year 2007 under S-X Rule 3-09:

Three Months Ended September 30, 2007
Net Income
	Total	before
	Operating	Provision for
	Revenues	Income Taxes	Net Income

PS UK Investment (Jersey) LP	$8,304	$202,356	$202,356

	Nine Months Ended September 30, 2007
		Net (Loss)
	Total	Income before
	Operating	Provision for	Net (Loss)
	Revenues	Income Taxes	Income

AL US Development Venture, LLC	$56,449	$(19,206)	$(19,206)
PS UK Investment (Jersey) LP	23,548	186,332	186,332

The ventures are treated as partnerships for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the ventures’ members. Audited financial statements are only required for the above ventures in 2007 and, therefore, unaudited quarterly information is not required in 2008.

Fountains Venture

In the first quarter of 2008, the Fountains venture failed compliance with the financial covenants in the venture’s loan agreement. We own 20% of the venture and account for our investment under the equity method of accounting. The venture is currently attempting to resolve the default with the lender. A resolution could involve either a partial pay-down of the debt or the provision of a partial guarantee of the debt by us and our venture partner. The lender has been charging a default rate of interest (8.83% at September 30, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments and are currently funding under this guarantee as the venture does not have enough available cash flow to cover all of the default interest payments. Advances under this guarantee are recoverable in the form of a loan prior to the repayment of equity capital to the partners but subordinate to the repayment of the debt. Through September 30, 2008, we have funded $4.7 million under this guarantee, which we consider to be fully recoverable based on the priority in the cash flow

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

waterfall. These advances under the operating deficit guarantee are in addition to the previously disclosed $7 million that we funded during 2008 under our income support guarantee to the venture, which we do not consider to be recoverable.

As the default occurred prior to the venture issuing its financial statements for the year ended December 31, 2007, the default was taken into consideration by the venture when testing its assets for impairment in accordance with FAS 144, “Accounting for the impairment or Disposal of Long-Lived Assets” at December 31, 2007. The venture is in the process of finalizing its impairment analysis at December 31, 2007 and currently estimates that the book value of the assets exceed the fair value by approximately $37 million. Based on that estimate, we recorded our proportionate share, or approximately $7.4 million, in the third quarter of 2008. The carrying value of our investment in the Fountains at September 30, 2008 is $5.3 million and our receivable for recovery of advances made under the operating deficit guarantee are $4.7 million.

Health Care REIT, Inc.

On September 2, 2008, Health Care REIT, Inc. announced that it had entered into an agreement to acquire the 90% ownership interest in a venture held by Arcapita, Inc. On October 31, 2008, the due diligence period expired and Health Care REIT, Inc. announced that it had terminated the agreement due to uncertainty in the capital markets.

8.	Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Outstanding draws on Bank Credit Facility	$95,000	$100,000
Mortgages, notes payable and other	329,175	129,294
Germany venture debt	189,037	—
Other variable interest entity debt	23,910	24,594

	637,122	253,888
Current maturities	(238,907)	(222,541)

	$398,215	$31,347

Principal maturities of long-term debt at September 30, 2008 are as follows (in thousands):

		Mortgages,	Germany	Other
	Bank Credit	Notes Payable,	Venture	Variable Interest
	Facility	and Other	Debt	Entity Debt	Total

Q4 2008	$—	$553	$3,089	$7	$3,649
2009	95,000	103,908	12,546	2,044	213,498
2010	—	63,257	81,646	715	145,618
2011	—	40,646	66,952	740	108,338
2012	—	14,849	24,804	775	40,428
2013	—	100,530	—	810	101,340
Thereafter	—	5,432	—	18,819	24,251

	$95,000	$329,175	$189,037	$23,910	$637,122

In addition to the amounts due under our Bank Credit Facility, the 2009 maturities of Mortgages, Notes Payable and Other include $34.3 million in land loans related to properties we intend to sell; a $20 million margin

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

loan collateralized by auction rate securities with a book value of $36 million and $48 million related to two consolidated communities (one for $40 million and one for $8 million). Principal payments of $12.5 million related to the debt of our German venture also are due in 2009. We are currently working with our lenders to refinance the loans related to the two consolidated communities, but we currently estimate that we may be required to make a partial pay-down of up to $10 million.

Bank Credit Facility

There were $95.0 million of outstanding borrowings, $21.7 million of letters of credit outstanding and availability of $43.3 million under our Bank Credit Facility at September 30, 2008. Effective October 1, 2008, the Bank Credit Facility carries an interest rate of LIBOR plus 3.75% (6.24% at September 30, 2008).

On January 31, February 19, March 13, July 23, and November 6, 2008, we entered into further amendments to our Bank Credit Facility. These amendments, among other things:

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million;

•	waived compliance with the leverage ratio, fixed charge coverage ratio and net worth covenants for the fiscal quarter ended September 30, 2008; and

•	stipulated that failure of the parties to agree to a restructuring and revision of the Bank Credit Facility by January 31, 2009 on terms acceptable to the lenders (which shall include, among other things, the granting by us of such tangible collateral securing the repayment and performance of our obligations under the Bank Credit Facility as is acceptable to the lenders), is an event of default.

In addition until January 31, 2009, provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, will be LIBOR plus 3.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 2.25% (through the end of the then-current interest period). Notwithstanding anything to the contrary in the Bank Credit Facility, the minimum rate upon which interest may accrue upon any of the loans at any time shall not be less than 5% per annum.

We paid the lenders an aggregate fee of approximately $2.1 million for entering into these 2008 amendments.

In connection with the March 13, 2008 amendment, we executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, we granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by us, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

and use excess cash and cash equivalents to pay down outstanding borrowings; (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which Sunrise is not the surviving entity, without lender consent.

As of September 30, 2008 and October 31, 2008, we were in compliance with the minimum liquidity covenant of $50 million as required under our Bank Credit Facility. We were not required to be in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility), fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility) and the consolidated net worth covenant (a consolidated net worth of not less than $450.0 million). These covenants have been waived through the quarter ended September 30, 2008. The Bank Credit Facility requires that we comply with these covenants as of December 31, 2008. We do not believe we will be in compliance with these covenants as of December 31, 2008. Accordingly, we believe that on January 1, 2009, we may no longer be able to borrow under the Bank Credit Facility.

In the event that we are unable to revise and restructure our Bank Credit Facility by January 31, 2009, or we fail to comply with the new liquidity covenants included in the July 2008 amendment for any calendar month, the lenders under the amended Bank Credit Facility could, among other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility, require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the amended Bank Credit Facility.

We are working with our lenders to revise and restructure our Bank Credit Facility and expect to achieve this restructuring prior to January 31, 2009. We are also seeking to refinance our Bank Credit Facility through new lenders and are discussing other potential sources of capital with other third parties. However, no assurance can be given that our efforts will be successful.

As of September 30, 2008, we had borrowing availability of approximately $43.3 million under the Bank Credit Facility. We believe this availability and unrestricted cash balances of approximately $52.8 million at September 30, 2008 will be sufficient to support our operations through January 31, 2009. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

New Mortgage Debt

On May 7, 2008, 16 of our wholly-owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The Borrowers must repay the mortgage loans in monthly installments of principal and variable interest. Principal payments are based on a 30-year amortization schedule assuming an interest rate of 5.92%. Variable monthly interest payments are in an amount equal to (i) one third (1/3) of the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12). The maturity date on which the mortgage loans must be repaid in full is June 1, 2013.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year.

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans as well), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts).

Other

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio, fixed charge coverage ratio and net worth covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($49 million) have been classified as current liabilities as of September 30, 2008.

Germany Venture Debt

Refer to Note 6 for a discussion of the consolidation of our German venture on September 1, 2008.

9.	Income Taxes

The total amount reserved for unrecognized tax benefits as of December 31, 2007 was $27.6 million. Unrecognized tax benefits represents positions taken on our tax returns, or expected to be taken on our tax returns, the benefit of which have not been recognized for book purposes. Changes in the uncertain tax positions during 2008 were as follows:

(In thousands)

Reserve for unrecognized tax benefit at beginning of year (January 1, 2008)	$27,556
Decrease attributable to tax positions taken during a prior period	(16,553)
Additions attributable to tax positions taken during a prior period	1,781
Additions attributable to tax positions taken during a current period	1,795
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse in statute of limitations	—

Reserve for unrecognized tax benefit at September 30, 2008	$14,579

The total unrecognized tax benefits as of September 30, 2008 of $14.6 million is composed of tax positions that, if recognized, would favorably impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our consolidated statement of operations for the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

nine months ended September 30, 2008 and our consolidated balance sheet as of that date include interest and penalties of $0.4 million and $3.6 million, respectively. While it is reasonably possible that a significant change in our unrecognized tax benefits may occur within the next 12 months, an estimate of that range of possible outcomes cannot reasonably be made at this time.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. Our federal tax returns for periods prior to 2004 are closed to examination. Subsequent to December 31, 2007, our 2005 federal tax return issues were settled with the IRS resulting in a tax liability of $0.2 million. Our 2006 federal tax return is currently being examined by the IRS. We have no other income tax return examinations by U.S., state, local or foreign jurisdictions. We file in a number of U.S., state and local jurisdictions and our 2004 — 2006 tax returns remain open to examination. Our tax returns in the United Kingdom remain open to examination for the tax years 2001-2007. In Canada, our tax returns remain open for the years 2004-2007 and our tax returns in Germany remain open for the tax years 2001-2007.

10.	Stock-Based Compensation

On March 19, 2008, we granted an executive non-qualified stock options to purchase 240,000 shares of common stock at a price of $18.25 and 164,383 shares of restricted stock. The options and restricted stock vest 20% per year beginning in 2009. On May 6, 2008, we granted an executive non-qualified stock options to purchase 54,394 shares of common stock at a price of $22.42. Also in the first nine months of 2008, a former executive exercised stock options and received 361,272 shares of common stock and three former employees vested in 26,867 shares of restricted stock.

11.	Commitments and Contingencies

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

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under income support guarantees are generally not recoverable. Operating deficit guarantees related to consolidated properties are not separately accounted for as the operating losses and interest expense are recorded in the consolidated financial statements.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at September 30, 2008 and fundings during the nine months ended September 30, 2008 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2008
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008

Debt repayment	$1,896	$202	$—	$202	$—
Operating deficit	Uncapped	1,011	—	1,011	7,761
Operating deficit for Germany	Uncapped	—	—	—	20,038
Income support	10,500	795	10,500	11,295	7,000
Other		—	125	125	125

Total		$2,008	$10,625	$12,633	$34,924

As of September 1, 2008, the operating deficit guarantees for Germany are no longer reported as financial guarantees due to the consolidation of this venture for financial reporting purposes. See further discussion in Note 6.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender to the venture. The lender has been charging the venture a default rate of interest (7.92% at September 30, 2008) since January 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments and are currently funding under this guarantee as the venture does not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through September 30, 2008, we have funded $3.1 million under this guarantee, which we consider to be recoverable based on the priority in the cash flow waterfall.

Fountains

In the first quarter of 2008, the Fountains venture failed compliance with the financial covenants in the loan agreement. We own 20% of the venture and account for our investment under the equity method of accounting. The venture is currently attempting to resolve the default with the lender. A resolution could involve either a partial pay-down of the debt or the provision of a partial guarantee of the debt by us and our venture partner. The lender has been charging a default rate of interest (8.83% at September 30, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments and are currently funding under this guarantee as the venture does not have enough available cash flow to cover all of the default interest payments. Advances under this guarantee are recoverable in the form of a loan prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through September 30, 2008, we have funded $4.7 million under this guarantee, which we consider to be recoverable based on the priority in the cash flow waterfall. These advances under the operating deficit guarantee are in addition to the previously disclosed $7 million that we funded during 2008 under our income support guarantee to the venture, which we do not consider to be recoverable.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.2 billion at September 30, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2008, the remaining liability under this obligation is $51.1 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. The amended complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators alleged in their amended complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. On July 3, 2008, the amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC and Trinity as defendants. On October 21, 2008, the United States, through the Civil Division of the U.S. Department of Justice,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc. The United States has indicated that it does not intend to intervene in the case as it relates to any other defendant, including Sunrise Senior Living, Inc. The motion is currently pending. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

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

At September 30, 2008, we had $6.0 million accrued for possible fines, penalties and damages relating to this matter.

IRS Audit

The Internal Revenue Service is auditing our federal income tax return for the year ended December 31, 2006 and our federal employment tax returns for 2004, 2005 and 2006. In July 2008, our 2005 federal income tax return audit was settled with the IRS resulting in a tax liability of approximately $0.2 million.

SEC Investigation

On December 11, 2006, we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. On May 25, 2007, we were advised by the staff of the SEC that it has commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District of Columbia on January 16, 2007 and February 8, 2007, respectively. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement. Pursuant to procedures provided by statute, two other parties, the Miami General Employees’ & Sanitation Employees’ Retirement Trust and the Oklahoma Firefighters Pension and Retirement System, appeared and jointly moved for consolidation of the two securities cases and appointment as the lead plaintiffs, which the Court ultimately approved. The cases were consolidated on July 31, 2007. Thereafter, a stipulation was submitted pursuant to which the new putative class plaintiffs filed their consolidated amended complaint (under the caption In re Sunrise Senior Living, Inc. Securities Litigation, Case No. 07-CV-00102-RBW) on June 6, 2008. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and names as defendants the Company, Paul J. Klaassen, Teresa M. Klaassen, Thomas B. Newell, Tiffany L. Tomasso, Larry E. Hulse, Carl G. Adams, Barron Anschutz, and Kenneth J. Abod. The defendants’ motion to dismiss the complaint was filed on August 11, 2008, and briefing on that motion is continuing.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced those documents to the plaintiffs on May 16, 2008. Supplemental briefing on defendants’ motion to dismiss has been completed and the motion is pending.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

12.	Severance and Restructuring Plan

On July 31, 2008, we announced a program to reduce corporate expenses. We expect to achieve this through reorganization of corporate cost structure, including a voluntary separation program for certain team members, as well as reduction of spending related to administrative processes, vendors, consultants and other costs. In September 2008, we concluded the voluntary separation program. As a result of this program and other staffing reductions, we have identified approximately 160 positions to date in overhead and development that will primarily be eliminated by the end of 2008. Through September 30, 2008, we have recorded severance charges related to these plans of $4.8 million. We expect to record additional severance charges of $7.5 million and $2.0 million in the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

fourth quarter of 2008 and the first and second quarters of 2009, respectively, based on actions taken to date. All of the restructuring charges are reflected in our domestic segment.

As previously disclosed, Mr. Paul Klaassen resigned as our chief executive officer effective November 1, 2008 and became our non-executive Chair of the Board. Upon his resignation as our chief executive officer, under his employment agreement, he became entitled to receive:

•	annual payments for three years, beginning on the first anniversary of the date of termination, equal to Mr. Klaassen’s annual salary ($0.5 million) and bonus for the year of termination;

•	a continuation of the medical insurance and supplemental coverage currently provided to Mr. Klaassen and his family under the employment agreement until Mr. Klaassen attains or, in the case of his death, would have attained, age of 65 (but to his children only through their attainment of age 22); and

•	continued participation in his deferred compensation account in accordance with the terms of his employment agreement.

During the third quarter of 2008, we recorded expense related to our obligation to make the above described annual payments to Mr. Klaassen and to continue the medical insurance and supplemental coverage during the periods described above. The Compensation Committee of the Board of Directors has not yet determined Mr. Klaassen’s bonus for 2008. His maximum bonus potential is equal to 125% of annual salary of $0.5 million. The fair value of the continued participation of Mr. Klaassen in the deferred compensation plan cannot be reasonably estimated, as it is dependent upon Mr. Klaassen’s selection of available investment options and the future performance of those selections. Accordingly, no additional accrual was recorded with respect to the continued participation by Mr. Klaassen in his deferred compensation plan. The deferred compensation liability is $0.2 million at September 30, 2008.

The following table reflects the activity related to this severance and restructuring plan through September 30, 2008:

		Cash Payments	Liability at
	Initial	and Other	September 30,
	Charges	Settlements	2008
	(In thousands)

Voluntary severance	$3,308	$128	$3,180
Involuntary severance	1,538	329	1,209
CEO retirement compensation	2,372	—	2,372

	$7,218	$457	$6,761

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Net (Loss) Income per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Numerator for basic and diluted net (loss) income per share:
(Loss) income before extraordinary loss	$(55,411)	$38,230	$(120,312)	$53,702
Extraordinary loss, net of tax benefit	(13,255)	—	(13,255)	—

Net (loss) income	$(68,666)	$38,230	$(133,567)	$53,702

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	50,346	49,875	50,317	49,836
Effect of dilutive securities:
Employee stock options and restricted stock	—	1,708	—	1,627

Denominator for diluted net (loss) income per common share — weighted average shares plus assumed conversions	50,346	51,583	50,317	51,463

Basic net (loss) income per common share (Loss) income before extraordinary loss	$(1.10)	$0.77	$(2.39)	$1.08
Extraordinary loss	(0.26)	—	(0.26)	—

Net (loss) income	$(1.36)	$0.77	$(2.65)	$1.08

Diluted net (loss) income per common share (Loss) income before extraordinary loss	$(1.10)	$0.74	$(2.39)	$1.04
Extraordinary loss	(0.26)	—	(0.26)	—

Net (loss) income	$(1.36)	$0.74	$(2.65)	$1.04

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 3,239,297 and 2,000 for the three months ended September 30, 2008 and 2007, respectively, and 3,261,235 and 2,000 for the nine months ended September 30, 2008 and 2007, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

14.	Information about Sunrise’s Segments

We have five operating segments for which operating results are regularly reviewed by chief operating decision makers: domestic operations, international operations (including Canada and the United Kingdom), Germany, Greystone and Trinity. The domestic, Greystone and international segments develop, acquire, dispose and manage senior living communities. Trinity provides end of life care and support services to terminally ill patients and their families.

Germany was added as an operating segment on September 1, 2008 when we began to consolidate the nine communities in our venture. The results prior to September 1, 2008 include management fees, revenues and expenditures relating to our health care business in Germany and charges related to our guarantees. Subsequent to September 1, 2008, the results also include the revenues and expenses related to the operations of the nine communities. For further discussion, refer to Note 6.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment results are as follows (in thousands):

	For the Three Months Ended September 30, 2008
	Domestic	Greystone	International*	Germany	Trinity	Total

Revenues	$398,329	$5,005	$13,107	$9,127	$10,404	$435,972
Interest income	782	8	193	210	1	1,194
Interest expense	3,574	—	(715)	3,425	279	6,563
Foreign exchange gain/(loss)	(369)	—	(3,936)	5,842	—	1,537
Sunrise’s share of earnings and return on investment in unconsolidated communities	(9,526)	—	(6,023)	—	—	(15,549)
Depreciation and amortization	11,336	720	362	533	261	13,212
Loss before income taxes and extraordinary loss	(62,310)	(5,563)	(13,088)	(2,366)	(6,822)	(90,149)

	For the Three Months Ended September 30, 2007
	Domestic	Greystone	International*	Germany	Trinity	Total

Revenues	$378,324	$5,150	$24,148	$4,695	$17,195	$429,512
Interest income	1,989	36	215	27	146	2,413
Interest expense	893	—	148	—	—	1,041
Foreign exchange gain/(loss)	(174)	—	3,907	(3,049)	—	684
Sunrise’s share of earnings and return on investment in unconsolidated communities	(3,192)	—	82,966	—	—	79,774
Depreciation and amortization	11,541	853	145	42	624	13,205
Income (loss) before income taxes and extraordinary loss	1,400	(3,979)	66,394	(6,074)	(1,826)	55,915

	For the Nine Months Ended September 30, 2008
	Domestic	Greystone	International*	Germany	Trinity	Total

Revenues	$1,190,216	$16,433	$37,189	$24,162	$35,155	$1,303,155
Interest income	2,550	61	1,382	226	20	4,239
Interest expense	7,612	—	(349)	3,519	(206)	10,576
Foreign exchange gain/(loss)	(970)	—	(2,955)	978	—	(2,947)
Sunrise’s share of earnings and return on investment in unconsolidated communities	(1,809)	—	(5,398)	—	—	(7,207)
Depreciation and amortization	33,770	2,477	625	607	665	38,144
Loss before income taxes and extraordinary loss	(118,269)	(14,888)	(13,217)	(15,387)	(19,862)	(181,623)

	For the Nine Months Ended September 30, 2007
	Domestic	Greystone	International*	Germany	Trinity	Total

Revenues	$1,111,339	$11,213	$47,080	$11,834	$51,951	$1,233,417
Interest income	6,320	122	428	59	322	7,251
Interest expense	6,012	—	148	3	4	6,167
Foreign exchange gain/(loss)	(1,024)	—	4,981	(4,127)	—	(170)
Sunrise’s share of earnings and return on investment in unconsolidated communities	55,614	—	80,674	—	—	136,288
Depreciation and amortization	37,270	2,907	195	123	1,868	42,363
Income (loss) before income taxes and extraordinary loss	46,199	(14,858)	66,953	(11,070)	(2,428)	84,796

*	Excludes Germany

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Greystone

As Greystone’s development contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. However, development costs are expensed as incurred, which results in a net loss for the segment. In the third quarter of 2008 and 2007, we billed and collected $2.9 million and $5.9 million, respectively, of development fees of which $2.9 million and $4.9 million, respectively, was deferred and will be recognized when the contract is completed. In the first nine months of 2008 and 2007, we billed and collected $8.2 million and $14.0 million, respectively, of development fees of which $7.7 million and $12.4 million, respectively, was deferred and will be recognized when the contract is completed.

15.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Accounts payable	$61,656	$71,240
Accrued salaries and bonuses	52,775	64,441
Accrued employee health and other benefits	47,278	67,096
Accrued legal, audit and professional fees	10,382	43,120
Other accrued expenses	40,267	29,465

	$212,358	$275,362

16.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income	$(68,666)	$38,230	$(133,567)	$53,702
Foreign currency translation adjustment, net of tax	2,479	3,006	66	7,218
Equity interest in investees’ other comprehensive income (loss), net of tax	1,045	(231)	(473)	38

Comprehensive (loss) income	$(65,142)	$41,005	$(133,974)	$60,958

17.	Supplemental Cash Flow Information

Interest paid was $16.2 million and $12.5 million for the nine months ended September 30, 2008 and 2007, respectively. Interest capitalized was $5.6 million and $6.5 million for the nine months ended September 30, 2008 and 2007, respectively. Income taxes paid was $2.1 million and $4.1 million for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, significant non-cash transactions included the addition of $166.1 million of fixed assets and $216.7 million of long-term debt as a result of the consolidation of our German venture.

For the nine months ended September 30, 2007, $74.3 million of debt was assumed by third parties as part of sale transactions.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Future Accounting Standards

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We do not expect FSP FAS 133-1 and FIN 45-4 to have a material impact on its consolidated financial position or results of operations.

19.	Subsequent Events

On October 29, 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our sources of cash and future cash requirements. As a result, we expect to write-off the remaining goodwill and other intangible assets related to Trinity of approximately $9.8 million in the fourth quarter of 2008. As a result of this decision to cease funding by us, Trinity’s board of directors has decided it will discontinue operations by the end of the year. See Note 11 for information regarding the ongoing OIG investigation and qui tam proceeding involving us and Trinity.

We have also determined not to fund new seed capital projects of our Greystone subsidiary until the bond financing markets improve.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to revise and restructure our Bank Credit Facility prior to January 31, 2009; our ability to refinance our Bank Credit Facility and other debt due in 2009 and/or raise funds from other capital sources; our ability to achieve the anticipated savings from our cost-savings program; the outcome of the SEC’s investigation; the outcomes of pending putative class action and derivative litigation; the outcome of the Trinity OIG investigation and qui tam proceeding; the outcome of the IRS audit of our tax return for the tax year ended December 31, 2006 and employment tax returns for 2004, 2005 and 2006; the status of the exploration of strategic alternatives; our ability to continue to recognize income from refinancings and sales of communities by ventures; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; risk resulting from any international expansion; risk associated with any new service offerings; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of further downturns in general economic conditions; availability of financing for development; and other risks detailed in our amended 2007 Annual Report on Form 10-K filed with the SEC, as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2008 is preliminary and remains subject to audit by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At September 30, 2008, we operated 448 communities, including 405 communities in the United States, 15 communities in Canada, 19 communities in the United Kingdom and nine communities in Germany, with a total resident capacity of approximately 55,000. We owned or had an ownership interest in 274 of these communities and 174 were managed for third parties. In addition, at September 30, 2008, we provided pre-opening management and professional services to 34 communities under construction, of which 26 communities are in the United States and eight communities are in the United Kingdom, with a combined capacity for approximately 4,300 residents.

Refer to our 2007 Form 10-K, as amended, for a discussion of our critical accounting estimates. As a part of our operating strategy, we may provide limited debt guarantees to certain of our business ventures, guarantee that properties will be completed at budgeted costs approved by all partners in a venture, or provide an operating deficit credit facility as a part of certain management contracts. For information regarding these various guarantees refer to “Liquidity and Capital Resources” below.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes, including any refinancing of our Bank Credit Facility or other debt due in 2009, at reasonable terms, which may negatively affect our business. We have significant current maturities of long-term and outstanding draws on our Bank Credit Facility. There are also current maturities of venture debt due in 2009 of approximately $400 million. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Results of Operations

Our results of operations for each of the three months ended September 30, 2008 and 2007 were as follows:

				Percent
	For the Three Months		Variance	Change
	Ended September 30,		2008 vs.	2008 vs.	Favorable/
	2008	2007	2007	2007	(Unfavorable)
(In thousands)
	(unaudited)

Operating revenue:
Management and buyout fees	$37,693	$33,420	$4,273	12.8%	F
Professional fees from development, marketing and other	16,122	15,783	339	2.1%	F
Resident fees for consolidated communities	108,995	99,405	9,590	9.6%	F
Hospice services	10,404	17,195	(6,791)	39.5%	U
Ancillary services	16,298	13,427	2,871	21.4%	F
Reimbursed contract services	246,460	250,282	(3,822)	1.5%	U

Total operating revenue	435,972	429,512	6,460	1.5%	F

Operating expenses:
Development and venture expense	16,952	18,898	(1,946)	10.3%	F
Community expense for consolidated communities	84,310	71,963	12,347	17.2%	U
Hospice services	16,271	18,367	(2,096)	11.4%	F
Ancillary services	17,601	14,900	2,701	18.1%	U
Community lease expense	15,184	15,792	(608)	3.9%	F
General and administrative	40,356	70,152	(29,796)	42.5%	F
Severance costs	7,219	—	7,219	N/A	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	5,072	11,957	(6,885)	57.6%	F
Loss on financial guarantees and other contracts	975	4,996	(4,021)	80.5%	F
Provision for doubtful accounts	2,564	1,707	857	50.2%	U
Depreciation and amortization	13,212	13,205	7	0.1%	U
Impairment of long-lived assets	—	3,607	(3,607)	N/A	F
Write-off of abandoned development projects	47,512	15,574	31,938	205.1%	U
Reimbursable contract services	246,076	250,282	(4,206)	1.7%	F

Total operating expenses	513,304	511,400	1,904	0.4%	U

Loss from operations	(77,332)	(81,888)	4,556	5.6%	F
Other non-operating income (expense):
Interest income	1,194	2,413	(1,219)	50.5%	U
Interest expense	(6,563)	(1,041)	(5,522)	530.5%	U
Unrealized gain on trading securities	720	—	720	N/A	F
Other income	229	2,624	(2,395)	91.3%	U

Total other non-operating (expense) income	(4,420)	3,996	(8,416)	NM	U
Gain on the sale and development of real estate and equity interests	4,717	52,753	(48,036)	91.1%	U
Sunrise’s share of earnings and return on investment in unconsolidated communities	(15,549)	79,774	(95,323)	NM	U
(Loss) gain from investments accounted for under the profit sharing method	594	48	546	1137.5%	F
Minority interests	1,841	1,232	609	49.4%	F

(Loss) income before benefit from (provision for) income taxes and extraordinary loss	(90,149)	55,915	(146,064)	NM	U
Benefit from (provision for) income taxes	34,738	(17,685)	52,423	NM	F

(Loss) income before extraordinary loss	(55,411)	38,230	(93,641)	NM	U
Extraordinary loss, net of tax benefit	(13,255)	—	(13,255)	N/A	U

Net (loss) income	$(68,666)	$38,230	$(106,896)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Our results of operations for each of the nine months ended September 30, 2008 and 2007 were as follows:

				Percent
	For the Nine Months		Variance	Change
	Ended September 30,		2008 vs.	2008 vs.	Favorable/
	2008	2007	2007	2007	(Unfavorable)
(In thousands)
	(unaudited)

Operating revenue:
Management and buyout fees	$105,595	$93,948	$11,647	12.4%	F
Professional fees from development, marketing and other	45,541	25,182	20,359	80.8%	F
Resident fees for consolidated communities	320,706	298,394	22,312	7.5%	F
Hospice services	35,155	51,625	(16,470)	31.9%	U
Ancillary services	45,000	45,589	(589)	1.3%	U
Reimbursed contract services	751,158	718,679	32,479	4.5%	F

Total operating revenue	1,303,155	1,233,417	69,738	5.7%	F

Operating expenses:
Development and venture expense	66,028	55,472	10,556	19.0%	U
Community expense for consolidated communities	240,379	215,624	24,755	11.5%	U
Hospice services	53,309	51,951	1,358	2.6%	U
Ancillary services	50,368	52,939	(2,571)	4.9%	F
Community lease expense	44,916	45,985	(1,069)	2.3%	F
General and administrative	115,683	134,614	(18,931)	14.1%	F
Severance costs	7,219	—	7,219	N/A	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	26,436	32,052	(5,616)	17.5%	F
Loss on financial guarantees and other contracts	1,702	5,331	(3,629)	68.1%	F
Provision for doubtful accounts	6,977	3,996	2,981	74.6%	U
Depreciation and amortization	38,144	42,363	(4,219)	10.0%	F
Impairment of long-lived assets	2,349	3,607	(1,258)	34.9%	F
Write-off of abandoned development projects	84,209	24,547	59,662	243.1%	U
Reimbursable contract services	749,384	718,679	30,705	4.3%	U

Total operating expenses	1,487,103	1,387,160	99,943	7.2%	U

Loss from operations	(183,948)	(153,743)	(30,205)	19.6%	U
Other non-operating income (expense):
Interest income	4,239	7,251	(3,012)	41.5%	U
Interest expense	(10,576)	(6,167)	(4,409)	71.5%	U
Unrealized loss on trading securities	(4,000)	—	(4,000)	N/A	U
Other expense	(5,377)	(1,457)	(3,920)	269.0%	U

Total other non-operating expense	(15,714)	(373)	(15,341)	4112.9%	U
Gain on the sale and development of real estate and equity interests	19,029	99,404	(80,375)	80.9%	U
Sunrise’s share of earnings and return on investment in unconsolidated communities	(7,207)	136,288	(143,495)	NM	U
Gain (loss) from investments accounted for under the profit sharing method	95	(171)	266	NM	F
Minority interests	6,122	3,391	2,731	80.5%	F

(Loss) income before benefit from (provision for) income taxes and extraordinary loss	(181,623)	84,796	(266,419)	NM	U
Benefit from (provision for) income taxes	61,311	(31,094)	92,405	NM	F

(Loss) income before extraordinary loss	(120,312)	53,702	(174,014)	NM	U
Extraordinary loss net of tax benefit	(13,255)	—	(13,255)	N/A	U

Net (loss) income	$(133,567)	$53,702	$(187,269)	NM	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

The following table summarizes our portfolio of operating communities:

	As of	As of
	September 30,	September 30,	Percent
	2008	2007	Change

Total communities
Consolidated	65	62	4.8%
Consolidated Variable Interest Entities	10	1	900.0%
Unconsolidated	199	195	2.1%
Managed	174	178	(2.2)%

Total	448	436	2.8%

Resident capacity	55,000	53,000	3.8%

The number of communities managed for consolidated variable interest entities, unconsolidated ventures and other third-party owners increased by 2.4% from September 30, 2007 to September 30, 2008. During the nine months ended September 30, 2008, we added management of 12 communities which we own or in which we have an ownership interest and reduced by three the number of managed communities which are owned by a third party.

Strategic Initiatives

On July 31, 2008, we announced that we are focused on the following objectives to enhance shareholder value:

•	continue to provide the highest levels of care and quality and build Sunrise’s brand and reputation;

•	focus on the core business of building and operating high-quality assisted living and memory care communities to drive profitability;

•	strengthen our existing portfolios to minimize exposure to future losses;

•	reduce corporate expenses and operating cost structure;

•	preserve financial flexibility during difficult capital markets by reducing our development pipeline as needed.

To achieve these objectives, we have taken the following actions:

Germany

•	Purchased an option to acquire the venture and received certain rights immediately to begin actions to control our financial risks;

•	Commenced a review of closure and/or sale of two German communities; and

•	We renegotiated the loans for four of our German communities at a discount and eliminated mandatory principal repayments if minimum operating results were not achieved. We also negotiated non-recourse construction financing with the same lender for unrelated U.S. development projects.

Trinity

•	On October 29, 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our sources of cash and future cash requirements. As a result, we expect to write-off the remaining goodwill and other intangible assets related to Trinity of approximately $9.8 million in the fourth quarter of 2008. As a result of this decision to cease funding by us, Trinity’s board of directors has decided it will discontinue operation by the end of the year.

Development Pipeline

•	We agreed with one of our U.S. development partners to suspend four construction starts scheduled for the fourth quarter of 2008 and we and our partner are evaluating our alternatives for these projects;

•	We and our U.K. development partner declined to proceed with a land closing for which construction financing was not yet available;

•	We expect to reduce our U.S. development group from 70 people to 10 people through June 30, 2009 as a result of our decision to scale back on development for 2009; and

•	We intend to sell 15 land parcels which have a carrying value of approximately $74 million and related debt of $31 million. We will classify these assets as held for sale once they are being actively marketed.

Greystone Subsidiary

•	We have determined not to fund new seed capital projects of our Greystone subsidiary until the bond financing markets improve.

Corporate Expenses and Operating Cost Structure

•	We have initiated a plan to reduce our general and administrative and development headcount and certain non-payroll cost with the expectation of reducing our general and administrative spending level by at least $20.0 million. We are continuing to reduce our general and administrative spending in the fourth quarter of 2008. To date, we have identified approximately 160 non-care related positions in overhead and development that will be eliminated in 2008 and 2009. These reductions are anticipated to generate annual savings of approximately $17 million. In addition to the $4.8 million of severance expense recorded in the third quarter of 2008, we expect to record $7.5 million and $2.0 million in the fourth quarter of 2008 and the first and second quarters of 2009, respectively, based on actions taken to date; and

•	We are evaluating our occupancy costs and space requirements with the objective of reducing the square footage of our McLean, Virginia campus.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. We dispute the basis for the notice of default from our equity partner but also believe it is likely that our management agreement will terminate at the end of 2008 pursuant to other provisions of the management agreement. The management fees for the year 2007 and the first nine months of 2008 were $3.7 million and $3.1 million, respectively.

Management Contract Termination

Also, in July 2008, we were given notice of termination of a management contract covering 11 communities related to contracts that we acquired from Marriott. These contracts were terminable at the discretion of the owner of the communities. We do not own any portion of these facilities. The management fees for the year 2007 and for the first nine months of 2008 were $5.0 million and $5.4 million, respectively.

Health Care REIT, Inc. Acquisition

On September 2, 2008, Health Care REIT, Inc. announced that it had entered into an agreement to acquire the 90% ownership interest in a venture held by Arcapita, Inc. On October 31, 2008, the due diligence period expired and Health Care REIT, Inc. announced that it had terminated the agreement due to uncertainty in the capital markets.

Results of Operations

(Loss) income before income taxes and extraordinary loss decreased to a loss of $(90.1) million during the three months ended September 30, 2008 from $55.9 million of income for the three months ended September 30, 2007.

(Loss) income before income taxes and extraordinary loss decreased to a loss of $(181.6) million during the nine months ended September 30, 2008 from $84.8 million of income for the nine months ended September 30, 2007.

Large and/or unusual items included in net (loss)/income for the three and nine months ended September 30, 2008 and 2007 include the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Severance costs	$(7.2)	$—	$(7.2)	$—
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	(5.1)	(12.0)	(26.4)	(32.1)
Impairment of long-lived assets	—	(3.6)	(2.3)	(3.6)
Write-off of abandoned development projects	(47.5)	(15.6)	(84.2)	(24.5)
Gain on sale and development of real estate and equity interests	4.7	52.7	19.0	99.4
Gain on sale of seven communities within one UK venture	—	82.9	—	80.4
Impairment loss on four communities in the Fountains venture	(7.4)	—	(7.4)	—
Recapitalizations	0.2	—	3.3	58.4

	$(62.3)	$104.4	$(105.2)	$178.0

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Operating Revenue

Management and buyout fees

The increase in management and buyout fees of $4.3 million, or 12.8%, was primarily comprised of:

•	$2.0 million from increased average daily rates;

•	$1.3 million from communities in the lease-up phase; and

•	$0.6 million from incentive management fees.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $0.3 million was primarily comprised of:

•	$0.1 million from Greystone professional services contracts;

•	$4.7 million decrease from international transactions;

•	$1.1 million decrease from international development; and

•	$5.8 million from the net increase of nine communities under development in North America for which we are earning professional fees during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $9.6 million, or 9.6%, was primarily comprised of:

•	$7.3 million from existing consolidated communities resulting from increases in average daily rates; and

•	$2.3 million from the addition of three consolidated Canadian communities and the consolidation of nine German communities.

Hospice services

Hospice service revenue decreased $6.8 million primarily due to the decrease in the average daily census from 1,446 in 2007 to 901 in 2008 and increased Medicare cap payments (refund of previously collected amounts) which are recorded as a reduction of revenue.

Ancillary services

Ancillary services was comprised of the following:

	Three Months
	Ended
	September 30,
	2008	2007
	(In millions)

New York Health Care Services	$9.1	$8.0
Fountains Health Care Services	1.3	1.5
International Health Care Services	5.9	3.9

Reimbursed contract services

Reimbursed contract services were $246.5 million in the third quarter of 2008 compared to $250.3 million in the third quarter of 2007. The decrease of 1.5% was due primarily to Canadian workers at the communities no longer being employed directly by us as they are now directly employed by the communities.

Operating Expenses

Development and venture expense

The decrease in development and venture expense of $1.9 million, or 10.3%, was primarily comprised of:

•	$2.4 million decrease in marketing costs for communities under development; and

•	$0.4 million increase in salaries and benefits.

Community expense for consolidated communities

The increase in community expense of $12.3 million, or 17.2%, was primarily comprised of:

•	$7.1 million from existing communities resulting primarily from increased labor, utility, and repairs and maintenance costs; and

•	$4.1 million from the consolidation of three Canadian communities and the consolidation of nine German communities.

Hospice services

Hospice services expenses decreased $2.1 million primarily due to the decrease in the average daily census from 1,446 in 2007 to 901 in 2008 which was partially offset by increased expenses for start-up locations.

Ancillary services

Ancillary services was comprised of the following:

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

New York Health Care Services	$8.0	$7.3
Fountains Health Care Services	1.3	1.4
International Health Care Services	8.3	6.2

Community lease

Community lease expense decreased $0.6 million primarily related to a decrease in contingent rents. Contingent rents were $1.6 million in the third quarter of 2008 compared to $2.4 million in the third quarter of 2007.

General and administrative

The decrease in general and administrative expense of $29.8 million was primarily due to a $29.1 million decrease in bonus expense related to our first UK venture which was recognized in 2007.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Pending Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation decreased to $5.1 million in the third quarter of 2008 compared to $12.0 million in the third quarter of 2007. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and stockholder litigation.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $1.0 million and $5.0 million during the three months ended September 30, 2008 and 2007, respectively, related to the Fountains in 2008 and a condominium project under development in 2007.

Provision for doubtful accounts

The provision for doubtful accounts increased $0.9 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to write-offs of operating advances to five ventures.

Depreciation and amortization

The depreciation and amortization expense was $13.2 million in the third quarter of 2008 and in the third quarter of 2007.

Impairment of long-lived assets

In the third quarter of 2007, after a market review, we impaired a community and recognized an impairment loss of $3.6 million to reflect its estimated current value less costs to sell.

Write-off of abandoned development projects

The write-off of abandoned development projects was $47.5 million and $15.6 million for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2007, the write-off primarily related to the discontinuation of condominium projects. During the three months ended September 30, 2008, based in part on our decision to further decrease our development pipeline, we wrote off costs relating to development projects we discontinued.

Reimbursable contract services

Reimbursable contract services were $246.1 million in the third quarter of 2008 compared to $250.3 million in the third quarter of 2007. The decrease of 1.7% was due primarily to Canadian workers at the communities no longer being employed directly by us as they are now directly employed by the communities.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(4.4) million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively. The increase in other non-operating expense was primarily due to:

•	$5.5 million increase in interest expense due to increased borrowings and to the consolidation of our German venture;

•	$1.2 million decrease in interest income;

•	$1.5 million for foreign exchange gains in the third quarter of 2008 compared to $0.7 million of foreign exchange gains in the third quarter of 2007; and

•	$0.7 million unrealized gain on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $4.7 million and $52.8 million for the three months ended September 30, 2008 and 2007, respectively. The gain in 2008 primarily resulted from the recognition of gain under the basis of performance method of accounting. The 2007 gain consisted of $52.8 million relating to a previous sale of real estate in 2003 where sale accounting was not initially achieved due to the provision of a guarantee of a specified level of cash flows to the buyer. The gain was recognized in July 2007 upon expiration of the guarantee.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Three Months
	Ended
	September 30,
	2008	2007
	(In millions)

Sunrise’s share of (losses) income in unconsolidated communities	$(20.5)	$77.6
Return on investment in unconsolidated communities	5.0	2.2

	$(15.5)	$79.8

Our share of equity in earnings and return on investments in unconsolidated communities decreased $95.3 million to $(15.5) million during the three months ended September 30, 2008 compared to $79.8 million during the three months ended September 30, 2007. During 2007, our UK venture in which we have a 20% equity interest sold six communities to a different UK venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $82.9 million during the three months ended September 30. 2007. In addition, in the third quarter of 2008, we recorded a loss in equity in earnings of $7.4 million related to the estimated impairment of four communities in our Fountains venture and experienced $7.8 million of increased losses from unconsolidated communities.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. Distributions recorded as income were $2.8 million higher in the third quarter of 2008 compared to the same period a year ago.

Gain from Investments Accounted for Under the Profit Sharing Method

Gain from investments accounted for under the profit sharing method was $0.6 million and $48,000 for the three months ended September 30, 2008 and 2007, respectively. The change was due primarily to an increase in income in three ventures of approximately $0.5 million.

Minority Interests

Minority interests was $1.8 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. The change was due primarily to increased expenses incurred by the Greystone development entities that we consolidate and the consolidation of our Germany venture beginning September 1, 2008.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $34.7 million and $(17.7) million for the three months ended September 30, 2008 and 2007, respectively. Our effective tax benefit (rate) was 38.5% and (31.6)% for the three months ended September 30, 2008 and 2007, respectively. The income tax benefit for the three months ended September 30, 2008 and 2007 is calculated as the difference between the benefit for the nine months ended September 30, 2008 and 2007 and the benefit recorded for the six months ended June 30, 2008 and 2007. The change is due to a larger change in book income (loss) relative to permanent differences and adjustments for discrete items.

Extraordinary Loss

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option to acquire our German venture is a “reconsideration event” and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets shall be reported as a non-cash extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to a business with intangible value and therefore, we recorded a non-cash pre-tax extraordinary loss of $22.2 million.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Operating Revenue

Management and buyout fees

The increase in management and buyout fees of $11.6 million, or 12.4%, was primarily comprised of:

•	$6.3 million from increased average daily rates;

•	$3.5 million from communities in the lease-up phase;

•	$2.6 million from incentive management fees; and

•	$1.0 million decrease in buyout fees.

Professional fees from development, marketing and other

The increase in professional fees from development, marketing and other revenue of $20.4 million was primarily comprised of:

•	$5.8 million from Greystone professional services contracts; and

•	$13.6 million from the net increase of nine communities under development in North America for which we earned professional fees during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $22.3 million, or 7.5%, was primarily comprised of:

•	$19.9 million from existing consolidated communities resulting from increases in average daily rates; and

•	$2.4 million from the addition of three consolidated Canadian communities and the consolidation of nine German communities at September 1, 2008.

Hospice services

Hospice services revenue decreased $16.5 million or 31.9% primarily due to the decrease in the average daily census from 1,464 in 2007 to 1,011 in 2008 and increased Medicare cap payments (refund of previously collected amounts) which are recorded as a reduction of revenue.

Ancillary services

Ancillary services was comprised of the following:

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

New York Health Care Services	$26.3	$22.6
Fountains Health Care Services	4.0	4.6
At Home	—	8.5
International Health Care Services	14.7	9.9

There was a $8.5 million decrease in revenue in 2008 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007.

Reimbursed contract services

Reimbursed contract services were $751.2 million in the first nine months of 2008 compared to $718.7 million in the first nine months of 2007. The increase of 4.5% was due primarily to a 2.4% increase in the number of communities managed, from 374 at September 30, 2007 to 383 at September 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities partially offset by decreased labor costs in Canada as the workers in the communities are no longer our employees but are employed directly by the communities.

Operating Expenses

Development and venture expense

The increase in development and venture expense of $10.6 million, or 19.0%, was primarily comprised of:

•	$4.7 million from the write-off of prepaid insurance for development projects due to the write-off of three condominium projects in the first quarter of 2008;

•	$2.5 million increase in marketing costs for communities under development;

•	$1.1 million increase in professional fees;

•	$2.2 million increase in salaries and benefits primarily due to an increase in the number of communities under development as a result of an increase in the number of employees in the North American development and construction organization from 51 at June 30, 2007 to 74 at September 30, 2008.

Community expense for consolidated communities

The increase in community expense of $24.8 million, or 11.5%, was primarily comprised of:

•	$18.8 million increase from existing communities resulting primarily from higher labor costs; and

•	$4.8 million from the consolidation of three Canadian communities and the consolidation of nine German communities at September 1, 2008.

Hospice services

Hospice services expense increased $1.4 million due primarily to higher labor costs partially offset by the decrease in the average daily census from 1,464 in 2007 to 1,011 in 2008.

Ancillary services

Ancillary services was comprised of the following:

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

New York Health Care Services	$23.3	$24.9
Fountains Health Care Services	3.9	4.2
At Home	—	8.7
International Health Care Services	23.2	15.1

The decrease in ancillary services of $2.6 million, or 4.9%, was primarily due to the deconsolidation of Sunrise At Home in the second quarter of 2007, which reduced these expenses by $8.7 million, partially offset by increases in services from New York health care and international health care services.

Community lease

Community lease expense decreased $1.1 million or 2.3% primarily due to a decrease in contingent rent partially offset by a $0.5 million increase in base rent in one community. In 2008, contingent rent was $4.0 million compared to $6.0 million in 2007.

General and administrative

The decrease in general and administrative expense of $18.9 million, or 14.1%, was primarily comprised of:

•	$26.3 million decrease due to bonus expense related to our first UK venture in 2007;

•	$2.0 million increase in salaries due to international general and administrative employees, of which $0.8 million related to changes in exchange rates and $1.2 million primarily due to an increase of employees in expanding markets; and

•	$1.9 million increase in salaries related to wage increases of approximately 4%.

Other increase in payroll related costs included $0.8 million for payroll taxes, $0.3 million for training and $0.9 million for stock-based compensation.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Pending Stockholder Litigation

Legal and accounting fees related to the Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation decreased to $26.4 million in the first nine months of 2008 compared to $32.1 million in the first nine months of 2007. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and stockholder litigation.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $1.7 million and $5.3 million during the nine months ended September 30, 2008 and 2007, respectively. The losses in 2007 were primarily due to losses recorded related to construction cost overrun guarantees on a condominium project. In 2007, the losses relate primarily to the Fountains.

Provision for doubtful accounts

The provision for doubtful accounts increased $3.0 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due the write-off of operating advances to five ventures and allowances for accounts receivable at our Greystone and Trinity subsidiaries.

Depreciation and amortization

The decrease in depreciation and amortization expense of $4.2 million was due to approximately $6.1 million of depreciation expense being recorded in the first nine months of 2007, relating to assets accounted for under the deposit method. Sale accounting was achieved in July 2007 when a guarantee expired and the assets were removed from our books. This decrease was partially offset by $2.8 million increase related to new assets placed in service.

Impairment of long-lived asset

In 2008 and 2007, after a market review, we impaired communities whose costs were no longer recoverable and recognized impairment losses of $2.3 million and $3.6 million, respectively, to reflect their estimated value less costs to sell.

Write-off of abandoned development projects

The write-off of abandoned development projects was $84.2 million and $24.5 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2007, the write-off primarily related to the discontinuation of condominium projects. During the nine months ended September 30, 2008, the write-off was the result of our decision to decrease our development pipeline.

Reimbursable contract services

Reimbursable contract services were $749.4 million in the first nine months of 2008 compared to $718.7 million in the first nine months of 2007. The increase of 4.3% was due primarily to a 2.4% increase in the number of communities managed, from 374 at September 30, 2007 to 383 at September 30, 2008 and higher costs primarily due to inflation for items such as labor, food, and utilities partially offset by decreased labor costs in Canada as the workers in the communities are no longer our employees but are employed directly by the communities.

Other Non-Operating Income (Expense)

Total other non-operating expense was $15.7 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in other non-operating expense was primarily due to:

•	$2.9 million of foreign exchange losses in the first nine months of 2008 compared to $0.1 million of foreign exchange losses in the first nine months of 2007;

•	$4.0 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value. The unrealized loss on our investments was based on an analysis of sales discounts achieved in the secondary market and management’s judgment and resulted in an estimated discount of 10% from the face amount of the securities. Due to the uncertainty in the market for auction rate securities, it is reasonably likely that this assumption could change in the future. If the discount used was 5%, the unrealized loss would have been $2.0 million. If the discount used was 15%, the unrealized loss would have been $6.0 million; and

•	$4.4 million increase in interest expense due to increased borrowings and the consolidation of nine German communities at September 1, 2008.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $19.0 million and $99.4 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million. In addition, we recorded a gain of $1.3 million from the sale of two land parcels and the remainder of the gain was primarily from the application of the basis of performance method of accounting.

During the nine months ended September 30, 2007, two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $33.2 million was recorded. In addition, the guarantee we provided that precluded sale accounting relating to a portfolio of 13 operating properties sold in 2003 expired in July 2007. A gain on the sale of $52.2 million was recorded upon the expiration of the guarantee. We also recorded a gain of approximately $10.4 million from the sale of an 80% interest in four properties and the remainder of the gain was primarily from the application of the basis of performance method of accounting.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Nine Months
	Ended
	September 30,
	2008	2007
	(In millions)

Sunrise’s share of (losses) income in unconsolidated communities	$(30.2)	$71.2
Return on investment in unconsolidated communities	23.0	65.1

	$(7.2)	$136.3

Our share of equity in earnings and return on investments in unconsolidated communities decreased $143.5 million to $(7.2) million during the nine months ended September 30, 2008 compared to $136.3 million during the nine months ended September 30, 2007.

The decrease in our share of equity in earnings is primarily due to one venture in the UK. During 2007, our UK venture in which we have a 20% interest sold six communities to a different UK venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $80.4 million during the third quarter of 2007.

In the third quarter of 2008, we recorded a loss in equity in earnings of $7.4 million related to the estimated impairment of four communities in our Fountains venture.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distributions from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. The recapitalization of one venture with two communities during the first nine months of 2008 resulted in a return on investment of $3.3 million compared to the recapitalization of four ventures with 21 communities during the first nine months of 2007 which resulted in a return on investment of $58.4 million. The expiration of three contractual obligations during the first nine months of 2008 resulted in the recognition of $9.2 million of gain from the recapitalization of three ventures. Also, cash method distributions were $3.8 million higher in 2008 compared to 2007.

The income from the recapitalization and the recognized gains was partially offset by incrementally larger operating losses from unconsolidated communities of $13.6 million.

Gain (Loss) from Investments Accounted for Under the Profit Sharing Method

Gain (loss) from investments accounted for under the profit sharing method was $0.1 million and $(0.2) million for the nine months ended September 30, 2008 and 2007, respectively. The change was due primarily to an increase in income in a venture of approximately $0.3 million.

Minority Interests

Minority interests was $6.1 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively. The change was due primarily to increased expenses incurred by the Greystone development entities that we consolidate.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $61.3 million and $(31.1) million for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax benefit (rate) was 33.8% and (36.7)% for the nine months ended September 30, 2008 and 2007, respectively. The change is primarily due to a larger change in book income (loss) relative to permanent differences and adjustments for discrete items.

Extraordinary Loss

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option to acquire our German venture is a “reconsideration event” and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets shall be reported as an extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to a business with intangible value and therefore, we recorded a non-cash pre-tax extraordinary loss of $22.2 million.

Liquidity and Capital Resources

Overview

We had $52.8 million and $138.2 million of unrestricted cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively.

To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings. At September 30, 2008, we had 29 communities under construction in North America and Europe and five communities which we were developing through our Greystone subsidiary on behalf of third parties. We estimate that it will cost approximately $497 million to complete the 29 communities we had in North America and Europe under construction as of September 30, 2008. Of the 29 projects under construction, all but two of these communities have committed construction financing and all but three have joint venture partners. The one project that has debt financing, but no capital partner is expected to be sold to a venture before the end of 2008. The two other projects under construction that do not yet have debt financing or a capital partner have a carrying value of $27 million and estimated costs to complete of approximately $63 million for a total estimated cost of $90 million. Construction of these two projects may be delayed to the extent that we are unable to obtain suitable construction debt financing.

Our remaining estimated equity contributions for all 29 projects as of September 30, 2008 is approximately $2.4 million. In this estimate we have not included any amount for the two projects discussed above which represent our assumption that we can obtain a loan with a 70% loan to cost ratio. We estimate that existing construction loan financing commitments and existing credit facilities, together with cash generated from operations, will be sufficient to fund communities under construction as of September 30, 2008.

Our previously disclosed development plan for 2008 included a development pipeline of 1,200 to 1,400 units. As of September 30, 2008, due to continued lack of financing availability and market conditions we do not expect any construction starts in the fourth quarter of 2008 and accordingly we now expect our 2008 construction starts to be five new communities consisting of 530 units, which were begun in the first three quarters of 2008. We have abandoned 96 projects through September 30, 2008. We have determined that there are a number of land parcels which we will not develop in the future due to our more stringent underwriting criteria. We intend to sell 15 land parcels which have a carrying value of $74 million and related debt of $31 million. We also have taken a charge of approximately $84.2 million related to abandoned development projects in the nine months ended September 30, 2008. Additional charges could be incurred as we continue to assess our development pipeline in light of capital market conditions and our underwriting requirements.

As of September 30, 2008, we had contracts to purchase or lease 15 additional development sites which we intend to develop in the future, subject to credit market conditions, for a total contracted purchase price of approximately $60 million. Generally, our land purchase commitments are terminable by Sunrise and the $13.1 million in land deposits (included in other assets on our consolidated balance sheet) are refundable.

We have not yet determined our development goals for 2009. We do not intend to begin construction on new projects without committed construction debt financing. Based on current credit market conditions, we anticipate only limited construction starts in 2009, if any. We do not contemplate funding new seed capital projects related to our Greystone subsidiary until the bond financing markets improve. We do plan to continue future development once market conditions improve and the cost of capital for development projects is in line with projected returns.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months. In addition to the amounts due under our Bank Credit Facility, the 2009 maturities of Mortgages, Notes Payable and Other include $34.3 million in land loans related to properties we intend to sell; a $20 million margin loan collateralized by auction rate securities with a book value of $36 million; and $48 million related to two consolidated communities (one for $40 million and one for $8 million). We are currently working with our lenders to refinance the loans related to the two consolidated communities, but we currently estimate that we may be required to make a partial pay-down of up to $10 million. Principal payments of $12.5 million related to the debt of the Germany venture also are due in 2009.

During October and November of 2008, we received federal income tax refunds of $30.1 million. Additional tax refunds of up to $27 million subject to the filing of our federal, state and foreign tax returns, for 2008 are anticipated to be received by mid 2009.

Our liquidity assumptions do not include the following potential sources of cash that the Company is currently pursuing:

•	Potential refinancings related to the Company’s ventures resulting in estimated net proceeds of $8 million projected to occur in the fourth quarter of 2008;

•	Sale of 15 land parcels related to abandoned development projects with a book value of $74 million and related debt of $31 million projected to occur throughout 2009;

•	Sales of properties that are currently wholly-owned to a venture with net proceeds of approximately $10 million projected during 2009; and

•	Successful completion of bond financing for non-profit development projects being developed by the Company’s subsidiary Greystone, of which at least two are forecasted to close in late 2008 or early 2009, generating net proceeds of $11 million.

No assurance can be given that these additional potential sources of cash will be realized.

Germany Venture

From 2003 through 2006, we invested $13.1 million for our portion of the equity required for our Germany venture. Our partner invested $52.4 million. Our equity investment was reduced to zero due to start-up losses recorded from 2003 through 2006 and, accordingly, we had no investment carrying value. In 2006, we recorded a $50.0 million loss for expected payments under financial guarantees (operating deficit guarantees) given to lenders to our nine German communities. In 2007, we recorded an additional loss of $16.0 million for a cumulative loss of $66.0 million for expected future non-recoverable payments under financial guarantees. On September 1, 2008, we paid €3.0 million ($4.4 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We expect to exercise our option in January 2009. Also on September 1, we entered into an agreement with our partner that gives us permission to immediately pursue potential restructuring of loans with venture lenders, pursue potential sales of some or all of the nine communities in the venture and to merge certain subsidiaries of the venture to improve operational efficiencies and reduce VAT taxes paid. Our decision to purchase this option was based on the fact that we had 100% of the risk for the Germany venture but did not have control and had only 20% of the equity ownership. Neither the purchase of the option nor the exercise of the option planned for January 2009, alters our obligation under any financial guarantees for which we are responsible for or alters any of the recourse/non-recourse provisions in any of the loans. The purchase of the equity interest in the Germany venture will enable our shareholders to benefit from 100% of any appreciation of the communities as they become stabilized. Previously, while we were responsible for funding 100% of the losses under the operating deficit guarantees, we had limited benefit from any future appreciation of the assets.

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option is a “reconsideration event” and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at current fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets is required to be reported as an extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to the acquisition of a business with intangible value and therefore, we recorded a non-cash extraordinary pre-tax loss of $22.2 million.

The components of the consolidation at their preliminary fair values are as follows:

(In thousands)

Net working capital	$2,334
Property and equipment	166,131
Long-term debt:
Mortgages	(191,165)
Full recourse loan	(25,557)
Guarantee liabilities	42,709
Management contract intangible	(930)
Venture liability to Sunrise	(12,962)
Lease liability to venture	8,473
Minority interest	(300)
Consideration paid for option	(4,560)
Cash paydown of venture debt	(6,388)

Extraordinary loss	(22,215)
Tax benefit	8,960

Extraordinary loss, net of tax benefit	$(13,255)

The preliminary fair value of the property and equipment was based on Level 3 inputs (see Note 2), including an analysis of historical results, our operating plans, market data and third party appraisals. The preliminary fair value of the debt was determined by management based on Level 3 inputs including giving consideration to the fair value of the underlying assets which are collateral for the debt and the operating deficit guarantees which guarantee to the lender the payment of monthly principal and interest. Upon consolidation, our existing receivables from the venture and guarantee and lease liabilities are eliminated for financial reporting purposes. We are required to eliminate the net receivables from the venture when we consolidate as these are now intercompany receivables. As the debt is now consolidated, guarantee liabilities are also eliminated for financial reporting purposes. We are still responsible for guarantee liabilities to the lenders.

After our purchase of the option, we restructured the debt for four of the nine communities. As a result of the debt restructuring, the lender assigned a participation interest in the loan to us in the amount of €30.2 million ($44.3 million) for a purchase price of $6.388 million in cash and a note that has full recourse to Sunrise Senior Living, Inc. in the amount of $25.6 million, resulting in a discount of $12.3 million. The remaining debt balance due to the lender after the participation is €50.0 million ($73.4 million) which is non-recourse to us, except we agreed with the lender to a minimum release price for each community, whereby upon a sale of a community 100% of the proceeds up to the release price are paid to the lender and if the proceeds are less than the minimum release price, we are required to pay the difference to the lender.

As the fair value of the communities approximates the €50.0 million due to the lender, we have not assigned a fair value to our €30.2 million ($44.3 million) participation interest. We will receive all proceeds from the sale of the communities in excess of €50.0 million ($73.4 million).

For the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. We have not guaranteed repayment of the remaining principal balance due upon maturity.

The preliminary fair values, maturity dates and interest rates of the loans are as follows (in thousands):

		Contractual				Contractual
	Debt Fair Value	Debt Balance				Rate at
	at September 1,	at September 1,	Calculated	Debt		September 30,
Property	2008	2008	Discount	Maturity	Interest Rate	2008

Bonn, Frankurt, Oberursel and Reinbeck	$73,393	$73,393	$—	Apr-12	Euribor + 2.75%	8.027%
Klein Flottbeck	18,241	18,241	—	Mar-11	Euribor + 3.25%	8.527%
Munich	33,077	35,688	2,611	Nov-11/Dec-11	Euribor +1.25% to	6.527% to 7.277%
					Euribor +2.00%
Hannover	12,621	27,044	14,423	Oct-11/Dec-11	Euribor +1.25% to	6.527% to 7.277%
					Euribor +2.00%
Wiesbaden	26,058	34,171	8,113	Mar-11/Mar-12	Euribor + 2.1%	7.377%
Konigstein	26,307	31,297	4,990	Jul-12	Euribor + 1.75%	7.028%
					Euribor + 2.0%	7.277%
Hoesel land	1,468	1,765	297	Dec-08	Euribor + 2.25%	7.527%

Total non-recourse debt	191,165	221,599	30,434
Recourse debt	25,557	25,557	—	Jun-10	Libor + 2.75%	5.960%

Total Germany debt	$216,722	$247,156	$30,434

We are planning to close Reinbeck in January 2009. It is possible that a loss in excess of the estimated fair value could occur and that we may be required to fund a loss greater than the difference between the fair value and release prices. We have notified the lender to our Hannover community that we plan to close the community. The loan is non-recourse to us but there is an operating deficit guarantee until debt maturity. We have offered the lender a deed in lieu of foreclosure. Our guarantee of scheduled principal and interest payments for the Hannover community through 2011 is as follows (in thousands):

2008	€649	$938
2009	1,718	2,482
2010	1,183	1,709
2011	1,013	1,463

	€4,563	$6,592

We will continue to operate the remaining communities with an objective of achieving stabilization and profitability. The following table sets forth the resident capacity, number of residents at September 30, 2008 and the date the community opened.

		Residents at	Date
	Resident	September 30,	Community
	Capacity	2008	Opened

Klein Flottbeck	97	62	02/01/05
Munich	106	65	07/02/07
Oberursel	110	55	11/01/06
Wiesbaden	115	68	06/01/07
Konigstein	110	32	02/01/08
Frankfurt	109	51	06/19/06
Bonn	101	45	01/20/06

Our future fundings to our German operations for operating losses and interest payments prior to the closure or sale of any communities are estimated to be as follows (in thousands):

Q 4 2008	€5,025	$7,260
2009	10,471	15,129
2010	5,482	7,920
2011	1,781	2,574
2012	—	—

	€22,759	$32,883

Scheduled principal repayments of our Germany venture debt are shown in the Long-Term Debt table in the next section.

Long-Term Debt and Bank Credit Facility

At September 30, 2008, we had $637.1 million of outstanding debt with a weighted average interest rate of 6.4% of which $95.0 million were draws on the Bank Credit Facility, $64.5 million was related to construction in progress, $219.2 million related to operating properties that are consolidated, $189.0 million relates to our German venture, $23.9 million relates to a variable interest entity in the U.S., $20.0 million is a margin loan related to our auction rate securities and $25.5 million of debt issued directly to us related to our German venture. Of the outstanding debt we had $5.4 million of fixed-rate debt with a weighted average interest rate of 6.49% and

$631.7 million of variable rate debt with a weighted average interest rate of 6.40%. Principal maturities of long-term debt at September 30, 2008 are as follows (in thousands):

		Mortgages,	Germany	Other
	Bank Credit	Notes Payable,	Venture	Variable Interest
	Facility	and Other	Debt	Entity Debt	Total

Q4 2008	$—	$553	$3,089	$7	$3,649
2009	95,000	103,908	12,546	2,044	213,498
2010	—	63,257	81,646	715	145,618
2011	—	40,646	66,952	740	108,338
2012	—	14,849	24,804	775	40,428
2013	—	100,530	—	810	101,340
Thereafter	—	5,432	—	18,819	24,251

	$95,000	$329,175	$189,037	$23,910	$637,122

In addition to the amounts due under our Bank Credit Facility, the 2009 maturities of Mortgages, Notes Payable and Other include $34.3 million in land loans related to properties we intend to sell; a $20 million margin loan collateralized by auction rate securities with a book value of $36 million, and $48 million related to two consolidated communities (one for $40 million and one for $8 million). Principal payments of $12.5 million related to the debt of our German venture also are due in 2009. We are currently working with our lenders to refinance the loans related to the two consolidated communities, but we currently estimate that we may be required to make a partial pay-down of up to $10 million.

Bank Credit Facility

There were $95.0 million of outstanding borrowings, $21.7 million of letters of credit outstanding and availability of $43.3 million under our Bank Credit Facility at September 30, 2008. Effective October 1, 2008, the Bank Credit Facility carries an interest rate of LIBOR plus 3.75% (6.24% at September 30, 2008).

On January 31, February 19, March 13, July 23, and November 6, 2008, we entered into further amendments to our Bank Credit Facility. These amendments, among other things:

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million;

•	waived compliance with the leverage ratio, fixed charge coverage ratio and net worth covenants for the fiscal quarter ended September 30, 2008; and

•	stipulated that failure of the parties to agree to a restructuring and revision of the Bank Credit Facility by January 31, 2009 on terms acceptable to the lenders (which shall include, among other things, the granting by us of such tangible collateral securing the repayment and performance of our obligations under the Bank Credit Facility as is acceptable to the lenders), is an event of default.

In addition until January 31, 2009, provided we are not then otherwise in default under the Bank Credit Facility:

•	we must maintain liquidity of not less than $50.0 million, composed of availability under the Bank Credit Facility plus up to not more than $50.0 million in unrestricted cash and cash equivalents (tested as of the end of each calendar month), and any unrestricted cash and cash equivalents in excess of $50.0 million must be used to pay down the outstanding borrowings under the Bank Credit Facility;

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so; and

•	the borrowing rate in US dollars, will be LIBOR plus 3.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 2.25% (through the end of the then-current interest period).

Notwithstanding anything to the contrary in the Bank Credit Facility, the minimum rate upon which interest may accrue upon any of the loans at any time shall not be less than 5% per annum.

We paid the lenders an aggregate fee of approximately $2.1 million for entering into these 2008 amendments.

In connection with the March 13, 2008 amendment, we executed and delivered a security agreement to the administrative agent for the benefit of the lenders under the Bank Credit Facility. Pursuant to the security agreement, among other things, we granted to the administrative agent, for the benefit of the lenders, a security interest in all accounts and contract rights, general intangibles and notes, notes receivable and similar instruments owned or acquired by us, as well as proceeds (cash and non-cash) and products thereof, as security for the payment of obligations under the Bank Credit Facility arrangements.

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

As of September 30, 2008 and October 31, 2008, we were in compliance with the minimum liquidity covenant of $50 million as required under our Bank Credit Facility. We were not required to be in compliance with the following financial covenants in the Bank Credit Facility: leverage ratio (the ratio of consolidated EBITDA to total funded indebtedness of 4.25 as defined in the Bank Credit Facility), fixed charge coverage ratio (the ratio of consolidated EBITDAR to fixed charges of 1.75 as defined in the Bank Credit Facility) and the consolidated net worth covenant (a consolidated net worth of not less than $450.0 million). These covenants have been waived through the quarter ended September 30, 2008. The Bank Credit Facility requires that we comply with these covenants as of December 31, 2008. We do not believe we will be in compliance with these covenants as of December 31, 2008. Accordingly, we believe that on January 1, 2009, we may no longer be able to borrow under the Bank Credit Facility.

In the event that we are unable to revise and restructure our Bank Credit Facility by January 31, 2009, or we fail to comply with the new liquidity covenants included in the July 2008 amendment for any calendar month, the lenders under the amended Bank Credit Facility could, among other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility, require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the amended Bank Credit Facility.

We are working with our lenders to revise and restructure our Bank Credit Facility and expect to achieve this restructuring prior to January 31, 2009. We are also seeking to refinance our Bank Credit Facility through new lenders and are discussing other potential sources of capital with other third parties. However, no assurance can be given that our efforts will be successful.

As of September 30, 2008, we had borrowing availability of approximately $43.3 million under the Bank Credit Facility. We believe this availability and unrestricted cash balances of approximately $52.8 million at September 30, 2008 will be sufficient to support our operations through January 31, 2009. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

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

Each mortgage loan is secured by a senior housing facility owned by the applicable Borrower (which facility also secures the other 15 mortgage loans as well), as well as the interest rate cap described above. In addition, our management agreement with respect to each of the facilities is subordinate to the mortgage loan encumbering such facility. In connection with the mortgage loans, we received net proceeds of approximately $103.1 million (after payment of lender fees, third party costs, escrows and other amounts).

Other

We are obligated to provide annual audited financial statements and quarterly unaudited financial statements to various financial institutions that have made construction loans or provided permanent financing (a) to subsidiaries directly or indirectly owned by us that own our consolidated portfolio of senior living communities and (b) to venture entities that own senior living communities managed by us and in which we hold a minority equity interest, pursuant to the terms of the credit facilities with respect to the loans to such entities or pursuant to documents ancillary to such credit facilities (e.g., operating deficit guarantees, etc.). In some cases, we are also subject to financial covenants that are the same as the leverage ratio, fixed charge coverage ratio and net worth covenants in our Bank Credit Facility. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents. In the instances in which we have guaranteed the repayment of the principal amount of the credit extended by these financial institutions, we could be required to repay the loan. All of these loans ($49 million) have been classified as current liabilities as of September 30, 2008.

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

In conjunction with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under income support guarantees are generally not recoverable. Operating deficit guarantees related to consolidated properties are not separately accounted for as the operating losses and interest expense are recorded in the consolidated financial statements.

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at September 30, 2008 and fundings during the nine months ended September 30, 2008 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2008
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008

Debt repayment	$1,896	$202	$—	$202	$—
Operating deficit	Uncapped	1,011	—	1,011	7,761
Operating deficit for Germany	Uncapped	—	—	—	20,038
Income support	10,500	795	10,500	11,295	7,000
Other		—	125	125	125

Total		$2,008	$10,625	$12,633	$34,924

As of September 1, 2008, the operating deficit guarantees for Germany are no longer reported as financial guarantees due to the consolidation of this venture for financial reporting purposes. See further discussion in Note 6.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender to the venture. The lender has been charging the venture a default rate of interest (7.92% at September 30, 2008) since January 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments and are currently funding under this guarantee as the venture does not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through September 30, 2008, we have funded $3.1 million under this guarantee, which we consider to be recoverable based on the priority in the cash flow waterfall.

Fountains

In the first quarter of 2008, the Fountains venture failed compliance with the financial covenants in the loan agreement. We own 20% of the venture and account for our investment under the equity method of accounting. The venture is currently attempting to resolve the default with the lender. A resolution could involve either a partial pay-down of the debt or the provision of a partial guarantee of the debt by us and our venture partner. The lender has been charging a default rate of interest (8.83% at September 30, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments and are currently funding under this guarantee as the venture does not have enough available cash flow to cover all of the default interest payments. Advances under this guarantee are recoverable in the form of a loan prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through September 30, 2008, we have funded $4.7 million under this guarantee, which we consider to be recoverable based on the priority in the cash flow waterfall. This is in addition to the $7 million that we funded during 2008 under our income support guarantee to the venture, which we do not consider to be recoverable.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.2 billion at September 30, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2008, the remaining liability under this obligation is $51.1 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium and assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $48.0 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.7 million related to proceeds from the sale of real estate, development fees and pre-opening fees. During 2006, we recorded a loss of approximately $17.2 million due to this commitment. During 2007, we recorded an additional loss of approximately $6.0 million due to increases in budgeted projected costs. Through September 30, 2008, we have funded a total of $49.3 million to the venture. As of October 31, 2008, the venture had sold nine units and the residents have moved into the community. The venture has 102 refundable deposits holding units for prospective residents. There are a total of 240 units in the community. We expect to complete construction of this project prior to year end 2008. To the extent that the pace of sales of condominium units is slower than anticipated or if we are unable to realize the prices projected for the condominium units, we could be subject to additional overruns. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

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

Net cash (used in) provided by operating activities was $(117.0) million and $98.0 million for the nine months ended September 30, 2008 and 2007, respectively. During 2008, net working capital used cash of $66.4 million as opposed to providing cash of $85.7 million in 2007. In 2008, the use of cash primarily relates to payment of accounts payable and other accrued expenses. In 2008, we have a net loss of $133.6 million compared to net income of $53.7 million in 2007.

Net cash used in investing activities was $149.9 million and $167.0 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, as we slowed our development pace, our capital expenditures decreased by $11.1 million. Restricted cash decreased $46.5 million primarily due to the purchase of $40.0 million of auction rate securities.

Net cash provided by financing activities was $181.5 million and $92.5 million for the nine months ended September 30, 2008 and 2007, respectively. The $180.8 million of additional borrowings is from the $105.0 million of new debt relating to 16 wholly-owned communities, a $20.0 million loan collateralized by auction rate securities and additional borrowings on communities under development.

Future Accounting Standards

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We do not expect FSP FAS 133-1 and FIN 45-4 to have a material impact on its consolidated financial position or results of operations.

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

At September 30, 2008, we held investments in five Student Loan Auction-Rate Securities (“SLARS”), each with a face amount of $8.0 million, for a total of $40.0 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rate for these five SLARS are reset every 7 to 35 days. The interest rates at September 30, 2008 ranged from 2.85% to 5.81%. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading and carry them at fair value. The fair value of the securities at September 30, 2008 was determined to be $36.0 million and we recorded an unrealized gain (loss) of $0.7 million and $(4.0) million for the three and nine months ended September 30, 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 11% to 41.5% at September 30, 2008 with an average SLARS discount on closed deals of 17.1% at September 30, 2008.

Item 4.	Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its 2006 and 2007 Form 10-Ks and its Form 10-Qs from the first quarter of 2006 through the second quarter of 2008. In addition, as described in Item 9A of our 2007 Form 10-K, management determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting at December 31, 2006 relating to the entity-level control environment and process and transaction level controls continued to exist at December 31, 2007.

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

Management, under the direction of the former CEO (now non-executive chair) and CFO, directed remediation efforts, including implementation of the Board approved remedial framework. Since the filing of our 2006 Form 10-K on March 24, 2008, we continued to build on the remedial actions undertaken in 2007 and to implement substantially all of the Board adopted remedial framework. Through September 30, 2008, the Company made the following significant improvements to the control environment and to the Company’s accounting operations:

•	our previously disclosed extensive changes in senior management and other personnel;

•	appointed a Chief Compliance Officer in the third quarter of 2008;

•	organizational changes to improve accountability and oversight of accounting and financial reporting internal controls;

•	increased experienced staffing in finance, accounting and tax;

•	increased focus on financial and accounting controls throughout the company including development of formal accounting policies;

•	implementation of processes to ensure timely accounting reviews for routine and non-routine transactions and accounts; and

•	timely filing of this third quarter 2008 10-Q with all associated processing controls and oversight.

Management believes that the two material weaknesses that existed at December 31, 2007 will be remediated by the end of 2008.

In view of the progress we have made in remediating the two material weaknesses in internal controls over financial reporting and that this Form 10-Q is being filed in a timely manner, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding pending and resolved or settled legal proceedings, see Note 11 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As disclosed in our 2007 Form 10-K filed on July 31, 2008, subsequent to the filing of our 2006 Form 10-K on March 24, 2008, we received correspondence from the staff of the SEC relating to our 2006 Form 10-K. We engaged in correspondence with the SEC staff and resolved the outstanding comments except that we are not yet in a position to include the separate financial statements of two ventures that the SEC staff requested be included pursuant to Rule 3-09 of Regulation S-X (Sunrise Aston Gardens Venture, LLC and Sunrise IV Senior Living Holdings, LLC). We reflected our responses to these comments in our 2007 Form 10-K. We subsequently received comments from the SEC staff on our 2007 Form 10-K and on our Form 10-Q for the quarter ended June 30, 2008 and have responded to them. It is possible that we may receive additional comments from the SEC staff relating to our prior responses or on this Form 10-Q. Such comments may require that we amend or supplement, possibly significantly, the disclosures in such periodic reports.

In addition to the risks identified in our 2007 Form 10-K, as amended, we are also subject to the following additional risks:

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes, including any refinancing of our Bank Credit Facility or other debt due in 2009, on reasonable terms and could have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes, including any refinancing of our Bank Credit Facility or other debt due in 2009, at reasonable terms, which may negatively affect our business. We have significant current maturities of long-term and outstanding draws on our Bank Credit Facility. There are also current maturities of venture debt due in 2009 of approximately $400 million. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended September 30, 2008 were as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

July 1 — July 31, 2008	213	$20.18	—	—
August 1 — August 31, 2008	—	—	—	—
September 1 — September 30, 2008	—	—	—	—

Total	213	$20.18	—	—

(1)	Represents the number of shares acquired by us from a former employee as payment of applicable statutory withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2008.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

/s/  Julie A. Pangelinan
Julie A. Pangelinan
Chief Accounting Officer

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.1	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.2	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.*	N/A	N/A	N/A
10.3	Voluntary Separation Program Arrangements with Mr. John F. Gaul.*+	N/A	N/A	N/A
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.