Form 10-K/A
period 2007-12-31
SUNRISE SENIOR LIVING INC
filed 2008-12-30
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

This Amendment No. 2 on Form 10-K/A is being filed to amend Item 8 of the Original Form 10-K and 10-K/A, Amendment No. 1 to provide the separate Rule 3-09 financial statements for Sunrise Aston Gardens Venture, LLC and Sunrise IV Senior Living Holdings, LLC as well as to amend Item 15(a)(1), which contains a listing of the financial statements included as part of the 2007 Form 10-K, to include a reference to the financial statements for these ventures. In addition, the Company is also amending Item 15(a)(3) and the Exhibit Index to include as exhibits new certifications by its Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended and consents.

The Company also has revised Note 24 of the Notes to Consolidated Financial Statements to reflect the non-compliance with certain covenants related to our Bank Credit Facility.

Notes 2.1 and 11 of the financial statements of PS Germany Investment (Jersey) Limited Partnership have been revised to include a discussion of the Company’s non-compliance with certain covenants related to our Bank Credit Facility and a discussion of subsequent events occurring between September 10, 2008 and December 23, 2008.

There are no other changes to the Form 10-K/A, Amendment No. 1 other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as outlined above.

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

Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated July 30, 2008, except for Paragraph 1 of Note 3, as to which the date is October 15, 2008, the Company, as discussed in Note 24, amended its Bank Credit Facility as a result of non-compliance with specific covenants and agreed to commence a process to revise and restructure the Bank Credit Facility on terms acceptable to the lenders. The resolution of this uncertainty may adversely affect the Company’s liquidity and operations. Note 24 describes management’s plans to address these issues.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investments under FASB Statement No. 66, Accounting for Sales of Real Estate for Condominiums, effective January 1, 2007.

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
October 15, 2008 and for Paragraphs 1
through 10 of Note 24, as to which the
date is December 29, 2008.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated 10 September 2008, the Partnership, as discussed in Note 2.1 relating to going concern and paragraphs 2 to 6 of Note 11 to the financial statements, has not complied with certain covenants of loan agreements with banks and the guarantor of the loans, Sunrise Senior Living Inc., has also not complied with specific covenants in respect of its Bank Credit Facility. This raises substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership Management’s plans as to these matters also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

London, England
10 September 2008
except for Note 2.1 relating to going concern and paragraphs 2 to 6 of Note 11, as to which the date is 23 December 2008

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

Going concern

The consolidated financial statements have been prepared on a going concern basis. As of 31 December 2007, partners’ capital had a deficit balance of approximately €65 million. This deficit is the result of accumulated operating losses of the partnership and negative fair value charges related to the property owned by the partnership. As discussed in notes 5 and 7, Sunrise has provided loans to the partnership to cover operating deficits. Sunrise has also provided guarantees to the third party lenders of the partnership that they will continue to provide funding for the operating deficits of the partnership. As of 30 September 2008, the amount of funding provided by Sunrise under these loans and guarantees was approximately €32 million. Sunrise has estimated that they will need to fund an additional €31 million through 2012 until the communities reach stabilization. The General Partner has made recent inquires to Sunrise as the Guarantor in the Partnership to insure that the guarantees it has given can be met. Sunrise is taking the following steps set out below to satisfy this obligation and continues to fund the Partnership as the need arises.

Sunrise expects to breach certain loan covenants as of 31 December 2008, and accordingly, believes that on 1 January 2009 it will no longer be able to borrow under the existing Bank Credit Facility.

In the event that Sunrise is unable to revise and restructure its Bank Credit Facility by 31 January 2009, or Sunrise fails to comply with the new liquidity covenants included in the July 2008 amendment for any calendar month, the lenders under the amended Bank Credit Facility could, amongst other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility, require Sunrise to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the amended Bank Credit Facility.

Sunrise is working with their lenders to revise and restructure their Bank Credit Facility and expects to achieve this restructuring prior to 31 January 2009. Sunrise is also seeking to refinance their Bank Credit Facility through new lenders and is discussing potential sources of capital with other third parties. However, no assurance can be given that Sunrise’s efforts will be successful. The financial statements have been prepared assuming that Sunrise

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

continue as a going concern and do no include any adjustments that might result from our outcome of this uncertainty. Based on the guarantee of future funding from Sunrise, the General Partner believes it is appropriate to prepare the consolidated financial statements on a going concern basis as of 31 December 2007.

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

Principles of consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiary undertakings. The Partnership wholly owns eleven General Partnerships that in turn own twelve non-wholly owned limited partnerships which the General Partnerships control with the unilateral right and obligation to manage and represent the limited partnerships. These eleven non-wholly owned limited partnerships are also included in the consolidated financial statements of the Partnership as it is the Partnership’s policy to consolidate non-wholly owned interests when it holds the unilateral ability to conduct the ordinary course of business of the non-wholly owned interests. The Partnership’s wholly owned and non-wholly owned subsidiaries will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.

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

The consolidated financial statements include the financial statements of the Partnership and the subsidiary undertakings listed in the following table, all drawn up to 31 December 2007:

	Country of	% equity Interest
Name	Incorporation	2007	2006

PS Assisted Living SARL	Luxembourg	100	100
Sunrise Properties Germany GmbH	Germany	100	100
PSRZ (Germany) GP GmbH	Germany	100	100
General Partners:
PSRZ Klein Flottbek GmbH	Germany	100	100
PSRZ Reinbek GmbH	Germany	100	100
PSRZ Villa Camphausen GmbH	Germany	100	100
PSRZ Frankfurt-Westend GmbH	Germany	100	100
PSRZ Oberursel GmbH	Germany	100	100
PSRZ Wiesbaden GmbH	Germany	100	100
PSRZ Hannover GmbH	Germany	100	100
PSRZ Munchen-Thalkirchen GmbH	Germany	100	100
PSRZ Konigstein GmbH	Germany	100	100
PSRZ Meerbusch GmbH	Germany	100	100
PSRZ Ratingen-Hosel GmbH	Germany	100	100
PSRZ Bad Soden GmbH	Germany	100	100
Property Companies:
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Reinbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Oberursel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Wiesbaden Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Hannover Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Konigstein Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Meerbusch Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Ratingen-Hosel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Bad Soden Senior Living GmbH & Co. KG	Germany	94	94
Operating Companies:
Sunrise Klein Flottbek GmbH	Germany	100	100
Sunrise Reinbek GmbH	Germany	100	100
Sunrise Villa Camphausen GmbH	Germany	100	100
Sunrise Frankfurt-Westend GmbH	Germany	100	100

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

	Country of	% equity Interest
Name	Incorporation	2007	2006

Sunrise Oberursel GmbH	Germany	100	100
Sunrise Wiesbaden GmbH	Germany	100	100
Sunrise Hannover GmbH	Germany	100	100
Sunrise Munchen-Thalkirchen GmbH	Germany	100	100
Sunrise Konigstein GmbH	Germany	100	100

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

€3,317,603 bank loan
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

On 1 September 2008, Sunrise paid €3,000,000 to SHIP for an option to purchase their entire interest in the Partnership through a two-step transaction. Sunrise expects to exercise their options in 2009. Also on 1 September, Sunrise entered into an agreement with SHIP whereby Sunrise will have the sole right to control certain major decisions of the Partnership, including potential restructuring of loans with lenders and pursuing potential sales of the nine communities and the one parcel of undeveloped land in the Partnership. Based on FIN46 of the US Accounting Standards and the transfer of control, the Partnership has been consolidated within the Sunrise Senior Living, Inc. group as of 1 September 2008.

On 1 October 2008 the Operating Companies of Oberusel, Villa Camphausen, Klein Flottbek, Wiesbaden, Frankfurt-Westend and Reinbek purchased the Care Companies of the same named location for €1 each. Subsequently, the Care Companies transferred their trade and assets into the Operating Companies and the current operations staff employed by the German Management Company, Sunrise Senior Living GmbH, were transferred to the Operating Companies. This change is estimated to result in annual cost savings of approximately €300,000 — €400,000.

On 9 October 2008, €700,000 was received as final settlement in respect of legal matters relating to a former contractor of the Konigstein property.

On 7 November 2008 the joint shareholders and partners of Hannover and Reinbek Care Companies, Operating Companies, Property Companies and Sunrise Properties Germany GmbH (HoldCo) resolved to close all operations in those locations. The final closing date is expected to occur on January 31, 2009. The financial effects are estimated at approximately €300,000 (€166,000 in closing costs and €134,000 for discontinued operations) and include costs of closing down operations, assistance to relocate the residences, security of the buildings, employee salary payments and other charges that may arise. Bank valuations completed on 7 July 2008 for Reinbeck and 13 August 2008 for Hannover show that the estimated market value is higher than the current book values of both properties and therefore no additional write down is anticipated at this time.

PS Germany Investment (Jersey) Limited Partnership

Notes to the Consolidated Financial Statements — (Continued)

On 3 December 2008, Natixis, an agent for a group of lenders, issued a demand in respect of the Hannover PropCo and OpCo loans, claiming €11,224,376 as an amount due for a breach of the Loan to Value covenants. On 18 December 2008, Natixis issued a corresponding demand on Sunrise Senior Living, Inc. as guarantor of the loans. The Borrowers, Sunrise Hannover Senior Living GmbH & Co. KG and Sunrise Hannover GmbH, together with Sunrise are contesting the claim and have commenced negotiations with Natixis. A standstill agreement is under discussion with Natixis, which, when signed, will be effective for a period of 60 days from the date of signing.

The General Partner is aware that some bank covenants, most notably related to NOI and Loan to Value, have not been met as the Partnership strives to reach stabilization of the facilities, but the Partnership continues to make timely payments. As of 23 December 2008, no additional bank or lender notices have been received other than the one disclosed above regarding Hannover.

INDEPENDENT AUDITORS’ REPORT

To the Members of
Sunrise Aston Gardens Venture, LLC:

We have audited the accompanying consolidated balance sheet of Sunrise Aston Gardens Venture, LLC (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Aston Gardens Venture, LLC as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

December   , 2008

SUNRISE ASTON GARDENS VENTURE, LLC

CONSOLIDATED BALANCE SHEETS
As of December 31

	2007	2006
		(Unaudited)

ASSETS
PROPERTY AND EQUIPMENT:
Land and land improvements	$41,888,406	$41,752,725
Building and building improvements	398,382,224	398,066,037
Furniture and equipment	9,586,898	9,188,730
Construction in progress	310,895	—

	450,168,423	449,007,492
Less accumulated depreciation	(14,735,598)	(2,935,491)

Property and equipment — net	435,432,825	446,072,001
CASH AND CASH EQUIVALENTS	2,718,647	5,540,034
RESTRICTED CASH	1,511,197	444,885
ACCOUNTS RECEIVABLE — Less allowance for doubtful accounts of $10,811 and $0, respectively	334,196	1,654,892
PREPAID EXPENSES AND OTHER CURRENT ASSETS	286,598	269,705
DEFERRED FINANCING COSTS — Less accumulated amortization of $1,401,217 and $280,244 (unaudited), respectively	4,859,614	5,980,587
RESIDENT LEASE INTANGIBLE — Less accumulated amortization of $3,345,975 and $602,255 (unaudited), respectively	2,810,853	5,554,573

TOTAL	$447,953,930	$465,516,677

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Long-term debt	$301,399,741	$303,542,206
Derivative liability	6,839,732	766,174
Accounts payable and accrued expenses	1,795,426	1,998,847
Payables to affiliates — net	1,974,003	5,729,239
Deferred revenue	2,502,550	619,717
Security and reservation deposits	327,781	417,941

Total liabilities	314,839,233	313,074,124
MEMBERS’ CAPITAL	133,114,697	152,442,553

TOTAL	$447,953,930	$465,516,677

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007 (Audited) and for the Period
June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

	2007	2006
		(Unaudited)

OPERATING REVENUE:
Resident fees	$67,592,971	$17,703,380
Other income	1,224,567	298,035

Total operating revenue	68,817,538	18,001,415

OPERATING EXPENSES:
Labor	18,003,624	5,045,396
Depreciation and amortization	15,547,904	3,872,439
General and administrative	7,150,525	1,273,211
Taxes and license fees	3,745,508	845,045
Utilities	3,855,839	1,182,464
Food	3,826,512	1,018,607
Management fees	3,729,740	880,795
Insurance	3,487,949	833,611
Repairs and maintenance	2,592,935	475,301
Advertising and marketing	735,047	242,984
Ancillary expenses	262,299	114,172
Bad debt	10,811	—

Total operating expenses	62,948,693	15,784,025

INCOME FROM OPERATIONS	5,868,845	2,217,390
OTHER INCOME (EXPENSE):
Change in fair value of interest rate hedge instruments	(6,073,558)	(766,174)
Interest expense	(21,322,708)	(5,026,921)
Interest income	199,565	123

NET LOSS	$(21,327,856)	$(3,575,582)

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the Year Ended December 31, 2007 (Audited) and for the Period
June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

	SSLII	GECCT	Total

MEMBERS’ CAPITAL —
June 27, 2006 (Inception) (unaudited)	$—	$—	$—
Contributions	39,004,534	117,013,601	156,018,135
Net loss	(893,896)	(2,681,686)	(3,575,582)

MEMBERS’ CAPITAL —
December 31, 2006 (unaudited)	38,110,638	114,331,915	152,442,553
Contributions	500,000	1,500,000	2,000,000
Net loss	(5,331,964)	(15,995,892)	(21,327,856)

MEMBERS’ CAPITAL —
December 31, 2007	$33,278,674	$99,836,023	$133,114,697

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2007 (Audited) and for the Period
June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

	2007	2006
		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,327,856)	$(3,575,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,664,800	3,817,990
Change in fair value of interest rate hedge instruments	6,073,558	766,174
Bad debt expense	10,811	—
Changes in assets and liabilities:
Accounts receivable	1,309,885	(1,654,892)
Prepaid expenses and other current assets	(16,893)	(269,705)
Accounts payable and accrued expenses	(203,421)	1,998,847
Payable to affiliates — net	(3,255,236)	5,729,239
Deferred revenue	1,882,833	619,717
Security and reservation deposits	(90,160)	417,941

Net cash provided by operating activities	48,321	7,849,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,066,312)	(444,885)
Investment in property and equipment	(1,160,931)	(145,052,007)
Investment in resident lease intangible	—	(6,156,828)

Net cash used in investing activities	(2,227,243)	(151,653,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	—	(6,260,831)
Payment on long-term debt	(2,142,465)	(413,279)
Contributions	1,500,000	156,018,135

Net cash (used in) provided by financing activities	(642,465)	149,344,025

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,821,387)	5,540,034
CASH AND CASH EQUIVALENTS — Beginning of year	5,540,034	—

CASH AND CASH EQUIVALENTS — End of year	$2,718,647	$5,540,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION Long-term debt assumed upon purchase of real estate	$—	$133,955,485
Long-term debt acquired upon purchase of real estate	—	170,000,000
Non-cash capital contribution	500,000	—

	$500,000	$303,955,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest	$20,478,433	$4,853,648

See notes to consolidated financial statements.

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements
As of and for the Year Ended December 31, 2007 and as of and
for the Period June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

1.	ORGANIZATION

Sunrise Aston Gardens Venture, LLC, (the “Company”) was formed on June 27, 2006 as a limited liability company under the laws of the state of Delaware. The Company began operations on September 25, 2006. The Company shall terminate in 2021, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to that date. The Company was funded by a capital contribution of approximately $39 million from Sunrise Senior Living Investments, Inc. (“SSLII”), which is a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), and a capital contribution of approximately $117 million from General Electric Credit Corporation of Tennessee (“GECCT”), a wholly owned subsidiary of General Electric Healthcare Financial Services (collectively, with SSLII, the “Members”), with the balance funded through financing obtained or assumed by the Company. SSLII holds a 25% ownership interest in the Company; GECCT holds a 75% ownership interest in the Company. SSLII is the managing member.

The amended and restated limited liability agreement effective August 25, 2006 (the “LLC Agreement”) details the commitments of the Members and provides the procedures for the return of capital to the Members. All net cash flow from operations and capital proceeds is to be distributed to the Members pro rata as specified in the LLC Agreement. Contributions are made in proportion to the percentage interests of the Member at the time of request. Net income is allocated to the Members in proportion to the percentage interests of the Members. SSLI provides an operating deficit guarantee. As of December 31, 2007 and 2006 (unaudited), no amounts have been funded under this operating deficit guarantee.

On July 19, 2006, the Company formed six wholly owned subsidiaries (the “Operator Entities”) that were organized to own and operate independent and assisted senior living facilities (the “Facilities”) which provide services to seniors:

Operator Entities	Location	Date Opened

Sunrise AG Pelican Pointe, LLC	Venice, Florida	September 2006
Sunrise AG Tampa Bay, LLC	Tampa, Florida	September 2006
Sunrise AG Parkland Commons, LLC	Parkland, Florida	September 2006
Sunrise AG Pelican Marsh, LLC	Naples, Florida	September 2006
Sunrise AG Sun City Center, LLC	Sun City Center, Florida	September 2006
Sunrise AG Courtyards, LLC	Sun City Center, Florida	September 2006

Assisted-living services provide a residence, meals and nonmedical assistance to elderly residents for a monthly fee. These services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

The Facilities are managed by an affiliate of SSLII (see Note 3).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the consolidated accounts of Sunrise Aston Gardens Venture, LLC, and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions.

The accompanying consolidated financial statements and related footnotes for the period June 27, 2006 (Inception) through December 31, 2006 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2007 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the period June 27, 2006 (Inception) through December 31, 2006.

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

The accompanying consolidated financial statements have been prepared on the basis of Sunrise Aston Gardens Venture, LLC continuing as a going concern. The Facilities have been negatively impacted by adverse economic conditions in Florida during 2007 and continuing subsequent to year end, and the Company has been unable to meet the required debt service coverage ratios for the loan agreement with HSH Nordbank AG (“HSH-Nordbank”). As a result, at December 31, 2007, the Company was in default of certain financial covenants with the HSH-Nordbank loan agreement, which has an outstanding balance of $170,000,000 (see Note 5 of the consolidated financial statements).

In December 2008, GECCT, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was severed into two separate tranches. The Tranche A note (“Tranche A”) continues to be held by HSH-Nordbank in the amount of $143,750,000 with a variable rate of London InterBank Offered Rate (“LIBOR”) plus 1.95% per annum. GECCT purchased the Tranche B note (“Tranche B”) in the amount of $26,250,000. Tranche B is subordinated to Tranche A and carries an interest rate of 10% per annum. The execution of this agreement and purchase of Tranche B by GECCT cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.

Pursuant to the above, GECCT intends to hold its investment in the Company through December 1, 2017. Additionally, GECCT intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GECCT intends to accomplish this refinancing either through a third party lender or by a GECCT affiliate acting as a lender.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the useful lives of assets, impairment of long-lived assets recoverable amounts of receivables, amortization periods of deferred costs, and the fair value of financial instruments, including derivatives. Actual results could differ from those estimates.

Property and Equipment — Property and equipment are recorded at the lower of cost, or if impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. The Company capitalizes property taxes, insurance, and interest during construction to the extent such assets qualify for capitalization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Land improvements	10-15 years
Building and improvements	40 years
Furniture, fixtures, and equipment	3-10 years

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The Company determines fair values using various commonly used methods, including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. No impairment charge was recorded in 2007 or 2006 (unaudited).

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 141, Business Combinations, upon acquisition of the Facilities, the Company allocated the total purchase price of $455,161,750, to identifiable tangible and intangible assets based upon their relative fair values. The Company determined fair values using various commonly used methods, including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. The purchase price was allocated to land, building and improvements, furniture and equipment, inventory, and residential leasing intangible assets. The fair value of land was based upon relevant and recent comparable sales. The fair value of land improvements and building and improvements was based upon replacement cost as if the building were vacant.

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

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

Residential Leasing Intangible Assets — The fair value of above- and below- market leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the acquired leases and management’s estimate of the market lease rates measured over a period equal to the remaining terms of the leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The foregone value associated with acquiring a built-in expense reimbursement revenue stream on a leased building is based on assessments of common expenses, real estate taxes, insurance, and other operating expenses during the estimated time required to lease up the building from vacant to the occupancy level at the date of acquisition. The Company allocated $6,156,828 of the purchase price to residential leasing intangible assets at acquisition, including $7,495,598 allocated to in-place leases and a net value of ($1,338,770) allocated to above- and below- market leases.

The fair value of above- and below- market leases and the origination value of in-place leases are reflected as residential leasing intangible assets on the accompanying consolidated balance sheets. Residential leasing intangible assets are being amortized under the straight-line method over their respective estimated useful lives. Above- and below- market leases are amortized over a period of one year, based on the weighted average remaining terms of the respective leases. For the year ended December 31, 2007 and for the period June 27, 2006 (Inception) through December 31, 2006, the net amortization charge of above and below market leases was ($1,004,078) and ($334,692) (unaudited), which is reflected as an increase in resident fees on the accompanying consolidated statements of operations. Above- and below-market leases have been fully amortized as of December 31, 2007. In-place leases are amortized over a period of two years, based on management’s estimate of the average length of stay. For the year ended December 31, 2007 and for the period June 27, 2006 (Inception) through December 31, 2006, amortization of in-place leases was $3,747,798 and $936,947 (unaudited), which has been included in depreciation and amortization expense in the accompanying consolidated statements of operations. As of December 31, 2007, the remaining $2,810,853 of residential leasing intangible asset in the accompanying consolidated balance sheets represents unamortized in-place leases and will be fully amortized during the year ending December 31, 2008.

Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the year ended December 31, 2007 and for the period June 27, 2006 (Inception) through December 31, 2006 was $1,120,973 and $280,244 (unaudited), respectively.

Revenue Recognition and Deferred Revenue — Operating revenue consists of resident fee revenue, including resident community fees. Generally, resident community fees approximating 30 to 60 times the daily residence fee are received from residents upon occupancy. Resident community fees are deferred and recognized as income over one year corresponding to the terms of agreements with residents. The agreements are cancelable by residents with 30 days’ notice. All other resident fee revenue is recognized when services are rendered. The Company bills the residents one month in advance of the services being rendered, and therefore, cash payments received for services are recorded as deferred revenue until the services are rendered and the revenue is earned.

Income Taxes — No provision has been made for federal and state income taxes as the liability for such taxes, if any, is that of the Members and not the Company.

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

Accounting for Derivatives — The Company accounts for its derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended. FASB Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The statement requires that changes in the derivative instruments fair value be recognized currently in earnings, unless specific hedge accounting criteria are met.

The Company’s derivative instruments consist of an interest rate swap and an interest rate cap that it has entered into to manage its exposure to interest rate risk. The Company’s interest rate instruments do not qualify for hedge accounting treatment in accordance with FASB Statement No. 133 and, as a result, changes in the fair value of the swap are recorded in net income.

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

The Facilities have entered into management agreements with Sunrise Senior Living Management, Inc. (“SSLMI”), a wholly owned subsidiary of SSLI, to manage each of the Facilities. The agreements have terms of 20 years, beginning on September 25, 2006, and provide for management fees to be paid monthly based on a percentage of the Facilities’ gross revenues. Total management fees incurred were $3,729,740 and $880,795 (unaudited) in 2007 and 2006, respectively.

The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $39,628,950 and $5,046,189 (unaudited) in 2007 and 2006, respectively.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $2,692,281 and $727,419 (unaudited) in 2007 and 2006, respectively. A one-time refund of liability premiums of $188,072 was given in 2007.

The Company had payables to SSLI of $1,974,003 and $5,729,239 (unaudited) at December 31, 2007 and 2006, respectively. These transactions are subject to the right of offset wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented net as payable to affiliates — net on the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.

Pursuant to the LLC Agreement, SSLMI, as manager, shall have the right (but not obligation) to fund any monthly “operating shortfalls”, as defined in the agreement, through an “OD Loan” to the owners of the Company. This loan would bear interest until its repayment. It is SSLMI’s intention to fund any such shortfalls as needed. There were no advances under this provision as of December 31, 2007 or 2006 (unaudited).

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

4.	CONCENTRATIONS OF CREDIT RISK

The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at December 31, 2007 and 2006 (unaudited) was 100% private pay.

5.	LONG-TERM DEBT

As part of the purchase of the Facilities on September 25, 2006, the Company assumed loans for four of the Facilities in the aggregate amount of $133,955,485 and obtained new debt of $170 million for two of the Facilities. Mortgages payable consists of the following at December 31, 2007 and 2006 (unaudited):

On September 25, 2006, the Company assumed notes payable of $26,296,181 for the Courtyards property in the original loan amount of $26,975,000 payable to Capmark Financial, Inc. (“Capmark”). The notes are secured by a deed of trust on the facility, bear interest at fixed rates of 5.81% and 6.19% per annum, require monthly principal and interest payments, and mature on January 1, 2015.

On September 25, 2006, the Company assumed a note payable of $23,500,000 for the Sun City Center property, in the original amount of $24,966,000 payable to Capmark. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.24% per annum, due in monthly installments of interest only through November 2006, with monthly installments of principal and interest thereafter, with the remaining balance of the note maturing on November 1, 2015.

On September 25, 2006, the Company assumed notes payable of $34,572,673 for the Tampa Bay property, in the original amount of $34,900,000 payable to Capmark. The notes are secured by a deed of trust on the facility, bear interest at fixed rates of 5.61% and 5.83% per annum, require monthly principal and interest payments, and mature on July 1, 2015.

On September 25, 2006, the Company assumed a note payable of $49,586,631 for the Pelican Pointe property, in the original amount of $50,000,000 payable to Key Bank. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.11% per annum, requires monthly principal and interest payments, and matures on December 1, 2015.

On September 25, 2006, the Company entered into a note payable of $170,000,000 for the Parkland Commons and Pelican Marsh properties payable to HSH-Nordbank. The note is secured by a deed of trust on both facilities, bears interest at one-month LIBOR plus 1.95%, due in monthly installments of interest only through September 2010 and monthly installments of principal and interest thereafter, with the remaining balance of the note maturing September 25, 2011. The one-month LIBOR rate as of December 31, 2007 and 2006 was 4.60% and 5.33% (unaudited), respectively. Additionally, the terms of the loan agreement include restrictions related to sale of the the Courtyards facility, Sun City Center facility, Tampa Bay facility and Pelican Pointe facility. The Company entered into an interest rate swap contract to eliminate variability in cash flows due to changes in LIBOR (See Note 2).

Principal maturities of long-term debt as of December 31, 2007 are as follows:

2008	$2,261,692
2009	2,414,497
2010	2,912,058
2011	172,382,008
2012	2,874,666
Thereafter	118,554,820

$301,399,741

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

The Company is subject to certain debt service, occupancy, and other financial covenants pursuant to the note agreements. On December 31, 2006 (unaudited), December 31, 2007 and March 31, 2008, the Company failed to meet certain financial covenants with HSH-Nordbank. A failure to achieve a coverage ratio of at least 1.05:1 will constitute an event of default. Upon an event of default, the lender has remedies ranging from a written waiver of default to requiring the setting up of a lockbox on cash receipts, and even acceleration of the debt obligation. As of March 2008, the Company has implemented an excess cash sweep to escrow accounts held by HSH-Nordbank in accordance with provisions of the loan documents. Also, SSLMI has agreed to subordinate 2% of management fees to be paid into the escrow accounts. In June 2008, HSH-Nordbank issued a notice of an event of default due to the failure of the Company to maintain the required debt service coverage ratio. As a result of this event of default, the Company immediately began accruing interest on the loan at the default rate as defined in the loan agreement, which is 3.5% higher than the LIBOR plus 1.95% previously charged. The rate charged during November 2008 was calculated at 8.30%. Additionally, the default notice also requires a principal payment be made on the loan no later than July 31, 2008, in an amount sufficient to achieve compliance with the debt service ratio requirement.

In December 2008, GECCT, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was severed into two separate tranches. Tranche A continues to be held by HSH-Nordbank in the amount of $143,750,000 with a variable rate of LIBOR plus 1.95% per annum. GECCT purchased Tranche B in the amount of $26,250,000. Tranche B is subordinated to Tranche A and carries an interest rate of 10% per annum. The execution of this agreement and purchase of Tranche B by GECCT cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.

Pursuant to the above, GECCT intends to hold its investment in the Company through December 1, 2017. Additionally, GECCT intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GECCT intends to accomplish this refinancing either through a third party lender or by a GECCT affiliate acting as lender.

The HSH-Nordbank debt referred to above is guaranteed by the Company through a payment guaranty agreement between the Company and HSH-Nordbank. Additionally, SSLI has executed a guaranty of nonrecourse obligations agreement and an operating deficit agreement with HSH-Nordbank. In the event certain condition occur (i.e. borrower files for bankruptcy) as described in the agreement, the nonrecourse obligation agreement unconditionally guarantees SSLI’s payment and performance on the HSH-Nordbank debt up to SSLII’s 25% ownership interest in the Company.

The fair value of the Company’s long-term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. For the debt on the HSH-Nordbank properties of Parkland Commons and Pelican Marsh, which is LIBOR based, the estimated fair value of this debt approximated its carrying value of $170 million at December 31, 2007. The estimated fair value of the Company’s remaining long-term debt, with a carrying value of $131,399,741, has a fair value of $129,717,926 at December 31, 2007. The estimated fair value of the Company’s long-term debt approximated its carrying value at December 31, 2006 (unaudited).

On September 26, 2006 the Company entered into an interest rate swap agreement with HSH-Nordbank. The interest rate swap pays interest at a fixed rate of 5.075% in exchange for interest based on LIBOR, in order to eliminate the variability of cash flows in interest payments associated with the $170 million mortgage payable, the source of which is due to changes in LIBOR. The fair market value of the interest rate swap at December 31, 2007 and December 31, 2006 was a liability of $6,839,732 and $766,174 (unaudited), respectively, and is included in the derivative liability on the consolidated balance sheets.

Sunrise Aston Gardens Venture, LLC

Notes to Consolidated Financial Statements — (Continued)

The Company utilizes this interest rate-related derivative instrument (interest rate swap) to manage its exposure on its debt instrument. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

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

In August 2006, a plaintiff filed suit against SSLI, claiming it was entitled to broker commissions in connection with the purchase of the Facilities. SSLI’s request to dismiss this claim was granted and the plaintiff filed an amended complaint in 2007. Pursuant to the Company’s LLC Agreement, the Company is obligated to reimburse SSLI and GECCT up to a maximum of $2,666,667 in connection with this litigation. As of November 16, 2007, the plaintiff and SSLI executed a settlement agreement whereby SSLI agreed to pay the plaintiff a total of $2 million in exchange for dismissal of any claims with each party being responsible for their own legal costs. The $2 million was paid to the plaintiff in December 2007 through a $2 million capital contribution from SSLII and GECCT in proportion to their respective ownership percentages. SSLII’s contribution of $500,000 was reflected as a reduction of the payables to affiliate, net, balance in the consolidated balance sheets. Additionally, the Company incurred a total of $906,353 and $260,000 (unaudited) as of December 31, 2007 and 2006, respectively, in legal costs associated with this suit. In accordance with the Company’s LLC Agreement, SSLII and GECCT will contribute capital during 2008 totaling $666,667 in proportion to their respective ownership percentages. Per the LLC Agreement, the remaining amount of legal costs totaling $239,686 is the responsibility of SSLI and is included as a receivable from SSLI in the payable to affiliates, net, balance in the consolidated balance sheets as of December 31, 2007. A total of $2,666,667 representing settlement and legal costs is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2007.

7.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of FASB Statement No. 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. FASB Statement No. 157 is not expected to materially affect how the Company determines fair value, but will result in certain additional disclosures.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. FASB Statement No. 159 permits companies to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial statements on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

* * * * * *

Reznick Group, P.C. 2002 Summit Boulevard Suite 1000 Atlanta, GA 30319-1470	Tel: (404) 847-9447 Fax: (404) 847-9495 www.reznickgroup.com

INDEPENDENT AUDITORS’ REPORT

To the Members
Sunrise IV Senior Living Holdings, LLC

We have audited the accompanying consolidated balance sheet of Sunrise IV Senior Living Holdings, LLC as of December 31, 2006, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise IV Senior Living Holdings, LLC at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  Reznick Group, P.C.

Atlanta, Georgia
September 4, 2008

SUNRISE IV SENIOR LIVING HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS
As of December 31

	2007	2006
	(Unaudited)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$9,511,370	$3,686,323
Accounts receivable, less allowance for doubtful accounts of $1,478,345 and $1,004,807, respectively	10,219,287	6,575,643
Due from affiliates	—	2,000,000
Prepaid expenses and other current assets	952,147	2,172,667

Total current assets	20,682,804	14,434,633
Property and equipment
Land and land improvements	68,577,973	75,136,290
Building and improvements	323,799,471	349,783,555
Furniture, fixtures and equipment	23,503,903	22,291,388
Construction in progress	2,070,893	9,511,027

	417,952,240	456,722,260
Less accumulated depreciation	(28,308,784)	(16,625,666)

Property and equipment, net	389,643,456	440,096,594
Restricted cash	7,646,620	9,330,067
Note receivable	—	60,744
Interest rate swap asset	—	6,363,722
Resident lease intangible, less accumulated amortization of $6,666,074 and $4,739,680, respectively	1,612,100	3,658,910
Deferred financing costs, less accumulated amortization of $4,164,835 and $2,475,532, respectively	4,231,152	5,903,516

Total assets	$423,816,132	$479,848,186

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$11,687,579	$11,469,713
Distributions payable	25,268	2,449,470
Payable to affiliates	15,372,992	5,464,908
Interest rate swap liability	2,027,015	—
Deferred revenue	12,915,685	11,740,272
Security and reservation deposits	2,126,029	1,827,544
Unearned entrance fees	22,331,639	11,030,797
Resident refund liabilities	1,466,747	1,882,530
Current maturities of long-term debt	4,505,969	2,121,782

Total current liabilities	72,458,923	47,987,016
Long-term debt, less current maturities	329,720,265	326,752,253

Total liabilities	402,179,188	374,739,269
Members’ capital	21,636,944	105,108,917

Total liabilities and members’ capital	$423,816,132	$479,848,186

See notes to consolidated financial statements

SUNRISE IV SENIOR LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 (Unaudited) and 2006 and for the Period from July 1, 2005 through December 31, 2005 (Unaudited)

	2007	2006	2005
	(Unaudited)	(Restated)	(Unaudited)

Operating revenue
Resident fees and health care revenue	$133,289,103	$125,996,511	$54,758,645
Amortization of entrance fees	1,778,872	945,722	110,653
Management fee income	398,712	272,159	118,844
Lease income	3,169,848	3,267,009	2,950,032
Other income	4,739,072	4,576,816	1,998,340

Total operating revenue	143,375,607	135,058,217	59,936,514

Operating expense
Loss on impairment	51,712,900	—	—
Labor	55,556,035	53,860,356	24,236,473
Selling, general, and administrative	25,909,411	23,009,297	7,626,462
Insurance and taxes	11,485,100	11,809,251	4,240,458
Management fees	8,126,892	7,447,461	3,269,803
Food	7,606,053	7,067,446	3,792,106
Utilities	6,679,745	6,715,587	2,934,593
Repairs and maintenance	4,248,739	4,936,157	1,957,171
Provision for bad debts	963,657	326,719	7,000
Depreciation and amortization	13,604,815	14,321,917	7,043,429

Total operating expense	185,893,347	129,494,191	55,107,495

(Loss) income from operations	(42,517,740)	5,564,026	4,829,019

Other income (expense)
Interest expense	(24,386,028)	(24,057,734)	(11,458,412)
Gain on sale of residences	—	634,978	1,269,167
Change in fair value of interest rate hedge instruments	(8,390,737)	1,360,721	5,003,001
Other miscellaneous income	809,516	699,818	386,918

Net (loss) income	$(74,484,989)	$(15,798,191)	$29,693

See notes to consolidated financial statements

SUNRISE IV SENIOR LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
Years Ended December 31, 2007 (Unaudited) and 2006 and for the Period from July 1, 2005 through December 31, 2005 (Unaudited)

	SSLII	US SLI
	20%	80%	Total

Members’ capital, balance at July 1, 2005 (date of acquisition) (unaudited)	$—	$—	$—
Contributions	27,212,363	108,849,580	136,061,943
Distributions	(136,062)	(4,898,232)	(5,034,294)
Net income	5,939	23,754	29,693

Members’ capital, balance at December 31, 2005 (unaudited)	27,082,240	103,975,102	131,057,342
Distributions (restated)	(434,060)	(9,716,174)	(10,150,234)
Net loss (restated)	(3,159,638)	(12,638,553)	(15,798,191)

Members’ capital, balance at December 31, 2006 (restated)	23,488,542	81,620,375	105,108,917
Distributions	(1,044,277)	(7,942,707)	(8,986,984)
Net loss	(14,896,998)	(59,587,991)	(74,484,989)

Members’ capital, balance at December 31, 2007 (unaudited)	$7,547,267	$14,089,677	$21,636,944

See notes to consolidated financial statements

SUNRISE IV SENIOR LIVING HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 (Unaudited) and 2006 and for the Period from July 1, 2005 through December 31, 2005 (Unaudited)

	2007	2006	2005
	(Unaudited)	(Restated)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(74,484,989)	$(15,798,191)	$29,693
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on impairment	51,712,900	—	—
Depreciation and amortization	13,604,815	14,321,917	7,043,429
Amortization of unearned entrance fees	(1,778,872)	(945,722)	(110,653)
Amortization of resident refund liabilities discount	103,445	132,962	76,993
Amortization of financing costs	1,689,303	1,652,627	822,905
Amortization of management fee contract	(480,000)	(480,000)	(240,000)
Provision for bad debts	963,657	326,719	7,000
Change in fair value of interest rate hedge instruments	8,390,737	(1,360,721)	(5,003,001)
Changes in operating assets and liabilities:
Accounts receivable	(4,607,301)	(3,447,084)	(3,462,278)
Prepaid expenses and other current assets	1,220,520	6,992,585	(9,165,252)
Note receivable	60,744	6,680	(67,424)
Accounts payable and accrued expenses	1,220,230	35,108	9,342,070
Payable to affiliates	8,056,870	1,639,448	889,945
Deferred revenue	1,655,413	411,485	12,048,787
Security and reservation deposits	298,485	(417,500)	2,245,044
Unearned entrance fees	13,079,714	9,121,789	2,965,383

Net cash provided by operating activities	20,705,671	12,192,102	17,422,641

Cash flows from investing activities
Change in restricted cash	1,683,447	(3,972,192)	(5,357,875)
Investment in property and equipment	(13,820,131)	(9,684,898)	(442,238,440)
Investment in resident lease intangible	—	—	(8,398,590)
Due from affiliates	2,000,000	6,000,000	(8,000,000)
Payable to affiliates	1,851,214	2,507,092	—

Net cash used in investing activities	(8,285,470)	(5,149,998)	(463,994,905)

Cash flows from financing activities
Financing costs paid	(16,939)	(150,000)	(8,229,048)
Proceeds from long-term debt	8,400,980	—	330,750,000
Payment on long-term debt	(3,048,781)	(628,784)	(1,247,181)
Payment on resident refund liabilities	(519,228)	(245,258)	(360,131)
Contributions	—	—	136,061,943
Distributions	(11,411,186)	(10,171,307)	(2,563,751)

Net cash (used in) provided by financing activities	(6,595,154)	(11,195,349)	454,411,832

Net increase (decrease) in cash and cash equivalents	5,825,047	(4,153,245)	7,839,568
Cash and cash equivalents at beginning of period	3,686,323	7,839,568	—

Cash and cash equivalents at end of period	$9,511,370	$3,686,323	$7,839,568

Supplemental disclosure of cash flow information
Cash paid for interest	$20,407,418	$22,272,145	$10,558,514

Supplemental disclosure for non-cash investing and financing activities
Investment in property and equipment, net	$1,002,364	$(2,092,535)	$(2,277,966)
Accounts payable and accrued expenses	(1,002,364)	2,092,535	—
Assumption of resident refund liabilities, net of discounts	—	—	2,277,966
Change in distributions payable	(2,424,202)	(21,073)	2,470,543
Distributions	2,424,202	21,073	(2,470,543)

	$—	$—	$—

See notes to consolidated financial statements

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements
December 31, 2007 (Unaudited), 2006 and 2005 (Unaudited)

NOTE 1 —	ORGANIZATION

Sunrise IV Senior Living Holdings, LLC, (the Company), a Delaware limited liability company, was formed on June 30, 2005. The Company began operations on July 1, 2005. The Company was formed to acquire certain assets and certain liabilities, as defined in the purchase agreement, of 16 senior living facilities (Facilities) as noted below for a purchase price of $449,064,326, excluding transaction costs. The Facilities provide the varying lifestyle needs of seniors and elderly residents by combining the services for independent living, assisted living, Alzheimer’s and related dementia care, and skilled nursing facilities in a campus setting. The Company shall terminate upon achievement of certain events and/or dates as outlined in the operating agreement.

Sunrise Senior Living Investments, Inc., (SSLII) a wholly-owned subsidiary of Sunrise Senior Living, Inc. (SSLI) is the managing member and holds a 20% interest. US Senior Living Investments, LLC (US SLI) holds an 80% interest in the Company.

A summary of the 16 Facilities are as follows:

Facility	State

Fountains at La Cholla	AZ
Fountains at Canterbury	OK
Fountains at Albemarle	NC
Fountains at Crystal Lake	IL
Fountains at La Jolla	CA
Fountains at Bellevue	WA
Fountains at Sea Bluffs	CA
Fountains at Franklin	MI
Fountains at Millbrook	NY
Fountains at Lake Pointe Woods	FL
Fountains at Boca Ciega	FL
Fountains at Carlotta	CA
Fountains at Bronson Place	MI
Fountains at The Washington House	VA
Fountains at Greenbriar	MO
Fountains at River Vue	NY

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements and related footnotes for the year ended December 31, 2007 and for the period from July 1, 2005 through December 31, 2005 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2006 consolidated financial statements and footnotes thereto, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the year ended December 31, 2007 and for the period from July 1, 2005 through December 31, 2005.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

The accompanying consolidated financial statements have been prepared on the basis of Sunrise IV Senior Living Holdings, LLC continuing as a going concern. The Facilities have been negatively impacted by adverse economic conditions during 2007 and continuing subsequent to year end. Although the Company met required liquidity and debt service coverage ratio requirements under the loan agreement with HSH Nordbank AG (“Nordbank”) at December 31, 2007, it failed the debt service coverage ratio requirement for the three months ended March 31, 2008 and the six months ended June 30, 2008. As a result, in 2008, the Company is in default of certain financial covenants with the Nordbank loan agreement, which had an outstanding balance of $334,226,234 at December 31, 2007, and the lender has remedies which include the acceleration of the debt obligation (see Note 4 to the consolidated financial statements). In July 2008, the lender issued a notice of default and in September 2008, the lender issued a second notice of default which requires the Company to remit all excess cash to Nordbank. The Company has recorded an impairment charge of $51,712,900 (unaudited) relating to the Albemarle, Canterbury, Crystal Lake, Bronson Place, La Jolla, and Lake Pointe Woods properties, which are security for the HSH-Nordbank loan, to record these properties at their estimated fair value of $155,200,000 (unaudited). These conditions raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Members have had discussions with Nordbank about the possibility of restructuring the loan agreement. There can be no assurances that the terms of the loan agreement will be restructured. Management believes the fair value of the Facilities is sufficient to cover the Company’s outstanding debt obligations in the event that the Company should find it necessary to sell certain Facilities. As a result, the consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainty about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, amortization periods of deferred costs, health care services revenue, and the fair value of financial instruments. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and its cash equivalents to include all highly liquid investments with a maturity of three months or less at the date of purchase. The Company maintains its cash in deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on such accounts.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on its outstanding receivables based on its collection history and an estimate of uncollectible accounts.

Property and Equipment

Property and equipment are recorded at the lower of cost, or if impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Building and Improvements	40 years
Land improvements	10 - 15 years
Furniture and Equipment	3 - 10 years

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The Company determines fair values using various commonly used methods including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. Based on management’s estimation process, no impairment losses were recorded in 2006 and 2005 (unaudited). In 2007, the Company recorded an impairment charge of $51,592,484 (unaudited) which is included in the loss on impairment line of the accompanying consolidated statement of operations for the year ended December 31, 2007.

Depreciation expense was $11,683,118 (unaudited), $11,162,130 and $5,463,536 (unaudited) for 2007, 2006 and 2005, respectively.

The acquisition of the Facilities has been accounted for using the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on appraisals and various valuation methods, the purchase price was allocated to working capital, land, building, equipment, identifiable intangible assets, debt, and resident lease intangibles. Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Land and Land Improvements	$74,854,505
Building and Improvements	349,395,728
Furniture, Fixtures and Equipment	19,334,960
Resident Lease Intangible	8,398,591

451,983,784

Accounts Payable and Accrued Expenses	(641,492)
Resident Refund Liabilities, net of discount	(2,277,966)

(2,919,458)

Net assets acquired	$449,064,326

Restricted Cash

Restricted cash includes cash escrow reserves for working capital, which are required by the State of Florida for Lake Pointe Woods and Boca Ciega Bay. These restricted cash amounts, which are held by state authorities, totaled $1,259,012 (unaudited) and $1,825,196 as of December 31, 2007 and 2006, respectively. The reserve requirements under state statutes are calculated by applying a certain percentage to the applicable Facilities’ net operating expenses plus debt service reserve, as defined.

In addition to the working capital reserves, there is a furniture, fixtures, and equipment escrow account to be used to replace fixtures, equipment, structural elements, and other components of the Facilities as the need arises. It represents funding from operations net of fixed asset purchases and is a requirement of the joint venture agreement. The balance of the furniture, fixtures, and equipment escrow account was $6,177,221 (unaudited) and $6,726,954 as of December 31, 2007 and 2006, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

Security deposits are classified as restricted cash in the accompanying consolidated balance sheets and totaled $210,387 (unaudited) and $777,917 as of December 31, 2007 and 2006, respectively.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

Resident Lease Intangible

Resident lease intangible includes the fair value assigned at acquisition to the in-place resident leases at the 16 facilities, in connection with the purchase of the Facilities. This asset is being amortized over 2 to 5 years, which approximates the average resident’s stay. Amortization expense for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 through December 31, 2005, was $1,926,394 (unaudited), $3,159,787 and $1,579,893 (unaudited), respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. In connection with the impairment charge recorded for property and equipment, the Company recorded an impairment charge of $120,416 (unaudited) relating to resident lease intangible assets in 2007. Estimated amortization expense for the next three ensuing years is $693,000 for 2008 and 2009 and $346,516 for 2010.

Deferred Financing Costs

Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest expense over the remaining term of the financing. Accounting principles generally accepted in the United States of America require that the effective yield method be used to amortize financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Amortization expense for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 through December 31, 2005 was $1,689,303 (unaudited), $1,652,627 and $822,905 (unaudited), respectively.

Unearned Entrance Fees

The Company utilizes entrance fee agreements at certain communities whereby an agreed-upon percentage of the fee is refundable to the resident or the resident’s estate upon the termination of the contract. The entrance fee is recorded by the Company as a current liability on the accompanying consolidated balance sheets. The nonrefundable portion of the entrance fee is amortized into income using the straight-line method over the estimated remaining life expectancy of the resident, based upon an actuarial projection.

Resident Refund Liabilities

In conjunction with the acquisition, the Company assumed certain resident refund liabilities, which will be required to be repaid to the residents vacating the units, based on the terms of the resident agreement. As these liabilities do not require re-occupancy of the apartment to be refunded, the Company has recorded the estimated liability to the residents as a resident refund liability.

Future Service Obligation

The Company owns three Continuing Care Retirement Communities (CCRC) and is, therefore, obligated to provide services and the use of facilities to the residents of these communities over their remaining lives based on the terms of the continuing care contract agreements. The CCRC facilities include: Fountains at Lake Pointe Woods, Fountains at Carlotta and Fountains at The Washington House. When the present value of estimated costs to be incurred under the Care Agreements exceeds the present value of estimated revenues, the present values of such excess costs are accrued. The present value of estimated costs did not exceed the present value of estimated revenues as of December 31, 2007 (unaudited) and 2006, therefore, no future service obligation has been reflected on the accompanying balance sheets.

Revenue Recognition

Operating revenue consists of resident fee revenue, including resident community fees. Generally, resident community fees approximating 30 to 60 times the daily residence fee are received from residents upon occupancy. Resident community fees and related expenses are recognized as income and expense over 12 months beginning on the resident move-in date. All other resident fee revenue is recognized when services are rendered. Agreements with residents are for a term of one year and are cancelable by residents with 30-days’ notice.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

In conjunction with the acquisition, the Company acquired the Facilities free of any management agreements. Under the Management Right Purchase Agreement, Sunrise Senior Living Management, Inc. (“SSLMI”) acquired the rights to enter into long-term management agreements with each Facility. In exchange for such long-term management agreements, SSLMI agreed to pay the Company $12,000,000 in six installment payments of $2,000,000 each. The deferred revenue related to the transaction is being amortized over 25 years, which equals the life of the management contracts. For the years ended December 31, 2007, 2006, and for the period from July 1, 2005 through December 31, 2005, $480,000 (unaudited), $480,000 and $240,000 (unaudited) has been recognized as revenue, and is included in other miscellaneous income in the accompanying consolidated statements of operations.

Lease income is recognized on a straight-line basis over the terms of the respective leases.

The Company periodically sells condominium units at some of the Facilities. The Company has no continuing involvement following a sale and therefore, the transactions qualify for full accrual profit recognition at the time of sale. Revenue from the sale of condominiums is recorded, net of the costs of the sale, as gain on sale of residences in the accompanying consolidated statements of operations.

Health Care Services Revenue

Health care services revenue is recorded at established rates with contractual adjustments deducted to arrive at net health care services revenue.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates of health care services revenue will change by a material amount.

Health care services rendered to Medicare beneficiaries are paid on a Prospective Payment System (PPS). Fee amounts are determined annually and are based on the acuity level of the resident. As a result, PPS does not have estimated annual settlements. Medicaid payment methodologies vary by state. Most state Medicaid programs will perform desk reviews of all submitted cost reports and audit only selected providers. Differences between the estimated amounts accrued and final settlements are reported in operations in the year of settlement. There are no receivables for estimated Medicare and Medicaid settlements at December 31, 2007 (unaudited), 2006 and 2005 (unaudited).

Income Taxes

The Company is treated like a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the members individually in accordance with the Company’s operating agreement. State income taxes are recorded by the Company as incurred.

Accounting for Derivatives

The Company accounts for its derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. FASB Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company’s derivative instruments consist of interest rate swaps that it has entered into to manage its exposure to interest rate risk. The Company’s interest rate instruments do not qualify for hedge accounting treatment in accordance with FASB Statement No. 133 and, as a result, changes in the fair value of the swap are recorded in net income.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

NOTE 3 —	AFFILIATE TRANSACTIONS

Management Services

The Company has entered into management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLII, to manage each of its facilities. The agreements have terms of 25 years and expire on July 1, 2030. The agreements provide for management fees to be paid monthly. The fee consists of a fixed fee of $2,530 per month and a percentage fee equal to 5.5 percent of the adjusted gross revenue on a monthly basis for the first 24 months and a fixed fee of $2,760 per month and 6 percent of the adjusted gross revenue on a monthly basis for the remainder of the term. Total management fees were incurred in the amount of $8,126,892 (unaudited), $7,447,461 and $3,269,803 (unaudited) for 2007, 2006 and 2005, respectively.

The management agreements require the Facilities to maintain a reserve account to cover the cost of certain fixed asset additions, repairs, and maintenance, as defined in the agreements. Upon formation of the Company, the members established a reserve in the amount of $1,490,000. The required per unit annual reserve payment for the years 2007, 2006, and 2005 was $1,650 (unaudited), $1,610, and $800 (unaudited), respectively. The reserve payment shall increase by 2.5 percent each year thereafter. As outlined in the management agreements, SSLMI is required to transfer funds on a quarterly basis into the reserve account. The balance in this reserve was $6,177,221 (unaudited) and $6,726,954 as of December 31, 2007 and 2006, respectively, which is included in restricted cash on the accompanying consolidated balance sheets.

Receivable and Payable to Affiliates

In conjunction with the acquisition, the Company acquired the Facilities free of any management agreements. Under the Management Right Purchase Agreement, SSLMI acquired the rights to enter into long-term management agreements with each facility. In exchange for such long-term management agreements, SSLMI agreed to pay the Company $12,000,000 in six installment payments of $2,000,000 each. As of December 31, 2007 and 2006, $0 (unaudited) and $2,000,000, respectively, remains outstanding and is included in due from affiliates in the accompanying consolidated balance sheets. The deferred revenue related to the transaction is being amortized over 25 years, which equals the life of the management contracts. $480,000 (unaudited), $480,000 and $240,000 (unaudited) has been recognized as revenue for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 through December 31, 2005, respectively, and is included in other miscellaneous income in the accompanying consolidated statements of operations.

As of December 31, 2007 and 2006, the Company had net payables to its affiliates of $15,372,992 (unaudited) and $5,464,908, respectively.

NOTE 4 —	LONG-TERM DEBT

In accordance with the acquisition, the Company obtained a loan from HSH Nordbank AG (“Nordbank”) with a commitment amount of $405,750,000 of which $330,750,000 was drawn on the date of acquisition. The loan is collateralized by the assets of each Facility and guaranteed by SSLII. The loan matures on June 30, 2010, with an option to extend the loan for an additional two years, subject to certain debt service coverage ratio tests as defined in the loan agreement. In 2007, the Company borrowed an additional $8,400,980 (unaudited) under the loan to fund an expansion at the Fountains at Lake Pointe Woods facility. There was $334,226,234 (unaudited) and $328,874,035 outstanding under the loan as of December 31, 2007 and 2006, respectively.

The loan bears interest at LIBOR plus 2.25 percent. The LIBOR rate was 4.60 percent (unaudited), 5.32 percent and 4.82 percent (unaudited) as of December 31, 2007, 2006 and 2005, respectively. The loan requires payments of interest only for the first two years. Thereafter, the loan will begin amortization. Interest expensed (excluding swaps) for the years ended December 31, 2007 and 2006 and for the period from July 1, 2005 through December 31, 2005 was $24,837,335 (unaudited), $24,040,140 and $10,068,684 (unaudited), respectively.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(Unaudited)	(Restated)

2007	$—	$2,121,782
2008	4,505,969	4,505,969
2009	4,879,962	4,879,962
2010	324,840,303	317,366,322
2011	—	—

	$334,226,234	$328,874,035

The Company utilizes derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. The Company entered into two separate interest rate swap agreements with Nordbank in 2005 as follows:

Hedged Amount	Interest Rate	Term

$107,500,000	4.19%	5 years
$107,500,000	4.29%	7 years

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate swap at December 31, 2007 was a liability of $2,027,015 (unaudited), and the net amount is included in the derivative liability on the accompanying consolidated balance sheet. The fair market value of the interest rate swap at December 31, 2006 was an asset of $6,363,722, and the net amount is included in the derivative asset on the accompanying consolidated balance sheet. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. For the years ended December 31, 2007 and 2006, the Company recorded swap interest credit of $2,244,055 (unaudited) and $1,767,995, respectively. For the period from July 1, 2005 through December 31, 2005, the Company recorded additional swap interest of $489,830 (unaudited).

NOTE 5 —	MEMBERS’ CAPITAL

The Company maintains separate capital accounts for US SLI and SSLII.

The operating agreement details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All profits and losses, net cash flow from operations and capital proceeds, if any, are to be distributed according to the priorities specified in the operating agreement.

The December 2007, 2006 and 2005 distributions payable of $25,268 (unaudited), $2,449,470 and $2,470,543 (unaudited), respectively, were accrued at year end and the net change has been treated as a noncash transaction in the accompanying consolidated statements of cash flows.

NOTE 6 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts that approximate their fair values.

The fair value of the Company’s long term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. The estimated fair value of the

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

Company’s long term debt approximated its carrying amount at December 31, 2007 (unaudited), 2006, and 2005 (unaudited).

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 (unaudited), 2006 and 2005 (unaudited). Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007, 2006 and 2005, and current estimates of fair value may differ from amounts presented herein.

NOTE 7 —	LEASE INCOME

The Company receives lease income from non-residential tenants under operating leases.

Future minimum lease payments as of December 31, 2007 (unaudited) are as follows:

2008	$5,909,389
2009	5,809,923
2010	5,914,742
2011	6,008,884
2012	6,078,929
Thereafter	8,547,370

Total	$38,269,237

No single tenant accounts for more than 10% of the Company’s total revenue in 2007 (unaudited), 2006, or 2005 (unaudited). The tenant base includes nursing homes, assisted living providers and home owners associations. Future minimum lease payments do not include amounts received for reimbursement of the facility operating expenses. Additionally, future minimum lease payments do not include revenues earned from temporary tenants with lease commitments that span less than one year.

NOTE 8 —	LEASE EXPENSE

The Company entered into a contingent lease agreement with Pacific Regent Tower 1 Condominium Association for the use of the health center. The rent expense is contingent based on the actual costs allocable to the premises for a lease year. There is not a fixed minimum lease payment. The lease is for a term of ninety-nine years or the useful life of the building, whichever is shorter. The lease expense for the years ended December 31, 2007, 2006, and 2005 was $1,568,131 (unaudited), $1,298,380, and $635,292 (unaudited), respectively.

NOTE 9 —	GAIN ON SALE

Both in 2006 and 2005, the Company sold three condominium suites to residents each year. In connection with the sale of these residences, the Company received proceeds of $2,225,500 and $1,580,000 (unaudited) for 2006 and 2005, respectively. Costs associated with the sale were $1,590,522 and $310,833 (unaudited) for 2006 and 2005, respectively, which have been netted with the proceeds on the sale. The sale transactions were not considered to be “available for sale,” rather, condominium sales are analyzed individually by management, given current occupancy levels and market conditions, and sold as the opportunity arises. There were no gains on sale in 2007 (unaudited).

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

NOTE 10 —	CONCENTRATIONS OF CREDIT RISK

The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors was as follows:

	2007	2006	2005
	(Unaudited)	(Restated)	(Unaudited)

Medicare	23.54%	20.50%	18.38%
Medicaid	2.38%	2.31%	3.17%
Private	74.08%	77.19%	78.45%

	100.00%	100.00%	100.00%

NOTE 11 —	CONTINGENCIES

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

NOTE 12 —	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial statements on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

NOTE 13 —	RESTATEMENT

In 2007, the Company discovered errors in the calculation of the original purchase price allocation recorded in 2005, in its calculation of the future service obligation recorded in 2006 and 2005, and in its treatment of interest rate swap agreements in 2006 and 2005.

The Company had incorrectly determined the fair values of the individual assets and liabilities acquired, resulting in the recognition of goodwill of $41,287,104 at July 1, 2005, which was subsequently adjusted to $41,021,276 at December 31, 2006. The purchase price of $449,064,326 has been reallocated to the relative fair values of the assets acquired and the liabilities assumed, which resulted in no goodwill at December 31, 2006.

A future service obligation of $6,802,936 was recorded at July 1, 2005, which was subsequently adjusted to $4,516,056 at December 31, 2006. During 2007, errors were discovered in the calculation of the future service obligation which, when corrected, showed a net excess of the present value of the estimated revenues over the present value of the estimated future costs to be incurred under the Care Agreements. Accordingly, no liability should have been recorded.

Sunrise IV Senior Living Holdings, LLC

Notes to Consolidated Financial Statements — (Continued)

In 2007, the Company also discovered that its interest rate swap agreements did not qualify for hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedges”.

The impact of the correction of these errors in 2006 is as follows:

2006
(Restated)

Decrease in Prepaid Expenses and Other Current Assets	$(105,640)
Decrease in Land and Land Improvements	$(2,512,661)
Decrease in Building and Improvements	$(32,944,971)
Increase in Furniture, Fixtures and Equipment	$2,485,209
Increase in Construction in Progress	$5,970
Decrease in Accumulated Depreciation	$466,516
Decrease in Goodwill	$(41,021,276)
Increase in Resident Lease Intangible	$95,440
Increase in Accounts Payable and Accrued Expenses	$(63,592)
Decrease in Unearned Entrance Fees	$62,731,286
Increase in Resident Refund Liabilities, net	$(1,882,530)
Decrease in Future Service Obligation	$4,516,056
Decrease in Payable to Affiliates	$2,100,998
Decrease in Members’ Capital	$6,129,195
Increase in Net Loss	$3,627,469

NOTE 14 —	SUBSEQUENT EVENT

The Company is subject to certain debt service and other financial covenants pursuant to its long-term debt agreement described in Note 4. The Company met both liquidity and debt service coverage ratio requirements as of December 31, 2007 (unaudited), 2006, and 2005 (unaudited). However, for the three months ended March 31, 2008 and the six months ended June 30, 2008, the Company failed to meet certain financial covenants with Nordbank. A failure to achieve a debt service coverage ratio (“DSCR”) of at least 1.25:1 will constitute an event of default. Failure to achieve a 1.15:1 DSCR for one of those quarters also constitutes an event of default. In July 2008, Nordbank issued a notice of an event of default due to the failure of the Company to maintain the required DSCR of 1.25:1. As a result of this event of default, starting on April 1, 2008, the Company immediately began to accrue interest on the loan at the default rate as defined in the loan agreement as 3.0% higher than the LIBOR plus 2.25% previously charged. As of October 2008, this rate on the loan would be 8.97%. On September 4, 2008, the lender issued a notice of event of default due to the failure of the Company to maintain the required DSCR of 1.25:1 for two consecutive quarters and 1.15:1 for one of those two quarters. The Company is currently attempting to resolve the default with the lender. A resolution could involve either a partial pay-down of the debt or the provision of a partial guarantee of the debt by the members.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 2008.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

3.1	Restated Certificate of Incorporation of Sunrise.	S-1	October 8, 1996	3.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding name change.	10-Q	August 13, 2003	3.1

3.3	Certification of Elimination of the Series C Junior Participation Preferred Stock of Sunrise Senior Living, Inc.	8-K	April 27, 2006	3.1

3.4	Certification of Designation of the Series D Junior Participating Preferred Stock.	8-K	April 21, 2006	3.1

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Sunrise regarding increase in authorized shares of common stock.	10-K	July 31, 2008	3.5

3.6	Amended and Restated Bylaws of Sunrise, as amended.	8-K	March 18, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.+	10-K	July 31, 2008	10.11

10.12	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.13	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.16	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.17	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.18	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.19	Sunrise Executive Deferred Compensation Plan, effective June 1, 2001.+	10-Q	August 14, 2001	10.14

10.20	Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-Q	August 13, 2003	10.2

10.21	Second Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.20

10.22	Third Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.21

10.23	Fourth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.22

10.24	Fifth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.23

10.25	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25

10.26	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2

10.27	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.28	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.31	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.32	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.33	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

10.34	2007 Non-Employee Director Fees and Other Compensation.+	10-K	July 31, 2008	10.34

10.35	2007 Summary of Certain Compensation Arrangements for Named Executive Officers.+	10-K	July 31,2008	10.35

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.36	Master Credit Facility Agreement by and between Sunrise Riverside Assisted Living, L.P., Sunrise Parma Assisted Living, L.L.C., Sunrise Wilton Assisted Living, L.L.C., Sunrise Wall Assisted Living, L.L.C., Sunrise Weston Assisted Living, Limited Partnership and Glaser Financial Group, Inc. dated as of November 29, 2001, as amended.	10-Q	May 14, 2002	10.6

10.37	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.38	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.39	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.40	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.41	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.42	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.43	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.44	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.45	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.46	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.47	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.48	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31,2008	10.48

10.49	Second Amended and Restated Operating Agreement of Sunrise Second Assisted Living Holdings, LLC dated as of December 20, 2002 by and between Sunrise Assisted Living Investments, Inc. and US Assisted Living Facilities II, Inc.	10-K	March 27, 2003	10.100

10.50	Amended and Restated Master Owner/Manager Agreement dated as of December 20, 2002 by and between Sunrise Second Assisted Living Holdings, LLC, together with its subsidiaries, and Sunrise Assisted Living Management, Inc.	10-K	March 27, 2003	10.103

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.51	Limited Liability Agreement of AL U.S. Development Venture, LLC dated as of December 23, 2002 by and between Sunrise Assisted Living Investments, Inc. and AEW Senior Housing Company, LLC.	10-K	March 27, 2003	10.98

10.52	ROFO Agreement dated as of December 23, 2002 by and between AEW Capital Management, L.P., Sunrise Assisted Living, Inc., Sunrise Assisted Living Investments, Inc., Sunrise Assisted Living Management, Inc., and Sunrise Development, Inc.	10-K	March 27, 2003	10.99

10.53	Development Agreement dated as of December 23, 2002 by and between Sunrise Development, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.102

10.54	Operating Deficit Loan Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.104

10.55	Pre-Opening Services and Management Agreement dated as of December 23, 2002 by and between Sunrise Assisted Living Management, Inc. and certain Sunrise affiliates.	10-K	March 27, 2003	10.105

10.56	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.57	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.58	Ground Lease, dated June 7, 1994, by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen.	S-1	March 20, 1996	10.16

10.59	Termination of Lease Agreement by and between Sunrise Assisted Living Limited Partnership and Paul J. Klaassen and Teresa M. Klaassen, dated as of December 13, 2007.	10-K	March 24, 2008	10.61

10.60	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.61	Stipulated Final Order of the Delaware Court of Chancery, dated September 5, 2007, settling the litigation previously filed by Millenco, L.L.C. seeking an order from the Court of Chancery of the State of Delaware pursuant to Section 211 of the Delaware General Corporation Law.	8-K	September 10, 2007	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.62	Stipulated Final Order of the Delaware Court of Chancery, dated October 10, 2007, settling certain litigation filed by SEIU Master Trust regarding Sunrise Senior Living Inc.’s 2007 annual meeting of stockholders.	8-K	October 12, 2007	10.1

10.63	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65

10.64	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.65	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

21	Subsidiaries of the Registrant.	10-K	July 31,2008	21

23.1	Consent of Ernst & Young, LLP.*	N/A	N/A	N/A

23.2	Consent of Ernst & Young, LLP.*	N/A	N/A	N/A

23.3	Consent of Deloitte & Touche LLP.*	N/A	N/A	N/A

23.4	Consent of Beers & Cutler PLLC.*	N/A	N/A	N/A

23.5	Consent of Beers & Cutler PLLC.*	N/A	N/A	N/A

23.6	Consent of PricewaterhouseCoopers LLP.*	N/A	N/A	N/A

23.7	Consent of Reznick Group, P.C.*	N/A	N/A	N/A

23.8	Consent of Deloitte & Touche LLP.*	N/A	N/A	N/A

23.9	Consent of Ernst & Young, LLP.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	July 31, 2008	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	July 31, 2008	31.2

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	October 15, 2008	31.3

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	October 15, 2008	31.4

31.5	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.6	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	July 31, 2008	32.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	July 31, 2008	32.2

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	October 15, 2008	32.3

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	October 15, 2008	32.4

32.5	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.6	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.