Form 10-K
period 2008-12-31
SUNRISE SENIOR LIVING INC
filed 2009-03-02
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of $22.48 per share on the New York Stock Exchange on June 30, 2008 was $1,016.6 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 50,863,040 at February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our 2009 annual meeting proxy statement are incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	changes in our anticipated cash flow and liquidity;
•	our ability to maintain adequate liquidity to operate our business and execute our restructuring;
•	our ability to raise funds from capital sources;
•	our ability to comply with the terms of our Bank Credit Facility and the amendments to it or to obtain any necessary further extension of the waivers for compliance with the financial covenants;
•	our ability to obtain waivers, cure or reach agreements with respect to defaults under our loan, joint venture and construction agreements;
•	our ability to negotiate a comprehensive restructuring of our obligations in respect of our Germany communities, our Fountains portfolio and certain of our other ventures;
•	business conditions and market factors that could affect the value of our properties;
•	the outcome of the U.S. Securities and Exchange Commission’s (“SEC”) investigation;
•	the outcomes of pending putative class action and shareholders’ derivative litigation;
•	the outcome of the Trinity investigation by the Office of the Inspector General of the Department of Health and Human Services (“OIG”) and qui tam lawsuit relating to Trinity in which we are a defendant;
•	the outcome of the IRS audit of our tax returns for the tax years ended December 31, 2005, 2006 and 2007;
•	the ability of our Greystone subsidiary to continue to provide development services in the absence of liquid bond financing markets;
•	the risk of loss of our seed capital investments with our Greystone subsidiary if we fail to fund further seed capital requirements;
•	our ability to continue to recognize income from refinancings and sales of communities by ventures;
•	risk of changes in our critical accounting estimates;
•	risk of further write-downs or impairments of our assets;
•	risk of future obligations to fund guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners;
•	risk of declining occupancies in existing communities or slower than expected leasing of new communities;
•	risk resulting from any international expansion;
•	development and construction risks;
•	risks associated with past or any future acquisitions;
•	our ability to achieve anticipated savings from our cost reduction program;
•	our ability to comply with government regulations;
•	risk of new legislation or regulatory developments;
•	competition and our response to pricing and promotional activities of our competitors;
•	changes in interest rates;
•	unanticipated expenses;
•	the downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general;
•	risks associated with the ownership and operation of assisted living and independent living communities; and
•	other risk factors contained in this Form 10-K.

We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing and rehabilitative care. We also develop senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties.

At December 31, 2008, we operated 435 communities, including 391 communities in the United States, 15 communities in Canada, 20 communities in the United Kingdom and nine communities in Germany (including two communities that were closed in January 2009), with a total resident capacity of approximately 54,340. Of the 435 communities that we operated at December 31, 2008, 47 were wholly owned, 15 were under operating leases, 10 were consolidated as a variable interest entity, 203 were owned in unconsolidated ventures and 160 were owned by third parties. In addition, at December 31, 2008, we provided pre-opening management and professional services to 26 communities under construction, of which 19 communities are in the United States and seven communities are in the United Kingdom, with a combined capacity for approximately 2,700 residents. During 2008, we opened 19 new communities, with a combined resident capacity of approximately 2,600 residents, which were developed by us.

The stock markets and credit markets in the United States and the world have been experiencing significant volatility, dislocations and liquidity disruptions. As a result the market prices of many stocks, including ours, have declined substantially and minimal amounts of debt financings have been available.

Significant 2008 and 2009 Developments

Overall Condition and Strategy

Historically, we have generated: (1) income from development and pre-opening fees from the development of new Sunrise communities, (2) gains on the sales of real estate and (3) proceeds and income from the recapitalization of ventures. The current state of the credit markets makes it unlikely that we will have significant income or gains from such activities for the foreseeable future. Accordingly, our focus for 2009 will be on: (1) working to implement the comprehensive restructuring plan discussed below, (2) operating high-quality assisted living and memory care communities in North America and the United Kingdom, (3) improving the operating efficiency of our operations, (4) improving the effectiveness and efficiency of our community operating costs and (5) improving the effectiveness and efficiency of our administrative functions. We do not intend to begin construction on any new projects in the United States in 2009, and we have only two construction starts projected for the United Kingdom in 2009. We do not contemplate funding new seed capital projects related to our Greystone subsidiary at least until, the bond financing markets improve. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

At December 31, 2008, we had total debt of $636.1 million. The components of the debt were as follows (in thousands):

Bank Credit Facility	$95,000
Mortgage debt on wholly-owned properties	246,948
Land loans	37,407
Debt of variable interest entity in New Jersey	23,905
German communities debt	185,901
Other	46,970

Total	$636,131

The debt of the New Jersey variable interest entity and $34.4 million of land loans are guaranteed by us. Also, we have guaranteed €50 million ($70.0 million) of the Germany venture debt to the extent that the sale price of the four Germany communities securing the debt is less than a stipulated release price for each community.

We had $29.5 million and $138.2 million of unrestricted cash and cash equivalents at December 31, 2008 and December 31, 2007, respectively. Our results of operations for 2008 show a significant net loss of $439.2 million and a loss from operations of $389.4 million, both including significant non-cash charges for:

•	Impairment of goodwill of $121.8 million;

•	Write-off of abandoned development projects of $95.8 million;

•	Extraordinary loss due to consolidation of our German venture of $22.1 million;

•	Impairment of owned communities and undeveloped land of $36.5 million; and

•	Depreciation and amortization of $51.3 million.

Our net cash used in operating activities of $123.9 million reflects operating losses and an increase in net operating assets and liabilities of $93.8 million which used significant cash. Most of this increase in net operating assets and liabilities reflected a significant reduction in accounts payable and accrued liabilities. Our net cash used in investing activities of $172.5 million was offset by net cash provided by financing activities of $187.7 million.

The waivers granted pursuant to the Tenth Amendment to our Bank Credit Facility (the “Bank Credit Facility”) will expire on March 30, 2009 unless further extended. We currently cannot borrow additional funds under the Bank Credit Facility and have significant debt maturing in 2009 and 2010. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our obligations only through March 31, 2009. Because of these factors and our current financial position, we are seeking to preserve cash, reduce our financial obligations and reach negotiated settlements with various creditors to preserve our liquidity. We have also stopped funding certain projects and other obligations, and are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration of these obligations. Specifically, we have stopped or reduced payments for our German communities, development projects, our Fountains portfolio and our Aston Gardens venture, each as described in more detail below. We are in the process of discussing a comprehensive restructuring plan with the lenders to our German communities, the lender to our Fountains portfolio, our venture partner in the Fountains portfolio and certain other lenders. Our lenders to eight of our nine German communities have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date. As of February 27, 2009, the lender for the Fountains venture had not yet agreed to our request for a standstill agreement through March 31, 2009. We are also engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations. There can be no assurance that any of these discussions will result in the consummation of any transaction.

We believe that it will be in the best interests of all creditors to grant such waivers or reach negotiated settlements with us to enable us to continue operating. However there can be no assurance that such waivers will be received or such settlements will be reached. If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy. There can be no assurance that any of these efforts will prove successful. In the event of a failure to obtain necessary waivers or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code. The existence of these factors raises substantial doubt about our ability to continue as a going concern and our auditors have modified their report with respect to the 2008 consolidated financial statements to include a going concern reference.

Bank Credit Facility

There were $95.0 million of outstanding borrowings and $24.4 million of letters of credit outstanding under our Bank Credit Facility at December 31, 2008. During 2008, we entered into several amendments to our Bank Credit Facility to, among other things, waive compliance with the financial covenants in the Bank Credit Facility for a period of time. On January 20, 2009, we and the lenders under the Bank Credit Facility executed the Tenth Amendment to the Bank Credit Facility which provided that we are not required to comply with the financial covenants contained in the Bank Credit Facility until March 31, 2009. However, there can be no additional borrowings and no issuances of any new letters of credit under the Bank Credit Facility until April 1, 2009, and then only if we achieve compliance with the financial covenants of the loan documents. The Tenth Amendment also modifies certain negative covenants to limit our ability, among other things, to (i) pledge certain assets or grant consensual liens on such assets; (ii) incur additional indebtedness for borrowed money; and (iii) dispose of real estate, improvements or other material assets. The Tenth Amendment increased the interest rate for Eurodollar Rate Loans to 475 basis points over LIBOR, and increased the interest rate for Base Rate Loans to 325 basis points over the Base Rate (as defined in the Tenth Amendment). In connection with the execution of the Tenth Amendment, we paid a modification fee of $0.4 million and repaid $1.5 million of principal.

Prior to the execution of the Tenth Amendment, we were not in compliance with the Bank Credit Facility covenants at December 31, 2008, and we currently do not expect that we will be in compliance with the financial covenants in the Bank Credit Facility on March 31, 2009. Accordingly, if we are unable to revise and restructure our Bank Credit Facility, or otherwise obtain sufficient proceeds to pay off the Bank Credit Facility, before March 31, 2009, the lenders under the amended Bank Credit Facility could, among other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility or require us to replace or provide cash collateral for the outstanding letters of credit or pursue further modifications with respect to the amended Bank Credit Facility. In the event of an acceleration of our Bank Credit Facility, we may not be able to fully repay our outstanding borrowings.

Germany Venture

Our German communities are operated through our German venture, in which we used to have a 20% ownership interest and recently obtained a controlling ownership interest through the exercise of an option, as described below. To fund the construction of the German communities, each of our German communities entered into loan agreements with certain lenders. As of December 31, 2008, the book value of such loans amounted to approximately $185.9 million. Sunrise is not a guarantor under these loan agreements, but has provided operating deficit guarantees to the lenders. Under these operating deficit guarantees, in the event that the German communities fail to pay certain amounts owed to the lenders in respect of interest and principal (but excluding principal due on the final maturity date), Sunrise is obligated to pay such amounts. Pursuant to the operating deficit guarantees, Sunrise also committed to fund the operating losses incurred by the German communities until the maturity date of the loans. In January 2009, our German communities suspended payment of principal and interest on all loans, in spite of Sunrise’s operating deficit guarantees.

In addition to our German communities, one of our German entities purchased undeveloped land at Hoesel where a tenth community was contemplated with the proceeds of a loan in the amount of $1.2 million, for which Sunrise has guaranteed 25% of the principal balance. This loan, which is secured by the undeveloped land, came due on December 31, 2008 and remains unpaid.

As a result of the failure to make payments of principal and interest to the lenders to our German communities and Sunrise’s failure to pay the operating deficits, our German communities are in default under their loans, and Sunrise is in default under its financial guarantees for the loans of our German communities and the Hoesel land. We informed the lenders to our German communities and the Hoesel land that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. We have commenced discussions regarding restructuring of potential related claims that certain lenders and joint venture partners, including the lenders to the German communities, may have. There can be no assurance, however, that such discussions will lead to any agreements or understandings with any of such lenders or venture partners, and we may or may not enter into any agreement with any of them. Such discussions and agreements may or may not be disclosed separately in the future.

We recently entered into standstill agreements with lenders to eight of our nine German communities and the land at Hoesel. Pursuant to such standstill agreements, such lenders have agreed, among other things, not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit guarantees, and to commence discussions and negotiations with us relating to our and our German communities’ obligations. Such standstill agreements will generally remain in effect until the earliest of the occurrence of certain other events relating to the loans or March 31, 2009. On December 24, 2008 and February 20, 2009, we described in our Current Reports on Form 8-K, the standstill agreements with Natixis, London Branch, relating to our communities in Hannover and Munich, Germany. The other standstill agreements were not material to us and, therefore, were not separately disclosed by us. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

As mentioned above, historically, we had a 20% ownership interest in our German communities and recently obtained a controlling ownership interest through the exercise of an option. On September 1, 2008, we acquired the option to purchase from our majority partner in our German venture its entire equity interest in the venture through a two-step transaction in 2009. We paid €3.0 million ($4.6 million) for this option, which we exercised in January 2009. Our decision to purchase and exercise this option was based on the fact that because Sunrise had provided operating deficit guarantees for the German communities, Sunrise had 100% of the risk for operating deficits of the Germany venture, but only had 20% of the ownership in, and no control over, the Germany venture. Neither the purchase of the option nor the exercise of the option in January 2009 altered our obligation under any financial guarantees for which we are responsible or altered any of the recourse/non-recourse provisions in any of the loans. We closed two of the German communities on January 31, 2009, and we are pursuing sales of some or all of the nine communities (including the two closed communities). Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option is a “reconsideration event,” and we determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary, which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at current fair value. We recorded a non-cash extraordinary pre-tax loss of $22.1 million related to the consolidation of the Germany venture.

Trinity

On October 29, 2008, we determined that we would provide no additional funding to our subsidiary, Trinity Hospice, Inc. (“Trinity”), following a review of our sources of cash and future cash requirements. As a result, we wrote off the remaining goodwill and other intangible assets related to Trinity of approximately $9.8 million in the fourth quarter of 2008. As a result of our decision to cease funding, Trinity determined to discontinue operations and ceased operations in December 2008. As of December 31, 2008, we have separately presented the operating results of Trinity under the caption “discontinued operations” in our consolidated statements of income. The liabilities of Trinity exceed the assets.

In January 2009, Trinity filed a plan of liquidation and dissolution before the Delaware Chancery Court. The Chancery Court will supervise the disposition of the assets of Trinity for the benefit of its creditors. At December 31, 2008, the recorded assets of Trinity are $8.4 million and the recorded liabilities of Trinity are $36.1 million. The recorded liabilities of $36.1 million do not include: (1) approximately $2.7 million of obligations under long-term leases for office space used in the Trinity operations that are expected to be reduced or eliminated by the legal requirement for the landlord to mitigate damages by re-leasing the vacated space, (2) any amount that may be due to the plaintiffs related to the investigation of Trinity by the OIG and the Qui Tam Action discussed in Note 17 to the consolidated financial statements or (3) any amounts due to us.

Development Ventures

In connection with our development ventures, we have provided project completion and operating deficit guarantees to venture lenders and in some cases the ventures themselves. These financial guarantees are designed to assure completion of development projects in the event of cost overruns and, after depletion of reserves established pursuant to the loan agreement, guarantee periodic principal and interest payments and operating losses during the term of the guarantee. At December 31, 2008, we had committed financing for 26 communities under construction in North America and the United Kingdom (not including two additional projects, both of which are wholly-owned by us). Of these communities under construction, three communities in the United States are wholly-owned by us, and the rest are in development ventures. We are not in compliance with the terms of many of these construction loans, and, as a result, the lenders could cease funding the projects. We are working with our lenders and venture partners to address the defaults, and we have explained to these lenders that we do not believe that there will be material cost overruns and that there are adequate established reserves to fund the lease-up period once the projects are completed. We believe, and have stated to our lenders that, in our opinion, the best course of action for these construction lenders is to continue to fund these projects through completion. There can be no assurance, however, that these lenders will continue to fund the construction and development of these projects. We estimate that it will cost approximately $251 million to complete the 26 communities we have under construction (excluding two projects that are suspended) as of December 31, 2008. The two projects under construction that did not yet have debt financing as of December 31, 2008 are currently suspended and have a carrying value of $38.1 million and estimated costs to complete of approximately $51.7 million for a total estimated cost of $89.8 million. Construction of these two projects has been suspended until we can obtain suitable construction financing. We do not believe we will have to make further equity contributions for projects under construction (excluding the two suspended projects) as of December 31, 2008, assuming the lenders continue to fund existing construction loan financing commitments.

We agreed with our U.S. development partners to suspend four construction projects scheduled to start in the fourth quarter of 2008, and we and our partners are evaluating our alternatives for these projects. We had no U.S. construction starts in the fourth quarter of 2008. We and our U.K. development partner declined to proceed with a land closing for which construction financing was not yet available. We do not expect to commence construction of any projects in the United States and expect to commence only two projects in the United Kingdom in 2009. We plan to reduce our U.S. development group from 70 people to less than 10 people through June 30, 2009 as a result of our decision to scale back our development activities for 2009.

We intend to sell 19 land parcels which have a carrying value of $70.8 million and related debt of $34.3 million. Certain of these land loans are in default. Nine of these land parcels which meet all of the criteria to be classified as held for sale at December 31, 2008 are recorded at a fair value of $46.0 million in the “Assets Held for Sale” portion of the Consolidated Financial Statements.

Abandonment of Development Projects

In 2008, we suspended the development of three condominium projects and we wrote off approximately $27.7 million of development costs. Also, based on our decision to decrease our development pipeline, we wrote off approximately $68.1 million of costs relating to 215 development projects we discontinued during 2008. Our remaining balance of construction in progress at December 31, 2008 is $88.9 million, consisting of $82.9 million related to three wholly owned projects under construction (including two projects that have been suspended pending obtaining suitable construction financing) and $6.0 relating to a condominium renovation project.

Greystone

We have determined not to fund any new seed capital projects of our Greystone subsidiary. Through December 31, 2008 we have invested $27.8 million in seed capital ventures and have outstanding commitments of approximately $3.2 million. We typically invest 50% of the seed capital in these entities and these seed capital entities are consolidated by us. The expenditures of these seed capital entities are expensed as incurred for financial reporting purposes. We have also informed the management of Greystone that we are exploring strategic options for the subsidiary and are currently working with our financial advisors to assist in this matter. The carrying value of

Greystone at December 31, 2008 is $(9.3) million which includes $43.6 million of goodwill and intangible assets, $2.6 million of working capital and $62.4 million of deferred revenue. Since the carrying value of Greystone is negative there is no impairment as a result of our decision to sell this business.

Our G&A and Community Operating Costs

We initiated a plan in the third quarter of 2008 to reduce our general and administrative expense, development and venture support headcount and certain non-payroll costs. We recorded severance expense of $15.2 million in 2008 and expect to record an additional $2.0 million in the first and second quarters of 2009 based on actions taken to date. We vacated part of our office space at our McLean, Virginia headquarters and recorded a $2.9 million expense. We are actively seeking a sub-tenant for the space. Even if our refinancing and restructuring activities are successful, we will need to substantially reduce our current overhead costs.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. The management fees for the years 2008 and 2007 were $3.2 million and $3.7 million, respectively.

At loan inception, we provided the lender a guarantee of monthly principal and interest payments and during 2008 we made payments under this guarantee since the venture did not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan in a capital or refinancing event prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through December 31, 2008, we have funded $6.2 million under this guarantee.

Fountains Venture

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (6.68% at December 31, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through December 31, 2008, we have funded $14.2 million under this operating deficit guarantee which has been fully reserved. These advances under the operating deficit guarantee are in addition to what we have funded during 2008 under our income support guarantee to our venture partner, which also has been fully reserved. The default was taken into consideration by the venture when testing its assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the book value of the venture’s assets exceeds the fair value by approximately $52 million. Based on that estimate, we recorded our proportionate share of the impairment, or approximately $10.3 million, during 2008.

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement, the management agreement and our agreement with our venture partner. We have requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009, the lender had not yet agreed to our request for a standstill agreement through March 31, 2009.

Impairment of Goodwill and Intangible Assets

Our accounting policy prescribes that we evaluate the carrying value of goodwill annually on October 1, 2008. As a result of this assessment and our decision to cease funding Trinity we wrote off the remaining goodwill and intangible assets of $9.8 million. We also recorded an impairment charge of $121.8 million related to all of the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in 2003 and Karrington Health, Inc. in 1999.

Management Contract Termination

In July 2008, we were given notice of termination of a management contract covering 11 communities related to contracts that we acquired from Marriott International, Inc. (“Marriott”). These contracts were terminable at the discretion of the owner of the communities. We do not own any portion of these facilities. We were terminated as manager in December 2008. The management fees for the years 2008 and 2007 were $4.6 million and $5.0 million, respectively. We can be terminated in 2009 from management of 13 other communities which failed to comply with their financial covenants in 2008. The management fees for the years 2008 and 2007 were $3.0 million and $2.9 million, respectively.

Agreements with Marriott International, Inc.

Our agreements with Marriott related to our purchase of MSLS in 2003 provide that Marriott has the right to demand that we provide cash collateral security for assignee reimbursement obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee reimbursement obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.9 million at December 31, 2008). Marriott has informed us that they reserve all of their rights to issue a notice of collateral event under the assignment and reimbursement agreement.

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

Assisted Living

Upon a resident’s move-in to an assisted living community, we assess each resident, generally with input from a resident’s family and physician, and develop an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The service plan is periodically reviewed and updated by us and communicated to the resident and the resident’s family or responsible party.

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

Medication Management

Many of our assisted living residents also require assistance with their medication. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring. We charge an additional daily fee for this service.

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

Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 13.9% of our residents participated in the Reminiscence program on December 31, 2008.

Independent Living and Skilled Nursing

In some of our communities, we also offer independent living for residents, and in other communities, we offer skilled nursing care. Independent living offers the privacy and freedom of home combined with the convenience and security of on-call assistance and a maintenance-free environment. Skilled nursing care offers a range of rehabilitative therapies to promote our residents’ emotional health and physical well-being. We have team members specially trained to serve residents in these communities in compliance with the appropriate state and federal regulatory requirements.

Hospice Services

Through our acquisition of Trinity in September 2006, we entered the hospice care industry. On October 29, 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our sources of cash and future cash requirements. As a result, we wrote-off the remaining goodwill and other intangibles related to Trinity of approximately $9.8 million in the fourth quarter of 2008. As a result of this decision to cease funding by us, Trinity’s board of directors decided to discontinue Trinity’s operations. Trinity ceased operations in December 2008.

Other Services

While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.

Managed Communities

In addition to communities we manage for ourselves, we manage 203 communities in which we have a minority ownership interest and 160 communities for third-party owners.

As of December 31, 2008, 61 of the communities we managed for unconsolidated ventures were owned by ventures with Ventas. One of our privately owned capital partners is the majority owner of 50 communities. At December 31, 2008, HCP Inc. owned 90 of the communities managed by us.

Our management agreements have terms generally ranging from five to 30 years with various performance conditions and have management fees generally ranging from five to eight percent of community revenues. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating results.

New Community Development

Until recently when we decided to suspend new development due to the state of the capital markets, we developed senior living communities in top U.S. and international markets. We developed these senior living communities for ourselves, for ventures in which we retain an ownership interest and for third parties. We targeted sites for development in major metropolitan areas and their surrounding suburban communities. In evaluating a prospective location, we considered a number of factors, including:

•	market area demographics;

•	market area demand and competitive supply;

•	target site characteristics;

•	probability of obtaining zoning approvals; and

•	the ability to cluster our communities to optimize management resources.

On December 31, 2008, we had 26 communities under construction with resident capacity of approximately 2,700.

Greystone Development Activities

In 2005, we acquired Greystone Communities, Inc. and certain of its subsidiaries and affiliated entities (collectively, “Greystone”), a premier developer and manager of CCRCs. Through our acquisition of Greystone in 2005, we expanded into the not-for-profit sector which is the largest segment of the CCRC industry.

Greystone, which is based in Irving, Texas, has been in the business of building successful relationships with clients since 1982. During that time, it has engaged with more than 350 clients in 41 states. Greystone offers a broad range of services to its senior living community clients including strategic planning, project planning, development, resident marketing, capital acquisition and pre-opening and operations management services. Greystone has been involved in developing more than 100 communities.

Greystone-developed communities are typically full-service CCRCs offering a mix of independent living, assisted living, Alzheimer’s care and skilled nursing care. Historically, Greystone’s post-opening management contracts generally have been fixed-fee contracts with an average length of approximately five to seven years.

Since the acquisition of Greystone, we, along with third-party partners, have invested in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees generally between 50% and 75% of their investment.

As of December 31, 2008, Greystone had 78 current projects for which it provided consulting, development and/or management services. We have investments in six ventures that are investing in the pre-finance stage of Greystone development projects as of December 31, 2008. As of December 31, 2008, Greystone has 27 communities under management. We have determined not to fund new seed capital projects until the bond financing markets improve. We have also informed the management of Greystone that we are exploring strategic options for the subsidiary and are currently working with our financial advisors to assist in this matter.

2008 Property Information

On December 31, 2008, we operated 435 senior living communities with a resident capacity of approximately 54,340 and had 26 communities under construction with a resident capacity of approximately 2,700. We manage communities that we own, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities and communities under construction on December 31, 2008. “Consolidated” communities consist of communities which we wholly own. “Variable Interest Entities” consists of communities in ventures of which we are the primary beneficiary and are consolidated in our financial statements for 2008. “Unconsolidated Ventures” communities consist of communities in which we own an equity interest but that are not consolidated in our financial statements for 2008, as applicable. “Managed” communities consist of communities which are wholly owned by third parties. “Total Resident Capacity” means the number of residents that can occupy a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and Reminiscence areas.

	Number of Communities
		Consolidated
		Variable Interest	Unconsolidated
	Consolidated	Entities	Ventures	Managed	Total

Beginning number December 31, 2007	61	1	199	174	435
Opened (developed by us)	3	1	12	3	19
Terminations/Sales	(2)	—	—	(17)	(19)
Expansion/Other adjustments(1)	—	8	(8)	—	—

Ending number December 31, 2008	62	10	203	160	435

	Total Resident Capacity
		Consolidated
		Variable Interest	Unconsolidated
	Consolidated	Entities	Ventures	Managed	Total

Beginning number December 31, 2007	8,312	371	22,340	22,894	53,917
Opened (developed by us)	293	110	1,374	783	2,560
Terminations/Sales	(65)	—	—	(2,158)	(2,223)
Expansion/Other adjustments(1)	59	829	(888)	89	89

Ending number December 31, 2008	8,599	1,310	22,826	21,608	54,343

(1) Consolidation of Germany venture.

2008 Operating Communities

	Number of Communities			Total Resident Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Alabama	—	—	1	—	—	194
Arizona	2	5	1	250	843	386
Arkansas	—	—	1	—	—	167
California	8	31	13	909	2,995	1,909
Colorado	1	7	3	71	623	479
Connecticut	2	1	2	168	102	402
District of Columbia	1	1	1	110	190	172
Delaware	—	1	—	—	82	—
Florida	5	8	5	1,687	2,744	1,570
Georgia	2	6	9	72	718	827
Hawaii	—	—	1	—	—	392
Illinois	1	14	12	334	1,466	1,474
Indiana	4	—	2	279	—	451
Kansas	—	3	2	—	268	406
Kentucky	—	—	2	—	—	327
Louisiana	1	1	2	91	70	98
Maryland	2	2	10	513	233	1,160
Maine	—	1	—	—	185	—
Massachusetts	—	9	6	—	699	571
Michigan	1	12	3	77	1,376	300
Minnesota	—	4	6	—	358	566
Missouri	1	3	2	76	504	179
Nebraska	—	—	1	—	—	166
Nevada	—	1	2	—	105	306
New Jersey	2	15	11	495	1,311	1,264
New Mexico	1	—	—	99	—	—
New York	—	15	2	—	1,499	243
North Carolina	2	1	7	166	207	758
North Dakota	—	—	—	—	—	—
Ohio	12	4	4	841	236	410
Oklahoma	—	1	3	—	291	419
Pennsylvania	4	18	1	765	1,582	180
South Carolina	—	—	5	—	—	513
Tennessee	—	—	1	—	—	115
Texas	1	4	12	145	434	2,488
Utah	—	2	1	—	254	164
Virginia	7	8	10	1,529	854	890
Washington	—	2	5	—	226	404
West Virginia	—	—	1	—	—	167
Wisconsin	—	—	1	—	—	192
United Kingdom	—	20	—	—	1,937	—
Germany	9	—	—	939	—	—
Canada	3	3	9	293	434	899

Total	72	203	160	9,909	22,826	21,608

2008 Communities Under Construction

	Number of Communities		Total Resident Capacity
		Unconsolidated		Unconsolidated
Location	Consolidated	Ventures	Consolidated	Ventures

Alabama	—	—	—	—
California	3	2	301	156
Colorado	—	1	—	243
Florida	—	1	—	94
Georgia	—	1	—	93
Illinois	—	1	—	164
Indiana	—	1	—	162
Kentucky	—	1	—	94
Louisiana	—	2	—	181
Maryland	—	1	—	83
Michigan	—	1	—	95
New York	—	—	—	—
North Carolina	—	1	—	85
Ohio	—	1	—	95
Pennsylvania	—	1	—	94
South Carolina	—	—	—	—
Texas	—	1	—	99
Washington	—	—	—	—
United Kingdom	—	7	—	687

Total	3	23	301	2,425

Company Operations

Operating Structure

We have four operating segments for which operating results are separately and regularly reviewed by key decision makers: domestic operations, Germany, international operations (including Canada) and Greystone. See Note 22 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Our international headquarters are in McLean, Virginia, with two smaller regional offices located in the U.K. and Germany to support local operations. Our North American international headquarters provide centralized accounting, finance, development and other key operational functions to support our operating communities and company growth. As a result, our community-based personnel are able to focus on delivering excellent care and service consistent with our resident-centered operating philosophy. Greystone maintains separate offices in Texas. Greystone also has its own staff and its operations are decentralized.

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

Each region is headed by a senior vice president of operations with extensive experience in the health care and senior living industries, who oversees area managers or vice presidents of operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist and a dining specialist.

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

Community Staffing

We believe that the quality and size of our communities, along with our strong service-oriented culture, our competitive compensation philosophy and our training and professional growth opportunities, have enabled us to attract high-quality, professional team members. Each of our communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, financial performance and regulatory compliance. The executive director is supported by department heads, who oversee the care and services provided to residents in the community by “care managers,” as well as other specialists such as a nurse, who is responsible for coordinating the services necessary to meet residents’ health care needs, and a director of community relations, who is responsible for selling and marketing our services. Other key positions include the dining services coordinator, the activities coordinator and the maintenance coordinator.

Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services. As permitted by state law, care managers who complete a special training program also supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. As such, in most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities to encourage seamless and consistent care for residents. The number of care managers working in a community varies according to the number of residents and their needs.

We believe that our communities can be most efficiently managed by maximizing direct resident and staff contact. Team members involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

Staff Education and Training

All of our team members receive specialized and ongoing training. We pride ourselves on attracting highly dedicated, experienced personnel. To support this effort, we offer a full schedule of educational programs, job aids and other learning tools to equip every team member with the appropriate skills that are required to ensure high-quality resident care. All managers and direct-care staff must complete a comprehensive orientation and the core curriculum, which consists of basic resident-care procedures, Alzheimer’s care, communication systems, and activities and dining programming. For the supervisors of direct-care staff, additional training provides education in medical awareness and management skills.

For executive directors and department managers, we have developed the “Getting Started 1-2-3” program, which offers a structured curriculum to support those either newly hired or promoted to these positions. This program provides them with the tools, support and training necessary for the first 120 days on the job, including a self-study program, one-to-one training experience and a series of group trainings with scenario-based opportunities to solve multiple business case challenges. The program also includes three meetings with a supervisor to review the individual’s progress at 30 days, 60 days and 120 days into the position.

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

The majority of CCRCs in the United States are developed for and owned by not-for-profit entities. This segment of the market appeals to an increasing number of seniors, as CCRCs tend to be larger and offer a wider array of personal and health care services than independent and assisted living communities typically provide. Many seniors find this type of community offers them a reassurance that, as their needs change through the years, care services will be available within the community without having to move.

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

Greystone develops and manages CCRCs on a fee basis. The buildings are owned by the not-for-profit clients. Therefore neither we nor Greystone typically have an ownership interest in the real estate.

Competition

We are a large global provider of senior living services. We compete with numerous organizations that provide similar senior living alternatives, such as other senior living providers, home health care agencies, community-based service programs, retirement communities and convalescent centers. We have experienced and expect to continue to experience competition in our efforts to develop and operate senior living communities. This competition could limit our ability to attract residents or expand our senior living business, which could have a material adverse effect on our revenues and earnings. Please see our risk factor sections “Risks Related to the Senior Living Industry” under Item 1A. “Risk Factors” for more details related to the effects of competition on our business.

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

Employees

At December 31, 2008, we had approximately 37,800 employees, also referred to as team members throughout this 2008 Form 10-K, of which approximately 660 were employed at our corporate headquarters. We believe employee relations are good. A portion of the employees at one Sunrise community in Canada voted to be represented by a union in 2006. There has been no contract or other agreement as of January 2009 although negotiations are ongoing.

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

We have separated the risks into the following categories:

•	Liquidity risks relating to our compliance with our credit agreements and financial obligations;

•	Risks related to our business operations;

•	Risks related to the pending SEC investigation and pending litigation arising out of the previous announcement of our restatement of historical financial statements for 2005 and prior periods, other pending government proceedings and other pending litigation;

•	Risks related to the senior living industry; and

•	Risks related to our organization and structure.

Liquidity Risks Relating to Our Compliance with Our Credit Agreements and Financial Obligations

As described in Significant 2008 and 2009 Developments, we are presently operating under waivers of our Bank Credit Facility and certain other financial agreements including project completion and operating deficit agreements and guarantees and those waivers expire on March 31, 2009.

In the absence of a further waiver of compliance with the financial covenants in the Bank Credit Facility or a restructuring of the Bank Credit Facility, we do not expect to comply with the covenants in the Bank Credit Facility as of March 31, 2009. Failure to comply with these covenants would be a default under that Facility and would permit the lenders to accelerate repayment of the indebtedness, which we currently do not expect we will be able to repay on March 31, 2009. In addition, in January and early February 2009, we suspended payments of principal and interest on eight of the communities in our Germany venture, which resulted in defaults under the loan agreements relating to those ventures. The lenders to eight of our nine German communities have agreed not to foreclose on the properties that collateralize the loans or to commence or prosecute any action or proceeding to enforce payment under our operating deficit guarantees, and to commence discussions and negotiations with us relating to our and our German communities’ obligations, until the earliest of the occurrence of certain other events relating to the loans or March 31, 2009. On December 24, 2008 and February 20, 2009, we described in our Current Reports on Form 8-K the standstill agreements with Natixis, London Branch, relating to our communities in Hannover and Munich, Germany. The other standstill agreements were not material to us and, therefore, were not separately disclosed by us. We intend to suspend payment of principal and interest for the ninth community in Germany in early March 2009. We are also in default under certain financial covenants in the Fountains venture loan agreement, and in January 2009, we informed the lender to, and the venture partner in, the Fountains venture that we would suspend payment of default interest and payments under the income support guarantee. We have requested that the lender agree not to foreclose on the properties that collateralize its loan or to commence any action under our operating deficit guarantees through March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date. As of February 27, 2009, the lender to the Fountains venture has not yet agreed to our request for a standstill agreement through March 31, 2009.

If we are not able to obtain additional funding or are not able to restructure our financial obligations that are in default by March 31, 2009, we will not have sufficient financial resources to meet our financial obligations under the loan agreements. In that event, we could be forced to seek reorganization under the U.S. Bankruptcy Code and in Germany.

As described in Significant 2008 and 2009 Developments, we are currently in discussions with our lenders and venture partners to implement a restructuring of our financial obligations. However, there can be no assurances that these efforts will prove successful and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

We are in default under a number of our financial obligations with respect to our lenders and our venture partners. In addition, our substantial indebtedness adversely affects our financial condition and limits our ability to obtain necessary additional financing while we are required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness. We are in the process of discussing a comprehensive restructuring plan of potential related claims, and we are seeking waivers with respect to all defaults and are seeking to reach negotiated settlements with our various creditors to preserve our liquidity and to enable us to continue operating. However, there can be no assurance that we can succeed in accomplishing such restructuring plan of our financial obligations or that such waivers will be received or such settlements will be reached. If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under the agreements, which we may not be in a position to satisfy. In the event of a failure to obtain necessary waivers or otherwise achieve a restructuring of our financial obligations, we could be forced to seek reorganization under the U.S. Bankruptcy Code.

Risks Relating to Our Business Operations

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes, including any refinancing of our Bank Credit Facility or other debt due in 2009 or 2010, on reasonable terms and could have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making the terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for the continuation of our operations and other purposes, including the refinancing of our Bank Credit Facility or other debt due in 2009, at reasonable terms, which may negatively affect our business. We have significant current maturities of long-term debt and a significant amount is in default. There are also current maturities of venture debt due in 2009 of approximately $460 million and approximately $735.9 million of debt that is in default. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in housing markets or the economy) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. The length of the current economic downturn or future downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees. In addition, downturns in the housing markets, such as the one we are currently experiencing, could adversely affect the ability (or perceived ability) of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline. In addition, if the recent volatility in the housing market continues further, our results of operations and cash flows could be negatively impacted.

In addition, a reduction in occupancy rates, revenues and/or results of operations at any of our venture communities due to economic downturns or otherwise, may trigger credit support or income support obligations or may give the venture partner certain rights to terminate our management agreements, which would adversely affect our financial results and could adversely affect our cash flows as discussed under the risk factors entitled:

•	“Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”;

•	“Our failure to comply with financial obligations contained in debt instruments could result in the acceleration of the debt extended pursuant to such debt instruments, trigger other rights and restrict our operating and acquisition activity, and in the case of ventures, may cause acceleration of the venture’s debt repayment obligations and any of our correlated guarantee obligations”; and

•	“Early termination or non-renewal of our management agreements could cause a loss in revenues.”

If our venture communities experience poor performance, we also may need to write down the value of our investment in the venture, which would adversely affect our financial results.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

Our future plans may involve additional expansion in the U.K. when the capital markets improve. On December 31, 2008, we operated 15 communities in Canada, 20 communities in the United Kingdom and nine communities in Germany (including two communities that were closed in January 2009) with a total resident capacity of approximately 4,500. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience developing and operating senior living facilities in international markets. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Our failure to lease up or sell all or some of our Germany facilities may negatively impact our results of operations and cash flows.

From 2003 through 2006, we invested $13.1 million for our portion of the equity required for our Germany venture. Our partner invested $52.4 million. Our equity investment was reduced to zero by the end of 2006 due to start-up losses recorded from 2003 through 2006 and, accordingly, we had no investment carrying value. In 2006, we recorded a $50.0 million loss for expected payments under financial guarantees (operating deficit guarantees) given to lenders to our nine German communities. In 2007, we recorded an additional loss of $16.0 million for a cumulative loss of $66.0 million for expected future non-recoverable payments under financial guarantees. On September 1, 2008, we paid €3.0 million ($4.6 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We exercised our option in January 2009 and acquired a 94.9% controlling ownership interest. We are pursuing restructuring of loans with venture lenders, and potential sales of some or all of the nine communities in the venture. There can be no assurance that we will realize any appreciation in the communities or will be able to restructure operations in Germany to make the operations viable.

Our failure to attract partners for developing senior living communities in the future could adversely affect our revenues and results of operations, and harm our ability to finance the construction of new communities.

Historically, we have developed senior living communities with third-party partners and entered into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with third-party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners. Based on current market conditions, we cannot give any assurance that we can continue to develop communities. If we are unable to continue to develop senior living communities with third-party partners on terms that are acceptable to us, we may have a significantly reduced growth rate.

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate senior living communities for third parties and unconsolidated ventures pursuant to management services agreements. At December 31, 2008, approximately 83.4% of our communities were managed for third parties or unconsolidated ventures. The term of our third-party management services agreements generally ranges from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community or certain designated performance thresholds. We were terminated as manager in December 2008 for a management contract covering 11 communities that we acquired from Marriott. The management fees for the years 2008 and 2007 were $4.6 million and $5.0 million, respectively. We can be terminated in 2009 from management of 13 other communities which failed to comply with their financial covenants in 2008. The management fees for the years 2008 and 2007 were $3.0 million and $2.9 million, respectively.

In addition, our contract with Ventas, Inc. has a combined performance termination test that permits Ventas to terminate our contract for all communities failing a specified targeted termination threshold based on net operating income of the community if there is a failure by more than 25% of all communities we manage for Ventas, Inc. The targeted termination threshold increases each year based on CPI. A significant number of communities (but less than 25% of the communities) failed the specified termination threshold in 2008.

With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. In some of our agreements, the community owner may terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact earnings.

Ownership of the communities we manage is heavily concentrated with three of our business partners.

As of December 31, 2008, 90 of our managed communities were owned by HCP Inc. As of December 31, 2008, Ventas, Inc. was the majority owner of 61 communities which we manage. Another one of our privately owned capital partners is the majority owner of an additional 50 communities that we manage.

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

Our acquisitions, including a 25% interest in the Aston Gardens venture and three San Francisco Bay Area CCRC’s in 2006, as well as our acquisition of Greystone and a 20% interest in the Fountains venture in 2005, have not performed as expected and as a result, we have recognized significant losses associated with these acquisitions. Our recent acquisitions pose continued risks for our ongoing operations, including the risks that:

•	business operations may continue to deteriorate due to various factors, including changes in macro-economic conditions;

•	diversion of management attention to the integration of the operations of the acquisitions could have a material adverse effect on the continued operation and expansion of our existing business;

•	we may not effectively integrate the operations of these acquisitions;

•	we may experience difficulties and incur greater than anticipated expenses related to the assimilation and retention of the employees from these acquisitions; and

•	following any one of these acquisitions, we may not achieve any expected cost savings and operating efficiencies in connection with such acquisition, such as the elimination of redundant administrative costs and community management costs.

In addition, once the capital markets improve, any future acquisition of other entities in the ordinary course of business may pose risks to us similar to those discussed above. If we fail to successfully integrate future acquisitions and/or fail to realize the intended benefits of those transactions, these failures could have a material adverse effect on our revenues, expenses and operating results and the market price of our common stock could decline from its market price at the time of completion of such acquisitions. In addition, our profitability may suffer because of acquisition-related costs, impairment of acquired goodwill or amortization costs for other intangible assets. Similarly, we could encounter unforeseen difficulties and expenditures relating to our acquisition, including contingent or other unexpected liabilities.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2008, we had a minority equity interest in ventures that we do not control which owned 203 senior living communities. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include the following:

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

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. Distributions received by us are first recorded as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including through our role as a general partner. Any remaining distributions are recorded as income. We refer to these transactions as “recapitalizations.” Additionally, most of our ventures are structured to provide a distribution to us upon the sale of the communities in the ventures. None of the agreements governing our venture arrangements require refinancings of debt in connection with the sale of equity interests by our venture partners. If the venture does not refinance senior debt or the property has not appreciated we would not receive any distributions in connection with the sale of equity interests by our venture partners. In addition, there can be no assurance that future “recapitalizations” or asset sales will result in distributions to us. In addition, if market conditions deteriorate or our communities experience poor performance, the amounts distributed to us upon “recapitalizations” or assets sales could be materially reduced or we may not receive distributions in some cases.

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

Certain liability risks, including general and professional liability, workers’ compensation and automobile liability, and employment practices liability are insured in insurance policies with affiliated (i.e., wholly owned captive insurance companies) and unaffiliated insurance companies. We are responsible for the cost of claims up to a self-insured limit determined by individual policies and subject to aggregate limits in certain prior policy periods. Liabilities within these self-insured limits are estimated annually by management after considering all available information, including expected cash flows and actuarial analysis. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively impacted.

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2008, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.

As part of our normal operations, we provide construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements to some of our ventures, lenders to the venture, or third party owners. In addition, we may also undertake certain financing obligations in connection with acquisitions. The terms of some of these obligations do not include a limitation on the maximum potential future payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of construction completion guarantees, debt guarantees, operating deficit guarantees/credit facilities, credit support arrangements and liquidity support agreements provided to certain of our unconsolidated ventures or third-party owners, lenders to ventures, venture partners and certain financing obligations undertaken in connection with acquisitions. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture, or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

At December 31, 2008, we had total indebtedness of $636.1 million. We intend, when the capital markets improve, to continue financing our communities through mortgage financing and possibly operating leases or other types of financing. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. A payment or other default with respect to venture indebtedness also could trigger our obligations under support arrangements, as described in the risk factor above entitled “Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a payment or other default by us could affect a significant number of communities. See also the risk factors above under the subsection entitled “Liquidity risks relating to our compliance with our credit agreements and financial obligations.”

Our failure to comply with financial obligations contained in debt instruments could result in the acceleration of the debt extended pursuant to such debt instruments, trigger other rights and restrict our operating and acquisition activity, and in the case of ventures, may cause acceleration of the venture’s debt repayment obligations and any of our correlated guarantee obligations.

There are various financial covenants and other restrictions applicable to us in our debt instruments, including provisions that:

•	require us to satisfy financial statement delivery requirements;

•	require us to meet certain financial tests;

•	restrict our ability to pay dividends or repurchase our common stock;

•	require consent for a change in control; and

•	restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent.

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

There are various financial covenants, financial statement delivery requirements, and other restrictions applicable to us in the debt instruments relating to certain of our ventures. Failure to comply with these covenants may trigger acceleration of the ventures’ debt repayment obligations and any of our correlated guarantee obligations or give rise to any of the other remedies provided for in such debt instruments. Additionally, certain of our venture agreements provide that an event of default under the venture’s debt instruments that is caused by us may also be considered an event of default by us under the venture agreement, giving our venture partner the right to pursue the remedies provided for in the venture agreement, potentially including a termination and winding up of the venture.

Certain of our management agreements, both with ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. See also the risk factors above under the subsection entitled “Liquidity risks relating to our compliance with our credit agreements and financial obligations.”

Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

At December 31, 2008, we had approximately $630.7 million of floating-rate debt (including floating rate debt that may be subject to a rate cap as discussed below) at a weighted average interest rate of 4.32%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. On May 7, 2008, 16 of our wholly owned subsidiaries (the “borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). In connection with the mortgage loans, we entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145% pursuant to an interest rate cap purchased on May 7, 2008, by each borrower from SMBC Derivative Products Limited. The LIBOR rate approximates, but is not exactly equal to, the “Discount” rate that is used in determining the interest rate on the mortgage loans. Consequently, in the event the “Discount” rate exceeds the LIBOR rate, payments under the interest rate cap may not afford the borrowers complete interest rate protection. The borrowers purchased the interest rate cap for an initial period of three years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year. A one-percent change in interest rates would increase or decrease annual interest expense by approximately $6.3 million based on the amount of floating-rate debt at December 31, 2008. A five-percent change in interest rates would increase or decrease annual interest expense by approximately $28.9 million based on the amount of floating-rate debt at December 31, 2008 and the interest rate cap described above.

We may be adversely affected by fluctuations in currency exchange rates.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. At December 31, 2008, our wholly owned subsidiaries have net U.S. dollar equivalent assets/(liabilities) of $(21.6) million, $29.9 million and $(34.6) million in Canadian dollars, British pounds and Euros, respectively. We recorded $15.9 million, net, in exchange losses in 2008 ($14.2 million in losses related to the Canadian dollar and $1.7 million in losses related to the Euro and British pound).

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

Unionization may impact wages rates and work rules.

At December 31, 2008, we had approximately 37,800 employees of which approximately 660 were employed at our corporate headquarters. In 2006, employees at one community in Canada voted to be represented by a union. There has been no contract agreement as of January 2009 and negotiations are ongoing. The Employee Free Choice Act (“EFCA”) is one of a number of labor bills being considered by Congress. The EFCA would effectively eliminate the private ballot in union organizing elections and pave the way for significant Federal intervention in the workplace. If the EFCA were to pass, an employer and a union unable to reach a contract agreement within 120 days would have a Federal arbitrator step in to unilaterally impose contract terms without a full vote of the workforce that is currently required in a union contract negotiation. A third party would set the terms and conditions of the workplace. We believe that a union free workplace is in the best interest of our residents, our team members and us and accordingly, we plan to expend significant organizational effort to maintain a union free workplace.

Comments from SEC staff review may require that we amend our periodic reports filed with the SEC, which could lead to significant changes in our past and current disclosure.

On February 25, 2009 we received several comments from the SEC staff relating to our 2007 Form 10-K filed in July 2008 and our Form 10-KA filed in December 2008. These comments questioned the timing of our recording of the impairment charge included in the 2007 financial statements of the Fountains venture included in our Form 10-KA filed in December 2008. We recorded this impairment charge in our financial statements in 2008 when we reached a conclusion that our investment was impaired. The SEC’s question is whether we should restate our 2007 financial statements. By a letter dated February 26, 2009, we responded to the SEC Staff that at the time of the filing of our 2007 financial statements in July 2008 we considered all the facts and circumstances relevant to the impairment analysis and reached a reasoned judgment that no impairment was necessary. Any change in circumstances after that issuance date is reflected as a change in estimate under SFAS 154 in the period in which the change in circumstances occurred. The financial statements of the venture were not issued until November 2008. In the fourth quarter of 2008, the outlook for purposes of evaluating the carrying value of the underlying assets was based on the significant deterioration in economic circumstances and the credit markets in the fourth quarter of 2008. We believed that the separate financial statements of the venture should include an assessment of all the circumstances at the time of the issuance of those financial statements. We do not believe that our 2007 financial statements were in error, and therefore we have expressed our view to the SEC staff that no restatement is necessary.

In addition, it is possible that we may receive additional comments from the SEC staff relating to new matters in this Form 10-K or other periodic reports filed by us with the SEC. The comments that we have already received and any future comments we receive may require that we amend or supplement, possibly significantly, the disclosures in our 2007 Form 10-K, this Form 10-K or other periodic reports filed by us with the SEC.

Risks Related to the Pending SEC Investigation and Pending Litigation Arising Out of the Prior Announcement of Our Restatement of Historical Financial Statements for 2005 and Prior Periods, Other Pending Government Proceedings and Other Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, diverted resources and could have a material adverse effect on our business, financial condition and results of operations.

As further described in Item 3, “Legal Proceedings” of this Form 10-K, on May 25, 2007, we were advised by the staff of the SEC that the SEC had commenced a formal investigation. As also further described in Item 3, “Legal Proceedings” of this Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action) and three putative derivative complaints (that have also been consolidated into one action) have been filed against us and certain of our current and former officers and directors arising out of our announcement of our intent to restate our previously issued financial statements for 2005 and prior periods, which restated financial statements were included in our 2006 Form 10-K filed on March 24, 2008, and related matters. An additional putative derivative complaint has also been filed alleging breach of fiduciary duty by the named defendants arising out of the grant of certain stock options that are also the subject of the complaints described above. We have incurred significant professional fees and other costs in responding to the SEC investigation and in defending against the lawsuits. We expect to continue to incur significant professional fees and other costs in responding to the SEC investigation and in defending against these lawsuits until resolved or settled. We have incurred cost of $84.2 million through December 31, 2008 for legal and accounting fees related to the accounting review, special independent committee inquiry and related matters.

In addition, our management, Board of Directors and employees have expended a substantial amount of time on the SEC formal investigation and these other matters, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and the implementation of our business strategy, all of which could materially adversely affect our business and results of operations. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. In addition, if the agreements to settle the putative class action and derivative lawsuits are not approved, and we do not prevail in a lawsuit that is not settled with court approval, we may be required to pay a significant amount of monetary damages. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

As more fully described in Item 3, “Legal Proceedings” of this Form 10-K, in January 2007, Trinity received a subpoena from the Phoenix field office of the OIG requesting certain information regarding Trinity’s operations in three locations for the period between January 1, 2000 through June 30, 2006, a period that was prior to our acquisition of Trinity. We have been advised that the subpoena was issued in connection with an investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s office in Arizona. The subpoena indicates that the OIG is investigating possible improper Medicare billing under the FCA. On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity operations in 19 locations for the period between December 1, 1998 and February 12, 2008. This subpoena relates to the ongoing investigation being conducted by the Commercial Litigation Branch of the U.S. Department of Justice and the civil division of the U.S. Attorney’s Office in Arizona. In addition, the United States Internal Revenue Service is auditing our 2005, 2006 and 2007 federal income tax returns. The OIG investigation may result in the need to reimburse Medicare and payments of penalties and fines. The IRS audit may result in payments of unpaid taxes, interest and penalties. Any such reimbursements and payments could have a material adverse effect on our financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we may have an obligation to indemnify our current and former directors and officers with respect to the pending SEC investigation and pending putative securities class action and derivative litigation, including potentially for any liability for securities violations resulting therefrom. These indemnifiable obligations may not be reimbursable under our directors’ and officers’ liability insurance. In connection with some of the matters discussed in Item 3, “Legal Proceedings” of this Form 10-K, we have advanced legal fees and related expenses to a majority of our current directors and officers and several of our former directors and officers and expect to continue to do so while these matters are pending.

We purchase directors and officers liability insurance from insurers based on published ratings by recognized rating agencies, advice from national insurance brokers and consultants and other industry-related insurance information sources. Our directors and officers liability insurance covers events for which payment obligations and the timing of payments are only determined in the future. The insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. In addition, the insurer’s obligation to defend, pay, or reimburse us for insured claims would cease with respect to an individual if that individual were found to have committed a deliberate criminal or fraudulent act or in the event we ultimately determine that the individual is not entitled to indemnification.

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

Our success depends on attracting and retaining skilled personnel and increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which we may not be able to offset by increasing the rates we charge to our residents.

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

Risks Related to our Organization and Structure

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us or discourage an attempt to do so. In addition, these provisions could limit the price some investors are willing to pay for our common stock. These provisions include:

•	Board authority to issue preferred stock without stockholder approval. Our Board of Directors is authorized to issue preferred stock having a preference as to dividends or liquidation over the common stock without stockholder approval. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock and could be used to discourage, delay or prevent a change in control of Sunrise;

•	Filling of Board vacancies; removal. Any vacancy occurring in the Board of Directors, including any vacancy created by an increase in the number of directors, shall be filled for the unexpired term by the vote of a majority of the directors then in office, and any director so chosen shall hold office for a term expiring at the next annual meeting of stockholders. Directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors, provided, that no special meeting may be called at the request of the stockholders for the purpose of removing any director without cause;

•	Other constituency provision. Our Board of Directors is required under our certificate of incorporation to consider other constituencies, such as employees, residents, their families and the communities in which we and our subsidiaries operate, in evaluating any proposal to acquire the Company. This provision may allow our Board of Directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders subject to any overriding applicable law;

•	Call of special meetings. A special meeting of our stockholders may be called only by the chairman of the board, the president, by a majority of the directors or by stockholders possessing at least 25% of the voting power of the issued and outstanding voting stock entitled to vote generally in the election of directors, provided, that no special meeting may be called at the request of the stockholders for the purpose of removing any director without cause. This provision limits the ability of stockholders to call special meetings;

•	Stockholder action instead of meeting by unanimous written consent. Any action required or permitted to be taken by the stockholders must be affected at a duly called annual or special meeting of such holders and may not be affected by any consent in writing by such holders, unless such consent is unanimous. This provision limits the ability of stockholders to take action by written consent in lieu of a meeting;

•	Supermajority vote of stockholders or the directors required for bylaw amendments. A two-thirds vote of the outstanding shares of common stock is required for stockholders to amend the bylaws. Amendments to the bylaws by directors require approval by at least a two-thirds vote of the directors. These provisions may make more difficult bylaw amendments that stockholders may believe are desirable;

•	Two-thirds stockholder vote required to approve some amendments to the certificate of incorporation. A two-thirds vote of the outstanding shares of common stock is required for approval of amendments to the foregoing provisions that are contained in our certificate of incorporation. All amendments to the certificate of incorporation must first be proposed by a two-thirds vote of directors. These supermajority vote requirements may make more difficult amendments to these provisions of the certificate of incorporation that stockholders may believe are desirable; and

•	Advance notice bylaw. We have an advance notice bylaw provision requiring stockholders intending to present nominations for directors or other business for consideration at a meeting of stockholders to notify us by a certain date depending on whether the matters are to be considered at an annual or special meeting. Stockholders proposing matters for consideration at an annual meeting must provide notice not earlier than 120 days and not later than 90 days prior to the anniversary of the date on which we first mailed our proxy materials for the immediately preceding annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, stockholder notice must be delivered not earlier than 120 days and not later than 90 days prior to the date of such annual meeting, provided, however, that if the first public announcement of the date is less than 100 days prior to the date of such annual meeting, then stockholder notice must be delivered not later than the 10th day following such public announcement. Stockholders proposing matters for consideration at a special meeting must provide notice not less than 120 calendar days prior to the date of the special meeting, provided, however, that if the first public announcement of the date of such special meeting is less than 130 days prior to the date of such special meeting, stockholder notice must be delivered not later than the 10th day following such public announcement.

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

In November 2008, our Board of Directors amended and restated our stockholder rights plan, which was originally adopted in April 2006. The stockholder rights plan may discourage a third party from making an unsolicited proposal to acquire us. Under the plan, preferred stock purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, directly or indirectly through certain derivative positions, of 10% or more of our outstanding common stock, except that stockholders who beneficially owned more than 10% of our stock as of November 19, 2008 were permitted to maintain their existing ownership positions without triggering the preferred stock purchase rights. If triggered, these rights would entitle our stockholders, other than the person triggering the rights, to purchase our common stock, and, under certain circumstances, the common stock of an acquirer, at a price equal to one-half the market value of our common stock.

Our management has influence over matters requiring the approval of stockholders.

As of December 31, 2008, the Klaassens beneficially owned approximately 11.5% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 13.3% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 1B.	Unresolved Staff Comments

On February 25, 2009 we received several comments from the SEC staff relating to our 2007 Form 10-K filed in July 2008 and our Form 10-KA filed in December 2008. These comments questioned the timing of our recording of the impairment charge included in the 2007 financial statements of the Fountains venture included in our Form 10-KA filed in December 2008. We recorded this impairment charge in our financial statements in 2008 when we reached a conclusion that our investment was impaired. The SEC’s question is whether we should restate our 2007 financial statements. By a letter dated February 26, 2009, we responded to the SEC Staff that at the time of the filing of our 2007 financial statements in July 2008 we considered all the facts and circumstances relevant to the impairment analysis and reached a reasoned judgment that no impairment was necessary. Any change in circumstances after that issuance date is reflected as a change in estimate under SFAS 154 in the period in which the change in circumstances occurred. The financial statements of the venture were not issued until November 2008. In the fourth quarter of 2008, the outlook for purposes of evaluating the carrying value of the underlying assets was based on the significant deterioration in economic circumstances and the credit markets in the fourth quarter of 2008. We believed that the separate financial statements of the venture should include an assessment of all the circumstances at the time of the issuance of those financial statements. We do not believe that our 2007 financial statements were in error, and therefore we have expressed our view to the SEC staff that no restatement is necessary.

Item 2.	Properties

We lease our corporate offices, regional operations and development offices, and warehouse space under various leases. The leases have terms of three to 17 years.

Of the 435 communities we operated at December 31, 2008, 47 were wholly owned, 15 were leased under operating leases, 10 were a consolidated variable interest entity, 203 were owned in unconsolidated ventures and 160 were owned by third parties. See the “Properties” section included in Item 1, “Business” for a description of the properties. See Note 13 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam plaintiff, or relator, may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. The amended complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators alleged in their amended complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. On July 3, 2008, the amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The second amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC, aka KRG Capital Partners, LLC, KRG Capital, LLC, KRG Capital Fund II, L.P., KRG Capital Fund II (PA), L.P., KRG Capital Fund II (FF), L.P., KRG Co-Investment, L.L.C., American Capital Strategies, LTD, and Trinity as defendants. On October 21, 2008, the United States, through the Civil Division of the U.S. Department of Justice, and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc. The United States has indicated that it does not intend to intervene in the case as it relates to any other defendant, including Sunrise Senior Living, Inc. The motion is currently pending. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

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

At December 31, 2007, we had $6 million accrued for possible fines, penalties and damages relating to this matter. We have reduced this accrual to $1 million at December 31, 2008 based on our current estimate of expected losses.

IRS Audit

The Internal Revenue Service is auditing our federal income tax returns for the years ended December 31, 2005, 2006 and 2007. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return and decided to audit our 2007 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we were seeking reimbursement of a certain portion of the federal income taxes we had paid in 2005.

In February 2009, we settled with the IRS on our employment tax audits for 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain deposits that were made after the prescribed due dates. The total penalty was approximately $0.2 million for the three years. We paid the total penalty in November 2008.

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

The defendants’ motion to dismiss the complaint was filed on August 11, 2008. Lead plaintiffs filed their opposition brief to the motion to dismiss on October 10, 2008. The parties subsequently submitted stipulations to the court noting that they had met with a mediator and were pursuing settlement discussions, and, as a result, requested and obtained from the court extensions of the date for the defendants to file their reply brief in support of their motion to dismiss.

On February 27, 2009, Sunrise and its current or former directors or officers who were named individually as defendants entered into an agreement, subject to court approval, to settle the putative class action. The settlement calls for the certification by the court of a class consisting of persons (with certain exceptions) who purchased Sunrise common stock between February 26, 2004 and July 28, 2006, and payment of $13.5 million in cash into an interest-bearing escrow account by March 6, 2009. Upon final approval of the settlement by the court, the funds, less any costs of administration and any attorneys’ fees and expenses that the court might award to plaintiffs’ counsel, would be disbursed to participating class members according to a distribution plan to be submitted to and approved by the court.

Concurrently with entering into the settlement agreement, Sunrise and the Individual Defendants also are entering into agreements and releases with two of its insurance carriers, which provided primary and excess insurance coverage, respectively, under certain Directors’ and Officers’ Liability insurance policies for the relevant periods. The two insurance carriers are combining to pay $13.4 million toward the settlement amount, which will exhaust the coverage limits under the primary policy (after taking account of prior payments for related defense costs), but will not exhaust coverage limits under the excess policy. Sunrise and the Individual Defendants are providing releases to the carrier for which the coverage limits will be exhausted for all claims under its policy, and are providing to the other carrier releases as to claims under its policy relating to the settled putative class action litigation and the putative derivative litigations referenced below, in each case subject to court approval of the related settlement agreement. Taking into account the insurance contribution, the net cost of the settlement of the putative securities class action lawsuit to Sunrise is expected to be approximately $100,000. No amounts are to be paid by the Individual Defendants.

The settlement agreement reached in this putative securities class action litigation follows the settlement agreement, subject to court approval, entered into on February 19, 2009 by Sunrise and the individuals named as defendants in two putative stockholder derivative actions brought by certain alleged stockholders of Sunrise for the benefit of the company, entitled In re Sunrise Senior Living Derivative Litigation, Inc., Case No. 1:07CV00143-RBW, pending in the U.S. District Court in the District of Columbia, and Young, et al. v. Klaassen, et al., Case No. 2770-N (CCNCC), pending in the Delaware Chancery Court, which settlement agreement and related funding arrangements are described in greater detail below.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The consolidated case is captioned: In re Sunrise Senior Living Derivative Litigation, Inc, Case No. 1:07CV00143 (the “District of Columbia action”). The consolidated complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. Subsequently, the plaintiffs filed an amended consolidated complaint that did not substantially alter the nature of their claims. The amended consolidated complaint was accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed motions to dismiss the amended consolidated complaint on June 16, 2008. The plaintiffs also filed a motion to lift the stay on discovery in this derivative suit. The motion was denied after briefing.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC) (the “Delaware action”). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced those documents to the plaintiffs on May 16, 2008. Supplemental briefing on defendants’ motions to dismiss has been completed and, while the motions were pending, the plaintiffs requested that the Chancery Court stay the action, at least temporarily. The defendants did not oppose that request, and the Chancery Court granted an indefinite stay of proceedings on November 19, 2008, and directed the parties to provide a further status report by February 1, 2009. Following the parties’ status report, in which it was proposed that the stay remain in place, the Chancery Court extended the stay on February 17, 2009, and directed the parties to provide a further report by May 4, 2009.

On February 19, 2009, the Company and the individual defendants entered into an agreement to settle the District of Columbia and Delaware actions. Under the terms of this settlement, which is subject to court approval, the Company, in addition to corporate governance measures that it already has implemented or is in the process of implementing, has agreed to (1) require independent directors to certify that they are independent under the rules of the New York Stock Exchange and to give prompt notification of any changes in their status that would render them no longer independent and (2) implement a minimum two-year vesting period, with appropriate exceptions, for stock option awards to employees. In addition, Paul J. Klaassen, the Company’s non-executive chairman, and the Company have agreed that the 700,000 stock options granted to Mr. Klaassen in conjunction with his previous employment agreement executed in September 2000 will be repriced from (a) $8.50 per share, the price set on September 11, 2000 by the Compensation Committee of the Company’s Board based on the prior day’s closing price, to (b) $13.09 per share, the closing price on the business day prior to November 10, 2000, the date on which the Company’s full Board approved the terms of the employment agreement. The agreement also provides that if plaintiffs in the District of Columbia action apply to the court for an award of attorneys’ fees and expenses, the Company and/or its insurers will pay the amount so awarded, not to exceed $1.0 million, within 10 days following final approval of the settlement and the fee and expense award. Plaintiffs in the Delaware action will not make any separate application for an award of fees or expenses. The amount of attorneys’ fees and expenses that the court awards to plaintiffs is to be funded by one of the Company’s directors’ and officers’ liability insurance carriers under an applicable policy of insurance. No amounts are to be paid by the Company or by the individual defendants in the District of Columbia and Delaware actions.

Resolved or Settled Litigation

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

On November 13, 2008, Sunrise held its 2008 annual meeting of stockholders. The annual meeting was called for the following purposes: (1) to elect three directors for terms of one year each; (2) to approve and adopt an amended and restated certificate of incorporation, including amendments to declassify the board of directors and to provide that directors may be removed without cause (except directors currently serving terms that expire at the 2009 or 2010 annual meetings, which directors may be removed only for cause for the remainder of their current terms), but that no special meeting of stockholders for the purpose of removing any director without cause may be called at the request of stockholders; (3) to approve the Sunrise Senior Living, Inc. 2008 Omnibus Incentive Plan and (4) to transact any other business as may properly come before the annual meeting or any adjournments or postponements.

Each of the three director nominees (Glyn F. Aeppel, David I. Fuente and Stephan D. Harlan) were re-elected to new one year terms. The vote totals for the election of directors were as follows:

Directors	For	Withhold Authority to Vote

Glyn F. Aeppel	45,532,913	1,003,082
David I. Fuente	45,554,276	981,719
Stephen D. Harlan	42,779,266	3,756,729

The other directors whose terms of office continue after the 2008 annual meeting are Thomas J. Donohue, J. Douglas Holladay, Paul J. Klaassen, Lynn Krominga, William G. Little and Mark S. Ordan.

The amended and restated certificate of incorporation, which included amendments to declassify the board of directors and to provide that directors may be removed without cause (except directors currently serving terms that expire at the 2009 or 2010 annual meetings, which directors may be removed only for cause for the remainder of their current terms), but that no special meeting of stockholders for the purpose of removing any director without cause may be called at the request of stockholders, was approved at the meeting. The vote tabulation for the proposal to amend the certificate of incorporation to declassify the board of directors was as follows: 45,384,460 votes (97.53% of the total eligible votes excluding broker non-votes) were cast for approval of the proposal, 405,452 votes (0.87% of the total eligible votes excluding broker non-votes) were cast against such approval and 746,083 votes (1.60% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0. The vote tabulation for the proposal to amend the certificate of incorporation to provide that directors may be removed without cause (except for directors currently serving terms that expire at the 2009 or 2010 annual meetings, which directors may be removed only with cause for the remainder of their current terms), but that no special meeting of stockholders for the purpose of removing any director without cause may be called at the request of stockholders was as follows: 44,934,466 votes (96.56% of the total eligible votes excluding broker non-votes) were cast for approval of the proposal, 1,521,325 votes (3.27% of the total eligible votes excluding broker non-votes) were cast against such approval and 80,204 votes (0.17% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 0.

The Sunrise Senior Living, Inc. 2008 Omnibus Incentive Plan was approved at the meeting. The vote tabulation for the proposal to approve and adopt the 2008 Omnibus Plan was as follows: 34,429,184 votes (73.98% of the total eligible votes excluding broker non-votes) were cast for approval of the proposal, 7,001,300 votes (16.87% of the total eligible votes excluding broker non-votes) were cast against such approval and 70,135 votes (0.17% of the total eligible votes excluding broker non-votes) were abstentions. Broker non-votes totaled 5,035,376.

There was no other business that was considered before the 2008 annual meeting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.”

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low

March 31, 2008	$27.21	$20.19
June 30, 2008	$30.65	$24.64
September 30, 2008	$22.30	$12.91
December 31, 2008	$13.90	$0.27

Quarter Ended	High	Low

March 31, 2007	$41.50	$30.10
June 30, 2007	$42.97	$36.43
September 30, 2007	$41.05	$33.00
December 31, 2007	$39.70	$26.78

Holders

There were 275 stockholders of record at December 31, 2008.

Dividends

No cash dividends have been paid in the past and we have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2008 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2008	—	$—	—	—
November 1 — November 30, 2008	—	—	—	—
December 1 — December 31, 2008	78,949	1.37	—	—

Total	78,949	$1.37	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2002 and 2003 Stock Option and Restricted Stock Plans, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
(Dollars in thousands, except per share amounts)	2008(1)(2)	2007(2)	2006(2)(3)(4)	2005(2)(3)(5)(6)	2004(2)
					(Unaudited)

STATEMENTS OF INCOME DATA:
Operating revenues	$1,701,643	$1,583,241	$1,628,605	$1,508,851	$1,266,225
Operating expenses	2,091,065	1,807,695	1,700,887	1,474,283	1,283,505
(Loss) income from operations	(389,422)	(224,454)	(72,282)	34,568	(17,280)
Gain on the sale and development of real estate and equity interests	17,374	105,081	51,347	81,723	14,025
Sunrise’s share of earnings, return on investment in unconsolidated communities and gain (loss) from investments accounted for under profit-sharing method	(15,175)	108,969	42,845	12,615	(70)
(Loss) income from continuing operations	(379,764)	(18,227)	15,677	82,996	(3,542)
(Loss) income from discontinued operations, net of tax	(37,284)	(52,048)	(393)	68	75
Extraordinary loss, net of tax	(22,131)	—
Net (loss) income	(439,179)	(70,275)	15,284	83,064	(3,467)
Net (loss) income per common share:
Basic
Continuing operations	$(7.54)	$(0.37)	$0.32	$2.00	$(0.08)
Discontinued operations, net of tax	(0.74)	(1.04)	(0.01)	—	—
Extraordinary loss, net of tax	(0.44)	—	—	—	—

Net (loss) income	$(8.72)	$(1.41)	$0.31	$2.00	$(0.08)

Diluted
Continuing operations	$(7.54)	$(0.37)	$0.31	$1.74	$(0.08)
Discontinued operations, net of tax	(0.74)	(1.04)	(0.01)	—	—
Extraordinary loss, net of tax	(0.44)	—	—	—	—

Net (loss) income	$(8.72)	$(1.41)	$0.30	$1.74	$(0.08)

BALANCE SHEET DATA:
Total current assets	$304,908	$529,964	$361,998	$326,888	$282,524
Total current liabilities	735,421	646,311	451,982	280,684	203,998
Property and equipment, net	681,352	656,211	609,385	494,069	359,070
Property and equipment subject to a sales contract, net	—	—	193,158	255,231	473,485
Property and equipment subject to financing, net	—	58,871	62,520	64,174	28,988
Goodwill	39,025	169,736	218,015	153,328	121,825
Total assets	1,381,557	1,798,597	1,848,301	1,587,785	1,506,453
Total debt	636,131	253,888	190,605	248,396	191,666
Deposits related to properties subject to a sale contract	—	—	240,367	324,782	599,071
Liabilities related to properties accounted for under the financing method	—	54,317	66,283	64,208	24,247
Deferred income tax liabilities	28,129	82,605	78,632	70,638	60,692
Total liabilities	1,233,643	1,214,826	1,201,078	1,094,209	1,139,750
Total stockholders’ equity	138,528	573,563	630,708	480,864	365,122
OPERATING AND OTHER DATA:
Cash dividends per common share	$—	$—	$—	$—	$—
Communities (at end of period):
Consolidated communities	72	62	62	59	57
Communities in unconsolidated ventures	203	199	180	153	122
Communities managed for third party owners	160	174	180	186	183

Total	435	435	422	398	362

Resident capacity:
Consolidated communities	9,909	8,683	8,646	7,980	7,943
Communities in unconsolidated ventures	22,826	22,340	20,433	16,485	10,929
Communities managed for third party owners	21,608	22,894	23,091	26,208	24,237

Total	54,343	53,917	52,170	50,673	43,109

(1)	In 2008, we wrote-off $121.8 million of goodwill from our acquisitions of MSLS and Karrington Health, Inc., we wrote-off $95.8 million of abandoned development projects, we incurred restructuring and severance costs of $18.1 million, we incurred $36.5 million in impairment charges related to owned communities and land parcels and we consolidated our German communities on September 1, 2008.

(2)	In December 2008, our Trinity subsidiary ceased operations. Trinity’s results of operations from acquisition in September 2006, along with two communities sold in 2008 are classified and presented as discontinued operations.

(3)	In 2006, Five Star bought out 18 management contracts and we received $134.7 million related to their buyout. We also wrote off $25.4 in unamortized management contract intangible assets. In 2005, Five Star bought out 12 management contracts and we received $83 million related to their buyout. We also wrote off $14.6 million in unamortized management contract intangible assets.

(4)	In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120.0 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

(5)	In May 2005, we acquired 100% of the equity interests in Greystone, a developer and manager of CCRCs. The operating results of Greystone are included in our restated consolidated statement of income beginning May 10, 2005.

(6)	In October 2005, we completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder received one additional share of common stock for each share on that date. All per share amounts have been adjusted to reflect the stock split for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At December 31, 2008, we operated 435 communities, including 391 communities in the United States, 15 communities in Canada, 20 communities in the United Kingdom and nine communities in Germany (including two communities that were closed in January 2009), with a total resident capacity of approximately 54,340. Of the 435 communities we operated at December 31, 2008, 47 were wholly owned, 15 were under operating leases, 10 were consolidated as a variable interest entity, 203 were owned in unconsolidated ventures and 160 were owned by third parties. In addition, at December 31, 2008, we provided pre-opening management and professional services to 26 communities under construction, of which 19 communities are in the United States and seven communities are in the United Kingdom, with a combined capacity for approximately 2,700 residents. During 2008, we opened 19 new communities, with a combined resident capacity of approximately 2,600 residents, which were developed by us.

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

The stock markets and credit markets in the United States and the rest of the world have been experiencing significant price volatility, dislocations and liquidity disruptions. As a result the market prices of many stocks, including ours, have fluctuated substantially and these circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets has caused us to significantly reduce the scope of our development business and may negatively impact our ability to refinance our Bank Credit Facility and our maturities of long-term debt due in 2009 and 2010, at reasonable terms. There are also current maturities of venture debt due in 2009 of approximately $460 million. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Because of our current financial position and the significant debt maturing in 2009 and 2010, we are seeking to preserve cash, reduce our financial obligations and reach negotiated settlements with various creditors to preserve our liquidity. Specifically, we have been seeking to reduce our payments under our guarantee obligations for development projects and our operating deficit obligations for our German communities, our Fountains venture and our Aston Gardens venture, which have historically been the source of significant payments by us. In conjunction with our development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee, income support guarantees to venture partners and guarantees to the venture to fund operating shortfalls. Accordingly, we must reduce our debt and restructure and/or divest these burdensome financial guarantees including operating deficit funding and completion guarantee obligations. We are not in compliance with many of the financial covenants in our loan agreements and the loan agreements of our ventures. We have not made principal or interest payments on the loans for our German communities in 2009, we have not paid default interest on the loan to our Fountains venture and we have not paid income support payments to the venture partner in the Fountains venture. We have commenced discussions regarding the restructuring of claims with the lenders to our German communities, the lender for the Fountains portfolio, our venture partner in the Fountains and certain other lenders, and we will not be in compliance with the financial covenants in our Bank Credit Facility on March 31, 2009. The existence of these factors raises substantial doubt about our ability to continue as a going concern. Our auditors have modified their report with respect to the 2008 consolidated financial statements to include a going concern reference.

Significant Developments

See Item 1. “Business” for a discussion of significant developments in 2008 and 2009.

Results of Operations

We currently classify our continuing consolidated operating revenues as follows:

•	management fees related to services provided to operating and pre-opened communities for unconsolidated ventures and third-party owners;

•	resident fees for consolidated communities;

•	ancillary fees for care provided in certain communities;

•	professional fees from development, marketing and other services; and

•	reimbursed contract service revenue related to unconsolidated ventures and third party owners.

Operating expenses are classified into the following categories:

•	community expense for our consolidated communities, which includes labor, food, marketing and other direct community expense;

•	lease expense for certain consolidated communities;

•	depreciation and amortization;

•	ancillary expense;

•	general and administrative expense related to headquarters and regional staff expenses and other administrative costs;

•	venture expense for asset management and venture accounting;

•	development expense for site selection, zoning, community design, construction management and financing incurred for development communities;

•	impairment of goodwill and intangible assets;

•	write-off of abandoned projects;

•	impairment of communities;

•	provision for doubtful accounts;

•	loss on financial guarantees and other contracts;

•	write-off of unamortized contract costs; and

•	reimbursable contract service expense related to unconsolidated ventures and third-party owners.

Our results of operations for each of the three years in the period ended December 31 were as follows:

				Percent Change
	Year Ended December 31,			2008 vs.	2007 vs.
(In thousands)	2008	2007	2006	2007	2006

Operating revenue:
Management fees	$139,409	$127,830	$117,228	9.1%	9.0%
Buyout fees	621	1,626	134,730	(61.8)%	(98.8)%
Resident fees for consolidated communities	435,580	400,238	379,442	8.8%	5.5%
Ancillary fees	54,633	58,645	56,673	(6.8)%	3.5%
Professional fees from development, marketing and other	59,969	38,855	28,553	54.3%	36.1%
Reimbursed contract services	1,011,431	956,047	911,979	5.8%	4.8%

Total operating revenue	1,701,643	1,583,241	1,628,605	7.5%	(2.8)%

Operating expenses:
Community expense for consolidated communities	335,739	288,180	274,545	16.5%	5.0%
Community lease expense	60,145	62,588	59,046	(3.9)%	6.0%
Depreciation and amortization	51,276	52,701	47,687	(2.7)%	10.5%
Ancillary expense	60,620	68,958	59,029	(12.1)%	16.8%
General and administrative	163,159	181,325	131,473	(10.0)%	37.9%
Venture expense	6,807	7,187	5,516	(5.3)%	30.3%
Development expense	78,305	72,016	63,634	8.7%	13.2%
Impairment of goodwill and intangible assets	121,828	—	—	N/A	N/A
Write-off of abandoned development projects	95,763	28,430	1,329	NM	NM
Impairment of owned communities and land parcels	36,510	7,641	15,049	NM	(49.2)%
Accounting Restatement and Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	30,224	51,707	2,600	(41.5)%	N/A
Restructuring cost	18,065	—	—	N/A	N/A
Provision for doubtful accounts	22,628	8,910	13,965	154.0%	(36.2)%
Loss on financial guarantees and other contracts	5,022	22,005	89,676	(77.2)%	(75.5)%
Write-off of unamortized contract costs	—	—	25,359	N/A	N/A
Reimbursable contract services	1,004,974	956,047	911,979	5.1%	4.8%

Total operating expenses	2,091,065	1,807,695	1,700,887	15.7%	6.3%
Loss from operations	(389,422)	(224,454)	(72,282)	73.5%	NM
Other non-operating income (expense):
Interest income	6,600	9,514	9,476	(30.6)%	0.4%
Interest expense	(21,406)	(6,650)	(6,194)	NM	7.4%
Loss on investments	(7,770)	—	(5,610)	N/A	N/A
Other (expense) income	(21,602)	(6,089)	6,706	NM	NM

Total other non-operating (expense) income	(44,178)	(3,225)	4,378	NM	NM
Gain on the sale and development of real estate
and equity interests	17,374	105,081	51,347	(83.5)%	104.6%
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(13,846)	108,947	43,702	(112.7)%	149.3%
(Loss) income from investments accounted for under the profit sharing method	(1,329)	22	(857)	NM	(102.6)%
Minority interests	8,154	4,470	6,916	82.4%	(35.4)%

(Loss) income before provision for income taxes, discontinued operations and extraordinary loss	(423,247)	(9,159)	33,204	NM	NM
Benefit from (provision for) income taxes	43,483	(9,068)	(17,527)	NM	(48.3)%

(Loss) income before discontinued operations and extraordinary loss	(379,764)	(18,227)	15,677	NM	NM
Discontinued operations, net of tax	(37,284)	(52,048)	(393)	(28.4)%	NM

(Loss) income before extraordinary loss	(417,048)	(70,275)	15,284
Extraordinary loss, net of tax	(22,131)	—	—	N/A	N/A

Net (loss) income	$(439,179)	$(70,275)	$15,284	NM	NM

The following table summarizes our portfolio of operating communities at December 31, 2008, 2007 and 2006:

				Percent Change
	As of December 31,			2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Total communities
Consolidated	62	62	62	0.0%	0.0%
Variable Interest Entities	10	1	—	N/A	N/A
Unconsolidated	203	198	180	2.5%	10.0%
Managed	160	178	180	(10.1)%	(1.1)%

Total	435	439	422	(0.9)%	4.0%

Resident capacity	54,343	53,917	52,170	0.8%	3.3%

Large and unusual items included in net (loss)/income for the three years included the following:

(In millions)	2008	2007	2006

Impairment of goodwill	$(122)	$—	$—
Write-off of abandoned development projects	(96)	(28)	(1)
Loss from discontinued operations	(37)	(52)	—
Impairment of owned communities	(37)	(8)	(15)
Expenses relating to Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	(30)	(52)	(3)
Extraordinary loss due to consolidation of German venture	(22)	—	—
Restructuring costs	(18)	—	—
Write-down of equity investments	(16)	(25)	—
Loss on guarantees related to our condominium project	(3)	(6)	(17)
Loss on guarantees related to The Fountains venture	(2)	—	(22)
Write-off of intangible assets associated with buyout of management contracts	—	—	(25)
Loss on guarantees related to our Germany venture	—	(16)	(50)
Venture recapitalizations and refinancing	21	57	48
Real estate gains deferred from prior years recognized in the current period	8	85	35
Buyout of management contracts	1	2	135

	$(353)	$(43)	$85

Operating Revenue

Management fees

2008 Compared to 2007

Management fees were $139.4 million in 2008 compared to $127.8 million in 2007, an increase of $11.6 million, or 9.1%. This increase was primarily comprised of:

•	$6.8 million increase from fees associated with existing communities of which $4.8 million is attributable to an increase in average daily rates in North America, $2.2 million is attributable to international communities and a decrease of $0.2 million due to lower occupancy;

•	$2.6 million increase in management fees from 17 communities accounted for under the deposit method through July 2007 with no management fee recognition;

•	$4.0 million of expense in 2007 related to a one time refund pursuant to an agreement with a venture partner;

•	$1.4 million increase of fees from communities in the lease-up phase;

•	$1.2 million increase of fees related to Greystone;

•	$2.4 million decrease from terminated management contracts; and

•	$1.9 million decrease in incentive management fees.

2007 Compared to 2006

Management fees were $127.8 million in 2007 compared to $117.2 million in 2006, an increase of $10.6 million, or 9.0%. This increase was primarily comprised of:

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

Buyout fees

In 2008, one management contract was bought out for a fee of $.6 million. In 2007, two management contracts were bought out for a fee of $1.6 million. In 2006, Five Star Quality Care, Inc. (“Five Star”) bought out 18 contracts for a total buyout fee of $134.7 million.

Resident fees for consolidated communities

2008 Compared to 2007

Resident fees for consolidated communities were $435.5 million in 2008 compared to $400.2 million in 2007, an increase of $35.3 million, or 8.8%. This increase was primarily comprised of:

•	$29.8 million from existing consolidated communities primarily resulting from increases in average daily rates;

•	$11.3 million from the consolidation of nine German communities on September 1, 2008;

•	$1.8 million from the addition of three consolidated Canadian communities that were opened during 2008; offset by a

•	$5.2 million decrease from two communities previously accounted for under the financing method of accounting in 2007.

2007 Compared to 2006

Resident fees for consolidated communities were $400.2 million in 2007 compared to $379.4 million in 2006, an increase of $20.8 million, or 5.5%. This increase was primarily comprised of:

•	$17.3 million from existing communities due to an increase in the average daily rate and fees for other services; and

•	$3.4 million from the acquisition of one community.

Ancillary fees

(In millions)	2008	2007	2006

New York Health Care Services	$35.3	$30.6	$25.7
Fountains Health Care Services	5.5	5.9	7.0
International Health Care Services	13.8	13.6	4.8
At Home	—	8.5	19.2

	$54.6	$58.6	$56.7

There was an $8.5 million decrease in revenue in 2008 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007 partially offset by a $4.7 million increase in New York health care services due to increased occupancy and increased utilization of ancillary services by our residents.

There was an $10.7 million decrease in revenue in 2007 that resulted from the deconsolidation of Sunrise At Home in the second quarter of 2007 partially offset by a $4.9 million increase in New York health care services due to increased occupancy and ancillary services and an $8.8 million increase in international health care services due to a full year of operations.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were as follows:

(In millions)	2008	2007	2006

North America	$26.1	$8.2	$4.5
International	18.4	18.9	12.5
Greystone	15.5	11.8	11.6

	$60.0	$38.9	$28.6

2008 Compared to 2007

The $17.9 million increase in North America professional fees from development, marketing and other revenue is due to the net increase of nine communities under development in North America for which we are earning professional fees, from five communities in 2007 to 14 communities in 2008.

2007 Compared to 2006

Professional fees from development, marketing and other revenue was $38.9 million in 2007 compared to $28.6 million in 2006, an increase of $10.3 million, or 36.1% due primarily to the following:

•	$5.2 million in fees for international paid to us by our ventures or venture partners as compensation for either brokering the sale of venture assets or the sale of the majority partner’s equity interest in a venture; and

•	$3.2 million in North American development fees as five communities earned fees throughout all of 2007 compared to only a portion of the year in 2006.

Reimbursed contract services

Reimbursed contract services were $1,011.4 million in 2008, $956.0 million in 2007 and $912.0 million in 2006. The 5.8% increase in 2008 was due primarily to an increase in the number of communities managed during 2008, from 376 in 2007 to 383 (before the consolidation of our nine German communities on September 1, 2008 and the termination of 11 communities at the end of November 2008) and higher costs primarily due to inflation for items such as labor, food, and utilities partially offset by decreased labor costs in Canada as the workers in the communities are no longer our employees but are employed directly by the communities. The increase of 4.8% in 2007 was due primarily to a 4.4% increase in the number of communities managed, from 360 to 376.

Operating Expenses

Community expense for consolidated communities

2008 Compared to 2007

Community expense for consolidated communities was $335.7 million in 2008 compared to $288.2 million in 2007, an increase of $47.6 million, or 16.5%. This increase was primarily comprised of:

•	$26.9 million from existing communities resulting primarily from increased labor, utility, and repairs and maintenance costs;

•	$16.7 million from the consolidation of our nine German communities on September 1, 2008; and

•	$4.0 million from the addition of three Canadian communities that were opened during 2008.

2007 Compared to 2006

Community expense for consolidated communities was $288.2 million in 2007 compared to $274.5 million in 2006, an increase of $13.6 million, or 5.0%. This increase was primarily comprised of:

•	$11.6 million increase from existing communities resulting primarily from increased labor costs; and

•	$2.0 million increase from the acquisition of one community.

Community lease expense

2008 Compared to 2007

Community lease expense decreased $2.4 million or 3.9% primarily due to a decrease in contingent rent of $2.9 million partially offset by a $0.6 million increase in base rent in one community. In 2008, contingent rent was $5.3 million compared to $8.2 million in 2007.

2007 Compared to 2006

Community lease expense was $62.6 million in 2007 as compared to $59.0 million in 2006, an increase of $3.5 million, or 6.0%. This increase was primarily a result of new international communities and increases in contingent rent. Contingent rent was $8.2 million in 2007 as compared to $6.5 million in 2006.

Depreciation and amortization

Depreciation and amortization expense by segment was as follows:

(In thousands)	2008	2007	2006

North America	$44,848	$47,747	$43,985
Greystone	3,249	4,068	3,462
UK and Canada	1,182	750	160
Germany	1,997	136	80

	$51,276	$52,701	$47,687

Depreciation and amortization expense was $51.3 million, $47.3 million and $37.5 million in 2008, 2007 and 2006, respectively, excluding depreciation expense related to properties subject to the deposit method, financing method and profit-sharing method of accounting. See Note 8 to consolidated financial statements.

2008 Compared to 2007

The decrease in depreciation and amortization expense of $1.4 million was primarily comprised of decreases related to $6.1 million of depreciation recorded in 2007 relating to assets accounted for under the deposit method, $1.2 million related to the termination and write-off of certain development and management contracts in 2007 and $1.1 million related to sales of communities partially offset by an increase in depreciation expense of $7.0 million for assets placed in service and consolidated in 2008.

2007 Compared to 2006

Depreciation and amortization expense was $52.7 million in 2007 as compared to $47.7 million in 2006. The increase in depreciation and amortization expense of $5.0 million was primarily comprised of $5.5 million from fixed assets placed in service and the acceleration of certain asset lives and $4.0 million increase in amortization due to an acceleration of certain management contract lives. The increases were partially offset by a $4.5 million decrease related to the sales of communities.

Ancillary expenses

(In millions)	2008	2007	2006

New York Health Care Services	$33.3	$32.7	$23.5
Fountains Health Care Services	5.1	5.7	6.0
International Health Care Services	22.2	21.7	8.9
At Home	—	8.8	20.6

	$60.6	$68.9	$59.0

The decrease in ancillary expenses of $8.3 million, or 12.0%, in 2008 compared to 2007 was primarily due to the deconsolidation of Sunrise At Home in the second quarter of 2007, which reduced these expenses by $8.8 million.

The increase in ancillary expenses $9.9 million, or 16.8% in 2007 compared to 2006 was primarily due to a $15.7 million increase in international health care services due to a full year operations and a $9.4 million increase in New York health care services related to increased volume partially offset by a $11.8 million decrease due to deconsolidation of Sunrise At Home in the second quarter of 2007.

General and administrative

2008 Compared to 2007

General and administrative expense was $163.2 million in 2008 compared to $181.3 million in 2007, a decrease of $18.1 million, or 10.6%. This decrease was primarily the result of a $19.2 million decrease in bonus expense related to our first U.K. venture.

2007 Compared to 2006

General and administrative expense was $181.3 million in 2007 compared to $131.5 million in 2006. The increase in general and administrative expense of $49.9 million, or 37.9%, was primarily comprised of:

•	$29.2 million increase in bonus expense primarily relating to gains at one of our U.K. ventures. During 2007, our first UK venture in which we have a 20% equity interest sold seven communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in earnings in 2007 of approximately $75.5 million. When our UK and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we contractually agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2007, we recorded bonus expense of $27.8 million in respect of the bonus pool relating to the UK venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2007, approximately $18.0 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to our capital contributions and certain loans made by us to the UK and Germany ventures.

•	$2.9 million increase in legal expense related to the our exploration of strategic alternatives and the settlement of litigation;

•	$2.6 million increase related to costs associated with potential acquisitions that we decided not to pursue;

•	$9.0 million increase related to the implementation of outsourcing of our payroll processing function to ADP; and

•	$5.7 million increase in salaries, employee benefits and travel costs as the result of additional employees to support 17 additional communities in 2007.

Venture expense

2008 Compared to 2007

Venture expense was $6.8 million in 2008 compared to $7.2 million in 2007, a decrease of $0.4 million. This decrease was primarily comprised of $0.2 million in salaries and benefits expense and $0.2 million in legal and professional fees.

2007 Compared to 2006

Venture expense was $7.2 million in 2007 compared to $5.5 million in 2006. The increase in venture expense of $1.7 million was primarily comprised of $2.3 million in salaries and benefits partially offset by a decrease of $0.6 million in legal expenses related to potential acquisitions.

Development expense

2008 Compared to 2007

Development expense was $78.3 million in 2008 compared to $72.0 million in 2007, an increase of $6.3 million, or 8.7%. This increase was primarily comprised of:

•	$4.7 million increase from the write-off of prepaid insurance for development projects due to the write-off of three condominium projects and other development projects; and

•	$2.1 million increase in project costs not able to be capitalized as the projects were not considered probable.

2007 Compared to 2006

Development expense was $72.0 million in 2007 compared to $63.6 million in 2006, an increase of $8.4 million, or 13.2%. This increase was primarily comprised of :

•	$2.3 million increase in salaries and benefits resulting from increased staff to support development;

•	$2.6 million increase in travel related to the higher level of development activity;

•	$2.9 million increase in research, legal and other development expenses related to higher level of development activity.

Impairment of goodwill and intangible assets

During 2008, we recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was less than the fair value of the net tangible assets and identifiable intangible assets. See Item 1, “Business — Significant 2008 and 2009 Developments”.

Write-off of abandoned development projects

The write-off of abandoned development projects was $95.8 million in 2008, $28.4 million in 2007 and $1.3 million in 2006. In 2008, we suspended the development of three condominium projects and we wrote off $27.7 million of development costs. Also, based on our decision to decrease our development pipeline, we wrote off approximately $68.1 million of costs related to 215 development projects we discontinued during 2008. The development project write-offs in 2007 primarily relate to the $21.0 million write-off of capitalized development costs for four senior living condominium projects we discontinued due to adverse economic conditions.

Impairment of owned communities and land parcels

During 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that are no longer expected to be developed. During 2007, we recorded an impairment charge of $7.6 million related to two communities in the U.S. During 2006, we recorded an impairment charge of $15.0 million related to six small senior living communities in the U.S.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

We incurred legal and accounting fees of approximately $30.2 million in 2008, $51.7 million in 2007 and $2.6 million in 2006 related to the Accounting Review, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions. The Special Independent committee activities and the accounting restatement were completed during the first quarter of 2008; however, we continue to incur legal fees and related expenses in connection with the SEC investigation and stockholder litigation.

Restructuring cost

During 2008, we initiated a plan to reduce our general and administrative expense, development and venture support head count and certain non-payroll costs. We have eliminated 165 positions in overhead and development, primarily in our McLean, Virginia headquarters and recorded severance expense of $15.2 million. In addition, we vacated part of our office space at our McLean, Virginia headquarters and recorded $2.9 million of expense.

Provision for doubtful accounts

2008 Compared to 2007

The provision for doubtful accounts was $22.6 million in 2008 compared to $8.9 million in 2007, an increase of $13.7 million. The increase is due primarily to reserving $14.2 million for the Fountains operating deficit loan and $0.5 million for the Aston Gardens operating deficit loan, both of which may not be realizable based on current economic conditions.

2007 Compared to 2006

The provision for doubtful accounts was $8.9 million in 2007 compared to $14.0 million in 2006. The decrease of $5.1 million is primarily due to the write-off of an $8.0 million receivable in 2006 resulting from prior fundings under a guarantee which were deemed to be uncollectible partially offset by 2007 write-offs of operating advances to four ventures.

Loss on financial guarantees and other contracts

Loss on financial guarantees and other contracts was $5.0 million in 2008 which was comprised of approximately $2.6 million in construction cost overrun guarantees on the condominium project discussed below and $2.5 million for income support.

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

Write-off of unamortized contract costs

Write-off of unamortized contract costs was $25.4 million in 2006. These costs relate to the buyout of Five Star management contracts.

Reimbursable contract services

Reimbursable contract services were $1,005.0 million in 2008, $956.0 million in 2007 and $912.0 million in 2006. The increase of 5.1% in 2008 was due primarily to an increase in the number of communities managed during 2008, from 376 in 2007 to 383 (before the consolidation of our nine German communities on September 1, 2008 and the termination of 11 communities at the end of November 2008) and higher costs primarily due to inflation for items such as labor, food, and utilities partially offset by decreased labor costs in Canada as the workers in the communities are no longer our employees but are employed directly by the communities. The increase of 4.8% in 2007 compared to 2006 was due primarily to a 4.4% increase in the number of communities managed, from 360 to 376.

Other Non-operating Income (Expense)

2008 Compared to 2007

Total other non-operating expense was $44.2 million and $3.2 million for 2008 and 2007, respectively. The increase in other non-operating expense of $41.0 million was primarily due to:

•	$15.9 million of foreign exchange losses in 2008 compared to $2.3 million of foreign exchange losses in 2007. In 2008, the exchange loss was comprised of $14.2 million in losses related to the Canadian dollar and $1.7 million in losses related to the Euro and British pound;

•	$7.8 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value. The unrealized loss on our investments was based on an analysis of sales discounts achieved in the secondary market and management’s judgment and resulted in an estimated discount of 20% from the face amount of the securities. Due to the uncertainty in the market for auction rate securities, it is reasonably likely that this assumption could change in the future. If the discount used was 10%, the unrealized loss would have been $3.9 million. If the discount used was 30%, the unrealized loss would have been $11.7 million; and

•	$14.8 million increase in interest expense due to increased borrowings and the consolidation of our nine German communities at September 1, 2008.

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

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees. Gains in 2008, 2007 and 2006 are as follows (in millions):

	December 31,
	2008	2007	2006

Properties accounted for under basis of performance of services	$9.6	$3.6	$1.8
Properties accounted for previously under financing method	0.5	32.8	—
Properties accounted for previously under deposit method	0.9	52.4	35.3
Properties accounted for under the profit-sharing method	6.7	—	—
Land and community sales	(0.9)	5.7	5.4
Condominium sales	1.0	—	—
Sales of equity interests and other sales	(0.4)	10.6	8.8

Total gains on the sale and development of real estate and equity interests	$17.4	$105.1	$51.3

During 2008, 2007 and 2006, we recognized pre-tax gains of approximately $8.1 million, $85.2 million and $35.3 million, respectively, related to previous sales of real estate where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement. The gain was recognized in the year those guarantees were released. There is no remaining deferred gain from previous sales of real estate where sale accounting was not achieved.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

	December 31,
(In millions)	2008	2007	2006

Sunrise’s share of earnings (losses) in unconsolidated communities	$(31.0)	$60.7	$(12.0)
Return on investment in unconsolidated communities	33.4	72.7	55.7
Impairment of equity investments	(16.2)	(24.5)	—

	$(13.8)	$108.9	$43.7

Our share of equity in (losses) earnings in unconsolidated communities decreased $91.7 million in 2008 from 2007 primarily due to one venture in the U.K. which had a significant transaction in 2007 whereby a venture in which we have a 20% interest sold six communities to a different U.K. venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the ventures, we recorded earnings in unconsolidated communities of approximately $75.5 million during the third quarter of 2007.

The remaining difference in our share of equity in earnings is primarily the result of an increase between 2008 and 2007 of pre-opening expenses and operating losses during initial lease-up periods.

Our share of equity in earnings and return on investments in unconsolidated communities increased $65.2 million to $108.9 million during 2007 compared to $43.7 million during 2006 primarily due to the 2007 transaction with our venture in the U.K. described above.

Excluding this gain, Sunrise’s share of losses in unconsolidated communities, which is primarily the result of pre-opening expenses and operating losses during the initial lease-up period, remained consistent between 2007 and 2006.

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

During 2008, our return on investment in unconsolidated communities was the result of the following: (1) the expiration of three contractual obligations which resulted in the recognition of $9.2 million of income from the recapitalization of three ventures; (2) receipt of $8.3 million of proceeds resulting from the refinancing of the debt of one of our ventures with eight communities; (3) the recapitalization and refinancing of debt of one venture with two communities which resulted in a return on investment of $3.3 million; and (4) distributions of $12.7 million from operations from investments where the book value is zero and we have no contractual or implied obligations to support the venture.

During 2007, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of a venture sold their majority interest to a new third party, the debt was refinanced, and the total cash we received and the gain recognized was $53.0 million. In another transaction, in conjunction with a sale by us of a 15% equity interest which gain is recorded in “Gain on the sale and development of real estate and equity interests” and the sale of the majority equity owner’s interest to a new third party, the debt was refinanced, and we received total proceeds of $4.1 million relating to our retained 20% equity interest in two ventures, which we recorded as a return on investment in unconsolidated communities.

During 2006, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of two ventures sold their majority interests to a new third party, the debt was refinanced, and the total recorded return on investment to us from this combined transaction was approximately $21.6 million. In another transaction, the majority owner of a venture sold its majority interest to a new third party, the debt was refinanced, and the total return on investment to us was $26.1 million.

During 2008, we wrote-down our equity investments in our Fountains and Aston Gardens ventures by $10.7 million and $4.8 million, respectively.

During 2007, we wrote-down equity investments in four unconsolidated ventures. The majority of the charge related to our investment in Aston Gardens, a venture which acquired six senior living communities in Florida in September 2006. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results are insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us, except for monthly principal payments during the term of the debt. Based on our assessment, we determined that our investment is impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007.

(Loss) Income from Investments Accounted for Under the Profit Sharing Method

(Loss) income from investments accounted for under the profit sharing method was as follows:

	December 31,
	2008	2007	2006

Revenue	$16,635	$23,791	$19,902
Expenses	(12,056)	(17,450)	(16,528)

Income from operations before depreciation	4,579	6,341	3,374
Depreciation expense	—	—	—
Distributions to other investors	(5,908)	(6,319)	(4,231)

(Loss) income from investments accounted for under the profit-sharing method	$(1,329)	$22	$(857)

Minority Interests

Minority interests were $8.2 million, $4.5 million and $6.9 million in 2008, 2007 and 2006, respectively. The change was due primarily to increased expenses incurred by the Greystone development entities that we consolidate and the consolidation of our Germany venture beginning September 1, 2008.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $43.5 million, $(9.1) million and $(17.5) million in 2008, 2007 and 2006 respectively. Our effective tax benefit (rate) was 10.3%, (98.9)% and (52.8)% in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, our net deferred tax liabilities were $2.8 million and $49.0 million, respectively and at December 31, 2008 and 2007, we had a total valuation allowance against deferred tax assets of $138.8 million and $12.4 million, respectively. The effective tax rate in 2008 is significantly impacted by the increase in the valuation allowance as of December 31, 2008 as we determined that as of the end of 2008, we are no longer able to conclude that it is more likely than not that net deferred tax assets will be realized. In 2008 the effective tax rate was significantly impacted by the write-off of goodwill that was partially non-deductible for tax purposes.

Discontinued Operations

Discontinued operations consist of our Trinity subsidiary which ceased operations in December 2008 and is in the process of being dissolved and liquidated, in addition to two communities sold in 2008 for which we have no continuing involvement. The related tax benefit associated with discontinued operations was $18.3 million and $0.3 million for 2007 and 2006, respectively. There was no related tax benefit associated with our discontinued operations as we expect to have a net operating loss carryforward as of December 31, 2008.

Extraordinary Loss

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option to acquire our German venture is a “reconsideration event” and we determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets be reported as a non-cash extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to a business with intangible value and therefore, we recorded a non-cash pre-tax extraordinary loss of $22.1 million. There was no related tax benefit associated with our extraordinary loss as we expect to have a net operating loss carryforward as of December 31, 2008.

Liquidity and Capital Resources

Overview

We had $29.5 million and $138.2 million of unrestricted cash and cash equivalents at December 31, 2008 and December 31, 2007, respectively. To date, we have financed our operations primarily with cash generated from operations and both short-term and long-term borrowings.

In connection with our development ventures, we have provided project completion and operating deficit guarantees to venture lenders, and, in some cases the ventures themselves. These financial guarantees are designed to assure completion of development projects in the event of cost overruns, and, after depletion of reserves established in the loan agreements, guarantee principal and interest during the term of the guarantee. At December 31, 2008, we had committed funding for 26 communities under construction in North America and the U.K. (not including two additional projects, both of which are wholly-owned). Of these communities under construction three communities in the U.S. are wholly owned and the rest are in development ventures. We are not in compliance with the terms of many of these construction loans, and, as a result the lenders could cease funding the projects. We are working with our lenders and venture partners to address the defaults, and we have explained to these lenders that we do not believe that there will be material cost overruns and that there are adequate established reserves to fund the lease-up period once the projects are completed. We believe, and have stated to our lenders that, in our opinion, the best course of action for all parties, including the lenders, is to continue to fund these projects through completion. There can be no assurance that these lenders will continue to fund the construction and development of these projects. We estimate that it will cost approximately $251 million to complete the 26 communities we have under construction (excluding two projects that are suspended) as of December 31, 2008. The two projects under construction that did not yet have debt financing as of December 31, 2008, are currently suspended and have a carrying value of $38.1 million and estimated costs to complete of approximately $51.7 million for a total estimated cost of $89.8 million. Construction of these two projects has been suspended until we can obtain suitable construction financing. We believe that we will have no further equity contributions for projects under construction (excluding the two suspended projects) as of December 31, 2008, assuming the lenders continue to fund existing construction loan financing commitments.

We agreed with our U.S. development partners to suspend four construction projects scheduled to start in the fourth quarter of 2008 and we and our partners are evaluating our alternatives for these projects. We had no U.S. construction starts in the fourth quarter of 2008. We and our U.K. development partner declined to proceed with a land closing for which construction financing was not yet available. We do not expect to commence construction of any projects in the U.S. and only two projects in the U.K. in 2009. We plan to reduce our U.S. development group from 70 people to less than 10 people through June 30, 2009 as a result of our decision to scale back our development activities for 2009.

In 2008, we suspended the development of three condominium projects and we wrote-off approximately $27.7 million of development costs. Also in 2008, based on our decision to decrease our development pipeline, we wrote off approximately $68.1 million of costs relating to 215 development projects we discontinued during 2008. Our remaining balance of construction in progress at December 31, 2008 is $88.9 million, consisting of $82.9 million related to three wholly owned projects under construction (including two projects that have been suspended pending obtaining suitable construction financing) and $6.0 million relating to a condominium renovation project.

We intend to sell 19 land parcels which have a carrying value of $70.8 million and related debt of $34.3 million. Certain of these land loans are in default. Nine of these land parcels which met all of the criteria to be classified as held for sale at December 31, 2008 are recorded at a fair value of $46.0 million in the “Assets Held for Sale” portion of the Consolidated Financial Statements.

We do not intend to begin construction in the United States in 2009 and we have only two construction starts projected for the U.K. in 2009. We do not contemplate funding new seed capital projects related to our Greystone subsidiary at least until the bond financing markets improve. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months as discussed in more detail below.

During October and November of 2008, we received federal income tax refunds of $30.1 million. Additional tax refunds of approximately $27 million related to the filing of our federal, state and foreign tax returns for 2008 and 2007 are anticipated to be received during 2009.

Germany Venture

From 2003 through 2006, we invested $13.1 million for our portion of the equity required for our Germany venture. Our partner invested $52.4 million. Our equity investment was reduced to zero by December 31, 2006 due to start-up losses recorded from 2003 through 2006 and, accordingly, we had no investment carrying value. In 2006, we recorded a $50.0 million loss for expected payments under financial guarantees (operating deficit guarantees) given to lenders to our nine German communities. In 2007, we recorded an additional loss of $16.0 million for a cumulative loss of $66.0 million for expected future non-recoverable payments under financial guarantees. On September 1, 2008, we paid €3.0 million ($4.6 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We exercised our option in January 2009 and acquired a controlling interest of 94.9%. Also on September 1, 2008, we entered into an agreement with our partner that gave us permission to immediately pursue potential restructuring of loans with venture lenders, pursue potential sales of some or all of the nine communities in the venture and to merge certain subsidiaries of the venture to improve operational efficiencies and reduce VAT taxes paid. Our decision to purchase this option was based on the fact that we had 100% of the risk for the Germany venture but did not have control and had only 20% of the equity ownership. Neither the purchase of the option nor the exercise of the option altered our obligation under any financial guarantees for which we are responsible or altered any of the recourse/non-recourse provisions in any of the loans.

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option is a “reconsideration event” and we determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at current fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets is required to be reported as an extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to the acquisition of a business with intangible value and therefore, we recorded a non-cash extraordinary pre-tax loss of $22.1 million.

After our purchase of the option, we restructured the debt for four of the nine communities. As a result of the debt restructuring, the lender assigned a participation interest in the loan to us in the amount of €30.2 million ($44.3 million) for a purchase price of $6.388 million in cash and a note that has full recourse to Sunrise Senior Living, Inc. in the amount of $25.6 million, resulting in a discount of $12.3 million. The remaining debt balance due to the lender after the participation is €50.0 million ($73.4 million), which is non-recourse to us, except we have guaranteed the debt to the extent that the sale price of the four Germany communities securing the debt is less than a stipulated release price for each community. The fair value of the communities approximates the €50.0 million due to the lender.

For the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. We have not guaranteed repayment of the remaining principal balance due upon maturity.

We closed the Reinbeck community, which is one of the four properties with a minimum release price, in January 2009. We are marketing the Reinbeck community for sale. If the Reinbeck community is sold for less than the minimum release price, we would be obligated to pay the difference between the minimum release price and sale price to the lender. We have also closed our Hannover community, and we are marketing this property, as well. The loan on the Hannover community is non-recourse to us, but there is an operating deficit guarantee until debt maturity. Our guarantee of scheduled principal and interest payments for the Hannover community through 2011 is as follows (in thousands):

2009	€1,718	$2,421
2010	1,183	1,667
2011	1,013	1,428

	€3,914	$5,516

Our estimated future fundings to our German operations for operating losses are as follows (in thousands):

2009	€10,471	$14,758
2010	5,482	7,727
2011	1,781	2,510
2012	—	—

	€17,734	$24,995

Scheduled principal repayments of our Germany venture debt also are included in the Long-Term Debt table in the next section.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. We recently entered into standstill agreements with our lenders to eight of our nine German communities. Pursuant to such standstill agreements such lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or through March 31, 2009. On December 24, 2008 and February 20, 2009, we described in our Current Reports on Form 8-K, the standstill agreements with Natixis, London Branch, relating to our communities in Hannover and Munich, Germany. The other standstill agreements were not material to us and, therefore, were not separately disclosed by us. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

Long-Term Debt and Bank Credit Facility

At December 31, 2008, we had $636.1 million of outstanding debt with a weighted average interest rate of 4.3%. Of the outstanding debt we had $5.4 million of fixed-rate debt with a weighted average interest rate of 6.8% and $630.8 million of variable rate debt with a weighted average interest rate of 4.3%. Principal maturities of long-term debt at December 31, 2008 are as follows (in thousands):

		Mortgages,		Variable	Germany
	Bank Credit	Wholly-Owned	Land	Interest	Venture
	Facility	Properties	Loans	Entity Debt	Debt	Other	Total

2009	$95,000	$86,346	$34,327	$23,905	$185,901	$46,970	$472,449
2010	—	37,217	—	—	—	—	37,217
2011	—	2,364	3,080	—	—	—	5,444
2012	—	15,033	—	—	—	—	15,033
2013	—	100,539	—	—	—	—	100,539
Thereafter	—	5,449	—	—	—	—	5,449

	$95,000	$246,948	$37,407	$23,905	$185,901	$46,970	$636,131

In addition to the amounts due under our Bank Credit Facility, the 2009 maturities include mortgages due on two wholly owned communities (one for $5.1 million and one for $39.9 million) and mortgage debt on three wholly owned communities that are currently in default as we have failed to comply with various financial covenants (one for $2.9 million, one for $5.1 million and one for $31.2 million); $34.3 million in land loans related to properties we intend to sell, $23.9 million of debt related to variable interest entities as the debt is in default; $12.4 million of principal payments related to the debt of our German communities that is due in 2009 and the remaining amount of the German venture debt which is classified as current as it is in default as we have stopped paying monthly interest and principal payments in 2009; a $21.4 million margin loan collateralized by auction rate securities with a book value of $31.1 million and a $25.6 million loan which is related to our German communities and is in default as we intend to stop paying monthly interest payments in 2009.

Bank Credit Facility

On January 31, February 19, March 13, July 23, November 6, 2008 (“Ninth Amendment”) and January 20, 2009 (“Tenth Amendment”), we entered into further amendments to our Bank Credit Facility. These amendments, among other things:

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with the financial covenants through March 30, 2009.

Our Bank Credit Facility contains various financial covenants and other restrictions, including provisions that (1) require us to meet certain financial tests; (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ abilities to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity, without lender consent.

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

In the Ninth and Tenth Amendments, the Bank Credit Facility provided that:

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so;

•	effective on the date of the Ninth Amendment, the borrowing rate in US dollars, was LIBOR plus 3.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 2.25% (through the end of the then-current interest period). Notwithstanding anything to the contrary in the Bank Credit Facility, the minimum rate upon which interest could accrue upon any of the loans at any time could not be less than 5% per annum;

•	effective on the date of the Tenth Amendment, the borrowing rate in US dollars, will be LIBOR plus 4.75% Eurodollar Rate Loans and Base Rate (as defined in the Tenth Amendment) plus 3.25% for Base Rate Loans (5.18% at December 31, 2008);

•	there can be no additional borrowings and no issuances of any new letters of credit until April 1, 2009, and then only if we achieve compliance with the financial covenants of the loan documents;

•	compliance with the financial covenants of the Bank Credit Facility from December 30, 2008 through March 30, 2009 is waived;

•	triggering of the cross default section of the Bank Credit Facility through March 30, 2009 for certain events of default which might occur under other credit facilities is waived; and

•	we make principal repayments to lenders of $1.5 million and a modification fee of $0.4 million.

The Tenth Amendment also modifies certain negative covenants to limit our ability, among other things to (i) pledge certain assets or grant consensual liens on such assets; (ii) incur additional indebtedness; and (iii) dispose of real estate, improvements or other material assets.

In the event that we are unable to revise and restructure our Bank Credit Facility before March 30, 2009, the lenders under the amended Bank Credit Facility could, among other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility, require us to replace or provide cash collateral for the outstanding letters of credit. In the event of an acceleration of our Bank Credit Facility, we may not be able to make a full repayment of our outstanding borrowings.

As of December 31, 2008, we had no borrowing availability under the Bank Credit Facility. With our cash balance of approximately $26.1 million at December 31, 2008 we cannot be certain of sufficient liquidity through March 30, 2009 and beyond to operate the business. Borrowings under our Bank Credit Facility are considered short-term debt in our consolidated financial statements.

We paid the lenders aggregate fees of approximately $2.5 million for entering into these 2008 amendments.

New Mortgage Financing in 2008

On May 7, 2008, 16 of our wholly owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the Lender assigned the mortgage loans to Fannie Mae. The Borrowers must repay the mortgage loans in monthly installments of principal and variable interest. Principal payments are based on a 30-year amortization schedule using an interest rate of 5.92%. Variable monthly interest payments are in an amount equal to (i) one third (1/3) of the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12). The maturity date on which the mortgage loans must be repaid in full is June 1, 2013.

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

Other

Certain of our ventures have financial covenants that are based on the consolidated results of Sunrise Senior Living, Inc. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. The failure to comply with financial covenants in accordance with the obligations of the relevant credit facilities or ancillary documents could be an event of default under such documents, and could allow the financial institutions who have extended credit pursuant to such documents to seek the remedies provided for in such documents.

Guarantees

In connection with our development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. As guarantees entered into in connection with the sale of real estate prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

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

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2008 and fundings during 2008 are as follows (in thousands):

					Fundings
		FIN 45	FAS 5	Total	From
		Liability	Liability	Liability	January 1,
		for Future	for Future	for Future	2008
	Maximum Potential	Fundings at	Fundings at	Fundings at	Through
	Amount of Future	December 31,	December 31,	December 31,	December 31,
Guarantee Type	Fundings	2008	2008	2008	2008

Debt repayment	$1,510	$169	$—	$169	$—
Operating deficit	Uncapped	947	—	947	20,426
Operating deficit for Germany	Uncapped	—	—	—	20,038
Income support	Uncapped	740	11,991	12,731	7,000
Other		—	125	125	125

Total		$1,856	$12,116	$13,972	$47,589

As of September 1, 2008, the operating deficit guarantees for Germany are no longer reported as financial guarantees due to the consolidation of this venture for financial reporting purposes. See further discussion in Note 9.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. The management fees for the years 2008 and 2007 were $3.2 million and $3.7 million, respectively.

At loan inception, we provided the lender a guarantee of monthly principal and interest payments and during 2008, we made payments under this guarantee since the venture did not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan in a capital or refinancing event prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through December 31, 2008, we have funded $6.2 million under this guarantee.

Fountains

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (6.68% at December 31, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of the other venture debt. Through December 31, 2008, we have funded $14.2 million under this operating deficit guarantee which has been fully reserved. These advances under the operating deficit guarantee are in addition to what we have funded during 2008 under our income support guarantee to our venture partner, which also have been fully reserved. The default was taken into consideration by the venture when testing its assets for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the book value of the venture’s assets exceeds the fair value by approximately $52 million.

Based on that estimate, we recorded our proportionate share of the impairment, or approximately $10.3 million during 2008.

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement, the management agreement and our agreement with our venture partner. We have requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009 the lender has not yet agreed to our request for a standstill agreement through March 31, 2009.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties (see further discussion in Note 8). The sales are being accounted for under the profit-sharing method as discussed above. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $50.8 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.8 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2008, 2007 and 2006, we recorded losses of approximately $2.8 million, $6.0 million and $17.2 million, respectively, due to this commitment. Through December 31, 2008, we have funded a total of $49.8 million to the venture. Construction of this project was substantially complete at December 31, 2008. To the extent that the pace of sales of condominium units is slower than anticipated or if we are unable to realize the prices projected for the condominium units, we could be subject to additional losses. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

Other Guarantees

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.2 billion at December 31, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2008, the remaining liability under this obligation is $49.6 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Agreements with Marriott International, Inc.

Our agreements with Marriott related to our purchase of MSLS in 2003 provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.9 million at December 31, 2008). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Standstill Agreement for Sunrise of Hannover, Germany

On December 18, 2008, Natixis, London Branch, in its capacity as agent and security trustee for certain lenders under a loan agreement for our community in Hannover, Germany, dated March 13, 2006, sent us a demand letter requesting that we pay an amount of €11,224,376 corresponding to the “Cash Flow Deficit” pursuant to the Funding Obligations under the loan. As previously disclosed, on December 24, 2008, we entered into a Pre-Negotiation and Standstill Agreement (the “Hannover Standstill Agreement”) with Natixis, London Branch, as agent. Pursuant to the terms of the Hannover Standstill Agreement, the Agent agreed, inter alia, to commence discussions and negotiations with us and the Borrower relating to certain obligations of us and the Borrower under the Loans and the Funding Obligations, and to not commence or prosecute any action or proceeding to enforce its demand for payment by us of the Cash Flow Deficit prior to the occurrence of an event of default, as defined in the Hannover Standstill Agreement, or March 31, 2009. Sunrise Senior Living and Natixis also entered into a Standstill Agreement (the “Hannover Borrower Standstill Agreement”) dated December 23, 2008, which agreement is governed by the laws of the Federal Republic of Germany, pursuant to which the Agent agreed, inter alia, not to enforce any of its acceleration and prepayment rights under the Loans prior to the occurrence of an event of default, as defined in the Hannover Borrower Standstill Agreement, or March 31, 2009.

Standstill Agreement for Sunrise of Munich, Germany

On February 13, 2009, Natixis, London Branch, in its capacity as agent and security trustee for certain lenders under a loan agreement for our community in Munich, Germany, dated March 24, 2006, sent us a demand letter requesting that we pay an amount of €8,076,878 corresponding to the “Cash Flow Deficit” pursuant to the Funding Obligations under the loan. On February 19, 2009, we entered into a Pre-Negotiation and Standstill Agreement (the “Munich Standstill Agreement”) by and among us and Natixis, London Branch. Pursuant to the terms of the Munich Standstill Agreement, the Agent agreed, inter alia, to commence discussions and negotiations with us and the Borrower relating to certain obligations of us and the Borrower under the Loans and the Funding Obligations, and to not commence or prosecute any action or proceeding to enforce its demand for payment by us of the Cash Flow Deficit prior to the occurrence of an event of default, as defined in the Munich Standstill Agreement, or March 31, 2009. Sunrise Senior Living and Natixis also entered into a Standstill Agreement (the “Munich Borrower Standstill Agreement”) dated February 19, 2009, which agreement is governed by the laws of the Federal Republic of Germany, pursuant to which the Agent agreed, inter alia, not to enforce any of its acceleration and prepayment rights under the Loans prior to the occurrence of an event of default, as defined in the Munich Borrower Standstill Agreement, and shall expire on March 31, 2009 (unless terminated earlier pursuant to the provisions of the Munich Borrower Standstill Agreement).

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. See Note 17 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of long-term debt, equity investments in unconsolidated entities and future minimum lease payments at December 31, 2008 are as follows (in thousands):

	Payments due by period
					More
		Less Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$541,131	$377,449	$42,661	$115,572	$5,449
Bank Credit Facility	95,000	95,000	—	—	—
Greystone seed capital	3,199	3,199	—	—	—
Equity investments in unconsolidated entities	10,359	7,561	2,798	—	—
Operating leases	507,005	63,335	124,591	116,241	202,838

Total	$1,156,694	$546,544	$170,050	$231,813	$208,287

Greystone Seed Capital

Greystone, our wholly owned subsidiary, sponsors joint venture partnerships to provide a portion of the pre-finance development capital for the development of senior living communities. We typically invest 50% of the required capital in these partnerships whose objective is to realize a development fee from the development services agreement and these seed capital entities are consolidated by us. Through December 31, 2008, we have invested $27.8 million in seed capital ventures and have outstanding commitments of approximately $3.2 million. The expenditures of these seed capital entities are expensed as incurred for financial reporting purposes.

When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees of generally between 50% and 75% of their investment. The proceeds from the investment are used to pay Greystone to perform necessary planning, development activities, obtain governmental approval, licenses and building permits, coordinate the selection of architects, engineers and design professionals, develop a marketing program, supervise the marketing and leasing of the senior living community project.

Cash Flows

Our primary sources of cash from operating activities are from management fees, professional fees, from monthly fees and other billings from services provided to residents of our consolidated communities and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities, development expenses and general and administrative expenses. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement of these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

In 2008, 2007 and 2006, we billed and collected $13.2 million, $28.2 million and $21.6 million, respectively, of Greystone development fees, of which $7.8 million, $26.4 million and $15.1 million, respectively, was deferred and will be recognized when the contract is completed. Included in the $88.7 million of deferred gains on the sale of real estate and deferred revenues at December 31, 2008 is $62.4 million related to Greystone and $25.7 million of cash received related to our real estate transactions for Sunrise development properties that are accounted for in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Net cash (used in) provided by operating activities was $(123.9) million and $128.5 million in 2008 and 2007, respectively. During 2008, net working capital used cash of $48.5 million as opposed to providing cash of $45.3 million in 2007. In 2008, the use of cash primarily relates to the payment of accounts payable and other accrued expenses. In addition, distributions of earnings from unconsolidated subsidiaries were $135.6 million less in 2008 as compared to 2007.

Net cash provided by operating activities was $128.5 million and $117.5 million in 2007 and 2006, respectively. In 2007, cash flows provided by operations was primarily due to distributions from equity method investments from venture recapitalizations and cash flows from operations. In 2006, cash flows provided by operations were positively influenced by a significant increase in self-insurance liabilities, which were offset by a significant increase in due from unconsolidated communities. We have placed emphasis on improved management of amounts due from unconsolidated communities and expect to see reductions in this working capital item in future periods.

Net cash used in investing activities was $172.5 million and $248.5 million in 2008 and 2007, respectively, a decrease of $76.0 million. In 2008, we slowed our development pace resulting in a decrease in capital expenditures from $244.8 million in 2007 to $177.2 million in 2008. During 2008, we funded $57.9 million for our senior living condominium project, with no corresponding outflow in 2007. In 2008, we had no asset acquisitions, compared to $49.9 million in 2007. Restricted cash decreased by approximately $73.6 million in 2008 compared to 2007 due in part to the net purchase of $38.9 million of auction rate securities using restricted cash in our insurance captive and due to refunds made to our venture partners from changes to our self insurance liabilities from reassessment of the actuarial liabilities.

Net cash used in investing activities was $248.5 million and $258.9 million in 2007 and 2006, respectively. In 2007, we decreased our investment in unconsolidated communities by $48.1 million, receipts from the sale of property decreased by $22.9 million and restricted cash increased by $10.4 million.

Net cash provided by financing activities was $187.7 million and $176.3 million in 2008 and 2007, respectively, resulting primarily from $9.9 million in net increased borrowings. The significant sources of new financing in 2008 were new mortgage debt related to 16 of our wholly-owned subsidiaries ($106.7 million), construction debt for one community under development ($31.2 million), and a margin loan collateralized by auction rate securities ($21.4 million).

Net cash provided by financing activities was $176.3 million and $78.3 million in 2007 and 2006, respectively. Activities included additional borrowings in 2007 and 2006 of $143.6 million and $54.1 million, respectively, offset by debt repayments in 2007 and 2006 of $16.1 million and $40.9 million, respectively. The additional borrowings were used to fund our operations and continued development of senior living communities.

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

Maturity Date	Fixed Rate	Variable Rate
Through December 31,	Debt	Debt

2009	$1,365	$375,045
2010	—	133,256
2011	—	5,444
2012	—	15,033
2013	—	100,539
Thereafter	4,017	1,433

Total Carrying Value	$5,382	$630,750

Average Interest Rate	6.8%	4.3%

Estimated Fair Market Value	$5,416	$613,085

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuation; however, we may pursue hedging alternatives in the future. At December 31, 2008, our wholly owned subsidiaries have net U.S. dollar equivalent assets (liabilities) of $(21.6) million, $18.9 million and $(34.6) million in Canadian dollars, British pounds and Euros, respectively. We recorded $15.9 million, net, in exchange losses in 2008 ($14.2 million in losses related to the Canadian dollar and $1.7 million in losses related to the Euro and British pound).

At December 31, 2008, we had approximately $630.7 million of floating-rate debt (including floating rate debt that may be subject to a rate cap as discussed below) at a weighted average interest rate of 4.32%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. On May 7, 2008, 16 of our wholly owned subsidiaries (the “Borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Lender”) as lender and servicer pursuant to 16 separate cross-collateralized , cross-defaulted mortgage loans (collectively, the “mortgage loans”). In connection with the mortgage loans, we entered into interest rate protection agreements that provide for payments to us in the event the LIBOR rate exceeds 5.6145% pursuant to an interest rate cap purchased on May 7, 2008, by each Borrower from SMBC Derivative Products Limited. The LIBOR rate approximates, but not exactly equal to the “Discount” rate that is used in determining the interest rate on the mortgage loans, consequently, in the event the “Discount” rate exceeds the LIBOR rate, payments under the interest rate cap may not afford the Borrowers complete interest rate protection. The Borrowers purchased the interest rate cap for an initial period of three years for a cost of $0.3 million (including fees) and have placed in escrow the amount of $0.7 million to purchase additional interest rate caps to cover years four and five of the mortgage loans which amount will be returned to us in the event the mortgage loans are prepaid prior to the end of the third loan year. A one-percent change in interest rates would increase or decrease annual interest expense by approximately $6.3 million based on the amount of floating-rate debt at December 31, 2008. A five-percent change in interest rates would increase or decrease annual interest expense by approximately $28.9 million based on the amount of floating-rate debt at December 31, 2008.

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

In 2008 and 2007, we recorded an impairment charge of $9.8 million and $56.7 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008 (see Note 21). This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was less than the fair value of the net tangible assets and identifiable intangible assets.

The remaining goodwill at December 31, 2008 of $39.0 million relates to our Greystone subsidiary, which is not considered impaired as the entity has net liabilities due to the cumulative deferral of $62.4 million of development fees and the fair value of the entity is in excess of the net liabilities. As Greystone’s contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract.

Nature of Estimates Required — Investments in Ventures.  We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. The equity interest in these ventures generally ranges from 10% to 50%.

Our investments in ventures accounted for using the equity and cost methods of accounting are impaired when it is determined that there is “other than a temporary” decline in the fair value as compared to the carrying value of the venture or for equity method investments when individual long-lived assets inside the venture meet the criteria specified above. A commitment to a plan to sell some or all of the assets in a venture would cause a recoverability evaluation for the individual long-lived assets in the venture and possibly the venture itself. Our evaluation of the investment in the venture would be triggered when circumstances indicate that the carrying value may not be recoverable due to loan defaults, significant under performance relative to historical or projected future operating performance and significant industry or economic trends.

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

Assumptions and Approach Used for Self-Insured Risks.  We record outstanding losses and expenses for the Self-Insured Risks and for our health and dental plans based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2008, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined. While a single value is recorded on Sunrise’s balance sheet, loss reserves are based on estimates of future contingent events and as such contain inherent uncertainty. A quantification of this uncertainty would reflect a range of reasonable favorable and unfavorable scenarios. Sunrise’s annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

Sensitivity Analysis for Self-Insured Risks.  The recorded liability for Self-Insured Risks was approximately $103.3 million at December 31, 2008. The expected liability is based on a 50% confidence level. If we had used a 75% confidence level, the recorded liability would be approximately $17 million higher. If we had used a 90% confidence level, the recorded liability would be approximately $37 million higher.

We share any revisions to prior estimates with the communities participating in the insurance programs based on their proportionate share of any changes in estimates. Accordingly, the impact of changes in estimates on Sunrise’s income from operations would be much less sensitive than the difference above.

Assumptions and Approach Used for Health and Dental Plans.  For our self-insured health and dental plans, we record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims and is based on the recommendations of an independent actuary. The variability in the liability for unpaid claims including incurred but not yet reported claims is much less significant than the self insured risks discussed above because the claims are more predictable as they generally are known within 90 days and the high and the low end of the range of estimated cost of individual claims is much closer than the workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks discussed above.

Sensitivity Analysis for Self-Insured Health and Dental Plan Costs.  The liability for self insured incurred but not yet reported claims for the self insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $12.9 million and $9.9 million at December 31, 2008 and 2007, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2008, but actual claims may differ. We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

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

Assumptions.  In determining whether we are the primary beneficiary of a VIE, we must make assumptions regarding cash flows of the entity, expected loss levels and expected residual return levels. The probability of various cash flow possibilities is determined from business plans, budgets and entity history if available. These cash flows are discounted at the risk-free interest rate. Computations are then made based on the estimated cash flows of the expected losses and residual returns to determine if the entity is a variable interest entity and, if so, to determine the primary beneficiary. Changes in estimated cash flows and the probability factors could change the determination of the primary beneficiary and whether there is a requirement to consolidate a VIE.

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

Assumptions and Approach Used.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is “more likely than not” the deferred tax assets will not be realized, we would be required to establish a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. SFAS No. 109 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	Nature, frequency, and severity of current and cumulative financial reporting losses — A pattern of objectively measured recent financial reporting losses is a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•	Sources of future taxable income — Future reversals of existing temporary differences are verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence but such projections are more subjective and when such projections are combined with a history of recent losses it is difficult to reach verifiable conclusions and, accordingly, we give little or no weight to such projections when combined recent financial reporting losses; and

•	Tax planning strategies — If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

We have experienced significant losses in 2007 and 2008. As indicated above, in making our assessment of the realizability of tax assets we assess reversing temporary differences, available tax planning strategies and estimates of future taxable income. We more heavily weight recent financial reporting losses and, accordingly, as of December 31, 2008 have given little or no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences. Tax planning strategies have been considered historically but due to the significant net operating loss carryforwards as of December 31, 2008 we have not considered such strategies to be reasonably viable. As a result of changes in judgment on the realizability of future tax benefits, a valuation allowance was established on all deferred tax assets net of reversing deferred tax liabilities.

At December 31, 2008 and 2007, our deferred tax assets, net of the valuation allowances of $138.8 million and $12.4 million, respectively, were $112.9 million and $137.3 million, respectively. At December 31, 2008 and 2007, our deferred tax liabilities were $115.7 million and $186.3 million, respectively, and therefore the net deferred tax liabilities recorded were $2.8 million and $49.0 million as of December 31, 2008 and 2007, respectively.

A return to profitability by us in future periods may result in a reversal of the valuation allowance relating to certain recorded deferred tax assets.

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

(b) the position is “effectively settled” where the likelihood of the taxing authority reopening the examination of that position is remote; or

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

Assumptions.  In determining whether a tax benefit can be recorded, we must make assessments of a position’s sustainability and the likelihood of ultimate settlement with a taxing authority. Changes in our assessments would cause a change in our recorded position and changes could be significant. As of December 31, 2008 and 2007, we had recorded liabilities for possible losses on uncertain tax positions including related interest and penalties of $16.3 million and $14.6 million, respectively.

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

In 2006, we recorded a loss of $50.0 million for our expected loss on the operating deficit guarantees we have for our German communities and a loss of $22.0 million for our expected loss on a guarantee of a specified level of net operating income to the Fountains venture. Due to continued deteriorating operating performance of our communities in Germany in 2007 we revised our estimated liability for operating deficit guarantees and as a result, we recorded additional expense of $16.0 million. Our loss on the operating deficit guarantees for our German communities was based on projections spanning numerous years. It is highly susceptible to future adverse change and such changes could have had a material impact on our financial condition and results of operations. On

September 1, 2008, we began to consolidate our German communities and therefore, eliminated our liability associated with the guarantees.

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

Changes in assumptions or estimates could materially affect the determination of fair value of an asset. The following key assumptions to our income approach include:

•	Business Projections — We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the communities using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•	Growth Rate — A growth rate is used to calculate the terminal value of the business, and is added to budgeted earnings before interest, taxes, depreciation and amortization. The growth rate is the expected rate at which earnings is projected to grow beyond the planning period;

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect our assumptions regarding pricing estimates for our communities and services. These macro-economic assumptions include, but are not limited to, industry projections, inflation, interest rates, price of labor, and foreign currency exchange rates; and

•	Discount Rates — When measuring a possible loss, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

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

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not fully predictable. Various legal actions, claims and proceedings are pending against us, some for specific matters describe in Note 17 to the financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we are not able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. At December 31, 2007, we had recorded an accrual of $6.0 million for our estimated exposure to loss related to the Trinity OIG Investigation and qui tam action. In the fourth quarter of 2008, we revised our estimate and reduced our accrual in this matter to $1.0 million. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

New Accounting Standards

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008 for financial instruments. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

SFAS 157 was applied prospectively beginning January 1, 2008 and therefore there was no adjustment to our financial statements as a result of adopting SFAS 157.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. There was no adjustment to our recorded tax liability as a result of adopting FIN 48.

We adopted the FASB’s Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (“EITF 06-8”) on January 1, 2007. EITF 06-8 states that in assessing the collectability of the sales price pursuant to paragraph 37 (d) of FAS No. 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible in order for profit to be recognized under the percentage of completion method. If the initial and continuing investment is not adequate, then the deposit method of accounting should be used. We account for one investment in a condominium venture under the profit sharing method of accounting. We do not apply the percentage of completion method of accounting for sales as deposits are fully refundable. There was no adjustment to our financial statements as a result of adopting EIFT 06-8.

Future Adoption of Accounting Standards

We will adopt SFAS 157 for non-financial assets and non-financial liabilities as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. We are evaluating the impact that SFAS 157 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs will no longer be included in the measurement of the business acquired and instead will be expensed as incurred. SFAS 141R applies prospectively to business combinations and earlier adoption is prohibited. We will adopt SFAS 141R effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective as of January 1, 2009. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We do not expect FSP FAS 133-1 and FIN 45-4, effective January 1, 2009, to have a material impact on our consolidated financial position or results of operations.

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

Item 8.	Financial Statements and Supplementary Data

The following information is included on the pages indicated:

Page

Sunrise Senior Living, Inc.
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets	81
Consolidated Statements of Income	82
Consolidated Statements of Changes in Stockholders’ Equity	83
Consolidated Statements of Cash Flows	84
Notes to Consolidated Financial Statements	85
PS UK Investment (Jersey) LP*
PS Germany Investment (Jersey) LP*
AL US Development Venture, LLC*
Metropolitan Senior Housing, LLC*
Sunrise Aston Gardens Venture, LLC*
Sunrise First Assisted Living Holdings, LLC*
Sunrise Second Assisted Living Holdings, LLC*
Sunrise IV Senior Living Holdings, LLC*

*	To be filed by amendment as soon as these financial statements become available.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 13 to the accompanying consolidated financial statements, the Company’s Bank Credit Facility expires on March 31, 2009, unless further extended. The Company’s cash balances and expected cash flow are not sufficient to enable the Company to meet its near term obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 27, 2009

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share and share amounts)	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$29,513	$138,212
Accounts receivable, net	54,842	76,909
Income taxes receivable	30,351	63,624
Due from unconsolidated communities	45,255	61,854
Deferred income taxes, net	25,341	33,567
Restricted cash	37,392	61,999
Assets held for sale	49,076	12,716
Prepaid insurance	8,850	23,720
Prepaid expenses and other current assets	24,288	57,363

Total current assets	304,908	529,964
Property and equipment, net	681,352	656,211
Property and equipment subject to financing, net	—	58,871
Investment in marketable securities	31,080	—
Due from unconsolidated communities	31,693	19,555
Intangible assets, net	70,642	83,769
Goodwill	39,025	169,736
Investments in unconsolidated communities	66,852	97,173
Investments accounted for under the profit-sharing method	22,005	—
Restricted cash	123,772	165,386
Other assets, net	10,228	17,932

Total assets	$1,381,557	$1,798,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$377,449	$122,541
Outstanding draws on bank credit facility	95,000	100,000
Accounts payable and accrued expenses	184,144	275,362
Due to unconsolidated communities	914	37,344
Deferred revenue	7,327	9,285
Entrance fees	35,270	34,512
Self-insurance liabilities	35,317	67,267

Total current liabilities	735,421	646,311
Long-term debt, less current maturities	163,682	31,347
Liabilities related to properties accounted for under the financing method	—	54,317
Investment accounted for under the profit-sharing method	8,332	51,377
Guarantee liabilities	13,972	65,814
Self-insurance liabilities	68,858	74,971
Deferred gains on the sale of real estate and deferred revenues	88,706	74,367
Deferred income tax liabilities	28,129	82,605
Other long-term liabilities, net	126,543	133,717

Total liabilities	1,233,643	1,214,826

Minority interests	9,386	10,208
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,872,711 and 50,556,925 shares issued and outstanding, net of 342,525 and 103,696 treasury shares, at December 31, 2008 and 2007, respectively	509	506
Additional paid-in capital	458,404	452,640
Retained (loss) earnings	(327,056)	112,123
Accumulated other comprehensive income	6,671	8,294

Total stockholders’ equity	138,528	573,563

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,381,557	$1,798,597

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006

Operating revenue:
Management fees	$139,409	$127,830	$117,228
Buyout fees	621	1,626	134,730
Resident fees for consolidated communities	435,580	400,238	379,442
Ancillary fees	54,633	58,645	56,673
Professional fees from development, marketing and other	59,969	38,855	28,553
Reimbursed contract services	1,011,431	956,047	911,979

Total operating revenues	1,701,643	1,583,241	1,628,605
Operating expenses:
Community expense for consolidated communities	335,739	288,180	274,545
Community lease expense	60,145	62,588	59,046
Depreciation and amortization	51,276	52,701	47,687
Ancillary expenses	60,620	68,958	59,029
General and administrative	163,159	181,325	131,473
Venture expense	6,807	7,187	5,516
Development expense	78,305	72,016	63,634
Impairment of goodwill and intangible assets	121,828	—	—
Write-off of abandoned development projects	95,763	28,430	1,329
Impairment of owned communities and land parcels	36,510	7,641	15,049
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	30,224	51,707	2,600
Restructuring cost	18,065	—	—
Provision for doubtful accounts	22,628	8,910	13,965
Loss on financial guarantees and other contracts	5,022	22,005	89,676
Write-off of unamortized contract costs	—	—	25,359
Reimbursable contract services	1,004,974	956,047	911,979

Total operating expenses	2,091,065	1,807,695	1,700,887

Loss from operations	(389,422)	(224,454)	(72,282)
Other non-operating income (expense):
Interest income	6,600	9,514	9,476
Interest expense	(21,406)	(6,650)	(6,194)
Loss on investments	(7,770)	—	(5,610)
Other (expense) income	(21,602)	(6,089)	6,706

Total other non-operating (expense) income	(44,178)	(3,225)	4,378
Gain on the sale and development of real estate and equity interests	17,374	105,081	51,347
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(13,846)	108,947	43,702
(Loss) income from investments accounted for under the profit-sharing method	(1,329)	22	(857)
Minority interests	8,154	4,470	6,916

(Loss) income before benefit from (provision for) income taxes, discontinued operations and extraordinary loss	(423,247)	(9,159)	33,204
Benefit from (provision for) income taxes	43,483	(9,068)	(17,527)

(Loss) income before discontinued operations and extraordinary loss	(379,764)	(18,227)	15,677
Discontinued operations, net of tax	(37,284)	(52,048)	(393)

(Loss) income before extraordinary loss	(417,048)	(70,275)	15,284
Extraordinary loss, net of tax	(22,131)	—	—

Net (loss) income	$(439,179)	$(70,275)	$15,284

Earnings per share data:
Basic net (loss) income per common share
(Loss) income before discontinued operations and extraordinary loss	$(7.54)	$(0.37)	$0.32
Discontinued operations, net of tax	(0.74)	(1.04)	(0.01)
Extraordinary loss, net of tax	(0.44)	—	—

Net (loss) income	$(8.72)	$(1.41)	$0.31

Diluted net (loss) income per common share
(Loss) income before discontinued operations and extraordinary loss	$(7.54)	$(0.37)	$0.31
Discontinued operations, net of tax	(0.74)	(1.04)	(0.01)
Extraordinary loss, net of tax	(0.44)	—	—

Net (loss) income	$(8.72)	$(1.41)	$0.30

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of	Common	Additional			Other
	Common	Stock	Paid-in	Retained	Deferred	Comprehensive
(In thousands)	Stock	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

Balance at January 1, 2006	43,453	$435	$326,207	$167,114	$(12,323)	$(569)	$480,864
Net income	—	—	—	15,284	—	—	15,284
Foreign currency translation income, net of tax	—	—	—	—	—	2,205	2,205
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	893	893

Total comprehensive income	—	—	—	—	—	—	18,382

Issuance of common stock to employees	374	3	5,161	—	—	—	5,164
Conversion of convertible debt	6,700	67	117,917	—	—	—	117,984
Issuance of restricted stock	45	1	532	—	—	—	533
Forfeiture of restricted stock	—	—	(5)	—	—	—	(5)
Adoption of SFAS 123R	—	—	(12,323)	—	12,323	—	—
Stock-based compensation expense	—	—	5,846	—	—	—	5,846
Tax effect from stock-based compensation	—	—	1,940	—	—	—	1,940

Balance at December 31, 2006	50,572	506	445,275	182,398	—	2,529	630,708
Net loss	—	—	—	(70,275)	—	—	(70,275)
Foreign currency translation income, net of tax	—	—	—	—	—	5,865	5,865
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	(100)	(100)

Total comprehensive loss							(64,510)

Issuance of restricted stock	88	1	—	—	—	—	1
Forfeiture or surrender of restricted stock	(103)	(1)	(1,818)	—	—	—	(1,819)
Stock-based compensation expense	—	—	7,020	—	—	—	7,020
Tax effect from stock-based compensation	—	—	2,163	—	—	—	2,163

Balance at December 31, 2007	50,557	506	452,640	112,123	—	8,294	573,563
Net loss	—	—	—	(439,179)	—	—	(439,179)
Foreign currency translation income, net of tax	—	—	—	—	—	5,583	5,583
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	—	(7,206)	(7,206)

Total comprehensive loss							(440,802)

Issuance of restricted stock	165	—	(2)	—	—	—	(2)
Forfeiture or surrender of restricted or common stock	(211)	(1)	(1,025)	—	—	—	(1,026)
Stock option exercises	361	4	4,162	—	—	—	4,166
Stock-based compensation expense	—	—	4,202	—	—	—	4,202
Tax effect from stock-based compensation	—	—	(1,573)	—	—	—	(1,573)

Balance at December 31, 2008	50,872	$509	$458,404	$(327,056)	$—	$6,671	$138,528

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2008	2007	2006

Operating activities
Net (loss) income	$(439,179)	$(70,275)	$15,284
Less: Net loss from discontinued operations	37,284	52,048	393
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Extraordinary loss	22,131	—	—
Gain on the sale and development of real estate and equity interests	(17,374)	(105,081)	(51,347)
Loss (income) from investments accounted for under the profit-sharing method	1,329	(22)	857
Gain from application of financing method	—	—	(1,155)
Unrealized loss on trading securities	7,770	—	—
Loss on sale of investments	—	—	5,610
Impairment of goodwill and intangible assets	121,828	—	—
Write-off of abandoned development projects	95,763	28,430	1,329
Provision for doubtful accounts	22,628	8,910	13,965
Benefit from deferred income taxes	(46,250)	(8,854)	(3,781)
Impairment of owned communities and land parcels	36,510	7,641	15,049
Loss on financial guarantees and other contracts	5,022	22,005	89,676
Sunrise’s share of loss (earnings) and return on investment in unconsolidated communities	13,846	(108,947)	(11,997)
Distributions of earnings from unconsolidated communities	32,736	168,322	66,381
Minority interest in loss of controlled entities	(8,154)	(4,470)	(6,916)
Depreciation and amortization	51,276	52,701	47,687
Write-off of unamortized contract costs	—	—	25,359
Amortization of financing costs, debt discount and guarantee liabilities	3,735	1,051	1,404
Stock-based compensation	3,176	7,020	6,463
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	15,812	(15,124)	(23,242)
Due from unconsolidated senior living communities	(24,278)	28,111	(83,451)
Prepaid expenses and other current assets	39,660	(60,282)	(4,041)
Captive insurance restricted cash	2,728	(32,930)	(48,840)
Other assets	31,120	(35,505)	6,222
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(76,484)	127,983	22,204
Entrance fees	758	(3,586)	913
Self-insurance liabilities	(22,935)	12,866	30,186
Guarantee liabilities	(21,625)	(5,829)	—
Deferred gains on the sale of real estate and deferred revenue	6,788	29,621	983
Net cash (used in) provided by discontinued operations	(19,555)	32,682	2,316

Net cash (used in) provided by operating activities	(123,934)	128,486	117,511

Investing activities
Capital expenditures	(177,248)	(244,803)	(188,594)
Acquisitions of business assets	—	(49,917)	(34,315)
Net funding for condominium project	(57,935)	—	—
Dispositions of property	62,853	60,387	83,290
Change in restricted cash	51,778	(21,792)	(11,428)
Purchases of short-term investments	(102,800)	(448,900)	(172,575)
Proceeds from short-term investments	63,950	448,900	172,575
Increase in investments and notes receivable	(205,344)	(183,314)	(343,286)
Proceeds from investments and notes receivable	223,424	220,312	376,061
Payments related to Germany venture	(8,531)	—	—
Investments in unconsolidated communities	(22,929)	(29,297)	(77,371)
Distributions of capital from unconsolidated communities	—	601	5,954
Net cash provided by (used in) discontinued operations	329	(720)	(69,237)

Net cash used in investing activities	(172,453)	(248,543)	(258,926)

Financing activities
Net proceeds from exercised options	4,162	—	4
Additional borrowings of long-term debt	210,788	143,564	54,140
Repayment of long-term debt	(18,451)	(16,105)	(40,781)
Net (repayments) borrowings on Bank Credit Facility	(5,000)	50,000	50,000
Contribution from minority interests	—	—	15,669
Distributions to minority interests	(1,344)	(1,180)	(630)
Financing costs paid	(2,467)	—	(75)

Net cash provided by financing activities	187,688	176,279	78,327

Net (decrease) increase in cash and cash equivalents	(108,699)	56,222	(63,088)
Cash and cash equivalents at beginning of year	138,212	81,990	145,078

Cash and cash equivalents at end of year	$29,513	$138,212	$81,990

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

Organization

We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. We were incorporated in Delaware on December 14, 1994.

At December 31, 2008, we operated 435 communities, including 391 communities in the United States, 15 communities in Canada, 20 communities in the United Kingdom and nine communities in Germany (including two communities that were closed in January 2009), with a total resident capacity of approximately 54,340. Of the 435 communities we operated at December 31, 2008, 47 were wholly owned, 15 were leased under operating leases, 10 were consolidated as variable interest entities, 203 were owned in unconsolidated ventures and 160 were owned by third parties. We offer a full range of personalized senior living services, from independent living, to assisted living, to care for individuals with Alzheimer’s and other forms of memory loss, to nursing, rehabilitative care and hospice services. We develop senior living communities for ourselves, for unconsolidated ventures in which we retain an ownership interest and for third parties.

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

We have reclassified in discontinued operations for all periods presented the operations of two communities which were sold in 2008 and for which we have no continuing involvement and our Trinity subsidiary which ceased operations in December 2008.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. As discussed in more detail in note 13, our Bank Credit Facility (the “Facility”) expires on March 30, 2009 unless further extended. At this time, we cannot borrow under the Facility and we have significant debt maturing in 2009 and 2010. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our obligations only through March 31, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Because of these factors and our current financial position, we are seeking to preserve cash, reduce our financial obligations and reach negotiated settlements with various creditors to preserve our liquidity. We have also stopped funding certain projects and other obligations, and are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration obligations. Specifically, we have stopped or reduced payments for our German communities, development projects, our Fountains venture and our Aston Gardens venture, each as described in more detail below. We are in the process of discussing a comprehensive restructuring plan with the lenders to our German communities, the lender to our Fountains portfolio, our venture partner in the Fountains portfolio and certain other lenders. For example, we have requested that the lenders to our German communities and the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce any demand for payment by us

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

pursuant to our operating deficit agreements through March 31, 2009. Our lenders to eight of our nine German communities have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans on March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

We believe that it will be in the best interests of all creditors to grant such waivers or reach negotiated settlements with us to enable us to continue operating. However there can be no assurance that such waivers will be received or such settlements will be reached. If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy. There can be no assurance that any of these efforts will prove successful. In the event of a failure to obtain necessary waivers or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

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

Restricted Cash

We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). We have self-insured a portion of the Self-Insured Risks through our wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance to and receives premiums from us that are reimbursed through expense allocations to each operated community and us. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by the Sunrise Captive of $94.4 million and $128.2 million at December 31, 2008 and 2007, respectively, is available to pay claims. The earnings from the investment of the cash of Sunrise Captive are used to reduce future costs of and pay the liabilities of the Sunrise Captive. Interest income in the Sunrise Captive was $3.4 million, $3.5 million and $2.1 million for 2008, 2007 and 2006, respectively. Restricted cash also includes escrow accounts related to other insurance programs, land deposits, a bonus program and other items.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts on our outstanding receivables based on an analysis of collectability, including our collection history and generally do not require collateral to support outstanding balances.

Due from Unconsolidated Communities

Due from unconsolidated communities represents amounts due from unconsolidated ventures for development and management costs, including development fees, operating costs such as payroll and insurance costs, and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In conjunction with the acquisition of land and the development and construction of communities, pre-acquisition costs are expensed as incurred until we determine that the costs are directly identifiable with a specific property. The costs would then be capitalized if the property was already acquired or the acquisition of the property is probable. Upon acquisition of the land, we commence capitalization of all direct and indirect project costs clearly associated with the development and construction of the community. We expense indirect costs as incurred that are not clearly related to projects. We charge direct costs to the projects to which they relate. If a project is abandoned, we expense any costs previously capitalized. We capitalize the cost of the corporate development department based on the time employees devote to each project. We capitalize interest as described in “Capitalization of Interest Related to Development Projects” and other carrying costs to the project and the capitalization period continues until the asset is ready for its intended use or is abandoned.

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

Venture agreements may contain provisions which provide us with an option or obligation to repurchase the property from the venture at a fixed price that is higher than the sales price. In these instances, the financing method of accounting is followed. Under the financing method of accounting, we record the proceeds received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), is reflected as

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

“interest expense” on the financing obligation. Because the transaction includes an option or obligation to repurchase the asset at a higher price, interest is recorded to accrete the liability to the repurchase price. Depreciation expense continues to be recorded as a period expense. All cash paid or received by us is recorded as an adjustment to the financing obligation. If the repurchase option or obligation expires and all other criteria for profit recognition under the full accrual method have been met, a sale is recorded and gain is recognized. The assets are recorded in “Property and equipment subject to financing, net” in the consolidated balance sheets, and the liabilities are recorded in “Liabilities related to properties accounted for under the financing method” in the consolidated balance sheets. At December 31, 2008, we no longer had any sales transactions accounted for under the financing method.

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

We also may provide guarantees to support the operations of the properties. If the guarantees are for an extended period of time, we apply the profit-sharing method and the property remains on the books, net of any cash proceeds received from the buyer. If support is required for a limited period of time, sale accounting is achieved and profit on the sale may begin to be recognized on the basis of performance of the services required when there is reasonable assurance that future operating revenues will cover operating expenses and debt service.

Under the profit-sharing method, the property portion of our net investment is amortized over the life of the property. Results of operations of the communities before depreciation, interest and fees paid to us is recorded as “(Loss) income from investments accounted for under the profit-sharing method” in the consolidated statements of income. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the net investment. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by us is recorded as an adjustment to the net investment. The net investment is reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets. At December 31, 2008, we have two transactions accounted for under the profit-sharing method.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), we review all of our ventures to determine if they are variable interest entities (“VIEs”). If a venture is a VIE, it is consolidated by the primary beneficiary, which is the variable interest holder that absorbs the majority of the venture’s expected losses, receives a majority of the venture’s expected residual returns, or both. At December 31, 2008, we consolidated eight VIEs where we are the primary beneficiary.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We record outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2008, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on the proportionate share of any changes.

Employee Health and Dental Benefits

We offer employees an option to participate in our self-insured health and dental plan. The cost of our employee health and dental benefits, net of employee contributions, is shared between us and the communities based on the respective number of participants working either at our corporate headquarters or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Although claims under this plan are self-insured, we have aggregate protection which caps the potential liability for both individual and total claims during a plan year. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. We believe that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2008, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the program based on their proportionate share of any changes.

Continuing Care Agreements

We lease communities under operating leases and own communities that provide life care services under various types of entrance fee agreements with residents (“Entrance Fee Communities” or “Continuing Care Retirement Communities”). Residents of Entrance Fee Communities are required to sign a continuing care agreement with us. The care agreement stipulates, among other things, the amount of all entrance and monthly fees, the type of residential unit being provided, and our obligation to provide both health care and non-health care services. In addition, the care agreement provides us with the right to increase future monthly fees. The care agreement is terminated upon the receipt of a written termination notice from the resident or the death of the resident. Refundable entrance fees are returned to the resident or the resident’s estate depending on the form of the agreement either upon re-occupancy or termination of the care agreement.

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability was recorded as of December 31, 2008 or December 31, 2007.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations. Deferred entrance fees were $35.3 million and $34.5 million at December 31, 2008 and 2007, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

“Professional fees from development, marketing and other” is comprised of fees received for services provided prior to the opening of an unconsolidated community. Our development fees related to building design and construction oversight are recognized using the percentage-of-completion method and the portion related to marketing services is recognized on a straight-line basis over the estimated period the services are provided. The cost-to-cost method is used to measure the extent of progress toward completion for purposes of calculating the percentage-of-completion portion of the revenues. Greystone Communities, Inc.’s (“Greystone”) development contracts are multiple element arrangements. Since there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. Deferred development revenue for these Greystone contracts were $62.4 million and $54.6 million at December 31, 2008 and 2007, respectively, and is included in “Deferred gains on the sale of real estate and deferred revenues” in the balance sheet.

We form ventures, along with third-party partners, to invest in the pre-finance stage of certain Greystone development projects. When the initial development services are successful and permanent financing for the project is obtained, the ventures are repaid the initial invested capital plus fees generally between 50% and 75% of their investment. We consolidate these ventures that are formed to invest in the project as we control them. No revenue is recognized until the permanent financing is in place.

“Resident fees from consolidated communities” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with thirty days notice.

“Ancillary services” is comprised of fees for providing care services to residents of certain communities owned by ventures and fees for providing home health assisted living services.

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

Stock-Based Compensation

We record compensation expense for our employee stock options, restricted stock awards, and employee stock purchase plan in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees be recognized in the consolidated statements of income based on their grant date fair values with the expense being recognized over the requisite service period. We use the Black-Scholes model to determine the fair value of our awards at the time of grant.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Certain of our subsidiaries’ functional currencies are the local currency of the respective country. In accordance with SFAS No. 52, Foreign Currency Translation, balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Advertising Costs

We expense advertising as incurred. Total advertising expense for the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $4.2 million, and $3.3 million, respectively.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation, including the operations of two communities which were sold in 2008 and our Trinity subsidiary which ceased operation in December 2008, all of which is included in discontinued operations.

New Accounting Standards

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008 for financial instruments. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

SFAS 157 was applied prospectively beginning January 1, 2008 and therefore there was no adjustment to our financial statements as a result of adopting SFAS 157.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. There was no adjustment to our recorded tax liability as a result of adopting FIN 48.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We adopted the FASB’s Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (“EITF 06-8”) on January 1, 2007. EITF 06-8 states that in assessing the collectability of the sales price pursuant to paragraph 37 (d) of FAS No. 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible in order for profit to be recognized under the percentage-of-completion method. If the initial and continuing investment is not adequate, then the deposit method of accounting should be used. We account for one investment in a condominium venture under the profit sharing method of accounting. We do not apply the percentage-of-completion method of accounting for sales as deposits are fully refundable. There was no adjustment to our financial statements as a result of adopting EITF 06-8.

Future Adoption of Accounting Standards

We will adopt SFAS 157 for non-financial assets and non-financial liabilities as of January 1, 2009. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. We are evaluating the impact that SFAS 157 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs will no longer be included in the measurement of the business acquired and instead will be expensed as incurred. SFAS 141R applies prospectively to business combinations and earlier adoption is prohibited. We will adopt SFAS 141R effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective as of January 1, 2009. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We do not expect FSP FAS 133-1 and FIN 45-4, effective January 1, 2009, to have a material impact on our consolidated financial position or results of operations.

3.	Fair Value Measurements

We adopted the provisions of SFAS 157, as of January 1, 2008 for financial instruments. Under SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

At December 31, 2008, our wholly owned insurance captive held investments in five Student Loan Auction-Rate Securities (“SLARS”), four with a face amount of $8.0 million and one with a face amount of $6.9 million, for a total of $38.9 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rate for these five SLARS is reset every 7 to 35 days. The interest rates at December 31, 2008 ranged from 1.685% to 5.807%. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading and carry them at fair value. The fair value of the securities at December 31, 2008 was determined to be $31.1 million and we recorded an unrealized loss of $7.8 million for 2008.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 8.0% to 62.5% at December 31, 2008 with an average SLARS discount on closed deals of 10.43% at December 31, 2008.

As discussed in Note 13, we have interest rate caps relating to mortgage debt for 16 of our wholly owned subsidiaries. The fair value of the interest rate caps is an asset of $0.042 million at December 31, 2008. The valuation was based on Level 2 prevailing market data.

4.	Assets Held for Sale

At December 31, 2008 and December 31, 2007, approximately $49.1 million and $12.7 million of assets, respectively, were held for sale. The majority of these assets are undeveloped land parcels and certain condominium units that were acquired through an acquisition. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify an asset as held for sale when all of the following criteria are met:

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

We classify land as held for sale when it is being actively marketed. For wholly owned operating communities, binding purchase and sale agreements are generally subject to substantial due diligence and historically these sales have not always been consummated. As a result, we generally do not believe that the “probable” criteria is met until the community is sold. Upon designation as an asset held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts	Other
	Receivable	Assets	Total

Balance January 1, 2005	$2,498	$—	$2,498
Provision for doubtful accounts(1)	6,632	8,000	14,632
Write-offs	(1,626)	—	(1,626)

Balance December 31, 2006	7,504	8,000	15,504
Provision for doubtful accounts(1)	9,564	—	9,564
Write-offs	(4,708)	—	(4,708)

Balance December 31, 2007	12,360	8,000	20,360
Provision for doubtful accounts(1)	24,164	—	24,164
Write-offs	(1,491)	—	(1,491)

Balance December 31, 2008	$35,033	$8,000	$43,033

(1)	Includes provision associated with discontinued operations.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	Asset Lives	2008	2007

Land and land improvements	15 years	$130,806	$77,709
Building and building improvements	40 years	473,732	337,310
Furniture and equipment	3-10 years	179,635	148,829

		784,173	563,848
Less: Accumulated depreciation		(191,718)	(157,744)

		592,455	406,104
Construction in progress		88,897	250,107

Property and equipment, net		$681,352	$656,211

Depreciation expense was $40.3 million, $35.2 million and $29.3 million in 2008, 2007 and 2006, respectively, excluding depreciation expense related to properties subject to the deposit method, financing method and profit-sharing method of accounting. See Note 8.

During 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that are no longer expected to be developed. During 2007, we recorded an impairment charge of $7.6 million related to two communities in the U.S. During 2006, we recorded an impairment charge of $15.0 million related to six small senior living communities in the U.S.

7.	Acquisition of Sunrise Connecticut Avenue Assisted Living, LLC

In August 2007, we purchased a 90% interest in Sunrise Connecticut Avenue Assisted Living, LLC, a venture in which we previously owned a 10% interest, for approximately $28.9 million and approximately $1.0 million in

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

transaction costs. Approximately $19.9 million of existing debt was paid off at closing and we entered into new debt of $40.0 million. As a result of the acquisition, Sunrise Connecticut Avenue Assisted Living, LLC is our wholly owned subsidiary and the financial results are consolidated as of the acquisition date in August 2007.

The purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values. The purchase price values that were assigned are as follows (in millions):

Net working capital	$0.6
Property and equipment	40.3
Other assets	0.1
Land	8.8
Less: Debt of venture assumed	(19.9)

Total purchase price (including transaction costs)	$29.9

Sunrise Connecticut Avenue Assisted Living, LLC does not meet the definition of a significant subsidiary and therefore historical and pro forma information is not disclosed.

8.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in millions):

	December 31,
	2008	2007	2006

Properties accounted for under basis of performance of services	$9.6	$3.6	$1.8
Properties accounted for previously under financing method	0.5	32.8	—
Properties accounted for previously under deposit method	0.9	52.4	35.3
Properties accounted for under the profit-sharing method	6.7	—	—
Land and community sales	(0.9)	5.7	5.4
Condominium sales	1.0	—	—
Sales of equity interests and other sales	(0.4)	10.6	8.8

Total gains on the sale and development of real estate and equity interests	$17.4	$105.1	$51.3

Basis of Performance of Services

During the years ended December 31, 2008, 2007 and 2006, we sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures with four, three and nine underlying communities, respectively, for $78.7 million, $13.9 million and $45.5 million, net of transaction costs, respectively. In connection with the transactions, we provided guarantees to support the operations of the underlying communities for a limited period of time. In addition, we operate the communities under long-term management agreements upon opening. Due to our continuing involvement, all gains on the sale and fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. Deferred gains of $6.3 million, $1.7 million and $7.7 million were recorded in 2008, 2007 and 2006, respectively. Gains of $9.6 million, $3.6 million and $1.8 million were recognized in 2008, 2007 and 2006, respectively.

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

In March 2007, the two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recognized in 2007. Also, as part of the March 2007 transaction, we indemnified the buyer for a period of 12 months against any losses up to $1 million. An additional gain of $0.5 million was recognized in 2008 when the indemnification period expired. No gains were recognized in 2006.

Relevant details are as follows (in thousands):

	December 31,
	2008	2007	2006

Property and equipment subject to financing, net	$—	$—	$62,520
Liabilities relating to properties subject to the financing method	—	—	(66,283)
Depreciation expense	—	505	1,959
Management fees received	—	230	981

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

In February 2008, the required conditions were met, the buyer’s put option was extinguished and sale accounting was achieved. In connection with the sale, we also provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million was initially deferred and is being recognized using the basis of performance of services method. We recorded $4.7 million of the gain in 2008.

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

During 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide support to the buyer if the cash flows from the communities were below a stated target. The guarantee expired at the end of the 18th full calendar month from the date on which all permits and licenses necessary for the admittance of residents had been obtained for the last development property. The last permits were obtained in January 2006 and the guarantee expired in July 2007. We recorded a gain of $52.5 million upon the expiration of the guarantee. In 2008, the buyer reimbursed us for some

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the income support payments previously made. We recorded an additional gain of $0.9 million in 2008 relating to these reimbursements.

Relevant details are as follows (in thousands):

	December 31,
	2007	2006

Properties subject to sales contract, net	$—	$193,158
Deposits related to properties subject to a sales contract	—	(240,367)
Depreciation expense	4,876	8,257
Development fees received, net of costs	—	20
Management fees received	2,331	3,738

During 2003, we sold three portfolios with a combined 28 operating communities. In connection with the sale, we were obligated to fund any net operating income shortfall as compared to a stated benchmark for a period of 12 to 24 months following the date of sale. In 2004, we sold a portfolio of five operating communities. In connection with the sale we guaranteed a stated level of net operating income for an 18 month period following the date of sale. These guarantees, in accordance with SFAS 66, require the application of the deposit method of accounting. We recorded pre-tax gains of approximately $28.3 million in 2006 as these guarantees expired.

In addition, during 2007 and 2006, we recognized (losses) or gains on sales of $(0.1) million and $3.0 million, respectively, related to communities that were sold in 2002, but the gain had been deferred.

Land and Community Sales

During 2008, 2007 and 2006, we sold four, three and two pieces of undeveloped land, respectively. In addition, we sold two operating communities in 2008. There were no forms of continuing involvement that precluded sale accounting or gain recognition. We recognized (losses) gains of $(0.9) million, $5.7 million and $5.4 million, respectively, related to these land and community sales.

Sales of Equity Interests

During 2008, 2007 and 2006, we sold our equity interest in one, four and two ventures, respectively; whose underlying asset is real estate. In accordance with EITF No. 98-8, Accounting for Transfers of Investments That Are in Substance Real Estate (“EITF 98-8”), the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with SFAS 66. For all of the transactions, we did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. We recognized losses or gains on sale of $(0.4) million, $10.6 million and $8.8 million, respectively, related to these sales.

Gain (Loss) from Investments Accounted for Under the Profit-Sharing Method, net

We currently apply the profit-sharing method to the following transactions as we provided guarantees to support the operations of the properties for an extended period of time:

(1) during 2006, the sale of two entities related to a partially developed condominium project;

(2) during 2004, the sale of a majority membership interest in one venture with two underlying properties.

During 2008, we completed the recapitalization of a venture with two underlying properties that was initially sold in 2004. As a result of this recapitalization, the guarantees that required us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a gain on sale of approximately $6.7 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Relevant details are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Revenue	$16,635	$23,791	$19,902
Expenses	(12,056)	(17,450)	(16,528)

Income from operations before depreciation	4,579	6,341	3,374
Depreciation expense	—	—	—
Distributions to other investors	(5,908)	(6,319)	(4,231)

(Loss) income from investments accounted for under the profit-sharing method	$(1,329)	$22	$(857)

Investments accounted for under the profit-sharing method, net	$13,673	$(51,377)	$(29,148)
Amortization expense on investments accounted for under the profit-sharing method	$987	$1,800	$1,800

Condominium Sales

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties. The sales are being accounted for under the profit-sharing method as discussed above. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $50.8 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.8 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2008, 2007 and 2006, we recorded losses of approximately $2.8 million, $6.0 million and $17.2 million, respectively, due to this commitment. Through December 31, 2008, we have funded a total of $49.8 million to the venture. As of December 31, 2008, the condominium venture had sold 37 units and the residents have moved into the community. In accordance with SFAS 66, all gains realized relating to those sales have been deferred. SFAS 66 does not allow profits associated with condominium sales to be recognized until sufficient units have been sold to assure the entire property will not revert to a rental property. As a result, the venture will not begin to recognize any gains until 50% of the units have been sold. The venture has 70 refundable deposits holding units for prospective residents at December 31, 2008. There are a total of 240 units in the community. Construction of this project was substantially complete at December 31, 2008. To the extent that the pace of sales of condominium units is slower than anticipated or if we are unable to realize the prices projected for the condominium units, we could be subject to additional losses. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

In 2006, we acquired the long-term management contracts of two San Francisco Bay area continuing care retirement communities (“CCRC”) and the ownership of one community. As part of the acquisition, we also received ten vacant condominium units from the seller that we could renovate and sell. In 2007, we purchased an additional 37 units. Of the 47 units acquired, three were converted into a fitness center for the community, 14 were converted into seven double units and three were converted into a triple unit. In 2008, we sold eight of the 35 renovated units and recognized gains on those sales totaling $1.0 million.

9.	Variable Interest Entities

Under FIN 46R, if an entity is determined to be a variable interest entity (“VIE”), it must be consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. We perform a qualitative and quantitative analysis using the methodology as described in Appendix A of FIN 46R to calculate expected losses to determine if

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

the entity is a VIE. If the entity is a VIE, we determine which party has the greater variability and is the primary beneficiary. At December 31, 2008, we are the primary beneficiary of eight VIEs and therefore consolidate those entities.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a CCRC in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $19.2 million and $20.1 million, respectively, of net property and equipment and debt of $23.9 million and $24.6 million, respectively, in our 2008 and 2007 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. In 2008 and 2007, we guaranteed $22.5 million and $23.2 million, respectively, of the bonds. The entity has incurred losses and has experienced negative working capital for several years and has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.5 million, $0.5 million and $0.5 million in 2008, 2007 and 2006, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $7.5 million, $4.2 million and $2.6 million in 2008, 2007 and 2006, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity had payables to us of $0.2 million and $0.2 million at December 31, 2008 and 2007, respectively. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement is $5.6 million and $5.1 million at December 31, 2008 and 2007, respectively.

Six consolidated VIEs are investment partnerships formed with third-party partners to invest capital in the pre-financing stage of certain Greystone projects. Three are located in Illinois and the other three are located in Massachusetts, Missouri and Texas. We own 49.5% of the investment partnerships with 49.5% owned by a third-party and 1% owned by our Greystone subsidiary, who serves as the General Partner. The investment partnerships raise capital through private offerings and invest the proceeds in the ventures, which is jointly owned by the investment partnerships and Greystone. The purpose of the venture is to develop senior living communities owned by a nonprofit entity. Greystone contributes its development services in exchange for an ownership interest. Upon achieving a specified level of pre-sales for each of the projects, permanent financing, usually in the form of tax exempt bonds is placed by the nonprofit entity to fund the remaining development of each project. When the initial development services are successful and permanent financing for the project is obtained, the partners are repaid their initial invested capital plus fees of generally between 50% and 75% of their investment. We have included $7.0 million and $9.0 million of cash related to these ventures in our 2008 and 2007 consolidated balance sheets, respectively. We funded $8.7 million and $1.6 million into these investment partnerships in 2008 and 2007, respectively.

Germany Venture

From 2003 through 2006, we invested $13.1 million for our portion of the equity required for our Germany venture. Our partner invested $52.4 million. Our equity investment was reduced to zero due to start-up losses recorded from 2003 through 2006 and, accordingly, we had no investment carrying value at December 31, 2008. In 2006, we recorded a $50.0 million loss for expected payments under financial guarantees (operating deficit guarantees) given to lenders to our nine German communities. In 2007, we recorded an additional loss of $16.0 million for a cumulative loss of $66.0 million for expected future non-recoverable payments under financial guarantees. On September 1, 2008, we paid €3.0 million ($4.6 million) to the majority partner in our Germany venture for an option to purchase its entire equity interest in the venture through a two-step transaction in 2009. We exercised our option in January 2009 and acquired a controlling interest of 94.9%. Also on September 1, 2008, we entered into an agreement with our partner that gave us permission to immediately pursue potential restructuring of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

loans with venture lenders, pursue potential sales of some or all of the nine communities in the venture and to merge certain subsidiaries of the venture to improve operational efficiencies and reduce VAT taxes paid. Our decision to purchase this option was based on the fact that we had 100% of the risk for the Germany venture but did not have control and had only 20% of the equity ownership. Neither the purchase of the option nor the exercise of the option altered our obligation under any financial guarantees for which we are responsible or altered any of the recourse/non-recourse provisions in any of the loans.

Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the purchase of the option is a “reconsideration event” and we have determined that as of September 1, 2008 the venture is a variable interest entity and we are the primary beneficiary which requires us to consolidate the venture. FIN 46R requires that assets and liabilities be consolidated at current fair value. In accordance with FIN 46R, the excess of the consideration paid, the reported amount of any previously held interests and the fair value of the newly consolidated liabilities over the sum of the fair value of the newly consolidated assets is required to be reported as an extraordinary loss if the variable interest is not a business. As we currently do not have any plans to develop additional communities in Germany, we consider this to be an option to purchase nine communities as opposed to the acquisition of a business with intangible value and therefore, we recorded a non-cash extraordinary pre-tax loss of $22.1 million. Due to the valuation allowance on net deferred tax assets in the fourth quarter, no benefit for income taxes was allocated to extraordinary loss.

The components of the consolidation at their fair values at September 1, 2008 were as follows:

(In thousands)

Net working capital	$2,418
Property and equipment	166,131
Long-term debt:
Mortgages	(191,165)
Full recourse loan	(25,557)
Guarantee liabilities	42,709
Management contract intangible	(930)
Venture liability to Sunrise	(12,962)
Lease liability to venture	8,473
Minority interest	(300)
Consideration paid for option	(4,560)
Cash paydown of venture debt	(6,388)

Extraordinary loss	$(22,131)

The fair value of the property and equipment was based on an analysis of historical results, our operating plans, market data and third party appraisals. The fair value of the debt was Level 3 inputs (see Note 3) including giving consideration to the fair value of the underlying assets which are collateral for the debt and the operating deficit guarantees which guarantee to the lender the payment of monthly principal and interest. Upon consolidation, our existing receivables from the venture and guarantee and lease liabilities are eliminated for financial reporting purposes. We are required to eliminate the net receivables from the venture when we consolidate as these are now intercompany receivables. As the debt is now consolidated, guarantee liabilities are also eliminated for financial reporting purposes. We are still responsible for guarantee liabilities to the lenders. As of December 31, 2008, we determined that the recorded value for two of the communities was impaired. We recorded an impairment charge of $5.2 million.

After our purchase of the option, we restructured the debt for four of the nine communities. As a result of the debt restructuring, the lender assigned a participation interest in the loan to us in the amount of €30.2 million

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

($44.3 million) for a purchase price of $6.388 million in cash and a note that has full recourse to Sunrise in the amount of $25.6 million, resulting in a discount of $12.3 million. The remaining debt balance due to the lender after the participation is €50.0 million ($73.4 million), which is non-recourse to us, except we have guaranteed the debt to the extent that the sale price of the four Germany communities securing the debt is less than a stipulated release price for each community. The fair value of the communities approximates the €50.0 million due to the lender.

For the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. We have not guaranteed repayment of the remaining principal balance due upon maturity.

We closed the Reinbeck community, which is one of the four properties with a minimum release price, in January 2009. We are marketing this property for sale. If the Reinbeck community is sold for less than the minimum release price, we would be obligated to pay the difference between the minimum release price and sale price to the lender. It is possible that a loss in excess of the estimated fair value could occur and that we may be required to fund a loss greater than the difference between the fair value and release price. We have also closed our Hannover community, and we are marketing this property, as well. The loan on the Hannover community is non-recourse to us, but there is an operating deficit guarantee until debt maturity. Our guarantee of scheduled principal and interest payments for the Hannover community through 2011 is as follows (in thousands):

2009	€1,718	$2,421
2010	1,183	1,667
2011	1,013	1,428

	€3,914	$5,516

The following table sets forth the resident capacity, number of residents at December 31, 2008 and the date the community opened.

		Residents at	Date
	Resident	December 31,	Community
	Capacity	2008	Opened

Klein Flottbeck	97	73	02/01/05
Munich	106	77	07/02/07
Oberursel	110	56	11/01/06
Wiesbaden	115	72	06/01/07
Konigstein	110	35	02/01/08
Frankfurt	109	67	06/19/06
Bonn	101	50	01/20/06

Our estimated future fundings to our German operations for operating losses are as follows (in thousands):

2009	€10,471	$14,758
2010	5,482	7,727
2011	1,781	2,510
2012	—	—

	€17,734	$24,995

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. Our lenders to eight of our nine German communities have

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

Scheduled principal repayments of our Germany venture debt are shown in Note 13.

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of December 31, 2008, the venture has 11 operating communities in the U.K. Our equity investment in the venture is $2.8 million at December 31, 2008. The line item “Due from unconsolidated communities, net” on our consolidated balance sheet contains $1.3 million (£0.9 million) due from the venture. Our maximum exposure to loss is our equity investment of $4.1 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our income statement as a result of our involvement with the VIE.

In September 2006, a venture was formed to acquire and operate six senior living facilities located in Florida (see note 12 — Aston Gardens). We own a 25% interest in the venture as managing member and our venture partner owns the remaining 75% interest. The venture was financed with $156 million of equity and $304 million of debt. In December 2008, we agreed to subordinate $10 million of the venture’s $39.5 million equity to Class A capital and the venture restructured its debt whereby our venture partner acquired $26.3 million (B-piece) of the $170 million senior loan and the senior lender has the remaining $143.7 million (A-piece). We wrote off our remaining $4.8 million equity investment as we consider it to be other than temporarily impaired. We have provided the venture an operating deficit loan of $5.7 million at December 31, 2008. Our maximum exposure to loss is the operating deficit loan, a total of $5.7 million at December 31, 2008 plus any additional fundings under the operating deficit guarantee.

10.	Buyout of Management Contracts

During 2006, Five Star bought out 18 management contracts for which we were the manager. We recognized $131.1 million in buyout fees and an additional $3.6 million for management fees which would have been earned during the transition period. We also wrote-off the related remaining $25.4 million unamortized management contract intangible asset.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2008	2007

Management contracts less accumulated amortization of $32,433 and $23,084	1-30 years	$65,532	$76,909
Leaseholds less accumulated amortization of $3,992 and $3,577	10-29 years	3,892	4,307
Other intangibles less accumulated amoritization of $763 and $628	1-40 years	1,218	2,553

		$70,642	$83,769

Amortization was $11.0 million, $14.2 million and $8.8 million in 2008, 2007 and 2006, respectively. In addition, in 2006, we wrote off $25.4 million representing the unamortized intangible asset for management contracts that were bought out and other intangible assets. Amortization is expected to be approximately $10.0 million, $6.4 million, $3.1 million, $3.0 million and $2.9 million in 2009, 2010, 2011, 2012 and 2013, respectively.

Goodwill was $39.0 million and $169.7 million at December 31, 2008 and 2007, respectively. In 2006, we recorded goodwill of $59.3 million related to the acquisition of Trinity. We recorded goodwill of $31.5 million in 2005 related to the acquisition of Greystone and increased goodwill by $2.5 million and $5.0 million in 2007 and 2006, respectively, to reflect the earn-out related to the acquisition.

In 2008 and 2007, we recorded an impairment charge of $9.8 million and $56.7 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008 (see Note 21). This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisitions of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was determined to be less than the fair value of the net tangible assets and identifiable intangible assets.

The remaining goodwill at December 31, 2008 of $39.0 million relates to our Greystone subsidiary, which is not considered impaired as the entity has net liabilities due to the cumulative deferral of $62.4 million of development fees and the fair value of the entity is in excess of the net liabilities. As Greystone’s contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Investments in Unconsolidated Communities

The following are our investments in unconsolidated communities as of December 31, 2008:

Sunrise
Venture	Ownership

Karrington of Findlay Ltd.	50.00%
MorSun Tenant LP	50.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
AU-HCU Holdings, LLC(1)	30.00%
RCU Holdings, LLC(1)	30.00%
SunVest, LLC	30.00%
AL One Investments, LLC	25.36%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Sunrise Floral Vale Senior Living, LP	25.00%
Cheswick & Cranberry, LLC	25.00%
BG Loan Acquisition LP	25.00%
Sunrise Aston Gardens Venture, LLC	25.00%
Master MorSun, LP	20.00%
Master MetSun, LP	20.00%
Master MetSun Two, LP	20.00%
Master MetSun Three, LP	20.00%
Sunrise First Assisted Living Holdings, LLC	20.00%
Sunrise Second Assisted Living Holdings, LLC	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
AL U.S. Development Venture, LLC	20.00%
Sunrise HBLR, LLC	20.00%
Sunrise IV Senior Living Holdings, LLC	20.00%
COPSUN Clayton MO, LLC	20.00%
Sunrise of Aurora, LP	20.00%
Sunrise of Erin Mills, LP	20.00%
Sunrise of North York, LP	20.00%
PS Germany Investment (Jersey) LP(2)	20.00%
PS UK Investment (Jersey) LP	20.00%
PS UK Investment II (Jersey) LP	20.00%
Sunrise First Euro Properties LP	20.00%
Master CNL Sun Dev I, LLC	20.00%
Sunrise Bloomfield Senior Living, LLC	20.00%
Sunrise Hillcrest Senior Living, LLC	20.00%
Sunrise New Seasons Venture, LLC	20.00%
Sunrise Rocklin Senior Living LLC	20.00%
Sunrise Sandy Senior Living LLC	20.00%
Sunrise Scottsdale Senior Living LLC	20.00%
Sunrise Staten Island SL LLC	20.00%
Sunrise US UPREIT, LLC	15.40%
Santa Monica AL, LLC	15.00%
Sunrise Third Senior Living Holdings, LLC	10.00%
Cortland House, LP	10.00%
Dawn Limited Partnership	10.00%

(1)	Investments are accounted for under the profit-sharing method of accounting. See Note 8.

(2)	Investments are consolidated in accordance with FIN 46R. See Note 9.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $45.3 million and $81.4 million at December 31, 2008 and 2007, respectively. Net receivables from these ventures relate primarily to development and management activities.

Summary financial information for unconsolidated ventures accounted for by the equity method is as follows (in thousands):

	December 31,
	2008	2007	2006

Assets, principally property and equipment	$4,847,724	$5,183,922	$4,370,376
Long-term debt	3,933,188	4,075,993	2,971,318
Liabilities excluding long-term debt	552,360	549,628	583,008
Equity	362,176	558,301	816,050
Revenue	1,119,436	1,021,112	846,479
Net income (loss)	(130,762)	(15,487)	(56,968)

Accounting policies used by the unconsolidated ventures are the same as those used by us.

Total management fees and reimbursed contract services from related unconsolidated ventures was $534.3 million, $487.3 million and $390.3 million in 2008, 2007 and 2006, respectively.

Our share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	December 31,
	2008	2007	2006

Sunrise’s share of earnings (losses) in unconsolidated communities	$(31,133)	$60,700	$(11,997)
Return on investment in unconsolidated communities	33,483	72,710	55,699
Impairment of equity investments	(16,196)	(24,463)	—

	$(13,846)	$108,947	$43,702

Our investment in unconsolidated communities was greater than our portion of the underlying equity in the venture by $3.9 million and less than our portion of underlying equity in the venture by $17.9 million as of December 31, 2008 and 2007, respectively.

Return on Investment in Unconsolidated Communities

Sunrise’s return on investment in unconsolidated communities includes cash distributions from ventures arising from a refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including in our role as general partner. Any remaining distribution is recorded in income.

During 2008, our return on investment in unconsolidated communities was the result of the following: (1) the expiration of three contractual obligations which resulted in the recognition of $9.2 million of income from the recapitalization of three ventures; (2) receipt of $8.3 million of proceeds resulting from the refinancing of the debt of one of our ventures with eight communities; (3) the recapitalization and refinancing of debt of one venture with two communities which resulted in a return on investment of $3.3 million; and (4) distributions of $12.7 million

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

from operations from investments where the book value is zero and we have no contractual or implied obligations to support the venture.

During 2007, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of a venture sold their majority interest to a new third party, the debt was refinanced, and the total cash we received and the gain recognized was $53.0 million. In another transaction, in conjunction with a sale by us of a 15% equity interest which gain is recorded in “Gain on the sale and development of real estate and equity interests” and the sale of the majority equity owner’s interest to a new third party, the debt was refinanced, and we received total proceeds of $4.1 million relating to our retained 20% equity interest in two ventures, which we recorded as a return on investment in unconsolidated communities.

During 2006, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of two ventures sold their majority interests to a new third party, the debt was refinanced, and the total recorded return on investment to us from this combined transaction was approximately $21.6 million. In another transaction, the majority owner of a venture sold its majority interest to a new third party, the debt was refinanced, and the total return on investment to us was $26.1 million.

Transactions

In January 2007, we entered into a venture to develop 18 assisted living communities in the United Kingdom (the “U.K.”) over the next four years with us serving as the developer and then as the manager of the communities. This is our second venture in the U.K. We own 20% of the venture. Property development will be funded through contributions of up to approximately $200.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1.0 billion.

During 2007, we entered into two development ventures to develop and build 28 senior living communities in the United States during 2007 and 2008, with us serving as the developer and then as the manager of the communities. We own 20% of the ventures. Property development will be funded through contributions of up to approximately $208.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third party lenders, giving the ventures a total potential investment capacity of approximately $788.0 million.

During 2008 and 2007, our first U.K. development venture in which we have a 20% equity interest sold four and seven communities, respectively, to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in (loss) earnings in 2008 and 2007 of approximately $(3.6) million and $75.5 million, respectively. When our U.K. and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2008 and 2007, we recorded bonus expense of $7.9 million and $27.8 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2008, approximately $1.6 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. and Germany ventures. This bonus distribution limitation was satisfied on October 31, 2008.

In October 2000, we formed Sunrise At Home, a venture offering home health assisted living services in several East Coast markets and Chicago. In June 2007, Sunrise At Home was merged into AllianceCare. AllianceCare provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, AllianceCare operates more than 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

facilities. In the merger, Sunrise received approximately an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our executive vice president of European operations, was appointed to the Board of Directors. Our investment in AllianceCare is accounted for under the cost method.

During 2007, we decided to withdraw from ventures that owned two pieces of undeveloped land in Florida. We wrote off our remaining investment balance of approximately $1.1 million in the two projects.

During 2007, we contributed $4.4 million for a 20% interest in an unconsolidated venture which purchased an existing building for approximately $22.0 million and will renovate the building into a senior independent living facility. As of December 31, 2008, renovations on the building were approximately 85% complete and 100 units were available for rent. Eight of those units were rented at December 31, 2008.

During 2006, a venture in which we held a 20% ownership interest acquired three communities and their management contracts from a third party. The total purchase price was $34.3 million, of which Sunrise contributed $3.8 million. During 2007, due to deteriorating performance for two of the three communities, an impairment charge of $8.9 million was recorded in the venture under SFAS No. 144, and we recorded our proportionate share of the loss, $1.8 million. In addition, we reserved our receivables due from the venture of approximately $1.9 million.

During 2008, the lease between a venture in which we hold a 25% ownership interest and the landlord was terminated. The venture received a $4.0 million termination fee of which we are entitled to our proportionate share, $1.0 million. As a result of this transaction, the venture will be liquidated. As of December 31, 2008, our carrying value for our investment in the venture was $1.7 million. Thus, under SFAS No. 144, we recorded a $0.7 million impairment charge in December 2008.

Aston Gardens

In September 2006, a venture with a third party acquired six senior living communities with a capacity for approximately 2,000 residents in Florida, operated under the Aston Gardens brand name for $450.0 million. The aggregate purchase price for the transaction was $450.0 million (which included approximately $134.0 million of debt assumption), plus $10.0 million in transaction costs for the total of $460.0 million. The third party funded 75% of the equity (approximately $117.0 million) and we funded the remaining 25% of the equity (approximately $39.0 million) with the balance of the purchase price (approximately $170.0 million) paid through financing obtained by the venture. We also received an initial 20 year contract to manage these properties. In 2007 and 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results were insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In June 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us. Based on our assessment, we determined that our investment is permanently impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in 2007. In December 2008, our equity partner paid $26 million to the venture lender who in turn waived the previous events of default and restructured the debt covenants. The equity partner now holds a $26 million subordinated loan from the venture. In conjunction with this restructuring, we subordinated $10 million of our equity to our partner and we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. We wrote off our remaining $4.8 million equity investment as we consider it to be other than temporarily impaired. We expect to resign as managing member of the venture and manager of the communities in the first quarter of 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fountains Venture

In 2008, the Fountains venture in which we hold a 20% interest failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (6.68% at December 31, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through December 31, 2008, we have funded $14.2 million under this operating deficit guarantee which has been fully reserved. These advances under the operating deficit guarantee are in addition to what we have funded during 2008 under our income support guarantee to our venture partner, which also have been fully reserved. As the default occurred prior to the venture issuing its financial statements for the year ended December 31, 2007, the default was taken into consideration by the venture when testing its assets for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2007. The book value of the venture’s assets exceeds the fair value by approximately $52 million. Based on that estimate, we recorded our proportionate share of the impairment, or approximately $10.3 million during 2008.

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payment under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement, the management agreement and our agreement with our venture partner. We have requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009 the lender had not yet agreed to our request for a standstill agreement through March 31, 2009.

13.	Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007

Bank Credit Facility	$95,000	$100,000
Mortgage debt on wholly-owned properties	246,948	86,096
Land loans	37,407	43,199
Debt of variable interest entities	23,905	24,593
German venture debt	185,901	—
Other	46,970	—

	636,131	253,888
Current maturities	(472,449)	(222,541)

	$163,682	$31,347

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of long-term debt at December 31, 2008 are as follows (in thousands):

		Mortgages,		Variable	Germany
	Bank Credit	Wholly-Owned	Land	Interest	Venture
	Facility	Properties	Loans	Entity Debt	Debt	Other	Total

2009	$95,000	$86,346	$34,327	$23,905	$185,901	$46,970	$472,449
2010	—	37,217	—	—	—	—	37,217
2011	—	2,364	3,080	—	—	—	5,444
2012	—	15,033	—	—	—	—	15,033
2013	—	100,539	—	—	—	—	100,539
Thereafter	—	5,449	—	—	—	—	5,449

	$95,000	$246,948	$37,407	$23,905	$185,901	$46,970	$636,131

In addition to the amounts due under our Bank Credit Facility, the 2009 maturities include mortgages due on two wholly owned communities (one for $5.1 million and one for $39.9 million) and mortgage debt on three wholly owned communities that are currently in default as we have failed to comply with various financial covenants (one for $2.9 million, one for $5.1 million and one for $31.2 million); $34.3 million in land loans related to properties we intend to sell; $23.9 million of debt related to variable interest entities; $12.4 million of principal payments related to the debt of our German communities and the remaining amount of the German venture debt which is currently in default as we have stopped paying monthly interest and principal payments in 2009; a $21.4 million margin loan collateralized by auction rate securities with a book value of $31.1 million and a $25.6 million loan which is currently in default as we have stopped paying monthly interest payments in 2009.

Bank Credit Facility

On January 31, February 19, March 13, July 23, November 6, 2008 (“Ninth Amendment”) and January 20, 2009 (“Tenth Amendment”), we entered into further amendments to our Bank Credit Facility. These amendments, among other things:

•	temporarily (in February 2008) and then permanently (in July 2008) reduced the maximum principal amount available under the Bank Credit Facility to $160.0 million; and

•	waived compliance with the financial covenants through March 30, 2009.

Our Bank Credit Facility contains various financial covenants and other restrictions, including provisions that (1) require us to meet certain financial tests; (2) require consent for changes in control; and (3) restrict our ability and our subsidiaries’ abilities to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity, without lender consent.

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

In the Ninth and Tenth Amendments, the Bank Credit Facility provided that:

•	we are generally prohibited from declaring or making any payment in the form of a stock repurchase or payment of a cash dividend or from incurring any obligation to do so;

•	effective on the date of the Ninth Amendment, the borrowing rate in US dollars, was LIBOR plus 3.75% or the Base Rate (the higher of the Federal Funds Rate plus 0.50% and Prime) plus 2.25% (through the end of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

the then-current interest period). Notwithstanding anything to the contrary in the Bank Credit Facility, the minimum rate upon which interest could accrue upon any of the loans at any time shall not be less than 5% per annum;

•	effective on the date of the Tenth Amendment, the borrowing rate in US dollars, will be LIBOR plus 4.75% for Eurodollar Rate Loans or the Base Rate (as defined in the Tenth Amendment) plus 3.25% for Base Rate Loans (5.18% at December 31, 2008);

•	there can be no additional borrowings and no issuances of any new letters of credit until April 1, 2009, and then only if we achieve compliance with the financial covenants of the loan documents;

•	compliance with the financial covenants of the Bank Credit Facility from December 30, 2008 through March 30, 2009 is waived;

•	triggering of the cross default section of the Bank Credit Facility through March 30, 2009 for certain events of default which might occur under other credit facilities is waived; and

•	we make principal repayments to lenders of $1.5 million and a modification fee of $0.4 million.

The Tenth Amendment also modifies certain negative covenants to limit our ability, among other things to (i) pledge certain assets or grant consensual liens on such assets; (ii) incur additional indebtedness; and (iii) dispose of real estate, improvements or other material assets.

We paid the lenders aggregate fees of approximately $2.5 million for entering into these 2008 amendments.

In the event that we are unable to revise and restructure our Bank Credit Facility before March 30, 2009, the lenders under the amended Bank Credit Facility could, among other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility or require us to replace or provide cash collateral for the outstanding letters of credit. In the event of an acceleration of our Bank Credit Facility, we may not be able to make a full repayment of our outstanding borrowings.

As of December 31, 2008, we had no borrowing availability under the Bank Credit Facility. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our obligations only through March 30, 2009.

New Mortgage Financing in 2008

On May 7, 2008, 16 of our wholly owned subsidiaries (the “borrowers”) incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“lender”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans (collectively, the “mortgage loans”). Shortly after the closing, the lender assigned the mortgage loans to Fannie Mae. The borrowers must repay the mortgage loans in monthly installments of principal and variable interest. Principal payments are based on a 30-year amortization schedule using an interest rate of 5.92%. Variable monthly interest payments are in an amount equal to (i) one third (1/3) of the “Discount” (which is the difference between the loan amount and the price at which Fannie Mae is able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12) (3.99% at December 31, 2008). The maturity date on which the mortgage loans must be repaid in full is June 1, 2013.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other

Certain of our ventures have financial covenants that are based on the consolidated results of Sunrise Senior Living, Inc. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. These events of default could allow the financial institutions who have extended credit to seek the remedies provided for in the loan documents.

Germany Venture Debt

Refer to Note 9 for a discussion of the consolidation of our German communities on September 1, 2008.

The book value, maturity dates and interest rates of the loans at December 31, 2008 are as follows (in thousands):

	Stated Value	Book Value				Contractual Rate
	at December 31,	at December 31,	Calculated	Debt		at December 31,
Property	2008	2008	Discount	Maturity	Interest Rate	2008

Bonn, Frankurt, Oberursel and Reinbeck	$70,482	$70,482	$—	Jun-10	Euribor + 2.75%	5.353%
Klein Flottbeck	16,632	16,632	—	Mar-11	Euribor + 3.25%	5.853%
Munich	34,280	32,032	2,248	Nov-11/Dec-11	Euribor + 1.25% to	3.85% to 4.60%
					Euribor + 2.00%
Hannover	25,974	13,608	12,366	Oct-11/Dec-11	Euribor + 1.25% to	3.85% to 4.60%
					Euribor + 2.00%
Wiesbaden	32,762	25,983	6,779	Mar-11/Mar-12	Euribor + 2.1%	4.703%
Konigstein	30,058	25,682	4,376	Jul-12	Euribor + 1.75%	4.353%
					Euribor + 2.0%	4.603%
Hoesel land	1,482	1,482	—	Dec-08	Euribor + 2.25%	4.853%

Total non-recourse debt	$211,670	$185,901	$25,769

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that we were suspending payment of principal and interest on all loans for our German communities and that we would seek comprehensive restructuring of the loans and our operating deficit guarantees. As a result of our decision to cease payment of principal and interest on the loans for our German communities, we are in default of the loan agreements. Our lenders to eight of our nine German communities have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Value of Collateral and Interest Paid

At December 31, 2008 and 2007, the net book value of properties pledged as collateral for mortgages payable was $530.7 million and $266.8 million, respectively.

Interest paid totaled $27.1 million, $14.1 million and $13.9 million in 2008, 2007 and 2006, respectively. Interest capitalized was $6.4 million, $9.3 million and $5.4 million in 2008, 2007 and 2006, respectively.

14.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Sunrise operating loss carryforwards — federal	$54,006	$1,910
Sunrise operating loss carryforwards — state	25,827	7,903
Sunrise operating loss carryforwards — foreign	19,657	5,650
Financial guarantees	30,226	25,893
Accrued health insurance	8,203	14,872
Self-insurance liabilities	8,123	6,989
Stock-based compensation	6,672	7,636
Deferred development fees	35,085	29,258
Allowance for doubtful accounts	9,007	6,178
Tax credits	7,562	6,729
Accrued expenses and reserves	28,442	20,593
Entrance fees	15,939	14,228
Other	3,034	1,898

Gross deferred tax assets	251,783	149,737
U.S. federal and state valuation allowance	(110,297)	(6,165)
German valuation allowance	(19,322)	(6,243)
Canadian valuation allowance	(8,332)	—
U.K. valuation allowance	(889)	—

Net deferred tax assets	112,943	137,329

Deferred tax liabilities:
Investments in ventures	(105,573)	(96,333)
Basis difference in property and equipment and intangibles	(1,264)	(74,826)
Prepaid expenses	(2,519)	(8,133)
Other	(6,375)	(7,075)

Total deferred tax liabilities	(115,731)	(186,367)

Net deferred tax liabilities	$(2,788)	$(49,038)

Our worldwide taxable loss for 2008 was estimated to be $243.1 million. We have recognized significant losses for 2008 and 2007. As a result, all available sources of positive and negative evidence were evaluated. A

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

determination was made that deferred tax assets in excess of reversing deferred tax liabilities were not likely to be realized. Therefore, a valuation allowance on net deferred tax assets was established as of December 31, 2008. At December 31, 2008 and 2007, our total valuation allowance on deferred tax assets were $138.8 million and $12.4 million, respectively.

At December 31, 2008, we have estimated U.S. federal net operating loss carryforwards of $154.3 million which are carried forward to offset future taxable income in the U.S. for up to 20 years. At December 31, 2008 and 2007, we had state net operating loss carryforwards, after prior year provision to return adjustments, valued at $25.8 million and $8.2 million, respectively, which are expected to expire from 2011 through 2024. At December 31, 2008 and 2007, we had German net operating loss carryforwards to offset future foreign taxable income of $43.3 million and $13.0 million, respectively, which have an unlimited carryforward period to offset future taxable income in Germany. At December 31, 2008 and 2007, we had Canadian net operating loss carryforwards of $18.0 million and $1.8 million, respectively, to offset future foreign taxable income, which are carried forward to offset future taxable income in Canada for up to 20 years. At December 31, 2008, we had U.K. net operating loss carryforwards to offset future foreign taxable income of $3.0 million, which have an unlimited carryforward period to offset future taxable income in the U.K. As of December 31, 2008, we have fully reserved deferred tax assets with respect to all foreign subsidiaries. During 2008 and 2007, we provided income taxes for unremitted earnings of our foreign subsidiaries that are not considered permanently reinvested.

During 2008, we recorded an impairment charge in continuing operations of $121.8 million related to goodwill for our North American business segment. Of the total, $39.2 million was permanent goodwill and therefore impacted the effective tax rate.

At December 31, 2008 and 2007, we had Alternative Minimum Tax credits of $4.7 million and $4.9 million, respectively which carryforward indefinitely and can be offset against future regular U.S. tax. At December 31, 2008 and 2007, we had $1.3 million of foreign tax credit carryforwards as of each reporting date which expire in 2013. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	2008	2007	2006

Current:
Federal	$(252)	$12,921	$16,054
State	3,019	2,903	5,228
Foreign	—	2,098	26

Total current expense	2,767	17,922	21,308
Deferred:
Federal	(46,701)	(11,362)	(4,114)
State	1,613	1,282	561
Foreign	(1,162)	1,226	(228)

Total deferred benefit	(46,250)	(8,854)	(3,781)

(Benefit from) provision for income taxes before discontinued operations and extraordinary loss	$(43,483)	$9,068	$17,527

Deferred tax assets for 2008 have been reduced by approximately $1.6 million reflecting deferred tax expense associated with stock-based compensation. Current taxes payable for 2007 and 2006 have been reduced by approximately $2.2 million and $1.9 million, respectively, reflecting the tax benefit to us of stock-based compensation during the year. The tax impact of stock-based compensation has been recognized as an increase or decrease to additional paid-in capital.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006

(Loss) income before tax benefit (expense) taxed in the U.S	$(366,629)	$(8,441)	$39,243
(Loss) income before tax benefit (expense) taxed in foreign jurisdictions	(56,618)	(718)	(6,039)

(Loss) income from continuing operations before tax benefit (expense)	$(423,247)	$(9,159)	$33,204

Tax at US federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net	(5.1)%	4.3%	4.2%
Work opportunity credits	(0.3)%	4.9%	(1.3)%
Change in valuation allowance	29.9%	(71.5)%	11.0%
Tax exempt interest	(0.3)%	19.2%	(4.5)%
Tax contingencies	0.5%	(20.1)%	4.4%
Write-off of non-deductible goodwill	3.7%	0.0%	0.0%
Foreign rate differential	0.8%	6.6%	0.0%
APB 23	(0.4)%	(37.7)%	0.0%
Transfer pricing	0.5%	(29.5)%	0.0%
Other	(4.6)%	(10.1)%	4.0%

	(10.3)%	(98.9)%	52.8%

We adopted the provisions of FIN 48 on January 1, 2007. There was no adjustment to our recorded tax liability as a result of adopting FIN 48. The gross unrecognized tax benefits as of December 31, 2008 and 2007 were $17.8 million and $31.3 million, respectively. Included in the December 31, 2008 and 2007 balances were $17.8 million and $15.5 million, respectively, of tax positions which, if recognized, would favorably impact the effective tax rate. Certain amounts in the table below have been reclassified to conform to the current year presentation.

(In thousands)	2008	2007

Gross unrecognized tax benefit at beginning of year	$31,343	$30,158
Change attributable to tax positions taken during a prior period	(14,196)	—
Change attributable to tax positions taken during a current period	670	1,545
Decrease attributable to settlements with taxing authorities	—	—
Decrease attributable to lapse in statute of limitations	—	(360)

Gross unrecognized tax benefit at end of year	$17,817	$31,343

We recognized interest and penalties related to unrecognized tax benefits as a component of tax expense. Our consolidated statement of income for the year ended December 31, 2008 and our consolidated balance sheet as of that date include interest and penalties of $(0.3) million and $4.2 million, respectively.

The IRS is currently examining our U.S. federal income tax returns for 2005 through 2007. The Canadian government is currently auditing the operating subsidiaries’ 2004 returns, with years after 2004 remaining subject to audit. The German government is currently auditing income tax returns for the years 2003 through 2004, with years after 2004 remaining subject to audit. There are no returns under audit by the U.K. government with years

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

after 2004 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements, however, it is reasonably possible that the amount of the liability for unrecognized tax benefits could decrease by $2 million to $3 million during the next twelve month period.

15.	Stockholders’ Equity

Stock Options

We have equity award plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2008, these plans provided for the grant of options to purchase up to 24,597,772 shares of common stock. Under the terms of the plans, the option exercise price and vesting provisions are fixed when the option is granted. The options typically expire ten years from the date of grant and generally vest over a four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

In 1996, our Board of Directors approved a plan which provided for the potential grant of options to any director who is not an officer or employee of us or any of our subsidiaries (the “Directors’ Plan”). Under the terms of the Directors’ Plan, the option exercise price was not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option began upon grant and generally ended ten years from the date the option was granted. All options granted under the Directors’ Plan were non-incentive stock options. There were 20,000 options outstanding under the plan at December 31, 2008. The Director’s Plan has now expired and no new options can be granted under it. Our directors may be considered employees under the provisions of SFAS 123(R).

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

	2008	2007	2006

Risk free interest rate	0.4% - 3.8%	3.6%	4.8% - 5.2%
Expected dividend yield	—	—	—
Expected term (years)	0.1 - 8.1	1.0	5.1 - 9.1
Expected volatility	27.8% - 79.3%	25.5%	56.1% - 60.7%

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the year ended December 31, 2008 is presented below (share amounts are shown in thousands):

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding — beginning of year	3,554	$14.64
Granted	4,914	2.29
Exercised	(361)	11.53
Forfeited	(4)	26.16
Expired	(296)	22.04

Outstanding — end of year	7,807	6.72	7.2

Vested and expected to vest — end of year	6,056	6.72	7.2

Exercisable — end of year	2,942	14.39	2.8

The weighted average grant date fair value of options granted was $1.47, and $23.28 per share in 2008 and 2006, respectively. No options were granted or exercised in 2007. The total intrinsic value of options exercised was $4.6 million and $9.4 million, respectively, for 2008 and 2006, respectively. The fair value of shares vested was $1.0 million, $1.3 million and $5.2 million for 2008, 2007 and 2006, respectively. Unrecognized compensation expense related to the unvested portion of our stock options was approximately $6.2 million as of December 31, 2008, and is expected to be recognized over a weighted-average remaining term of approximately 2.2 years.

In 2007, the Compensation Committee of our Board of Directors extended the exercise period of stock options that were set to expire unexercised due to the inability of the optionees to exercise the options due to our not being current in our SEC filings. The Compensation Committee set the new expiration date as 30 days after we became a current filer with the SEC. As a result of this modification, we recognized $2.4 million of stock-based compensation expense in 2007 and $0.4 million in 2008. We are now current in our SEC filings.

The amount of cash received from the exercise of stock options was approximately $4.2 million and there was no related tax benefit as we expect to have a net operating loss carryforward as of December 31, 2008.

We generally issue shares for the exercise of stock options from authorized but unissued shares.

On November 13, 2008, Mr. Ordan, CEO, was granted an award of 1,500,000 promotion stock options under our 2008 Omnibus Incentive Plan. The promotion options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the grant date. One-third of the promotion options will vest on the first three anniversaries of the date of grant, subject to Mr. Ordan’s continued employment on the applicable vesting date.

On December 23, 2008, Mr. Nadeau, CFO, Ms. Pangelinan, CAO, Mr. Schwartz, Senior Vice President, North American Operations, and Mr. Neeb, Chief Investment Officer, were granted awards of 750,000, 500,000, 200,000, and 500,000 retention stock options, respectively, under our 2008 Omnibus Incentive Plan. These retention options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the grant date. One-third of the retention options will vest on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date.

Restricted Stock

We have equity award plans providing for the grant of restricted stock to employees, directors, consultants and advisors. These grants vest over one to five years and some vesting may be accelerated if certain performance

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

criteria are met. Compensation expense is recognized using the straight-line method for restricted stock with graded vesting.

A summary of our restricted stock activity and related information for the years ended December 31, 2008, 2007 and 2006 is presented below (share amounts are shown in thousands):

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2006	842	$19.79
Granted	45	35.75
Vested	(37)	24.48
Canceled	(16)	25.22

Nonvested, December 31, 2006	834	20.34
Granted	88	33.87
Vested	(288)	14.01
Canceled	(108)	27.38

Nonvested, December 31, 2007	526	24.64
Granted	164	18.25
Vested	(315)	20.55
Canceled	(51)	27.64

Nonvested, December 31, 2008	324	24.91

The total fair value of restricted shares vested was $20.55 per share and $14.01 per share for 2008 and 2007, respectively. Unrecognized compensation expense related to the unvested portion of our restricted stock was approximately $6.2 million as of December 31, 2008, and is expected to be recognized over a weighted-average remaining term of approximately 2.4 years.

Restricted stock shares are generally issued from existing shares.

Restricted Stock Units

In addition to equity awards under our equity award plans, to encourage greater stock ownership, we have a Bonus Deferral Program for certain executive officers. The Bonus Deferral Program provides that these executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). In addition, at the time of the deferral election, each executive officer must also elect a vesting period of between two and four years and, based on the vesting period chosen, will receive additional restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon conclusion of the period (assuming continued employment by the executive). Delivery of the shares of our common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under our insider trading program, if the trading window is closed on the vesting date, or, if so elected by the executive at retirement (as defined in the Bonus Deferral Program), thus further providing a retention incentive to the named executive officers electing to participate in the program. Compensation expense is recognized using the straight-line method for restricted stock units with graded vesting.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stockholder Rights Agreement

We have a Stockholders Rights Agreement (“Rights Agreement”). All shares of common stock issued by us between the effective date of adoption of the Rights Agreement (April 24, 1996) and the Distribution Date (as defined below) have rights attached to them. The Rights Agreement was renewed in April 2006 and amended in November 2008. The rights expire on April 24, 2016. The Rights Agreement replaced our prior rights plan, dated as of April 25, 1996, which expired by its terms on April 24, 2006. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock at a price of $170.00 per one one-thousand of a share (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder of us.

The rights initially attach to the common stock. The rights will separate from the common stock and a distribution of rights certificates will occur (a “Distribution Date”) upon the earlier of (1) ten days following a public announcement that a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, directly or through certain derivative positions, 10% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) ten business days (or such later date as the Board of Directors may determine) following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 10% or more of the outstanding shares of common stock.

In general, if a person acquires, directly or through certain derivative positions, 10% or more of the then outstanding shares of common stock, each holder of a right will, after the end of the redemption period referred to below, be entitled to exercise the right by purchasing for an amount equal to the Purchase Price common stock (or in certain circumstances, cash, property or other securities of us) having a value equal to two times the Purchase Price. All rights that are or were beneficially owned by the Acquiring Person will be null and void. If at any time following the Stock Acquisition Date (1) we are acquired in a merger or other business combination transaction, or (2) 50% or more of our assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. Our Board of Directors generally may redeem the rights in whole but not in part at a price of $.005 per right (payable in cash, common stock or other consideration deemed appropriate by our Board of Directors) at any time until ten days after a Stock Acquisition Date. In general, at any time after a person becomes an Acquiring Person, the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one share of common stock for each outstanding right.

The Rights Agreement was amended in November 2008 to: (1) modify the definition of beneficial ownership so that it covers, with certain exceptions (including relating to swaps dealers), interests in shares of common stock created by derivative positions in which a person is a receiving party to the extent that actual shares of common stock are directly or indirectly held by the counterparties to such derivative positions; and (2) decrease from 20% to 10% the threshold of beneficial ownership of common stock above which investors become “Acquiring Persons” under the Rights Agreement and thereby trigger the issuance of the rights. Pursuant to the amendment, stockholders who beneficially owned more than 10% of our common stock as of November 19, 2008 were permitted to maintain their existing ownership positions without triggering the preferred stock purchase rights.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Net (Loss) Income Per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per common share amounts presented in the accompanying consolidated statements of income (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Numerator for basic net (loss) income per share:
(Loss) income from continuing operations	$(379,764)	$(18,227)	$15,677
(Loss) income from discontinued operations	(37,284)	(52,048)	(393)
Extraordinary loss	(22,131)	—	—

Net (loss) income	$(439,179)	$(70,275)	$15,284

Numerator for diluted net (loss) income per share:
(Loss) income from continuing operations	$(379,764)	$(18,227)	$15,677
(Loss) income from discontinued operations	(37,284)	(52,048)	(393)
Extraordinary loss	(22,131)	—	—

Diluted net (loss) income	$(439,179)	$(70,275)	$15,284

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	50,345	49,851	48,947
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	1,775
Convertible notes	—	—	—

Denominator for diluted net (loss) income per common share — weighted average shares plus assumed conversions	50,345	49,851	50,722

Basic net (loss) income per common share
(Loss) income from continuing operations	$(7.54)	$(0.37)	$0.32
Loss from discontinued operations	(0.74)	(1.04)	(0.01)
Extraordinary loss	(0.44)	—	—

Total net (loss) income	$(8.72)	$(1.41)	$0.31

Diluted net (loss) income per common share
(Loss) income from continuing operations	$(7.54)	$(0.37)	$0.31
Loss from discontinued operations	(0.74)	(1.04)	(0.01)
Extraordinary loss	(0.44)	—	—

Total net (loss) income	$(8.72)	$(1.41)	$0.30

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 661,423, 1,367,157 and 133,500 for 2008, 2007 and 2006, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The impact of the convertible notes has been excluded for 2006 because the effect would be anti-dilutive.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Commitments and Contingencies

Leases for Office Space

Rent expense for office space, excluding Trinity, for 2008, 2007 and 2006 was $9.7 million, $7.1 million and $6.6 million, respectively. We lease our corporate offices, regional offices and development offices under various leases. In 1998, we entered into an agreement to lease new office space for our corporate headquarters which expires in September 2013. The lease had an initial annual base rent of $1.2 million. In September 2003, we entered into an agreement to lease additional office space for our corporate headquarters. The new lease commenced in September 2003 and expires in September 2013. The lease has an initial annual base rent of $3.0 million. The base rent for both of these leases escalates approximately 2.5% per year in accordance with the base rent schedules. In 2008, we ceased using approximately 40,276 square feet of office space at our corporate headquarters and recorded a charge of $2.0 million.

In connection with the acquisition of Greystone in May 2005, we assumed a ten year operating lease that expires in 2013 with the option to extend for seven years. The lease was amended in 2006 to expand the leased space. Based on this agreement, the annual base rent of $1.1 million increased to $1.2 million in 2008 and will then decrease in 2009 through the remainder of the lease term. Both the initial agreements, 2006 and 2008 amendments provided for lease incentives for leasehold improvements for a total of $2.2 million. These assets are included in “Property and equipment, net” in the consolidated balance sheet and are being amortized over the lease term. The incentives were recorded as deferred rent and are being amortized as a reduction to lease expense over the lease term.

Trinity Leases

Trinity is subject to 27 leases for office space with future minimum lease payments at December 31, 2008 of $1.8 million, $1.6 million, $1.3 million, $0.9 million and $0.1 million for 2009, 2010, 2011, 2012 and 2013, respectively. Trinity filed a plan of liquidation and dissolution before the Delaware Chancery Court in January 2009. The Chancery Court will supervise the disposition of the assets of Trinity for the benefit of its creditors. These obligations under long-term leases for office space used in Trinity’s operations are expected to be reduced or eliminated by the legal requirement for the landlord to mitigate damages by re-leasing the vacated space and any amounts not relieved will be resolved pursuant to the plan of dissolution.

In December 2008, Trinity ceased operations and terminated all employees. At December 31, 2008, all leased premises were vacated and leasehold improvements and furniture, fixtures and equipment were abandoned. As a result, we recorded a charge of $2.7 million related to the lease abandonment which is included in loss from discontinued operations. See Note 21.

Leases for Operating Communities

We have also entered into operating leases, as the lessee, for four communities. Two communities commenced operations in 1997 and two communities commenced operations in 1998. In connection with the acquisition of Karrington Health, Inc. in 1999, we assumed six operating leases for six senior living communities and a ground lease. The operating lease terms vary from 15 to 20 years, with two ten-year extension options. We also have three other ground leases related to three communities in operation. Lease terms range from 15 to 99 years and are subject to annual increases based on the consumer price index and/or stated increases in the lease and two ground leases related to abandoned projects or land parcels.

In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS at the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community. Rent expense for operating communities subject to operating leases was $66.7 million, $69.0 million and $62.0 million for 2008, 2007 and 2006, respectively, including contingent rent expense of $5.3 million, $8.2 million and $6.5 million for 2008, 2007 and 2006, respectively.

Future minimum lease payments (excluding Trinity) under office, ground and other operating leases at December 31, 2008 are as follows (in thousands):

2009	$61,522
2010	62,101
2011	59,552
2012	59,304
2013	55,894
Thereafter	202,838

$501,211

Letters of Credit

In addition to $24.4 million in letters of credit related to our Bank Credit Facility and the Sunrise Captive at December 31, 2008, we have letters of credit outstanding of $1.5 million and $1.9 million as of December 31, 2008 and 2007, respectively. These letters of credit primarily relate to our insurance programs.

Guarantees

As discussed in Note 8, in connection with our development ventures, we have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to the venture to fund operating shortfalls. In conjunction with the sale of certain operating communities to third parties we have guaranteed a set level of net operating income or guaranteed a certain return to the buyer. As guarantees entered into in conjunction with the sale of real estate prevent us from either being able to account for the transaction as a sale or to recognize profit from that sale transaction, the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), do not apply to these guarantees.

In connection with the formation of new ventures that do not involve the sale of real estate, the acquisition of equity interests in existing ventures, and the acquisition of management contracts, we have provided operating deficit guarantees to venture lenders and/or the venture itself as described above, guarantees of debt repayment to venture lenders in the event that the venture does not perform under the debt agreements, and guarantees of a set level of net operating income to venture partners. The terms of the operating deficit guarantees and debt repayment guarantees match the term of the underlying venture debt and generally range from three to seven years. The terms of the guarantees of a set level of net operating income range from 18 months to seven years. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or upon proceeds from the sale of communities. Fundings under the guarantees of a set level of net operating income are generally not considered recoverable.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at December 31, 2008 and fundings during 2008 are as follows (in thousands):

					Fundings
		FIN 45	FAS 5	Total	From
		Liability	Liability	Liability	January 1,
		for Future	for Future	for Future	2008
	Maximum Potential	Fundings at	Fundings at	Fundings at	Through
	Amount of Future	December 31,	December 31,	December 31,	December 31,
Guarantee Type	Fundings	2008	2008	2008	2008

Debt repayment	$1,510	$169	$—	$169	$—
Operating deficit	Uncapped	947	—	947	20,426
Operating deficit for Germany	Uncapped	—	—	—	20,038
Income support	Uncapped	740	11,991	12,731	7,000
Other		—	125	125	125

Total		$1,856	$12,116	$13,972	$47,589

As of September 1, 2008, the operating deficit guarantees for Germany are no longer reported as financial guarantees due to the consolidation of this venture for financial reporting purposes. See further discussion in Note 9.

Aston Gardens

In July 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. The management fees for the years 2008 and 2007 were $3.2 million and $3.7 million, respectively.

At loan inception, we provided the lender a guarantee of monthly principal and interest payments and during 2008 we made payments under this guarantee since the venture did not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan in a capital or refinancing event prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through December 31, 2008, we have funded $6.2 million under this guarantee.

Fountains

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (6.68% at December 31, 2008) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through December 31, 2008, we have funded $14.2 million under this operating deficit guarantee which has been fully reserved. These advances under the operating deficit guarantee are in addition to what we have funded during 2008 under our income support guarantee to our venture partner, which also have been fully reserved. As the default occurred prior to the venture issuing its financial statements for the year ended December 31, 2007, the default was taken into consideration by the venture when testing its assets for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2007. The book value of the venture’s assets exceeds the fair value by

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $52 million. Based on that estimate, we recorded our proportionate share of the impairment, or approximately $10.3 million during 2008.

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement. We have requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009, the lender has not yet agreed to our request for a standstill agreement through March 31, 2009.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.2 billion at December 31, 2008. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2008, the remaining liability under this obligation is $49.6 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties (see further discussion in Note 8). In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $50.8 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.8 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. During 2008, 2007 and 2006, we recorded losses of approximately $2.8 million, $6.0 million and $17.2 million due to this commitment. Through December 31, 2008, we have funded a total of $49.8 million to the venture. Construction of this project was substantially complete at December 31, 2008. To the extent that the pace of sales of condominium units is slower than anticipated or if we are unable to realize the prices projected for the condominium units, we could be subject to additional losses. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. related to our purchase of Marriott Senior Living Services, Inc. in 2003 provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.9 million at December 31, 2008). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Employment Agreements

We have employment agreements with Mark S. Ordan, the Chief Executive Officer, Richard J. Nadeau, Chief Financial Officer, Julie A. Pangelinan, the Chief Accounting Officer, Daniel J. Schwartz, Senior Vice President — North American Operations and Greg Neeb, the Chief Investment Officer.

Each of the employment agreements provides for a three-year employment term with automatic one-year renewals at the end of that term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended. Under the employment agreements, Mr. Ordan, Mr. Nadeau, Ms. Pangelinan, Mr. Schwartz and Mr. Neeb will receive an annual base salary of $650,000, $500,000, $400,000, $350,000, and $400,000 per year, respectively, and each of such executives will be eligible for an annual bonus under our annual incentive plan.

Pursuant to each of the employment agreements, in the event that the executive’s employment is terminated by us, the executive will be entitled to severance benefits specified in the contracts. In the event that the executive becomes subject to any golden parachute excise taxes under Section 4999 of the Internal Revenue Code, the executive will be entitled to an additional payment such that the executive is placed in the same after-tax position as if no excise tax had been imposed. However, if the aggregate payments that the executive is entitled to receive exceeds by 10 percent or less the maximum amount that the executive could receive without being subject to the excise tax, then the executive will not receive such gross-up payment, and payments otherwise subject to the excise tax will be reduced to the maximum amount that the executive could receive without being subject to the excise tax.

Prior to his resignation from his position as our chief executive officer effective November 1, 2008, Mr. Klaassen was party to an employment agreement with us. See Notes 19 and 24 of the Notes to the Consolidated Financial Statements for more information regarding our obligation to provide certain compensation and benefits to Mr. Klaassen in connection with his resignation or otherwise as required under his employment agreement.

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. The qui tam provisions authorize persons (“relators”) claiming to have evidence that false claims may have been submitted to the United States to file suit on behalf of the United States against the party alleged to have submitted such false claims. Qui tam suits remain under seal for a period of at least 60 days to enable the government to investigate the allegations and to decide whether to intervene and litigate the lawsuit, or, alternatively, to decline to intervene, in which case the qui tam plaintiff, or “relator,” may proceed to litigate the case on behalf of the United States. Qui tam relators are entitled to 15% to 30% of the recovery obtained for the United States by trial or settlement of the claims they file on its behalf. On June 6, 2007, the Department of Justice and the U.S. Attorney for Arizona filed a Notice

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

with the Court advising of its decision not to intervene in the case, indicating that its investigation was still ongoing. This action followed previous applications by the U.S. Government for extensions of time to decide whether to intervene. As a result, on July 10, 2007, the Court ordered the complaint unsealed and the litigation to proceed. The matter is therefore currently being litigated by the four individual relators. The amended complaint alleges that during periods prior to the acquisition by the Company, Trinity engaged in certain actions intended to obtain Medicare reimbursement for services rendered to beneficiaries whose medical conditions were not of a type rendering them eligible for hospice reimbursement and violated the FCA by submitting claims to Medicare as if the services were covered services. The relators alleged in their amended complaint that the total loss sustained by the United States is probably in the $75 million to $100 million range. On July 3, 2008, the amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The second amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC, aka KRG Capital Partners, LLC, KRG Capital, LLC, KRG Capital Fund II, L.P., KRG Capital Fund II (PA), L.P., KRG Capital Fund II (FF), L.P., KRG Co-Investment, L.L.C., American Capital Strategies, LTD, and Trinity as defendants. On October 21, 2008, the United States, through the Civil Division of the U.S. Department of Justice, and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc. The United States has indicated that it does not intend to intervene in the case as it relates to any other defendant, including Sunrise Senior Living, Inc. The motion is currently pending. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

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

At December 31, 2007, we had $6 million accrued for possible fines, penalties and damages relating to this matter. We have reduced this accrual to $1 million at December 31, 2008 based on our current estimate of expected losses.

IRS Audit

The Internal Revenue Service is auditing our federal income tax returns for the years ended December 31, 2005, 2006 and 2007. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return when they decided to audit our 2007 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we were seeking reimbursement of a certain portion of the federal income taxes we had paid in 2005.

In February 2009, we settled with the IRS on our employment tax audits for 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain deposits that were made after the prescribed due dates. The total penalty was approximately $0.2 million for the three years. We paid the total penalty in November 2008.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The defendants’ motion to dismiss the complaint was filed on August 11, 2008. Lead plaintiffs filed their opposition brief to the motion to dismiss on October 10, 2008. The parties subsequently submitted stipulations to the court noting that they had met with a mediator and were pursuing settlement discussions, and, as a result, requested and obtained from the court extensions of the date for the defendants to file their reply brief in support of their motion to dismiss.

On February 27, 2009, Sunrise and its current or former directors or officers who were named individually as defendants entered into an agreement, subject to court approval, to settle the putative class action. The settlement calls for the certification by the court of a class consisting of persons (with certain exceptions) who purchased Sunrise common stock between February 26, 2004 and July 28, 2006, and payment of $13.5 million in cash into an interest-bearing escrow account by March 6, 2009. Upon final approval of the settlement by the court, the funds, less any costs of administration and any attorneys’ fees and expenses that the court might award to plaintiffs’ counsel, would be disbursed to participating class members according to a distribution plan to be submitted to and approved by the court.

Concurrently with entering into the settlement agreement, Sunrise and the Individual Defendants also are entering into agreements and releases with two of its insurance carriers, which provided primary and excess insurance coverage, respectively, under certain Directors’ and Officers’ Liability insurance policies for the relevant periods. The two insurance carriers are combining to pay $13.4 million toward the settlement amount, which will exhaust the coverage limits under the primary policy (after taking account of prior payments for related defense costs), but will not exhaust coverage limits under the excess policy. Sunrise and the Individual Defendants are providing releases to the carrier for which the coverage limits will be exhausted for all claims under its policy, and are providing to the other carrier releases as to claims under its policy relating to the settled putative class action litigation and the putative derivative litigations referenced below, in each case subject to court approval of the related settlement agreement. Taking into account the insurance contribution, the net cost of the settlement of the putative securities class action lawsuit to Sunrise is expected to be approximately $100,000. No amounts are to be paid by the Individual Defendants.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The settlement agreement reached in this putative securities class action litigation follows the settlement agreement, subject to court approval, entered into on February 19, 2009 by Sunrise and the individuals named as defendants in two putative stockholder derivative actions brought by certain alleged stockholders of Sunrise for the benefit of the company, entitled In re Sunrise Senior Living Derivative Litigation, Inc., Case No. 1:07CV00143-RBW, pending in the U.S. District Court in the District of Columbia, and Young, et al. v. Klaassen, et al., Case No. 2770-N (CCNCC), pending in the Delaware Chancery Court, which settlement agreement and related funding arrangements are described in greater detail below.

Putative Shareholder Derivative Litigation

On January 19, 2007, the first of three putative shareholder derivative complaints was filed in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, and naming us as a nominal defendant. Counsel for the plaintiffs subsequently agreed among themselves to the appointment of lead plaintiffs and lead counsel. On June 29, 2007, the lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The consolidated case is captioned: In re Sunrise Senior Living Derivative Litigation, Inc, Case No. 1:07CV00143 (the “District of Columbia action”). The consolidated complaint alleges violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants filed separate motions to dismiss the consolidated complaint. Subsequently, the plaintiffs filed an amended consolidated complaint that did not substantially alter the nature of their claims. The amended consolidated complaint was accepted by the Court and deemed to have been filed on March 28, 2008. We and the individual defendants filed motions to dismiss the amended consolidated complaint on June 16, 2008. The plaintiffs also filed a motion to lift the stay on discovery in this derivative suit. The motion was denied after briefing.

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC) (the “Delaware action”). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock options grants. We produced those documents to the plaintiffs on May 16, 2008. Supplemental briefing on defendants’ motions to dismiss has been completed and, while the motions were pending, the plaintiffs requested that the Chancery Court stay the action, at least temporarily. The defendants did not oppose that request, and the Chancery Court granted an indefinite stay of proceedings on November 19, 2008, and directed the parties to provide a further status report by February 1, 2009. Following the parties’ status report, in which it was proposed that the stay remain in place, the Chancery Court extended the stay on February 17, 2009, and directed the parties to provide a further report by May 4, 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

On February 19, 2009, the Company and the individual defendants entered into an agreement to settle the District of Columbia and Delaware actions. Under the terms of this settlement, which is subject to court approval, the Company, in addition to corporate governance measures that it already has implemented or is in the process of implementing, has agreed to (1) require independent directors to certify that they are independent under the rules of the New York Stock Exchange and to give prompt notification of any changes in their status that would render them no longer independent and (2) implement a minimum two-year vesting period, with appropriate exceptions, for stock option awards to employees. In addition, Paul J. Klaassen, the Company’s non-executive chairman, and the Company have agreed that the 700,000 stock options granted to Mr. Klaassen in conjunction with his previous employment agreement executed in September 2000 will be repriced from (a) $8.50 per share, the price set on September 11, 2000 by the Compensation Committee of the Company’s Board based on the prior day’s closing price, to (b) $13.09 per share, the closing price on the business day prior to November 10, 2000, the date on which the Company’s full Board approved the terms of the employment agreement. The agreement also provides that if plaintiffs in the District of Columbia action apply to the court for an award of attorneys’ fees and expenses, the Company and/or its insurers will pay the amount so awarded, not to exceed $1.0 million, within 10 days following final approval of the settlement and the fee and expense award. Plaintiffs in the Delaware action will not make any separate application for an award of fees or expenses. The amount of attorneys’ fees and expenses that the court awards to plaintiffs is to be funded by one of the Company’s directors’ and officers’ liability insurance carriers under an applicable policy of insurance. No amounts are to be paid by the Company or by the individual defendants in the District of Columbia and Delaware actions.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

18.	Related-Party Transactions

Sunrise Senior Living Real Estate Investment Trust

In December 2004, we closed the initial public offering of Sunrise REIT, an independent entity we established in Canada. Sunrise REIT was formed to acquire, own and invest in income producing senior living communities in Canada and the United States.

Concurrent with the closing of its initial public offering, Sunrise REIT issued C$25.0 million (U.S. $20.8 million at December 31, 2004) principal amount of subordinated convertible debentures to us, convertible at the rate of C$11.00 per unit. We held a minority interest in one of Sunrise REIT’s subsidiaries and held the convertible debentures until November 2005, but did not own any common shares of Sunrise REIT. We entered into a 30-year strategic alliance agreement that gave us the right of first opportunity to manage all Sunrise REIT communities and Sunrise REIT had a right of first offer to consider all development and acquisition opportunities sourced by us in Canada. Pursuant to this right of first offer, we and Sunrise REIT entered into fixed price acquisition agreements with respect to seven development communities at December 31, 2005. In addition, we had the right to appoint two of the eight trustees that oversaw the governance, investment guidelines, and operating policies of Sunrise REIT.

The proceeds from the offering and placement of the debentures were used by Sunrise REIT to acquire interests in 23 senior living communities from us and our ventures, eight of which are in Canada and 15 of which are in the United States. Three of these communities were acquired directly from us for an aggregate purchase price of approximately $40.0 million and 20 were acquired from ventures in which we participated for an aggregate purchase price of approximately $373.0 million. With respect to the three Sunrise consolidated communities, we realized “Gain on sale and development of real estate and equity interests” of $2.2 million in 2004, and deferred gain of $4.1 million, which was recognized in the fourth quarter of 2006. We contributed our interest in the 15 U.S. communities to an affiliate of Sunrise REIT in exchange for a 15% ownership interest in that entity. Sunrise REIT also acquired an 80% interest in one of our communities that was in lease-up in Canada for a purchase price of approximately $12.0 million, with us retaining a 20% interest. We also recognized $2.1 million of “Professional fees from development, marketing and other” revenue in 2004 for securing debt on behalf of Sunrise REIT. We had seven wholly owned communities under construction at December 31, 2005 of which two were sold to Sunrise REIT in 2006 and five wholly owned communities under construction at December 31, 2006, which were to be sold to Sunrise REIT in 2007.

In April 2007, Ventas, Inc., a large healthcare REIT acquired Sunrise REIT, the owner of 77 Sunrise communities. We have an ownership interest in 56 of these communities. The management contracts for these communities did not change.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We recognized the following in our consolidated statements of operations related to Sunrise REIT (in thousands):

Twelve Months
Ended
December 31,
2007

Management fees	$5,518
Reimbursed contract services	77,277
Gain on sale and development of real estate	8,854
Interest income received from Sunrise REIT convertible debentures	—
Interest incurred on borrowings from Sunrise REIT	414
Sunrise’s share of earnings and return on investment in unconsolidated communities	180

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul Klaassen, our Chairman of the Board of Directors and his wife are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other of our employees also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. She was previously employed by SSLF from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF. For many years, we provided administrative services to SSLF, including payroll administration and accounts payable processing. We also provided an accountant who was engaged full-time in providing accounting services to SSLF, including the schools. SSLF paid Sunrise $49,000 in 2006 for the provision of these services. We estimate that the aggregate cost of providing these services to SSLF totaled approximately $52,000 for 2006. In August 2006, SSLF hired an outside accounting firm to provide the accounting and administrative services previously provided by us. As a result, we no longer provide any significant administrative services to SSLF. Beginning January 2007, one of our employees became the full-time director of the schools operated by a subsidiary of SSLF, while continuing to provide certain services to us. Through October 2007, we continued to pay the salary and benefits of this former employee. In March 2008, SSLF reimbursed us approximately $68,000, representing the portion of the individual’s salary and benefits attributable to serving as the director of the schools.

Prior to April 2005, we managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility under an informal arrangement. Effective April 2005, we entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. Under the contract, we receive a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility. We are to be paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which we estimate to be our cost of managing this property. The costs of any of our employees working on the property are also to be paid in addition to the 1% property management fee. In addition, we agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan is required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no loans made by us under this contract provision in 2006, 2007 or 2008. Either party may terminate the management agreement upon 60 days’ notice. Salary and benefits for our employees who manage the Conference Facility, which are reimbursed by SSLF, totaled approximately $0.3 million in 2008 and $0.3 million in both 2007 and 2006. In 2008, 2007 and 2006, we earned $3,000, $6,000 and $6,000 in management fees. We rent the conference center for management, staff and corporate events and paid approximately $0.02 million in 2008,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

$0.1 million in 2007 and $0.2 million in 2006 to SSLF. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for our employees and non-Sunrise employees, is located in the same building complex as our corporate headquarters. The day care center subleases space from us under a sublease that commenced in April 2004, expires September 30, 2013, and was amended in January 2007 to include additional space. The sublease payments, which equal the payments we are required to make under our lease with our landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $95,000, $90,000 and $88,000 in sublease payments in 2008, 2007 and 2006, respectively

Fairfax Community Ground Lease

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

For approximately 13 years, we have contracted with SEI to provide mystery shopping services for us. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2005, we paid SEI approximately $0.7 million for approximately 380 communities. We paid approximately $0.7 million to SEI in 2006 for approximately 415 communities and approximately $0.5 million in 2007 for approximately 435 communities. The SEI contract is terminable upon 12 months’ notice. In August 2007, we gave SEI written notice of the termination of SEI’s contract, effective August 2008. We paid SEI approximately $0.5 million under SEI’s contract in 2008.

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

Purchase of Aircraft Interest by Mr. Klaassen

In July 2008, Mr. Klaassen purchased from us one of the four fractional interests in private aircrafts owned by us. The purchase price for such interest was approximately $0.3 million, which represented the fair market value of the interest at the time of purchase as furnished to us by independent appraisers. The purchase of the fractional interest was approved by the Audit Committee of our Board of Directors.

19.	Employee Benefit Plans

401k Plan

We have a 401(k) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pretax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.7 million, $1.6 million and $2.5 million in 2008, 2007 and 2006, respectively.

Sunrise Executive Deferred Compensation Plans

We have an executive deferred compensation plan (“the Executive Plan”) for employees who meet certain eligibility criteria. Under the Plan, eligible employees may make pre-tax contributions in amounts up to 25% of base compensation and 100% of bonuses. We may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were zero, $0.4 million and $0.3 million in 2008, 2007 and 2006, respectively.

Greystone adopted an executive deferred compensation plan on January 1, 2007 for employees of Greystone who meet certain eligibility criteria. Employees may make pre-tax contributions up to 25% of base salary. Greystone may make discretionary matching contributions. Employees vest in the employer matching contributions and interest on the match date determined by the administrator. Greystone’s matching contribution was zero and $0.2 million in 2008 and 2007.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Chief Executive Officer Deferred Compensation Plan

Pursuant to an employment agreement with Mr. Klaassen, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, notwithstanding any termination of Mr. Klaassen’s employment (such as his retirement in November 2008). At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by us are payable to Mr. Klaassen and we will receive any remaining amounts. At December 31, 2007, we had contributed an aggregate of $0.9 million into this plan, leaving an aggregate amount of $0.9 million to be contributed. We made contributions for 2006 and 2007 in the second quarter of 2008 to bring the plan up to date and contributed the current year funding in the third quarter of 2008. At December 31, 2008, we had contributed an aggregate of $1.4 million into this plan, leaving approximately $0.5 million to be contributed.

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

Fixed rate notes receivable with an aggregate carrying value of $0.6 million have an estimated aggregate fair value $0.5 million at December 31, 2007.

The fair value of our long-term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. Per SFAS No. 157, we have applied Level 2 type inputs to determine the estimated fair value of our debt. Fixed rate debt with an aggregate carrying value of $5.4 million and $9.1 million has an estimated aggregate fair value of $5.4 million and $9.2 million at December 31, 2008 and 2007, respectively. Variable rate debt with an aggregate carrying value of $630.8 million and $244.8 million at December 31, 2008 and 2007, respectively, had an estimated fair value of $613.1 million at December 31, 2008 and approximated its carrying value at December 31, 2007.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ from the amounts presented herein.

21.	Discontinued Operations

In the fourth quarter of 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our sources of cash and future cash requirements. As a result, we wrote-off the remaining goodwill and other intangible assets related to Trinity of approximately $9.8 million in the fourth quarter of 2008. As of December 31, 2008, Trinity had ceased operations.

In December 2008, two communities were sold to unrelated third parties and for which we have no continuing involvement. Their results of operations have been reclassified to discontinued operations.

The following amounts related to Trinity and the two sold communities have been segregated from continuing operations and reported as discontinued operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
(In thousands)	2008	2007	2006

Revenue	$39,761	$69,309	$22,476
Expenses	(68,085)	(82,955)	(22,503)
Impairments	(10,054)	(56,729)	(681)
Gain (loss) on sale of real estate	1,094	—	—
Income taxes	—	18,327	315

Loss from discontinued operations	$(37,284)	$(52,048)	$(393)

Due to the valuation allowance on net deferred tax assets in the fourth quarter, no benefit for income taxes was allocated to discontinued operations for 2008.

22.	Information about Sunrise’s Segments

We have four operating segments for which operating results are regularly reviewed by key decision makers; domestic operations, International operations (including Canada and the United Kingdom), Germany and Greystone. All segments develop, acquire, dispose and manage senior living communities.

Germany was added as an operating segment on September 1, 2008 when we began to consolidate the nine communities in our venture. The results prior to September 1, 2008 include management fees, revenues and expenditures relating to our health care business in Germany and charges related to our guarantees. Subsequent to September 1, 2008, the results also include the revenues and expenses related to the operations of the nine communities. For further discussion, refer to Note 9.

Segment results are as follows (in thousands):

	For the Year Ended and as of December 31, 2008
	North
	America	Greystone	International	Germany	Total

Revenues	$1,595,929	$23,966	$48,677	$33,071	$1,701,643
Interest income	4,470	72	1,544	514	6,600
Interest expense	10,593	—	1,229	9,584	21,406
Foreign exchange (loss) gain	—	—	(17,267)	1,356	(15,911)
Sunrise’s share of earnings and return on investment in unconsolidated communities	(7,318)	—	(6,528)	—	(13,846)
Depreciation and amortization	44,848	3,249	1,182	1,997	51,276
Loss from continuing operations	(291,089)	(19,318)	(35,654)	(33,703)	(379,764)
Investments in unconsolidated communities	51,372	—	15,480	—	66,852
Goodwill	—	39,025	—	—	39,025
Segment assets	1,080,145	48,644	97,594	155,174	1,381,557
Expenditures for long-lived assets	127,788	1,564	47,800	96	177,248
Deferred gains on the sale of real estate and deferred revenue	22,815	62,415	3,476	—	88,706

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended and as of December 31, 2007
	North
	America	Greystone	International	Germany	Total

Revenues	$1,509,215	$16,471	$39,710	$17,845	$1,583,241
Interest income	8,143	208	1,014	149	9,514
Interest expense	5,527	—	1,118	5	6,650
Foreign exchange (loss) gain	—	—	3,966	(6,280)	(2,314)
Sunrise’s share of earnings and return on investment in unconsolidated communities	31,812	1,600	75,535	—	108,947
Depreciation and amortization	47,747	4,068	750	136	52,701
(Loss) income from continuing operations	(21,536)	(19,693)	54,847	(31,845)	(18,227)
Investments in unconsolidated communities	80,423	—	16,750	—	97,173
Goodwill	130,711	39,025	—	—	169,736
Segment assets	1,489,786	61,312	213,538	33,961	1,798,597
Expenditures for long-lived assets	191,076	4,680	48,908	139	244,803
Deferred gains on the sale of real estate and deferred revenue	19,793	54,574	—	—	74,367

	For the Year Ended and as of December 31, 2006
	North
	America	Greystone	International	Germany	Total

Revenues	$1,572,840	$16,920	$28,413	$10,432	$1,628,605
Interest income	8,800	194	419	63	9,476
Interest expense	6,655	—	(493)	32	6,194
Foreign exchange gain (loss)	—	—	(1,139)	445	(694)
Sunrise’s share of earnings and return on investment in unconsolidated communities	54,950	—	(7,068)	(4,180)	43,702
Depreciation and amortization	43,985	3,462	160	80	47,687
Income (loss) from continuing operations	96,425	(14,490)	(6,574)	(59,684)	15,677
Investments in unconsolidated communities	93,327	—	10,945	—	104,272
Goodwill	181,490	36,525	—	—	218,015
Segment assets	1,655,004	55,206	104,105	33,986	1,848,301
Expenditures for long-lived assets	138,760	714	48,945	175	188,594
Deferred gains on the sale of real estate and deferred revenue	23,811	28,147	—	—	51,958

As Greystone’s development contracts are multiple element arrangements and there is not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, we defer revenue recognition until the completion of the development contract. However, development costs are expensed as incurred, which results in a net loss for the segment. In 2008, 2007 and 2006, we billed and collected $13.2 million,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

$28.2 million and $21.6 million, respectively, of development fees of which $7.8 million, $26.4 million and $15.1 million, respectively, was deferred and will be recognized when the contract is completed.

During 2008 and 2007, our first U.K. development venture in which we have a 20% equity interest sold four and seven communities, respectively, to a venture in which we have a 10% interest. We recorded equity in (loss) earnings in 2008 and 2007 of approximately $(3.6) million and $75.5 million, respectively. When our U.K. and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund these bonus pools. During 2008 and 2007, we recorded bonus expense of $7.9 million and $27.8 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts. As of December 31, 2008, approximately $1.6 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses are payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. and Germany ventures. This bonus distribution limitation was satisfied on October 31, 2008.

We recorded $15.9 million, net, in exchange losses in 2008 ($14.2 million in losses related to the Canadian dollar and $1.7 million in losses related to the Euro and British pound).

We recorded $2.3 million, net, in exchange losses in 2007 ($7.3 million in gains related to the Canadian dollar and $9.6 million in losses related to the Euro and British pound).

During 2008, we generated 12.0% and 18.8% of revenue from Ventas and HCP, respectively, for senior living communities which we manage. During 2007, we generated 11.8% and 18.9% of revenue from Ventas and HCP, respectively, for senior living communities which we manage. During 2006, we generated approximately 16.3% of total operating revenues from HCP for senior living communities which we manage. No other owners represented more than 10% of total operating revenues in 2006.

In 2008 and 2007, we recorded an impairment charge of $8.9 million and $56.7 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008 (see Note 21). This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was less than the fair value of the net tangible assets and identifiable intangible assets.

During 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that are no longer expected to be developed. During 2007, we recorded an impairment charge of $7.6 million related to two communities in the U.S. During 2006, we recorded an impairment charge of $15.0 million related to six small senior living communities in the U.S.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

23.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007

Accounts payable and accrued expenses	$66,760	$71,240
Accrued salaries and bonuses	30,123	64,441
Accrued employee health and other benefits	47,685	67,096
Accrued legal, audit and professional fees	8,933	43,120
Other accrued expenses	30,643	29,465

	$184,144	$275,362

24.	Severance and Restructuring Plan

On July 31, 2008, we announced a program to reduce corporate expenses. We expect to achieve this through reorganization of corporate cost structure, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. In September 2008, we concluded the voluntary separation program. As a result of this program and other staffing reductions in 2008, we have eliminated 165 positions in overhead and development, primarily in our McLean, Virginia headquarters. Through December 31, 2008, we have recorded severance charges related to this program of $15.0 million. We expect to record additional severance charges of $2.0 million in the first and second quarters of 2009. Primarily all of the restructuring charges are reflected in our domestic segment.

With the elimination of these positions, we reconfigured our office space and two floors of leased space in our headquarters were vacated. We ceased using the space on December 31, 2008 and the space is available for immediate sublease. The fair value of the lease obligation of the vacated space is approximately $2.4 million. A charge of $2.0 million (net of an existing straight-line lease liability of approximately $0.4 million) was recorded in 2008 for this obligation. In addition, we recorded an impairment charge of $0.9 million related to the leasehold improvements in the vacated space.

As previously disclosed, Mr. Paul Klaassen resigned as our chief executive officer effective November 1, 2008 and became our non-executive Chair of the Board. Upon his resignation as our chief executive officer, under his employment agreement, he became entitled to receive:

•	annual payments for three years, beginning on the first anniversary of the date of termination, equal to Mr. Klaassen’s annual salary ($0.5 million) and bonus ($0) for the year of termination;

•	continuation of the medical insurance and supplemental coverage provided to Mr. Klaassen and his family until Mr. Klaassen attains or, in the case of his death, would have attained, age of 65 (but to his children only through their attainment of age 22); and

•	continued participation in his deferred compensation plan in accordance with the terms of his employment agreement.

The fair value of the continued participation of Mr. Klaassen in the deferred compensation plan cannot be reasonably estimated, as it is dependent upon Mr. Klaassen’s selection of available investment options and the future performance of those selections. Accordingly, no additional accrual was recorded with respect to the continued participation by Mr. Klaassen in his deferred compensation plan. There is no deferred compensation liability at December 31, 2008 due to the market value of the investment selections. See Note 19 of the Notes to the Consolidated Financial Statements for more information regarding Mr. Klaassen’s deferred compensation account.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the activity related to this severance and restructuring plan through December 31, 2008:

			Cash Payments	Liability at
	Initial		and Other	December 31,
(In thousands)	Charges	Adjustments	Settlements	2008

Voluntary severance	$8,426	$—	$(5,114)	$3,312
Involuntary severance	5,198	—	(3,680)	1,518
CEO retirement compensation	3,736	(2,213)	—	1,523
Lease termination costs	2,918	—	(524)	2,394

	$20,278	$(2,213)	$(9,318)	$8,747

25.	Subsequent Events

Bank Credit Facility

The Tenth Amendment to the Bank Credit Facility, signed on January 20, 2009, provided that there can be no additional borrowings and no issuances of any new letters of credit until April 1, 2009, and then only if we achieve compliance with the financial covenants of the loan documents. The interest rate was increased to LIBOR plus 475 basis points for Eurodollar Rate Loans and the Base Rate (as defined in the Tenth Amendment) plus 325 basis points for the Base Rate Loans. The Tenth Amendment also:

•	waives compliance with the financial covenants of the Bank Credit Facility from December 30, 2008 through March 30, 2009;

•	waives triggering of the cross default section of the Bank Credit Facility through March 30, 2009 for certain events of default which might occur under other credit facilities; and

•	provides for principal repayments to lenders of $1.5 million and a modification fee of $0.4 million.

The Tenth Amendment also modifies certain negative covenants to limit our ability, among other things to (i) pledge certain assets or grant consensual liens on such assets; (ii) incur additional indebtedness; and (iii) dispose of real estate, improvements or other material assets.

Germany Venture

On January 2, 2009, we exercised our option to purchase the remaining interest in our Germany venture not previously held by us and acquired a 94.9% controlling interest (see Note 9).

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. Our lenders to eight of our nine German communities have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain events relating to the loans or March 31, 2009. As of February 27, 2009, we have not stopped funding the ninth community as the next payment date is March 6, 2009. We do not intend to make the principal and interest payment due on that date and will seek waivers with respect to this default after that date.

Trinity

In January 2009, Trinity filed a plan of liquidation and dissolution before the Delaware Chancery Court. The Chancery Court will supervise the disposition of the assets of Trinity for the benefit of its creditors. At December 31,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

2008, the recorded assets of Trinity are $8.4 million and the recorded liabilities of Trinity are $36.1 million. The recorded liabilities of $36.1 million do not include: 1) approximately $2.7 million of obligations under long-term leases for office space used in the Trinity operations that are expected to be reduced or eliminated by the legal requirement for the landlord to mitigate damages by re-leasing the vacated space, 2) any amount that may be due to the plaintiffs related to the investigation of Trinity by the OIG and the Qui Tam Action discussed in Note 17 to the consolidated financial statements or 3) any amounts due to us.

Fountains

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest at that date and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement. We have requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by us pursuant to our operating deficit agreements through March 31, 2009. As of February 27, 2009, the lender had not yet agreed to our request for a standstill agreement through March 31, 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

26.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4(2)	Total

2008
Operating revenue	$419,369	$421,774	$424,895	$435,605	$1,701,643
Loss from continuing operations	(29,557)	(28,248)	(49,526)	(272,433)	(379,764)
Loss from discontinued operations	(3,568)	(3,528)	(5,885)	(24,303)	(37,284)
Extraordinary loss	—	—	(13,255)	(8,876)	(22,131)
Net loss	(33,125)	(31,776)	(68,666)	(305,612)	(439,179)
Basic net loss per common share Continuing operations	$(0.59)	$(0.56)	$(0.98)	$(5.41)	$(7.54)
Discontinued operations	(0.07)	(0.07)	(0.12)	(0.48)	(0.74)
Extraordinary loss	—	—	(0.26)	(0.18)	(0.44)
Net loss	(0.66)	(0.63)	(1.36)	(6.07)	(8.72)
Diluted net income (loss) per common share
Continuing operations	$(0.59)	$(0.56)	$(0.98)	$(5.41)	$(7.54)
Discontinued operations	(0.07)	(0.07)	(0.12)	(0.48)	(0.74)
Extraordinary loss	—	—	(0.26)	(0.18)	(0.44)
Net loss	(0.66)	(0.63)	(1.36)	(6.07)	(8.72)
2007
Operating revenue	$377,280	$391,212	$411,737	$403,012	$1,583,241
Income (loss) from continuing operations	6,723	8,913	39,992	(73,855)	(18,227)
Income (loss) from discontinued operations	757	(921)	(1,762)	(50,122)	(52,048)
Net income (loss)	7,480	7,992	38,230	(123,977)	(70,275)
Basic net income (loss) per common share
Continuing operations	$0.13	$0.18	$0.80	$(1.48)	$(0.37)
Discontinued operations	0.02	(0.02)	(0.03)	(1.00)	(1.04)
Net income (loss)	0.15	0.16	0.77	(2.48)	(1.41)
Diluted net income (loss) per common share
Continuing operations	$0.13	$0.17	$0.77	$(1.48)	$(0.37)
Discontinued operations	0.02	(0.02)	(0.03)	(1.00)	(1.04)
Net income (loss)	0.15	0.15	0.74	(2.48)	(1.41)

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.

(2)	During the fourth quarter of 2008, we recorded an impairment charge of $121.8 million related to all of the goodwill for our North American business segment. Also, we determined that a valuation allowance on the net deferred tax assets was required. Because of this, we reversed the tax benefit associated with our extraordinary loss recorded in the third quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of Sunrise’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of December 31, 2008. The Company’s review of its accounting policies and practices and the restatement of its consolidated financial statements for 2005 and prior years resulted in the inability of Sunrise to timely file its 2006 and 2007 Form 10-Ks and its Form 10-Qs since the first quarter of 2006, through the second quarter of 2008. In addition, as described in Item 9A of our 2007 Form 10-K, management determined that two of the material weaknesses identified in Sunrise’s internal control over financial reporting at December 31, 2006 relating to the entity-level control environment and process and transaction level controls continued to exist at December 31, 2007.

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

Management, under the direction of the former CEO (now non-executive chair), the current CEO and the CFO, directed remediation efforts, including implementation of the Board approved remedial framework. Since the filing of our 2006 Form 10-K on March 24, 2008, we continued to build on the remedial actions undertaken in 2007 and to implement the Board adopted remedial framework.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, Sunrise’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting at December 31, 2008, which appears at the end of this Item 9A.

Changes in internal control over financial reporting during fourth quarter of 2008

Through December 31, 2008, the Company continued to implement the following significant improvements to the control environment and to the Company’s accounting operations:

•	our previously disclosed extensive changes in senior management and other personnel;

•	organizational changes to improve accountability and oversight of accounting and financial reporting internal controls;

•	increased experienced staffing in finance, accounting and tax;

•	increased focus on financial and accounting controls throughout the company including development of formal corporate and accounting policies, and

•	implementation of processes to ensure timely accounting reviews for routine and non-routine transactions and accounts.

The timely filing of our third quarter Form 10-Q and this annual report on Form 10-K with all of the associated processing controls and oversight demonstrates the significant progress made. Management believes the disclosed significant improvements remediated the two material weaknesses described above, and have improved both our disclosure controls and procedures and internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunrise Senior Living, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Sunrise Senior Living, Inc.’s ability to continue as a going concern.

/s/  Ernst & Young, LLP

McLean, Virginia
February 27, 2009

Item 9B.	Other Information

At our 2008 annual meeting of stockholders held on November 13, 2008, our stockholders approved our 2008 Omnibus Incentive Plan (the “Plan”). The description of the Plan is incorporated herein by reference from our definitive proxy statement filed with the SEC on October 20, 2008.

On December 23, 2008, Richard J. Nadeau, our Chief Financial Officer, and Julie A. Pangelinan, our Chief Accounting Officer, were granted options to purchase 750,000 and 500,000 shares of our common stock, respectively, under the Plan. The options have a term of 10 years and an exercise price of $1.37 per share, which equals the closing price per share of our common stock on December 23, 2008. One-third of the options will vest on each of December 23, 2009, 2010, and 2011, subject to continued employment on the applicable vesting date.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. In the event that the Company’s definitive proxy statement is not filed within such period, the information required by this Item 10 will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2008. We will post any amendments to or waivers for directors and executive officers from provisions of the Codes on our website at www.sunriseseniorliving.com.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. In the event that the Company’s definitive proxy statement is not filed within such period, the information required by this Item 11 will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. In the event that the Company’s definitive proxy statement is not filed within such period, the information required by this Item 12 will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. In the event that the Company’s definitive proxy statement is not filed within such period, the information required by this Item 13 will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is Incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. In the event that the Company’s definitive proxy statement is not filed within such period, the information required by this Item 14 will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

a.	(1) All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or the notes thereto.

b. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2009.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Mark S. Ordan
Mark S. Ordan, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Mark S. Ordan	By:	/s/ Richard J. Nadeau
	Mark S. Ordan, Director and		Richard J. Nadeau, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ Julie A. Pangelinan
Julie A. Pangelinan,
Chief Accounting Officer

DIRECTORS

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Chair of the Board

By:	/s/ Glyn F. Aeppel
Glyn F. Aeppel, Director

By:	/s/ Thomas J. Donohue
Thomas J. Donohue, Director

By:	/s/ David I. Fuente
David I. Fuente, Director

By:	/s/ Stephen D. Harlan
Stephen D. Harlan, Director

By:	/s/ J. Douglas Holladay
J. Douglas Holladay, Director

By:	/s/ Lynn Krominga
Lynn Krominga, Director

By:	/s/ William G. Little
William G. Little, Director

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3
2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2
2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and(v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4
2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1
2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1
2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2
2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3
2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8
3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A
3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1
4.1	Form of Common Stock Certificate	10-K	March 24, 2008	4.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1
4.3	Amendment, dated as of November 19, 2008, to the Rights Agreement, dated as of April 24, 2008, between the Corporation and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1
10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20
10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36
10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8
10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25
10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41
10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1
10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4
10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15
10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1
10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1
10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price.+	10-K	July 31, 2008	10.11
10.12	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B
10.13	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4
10.14	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1
10.15	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2
10.16	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14
10.17	Form of Non-Qualified Stock Option Agreement.+*	N/A	N/A	N/A
10.18	Form of Incentive Stock Option Agreement.+*	N/A	N/A	N/A
10.19	Form of Restricted Stock Agreement.+*	N/A	N/A	N/A
10.20	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2
10.21	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89
10.22	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B
10.23	Sunrise Executive Deferred Compensation Plan, effective June 1, 2001.+	10-Q	August 14, 2001	10.14
10.24	Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-Q	August 13, 2003	10.2
10.25	Second Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.20
10.26	Third Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.21
10.27	Fourth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.22
10.28	Fifth Amendment to Sunrise Assisted Living Executive Deferred Compensation Plan.+	10-K	March 24, 2008	10.23

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.29	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25
10.30	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2
10.31	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1
10.32	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32
10.33	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53
10.34	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54
10.35	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1
10.36	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30
10.37	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1
10.38	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1
10.39	Letter Agreement between the Corporation and Julie Pangelinan, dated November 17, 2008.+	8-K	November 19, 2008	10.2
10.40	Separation Agreement and General Release between the Company and John F. Gaul, dated December 9, 2008.+	8-K	December 15, 2008	10.1
10.41	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21 2009	10.2
10.42	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21 2009	10.3
10.43	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21 2009	10.4
10.44	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1
10.45	2008 Non-Employee Director Fees and Other Compensation.+*	N/A	N/A	N/A
10.46	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1
10.47	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.48	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42
10.49	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007	10-K	March 24, 2008	10.43
10.50	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44
10.51	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45
10.52	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46
10.53	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47
10.54	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008	10-K	March 24, 2008	10.48
10.55	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.56	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50
10.57	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.58	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2
10.59	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1
10.60	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4
10.61	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5
10.62	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62
10.63	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65
10.64	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1
10.65	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1
10.66	Pre-Negotiation and Standstill Agreement dated December 24, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.1
10.67	Standstill Agreement, dated December 23, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.2

INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A
23.1	Consent of Ernst & Young LLP*	N/A	N/A	N/A
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.