Form 10-K/A
period 2008-12-31
SUNRISE SENIOR LIVING INC
filed 2009-03-31
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number 1-16499
SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1746596

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

7902 Westpark Drive
McLean, VA	22102

(Address of principal	(Zip Code)
executive offices)
Registrant’s telephone number, including area code: (703) 273-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check marker whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a capital reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
On March 2, 2009, Sunrise Senior Living, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Form 10-K”). At the time of filing of the Original Form 10-K, the Company indicated that (a) it was not then in a position to include in the Original Form 10-K the separate financial statements of the following ventures and (b) it intended to file such financial statements as soon as they became available:
-PS UK Investment (Jersey) LP
-PS Germany Investment (Jersey) LP
-AL US Development Venture, LLC
-Metropolitan Senior Housing, LLC
-Sunrise Aston Gardens Venture, LLC
-Sunrise First Assisted Living Holdings, LLC
-Sunrise Second Assisted Living Holdings, LLC
-Sunrise IV Senior Living Holdings, LLC
These statements are being included pursuant to Rule 3-09 of Regulation S-X.
This Amendment No. 1 on Form 10-K/A is being filed to amend Item 8 of the Original Form 10-K to provide the separate Rule 3-09 financial statements for each of the above ventures as well as to amend Item 1B, footnotes 11 and 25, Item 10 and the Exhibit Index.
In Item 1B in the Original Form 10-K, we disclosed that we had an unresolved SEC staff comment on our 2007 Form 10-K and our 2007 Form 10-K/A filed in December 2008 with respect to the timing of our recording of the impairment charge for our investment in the Fountains venture. On March 20, 2009, the SEC staff informed us that they did not object to our accounting treatment and that they had no further comments on our 2007 Form 10-K and subsequent amendments.
In the Form 10-K/A, we also revised Note 25, Subsequent Events, to reflect the sale of our Greystone subsidiary, for the Eleventh Amendment to our Bank Credit Facility and the default on a loan to a German community.
On March 18, 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes; (iii) a $6,000,000 7-year note; (iv) a $2,500,000 note; and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from the Company.
On March 23, 2009, we entered into the Eleventh Amendment to our Bank Credit Facility. The purpose of the Eleventh Amendment is to provide the parties with an additional period of time to negotiate the terms of a twelfth amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of December 2, 2009, with the desired objective of obtaining the execution of such twelfth amendment prior to the close of business on April 30, 2009.
The Eleventh Amendment, among other matters, suspends until May 1, 2009 the obligation of the lenders under the Bank Credit Facility to (1) advance any additional proceeds of the loans to the borrowers under the Bank Credit Facility or (2) issue any new letters of credit. However, the lenders agreed to renew certain scheduled outstanding letters of credit in accordance with the annual renewal provisions of such letters of credit. The Eleventh Amendment also waived compliance with certain financial covenants of the Bank Credit Facility through April 29, 2009 and the applicability of certain cross-default provisions through April 30, 2009.
The Eleventh Amendment also permanently reduces the aggregate commitments of the lenders under the Bank Credit Facility from $160 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million).
The Company previously disclosed in the Original Form 10-K that it believed its expected cash balances and expected cash flow would be sufficient to enable the Company to meet its obligations only through March 31, 2009. Based on revised cash flow forecasts as well as a result of the cash proceeds from the March 18, 2009 sale of the Company’s Greystone subsidiary, the Company currently expects that its cash balances and expected cash flow will be sufficient to operate the Company and meet its obligations through April 30, 2009. However, the Company does not expect to be in compliance with the financial covenants in the Bank Credit Facility on April 30, 2009, which is the day following the date on which the waiver of certain financial covenants set forth in the Bank Credit Facility expires. Unless a subsequent waiver is granted, failure to comply with the financial covenants on April 30, 2009 would constitute an event of default under the Bank Credit Facility that would allow the Lenders to exercise certain remedies after the expiration of any applicable grace period.
On March 6, 2009, we did not make a payment of principal and interest on the loan to one German community and on March 16, 2009 we entered into a Standstill Agreement with this lender.
Item 10 is being amended to provide the current advance notice bylaw provision for shareholder proposals. The Exhibit Index is being amended to include as exhibits (1) Sunrise’s executive deferred compensation plan, effective January 1, 2009; (2) bonus deferral programs for certain executive officers; (3) amendment 2 to Sunrise Senior Living, Inc. long term incentive cash bonus plan; (4) amendment to the Sunrise Senior Living, Inc. senior executive severance plan; (5) consents to the incorporation by reference into the Company’s existing Form S-8 Registration Statements of the audited financial statements included in its 2008 Form 10-K, as amended; and (6) new certifications by its Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not modify or update disclosures therein in any way other than as outlined above.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each Item, as amended, is presented below.

Item 1B. Unresolved Staff Comments
None.
Item 8.  Financial Statements and Supplementary Data (As Amended)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 25 to the accompanying consolidated financial statements, the Company’s Bank Credit Facility expires on April 30, 2009, unless further extended. The Company’s cash balances and expected cash flow are not sufficient to enable the Company to meet its near term obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1, 13 and 25. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/  Ernst & Young LLP

McLean, Virginia
February 27, 2009, except for Paragraphs 4 and 5 of Note 11
and Paragraphs 3 through 6 and Paragraphs 8 and 11 of
Note 25, as to which the date is March 26, 2009

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

In 2008 and 2007, we recorded an impairment charge of $9.8 million and $56.7 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008 (see Note 21). This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisitions of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. This impairment resulted from a revision in the fourth quarter of 2008 to our estimate of future cash flows from our North American business segment. During the fourth quarter of 2008, we concluded that the credit markets had declined to the point that it was unlikely that we would have significant income from development and pre-opening fees from the development of new Sunrise communities or income from recapitalization of ventures.

We considered the income approach and the market comparable approach in evaluating the goodwill of our North American business segment. The income approach uses the present value of the cash flows that are expected to be generated by the business in the future. The market comparable approach indicates the fair value of a business based on a comparison to publicly traded companies in the same industry. We used the income approach to value our business, and compared that result to the market approach to provide additional support for our valuation. In applying the income approach, we discounted projected cash flows at a 9% discount rate and applied a cap rate of 6.5% to residual cash flows. These factors were based on management’s judgment and recommendations from a valuation advisor. The impairment was recorded since the fair value of the North American business was less than the fair value of the net tangible assets and identifiable intangible assets.

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

On March 23, 2009, we entered into the Eleventh Amendment to our Bank Credit Facility. The purpose of the Eleventh Amendment is to provide the parties with an additional period of time to negotiate the terms of a twelfth amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of December 2, 2009, with the desired objective of obtaining the execution of such twelfth amendment prior to the close of business on April 30, 2009.

The Eleventh Amendment, among other matters, suspends until May 1, 2009 the obligation of the lenders under the Bank Credit Facility to (1) advance any additional proceeds of the loans to the borrowers under the Bank Credit Facility or (2) issue any new letters of credit. However, the lenders agreed to renew certain scheduled outstanding letters of credit in accordance with the annual renewal provisions of such letters of credit. The Eleventh Amendment also waived compliance with certain financial covenants of the Bank Credit Facility through April 29, 2009 and the applicability of certain cross-default provisions through April 30, 2009.

The Eleventh Amendment also permanently reduces the aggregate commitments of the lenders under the Bank Credit Facility from $160 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million).

The Company previously disclosed in its Form 10-K for the year ended December 31, 2008 that it believed its expected cash balances and expected cash flow would be sufficient to enable the Company to meet its obligations only through March 31, 2009. Based on revised cash flow forecasts as well as a result of the cash proceeds from the March 18, 2009 sale of the Company's Greystone subsidiary, the Company currently expects that its cash balances and expected cash flow will be sufficient to operate the Company and meet its obligations through April 30, 2009. However, the Company does not expect to be in compliance with the financial covenants in the Bank Credit Facility on April 30, 2009, which is the day following the date on which the waiver of certain financial covenants set forth in the Bank Credit Facility expires. Unless a subsequent waiver is granted, failure to comply with the financial covenants on April 30, 2009 would constitute an event of default under the Bank Credit Facility that would allow the Lenders to exercise certain remedies after the expiration of any applicable grace period.

Germany Venture

On January 2, 2009, we exercised our option to purchase the remaining interest in our Germany venture not previously held by us and acquired a 94.9% controlling interest (see Note 9).

          In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. Our lenders to eight of our nine German communities have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain events relating to the loans or March 31, 2009. On March 6, 2009, we did not make a payment of principal and interest on the loan to the ninth community and on March 16, 2009 we entered into a Standstill Agreement with the lender.

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

Greystone

On March 18, 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes; (iii) a $6,000,000 7-year note; (iv) a $2,500,000 note; and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from the Company.

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

PS UK Investment (Jersey) Limited Partnership
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
/s/ Ernst & Young, LLP
London, England
30 July 2008

PS UK Investment (Jersey) Limited Partnership
Consolidated income statement
for the years ended 31 December 2008 (unaudited), 2007 and 2006 (unaudited)

		Unaudited		Unaudited
		2008	2007	2006
	Notes	£	£	£
Operating revenue:
Resident fees		9,788,455	14,176,377	6,583,409

Total operating revenue		9,788,455	14,176,377	6,583,409

Operating expenses:
Facility operating expenses		11,135,347	12,191,116	7,256,183
Facility development and pre-rental expenses		3,597,483	6,394,516	4,535,897
General and administrative expenses		365,905	597,968	131,926
Facility lease expenses		6,868	26,042	40,626
Management fees	6	489,154	775,441	355,960
Depreciation	3	3,137,723	3,324,095	2,084,776

Total operating expenses		(18,732,480)	(23,309,178)	(14,405,368)

Net operating loss		(8,944,025)	(9,132,801)	(7,821,959)

Other income/(expense):
Financial income		1,419,935	973,715	194,676
Interest expense		(11,440,469)	(11,459,235)	(4,425,643)
Loss on extinguishment of debt		(130,305)	(238,122)	—
Foreign exchange (loss)/gain		(6,605)	5,808	—
Gain on sale of subsidiaries	5	41,785,790	114,437,152	—

Total other income/(expense)		31,628,346	103,719,318	(4,230,967)

Profit/(loss) before tax		22,684,321	94,586,517	(12,052,926)

Income tax expense	9	(5,632)	—	—

Profit/(loss) for the year after tax	10	22,678,689	94,586,517	(12,052,926)

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated balance sheet
at 31 December 2008 (unaudited) and 2007

		Unaudited
		2008	2007
	Notes	£	£
Assets
Current assets:
Cash and cash equivalents		14,857,587	20,421,691
Accounts receivable		467,268	344,149
Net receivables due from affiliates	6	—	336,986
Financial asset	5	15,552,515	—
Prepaid expenses and other current assets		5,872,401	2,560,883

Total current assets		36,749,771	23,663,709

Non current assets
Property and equipment	3	212,124,077	216,704,854
Restricted cash		14,169,887	11,588,218

Total non current assets		226,293,964	228,293,072

Total assets		263,043,735	251,956,781

Liabilities and partners’ capital

Current liabilities
Trade payables		67,498	100,018
Accrued expenses	7	7,273,775	8,061,183
Deferred revenue		334,840	309,658
Net payables due to affiliates	6	5,423,676	—
Other current liabilities	5	—	4,487,885
Current maturities of long-term debt, net of finance costs	8	22,894,514	19,452,506

Total current liabilities		35,994,303	32,411,250

Non current liabilities
Contractor retention		1,536,911	1,417,834
Long-term debt, net of finance costs	8	169,872,879	172,494,910
Derivative financial instruments		4,195,303	529,885

Total non-current liabilities		175,605,093	174,442,629
Partners’ capital	10	51,444,339	45,102,902

Total non current liabilities		227,049,432	219,545,531

Total liabilities and partners’ capital		263,043,735	251,956,781

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated statement of changes in partners’ capital
for the year ended 31 December 2008 (unaudited), 2007 and 2006 (unaudited)

	Partners’	Accumulated		Foreign		Total
	capital	surplus/	Other	currency	Distribution	partners’
	contributions	(deficit)	reserves	translation	to partners	capital
	£	£	£	£	£	£
At 1 January 2006*	40,898,690	(4,131,143)	—	(179)	—	36,767,368
Foreign currency translation*	—	—	—	(305)	—	(305)
Revaluation of property and equipment*	—	—	70,636,697	—	—	70,636,697

Total income and expense for the year recognised directly in equity*	—	—	70,636,697	(305)	—	70,636,392
Loss for the year*	—	(12,052,926)	—	—	—	(12,052,926)

Total income and expense for the year*	—	(12,052,926)	70,636,697	(305)	—	58,583,466
Partner contributions*	20,690,698	—	—	—	—	20,690,698

At 31 December 2006*	61,589,388	(16,184,069)	70,636,697	(484)	—	116,041,532
Cash flow hedge (note 11)	—	—	(529,885)	—	—	(529,885)
Distribution to partners	—	—	—	—	(159,675,550)	(159,675,550)
Disposal of property and equipment revaluation	—	—	(70,636,697)	—	—	(70,636,697)
Revaluation of property and equipment	—	—	39,079,729	—	—	39,079,729

Total income and expense for the year recognised directly in equity	—	—	(32,086,853)	—	(159,675,550)	(191,762,403)
Profit for the year	—	94,586,517	—	—	—	94,586,517

Total income and expense for the year	—	94,586,517	(32,086,853)	—	(159,675,550)	(97,175,886)
Partner contributions	26,237,256	—	—	—	—	26,237,256

At 31 December 2007	87,826,644	78,402,448	38,549,844	(484)	(159,675,550)	45,102,902
Cash flow hedge (note 11)*	—	—	(3,665,418)	—	—	(3,665,418)
Distribution to partners*	—	—	—	—	(17,360,867)	(17,360,867)
Disposal of property and equipment revaluation*	—	—	(39,079,729)	—	—	(39,079,729)
Revaluation of property and equipment*	—	—	32,066,606	—	—	32,066,606

Total income and expense for the year recognised directly in equity*	—	—	(10,678,541)	—	(17,360,867)	(28,039,408)
Profit for the year*	—	22,678,689	—	—	—	22,678,689

Total income and expense for the year*	—	22,678,689	(10,678,541)	—	(17,360,867)	(5,360,719)
Partner contributions*	11,702,156	—	—	—	—	11,702,156

At 31 December 2008	99,528,800	101,081,137	27,871,303	(484)	(177,036,417)	51,444,339

*unaudited
The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated statement of cash flows
for the year ended 31 December 2008 (unaudited), 2007 and 2006 (unaudited)

	Unaudited		Unaudited
	2008	2007	2006
	£	£	£
Operating activities
Profit/(loss) for the year before tax	22,678,689	94,586,517	(12,052,926)
Adjustment to reconcile profit/(loss) for the year before tax to net cash flows from operating activities:
Net finance costs	10,157,444	10,717,833	4,230,967
Depreciation	3,137,723	3,324,095	2,084,776
Provision for bad debt	21,980	29,819	16,658
Gain on sale of subsidiaries	(41,785,790)	(114,437,152)	—
Loss on extinguishment of debt	(130,305)	(238,122)	—
Tax on continuing operations	5,632	—	—
Changes in assets and liabilities:
Accounts receivable	(145,099)	157,745	(463,246)
Prepaid expenses and other current assets	(3,311,519)	(1,056,246)	(1,043,983)
Trade payables and accrued expenses	(706,484)	849,712	268,812
Deferred revenue	25,242	88,880	220,758
Other current liabilities	(4,487,885)	4,487,885	—

Net cash flows used in operating activities	(14,540,372)	(1,489,034)	(6,738,184)

Investing activities
Increase in restricted cash	(2,581,668)	(11,588,218)	—
Purchase of property and equipment	(74,678,504)	(89,329,492)	(94,680,104)
Proceeds from sale of subsidiaries	97,802,551	245,381,485	—
Interest paid and capitalised	(3,324,135)	(4,695,605)	(3,572,894)
Interest received	1,419,935	973,715	194,676

Net cash flows from investing activities	18,638,179	140,741,885	(98,058,322)

Financing activities
Contributions by partners	11,702,156	26,237,256	20,690,698
Distributions to partners	(17,360,867)	(159,675,550)	—
Net borrowings from/(repayments to) affiliates	5,753,282	(4,415,153)	940,315
Net repayments to partners	—	(1,275,000)	—
Borrowings of long-term debt	92,067,675	148,153,886	93,235,075
Repayments of long-term debt	(91,754,860)	(126,918,499)	—
Interest paid and expensed	(10,070,012)	(9,785,802)	(4,279,290)

Net cash flows (used in)/from financing activities	(9,662,626)	(127,678,862)	110,586,798

Net (decrease)/increase in cash and cash equivalents before effect of exchange rate on cash	(5,564,819)	11,573,989	5,790,292
Effect of exchange rate on cash	715	(421)	(305)

Net (decrease)/increase in cash and cash equivalents	(5,564,104)	11,573,568	5,789,987
Cash and cash equivalents at beginning of year	20,421,691	8,848,123	3,058,136

Cash and cash equivalents at end of year	14,857,587	20,421,691	8,848,123

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
1.	Organization

PS UK Investment (Jersey) Limited Partnership (the Partnership), was formed under the laws of Jersey, Channel Islands on 31 May 2002, between Sunrise Assisted Living Investment, Inc. (SALII), a wholly owned subsidiary of Sunrise Senior Living, Inc. (Sunrise), Senior Housing UK Investment Limited Partnership (SHIP), SunCo LLC (SunCo), a wholly owned subsidiary of Sunrise and PS UK (Jersey) GP Limited (General Partner). On 29 January 2003, SALII transferred its entire interest in the Partnership to Sunrise Senior Living International L.P. (Sunrise LP), a wholly owned subsidiary of Sunrise. The Partnership was established for the purpose of acquiring land and buildings in order to construct, develop, market, operate, finance and sell assisted living facilities in the United Kingdom. As of 31 December 2008, the Partnership has four operating properties, five properties under active development and one site in pre-development in the United Kingdom. The facilities will offer accommodation and organize the provision of non-complex medical care services to elderly residents for a monthly fee. The Partnership’s services will generally not be covered by health insurance so the monthly fees will be payable by the residents, their family, or another responsible party. The Partnership shall be dissolved on 31 December 2012 unless extended or terminated earlier in accordance with the terms and provisions of the Partnership Agreement.

2.1	Basis of preparation

The consolidated financial statements have been prepared on an historical cost basis, except for property and equipment relating to properties operating at year end and derivative financial instruments, which have been measured at fair value. The consolidated financial statements are presented in Sterling.

Statement of compliance

The consolidated financial statements of PS UK Investment (Jersey) Limited Partnership and its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as adopted by the International Accounting Standards Board as they apply to the financial statements of the limited partnership and its subsidiaries for the year ended 31 December 2008.

Principles of consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries that will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.

2.2	Changes in accounting policies

During the year ended 31 December 2008, the Partnership has not adopted any new accounting policies which were not in place as of 31 December 2007 and for the year then ended.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.3	Significant accounting estimates

Estimation uncertainty

The preparation of financial statements in conformity with International Financial Reporting Standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Asset

The Partnership has recorded a financial asset representing its contractual right to receive a variable amount of future cash related to prior sales of its subsidiary companies (note 5). Significant management judgment is required to determine the amount of the financial asset that will be recognised, based on forecasted operating results of communities it has sold.

Deferred Tax Assets

Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised tax losses at 31 December 2008 was £nil (unaudited) (2007 — £nil) and the carryforward tax losses at 31 December 2008 were £7,121,467 (unaudited) (2007 — £6,345,698). Further details are contained in note 9.

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.4	Summary of significant accounting policies (continued)

Property and equipment (continued)

Accumulated depreciation as at the revaluation date is eliminated against the gross carrying amount of the asset and net amount is restated to the revalued amount of the asset. Upon disposal, any revaluation reserve relating to the particular asset being sold is transferred to accumulated deficit.

Valuations are performed frequently enough to ensure that the fair value of a revalued asset does not differ materially from its carrying amount.

Impairment of assets

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the asset’s discounted expected cash flows are not sufficient to recover its carrying amount. The Partnership measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of 31 December 2008 (unaudited) or 31 December 2007.

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
Taxes

Income and corporation taxes

No provision for income or corporation taxes has been included in respect to the partnership in the accompanying financial statements, as all attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement.

Sales taxes

Revenue, expenses and assets are recognised net of the amount of sales tax except:
•	where the sales tax incurred on a purchase of assets or services is not recoverable from the taxation authority, in which case the sales tax is recognised as part of the cost of acquisition of the asset or as part of the expense item as applicable; and

•	receivables and payables that are stated with the amount of sales tax included.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.4	Summary of significant accounting policies (continued)

Taxes (continued)

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.4	Summary of significant accounting policies (continued)

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.4	Summary of significant accounting policies (continued)

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
2.4	Summary of significant accounting policies (continued)

New standards and interpretations not applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting International Committee (“IFRIC”) have issued the following standards and interpretations with effective dates after the date of these financial statements that have not yet been adopted by the group:

IASB (IAS / IFRSs)	Effective date
IFRS 1 and IAS 27 Amendment — Cost of investment in Subsidiary Jointly Controlled Entity or Associate	1 January 2009
IFRS 2 Amendment to IFRS 2 — Vesting Conditions and Cancellations	1 January 2009
IFRS 3 Business Combinations (revised January 2008)	1 July 2009
IFRS 8 Operating Segments	1 January 2009
IAS 1 Presentation of Financial Statements (revised September 2007)	1 January 2009
IAS 23 Borrowing Costs (revised March 2007)	1 January 2009
IAS 27 Consolidated and Separate Financial Statements (revised January 2008)	1 July 2009
IAS 32 and IAS 1 Financial Instruments Puttable at Fair Value and Obligations arising on Liquidation	1 January 2009
IAS 39 Eligible Hedged Items	1 January 2009
Improvements to IFRS	Various dates

IFRIC	Effective date
IFRIC 13 Customer Loyalty Programmes	1 July 2008
IFRIC 15 Agreements for construction of real estate	1 January 2009
IFRIC 16 Hedges of a net investment in a foreign operation	1 October 2008
IFRIC 17 Distributions of Non-cash asset to Owners	1 July 2009
The Directors of the General Partner do not anticipate that the adoption of these standards and interpretations will have a material impact on the Group’s financial statements in the period of initial application.

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
3.	Property and equipment

Property and equipment consists of the following at 31 December 2008 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	£	£	£	£
As at 1 January 2008, net of accumulated depreciation and exchange adjustment	107,896,194	4,463,963	104,344,697	216,704,854
Additions, including interest capitalised	88,206,908	3,277,722	(13,481,991)	78,002,639
Disposals, net of revaluations and accumulated depreciation	(106,593,913)	(4,055,092)	—	(110,649,005)
Revaluations	30,510,879	1,555,727	—	32,066,606
Depreciation charge for the year	(2,263,062)	(874,661)	—	(3,137,723)
Transfer of net deferred financing costs	—	—	(863,294)	(863,294)

As at 31 December 2008, net of accumulated depreciation and exchange adjustment	117,757,006	4,367,659	89,999,412	212,124,077

As at 1 January 2008
Cost or fair value	108,254,315	5,300,970	104,344,697	217,899,982
Accumulated depreciation	(358,121)	(837,007)	—	(1,195,128)

Net carrying amount	107,896,194	4,463,963	104,344,697	216,704,854

As at 31 December 2008
Cost or fair value	118,996,113	4,836,201	89,999,412	213,831,726
Accumulated depreciation	(1,239,107)	(468,542)	—	(1,707,649)

Net carrying amount	117,757,006	4,367,659	89,999,412	212,124,077

Construction in progress represents costs incurred in construction of six facilities in development or pre-development. Costs to complete construction of six facilities are estimated to be £75 million.

In prior years, the Partnership engaged Savills Commercial Ltd., an accredited independent valuer, to provide an opinion of the fair value of each of the communities that were operating as of each year end. Due to the deteriorating economic conditions during 2008 and the resulting negative impact on real estate value, the Partnership has determined the Floor Price, as defined in the Purchase and Sale agreement discussed in Note 5, provides a more accurate representation of fair value as it is a contractually agreed upon fixed price between knowledgeable, willing parties. The Floor Price is not impacted by current economic conditions and has been reduced by estimated costs to sell and estimated losses prior to sale to determine the fair value of the Partnership’s land, buildings, furniture and equipment related to the four communities that were operating as of 31 December 2008.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
3.	Property and equipment (continued)

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2008 (unaudited):

		Furniture
	Land and	and
	buildings	equipment	Total
	£	£	£
Cost	88,485,233	3,280,474	91,765,707
Accumulated depreciation	(1,239,107)	(468,542)	(1,707,649)

Net carrying amount	87,246,126	2,811,932	90,058,058

Nine facilities, four operating and five under development, with a total carrying amount of £210,868,188 are subject to a first charge to secure the Partnership’s long-term debt (note 8).

Property and equipment consists of the following at 31 December 2007:

	Land and	Furniture	Construction
	Buildings	and equipment	in progress	Total
	£	£	£	£
As at 1 January 2007, net of accumulated depreciation and exchange adjustment	191,135,829	7,504,926	86,644,771	285,285,526
Additions, including interest capitalised	72,184,932	3,175,714	18,664,452	94,025,098
Disposals, net of revaluations and accumulated depreciation	(190,318,356)	(7,078,522)	—	(197,396,878)
Revaluations	37,231,561	1,848,168	—	39,079,729
Depreciation charge for the year	(2,337,772)	(986,323)	—	(3,324,095)
Transfer of net deferred financing costs	—	—	(964,526)	(964,526)

As at 31 December 2007, net of accumulated depreciation and exchange adjustment	107,896,194	4,463,963	104,344,697	216,704,854

As at 1 January 2007
Cost or fair value	192,580,010	8,146,986	86,644,771	287,371,767
Accumulated depreciation	(1,444,181)	(641,985)	—	(2,086,166)
Exchange adjustment	—	(75)	—	(75)

Net carrying amount	191,135,829	7,504,926	86,644,771	285,285,526

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
3.	Property and equipment (continued)

	Land and	Furniture	Construction
	Buildings	and equipment	in progress	Total
	£	£	£	£

As at 31 December 2007
Cost or fair value	108,254,315	5,300,970	104,344,697	217,899,982
Accumulated depreciation	(358,121)	(837,007)	—	(1,195,128)

Net carrying amount	107,896,194	4,463,963	104,344,697	216,704,854

Construction in progress represents costs incurred in construction of ten facilities in development or pre-development. Costs to complete construction of these ten facilities are estimated to be £151 million.

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

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2007:

		Furniture
	Land and	and
	buildings	equipment	Total
	£	£	£
Cost	71,477,319	2,973,916	74,451,235
Accumulated depreciation	(832,008)	(358,120)	(1,190,128)

Net carrying amount	70,645,311	2,615,796	73,261,107

In 2006, approximately £3.7 million of land was held under a long-term lease with a term of 125 years and is treated as a capitalised lease. The lease was amortised over 125 years. The land was sold in 2007.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
3.	Property and equipment (continued)

Property and equipment consists of the following at 31 December 2006 (unaudited):

	Land and	Furniture	Construction
	Buildings	and equipment	in progress	Total
	£	£	£	£
As at 1 January 2006, net of accumulated depreciation and exchange adjustment	—	1,344	124,087,897	124,089,241
Additions, including interest capitalised	125,174,145	4,913,341	(31,834,492)	98,252,994
Revaluations	67,405,865	3,230,832	—	70,636,697
Depreciation charge for the year	(1,444,181)	(640,595)	—	(2,084,776)
Transfer of assets held for sale	—	—	(4,184,152)	(4,184,152)
Transfer of net deferred financing costs	—	—	(1,424,482)	(1,424,482)
Exchange adjustment	—	4	—	4

As at 31 December 2006, net of accumulated depreciation and exchange adjustment	191,135,829	7,504,926	86,644,771	285,285,526

As at 1 January 2006
Cost	—	2,813	124,087,897	124,090,710
Accumulated depreciation	—	(1,390)	—	(1,390)
Exchange adjustment	—	(79)	—	(79)

Net carrying amount	—	1,344	124,087,897	124,089,241

As at 31 December 2006
Cost of fair value	192,580,010	8,146,986	86,644,771	287,371,767
Accumulated depreciation	(1,444,181)	(641,985)	—	(2,086,166)
Exchange adjustment	—	(75)	—	(75)

Net carrying amount	191,135,829	7,504,926	86,644,771	285,285,526

4.	Assets held for sale

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
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
5.	Sale of Subsidiaries

On 31 July 2007, a subsidiary of the Partnership entered into a Purchase and Sale Agreement with a Third Party Buyer (the Buyer) for the sale of a portfolio of subsidiary companies that own and operate fifteen senior living communities, divided into the Initial Portfolio Members and the Pipeline Portfolio Members. The Initial Portfolio Members include the subsidiary companies that own and operate the senior living communities known as Sunrise of Bassett, Sunrise of Edgbaston, Sunrise of Esher, Sunrise of Fleet, Sunrise of Guildford and Sunrise of Westbourne. The Pipeline Portfolio Members include the subsidiary companies that own and operate the senior living communities known as Sunrise of Bramhall II, Sunrise of Cardiff, Sunrise of Chorleywood, Sunrise of Eastbourne, Sunrise of Mobberley, Sunrise of Solihull, Sunrise of Southbourne, Sunrise of Tettenhall and Sunrise of Weybridge. The sale of the Initial Portfolio Members was completed concurrent with the execution of the Purchase and Sale Agreement for the purchase price of £224.8 million, of which £96.1 million was used to repay long-term debt. The Partnership recorded a net gain on the sale of the Initial Portfolios Members of £106.6 million. The Partnership placed £6.0 million in an escrow account to be used for income support to the Buyer if the net operating income of the six initial communities does not meet specified targets. The Buyer is eligible to receive income support for each of the six communities until each community reaches stabilization, as defined in the Purchase and Sale Agreement. The Partnership’s liability to provide income support does not exceed the £6.0 million. At 31 December 2008, the balance in the escrow account for income support was £nil (unaudited) (2007 — £4.5 million), which is reflected on the balance sheet in restricted cash and other current liabilities. The remaining net proceeds from the sale of the Initial Portfolio Members were distributed to SHIP and Sunrise LP, with the exception of £4.2 million (unaudited) (2007 — £7.1 million) representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

The Purchase and Sale Agreement sets out the Target Completion Date for each Pipeline Portfolio Member. The sale of the first Pipeline Portfolio Members, the subsidiary companies that owned and operated Sunrise of Mobberley, was completed on 31 December 2007 for the purchase price of £30.8 million, of which £20.6 million was used to repay long-term debt. The Partnership recorded a net gain on this sale of £7.9 million during 2007.

The Target Completion Dates for the remaining Pipeline Portfolio Members range from January 2009 until January 2010. A Floor Price has been established within the Purchase and Sale Agreement for each of the Pipeline Portfolio Members and this is the consideration received at settlement. A Final Price based on the performance of the communities, is determined at a date subsequent to the sale of each of the Pipeline Portfolio Members based upon specific provisions within the Purchase and Sale Agreement. The Buyer has the right to buy, and the Partnership has the right to require the Buyer to buy, each of the remaining Pipeline Portfolio Members until a date which is 540 days after the Target Completion Date for the specific Pipeline Portfolio Members. At that point, either the Partnership or the Buyer may terminate their rights. If all sales have not been completed by 31 October 2011, then the Partnership’s and the Buyer’s rights under the Purchase and Sale Agreement will terminate.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
5.	Sale of Subsidiaries (continued)
The results of the subsidiary companies sold in 2008 are presented below:

	Unaudited	Unaudited	Unaudited
	2008	2007	2006
	£	£	£
Revenue	7,547,877	8,045,671	—
Expenses	(10,377,255)	(11,236,920)	1,200,985

Net operating loss	(2,829,378)	(3,191,249)	(1,200,000)

Other (expense)/income	(3,017,506)	(3,016,854)	38,761

Book income/(loss) before taxes	(5,846,884)	(6,208,103)	(1,161,239)
Taxes payable related to book income:
Related to pre-tax profit/(loss)	—	—	—
Related to gain on disposal	—	—	—
Total taxes on book income for the subsidiaries sold	—	—	—

The net cash flows incurred by the subsidiary companies sold in 2008 are as follows:

	Unaudited	Unaudited	Unaudited
	2008	2007	2006
	£	£	£
Operating	(3,172,567)	(4,247,679)	(611,261)
Investing	85,202,096	(14,299,095)	(40,406,162)
Financing	(85,079,166)	20,509,140	40,426,955

Net cash (outflow)/inflow	(3,049,637)	1,962,366	(590,469)

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
5.	Sale of Subsidiaries (continued)

The results of the subsidiary companies sold in 2007 are presented below:

		Unaudited
	2007	2006
	£	£
Revenue	18,561,984	13,739,973
Expenses	(19,321,416)	(19,465,988)

Net operating loss	(759,432)	(5,726,015)

Other income/(expense)	(7,137,281)	(4,343,129)

Book loss before taxes	(7,896,713)	(10,069,144)
Taxes payable related to book income:
Related to pre-tax profit/(loss)	—	—
Related to gain on disposal	—	—
Total taxes on book income for the subsidiaries sold	—	—

The net cash flows incurred by the subsidiary companies sold in 2007 are as follows:

		Unaudited
	2007	2006
	£	£
Operating	(1,182,337)	(8,235,124)
Investing	146,018,109	(28,283,577)
Financing	(149,412,223)	40,585,176

Net cash (outflow)/inflow	(4,576,451)	4,066,475

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
5.1	Sale of Subsidiaries — (unaudited)

On 30 May 2008, the Partnership and the Buyer executed an agreement to add the subsidiary companies that own and operate Sunrise of Sonning and Sunrise of Beaconsfield to the Pipeline Members.

The remaining net proceeds from the sale of the Mobberley Portfolio Members and additional proceeds from the sale of the Initial Portfolio Members were distributed in 2008 to SHIP and Sunrise LP, with the exception of £1.7 million representing a portion of Sunrise LP’s and SunCo’s distributions which are held in a restricted cash account until the termination of the Partnership or earlier as discussed in Note 6.

Four additional Pipeline Members were sold in 2008. On 30 April 2008, the subsidiary companies that owned and operated Sunrise of Solihull were purchased for £22.9 million with £21.1 million of the proceeds being used to repay £15.4 million of outstanding mortgage debt and £5.7 million of the Partnership’s unsecured bank debt. On 30 May 2008, the subsidiary companies that owned and operated Sunrise of Cardiff and Sunrise of Chorleywood were purchased for £53.3 million with £49.6 million of the proceeds being used to repay £35.3 million of outstanding mortgage debt and £14.3 million of the Partnership’s unsecured bank debt.

On 31 October 2008, the subsidiary companies that owned and operated Sunrise of Tettenhall were purchased for £23.0 million with £21.1 million of the proceeds being used to repay £15.4 million of outstanding mortgage debt and £5.7 million of the Partnership’s unsecured bank debt. The Partnership recorded a net gain on the sale of these four additional Pipeline Members of £26.2 million during 2008. The remaining net proceeds from the sale of the Solihull, Cardiff and Chorleywood Pipeline Portfolio Members were distributed to SHIP with the exception of £0.1 million representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

A percentage of the excess (if any) of the Final Price over the Floor Price (“Top Up Payment”) is to be received by the Partnership. This Top Up Payment is to be reduced by 1) a maximum of £5 million representing additional income support (as defined in the Purchase and Sale Agreement) for the Seed Portfolio and 2) a percentage of any potential shortfall between the Final Price and Floor Price (“Clawback”) specific to two communities. At 31 December 2008, the Partnership has recorded a financial asset of £15,552,515 and corresponding gain for the expected Top Up Payment for the sold Pipeline Portfolio Members. This financial asset has been recorded at fair value at 31 December 2008 based on managements’ forecast of future operating results for the communities.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
6.	Affiliate transactions

The consolidated financial statements include the financial statements of the Partnership and the subsidiaries listed in the following table all drawn up to 31 December 2008 (unaudited) or the date of disposal:

		% equity interest
	Country of	Unaudited
Name	incorporation	2008	2007
PS UK SARL	Luxembourg	100	100
Property Companies:
Sunrise of Cardiff Limited	Jersey	0	100
Sunrise of Solihull Limited	Jersey	0	100
Sunrise of Chorleywood Limited	Jersey	0	100
Sunrise of Weybridge Limited	Jersey	100	100
Sunrise of Bristol Leigh Woods Limited	Jersey	100	100
Sunrise of Brooklands Limited	Jersey	100	100
Sunrise of Tettenhall Limited	Jersey	0	100
Sunrise of Chichester Limited	Jersey	100	100
Sunrise of Morningside Limited	Jersey	100	100
Sunrise of Sonning Limited	Jersey	100	100
Sunrise of Sevenoaks Limited	Jersey	100	100
Sunrise of Southbourne Limited	Jersey	100	100
Sunrise of Eastbourne Limited	Jersey	100	100
Sunrise of Surbiton Limited	Jersey	100	100
Sunrise of Winchester Limited	Jersey	100	100
Sunrise of Bramhall II Limited	Jersey	100	100
Sunrise of Beaconsfield Limited	Jersey	100	100
Sunrise of Bagshot II Limited	Jersey	100	100
Sunrise of Brighton Limited	Jersey	100	100
Operating Companies:
Sunrise Operations Cardiff Limited	England and Wales	0	100
Sunrise Operations Solihull Limited	England and Wales	0	100
Sunrise Operations Chorleywood Limited	England and Wales	0	100
Sunrise Operations Weybridge Limited	England and Wales	100	100
Sunrise Operations Tettenhall Limited	England and Wales	0	100
Sunrise Operations Morningside Limited	England and Wales	100	100
Sunrise Operations Sonning Limited	England and Wales	100	100
Sunrise Operations Sevenoaks Limited	England and Wales	100	0
Sunrise Operations Southbourne Limited	England and Wales	100	100
Sunrise Operations Eastbourne Limited	England and Wales	100	100
Sunrise Operations Winchester Limited	England and Wales	100	0
Sunrise Operations Bramhall II Limited	England and Wales	100	100
Sunrise Operations Beaconsfield Limited	England and Wales	100	100
Sunrise Operations Bagshott II Limited	England and Wales	100	0

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
6.	Affiliate transactions (continued)

PS UK (Jersey) GP Limited is the ultimate controlling party of the Partnership through the governance of the Board of Directors and Executive Committee. The Board of Directors is appointed by SHIP and Sunrise. The Board of Directors appoints the Executive Committee. All actions of the Executive Committee require the unanimous approval of all members.

Other related parties

The following table provides the closing balances for transactions which have been entered into with related parties for the relevant financial year.

	Unaudited
	2008	2007
Amounts due (from)/to other related parties	£	£
Sunrise and its wholly owned subsidiaries	5,440,083	(372,366)
General Partner	(40,801)	(40,801)
Home Help Companies:
Sunrise Home Help Cardiff Limited	—	(5,275)
Sunrise Home Help Tettenhall Limited	—	14,447
Sunrise Home Help Solihull Limited	—	46,199
Sunrise Home Help Chorleywood Limited	—	20,810
Sunrise Home Help Bramhall II Limited	36	—
Sunrise Home Help Beaconsfield Limited	1,382	—
Sunrise Home Help Weybridge Limited	4,472	—
Sunrise Home Help Bagshot II Limited	1,382	—
Sunrise Home Help Sonning Limited	1,382	—
Sunrise Home Help Southbourne Limited	7,299	—
Sunrise Home Help Eastbourne Limited	8,441	—

	5,423,676	(336,986)

Sunrise and its wholly owned subsidiaries

Subsidiaries of the Partnership have entered into management and development agreements with Sunrise Senior Living Limited (SSL Ltd.), a wholly owned subsidiary of Sunrise, to provide development, design, construction, management, and operational services relating to the facilities in the United Kingdom. The development agreements commenced during 2002 and have been or will terminate when the facilities open. The management agreements begin when the facilities open and will terminate fifteen years after the facility opens.

Under the development agreements, SSL Ltd., as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership in 2008 were £4,912,938 (unaudited) (2007 — £4,167,787) (2006 — £5,302,088) (unaudited).

Under the management agreements, SSL Ltd., as manager of the properties, will receive management fees equal to 5% — 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership in 2008 were £489,154 (unaudited) (2007 — £775,441) (2006 — £355,960) (unaudited).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
6.	Affiliate transactions (continued)

The Partnership has an amount due to Sunrise and its wholly owned subsidiaries of £5,440,083 (unaudited) as of 31 December 2008 (2007 — £372,366 was due from Sunrise). This payable relates to the above described transactions as well as other development costs paid by Sunrise on behalf of the Partnership. This payable is due on demand and is non-interest bearing.

General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of £40,801 as of 31 December 2008 (unaudited) (2007 — £40,801). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

Home Help Companies

Upon opening of each facility, each of the UK Operating Companies has entered into a Domiciliary Care Agreement with their respective Home Help Companies, wholly owned subsidiaries of Sunrise, whereby the Home Help Company will provide resident care services for the residents residing in the portion of the facility registered under the Care Standards Act of 2000. In return for this service, the Operating Company will pay the respective Home Help Company a fee equal to £45 per resident day in the first year and an amount to be agreed upon by both parties in the second and subsequent years. Total fees paid to the Home Help Companies in 2008 were £908,419 (unaudited) (2007 — £1,717,156) (2006 — £586,035) (unaudited). In addition under the terms of the Domiciliary Care Agreement the Operating Company is required to provide working capital to the Home Help Company to cover the service expenses of the community not otherwise collected from the residents. Total working capital provided to the Home Help Companies in 2008 was £633,735 (unaudited) (2007 — £468,425) (2006 — £428,387) (unaudited) was reimbursed from the Home Help Companies.

Partner loan

Under the terms of the Partnership Agreement, Sunrise LP and SHIP have provided loans to the Partnership in amounts sufficient to protect the Partnership’s assets or business. The loans are unsecured, non-interest bearing and are repayable from available cash from operations or capital transactions. These loans were repaid in 2007.

7.	Accrued expenses

Accrued expenses consist of the following:

	Unaudited
	2008	2007
	£	£
Contractor accruals including retainage	5,200,015	5,993,356
Interest payable on mortgage debt	1,227,288	1,369,186
Other accrued expenses	846,472	698,641

	7,273,775	8,061,183

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
8.	Long-term debt and commitments

The Partnership has obtained commitments for land loans, construction loans and revolving loans of up to approximately £262.5 million to fund nine facilities and future capital transactions (unaudited) (2007 — £273.8 million to fund eleven facilities and future capital transactions). The loans are for a term of eighteen months to five years and are secured by the facilities. There was £192,767,393 (unaudited) outstanding at 31 December 2008 (2007 — £191,947,416). These amounts are net of finance costs of £1,037,973 (unaudited) at 31 December 2008 (2007 — £1,278,140) and include accrued interest of £3,303,645 (unaudited) at 31 December 2008 (2007 — £827,533).

Principal maturities of long-term debt as of 31 December 2008 are as follows:

	Effective		Unaudited 2008	2007
	interest rate%	Maturity	£	£
Current
£79,282,382 bank loan	7.87 to 8.25	2008-2010	22,219,514	19,227,570
£19,500,000 bank loan	LIBOR + 1.75	2008-2011	—	224,936
£18,451,680 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009-2011	435,000	—
£21,034,664 bank loan	LIBOR + 1.25 to LIBOR +1.75	2009-2012	240,000	—

			22,894,514	19,452,506

Non-current
£79,282,382 bank loan	7.87 to 8.25	2008-2010	21,226,995	32,456,816
£19,500,000 bank loan	LIBOR + 1.75	2008 - 2011	—	17,216,880
£15,300,000 bank loan	LIBOR + 1.25 to LIBOR + 2.50	2009 - 2010	—	15,152,016
£21,428,205 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2009-2010	19,142,573	7,952,225
£18,451,680 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009 - 2011	17,834,307	13,313,696
£21,034,664 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009-2012	20,536,964	10,051,651
£15,320,712 bank loan	LIBOR + 1.25 to LIBOR + 2.25	2009 - 2013	—	15,090,332
£20,664,096 bank loan	LIBOR + 1.25 to LIBOR + 1.50	2010-2012	15,505,120	1,768,519
£20,437,698 bank loan	LIBOR + 1.40 to LIBOR + 1.65	2010-2013	9,318,827	—
£19,784,870 bank loan	LIBOR + 2.00 to LIBOR + 2.25	2010-2013	8,160,044	—
£19,472,082 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2010	16,490,783	6,109,329
£19,677,500 bank loan	LIBOR + 1.25 to LIBOR + 2.50	2011	19,541,391	17,642,085
£16,729,000 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2011	—	16,253,740
£22,252,592 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2011	22,115,875	19,487,621

			169,872,879	172,494,910

£79,282,382 bank loan
This loan is unsecured and has payments beginning May 2008 with the balance scheduled to be repayable in May 2010. As described in note 5 a subsidiary of the Partnership entered into a Purchase and Sale Agreement with a Third Party Buyer for the sale of a portfolio of subsidiary companies that own and operate senior living communities. This agreement has enabled the Partnership to draw down this facility which is repayable in tranches within 120 days of each future sale completion. As described in note 13, £7.4 million of the Partnership’s unsecured bank debt was repaid following the Southbourne sale. The directors of the General Partner will manage cash flow such that the Partnership’s unsecured bank debt and other liabilities are settled in preference to making further distributions, following the receipt of proceeds from future pipeline sales, which in turn trigger part repayment of the unsecured facility as described above.

£19,500,000 bank loan This loan is secured by the facility and was fully repaid in May 2008.

£18,451,680 bank loan This loan is secured by the facility and has bi-annual payments beginning June 2009 and the balance repayable in December 2011.

£21,034,664 bank loan This loan is secured by the facility and has bi-annual payments beginning November 2009 and the balance repayable in May 2012.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
8.	Long-term debt and commitments (continued)

£15,300,000 bank loan This loan is secured by the facility and was fully repaid in April 2008.

£21,428,205 bank loan This loan is secured by the facility and is repayable in full in November 2010.

£15,320,712 bank loan This loan is secured by the facility and was fully repaid in October 2008.

£20,664,096 bank loan This loan is secured by the facility and has bi-annual payments beginning May 2010 and the balance repayable in November 2012.

£20,437,698 bank loan This loan is secured by the facility and has bi-annual payments beginning December 2010 and the balance repayable in June 2013.

£19,784,870 bank loan This loan is secured by the facility and has bi-annual payments beginning December 2010 and the balance repayable in June 2013.

£19,472,082 bank loan This loan is secured by the facility and is repayable in full in November 2010.

£19,677,500 bank loan This loan is secured by the facility and has bi-annual payments beginning December 2009 and the balance repayable in September 2011.

£16,729,000 bank loan This loan is secured by the facility and was fully repaid in May 2008.

£22,252,592 bank loan This loan is secured by the facility and is repayable in full in December 2011.

Commitments

Concurrent with the Partnership entering into the loan agreements with the lenders, Sunrise has also entered into certain guarantee agreements with the lenders related to construction cost overruns and operating deficits for which Sunrise has been paid a fee by the Partnership equal to a percentage of the loan amount. As of 31 December 2008, total fees paid and capitalized by the Partnership were £640,890 (unaudited) (2007 — £392,584).

Commitments — unaudited

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
8.	Long-term debt and commitments (continued)

Commitments — unaudited (continued)

The Operating Deficit Guarantees commence when the facility opens and may be terminated by the lender if the Interest Cover Ratio and Debt Service Cover Ratio (and in some cases the Occupancy level) equals or exceeds the benchmarks determined by the Guarantee Agreements for a specified period of time. Under the Operating Deficit Guarantees, Sunrise agrees to immediately make available to the Partnership funds to cover any operating deficits of the facility. These funds would generally be advanced to the Partnership as non-interest bearing and subordinate to the claims of the primary lender.

9.	Income taxes

The Partnership is not a taxable entity since attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement. However, the operating companies are subject to UK corporation tax on their net trading profits, and the property companies are subject to UK income tax on profits generated in a “Property” business as a result of owning land in the UK. Note for completeness purposes that the property companies are also subject to tax in Jersey. However, because Double Tax Relief will apply, and because starting 2008/2009 Jersey is to reduce its income tax rate to zero, only the UK tax rates are applied.

Gains arising in the Luxembourg subsidiary are not taxable due to the profit participating loan in place with the Jersey Limited Partner which effectively attributes the profit to the investing partners.

Major components of income for the years ended 31 December are as follows:

	Unaudited		Unaudited
	2008	2007	2006
	£	£	£
Partnership income	9,481,749	88,569,571	436,676
PS UK SARL (Luxembourg) profit/(loss)	22,132,797	14,424,091	(559,767)
UK Operating companies loss	(6,004,680)	(4,227,699)	(14,033,380)
Jersey Property companies (loss)/profit	(2,931,177)	(4,179,446)	2,103,545

Consolidated net profit/(loss)	22,678,689	94,586,517	(12,052,926)

The operating and property companies had the following deferred tax assets and liabilities at 31 December:

	Unaudited
	2008	2007
	£	£
Deferred tax assets
Net operating tax loss for Operating and Property Companies	1,902,223	1,607,551
Pre-rental expense carry-forward	12,579	397

Total deferred tax assets	1,914,802	1,607,948

Deferred tax liabilities
Capital allowances in advance of depreciation	(274,258)	(88,563)

Total deferred tax liabilities	(274,258)	(88,563)

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
9.	Income taxes (continued)
In the UK, the applicable average statutory tax rate for corporation tax in 2008 is 28.5% (unaudited) (2007 — 30%) (2006 — 30%). The applicable 2008 statutory tax rate for income tax on rental income arising in the UK, to a non UK resident has been reduced from 22% to 20% as of 1 April 2008 (unaudited) (2007 - 20%). As explained, the Jersey companies pay income tax in the UK rather than Jersey as double tax relief is available such that tax is not paid in both territories on the rental income.

The above results in a current tax payable and tax expense of £5,632 (unaudited) (2007 - £nil) (2006 - £nil) (unaudited).

A reconciliation between tax expense and property company income per books multiplied by the statutory rate for the period ended 31 December 2008 is as follows:

	Unaudited		Unaudited
	2008	2007	2006
	£	£	£
Accounting profit before tax from property companies:	(2,931,177)	(4,179,446)	(14,033,380)
At statutory tax rate of 20% (2007 - 22%)	(586,235)	(923,438)	(3,087,344)

Adjustments to book income:
Non-deductible pre-rental expenses (mainly project costs not capitalised)	590,614	923,438	3,087,344
Under provision in prior years	1,253	—	—

Total tax charge	5,632	—	—

No adjustments have been made to the UK operating company losses and as such they are carried forward as unrecognised tax losses.

As at 31 December 2008 the operating companies and the property companies had combined accumulated net operating losses of approximately £7,121,467 (unaudited) (2007 — loss of £6,345,698) which, once agreed with the tax authorities, can be carried forward indefinitely for offset against future taxable profits of the companies in which the losses arose. At the applicable statutory tax rates this would create a long-term deferred tax asset of £1,902,223 (unaudited) at 31 December 2008 (2007 — £1,607,948).

Additionally, the operating and property companies have pre-commencement expenses of approximately £50,176 (unaudited) as at 31 December 2008 (2007 — £1,491) which at the applicable statutory tax rates would create a deferred tax asset of £12,579(unaudited) in 2008 (2007 — £397) as outlined above.

At the property company level capital allowances in advance of depreciation in the amount of approximately £1,371,291 (unaudited) for 2008 (2007 — £442,815) at the statutory tax rate would create a deferred tax liability of £274,258 (unaudited) (2007 — £88,563) as mentioned above.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
9.	Income taxes (continued)
Note that the ending deferred tax balances do not include activity related to the Operating Companies and Property Companies that were transferred into a new venture during 2008. These are the Operating Companies and Property Companies related to Solihull, Cardiff, Chorleywood, and Tettenhall. At the end of 2008 each of the discontinued Operating Companies and Property Companies were in a tax loss position. See Note 5.

The deferred tax assets have not been recognised, because there is no assurance that adequate profits will be generated in the future to be able to utilise the losses and expenditures carried forward. Accordingly, no provision for income taxes has been included in these financial statements, and there are no current or deferred income taxes recognised in the financial statements. Additionally the capital gain derived from the disposal of the UK Operating Companies and Jersey Property Companies is tax exempt in the UK and Jersey.

Property companies — unaudited

With effect from the 2009 year of assessment the standard rate of income tax for Jersey companies has changed. For the period ended 31 December 2009 and subsequent periods, the Company will be taxable at the standard rate of 0%. The comparative figures have been prepared using the previous standard rate of 20%.

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

The partners had initially agreed to contribute £42,500,000 to the Partnership and subsequently increased their commitment to £117,500,000, of which £99,528,800 (unaudited) has been funded through to 31 December 2008 (2007 — £87,826,644).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
10.	Partners’ capital (continued)

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total
	£	£	£	£

Balance at 1 January 2006 — unaudited	7,353,473	29,413,894	1	36,767,368
Contributions — unaudited	4,138,139	16,552,559,	—	20,690,698
Net loss for the year — unaudited	(2,410,585)	(9,642,341)	—	(12,052,926)
Other reserves — unaudited	14,127,339	56,509,358	—	70,636,697
Foreign currency translation adjustment — unaudited	(61)	(244)	—	(305)

Balance at 31 December 2006 — unaudited	23,208,305	92,833,226	1	116,041,532
Contributions	5,247,452	20,989,804	—	26,237,256
Net profit for the year	18,917,303	75,669,214	—	94,586,517
Other reserves	(6,417,371)	(25,669,482)	—	(32,086,853)
Distributions	(37,638,798)	(113,064,757)	(8,971,995)	(159,675,550)

Balance at 31 December 2007	3,316,891	50,758,005	(8,971,994)	45,102,902
Contributions — unaudited	2,340,432	9,361,724	—	11,702,156
Net profit for the year — unaudited	4,535,738	18,142,951	—	22,678,689
Other reserves — unaudited	(2,135,708)	(8,542,833)	—	(10,678,541)
Distributions — unaudited	(2,178,290)	(14,670,351)	(512,226)	(17,360,867)

At 31 December 2008 — unaudited	5,879,063	55,049,496	(9,484,220)	51,444,339

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

The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to its carrying value at 31 December 2008 (unaudited) and 31 December 2007.

At 31 December 2008, the Partnership had approximately £58 million (unaudited) (2007 — £50 million) of floating-rate debt that has not been hedged. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately £580,000 (unaudited) (2007 — £500,000) (2006 — £1,700,000) (unaudited) based on the amount of floating-rate debt that was not hedged at 31 December 2008.

The table below summarises the Partnership’s financial liabilities at 31 December based on contractual undiscounted payments, including interest.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
11.	Financial risk management objectives and policies (continued)

Interest rate risk (continued)

As at 31 December 2008 — (unaudited)

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	£	£	£	£	£	£
Interest bearing loans and borrowings	—	1,648,546	30,791,239	186,913,855	—	219,353,640
Trade payables	67,498	—	—	—	—	67,498
Accrued expenses	—	6,039,089	—	—	—	6,039,089
Contractor retention	—	928,987	305,699	1,536,911	—	2,771,597

	67,498	8,616,622	31,096,938	188,450,766	—	228,231,824

As at31 December 2007

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	£	£	£	£	£	£
Interest bearing loans and borrowings	—	1,384,157	27,006,517	190,270,379	13,093,982	231,755,035
Trade payables	100,018	—	—	—	—	100,018
Accrued expenses	—	6,656,499	—	—	—	6,656,499
Contractor retention	—	273,075	1,131,609	1,417,834	—	2,822,518

	100,018	8,313,731	28,138,126	191,688,213	13,093,982	241,334,070

Hedging activities

Cash flow hedges

The Partnership manages its exposure to interest rate risk by entering into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed upon fixed interest and variable interest rates.

At 31 December 2008 (unaudited) and 31 December 2007, the Partnership had an interest rate swap agreement in place with a notional amount of £90,000,000 whereby it pays a fixed rate of interest of 5.36% and receives a variable rate equal to 3-month LIBOR on the notional amount. The swap agreement has a maturity date of 15 January 2011. The swap is being used to hedge the exposure to changes in the variable interest rate on the Partnership’s long-term debt. As at 31 December 2008, the fair value of the interest rate swap was £4,195,303 (unaudited) (2007 — £529,885).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
11.	Financial risk management objectives and policies (continued)

Credit risk

The Partnership has recorded a contingent financial asset representing its contractual right to receive future cash for the previous sales of certain of its subsidiary entities. The future cash is receivable from the counterparty to the Purchase and Sale Agreement discussed in note 5. The maximum exposure should the counterparty be unable to pay would be the amount of the financial asset recorded of £15,552,515 (unaudited).

There are no other significant concentrations of credit risk within the Partnership. With respect to credit risk arising from cash and restricted cash, the Partnership’s exposure to credit risk arises from the default of the counterparty, with a maximum exposure equal to the carrying amount of these instruments.

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

Capital contributions for final investment approved projects are made pursuant to the approved development budget. Capital contributions are also made for initial site investigation costs as well as other expenses, fees and liabilities that the Partnership may occur. No changes were made in the objectives, policies or processes during the year ended 31 December 2008.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2008 (unaudited), 2007 and 2006 (unaudited)
11.	Financial risk management objectives and policies (continued)

Capital management (continued)

The following table provides the detail of the capital contributions made for the relevant financial year:

	Unaudited
	2008	2007
	£	£
General partnership expenses	(250,000)	45,546
Initial site investigation costs
Initial investment approved projects:
Sunrise of Bath Limited	—	(11,065)
Sunrise of Bristol Leigh Woods Limited	—	(2,263,093)
Sunrise of Brooklands Limited	(77,646)	306,301
Sunrise of Chichester Limited	—	135,485
Sunrise of Haywards Heath Limited	—	123,493
Sunrise of High Wycombe Limited	—	(1,828)
Sunrise of Morningside Limited	—	(42,397)
Sunrise of Brighton	1,315,706	—
Sunrise of Surbiton	(53,627)	387,664
Final investment approved projects:
Sunrise of Bagshot II Limited	—	5,166,024
Sunrise of Beaconsfield Limited	—	5,078,287
Sunrise of Bramhall II Limited	—	4,810,438
Sunrise of Cardiff Limited	250,000	—
Sunrise of Eastbourne Limited	585,439	3,021,973
Sunrise of Sevenoaks Limited	3,024,593	302,030
Sunrise of Solihull Limited	369,231	—
Sunrise of Sonning Limited	—	4,481,506
Sunrise of Southbourne Limited	1,398,049	2,025,701
Sunrise of Tettenhall Limited	1,047,585	386,011
Sunrise of Weybridge Limited	501,592	2,014,636
Sunrise of Winchester Limited	3,591,234	270,544

	11,702,156	26,237,256

12.	Pensions and other post-employment benefit plans

Eligible employees of the United Kingdom subsidiaries of the Partnership can participate in a Group Personal Pension Plan (the Plan), which is a money purchase pension plan to help save for retirement. Eligible employees are those who have completed the probationary period, as defined in each employee’s contract, and have reached age 18. The Plan contains three elements — employer-based contributions, equalling a minimum of 3% of eligible pensionable salary; optional member contributions; and mandatory employer matching contributions for managers and senior managers. During 2008, the Partnership contributed £nil (unaudited) (2007 — £30,069) (2006 — £23,698) to the Plan.

13.	Subsequent events after the balance sheet date of 31 December 2008 (unaudited)

On 2 January 2009, the subsidiary companies that owned and operated Sunrise of Southbourne were purchased for £29.5 million with £27.4 million of the proceeds being used to repay £20.0 million of outstanding mortgage debt and £7.4 million of the Partnership’s unsecured bank debt. A gain of approximately £6.0 million will arise on this sale.

14.	Subsequent events after the balance sheet date of 31 December 2007

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

Report of Independent Auditors
To the Partners of PS Germany Investment (Jersey) Limited Partnership
We have audited the accompanying consolidated balance sheet of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries (‘the Partnership’) as of 31 December 2007 and the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended 31 December 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries at 31 December 2007 and the consolidated results of its operations and its cash flows for each of the two years in the period ended 31 December 2007 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.
Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated 10 September 2008, the Partnership, as discussed in Note 2.1.1 relating to going concern and paragraphs 2 to 6 of Note 11.1 to the financial statements, has not complied with certain covenants of loan agreements with banks and the guarantor of the loans, Sunrise Senior Living Inc., has also not complied with specific covenants in respect of its Bank Credit Facility. This raises substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership Management’s plans as to these matters also are described in Note 11.1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
London, England
10 September 2008
except for Note 2.1.1 relating to going concern and paragraphs 2 to 6 of Note 11.1, as to which the date is 23 December 2008

PS Germany Investment (Jersey) Limited Partnership
Consolidated income statement
Eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006

		Unaudited
		8 months ended	Year ended	Year ended
		31 August	31 December	31 December
		2008	2007	2006
	Notes	€	€	€
Operating revenue:
Resident fees		7,580,322	6,321,192	2,803,890
Rental income	5	4,231,552	4,673,335	2,394,728

Total operating revenue		11,811,874	10,994,527	5,198,618

Operating expenses:
Facility operating expenses		13,755,243	13,860,525	7,128,251
Facility development and pre-rental expenses		619,524	2,707,130	4,790,673
General and administrative expenses		8,044	209,777	247,551
Management fees	5	353,683	313,560	139,708
Depreciation	4	3,730,872	4,560,805	2,168,000
Negative fair value movement on property and equipment	4	12,146,724	63,613,081	10,739,995

Total operating expenses		30,614,090	85,264,878	25,214,178

Net operating loss		(18,802,216)	(74,270,351)	(20,015,560)

Other income/(expenses):
Interest income		130,292	2,999	40,566
Interest expense		(9,438,235)	(11,265,789)	(3,927,736)
Foreign exchange loss		—	(712)	—

Total other income/(expenses)		(9,307,943)	(11,263,502)	(3,887,170)

Loss before tax and minority interests		(28,110,159)	(85,533,853)	(23,902,730)
Income tax expense	8	—	—	—

Loss for the period after tax before minority interests		(28,110,159)	(85,533,853)	(23,902,730)
Minority interests		427,944	1,544,885	770,254

Net loss for the period after minority interests	9	(27,682,215)	(83,988,968)	(23,132,476)

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated balance sheet
at 31 August 2008 (unaudited) and 31 December 2007

		Unaudited
		31 August	31 December
		2008	2007
	Notes	€	€
Assets
Current assets:
Cash and cash equivalents	3	2,454,693	1,526,263
Accounts receivable		912,362	645,584
Prepaid expenses and other current assets		268,889	180,943
Receivables due from affiliates	5	460,945	4,391,014

Total current assets		4,096,889	6,743,804

Non current assets
Property and equipment	4	110,473,901	124,295,892
Restricted cash	7	5,863,645	5,737,273
Rent receivable	5	5,772,630	4,454,895
Participation rights	5	—	900,000

Total non current assets		122,110,176	135,388,060

Total assets		126,207,065	142,131,864

Liabilities and partners’ capital

Current liabilities
Trade payables		302,821	442,405
Accrued expenses	6	1,683,499	1,701,471
Payables due to affiliates	5	19,269,476	16,430,307
Partner loan	5	2,010,000	—
Current maturities of long-term debt	7	7,845,988	3,718,340

Total current liabilities		31,111,784	22,292,523

Non current liabilities
Partner loan	5	—	2,010,000
Notes payable to affiliates	5	11,070,710	10,469,296
Long-term debt, net of finance costs	7	177,122,051	172,379,204

Total non current liabilities		188,192,761	184,858,500

Minority interest		38,844	466,788
Partners’ capital	9	(93,136,324)	(65,485,947)

Total partners’ capital		(93,097,480)	(65,019,159)

Total liabilities and partners’ capital		126,207,065	142,131,864

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated statement of changes in partners’ capital
Eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006

	Partners’		Asset	Foreign			Total
	capital	Accumulated	revaluation	currency	Partners’	Minority	partners’
	contributions	deficit	reserve	translation	capital	interests	capital
	€	€	€	€	€	€	€
At 1 January 2006 (unaudited)	36,369,093	(8,282,271)	5,888,024	—	33,974,846	1,941,359	35,916,205
Revaluation of property and equipment	—	—	(5,888,024)	—	(5,888,024)	—	(5,888,024)

Total income and expense for the year recognised directly in equity	—	—	(5,888,024)	—	(5,888,024)	—	(5,888,024)
Loss for the year	—	(23,132,476)	—	—	(23,132,476)	(770,254)	(23,902,730)

Total income and expense for the year	—	(23,132,476)	(5,888,024)	—	(29,020,500)	(770,254)	(29,790,754)
Partner contributions	14,040,080	—	—	—	14,040,080	894,568	14,934,648

At 31 December 2006	50,409,173	(31,414,747)	—	—	18,994,426	2,065,673	21,060,099
Foreign currency translation	—	—	—	(545,405)	(545,405)	—	(545,405)

Total income and expense for the year recognised directly in equity	—	—	—	(545,405)	(545,405)	—	(545,405)
Loss for the year	—	(83,988,968)	—	—	(83,988,968)	(1,544,885)	(85,533,853)

Total income and expense for the year	—	(83,988,968)	—	(545,405)	(84,534,373)	(1,544,885)	(86,079,258)
Partner contributions	54,000	—	—	—	54,000	(54,000)	—

At 31 December 2007	50,463,173	(115,403,715)	—	(545,405)	(65,485,947)	466,788	(65,019,159)
Foreign currency translation (unaudited)	—	—	—	31,838	31,838	—	31,838

Total income and expense for the period recognised directly in equity (unaudited)	—	—	—	31,838	31,838	—	31,838
Loss for the period (unaudited)	—	(27,682,215)	—	—	(27,682,215)	(427,944)	(28,110,159)

Total income and expense for the period (unaudited)	—	(27,682,215)	—	31,838	(27,650,377)	(427,944)	(28,078,321)
Partner contributions (unaudited)	—	—	—	—	—	—	—

At 31 August 2008 (unaudited)	50,463,173	(143,085,930)	—	(513,567)	(93,136,324)	38,844	(93,097,480)

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated statement of cash flows
Eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006

		Unaudited
		8 months ended	Year ended	Year ended
		31 August	31 December	31 December
		2008	2007	2006
	Notes	€	€	€
Operating activities
Loss for the period after tax before minority interests		(28,110,159)	(85,533,853)	(23,902,730)
Adjustments to reconcile loss for the period after tax before minority interests to net cash flows from operating activities:
Net finance costs		9,307,943	11,263,502	3,887,170
Negative fair value movement on property and equipment		12,146,724	63,613,081	10,739,995
Depreciation		3,730,872	4,560,805	2,168,000
Provision for bad debt		—	31,583	2,932
Changes in assets and liabilities:
Accounts receivable		(266,778)	(360,651)	(195,473)
Prepaid expenses and other current assets		(87,947)	73,048	(226,362)
Trade payables and accrued expenses		(291,705)	130,707	814,658
Rent receivable		(1,317,735)	(2,156,573)	(1,421,933)

Net cash flows used in operating activities		(4,888,785)	(8,378,351)	(8,133,743)

Investing activities
Increase in restricted cash		(126,372)	(5,737,273)	—
Purchase of property and equipment		(2,327,599)	(43,755,464)	(68,429,779)
Interest paid and capitalised		(93,281)	(1,235,851)	(1,077,332)
Repayment/(purchase) of participation rights		900,000	(100,000)	(300,000)
Interest received		130,292	2,999	40,566

Net cash flows used in investing activities		(1,516,960)	(50,825,589)	(69,766,545)

Financing activities
Contributions by partners		—	54,000	14,040,080
Contributions by minority interests		—	(54,000)	894,568
Financing cost paid		—	(430,159)	—
Net borrowings from/(repayments to) affiliates		6,802,174	(3,810,859)	8,170,511
Notes payable to affiliates		601,414	6,808,090	1,885,470
Borrowings of long-term debt		11,012,604	143,550,913	58,899,239
Repayments of long-term debt		(2,193,975)	(77,713,608)	(6,797,160)
Interest paid and expensed		(8,886,942)	(8,688,172)	(3,347,577)

Net cash flows from financing activities		7,335,275	59,716,205	73,745,131

Net increase/(decrease) in cash and cash equivalents before effect of exchange rate on cash		929,530	512,265	(4,155,157)
Effect of exchange rate on cash		(1,100)	(586)	—

Net increase/(decrease) in cash and cash equivalents		928,430	511,679	(4,155,157)
Cash and cash equivalents at beginning of period		1,526,263	1,014,584	5,169,741

Cash and cash equivalents at end of period	3	2,454,693	1,526,263	1,014,584

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
1.	Organization

PS Germany Investment (Jersey) Limited Partnership (the Partnership) was formed under the laws of Jersey, Channel Islands on 31 May 2002, between Sunrise Assisted Living Investment, Inc. (SALII), a wholly owned subsidiary of Sunrise Senior Living, Inc. (Sunrise), Senior Housing Germany Investment Limited Partnership (SHIP), SunCo LLC (SunCo), a wholly owned subsidiary of Sunrise and PS Germany (Jersey) GP Limited (General Partner). On 29 January 2003, SALII transferred its entire interest in the Partnership to Sunrise Senior Living International L.P. (Sunrise LP), a subsidiary of Sunrise. The Partnership was established for the purpose of acquiring land and buildings in order to construct, develop, market, operate, finance and sell assisted living facilities in Germany. As of 31 August 2008, the Partnership has nine operating properties and one parcel of undeveloped land. The facilities will offer accommodation and organize the provision of non-complex medical care services to elderly residents for a monthly fee. The Partnership’s services will generally not be covered by health insurance so the monthly fees will be payable by the residents, their family, or another responsible party. The Partnership shall be dissolved on 31 May 2010 unless extended or terminated earlier in accordance with the terms and provisions of the Partnership Agreement.

On 1 September 2008, Sunrise paid €3,000,000 to SHIP for an option to purchase their entire interest in the Partnership through a two-step transaction. Sunrise exercised its option in January 2009. Also on 1 September 2008, Sunrise entered into an agreement with SHIP whereby Sunrise obtained the sole right to control certain major decisions of the Partnership, including potential restructuring of loans with lenders and pursuing potential sales of the nine communities and the one parcel of undeveloped land in the Partnership. Based on FIN46 of the US Accounting Standards and the transfer of control, the Partnership has been consolidated within the Sunrise Senior Living, Inc. group effective from 1 September 2008.

These financial statements are as of and from the period ended 31 August 2008 which is the day immediately before the consolidation of the Partnership by Sunrise for financial reporting purposes.

2.1	Basis of preparation

The consolidated financial statements have been prepared on an historical cost basis, except for property and equipment relating to properties operating at the year end, which have been measured at fair value. The consolidated financial statements are presented in Euros.

Statement of compliance

The consolidated financial statements of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as adopted by the International Accounting Standards Board as they apply to the financial statements of the Limited Partnership and its subsidiaries for the eight months ended 31 August 2008.

Principles of consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiary undertakings. The Partnership wholly owns thirteen (unaudited) (2007 - thirteen) General Partnerships that in turn own twelve non-wholly owned limited partnerships which the General Partnerships control with the unilateral right and obligation to manage and represent the limited partnerships. These twelve non-wholly owned limited partnerships are also included in the consolidated financial statements of the Partnership as it is the Partnership’s policy to consolidate non-wholly owned interests when it holds the unilateral ability to conduct the ordinary course of business of the non-wholly owned interests. The Partnership’s wholly owned and non-wholly owned subsidiaries will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.

2.1.1	Going concern— related to the year ended 31 December 2007

The consolidated financial statements have been prepared on a going concern basis. As of 31 December 2007, partners’ capital had a deficit balance of approximately €65 million. This deficit is the result of accumulated operating losses of the Partnership and negative fair value charges related to the property owned by the Partnership. As discussed in notes 5 and 7, Sunrise has provided loans to the Partnership to cover operating deficits. Sunrise has also provided guarantees to the third party lenders of the Partnership that they will continue to provide funding for the operating deficits of the Partnership. As of 30 September 2008, the amount of funding provided by Sunrise under these loans and guarantees was approximately €32 million. Sunrise has estimated that they will need to fund an additional €31million through 2012 until the communities reach stabilization. The General Partner has made recent inquires of Sunrise as the Guarantor to the Partnership to ensure that any guarantees it has given can be met. Sunrise is taking the steps set out below to satisfy this obligation and continues to fund the Partnership as the need arises.

Sunrise expects to breach certain loan covenants as of 31 December 2008, and accordingly, believes that on 1 January 2009 it will no longer be able to borrow under the existing Bank Credit Facility.

In the event that Sunrise is unable to obtain revised terms and restructure its Bank Credit Facility by 31 January 2009, or Sunrise fails to comply with the new liquidity covenants included in the July 2008 amendment for any calendar month, the lenders under the amended Bank Credit Facility could, amongst other things, exercise their rights to accelerate the payment of all amounts then outstanding under the amended Bank Credit Facility, exercise remedies against the collateral securing the amended Bank Credit Facility, require Sunrise to replace or provide cash collateral for the outstanding letters of credit or pursue further modification with respect to the amended Bank Credit Facility.

Sunrise is working with their lenders to revise and restructure their Bank Credit Facility and expect to achieve this restructuring prior to 30 March 2009. Sunrise is also seeking to refine their Bank Credit Facility through new lenders and is discussing their potential sources of capital with other third parties. However, no assurance can be given that Sunrise’s efforts will be successful. The financial statements have been prepared assuming that Sunrise continues as a going concern and do no include any adjustments that might result from our outcome of this uncertainty. Based on the guarantee of future funding from Sunrise, the General Partner believes it is appropriate to prepare the consolidated financial statements on a going concern basis as of 31 December 2007.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006

2.1.2	Going concern — related to the period ended 31 August 2008 (unaudited)

The consolidated financial statements have been prepared on a going concern basis. As of 31 August 2008, partners’ capital had a deficit balance of approximately €93 million. This deficit is the result of accumulated operating losses of the Partnership and negative fair value charges related to the property owned by the Partnership. As discussed in notes 5 and 7, Sunrise has provided loans to the Partnership to cover operating deficits. Sunrise has also provided guarantees to the third party lenders of the Partnership. In January 2009, Sunrise disclosed to the General Partner that it would not honor these financial guarantees and would seek to compromise such liabilities. As of 30 September 2008, the amount of funding provided by Sunrise under these loans and guarantees was approximately €32 million. Without these loans and guarantees from Sunrise, the Partnership would not have been in compliance with certain of its debt covenants as of 31 August 2008.

Sunrise breached certain loan covenants as of 31 December 2008. On 23 March 2009, Sunrise and the lenders under the Bank Credit Facility executed the Eleventh Amendment to the Bank Credit Facility. The purpose of the Amendment is to provide the parties with an additional period of time to negotiate the terms of a twelfth amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of 2 December 2009, with the desired objective of obtaining the execution of such twelfth amendment prior to the close of business on 30 April 2009.

The Eleventh Amendment, among other matters, suspends until 1 May 2009 the obligation of the lenders under the Bank Credit Facility to (1) advance any additional proceeds of the loans to the borrowers under the Bank Credit Facility or (2) issue any new letters of credit. However, the lenders agreed to renew certain scheduled outstanding letters of credit in accordance with the annual renewal provisions of such letters of credit. The Amendment also waived compliance with certain financial covenants of the Bank Credit Facility through 29 April 2009 and the applicability of certain cross-default provisions through 30 April 2009.

The Amendment also permanently reduces the aggregate commitments of the lenders under the Bank Credit Facility from $160 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million).

Sunrise previously disclosed in its Form 10-K for the year ended 31 December 2008 that it believed its expected cash balances and expected cash flow would be sufficient to enable Sunrise to meet its obligations only through 31 March 2009. Based on revised cash flow forecasts as well as a result of the cash proceeds from the 18 March 2009 sale of Sunrise’s Greystone subsidiary, Sunrise currently expects that its cash balances and expected cash flow will be sufficient to operate and meet its obligations through 30 April 2009. However, Sunrise does not expect to be in compliance with the financial covenants in the Bank Credit Facility on 30 April 2009, which is the day following the date on which the waiver of certain financial covenants set forth in the Bank Credit Facility expires. Unless a subsequent waiver is granted, failure to comply with the financial covenants on 30 April 2009 would constitute an event of default under the Bank Credit Facility that would allow the Lenders to exercise certain remedies after the expiration of any applicable grace period.

In the event of an acceleration of the Bank Credit Facility, Sunrise may not be able to fully repay its outstanding borrowings.

The financial statements have been prepared assuming that the Partnership and Sunrise continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The conditions described above raise substantial doubt about the Partnership’s and Sunrise’s ability to continue as a going concern.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006

2.2	Changes in accounting policies

During the eight month period ended 31 August 2008 the Partnership has not adopted any new accounting policies which were not in place as at 31 December 2007 and for the year then ended.

2.3	Significant accounting judgement and estimates

Judgements

In the process of applying the Partnership’s accounting policies, management has made the following judgements, apart from those involving estimation, which have the most significant effect on the amounts recognised in the financial statements:

Operating lease commitments — partnership as lessor

The Partnership has entered into commercial property leases on its property portfolio. The Partnership has determined that it retains all the significant risks and rewards of ownership of these properties, a portion of which are leased on operating sub-leases.

Estimation uncertainty

The preparation of financial statements in conformity with IFRS requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred tax assets

Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilised. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised tax losses at 31 August 2008 was €nil (31 December 2007: €nil) and the unrecognised tax losses at 31 August 2008 was €90 million (31 December 2007: €70 million). Further details are contained in note 8.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
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

Based on independent valuations, a negative fair value deficit was recorded as of 31 August 2008 and 31 December 2007.

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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
2.4	Summary of significant accounting policies (continued)

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

Deferred income tax liabilities are recognised for all taxable temporary differences, except:
•	where the deferred income tax liability arises from the initial recognition of goodwill or of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
2.4	Summary of significant accounting policies (continued)

Deferred income taxes (continued)
•	in respect of taxable temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, where the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.
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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
2.4	Summary of significant accounting policies (continued)

Borrowing costs (continued)

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

New standards and interpretations not applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting International Committee (“IFRIC”) have issued the following standards and interpretations with effective dates after the date of these financial statements that have not yet been adopted by the group:

IASB (IAS / IFRSs)	Effective date
IFRS 1 and IAS 27 Amendment — Cost of investment in a Subsidiary, Jointly Controlled Entity or Associate	1 January 2009
IFRS 2 Amendment to IFRS 2 — Vesting Conditions and Cancellations	1 January 2009
IFRS 3 Business Combinations (revised January 2008)	1 July 2009
IFRS 8 Operating Segments	1 January 2009
IAS 1 Presentation of Financial Statements (revised September 2007)	1 January 2009
IAS 23 Borrowing Costs (revised March 2007)	1 January 2009
IAS 27 Consolidated and Separate Financial Statements (revised January 2008)	1 July 2009
IAS 32 and IAS 1 Financial Instruments Puttable at Fair Value and Obligations arising on Liquidation	1 January 2009
IAS 39 Eligible Hedged Items	1 January 2009
Improvements to IFRS	Various dates

IFRIC	Effective date
IFRIC 13 Customer Loyalty Programmes	1 July 2008
IFRIC 15 Agreements for construction of real estate	1 January 2009
IFRIC 16 Hedges of a net investment in a foreign operation	1 October 2008
IFRIC 17 Distributions of Non-cash asset to Owners	1 July 2009
The Directors of the General Partner do not anticipate that the adoption of these standards and interpretations will have a material impact on the Partnership’s financial statements in the period of initial application.

IAS 23 has been revised to require capitalisation of borrowing costs when such costs relate to a qualifying asset. A qualifying asset is an asset that necessarily takes a substantial period of time to get ready for its intended use or sale. The group already capitalizes borrowing costs in certain circumstances as disclosed in the accounting policies.

Whilst the revised IAS 1 will have no impact on the measurement of the Partnership’s results or net assets it may result in certain changes in the presentation of the Partnership’s financial statements from 2009 onwards.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
3.	Cash and cash equivalents

For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise the following at 31 August 2008 and 31 December 2007:

	Unaudited
	31 August	31 December
	2008	2007
	€	€
Cash at banks and on hand	2,454,693	1,526,263

	2,454,693	1,526,263

Cash at banks earns interest at floating rates based on daily bank deposit rates.
4.	Property and equipment

Property and equipment consists of the following at 31 August 2008 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€
As at 1 January 2008, net of accumulated depreciation	91,311,548	7,258,702	25,725,642	124,295,892
Additions, including interest capitalised	22,052,409	1,912,847	(21,544,376)	2,420,880
Revaluations	(7,904,229)	(426,504)	(3,815,991)	(12,146,724)
Depreciation charge for the year	(2,358,179)	(1,372,693)	—	(3,730,872)
Transfer of net deferred financing costs	—	—	(365,275)	(365,275)

As at 31 August 2008, net of accumulated depreciation	103,101,549	7,372,352	—	110,473,901

As at 1 January 2008 cost or fair value	96,264,542	9,982,895	25,725,642	131,973,079
Accumulated depreciation	(4,952,994)	(2,724,193)	—	(7,677,187)

Net carrying amount	91,311,548	7,258,702	25,725,642	124,295,892

As at 31 August 2008 cost or fair value	110,412,722	11,469,238	—	121,881,960
Accumulated depreciation	(7,311,173)	(4,096,886)	—	(11,408,059)

Net carrying amount	103,101,549	7,372,352	—	110,473,901

The Partnership has determined that the valuations prepared by Savills Commercial Ltd as of 31 December 2007 for seven of the eight operating properties continue to be representative of fair value as of 31 August 2008 as the operating results of the seven operating properties through 31 August 2008 have not significantly differed from the operating forecasts provided when the valuations were performed. The negative revaluation for the eight months ended 31 August 2008 results from the valuation of the ninth community that opened in February 2008, the updated valuation (prepared by Savills Commercial Ltd. as of 30 September 2008) for one operating community and the valuation of a piece of land that the Partnership has decided it will not develop. The market value for the land was based on market-based evidence as of 31 August 2008.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
4.	Property and equipment (continued)

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 August 2008 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€
Cost	189,004,152	15,411,617	3,965,991	208,381,760
Accumulated depreciation	(7,311,173)	(4,096,886)	—	(11,408,059)

Net carrying amount	181,692,979	11,314,731	3,965,991	196,973,701

Nine facilities and one parcel of undeveloped land, with a total carrying amount, under the cost model, of €197 million are subject to a first charge to secure the Partnership’s long-term debt (note 7).
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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
4.	Property and equipment (continued)

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the eight communities that were operating as of 31 December 2007, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is considered by the directors to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the revaluation was 31 December 2007. An independent valuation was also obtained for a parcel of undeveloped land. Fair value was determined by reference to market—based evidence. The date of the valuation was 31 December 2006. For 2007, management has determined the fair value of the undeveloped land has not materially differed from the valuation at 31 December 2006.

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2007:

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€
Cost	166,951,743	13,498,770	25,875,642	206,326,155
Accumulated depreciation	(4,952,994)	(2,724,193)	—	(7,677,187)

Net carrying amount	161,998,749	10,774,577	25,875,642	198,648,968

Ten facilities, eight operating and one under development, and one parcel of undeveloped land, with a total carrying amount, under the cost model, of €198.6 million are subject to a first charge to secure the Partnership’s long-term debt (note 7).

Property and equipment consists of the following at 31 December 2006:

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€
As at 1 January 2006, net of accumulated depreciation	40,368,862	3,463,127	57,881,908	101,713,897
Additions, including interest capitalised	62,427,109	4,598,041	206,961	67,232,111
Revaluations	(15,800,920)	(677,099)	(150,000)	(16,628,019)
Depreciation charge for the year	(1,406,020)	(761,980)	—	(2,168,000)
Transfer of net deferred financing costs	—	—	(1,176,225)	(1,176,225)

As at 31 December 2006, net of accumulated depreciation	85,589,031	6,622,089	56,762,644	148,973,764

As at 1 January 2006
Cost or fair value	40,963,679	3,816,692	57,881,908	102,662,279
Accumulated depreciation	(594,817)	(353,565)	—	(948,382)

Net carrying amount	40,368,862	3,463,127	57,881,908	101,713,897

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
4.	Property and equipment (continued)
Revaluations of €16,628,019 include the 2006 charge to the consolidated income statement of €10,739,995 together with the write back of the 2005 surplus of €5,888,024 recorded in asset revaluation reserve.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
5.	Affiliate transactions

The consolidated financial statements include the financial statements of the Partnership and the subsidiary undertakings listed in the following table, all drawn up to 31 August 2008:

		% equity interest
		Unaudited
	Country of	31 August	31 December
Name	incorporation	2008	2007
PS Assisted Living SARL	Luxembourg	100	100
Sunrise Properties Germany GmbH	Germany	100	100
PSRZ (Germany) GP GmbH	Germany	100	100
General Partners:
PSRZ Klein Flottbek GmbH	Germany	100	100
PSRZ Reinbek GmbH	Germany	100	100
PSRZ Villa Camphausen GmbH	Germany	100	100
PSRZ Frankfurt-Westend GmbH	Germany	100	100
PSRZ Oberursel GmbH	Germany	100	100
PSRZ Wiesbaden GmbH	Germany	100	100
PSRZ Hannover GmbH	Germany	100	100
PSRZ Munchen-Thalkirchen GmbH	Germany	100	100
PSRZ Konigstein GmbH	Germany	100	100
PSRZ Meerbusch GmbH	Germany	100	100
PSRZ Ratingen-Hosel GmbH	Germany	100	100
PSRZ Bad Soden GmbH	Germany	100	100
Property Companies:
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Reinbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Oberursel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Wiesbaden Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Hannover Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Konigstein Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Meerbusch Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Ratingen-Hosel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Bad Soden Senior Living GmbH & Co. KG	Germany	94	94
Operating Companies:
Sunrise Klein Flottbek GmbH	Germany	100	100
Sunrise Reinbek GmbH	Germany	100	100
Sunrise Villa Camphausen GmbH	Germany	100	100
Sunrise Frankfurt-Westend GmbH	Germany	100	100
Sunrise Oberursel GmbH	Germany	100	100
Sunrise Wiesbaden GmbH	Germany	100	100
Sunrise Hannover GmbH	Germany	100	100
Sunrise Munchen-Thalkirchen GmbH	Germany	100	100
Sunrise Konigstein GmbH	Germany	100	100
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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
5.	Affiliate transactions (continued)

Other related parties

The following table provides the closing balances as at 31 August 2008 and 31 December 2007 for transactions which have been entered into with related parties for the relevant financial period.

	Unaudited
	31 August	31 December
	2008	2007
	€	€
Amounts due from other related parties
General Partner
PS Germany (Jersey) GP Limited	40,853	40,853
Care Companies:
Sunrise Reinbek Pflege GmbH	—	1,388,936
Sunrise Klein Flottbek Pflege GmbH	38,521	984,301
Sunrise Villa Camphausen Pflege GmbH	29,114	704,803
Sunrise Frankfurt-Westend Pflege GmbH	59,553	630,165
Sunrise Oberursel Pflege GmbH	63,372	375,574
Sunrise Wiesbaden Pflege GmbH	102,049	136,448
Sunrise Munchen-Thalkirchen Pflege GmbH	110,492	105,661
Sunrise Hannover Pflege GmbH	16,991	24,273

	460,945	4,391,014

Amounts due to other related parties
Sunrise and its wholly owned subsidiaries	19,127,319	16,430,307
Care Companies:
Sunrise Reinbek Pflege GmbH	12,244	—
Sunrise Konigstein Pflege GmbH	129,913	—

	19,269,476	16,430,307

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

Under the development agreements, SSL Germany, as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership for the eight months ended 31 August 2008 were €nil (unaudited) (year ended 31 December 2007 - €1,492,881) (year ended 31 December 2006 - €2,940,527).

Under the management agreements, SSL Germany, as manager of the properties, will receive management fess equal to 5% - 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership for the eight months ended 31 August 2008 were €353,683 (unaudited) (year ended 31 December 2007 - €313,560) (year ended 31 December 2006 - €139,708).

The Partnership has an amount due to Sunrise and its wholly owned subsidiaries of €19,127,319 as of 31 August 2008 (unaudited) (as of 31 December 2007 - €16,430,307). This payable relates to the above described transactions as well as other development and operating costs paid by Sunrise on behalf of the Partnership. This payable is due on demand and is non-interest bearing.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
5.	Affiliate transactions (continued)

General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of €40,853 as of 31 August 2008 (unaudited) (as of 31 December 2007 - €40,853). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

Care Companies

Upon opening of each facility, each of the German Operating Companies has entered into a Service Agreement with their respective Care Companies, wholly owned subsidiaries of Sunrise LP, whereby the Care Company will provide emergency resident care services for the residents residing in a portion of the facility. Total amounts paid to the Care Companies for the eight months ended 31 August 2008 were €478,479 (unaudited) (year ended 31 December 2007 - €401,414) (year ended 31 December 2006 - €175,490), representing the net profit on the services provided. In addition under a second Service Agreement the Operating Company will provide non-care resident services for the residents residing in a portion of the facility. Total fees received by the Operating Companies for the eight months ended 31 August 2008 were €1,576,759 (unaudited) (year ended 31 December 2007 - €1,033,587) (year ended 31 December 2006 - €346,683) representing the net profit on the services provided.

Rent receivable and rental income

Upon the opening of each facility, each of the Care Companies enters into subleases for a portion of each facility under a twenty-five year sublease with their respective Operating Company. Total rental income received by the Partnership for the eight months ended 31 August 2008 was €4,231,552 (unaudited) (year ended 31 December 2007 - €4,673,335) (year ended 31 December 2006 - €2,394,728). The subleases may include an abatement of all or a portion of the first year’s rent. The excess of rents accrued over the amounts contractually due pursuant to the underlying leases is recorded as rent receivable on the consolidated balance sheet.

Future minimum lease payments to be received under nine subleases as of 31 August 2008 and eight subleases as of 31 December 2007 are as follows:

	Unaudited
	31 August	31 December
	2008	2007
	€	€
Within one year	6,349,372	5,417,734
Within one to two years	6,349,372	5,417,734
Within two to three years	6,349,372	5,417,734
Within three to four years	6,349,372	5,417,734
Within four to five years	6,349,372	5,417,734
After five years	114,639,600	100,239,754

	146,386,460	127,328,424

Further, rent receivable, which represents the excess of the rent income accrued over the amount contractually due, will be paid commencing from the second year of the lease and will be fully paid by the last year of the lease. As of 31 August 2008, €179,129 (unaudited) (31 December 2007 - €118,031) of the rent receivable will be received in the next 12 months. Total rent receivable for the eight months ended 31 August 2008 was €5,772,630 (unaudited) (year ended 31 December 2007 - €4,454,895) (year ended 31 December 2006 - €2,298,332).

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
5.	Affiliate transactions (continued)

Participation rights

A subsidiary of the Partnership entered into Participation Rights Agreements with nine of the Care Companies. These agreements grant the Partnership a share in the profits of the Care Companies. The Partnership paid €nil in 2008 (unaudited), €100,000 in 2007 and €300,000 in 2006 (€100,000 to each Care Company), the nominal value of the Participation Rights, which will be repaid at the end of the Participation Rights Agreement. These agreements will terminate in accordance with the terms of the Participation Rights Agreements. The share of profits received by the Partnership for the eight months ended 31 August 2008 was €nil (unaudited) (year ended 31 December 2007 - €nil) (year ended 31 December 2006 - €nil). In June 2008, the Participation Rights Agreements were terminated and the Participation Rights were repaid to the Partnership.

Partner loan

Under the terms of the Partnership Agreement, Sunrise LP and SHIP have provided loans to the Partnership. The loans are unsecured, non-interest bearing and are repayable from available cash from operations or capital transactions. In September 2008, these loans were repaid to Sunrise LP and SHIP.

Notes payable to affiliates

In December 2005, a subsidiary of the Partnership entered into a subordinate loan agreement with Sunrise LP to fund the operating deficits of the facilities up to €10 million. Interest accrues at EURIBOR plus 4.25% on the subordinated debt and the debt matures on the earlier of the date the construction loans terminate or five years from the date of the subordinate loan agreement. There was €11,070,710 outstanding at 31 August 2008 (unaudited) including accrued interest of €1,070,710 (unaudited) (31 December 2007 - €10,469,296 including accrued interest of €469,296), (31 December 2006 - €3,661,206 including accrued interest of €172,026).

Key management personnel

A director of certain subsidiaries of the Partnership is a partner in a law firm that provides legal services to the Partnership. During 2007, the Partnership paid fees to this law firm of €100,757 (2006 - €267,584). In December 2007, this director resigned from the Partnership.

6.	Accrued expenses

Accrued expenses consist of the following at 31 August 2008 and 31 December 2007:

	Unaudited
	2008	2007
	€	€
Contractor accruals	—	24,734
Professional fee accruals	425,526	806,486
Interest payable on mortgage debt	22,955	467,263
Other accrued expenses	1,235,018	402,988

	1,683,499	1,701,471

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
7.	Long-term debt and commitments

The Partnership obtained commitments for land loans, construction loans and revolving loans of up to €193.9 million to fund nine facilities and one parcel of undeveloped land. The loans are for terms ranging from two to seven years and are secured by the facilities. Advances under the loans bear interest of EURIBOR plus 1.125% to EURIBOR plus 3.25%. There was €184,968,039 outstanding at 31 August 2008 (unaudited) (31 December 2007 - €176,097,544). These amounts are net of finance costs of €2,032,210 at 31 August 2008 (unaudited) (31 December 2007 - €2,084,076).

Principal maturities of long-term debt as of 31 August 2008 and 31 December 2007:

		Calendar	Unaudited
	Effective	year of	2008	2007
	interest rate%	maturity	€	€
Current
€1,202,500 bank loan	2.25 + EURIBOR	2008	1,202,500	1,202,500
€2,358,100 bank loan	3.25 + EURIBOR	2008	1,165,220	515,840
€13,761,900 bank loan	3.25 + EURIBOR	2008	2,542,700	2,000,000
€3,317,603 bank loan	1.125 - 2.00 + EURIBOR	2008-2009	130,000	—
€3,380,292 bank loan	1.125 - 2.00 + EURIBOR	2009	90,000	—
€16,898,403 bank loan	1.125 - 2.00 + EURIBOR	2008-2009	660,000	—
€21,062,550 bank loan	1.125 - 2.00 + EURIBOR	2009	545,000	—
€21,613,301 bank loan	1.35 - 2.25 + EURIBOR	2008-2009	1,137,544	—
€2,992,567 bank loan	1.35 - 2.25 + EURIBOR	2008-2009	101,924	—
€4,289,330 bank loan	1.125 - 2.00 + EURIBOR	2009	53,100	—
€17,032,444 bank loan	1.125 - 2.00 + EURIBOR	2009	218,000	—

			7,845,988	3,718,340

Non-current
€2,358,100 bank loan	3.25 + EURIBOR	2008-2011	—	1,036,260
€13,761,900 bank loan	3.25 + EURIBOR	2008-2011	8,384,034	10,340,239
€3,317,603 bank loan	1.125 - 2.00 + EURIBOR	2008-2011	2,397,658	2,472,894
€3,380,292 bank loan	1.125 - 2.00 + EURIBOR	2009-2011	3,160,252	2,565,010
€16,898,403 bank loan	1.125 - 2.00 + EURIBOR	2008-2011	14,884,362	15,125,874
€21,062,550 bank loan	1.125 - 2.00 + EURIBOR	2009-2011	20,166,157	18,574,495
€21,613,301 bank loan	1.35 - 2.25 + EURIBOR	2008-2011	19,903,787	18,957,299
€2,992,567 bank loan	1.35 - 2.25 + EURIBOR	2008-2012	1,777,789	1,730,797
€3,961,848 bank loan	2.75 + EURIBOR	2012	3,947,486	3,944,845
€4,230,775 bank loan	2.75 + EURIBOR	2012	4,215,439	4,212,618
€4,239,762 bank loan	2.75 + EURIBOR	2012	4,224,393	4,221,566
€4,289,330 bank loan	1.125 - 2.00 + EURIBOR	2009-2012	4,236,239	1,327,079
€4,520,586 bank loan	2.75 + EURIBOR	2012	4,504,198	4,455,250
€15,223,829 bank loan	2.75 + EURIBOR	2012	15,168,643	15,204,428
€16,799,225 bank loan	2.75 + EURIBOR	2012	16,738,327	16,727,128
€17,032,444 bank loan	1.125 - 2.00 + EURIBOR	2009-2012	16,491,812	14,586,650
€18,399,642 bank loan	2.75 + EURIBOR	2012	18,332,944	18,320,677
€18,656,160 bank loan	2.75 + EURIBOR	2012	18,588,531	18,576,095

			177,122,051	172,379,204

€1,202,500 bank loan

This loan is secured by land and is repayable in full in December 2008. In December 2007, the maturity date was extended to December 2008. As of March 2009, this loan remains unpaid.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
7.	Long-term debt and commitments (continued)

€2,358,100 bank loan This loan is secured by the facility and has quarterly payments with the balance repayable in June 2009.

€13,761,900 bank loan

This loan is secured by the facility and has quarterly payments beginning June 2009 and the balance repayable in March 2011. In accordance with the loan agreement, additional quarterly principal payments of €500,000 are made if the Debt to Net Operating Income ratio exceeds 8.25 beginning January 2007 or exceeds 8.0 beginning July 2007. Total principal payments made in 2007 were €1,000,000. The Partnership paid €1,000,000 through 31 August 2008 and it is anticipated the Partnership will be required to make the additional €500,000 quarterly principal payments through the remaining term of the loan.
€3,317,603 bank loan

This loan is secured by the facility and is repayable in full in December 2011.
€3,380,292 bank loan

This loan is secured by the facility and is repayable in full in November 2011.
€16,898,403 bank loan

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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
7.	Long-term debt and commitments (continued)

Debt Service Reserve

In April 2007, the Partnership refinanced eight construction loans relating to four of the facilities. In accordance with the new loan agreements, the Partnership was required to open a Debt Service Reserve Account held by the Lender. These funds will be advanced to the Partnership when a debt service ratio of not less than 1.0 to 1.0 has been achieved as of 28 February 2009 and a debt service ratio of not less than 1.25 to 1.0 has been achieved as of 28 February 2010. If the debt service ratios are not achieved, the Partnership will be required to make principal payments. As of 31 August 2008, total funds in the Debt Service Reserve Account were €5,863,645 (unaudited) (as of 31 December 2007 — €5,737,273) which is reflected as restricted cash on the balance sheet. In September 2008, the balance in the Debt Service Reserve Account was applied against the outstanding balance of the loans.

Commitments

Concurrent with the Partnership entering into the loan agreements with the lenders, Sunrise has also entered into certain guarantee agreements with the lenders related to construction cost overruns and operating deficits for which Sunrise has been paid a fee by the Partnership equal to a percentage of the loan amount. For the eight month period ended 31 August 2008, total fees paid and capitalized by the Partnership were €nil (unaudited) (year ended 31 December 2007 - €1,865,100).

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

The Operating Deficit Guarantees commence when the facility opens and terminate when the third party debt is paid in full with the following exception. The Operating Deficit Guarantees for loans with principal balances of €85,953,624 (unaudited) may be terminated by the lender if the Interest Cover Ratio and Debt Service Cover Ratio equals or exceeds the benchmarks determined by the Guarantee Agreements for 12 consecutive months. Under the Operating Deficit Guarantees, Sunrise agrees to immediately make available to the Partnership funds to cover any operating deficits of the facility. These funds are generally advanced to the Partnership as non-interest bearing and subordinate to the claims of the primary lender. As discussed in note 5, Sunrise LP has entered into a subordinate loan agreement of up to €10.0 million for the funding of operating deficits of the facilities. All operating deficit funding in excess of €10.0 million has been recorded as part of the Payables due to affiliates balance as at 31 August 2008 (unaudited) and 31 December 2007.

Sunrise has also guaranteed 25% of the principal balance of the €1,202,500 land loan (unaudited).

8.	Income taxes

The Partnership is not a taxable entity since attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement. However, the operating companies and property companies are subject to German income tax.

Major components of income for the eight months ended 31 August 2008 and years ended 31 December 2007 and 2006 are as follows:

	Unaudited
	2008	2007	2006
	€	€	€
Partnership income	2,404,747	4,819,612	3,805,979
Operating and property company loss	(30,086,962)	(88,808,580)	(26,938,455)

Consolidated net loss	(27,682,215)	(83,988,968)	(23,132,476)

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
8.	Income taxes (continued)

The operating and property companies had the following deferred tax assets and liabilities at 31 August 2008 and 31 December 2007:

	Unaudited
	2008	2007
	€	€
Deferred tax assets
Net operating losses for Operating and Property Companies	14,225,605	18,392,000
Negative fair value movement on property and equipment	13,666,968	19,629,212

Total deferred tax assets	27,892,573	38,021,212

Deferred tax liabilities
Property and equipment	(381,759)	(517,682)
Rent abatement	(976,935)	(1,183,018)
Facility development and operating expense	(2,784,715)	(4,691,445)
Deferred finance cost	(473,051)	(680,290)

Total deferred tax liabilities	(4,616,460)	(7,072,435)

Net deferred tax asset	23,276,113	30,948,777

     As at 31 August 2008 the operating companies and property companies had combined accumulated net operating losses of approximately €90,035,478 (unaudited) (31 December 2007 - €69,666,665) which according to German tax laws can be carried forward indefinitely for offset against future taxable profits of the companies in which the losses arose. At the applicable statutory tax rate of 15.8% for the eight months ended 31  August 2008 (unaudited) (year ended 31 December 2007 - 26.4%) this would create a long-term deferred tax asset of €14,225,605 at 31 August 2008 (unaudited) (31 December 2007 - €18,392,000).
     Additionally, a negative fair value charge taken for accounting purposes for the eight months ended 31 August 2008 in the amount of €12,146,724 (unaudited) (year ended 31 December 2007 - €63,613,081) would create a deferred tax asset at 31 August 2008 of €13,666,968 (unaudited) (31 December 2007 - €19,629,212) at the above tax rates.
     The deferred tax liabilities outlined above (depreciation, rent abatement, development and operating expenses, and deferred finance cost) in the amount of €29,218,104 at 31 August 2008 (unaudited) (31 December 2007 - €26,789,529) at the applicable statutory tax rate of 15.8% (as at 31 December 2007 - 26.4%) would create a long-term deferred tax liability of €4,616,460 at 31 August 2008 (unaudited) (31 December 2007 - €7,072,435). This long-term deferred tax liability will reduce the long-term deferred tax asset mentioned above, thus the net long-term deferred tax asset is €23,276,113 at 31 August 2008 (unaudited) (31 December 2007 - €30,948,776).
     Deferred tax assets have not been recognised in respect of these losses as they may not be used to offset taxable profits that may arise elsewhere in the group and there can be no assurance that the subsidiary companies, in which the losses have arisen, will generate profits in future periods.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
8.	Income taxes (continued)

Furthermore, the German operating and property entities are trade tax exempt. However, the German holding company is subject to the trade tax, but does not generate trade taxable income. The trade tax applicable statutory tax rate is approximately 10.5% (after taking into consideration that the trade tax paid is a deduction of both the German corporate tax and trade tax base) for the eight months ended 31 August 2008 (unaudited) and the year ended 31 December 2007. The German holding company has a trade tax net operating loss as described above. However, due to the business model it is unlikely that these losses could be used in the future.

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

A portion of Sunrise LP’s contributions is made directly to companies owned by the Partnership. The Partnership is arranged such that each partner’s capital account is increased by its proportionate share of net income or any additional capital contributions and is decreased by its proportionate share of net losses or the fair value of any property distributed to such partner. Cash available from operations and cash available from capital transactions shall be distributed to the partners and partnership interests in the order defined in the Partnership Agreement. There is no obligation of the Partnership to return the partners’ capital contributions other than as specified in the Partnership Agreement. A portion of Sunrise LP contributions and profit share is disclosed as minority interest in the balance sheet. The total of this and the balance attributable to Sunrise LP’s in the capital account is 20% of the Partnerships’ capital.

The partners had originally agreed to contribute €67,000,000 to the Partnership, of which €50,463,173 has been funded through to 31 August 2008 (unaudited) and 31 December 2007.

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total
	€	€	€	€
Balance at 1 January 2006 - unaudited	5,317,236	28,657,609	1	33,974,846
Contributions	2,017,006	12,023,074	—	14,040,080
Net loss for the year	(4,010,292)	(19,122,184)	—	(23,132,476)
Asset revaluation reserve	(1,177,605)	(4,710,419)	—	(5,888,024)

Balance at 31 December 2006	2,146,345	16,848,080	1	18,994,426
Contributions	54,000	—	—	54,000
Net loss for the year	(15,561,886)	(68,427,082)	—	(83,988,968)
Foreign currency translation	(109,081)	(436,324)	—	(545,405)

Balance at 31 December 2007	(13,470,622)	(52,015,326)	1	(65,485,947)
Contributions — unaudited	—	—	—	—
Net loss for the period — unaudited	(5,194,088)	(22,488,127)	—	(27,682,215)
Foreign currency translation — unaudited	6,368	25,470	—	31,838

At 31 August 2008 - unaudited	(18,658,342)	(74,477,983)	1	(93,136,324)

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
10.	Financial risk management objectives and policies

Interest rate risk

The main risk arising from the Partnership’s long-term debt with floating interest rates is cash flow interest rate risk. The interest rates on these loans are all EURIBOR based plus a margin. The margin tends to be the highest during the construction phase, then is reduced during the lease-up phase and is reduced further once a facility reaches stabilization, as defined in the loan documents. The Partnership has not utilised hedging instruments to reduce its exposure to cash flow interest rate risk.

The subordinate loan with Sunrise LP was used to fund operating deficits including interest expense on long-term debt.

The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to €130 million at 31 August 2008 (unaudited) (as of 31 December 2007 - €178 million). The fair value of the debt was determined giving consideration to the fair value of the of the underlying assets which are collateral for the debt and the operating deficit guarantees from Sunrise which guarantee to the lender the payment of monthly principal and interest.

At 31 August 2008, the Partnership had approximately €187 million of floating-rate debt (unaudited) (as of 31 December 2007 - €178 million). Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase the Partnership’s interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately €1.87 million based on the amount of floating-rate debt at 31 August 2008 (unaudited) (as of 31 December 2007 - €1.78 million).

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
10.	Financial risk management objectives and policies (continued)

Interest rate risk (continued)

The table below summarises the Partnership’s financial liabilities at 31 August 2008 and 31 December 2007 based on contractual undiscounted payments, including interest.

As at 31 August 2008 (unaudited)

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	€	€	€	€	€	€
Interest bearing loans and borrowings	—	5,625,441	15,009,028	205,322,444	—	225,956,913
Trade payables	302,821	—	—	—	—	302,821
Accrued expenses	—	1,683,499	—	—	—	1,683,499
Partner loan	—	2,010,000	—		—	2,010,000

	302,821	9,318,940	15,009,028	205,322,444	—	229,953,233

As at 31 December 2007

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	€	€	€	€	€	€
Interest bearing loans and borrowings	—	3,183,097	10,751,790	214,889,168	—	228,824,055
Trade payables	442,405	—	—	—	—	442,405
Accrued expenses	—	1,701,471	—	—	—	1,701,471
Partner loan	—	—	—	2,010,000	—	2,010,000

	442,405	4,884,568	10,751,790	216,899,168	—	232,977,931

Credit risk

There are no significant concentrations of credit risk within the Partnership. With respect to credit risk arising from cash and restricted cash, the Partnership’s exposure to credit risk arises from the default of the counterparty, with a maximum exposure equal to the carrying amount of these instruments.

Capital management

The primary objective of the Partnership’s capital management was to permit the acquisition and development of senior living facilities. During 2008, the Partnership decided it would not develop any further facilities.

Capital contributions for initial investment approval projects are made pursuant to the initial investment proposal approved budget. Capital contributions for final investment approved projects are made pursuant to the approved development budget. Capital contributions were also made for initial site investigation costs as well as other expenses, fees and liabilities that the Partnership incurred. No changes were made in the objectives, policies or processes during the eight months ended 31 August 2008.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
10.	Financial risk management objectives and policies (continued)

Capital management (continued)

The following table provides the detail of the capital contributions made for the relevant financial period:

	Unaudited
	Eight months ended	Year ended
	31 August	31 December
	2008	2007
	€	€
Final investment approved projects:
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG.	—	6,000
Sunrise Hannover Senior Living GmbH & Co. KG	—	6,000
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	—	6,000
Sunrise Konigstein Senior Living GmbH & Co. KG	—	6,000
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	—	6,000
Sunrise Oberursel Senior Living GmbH & Co. KG	—	6,000
Sunrise Reinbek Senior Living GmbH & Co. KG	—	6,000
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	—	6,000
Sunrise Wiesbaden Senior Living GmbH & Co. KG	—	6,000

	—	54,000

11.	Events after the balance sheet date of 31 August 2008 (unaudited)

This note provides information and serves as an update to note 11.1 “Events after the balance sheet date of 31 December 2007” which was previously approved by the directors of the General Partner on 23 December 2008.

On 24 December 2008, related to the €11,224,376 demand discussed in note 11.1 below, Sunrise entered into a Pre-Negotiation and Standstill Agreement (the “Hannover Standstill Agreement”) by and among Sunrise and Natixis, London Branch. Pursuant to the terms of the Hannover Standstill Agreement, the Agent agreed, inter alia, to commence discussions and negotiations with Sunrise and the Borrower relating to certain obligations of Sunrise and the Borrower under the Loans and Funding Obligations, and to not commence or prosecute any action or proceeding to enforce its demand for payment by Sunrise of the Cash Flow Deficit prior to the occurrence of an event of default, as defined in the Hannover Standstill Agreement, or 31 March 2009. Sunrise Senior Living and Natixis also entered into a Standstill Agreement ( the “Hannover Borrower Standstill Agreement”) dated 23 December 2008, which agreement is governed by the laws of the Federal Republic of Germany, pursuant to which the Agent agreed, inter alia, not to enforce any of its acceleration and prepayment rights under the Loans prior to the occurrence of an event of default, as defined in the Hannover Borrower Standstill Agreement, and shall expire on 31 March 2009 (unless terminated earlier pursuant to the provisions of the Hannover Borrower Standstill Agreement).

On 1 January 2009 the Operating Companies of Konigstein and Munchen-Thalkirchen purchased the Care Companies of the same named location for €1 each. Subsequently, the Care Companies transferred their trade and assets into the Operating Companies and the current operations staff employed by the German Management Company, Sunrise Senior Living GmbH, were transferred to the Operating Companies.

On 31 January 2009, the Partnership closed operations in the Hannover and Reinbek communities.

In January 2009 the German communities, which are now consolidated under Sunrise Senior Living, Inc. suspended payment of principal and interest on all loans, in spite of Sunrise’s operating deficit guarantees. As a result of the failure to make payments of principal and interest to the lenders of the German communities and Sunrise’s failure to pay the operating deficits, the German communities are in default under their loans and Sunrise is in default under its financial guarantees for the loans of the German communities and the Hoesel land. Sunrise informed the lenders to the German communities and the Hoesel land that it would seek a comprehensive restructuring of the loans and its operating deficit guarantees.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and years ended 31 December 2007 and 2006
11.	Events after the balance sheet date of 31 August 2008 (unaudited)(continued)

On 13 February 2009, Natixis, London Branch, in its capacity as agent and security trustee for certain lenders under a loan agreement for Sunrise’s community in Munich, Germany, dated 24 March 2006, sent Sunrise a demand letter requesting that they pay an amount of €8,076,878 corresponding to the “Cash Flow Deficit” pursuant to the Funding Obligations under the loan. On 19 February 2009, Sunrise entered into a Pre-Negotiation and Standstill Agreement (the “Munich Standstill Agreement”) by and among Sunrise and Natixis, London Branch. Pursuant to the terms of the Munich Standstill Agreement, the Agent agreed, inter alia, to commence discussions and negotiations with Sunrise and the Borrower relating to certain obligations of Sunrise and the Borrower under the Loans and the Funding Obligations, and to not commence or prosecute any action or proceeding to enforce its demand for payment by Sunrise of the Cash Flow Deficit prior to the occurrence of an event of default, as defined in the Munich Standstill Agreement, or 31 March 2009. Sunrise and Natixis also entered into a Standstill Agreement (the “Munich Borrower Standstill Agreement”) dated 19 February 2009, which agreement is governed by the laws of the Federal Republic of Germany, pursuant to which the Agent agreed, inter alia, not to enforce any of its acceleration and prepayment rights under the Loans prior to the occurrence of an event of default, as defined in the Munich Borrower Standstill Agreement, and shall expire on 31 March 2009 (unless terminated earlier pursuant to the provisions of the Munich Borrower Standstill Agreement).

In February 2009 Sunrise entered into additional standstill agreements with lenders to six of the nine German communities and the land at Hoesel. Total debt outstanding from the Partnership to these lenders was €126 million as of 28 February 2009. Pursuant to the standstill agreements, such lenders have agreed, among other things, not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by Sunrise pursuant to the operating deficit guarantees, and to commence discussions and negotiations with Sunrise relating to its and the German communities’ obligations. Such standstill agreements will generally remain in effect until the earliest of the occurrence of certain other events relating to the loans and 31 March 2009.

On 6 March 2009, Sunrise did not make the €1,429,079 principal and interest payment due on the ninth German community. On 16 March 2009, Sunrise entered into a Standstill Agreement with this lender. Total debt outstanding from the Partnership to this lender was €12 million as of 28 February 2009.

11.1	Events after the balance sheet date of 31 December 2007

On 1 September 2008, Sunrise paid €3,000,000 to SHIP for an option to purchase their entire interest in the Partnership through a two-step transaction. Sunrise expects to exercise its option in 2009. Also on 1 September, Sunrise entered into an agreement with SHIP whereby Sunrise will have the sole right to control certain major decisions of the Partnership, including potential restructuring of loans with lenders and pursuing potential sales of the nine communities and the one parcel of undeveloped land in the Partnership. Based on FIN46 of the US Accounting Standards and the transfer of control, the Partnership has been consolidated within the Sunrise Senior Living, Inc. group as of 1 September 2008.

On 1 October 2008 the Operating Companies of Oberusel, Villa Camphausen, Klein Flottbek, Wiesbaden, Frankfurt-Westend and Reinbek purchased the Care Companies of the same named location for €1 each. Subsequently, the Care Companies transferred their trade and assets into the Operating Companies and the current operations staff employed by the German Management Company, Sunrise Senior Living GmbH, were transferred to the Operating Companies. This change is estimated to result in annual cost savings of approximately €300,000 - €400,000.

On 9 October 2008, €700,000 was received as final settlement in respect of legal matters relating to a former contractor of the Konigstein property.

On 7 November 2008 the joint shareholders and partners of the Hannover and Reinbek Care Companies, Operating Companies, Property Companies and Sunrise Properties Germany GmbH (HoldCo) resolved to close all operations in those locations. The final closing date is expected to occur on 31 January 2009. The financial effects are estimated at approximately €300,000 (€166,000 in closing costs and €134,000 for discontinued operations) and include costs of closing down operations, assistance to relocate the residents, security of the buildings, employee salary payments and other charges that may arise. Bank valuations completed on 7 July 2008 for Reinbeck and 13 August 2008 for Hannover show that the estimated market value is higher than the current book values of both properties and therefore no additional write down is anticipated at this time.

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

INDEPENDENT AUDITORS’ REPORT
To the Members of
AL U.S. Development Venture, LLC:
We have audited the accompanying consolidated balance sheets of AL U.S. Development Venture, LLC (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, statements of changes in members’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AL U.S. Development Venture, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
McLean, VA
February 27, 2009

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

	2008	2007

ASSETS

PROPERTY AND EQUIPMENT:
Land and land improvements	$47,844,921	$47,836,752
Building and building improvements	179,475,734	179,175,098
Furniture and equipment	13,656,404	13,302,079

	240,977,059	240,313,929

Less accumulated depreciation	(30,432,217)	(23,501,494)

Property and equipment — net	210,544,842	216,812,435

CASH AND CASH EQUIVALENTS	4,902,428	7,547,327

RESTRICTED CASH	6,000,000	6,000,000

ACCOUNTS RECEIVABLE — Less allowance for doubtful accounts of $317,704 and $383,057, respectively	879,732	1,079,174

RECEIVABLES FROM AFFILIATES — Net	526,301	—

PREPAID EXPENSES AND OTHER CURRENT ASSETS	581,415	564,679

DEFERRED FINANCING COSTS — Less accumulated amortization of $1,385,343 and $529,572 in 2008 and 2007, respectively	3,232,465	4,085,851

TOTAL	$226,667,183	$236,089,466

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES:
Long-term debt	$370,500,000	$370,500,000
Derivative liability	35,299,943	17,039,343
Accounts payable and accrued expenses	2,526,180	2,728,431
Payables to affiliates — Net	—	3,197,737
Deferred revenue	3,958,776	3,953,863
Security and reservation deposits	35,000	44,301
Accrued interest	997,797	1,270,845

Total liabilities	413,317,696	398,734,520

MEMBERS’ DEFICIT	(186,650,513)	(162,645,054)

TOTAL	$226,667,183	$236,089,466

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006 (unaudited)

	2008	2007	2006
			(unaudited)
OPERATING REVENUE:
Resident fees	$81,133,786	$76,325,155	$64,822,893
Other income	464,267	379,149	226,946

Total operating revenue	81,598,053	76,704,304	65,049,839

OPERATING EXPENSES:
Labor	28,982,119	27,361,910	25,044,073
Depreciation	6,930,723	6,766,201	6,431,137
Management fees	5,711,864	5,198,041	4,418,473
General and administrative	4,931,848	4,647,867	3,646,605
Insurance	3,707,937	2,526,045	4,066,943
Taxes and license fees	3,125,100	2,701,310	1,878,673
Food	2,995,409	2,722,483	2,334,825
Utilities	2,120,210	2,006,454	1,960,423
Repairs and maintenance	1,850,236	1,996,821	1,277,319
Advertising and marketing	928,410	994,128	1,117,188
Ancillary expenses	678,910	535,929	386,746
Bad debt	100,148	163,929	96,053

Total operating expenses	62,062,914	57,621,118	52,658,458

INCOME FROM OPERATIONS	19,535,139	19,083,186	12,391,381

OTHER INCOME (EXPENSE):
Amortization of financing cost	(855,771)	(914,656)	(869,647)
Loss on extinguishment of debt	—	(1,188,688)	—
Prepayment penalty	—	(4,154,962)	—
Change in fair value of interest rate hedge instruments	(18,260,600)	(17,039,343)	—
Interest expense	(23,610,348)	(20,637,838)	(12,739,257)
Interest income	60,267	331,620	232,701

Total other expense	(42,666,452)	(43,603,867)	(13,376,203)

NET LOSS	$(23,131,313)	$(24,520,681)	$(984,822)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006 (unaudited)

	SSLII	AEW Member	MS Senior Living	Total

MEMBERS’ CAPITAL — December 31, 2005 (unaudited)	$10,885,880	$24,461,853	$—	$35,347,733

Distributions	(8,030,842)	(12,110,549)	—	(20,141,391)
Net loss	(196,964)	(787,858)	—	(984,822)

MEMBERS’ CAPITAL — December 31, 2006 (unaudited)	2,658,074	11,563,446	—	14,221,520

Contributions	1,200,000	—	4,800,000	6,000,000
Distributions	(30,746,046)	856,509	(128,456,356)	(158,345,893)
Transfer of equity	—	(12,584,916)	12,584,916	—
Net loss	(4,904,136)	164,961	(19,781,506)	(24,520,681)

MEMBERS’ CAPITAL — December 31, 2007	(31,792,108)	—	(130,852,946)	(162,645,054)

Contributions	—	—	—	—
Distributions	(477,036)	1,511,035	(1,908,145)	(874,146)
Transfer of equity	—	(1,511,035)	1,511,035	—
Net loss	(4,626,263)	—	(18,505,050)	(23,131,313)

MEMBERS’ DEFICIT — December 31, 2008	$(36,895,407)	$—	$(149,755,106)	$(186,650,513)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006 (unaudited)

	2008	2007	2006
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,131,313)	$(24,520,681)	$(984,822)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,930,723	6,766,201	6,431,137
Amortization and loss on extinguishment of debt	855,771	2,103,344	869,647
Provision for bad debts	100,148	163,929	96,053
Change in fair value of interest rate hedge instruments	18,260,600	17,039,343	—
Changes in assets and liabilities:
Change in cash held by AEW Member	—	3,416,771	7,677,994
Accounts receivable	99,294	(18,448)	(445,320)
Prepaid expenses and other current assets	(16,736)	196,428	(119,997)
Accounts payable and accrued expenses	(202,251)	(244,780)	(2,884,099)
Payable to/receivable from affiliates — net	(3,724,038)	(5,947,322)	4,315,380
Deferred revenue	4,913	703,133	135,920
Security and reservation deposits	(9,301)	(41,040)	(6,304)
Accrued interest	(273,048)	640,508	592,494

Net cash (used in) provided by operating activities	(1,105,238)	257,386	15,678,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(6,000,000)	—
Investment in property and equipment	(663,130)	(299,607)	(7,522,584)

Net cash used in investing activities	(663,130)	(6,299,607)	(7,522,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(2,385)	(4,616,438)	(198,446)
Proceeds from note to affiliate	—	47,708	4,859,176
Repayment of note to affiliate	—	(4,221,432)	(3,023,942)
Proceeds from long-term debt	—	371,330,817	17,032,214
Payment on long-term debt	—	(203,144,398)	(143,926)
Contributions	—	6,000,000	—
Distributions	(874,146)	(158,345,893)	(20,141,391)

Net cash (used in) provided by financing activities	(876,531)	7,050,364	(1,616,315)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,644,899)	1,008,143	6,539,184

CASH AND CASH EQUIVALENTS — Beginning of year	7,547,327	6,539,184	—

CASH AND CASH EQUIVALENTS — End of year	$4,902,428	$7,547,327	$6,539,184

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOW INFORMATION — Change in derivative valuation	$18,260,600	$17,039,343	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest (including $6,682,000 for derivatives)	$23,883,396	$19,997,330	$12,146,763

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2008
1.	ORGANIZATION

AL U.S. Development Venture, LLC (“the Company.”) was formed on December 23, 2002, as a limited liability company under the laws of the state of Delaware. The Company shall terminate on December 31, 2037, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to this date. AEW Senior Housing Company, LLC (the “AEW Member”) held an 80% membership interest, and Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and held a 20% membership interest through June 14, 2007. On June 14, 2007 AEW Senior Housing Company, LLC transferred its 80% member interest to an unrelated third party, MS Senior Living, LLC, a Delaware limited liability company, pursuant to a Purchase and Sale Agreement dated April 9, 2007. As of December 31, 2008, MS Senior Living, LLC held an 80% interest in the Company and SSLII held a 20% interest in the Company.

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

AL U.S. wholly owns the following five single-purpose limited liability companies and 10 single-purpose limited partnerships (the “Operator Entities”) that were organized to develop and own 15 assisted living facilities (the “Facilities”) to provide assisted living services for seniors:

Operator Entity	Location	Date Opened
AL US/Bonita Senior Housing, LP	San Diego (Bonita), California	April 2003
Boulder Assisted Living, LLC	Boulder, Colorado	May 2003
AL US/Huntington Beach Senior Housing, LP	Huntington Beach, California	February 2004
AL US/La Jolla Senior Housing, LP	Chula Vista (La Jolla/Pacific Beach), California	May 2003
AL US/La Palma Senior Housing , LP	La Palma, California	July 2003
Newtown Square Assisted Living, LLC	Newton Square, Pennsylvania	March 2004
AL US/Sacramento Senior Housing, LP	Sacramento, California	December 2003
AL US/Seal Beach Senior Housing, LP	Seal Beach, California	February 2004
AL US/Studio City Senior Housing, LP	Los Angeles (Studio City), California	June 2004
Wilmington Assisted Living, LLC	Wilmington, Delaware	December 2003
AL US/Woodland Hills Senior Housing, LP	Woodland Hills, California	May 2005
AL US/Playa Vista Senior Housing, LP	La Playa Vista, California	June 2006
GP Woods Assisted Living, LLC	Grosse Point Woods, Michigan	January 2005
AL US/GP Woods II Senior Housing, LLC	Grosse Point Woods II, Michigan	June 2006
AL/US San Gabriel Senior Housing, LP	San Gabriel, California	February 2005

Senior living services include a residence, meals, and non-medical assistance to elderly residents for a monthly fee. The Facilities’ services are generally not covered by health insurance, and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the consolidated accounts of AL U.S. and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions.

The accompanying consolidated financial statements and related footnotes for the year ended December 31, 2006 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2008 and 2007 consolidated financial statements and footnotes thereto, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the year ended December 31, 2006.

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
Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. No impairment charge was recorded in 2008, 2007, or 2006 (unaudited).

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

Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $855,771, $914,656, and $869,647 (unaudited), respectively.

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

Accounting for Derivatives — The Company accounts for its derivative instruments in accordance with the Financial Accounting Standards Board (“FASB”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended. FASB No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company’s derivative instruments consist of an interest rate swap and an interest rate cap that it has entered into to manage its exposure to interest rate risk. The Company’s interest rate instruments do not qualify for hedge accounting treatment in accordance with FASB No. 133 and, as a result, changes in the fair value of the swap are recorded in net income.

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

3.	FAIR VALUE MEASUREMENTS

The Company adopted the provisions of FASB No. 157, Fair Value Measurements, as of January 1, 2008. Under FASB No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 — Unobservable inputs are used when little or no market data is available.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of FASB Statement 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value of the nonfinancial assets and liabilities did not indicate impairment. The Company elected to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.

As of December 31, 2008, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities were representative of their fair values because of the short-term maturity of these instruments.

4.	TRANSACTIONS WITH AFFILIATES

The Operator Entities entered into development agreements with Sunrise Development, Inc. (“SDI”), a wholly owned subsidiary of SSLI. SDI provided development, design, and construction services for the Facilities. The development agreements terminated in 2006 when SDI completed its services and was paid in full. SDI guaranteed the opening of the Facilities by a certain date and within a specified budget on a pooled basis. Total development fees accrued and capitalized by the Operator Entities for the year ended December 31, 2008, 2007 and 2006 were $0 , $0, and $12.4 million (unaudited), respectively.

For January 1, 2006 through June 13, 2007, the Company had management agreements with Sunrise Senior Living Management, Inc. (“SSLMI”), an affiliate of SSLII, to manage the facility. The agreements had terms of 23 to 35 years and expired during 2027 and 2037. On June 14, 2007 new management agreements were established with SSLMI as part of a recapitalization. The agreements have terms of 30 years and expire in 2037. For January 1, 2006 through June 14, 2007, the agreements provided for management fees to be paid monthly, based on net operating income (NOI) hurdles for each facility. During each of the first six months, the management fee was the greater of 5% of the gross revenue of the facility, as defined in the agreements, or $17,500. Thereafter, fees ranged between 5-7% of the facility’s gross revenues depending on the NOI hurdles met. From June 15, 2007 through December 31, 2008 management fees are equal to 7% of gross operating revenues. Total management fees incurred in 2008, 2007, and 2006 were $5,711,864, $5,198,041, and $4,418,473 (unaudited), respectively.

The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $53,986,269, $50,731,687, and $26,938,496 (unaudited) in 2008, 2007, and 2006, respectively, in accordance with the terms of the management agreement.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $4,690,282, $4,096,932, and $3,964,492 (unaudited) in 2008, 2007, and 2006, respectively. Refunds of liability premiums of $616,428, $659,440, and $0 (unaudited) were given in 2008, 2007, and 2006 respectively.

Pursuant to a purchase and sale agreement dated April 9, 2007, SSLII retained the liability for the uninsured loss layer for insured claims, including incurred but not reported claims, as of the closing date, for which SSLII was paid $1,058,575 by the AEW Member. The Company had previously recorded a liability and related expense of $1,109,023 relating to such claims, which was reversed during 2007.

The Company had net receivables from SSLI of $526,301 as of December 31, 2008, and net payables to SSLI of $3,197,737 and $9,145,059 (unaudited) at December 31, 2007 and 2006, respectively. These transactions are subject to the right of offset, wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented net as a receivable and payable from/to affiliates in 2008, 2007, and 2006, respectively, in the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.

During 2002, the Company entered into a revolving loan agreement with SSLI to provide up to $20.0 million (the “Note”) to partially finance the initial development and construction of the Facilities. The Note generally accrued interest on its outstanding balance at a fixed rate of 10% non-compounding. The Note was due on December 23, 2010 but could be repaid earlier. The balance of the Note at December 31, 2006 was $4,173,724 (unaudited), excluding accrued interest. On June 14, 2007, the Note was repaid, as part of a recapitalization. The payment represented $3,649,387 of principal and $183,332 of accrued interest through June 14, 2007. The Company capitalized interest of $0, $0, and $73,926 (unaudited) related to the Note during the years ended December 31, 2008, 2007 and 2006, respectively.

5.	CONCENTRATIONS OF CREDIT RISK

The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at December 31, 2008, 2007, and 2006 (unaudited) were 100% private pay.

6.	LONG-TERM DEBT

Prior to June 14, 2007, The Company had long-term debt with three lenders, GE, Capmark and Guaranty.

The GE loan could voluntarily be prepaid at specified premiums. The Company made monthly interest payments for the first three years of the loan term with interest and principal payments to commence in 2007 in accordance with the loan agreement. The loan bore interest at a fixed rate of 6.13%. The loan agreement provided for an additional borrowing of up to $10.0 million collateralized by certain properties subject to conditions set forth in the loan document. This option was available to the Company through April 2007. The maturity date of the loan was October 25, 2011. The balance of the GE loan was $80,856,074 (unaudited) at December 31, 2006. The GE loan was repaid on June 14, 2007.

The Capmark loan could voluntarily be prepaid in part or in full at any time without penalty. It bore interest at LIBOR plus 2.75%, and its maturity date was October 1, 2007. The interest rate at December 31, 2006 was 10.00% (unaudited). The balance of the Capmark loan was $29,634,166 (unaudited) at December 31, 2006. The Capmark loan was repaid on June 14, 2007.

The Guaranty loan could voluntarily be prepaid in part or in full at any time without penalty. It bore interest of LIBOR plus 2%, and its maturity date was November 1, 2007. The interest rate at December 31, 2006 was 9.25% (unaudited). The balance of the Guaranty loan was $91,823,341 (unaudited) at December 31, 2006. The Guaranty loan was repaid on June 14, 2007.

On December 31, 2006, the Company failed to meet certain debt covenants. The Company obtained a waiver from the lender on March 29, 2007.

On June 14, 2007, the Company refinanced its long-term debt. The previous debt, comprised of GE, Capmark and Guaranty loans was repaid and consisted of $202,757,095 of principal and $481,512 of accrued interest through June 14, 2007. Additionally, $4,154,962 of prepayment penalties were paid for the prepayment of the GE debt. No defeasance fees were required for any other loans. New debt was obtained from HSH Nordbank for $370,500,000 and is due on June 14, 2012. The loan bears interest on the one-month London Interbank Offered Rate (LIBOR) plus 1.50%. The LIBOR rate was .044% and 4.60% as of December 31, 2008 and 2007, respectively. The loan is secured by the Facilities.

The loan requires the Company to meet both liquidity and debt service coverage ratio requirements. As of December 31, 2008 and 2007, the Company was in compliance with these requirements.

The fair value of the Company’s long term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. Per FASB No. 157, the Company has applied Level 2 type inputs to determine that the estimated fair value of the Company’s long-term debt was $346,848,871 at December 31, 2008 and approximated its carrying amount at December 31, 2007 and 2006 (unaudited).

On June 28, 2007, the Company entered into an interest rate swap and cap agreement with HSH Nordbank AG with terms extended to June 14, 2012 for the swap and June 14, 2010 for the cap. The interest rate swap limits LIBOR exposure to a maximum rate of 5.61% on a $259,350,000 notional amount, and the interest rate cap limits LIBOR exposure to a maximum rate of 6.25% on a notional amount of $111,150,000. Per FASB No. 157, the Company has applied Level 2 inputs to determine the estimated fair value of the Company’s interest rate swap and cap agreements. The fair market value of the Company’s interest rate swap and cap agreements is mainly based on observable interest rate yield curves for similar instruments. As of December 31, 2008 and 2007, the fair market value of the interest rate swap and cap liability of $35,300,289 and an asset of $346, respectively, and the net amount is included in the derivative liability on the 2008 consolidated balance sheet. The fair market value of the interest rate swap and cap at December 31, 2007, were a liability $17,092,193 and an asset of $52,850, respectively, and the net amount is included in the derivative liability on the 2007 consolidated balance sheet.

The Company utilizes these interest-rate related derivative instruments (interest rate swap and caps) to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than to mitigate the impact of changes in interest rates on its cash flows. That is, the Company does not speculate using derivative instruments.

FASB No. 157 requires that nonperformance risk be considered in measuring the fair value of assets and liabilities. For derivatives, nonperformance risk refers to the risk that one of the parties to a derivative transaction will be unable to perform under the contractual terms of that derivative, such as the risk that one party will be unable to make cash payments at periodic net settlement dates or upon termination. The Company has considered the counterparty’s credit risk as well as the effect of its own credit standing in determining the fair value of its interest rate swap and cap agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

7.	DISTRIBUTIONS

During 2007, a net distribution of $856,509 was recorded to the former AEW Member, which was composed of approximately $7,010,703 of cash distributions netted against the former AEW Member share of deal proceeds of $7,867,212. During 2008, the former AEW Member returned $1,511,035 to the venture after a postsale due diligence review of the 2007 transaction revealed that the Company had overdistributed to the former AEW Member. This amount has been recorded in the accompanying consolidated statements of changes in members’ deficit as a negative distribution in 2008, along with a transfer of equity to increase MS Senior Living, LLC’s equity balance.

8.	CONTINGENCIES

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). FASB Statement 159 permits companies to measure many financial instruments and certain other items at fair value. FASB 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial statements on the effective date and has determined that it will not elect this option for any eligible financial instruments it acquires in the future.

In March 2008, the FASB issued FASB No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FASB No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to FASB No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of FASB No. 161 to have a material impact on the Company’s financial statements.
******

Report of Independent Auditors
To the Members of Metropolitan Senior Housing, LLC:
In our opinion, the accompanying consolidated statements of operations, changes in members' deficit, and cash flows, present fairly, in all material respects, the results of operations and the cash flows of Metropolitan Senior Housing, LLC (the “Company”) for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA
May 18, 2007

Metropolitan Senior Housing, LLC
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
	(not covered by	(not covered by
	auditors’ report)	auditors’ report)
Assets
Land and land improvements	$35,973,191	$35,955,737
Building and building improvements	125,031,150	124,115,007
Furniture and equipment	19,481,796	19,027,991

	180,486,137	179,098,735
Less accumulated depreciation	(43,513,484)	(38,056,349)

Rental property, net	136,972,653	141,042,386

Cash	1,931,046	303,511
Receivable from affiliates,net	2,701,771	1,745,806
Prepaid expenses and other current assets	84,978	99,316
Restricted cash	494,200	955,856
Deferred financing costs, less accumulated amortization of $1,483,955 and $917,555, respectively	2,784,795	3,351,195

Total assets	$144,969,443	$147,498,070

Liabilities and Members’ Deficit
Notes payable	$190,000,000	$190,000,000
Accounts payable and accrued expenses	197,119	118,956
Acccrued interest	981,667

Total liabilities	191,178,786	190,118,956

Members’ deficit	(46,209,343)	(42,620,886)

Total liabilities and members’ deficit	$144,969,443	$147,498,070

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(not covered by	(not covered by
	auditors’ report)	auditors’ report)
Operating Revenue
Lease income from affiliates	$21,130,662	$19,981,144	$18,193,626

Operating Expenses
Taxes and insurance	2,395,538	2,104,522	1,831,921
General and administrative	198,886	80,296	337,205
Depreciation	5,457,135	5,384,085	5,347,188
Bad debt expense	—	—	6,728,816

	8,051,559	7,568,903	14,245,130

Other Income (Expense)
Interest income	6,610	74,927	44,928
Interest expense	(12,156,400)	(12,112,773)	(8,552,697)

Net income (loss)	$929,313	$374,395	$(4,559,273)

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC
Consolidated Statements of Changes in Members’ (Deficit) Capital
For the years ended December 31, 2008, 2007, and 2006 (Information as of
December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 not covered by auditors’ report included herein)

	Sunrise Senior	Federal
	Living	Street	HVP Sun
	Investments,	Operating,	Investing,
	Inc.	LLC	LLC	Total
Members’ capital at December 31, 2005	$23,396,867	$29,106,214	$—	$52,503,081
Contributions	432,355	1,297,069	—	1,729,424
Distributions	(2,548,424)	(3,627,303)	—	(6,175,727)
Net loss through December 12, 2006	(1,766,435)	(2,541,941)	—	(4,308,376)
Transfer of members’ interest	—	(24,234,039)	24,234,039	—
Distributions	(29,956,969)	—	(50,175,677)	(80,132,646)
Net loss from December 12, 2006 through December 31, 2006	(62,724)	—	(188,173)	(250,897)

Members’ deficit at December 31, 2006	(10,505,330)	—	(26,129,811)	(36,635,141)

Distributions	(1,590,035)	—	(4,770,105)	(6,360,140)
Net income	93,599	—	280,796	374,395

Members’ deficit at December 31, 2007	(12,001,766)	—	(30,619,120)	(42,620,886)

Distributions	(1,278,405)	—	(3,239,365)	(4,517,770)
Net income	232,328	—	696,985	929,313

Members’ deficit at December 31, 2008	$(13,047,843)	$—	$(33,161,500)	$(46,209,343)

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(not covered by	(not covered
	auditors’	by auditors’
	report)	report)
Operating activities
Net income (loss)	$929,313	$374,395	$(4,559,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,457,135	5,384,085	5,347,188
Amortization of financing costs	566,400	558,457	285,856
Provision for bad debts	—	—	6,728,816
Changes in assets and liabilities:
Receivable from affiliates	(955,965)	(290,942)	(385,801)
Prepaid expenses and other current assets	14,338	(6,507)	118,606
Restricted cash	461,656	260,674	(688,518)
Deferred rent receivable	—	—	2,156,571
Accounts payable and accrued expenses	78,163	(142,399)	154,737
Accrued interest	981,667	—	—
Payables to affiliates	—	—	(804,399)

Net cash provided by operating activities	7,532,707	6,137,763	8,353,783

Investing activities
Investment in leased property	(1,387,402)	(1,652,505)	(1,056,679)

Financing activities
Financing costs paid	—	(27,005)	(3,457,078)
Proceeds from notes payable	—	—	190,000,000
Repayment of notes payable	—	—	(107,215,679)
Contributions from members	—	—	1,729,424
Distributions to members	(4,517,770)	(6,360,140)	(86,308,373)

Net cash used in financing activities	(4,517,770)	(6,387,145)	(5,251,706)

Net increase / (decrease) in cash	1,627,535	(1,901,887)	2,045,398
Cash at beginning of year	303,511	2,205,398	160,000

Cash at end of year	$1,931,046	$303,511	$2,205,398

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,608,333	$11,554,317	$7,629,491

The accompanying notes are an integral part of these financial statements.

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
1.	Organization

Metropolitan Senior Housing, LLC (the “LLC”) was formed on June 29, 2000 under the laws of the State of Delaware and began operations on June 29, 2000. The LLC shall terminate on December 31, 2025, unless substantially all of its assets are sold or the members elect to dissolve the LLC prior to this time.

Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and prior to December 12, 2006, held a 41% equity interest in the LLC, and Federal Street Operating, LLC (“Federal Street”) held a 59% equity interesting in the LLC. On December 12, 2006, Federal Street transferred its ownership interest to an unrelated third party, HVP Sun Investing, LLC, (“HVP”) a Delaware Limited Liability Company, pursuant to a purchase and sale agreement dated October 17, 2006 (the “Purchase and Sale Agreement”). As of December 31, 2008 and 2007 HVP held a 75% interest in the LLC and SSLII owned a 25% equity interest in the LLC.

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

The accompanying consolidated financial statements and related footnotes for the years

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
ended December 31, 2008 and 2007 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2006 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s consolidated results of operations and cash flows for the years ended December 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Property

Rental property is recorded at cost, including closing costs. Maintenance and repairs are charged to expense as incurred. Rental property is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of December 31, 2008, 2007, and 2006.

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

Restricted Cash

Restricted cash balances represent amounts set aside for debt service charges as required by the loan agreement. Restricted cash set aside for capital projects and approved by members totaled $16,913 and $483,875 as of December 31, 2008 and 2007, respectively.

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
Deferred Financing Costs

The costs incurred by the Company to obtain financing have been deferred and will be amortized over the term of the financing secured using the straight-line method which approximates the effective interest method. When debt is exchanged for debt with substantially different terms prior to the contractual maturity date, the unamortized portion of the deferred financing costs is expensed and included in interest expense in the accompanying statement of operations. If the Company determines that the terms of a new debt instrument are not substantially different from the terms of the original debt instrument, then the unamortized costs associated with the original debt instrument, as well as certain costs associated with the new debt instrument will be amortized over the modified term of the debt instrument.

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

Fair Value of Financial Instruments

Disclosure about fair value of financial instruments is based on pertinent information available to management using available market information and valuation methodologies as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and 2007, and current estimates of fair value may differ from amounts presented herein.

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

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
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

Minimum future rentals due to the Company for the year 2009 under noncancelable leases in place as of December 31, 2008 is $20,046,092.

Receivable and Payable to Affiliates

The Company had net receivables from affiliates at December 31 consisting of the following:

	2008	2007
	(not covered by	(not covered by
	auditors’ report)	auditors’ report)
Receivable from affiliates
Operator	$2,755,077	$1,952,286
SSLI and its subsidiaries	(53,306)	(206,480)

	$2,701,771	$1,745,806

The net receivables from the Operator are related to base and additional rents on the Facilities. The net receivable from Operator is net of costs paid by Operator on behalf of the Company.

On December 12, 2006, in conjunction with the transfer of membership interest to HVP, the Company legally released the Operator from the obligation related to unpaid rent and has recorded bad debt expense related to the receivable at that date of $6,728,816.

The Company obtains professional and general liability insurance coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. The liability for the insurance deductibles has been estimated and recorded in accounts payable and accrued liabilities in the consolidated balance sheets if an amount

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
remains unpaid at year end. In 2008, 2007, and 2006, the Company included approximately $315,000, $326,000, and $108,000, respectively, of insurance expense in taxes and insurance in the consolidated statements of operations.

4.	Debt

On December 12, 2006, the Company obtained loans for all 12 Facilities in conjunction with the transfer of Federal Street’s interest to HVP. The notes payable are collateralized by the related real property and contain an automatic extension period of 1 year, unless the Company defaults on the loan. The loans bear interest at an annual fixed rate of 6% through the maturity date of January 1, 2014. During the extension period, the loan bears interest at LIBOR + 2.75%. Monthly payments are interest only through January 1, 2009. Subsequent to January 1, 2009, interest and principal payments of $1,139,147 are payable monthly.

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
The terms of the remaining four loans were not substantially different from the replaced loans and were with the same lender, and therefore have been accounted for as debt modifications. The unamortized portion of the deferred financing costs incurred in conjunction with the original loans will be amortized over the term of the replacement loans. A prepayment penalty in the amount of $1,545,329 was assessed against the prepayment of the four modified loans; this penalty has been deferred and will be amortized over the term

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
of the replacement loan. The Company incurred costs of $452,997 in conjunction with obtaining the replacement loans, which have been deferred and amortized over the terms of the replacement loans.
In the event that the Company prepays the loans, a prepayment penalty will be assessed that is calculated as the greater of (a) 1% of the amount of the principal being prepaid; or (b) a minimum rate of return to the lender.
Principal maturities of long-term debt as of December 31, 2008 were as follows:

2009	2,006,704
2010	2,298,711
2011	2,442,515
2012	2,563,212
2013	2,755,665
Thereafter	177,933,193

$190,000,000

The Company has estimated the fair value of the mortgage notes payable to be $186,070,864 and $188,020,370 at December 31, 2008 and 2007, respectively. The fair value has been determined by the Company using available market information and a discounted cash flow methodology with an interest rate of 6.50% and 6.25% at December 31, 2008 and 2007, respectively. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies may have a material effect on the fair value of the mortgage notes payable.

5.	Members’ Deficit

During 2001 and 2000, Federal Street contributed approximately $13.0 million and $62.0 million, respectively, to the Company for a 75% interest, and SSLII contributed property of approximately $4.0 million and $21.0 million, respectively, for a 25% interest. The Company maintained separate capital accounts for Federal Street and SSLII.

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

On March 31, 2004, Federal Street and SSLII amended the LLC’s operating agreement and the facility operating agreements of the Owner Entities (Amendments). Under the Amendments, after the priority distributions are made to Federal Street and SSLII, any remaining distributable cash will be paid to SSLII until the payable balance to SSLI and its

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
subsidiaries is reduced to zero. The Amendments were effective January 1, 2004. During 2006, distributable cash of approximately $0.06 million was paid to SSLII to reduce the outstanding payable balance.

Priority distributions of net cash flow from operations during 2006 of approximately $3.6 million were paid to Federal Street and $2.5 million, were paid to SSLII. These distributions of net cash flow from operations were paid to Federal Street and SSLII according to their equity interest percentages of 59% and 41%, respectively.

The operating agreement details the commitments of the members and provides the procedures for the return of capital to the members with defined priorities. All profits and losses, net cash flow from operations, and capital proceeds, if any, are to be distributed according to the priorities specified in the operating agreement.

On December 12, 2006, Federal Street sold 100% of its interest in the Company to HVP. The purchase and sale agreement covered Federal Street’s interest in the Company as well as their 100% interest in the Operator, Federal Street’s percentage of interest in the Owner Entities and in the ownership of 12 senior housing facilities with a gross property value of $288 million. The purchase price to Federal Street, per the Purchase and Sale Agreement, was $124,032,082. Capital distributions, as a result of the ownership transfer, were treated as distributions from capital transactions in accordance with the Limited Liability Company Agreement of Metropolitan Senior Housing, LLC dated June 29, 2000. At closing, HVP deposited $750,000 (“Escrow Proceeds”) into an escrow account that bore interest for the seller. Certain stipulations are outlined in Section 9.05 (b) of the Purchase and Sales Agreement regarding the release of the escrow balance to HVP. In accordance with the amended and restated limited liability company agreement (“LLC Agreement”) the initial contributions of SSLII and HVP were adjusted to reflect the purchase price paid by HVP for Federal Street’s member’s interest and the consequent value attributable to SSLII’s member’s interest. A distribution was made to SSLII during the closing of the transfer of interest to HVP to reduce SSLII’s unreturned contributions, as defined in the LLC Agreement, to 25% of the total unreturned contributions.

Net income (loss) has been allocated to the individual members’ capital accounts based on its ownership interest as follows: from January 1 through December 12, 2006, 59% to Federal Street and 41% to SSLII, and from December 13, 2006 to December 31, 2008, 75% to HVP and 25% to SSLII.

Distributions, subsequent to December 12, 2006 are allocated 75% to HVP and 25% to SSLII. Upon liquidation, the LLC Agreement provides that, after return of capital to both partners, the remaining proceeds are to be split 75%/25%. In 2008 and 2007, distributions of net cash flow from operations of approximately $3.2 million and $4.8 million, respectively, were paid to HVP and $1.3 million and $1.6 million, respectively, were paid to SSLII.

6.	Contingencies

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate

Metropolitan Senior Housing, LLC
Notes to Consolidated Financial Statements
December 31, 2006 (Information as of December 31, 2008 and 2007 and for the years ended
December 31, 2008 and 2007 not covered by auditors’ report included herein)
resolution of these matters will have a material adverse effect on the Company’s financial position.

7.	New Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. FASB No. 159 permits companies to measure many financial instruments and certain other items at fair value. FASB No. 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has determined that it will not elect this option for any eligible financial instruments it acquires in the future.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of FASB No. 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value to the nonfinancial assets and liabilities did not indicate impairment. Therefore, the Company elects to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.

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
/s/ Deloitte & Touche LLP
McLean, VA
December 22, 2008

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED BALANCE SHEETS
As of December 31

	2008	2007
	(Unaudited)
ASSETS
PROPERTY AND EQUIPMENT:
Land and land improvements	$41,949,662	$41,888,406
Building and building improvements	398,824,751	398,382,224
Furniture and equipment	10,011,742	9,586,898
Construction in progress	340,949	310,895

	451,127,104	450,168,423
Less accumulated depreciation	(26,608,471)	(14,735,598)

Property and equipment — net	424,518,633	435,432,825
CASH AND CASH EQUIVALENTS	1,833,399	2,718,647
RESTRICTED CASH	1,611,241	1,511,197
ACCOUNTS RECEIVABLE — Less allowance for doubtful accounts of $19,378 (Unaudited) and $10,811 for 2008 and 2007, respectively	352,023	334,196
PREPAID EXPENSES AND OTHER CURRENT ASSETS	275,904	286,598
DEFERRED FINANCING COSTS — Less accumulated amortization of $2,524,447 (Unaudited) and $1,401,217, respectively	3,758,728	4,859,614
RESIDENT LEASE INTANGIBLE — Less accumulated amortization of $6,156,828 (Unaudited) and $3,345,975 for 2008 and 2007, respectively	—	2,810,853
RECEIVABLES FROM AFFILIATES — Net	339,309	—

TOTAL	$432,689,237	$447,953,930

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Notes payable	$299,327,695	$301,399,741
Derivative liability	16,289,596	6,839,732
Accounts payable and accrued expenses	1,608,671	1,795,426
Payables to affiliates, net	—	1,974,003
Deferred revenue	2,446,824	2,502,550
Security and reservation deposits	210,831	327,781
Payable to affiliates, long-term	6,189,666	—
Accrued interest	1,734,005	—

Total liabilities	327,807,288	314,839,233
MEMBERS’ CAPITAL	104,881,949	133,114,697

TOTAL	$432,689,237	$447,953,930

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 (Unaudited) and 2007 (Audited)
and for the Period June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

	2008	2007	2006
	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Resident fees	$66,608,274	$67,592,971	$17,703,380
Other income	1,209,387	1,224,567	298,035

Total operating revenue	67,817,661	68,817,538	18,001,415

OPERATING EXPENSES:
Labor	18,869,880	18,003,624	5,045,396
Depreciation and amortization	14,683,726	15,547,904	3,872,439
General and administrative	5,625,450	7,150,525	1,273,211
Taxes and license fees	3,745,705	3,745,508	845,045
Utilities	4,214,457	3,855,839	1,182,464
Food	3,957,410	3,826,512	1,018,607
Management fees	4,063,301	3,729,740	880,795
Insurance	4,007,763	3,487,949	833,611
Repairs and maintenance	2,642,027	2,592,935	475,301
Advertising and marketing	925,835	735,047	242,984
Ancillary expenses	229,721	262,299	114,172
Bad debt	8,567	10,811	—

Total operating expenses	62,973,842	62,948,693	15,784,025

INCOME FROM OPERATIONS	4,843,819	5,868,845	2,217,390
OTHER INCOME (EXPENSE):
Change in fair value of interest rate hedge instruments	(677,936)	(6,073,558)	(766,174)
Interest expense	(23,608,733)	(21,322,708)	(5,026,921)
Interest income	49,125	199,565	123
Guarantee fee and other expenses	(67,095)	—	—

NET LOSS	$(19,460,820)	$(21,327,856)	$(3,575,582)

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)
For the Years Ended December 31, 2008 (Unaudited) and 2007 (Audited)

	SSLII	GECCT	Total
MEMBERS’ CAPITAL — June 27, 2006 (Inception) (Unaudited)	$—	$—	$—
Contributions (Unaudited)	39,004,534	117,013,601	156,018,135
Net loss (Unaudited)	(893,896)	(2,681,686)	(3,575,582)

MEMBERS’ CAPITAL — December 31, 2006 (Unaudited)	38,110,638	114,331,915	152,442,553
Contributions	500,000	1,500,000	2,000,000
Net loss	(5,331,964)	(15,995,892)	(21,327,856)

MEMBERS’ CAPITAL — December 31, 2007	33,278,674	99,836,023	133,114,697
Contributions (Unaudited)	—	—	—
Net loss (Unaudited)	(4,865,205)	(14,595,615)	(19,460,820)
Other Comprehensive Loss (Unaudited)
Loss on derivatives held as cash flow hedge (Unaudited)	(2,192,982)	(6,578,946)	(8,771,928)

MEMBERS’ CAPITAL — December 31, 2008 (Unaudited)	$26,220,487	$78,661,462	$104,881,949

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 (Unaudited) and 2007 (Audited)
and for the Period June 27, 2006 (Inception) through December 31, 2006 (Unaudited)

	2008	2007	2006
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,460,820)	$(21,327,856)	$(3,575,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,806,956	15,664,800	3,817,990
Change in fair value of interest rate hedge instruments	677,936	6,073,558	766,174
Bad debt expense	8,567	10,811	—
Changes in assets and liabilities:
Accounts receivable	(26,394)	1,309,885	(1,654,892)
Prepaid expenses and other current assets	10,694	(16,893)	(269,705)
Accounts payable and accrued expenses	(186,755)	(203,421)	1,998,847
Payable to affiliates — net	(2,313,312)	(3,255,236)	5,729,239
Deferred revenue	(55,726)	1,882,833	619,717
Security and reservation deposits	(116,950)	(90,160)	417,941
Accrued Interest	1,734,005	—	—

Net cash (used in) provided by operating activities	(3,921,799)	48,321	7,849,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(100,044)	(1,066,312)	(444,885)
Investment in property and equipment	(958,681)	(1,160,931)	(145,052,007)
Investment in resident lease intangible	—	—	(6,156,828)

Net cash used in investing activities	(1,058,725)	(2,227,243)	(151,653,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(22,344)	—	(6,260,831)
Payment on long-term debt	(2,072,046)	(2,142,465)	(413,279)
Contributions	—	1,500,000	156,018,135
Funding on long-term loan from affiliates	6,189,666	—	—

Net cash provided by (used in) financing activities	4,095,276	(642,465)	149,344,025

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(885,248)	(2,821,387)	5,540,034
CASH AND CASH EQUIVALENTS — Beginning of year	2,718,647	5,540,034	—

CASH AND CASH EQUIVALENTS — End of year	$1,833,399	$2,718,647	$5,540,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION —
Long-term debt assumed upon purchase of real estate	$—	$—	$133,955,485
Long-term debt acquired upon purchase of real estate	—	—	170,000,000
Non-cash capital contribution	—	500,000	—
Non-cash change in swap valuation	9,449,864	—	—

	$9,449,864	$500,000	$303,955,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid for interest	$20,796,415	$20,478,433	$4,853,648

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION
     Sunrise Aston Gardens Venture, LLC, (the “Company”) was formed on June 27, 2006 as a limited liability company under the laws of the state of Delaware. The Company began operations on September 25, 2006. The Company shall terminate in 2021, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to that date. The Company was funded by a capital contribution of approximately $39 million from Sunrise Senior Living Investments, Inc. (“SSLII”), which is a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), and a capital contribution of approximately $117 million from General Electric Credit Corporation of Tennessee (“GECCT”), a wholly owned subsidiary of General Electric Healthcare Financial Services (“GEHFS”), an affiliate of GE, (collectively, with SSLII, the “Members”), with the balance funded through financing obtained or assumed by the Company. SSLII holds a 25% ownership interest in the Company; GECCT holds a 75% ownership interest in the Company. SSLII is the managing member.
     The amended and restated limited liability agreement effective August 25, 2006, amended December 19, 2008, (the “LLC Agreement”) details the commitments of the members and provides the procedures for the return of capital to the members. All net cash flow from operations and capital proceeds is to be distributed to the members as specified in the LLC Agreement. Contributions are made in proportion to the percentage interests of the member at the time of request. Net income is allocated to the members in proportion to the percentage interests of the members. SSLI provides an operating deficit guarantee. Funding under the operating deficit guarantee was $6,189,666 and $0 as of December 31, 2008 (unaudited) and 2007, respectively.
     On July 19, 2006, the Company formed six wholly owned subsidiaries (the “Operator Entities”) that were organized to own and operate independent and assisted senior living facilities (the “Facilities”) which provide services to seniors:

Operator Entity	Location
Sunrise AG Pelican Pointe, LLC	Venice, Florida
Sunrise AG Tampa Bay, LLC	Tampa, Florida
Sunrise AG Parkland Commons, LLC	Parkland, Florida
Sunrise AG Pelican Marsh, LLC	Naples, Florida
Sunrise AG Sun City Center, LLC	Sun City Center, Florida
Sunrise AG Courtyards, LLC	Sun City Center, Florida
     Assisted living services provide a residence, meals and nonmedical assistance to elderly residents for a monthly fee. These services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.
     The Facilities are managed by an affiliate of SSLII (see Note 4).

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Accounting — The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the consolidated accounts of Sunrise Aston Gardens Venture, LLC, and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions.
     The accompanying consolidated financial statements and related footnotes as of and for the year ended December 31, 2008 and for the period June 27, 2006 (Inception) through December 31, 2006 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2007 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the year ended December 31, 2008 and for the period June 27, 2006 (Inception) through December 31, 2006.
      Consideration of Going Concern — The accompanying consolidated financial statements have been prepared on the basis of Sunrise Aston Gardens Venture, LLC continuing as a going concern. The Facilities have been negatively impacted by adverse economic conditions in Florida during 2007, 2008 and continuing into 2009. The Company had been unable to meet the required debt service coverage ratios for the loan agreement with HSH Nordbank AG (“HSH-Nordbank”) during 2007. As a result, at December 31, 2007, the Company was in default of certain financial covenants with the HSH-Nordbank loan agreement, which has an outstanding balance of $170,000,000 (see Note 6). The Company remained in default through December 22, 2008. At December 31, 2008, the Company was in compliance with the required debt service, occupancy and other financial covenants for all loan agreements.
     In December 2008, GECCT, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was severed into two separate tranches. The Tranche A note (“Tranche A”) continues to be held by HSH-Nordbank in the amount of $143,750,000 with a variable interest rate of LIBOR plus 1.95% per annum. GE HFS purchased the Tranche B note (“Tranche B”) in the amount of $26,250,000. Tranche B is subordinated to Tranche A and carries an interest rate of 10% per annum. The execution of this agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.
     GECCT intends to hold its investment in the Company through at least December 31, 2017. Additionally, GECCT intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GECCT intends to accomplish this refinancing either through a third party lender or by a GECCT affiliate acting as a lender.
     As a result, the consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainity about the Company’s ability to continue as a going concern.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the useful lives of assets, impairment of long lived assets, recoverable amounts of receivables, amortization periods of deferred costs, and the fair value of financial instruments, including derivatives. Actual results could differ from those estimates.
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
     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The Company determined fair values using various commonly used methods including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. No impairment charge was recorded in 2008 (unaudited) or 2007.
     In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 141, Business Combinations, upon acquisition of the Facilities, the Company allocated the total purchase price of $455,161,750, to identifiable tangible and intangible assets based upon their relative fair values. The Company determined fair values using various commonly used methods including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. The purchase price was allocated to land, building and improvements, furniture and equipment, inventory, and residential leasing intangible assets. The fair value of land was based upon relevant and recent comparable sales. The fair value of land improvements and building and improvements was based upon replacement cost as if the building were vacant.
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
     Residential Leasing Intangible Assets — The fair value of above and below market leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the acquired

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
leases and management’s estimate of the market lease rates measured over a period equal to the remaining terms of the leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The foregone value associated with acquiring a built-in expense reimbursement revenue stream on a leased building is based on assessments of common expenses, real estate taxes, insurance, and other operating expenses during the estimated time required to lease up the building from vacant to the occupancy level at the date of acquisition. The Company allocated $6,156,828 of the purchase price to residential leasing intangible assets at acquisition, including $7,495,598 allocated to in-place leases and a net value of ($1,338,770) allocated to above and below market leases.
     The fair value of above and below market leases and the origination value of in-place leases are reflected as residential leasing intangible assets on the accompanying consolidated balance sheets. Residential leasing intangible assets are being amortized under the straight-line method over their respective estimated useful lives. Above and below market leases are amortized over a period of one year, based on the weighted-average remaining terms of the respective leases. For the year ended December 31, 2007 and for the period June 27, 2006 (Inception) through December 31, 2006, the net amortization charge of above and below market leases was ($1,004,078) and ($334,692) (unaudited), respectively, which is reflected as an increase in resident fees on the accompanying consolidated statements of operations. Above and below market leases have been fully amortized as of December 31, 2007. In-place leases are amortized over a period of two years, based on management’s estimate of the average length of stay. For the years ended December 31, 2008 (unaudited) and 2007 and for the period June 27, 2006 (Inception) through December 31, 2006 (unaudited), amortization of in-place leases was $2,810,853 (unaudited), $3,747,798 and $936,947 (unaudited), which has been included in depreciation and amortization expense in the accompanying consolidated statements of operations. Residential leasing intangible assets have been fully amortized as of December 31, 2008.
     Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the years ended December 31, 2008, 2007 and for the period June 27, 2006 (Inception) through December 31, 2006 was $1,123,230 (unaudited), $1,120,973 and $280,244 (unaudited), respectively.
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
     The Company’s derivative instruments consist of an interest rate swap and an interest rate cap that it has entered into to manage its exposure to interest rate risk. For the period June 27, 2006 (Inception) through December 31, 2006 (unaudited) and for the year ended December 31, 2007 and the nine months ended September 30, 2008 (unaudited), the Company’s interest rate instruments did not qualify for hedge accounting treatment in accordance with FASB Statement No. 133 and, as a result, changes in the fair value of the swap of $677,936 (unaudited), $6,073,558 and $766,174 (unaudited) are recorded in net loss for the years ended December 31, 2008 and 2007 and for the period June 27, 2006 (Inception) through December 31, 2006, respectively. Beginning October 1, the Company’s interest rate swap contract qualified for hedge accounting treatment in accordance with FASB Statement No. 133, and therefore, the Company recorded the change in the fair market value of the swap of $8,771,928 (unaudited) as an adjustment to accumulated other comprehensive loss in the accompanying financial statements. The total derivative liability recorded on the consolidated balance sheets is $16,289,596 (unaudited) and $6,839,732 as of December 31, 2008 and 2007.
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
Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, are carried at amounts which reasonably approximate their fair values because of the short term maturity of these investments.
3.	FAIR VALUE MEASUREMENTS
     The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of FASB Statement 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are not measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value to the nonfinancial assets and liabilities did not indicate impairment. The Company elected to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.
4.	TRANSACTIONS WITH AFFILIATES
     The Facilities have entered into management agreements with Sunrise Senior Living Management, Inc. (“SSLMI”), a wholly owned subsidiary of SSLI, to manage each of the Facilities. The agreements have terms of 20 years, beginning on September 25, 2006, and provide for management fees to be paid monthly based on a percentage of the Facilities’ gross revenues. Total management fees incurred were $4,063,301 (unaudited), $3,729,740 and $880,795 (unaudited) in 2008, 2007 and 2006, respectively.
     The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $35,925,000 (unaudited), $39,628,950 and $5,046,189 (unaudited) in 2008, 2007 and 2006, respectively.
     The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $3,095,168 (unaudited) in 2008 and $2,692,281 in 2007. Refunds of liability premiums of $177,902 (unaudited) and $188,072 were given in 2008 and 2007, respectively.
     The Company had receivables from SSLI of $339,309 (unaudited) and payables to SSLI of $1,974,003 at December 31, 2008 and 2007, respectively. These transactions are subject to the right of offset wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented net as payable to affiliates, net on the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5.	CONCENTRATIONS OF CREDIT RISK
     The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at December 31, 2008 (unaudited) and 2007 was 100% private pay.
6.	NOTES PAYABLE
     As part of the purchase of the Facilities on September 25, 2006, the Company assumed loans for four of the Facilities in the aggregate amount of $133,955,485 and obtained new debt of $170 million for two of the Facilities. Notes payable consists of the following at December 31, 2008 (unaudited) and 2007:
     On September 25, 2006, the Company assumed notes payable of $26,296,181 for the Courtyards property in the original loan amount of $26,975,000 payable to Capmark Financial, Inc. (“Capmark”). The notes are secured by a deed of trust on the facility, bear interest at fixed rates of 5.81% and 6.19% per annum, require monthly principal and interest payments, and mature on January 1, 2015.
     On September 25, 2006, the Company assumed a note payable of $23,500,000 for the Sun City property, in the original amount of $24,966,000 payable to Capmark. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.24% per annum, due in monthly installments of interest only through November 2006, with monthly installments of principal and interest thereafter, with the remaining balance of the note maturing on November 1, 2015.
     On September 25, 2006, the Company assumed notes payable of $34,572,673 for the Tampa Bay property, in the original amount of $34,900,000 payable to Capmark. The notes are secured by a deed of trust on the facility, bears interest at fixed rates of 5.61% and 5.83% per annum, requires monthly principal and interest payments, and matures on July 1, 2015.
     On September 25, 2006, the Company assumed a note payable of $49,586,631 for the Pelican Pointe property, in the original amount of $50,000,000 payable to Key Bank. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.11% per annum, requires monthly principal and interest payments, and matures on December 1, 2015.
     On September 25, 2006, the Company entered into a note payable of $170,000,000 for the Parkland Commons and Pelican Marsh properties payable to HSH-Nordbank. The note is secured by a deed of trust on both facilities, bears interest at one-month LIBOR plus 1.95%, due in monthly installments of interest only through September 2010 and monthly installments of principal and interest thereafter, with the remaining balance of the note maturing September 25, 2011. The one-month LIBOR rate as of December 31, 2008 and 2007 was 0.44% (unaudited) and 4.60%, respectively. Additionally, the terms of the loan agreement include restrictions related to sale of the Courtyards facility, Sun City Center facility, Tampa Bay facility and Pelican Pointe facility.
     In December 2008, GECCT, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was bifurcated into two separate tranches. The Tranche A note (“Tranche A”) continues to be held by HSH-Nordbank in the amount of $143,750,000 with a variable interest rate of LIBOR plus 1.95% per annum. GECCT purchase the Tranche B note (“Tranche B”) in the amount of $26,250,000. Tranche B is subordinated to Tranche A and carries an interest rate of 10% per annum. The execution of this agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Principal maturities of long-term debt as of December 31, 2008 (unaudited) are as follows:

2009	$2,404,846
2010	3,178,768
2011	172,087,749
2012	2,859,707
2013	3,058,235
Thereafter	115,738,390

$299,327,695

     The Company is subject to certain debt service, occupancy, and other financial covenants pursuant to the note agreements. On December 31, 2006 (unaudited), December 31, 2007 and March 31, 2008, the Company failed to meet certain financial covenants with HSH-Nordbank. A failure to achieve a coverage ratio of at least 1.05:1 constitutes an event of default. Upon an event of default, the lender has remedies ranging from a written waiver of default to requiring the setting up of a lockbox on cash receipts, and acceleration of the debt obligation. As of March 2008, the Company has implemented an excess cash sweep to escrow accounts held by HSH-Nordbank in accordance with provisions of the loan documents. Also, SSLMI has agreed to subordinate 2% of management fees to be paid into the escrow accounts. In June 2008, HSH-Nordbank issued a notice of an event of default due to the failure of the Company to maintain the required debt service coverage ratio. As a result of this event of default, the Company immediately began accruing interest on the loan at the default rate as defined in the loan agreement, which is 3.5% higher than the LIBOR plus 1.95% previously charged. Additionally, the default notice also required a principal payment be made on the loan no later than July 31, 2008, in an amount sufficient to achieve compliance with the debt service ratio requirement. As described above, the execution of the agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank.
     GECCT intends to hold its investment in the Company through at least December 1, 2017. Additionally, GECCT intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GECCT intends to accomplish this refinancing either through a third party lender or by a GECCT affiliate acting as lender.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The HSH-Nordbank debt referred to above is guaranteed by the Company through a payment guaranty agreement between the Company and HSH-Nordbank. Additionally, SSLI has executed a guaranty of non-recourse obligations agreement and an operating deficit agreement with HSH-Nordbank. The balance due on the guaranty under this provision was $6,189,666 (unaudited) and $0 as of December 31, 2008 and 2007, respectively. In the event certain condition occur (i.e. borrower files for bankruptcy) as described in the agreement, the non-recourse obligation agreement unconditionally guarantees SSLI’s payment and performance on the HSH-Nordbank debt up to SSLII’s 25% ownership interest in the Company.
     The fair value of the Company’s notes payable has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. For the debt on the HSH-Nordbank properties of Parkland Commons and Pelican Marsh, which is LIBOR based, the estimated fair value of this debt approximated its carrying value of $170,000,000 at December 31, 2008 (unaudited) and 2007. Per FASB No. 157, the Company has applied Level 2 type inputs to the Company’s remaining fixed rate notes payables, and determined that notes payables with carrying values of $129,327,695 (unaudited) and $131,399,741 at December 31, 2008 and 2007, respectively, had fair values of $125,778,626 (unaudited) and $129,717,926, respectively.
     On September 26, 2006, the Company entered into an interest rate swap agreement with HSH-Nordbank. The interest rate swap pays interest at a fixed rate of 5.075% in exchange for interest based on LIBOR, in order to eliminate the variability of cash flows in interest payments associated with the $170 million mortgage payable, the source of which is due to changes in LIBOR. The fair market value of the interest rate swap at December 31, 2008 and 2007, was a liability of $16,289,596 (unaudited) and $6,839,732, respectively, and is included in the derivative liability on the consolidated balance sheets.
     The Company utilizes this interest-rate related derivative instrument (interest rate swap) to manage its exposure on its debt instrument. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.
     FASB No. 157 requires that nonperformance risk be considered in measuring the fair value of assets and liabilities. For Derivatives, nonperformance risk refers to the risk that one of the parties to a derivative transaction will be unable to perform under the contractual terms of that derivative, such as the risk that one party will be unable to make cash payments at periodic net settlement dates or upon termination. The Company has considered the counterparty’s credit risk as well as the effect of its own credit standing in determining the fair value of its interest rate swap agreement. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
7.	CONTINGENCIES
     The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     In August 2006, a plaintiff filed suit against SSLI, claiming it was entitled to broker commissions in connection with the purchase of the Facilities. SSLI’s request to dismiss this claim was granted and the plaintiff filed an amended complaint in 2007. Pursuant to the Company’s LLC Agreement, the Company is obligated to reimburse SSLI and GECCT up to a maximum of $2,666,667 in connection with this litigation. As of November 16, 2007, the plaintiff and SSLI executed a settlement agreement whereby SSLI agreed to pay the plaintiff a total of $2 million in exchange for dismissal of any claims with each party being responsible for their own legal costs. The $2 million was paid to the plaintiff in December 2007 through a $2 million capital contribution from SSLII and GECCT in proportion to their respective ownership percentages. SSLII’s contribution of $500,000 was reflected as a reduction of the payables to affiliate, net, balance in the consolidated balance sheets. Additionally, the Company has incurred a total of $906,353 in legal costs associated with this suit. In accordance with the Company’s LLC Agreement, SSLII and GECCT are obligated to contribute capital totaling $666,667 in proportion to their respective ownership percentages. Per the LLC Agreement, the remaining amount of legal costs totaling $239,686 is the responsibility of SSLI and is included as a receivable from SSLI in the payables to affiliates, net, balance in the consolidated balance sheet as of December 31, 2007. This amount was paid in 2008. A total of $2,666,667 representing settlement and legal costs is included in general and administrative expenses in the consolidated statement of operations in 2007. There were no additional costs related to this settlement incurred in 2008.
8. NEW ACCOUNTING PRONOUNCEMENTS
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
      In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133 (“FASB No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to FASB No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of FASB No. 161 to have a material impact on the Company’s financial statements.

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
/s/ Beers & Cutler PLLC
Vienna, Virginia
July 28, 2008

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Real Estate, net	$118,777,796	$120,940,028
Other Assets
Cash and cash equivalents	3,224,177	2,156,679
Accounts receivable, less allowance for doubtful accounts of $462,591 and $453,319, respectively	844,433	964,924
Due from affiliates, net	—	335,603
Other assets	299,601	98,878
Restricted cash	555,698	663,165
Deferred financing costs, less accumulated amortization of $2,267,963 and $1,670,886, respectively	2,691,058	3,288,135

Total other assets	7,614,967	7,507,384

Total assets	$126,392,763	$128,447,412

LIABILITIES AND MEMBERS’ DEFICIT
Mortgages Payable	$169,212,741	$172,184,680
Other Liabilities
Accounts payable and accrued expenses	3,622,712	3,161,632
Deferred revenue	2,845,865	2,817,290
Due to affiliates, net	1,635,096	—
Deferred rent	1,660,554	1,421,489

Total other liabilities	9,764,227	7,400,411

Total liabilities	178,976,968	179,585,091

Members’ Deficit	(52,584,205)	(51,137,679)

Total liabilities and members’ deficit	$126,392,763	$128,447,412

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Unaudited)	(Unaudited)
Operating Revenue	$58,526,054	$57,847,414	$58,308,339
Operating expenses
Labor	22,235,110	21,333,957	20,672,041
Food	2,681,658	2,442,164	2,379,689
General and administrative	6,842,822	6,823,926	7,357,504
Insurance	1,906,512	1,879,108	2,148,863
Utilities	1,897,666	1,733,849	1,901,748
Repair and maintenance	2,024,205	1,886,579	2,036,785
Management fees	3,498,192	3,462,404	3,911,592
Depreciation	3,809,751	3,991,506	3,849,154
Lease expense	411,510	414,592	409,294

Total operating expenses	45,307,426	43,968,085	44,666,670

Income from Operations	13,218,628	13,879,329	13,641,669
Other (expense) income
Interest income	33,331	187,126	150,191
Interest expense	(10,976,110)	(11,143,048)	(14,510,145)

Total other expense	(10,942,779)	(10,955,922)	(14,359,954)

Net income (loss)	$2,275,849	$2,923,407	$(718,285)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years Ended December 31, 2008, 2007 and 2006

Balance, January 1, 2006	$(3,708,599)
Distributions	(44,613,333)
Net Loss	(718,285)

Balance, December 31, 2006	(49,040,217)
Distributions (unaudited)	(5,020,869)
Net Income (unaudited)	2,923,407

Balance, December 31, 2007 (unaudited)	(51,137,679)
Distributions (unaudited)	(3,722,375)
Net Income (unaudited)	2,275,849

Balance, December 31, 2008 (unaudited)	$(52,584,205)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE FIRST ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$2,275,849	$2,923,407	$(718,285)
Reconciling adjustments:
Provision for (recovery of) bad debts	9,272	(124,610)	210,741
Depreciation	3,809,751	3,991,506	3,849,154
Amortization of financing costs	597,077	590,620	757,512
Changes in:
Accounts receivable	111,219	284,756	(268,861)
Other assets	(200,723)	55,258	290,614
Accounts payable and accrued expenses	461,080	290,274	958,976
Due from/to affiliates	1,970,699	1,325,012	(2,299,973)
Deferred revenue	28,575	450,001	63,958
Deferred rent	239,065	196,363	280,314

Net cash provided by operating activities	9,301,864	9,982,587	3,124,150

Cash flows from investing activities
Increase (decrease) in restricted cash	107,467	(29,152)	1,064,600
Investment in property and equipment	(1,647,519)	(1,661,166)	(856,456)

Net cash (used in) provided by investing activities	(1,540,052)	(1,690,318)	208,144

Cash flows from financing activities
Financing costs refunded (paid)	—	8,493	(3,564,619)
Borrowing of long-term debt	—	—	175,977,070
Repayments of long-term debt	(2,971,939)	(3,069,371)	(129,114,479)
Repayments of note payable to affiliate	—	—	(2,576,062)
Distributions to members	(3,722,375)	(5,020,869)	(44,613,333)

Net cash used in financing activities	(6,694,314)	(8,081,747)	(3,891,423)

Net increase (decrease) in cash and cash equivalents	1,067,498	210,522	(559,129)
Cash and cash equivalents, beginning of year	2,156,679	1,946,157	2,505,286

Cash and cash equivalents, end of year	$3,224,177	$2,156,679	$1,946,157

Supplemental disclosure of cash flow information
Cash paid for interest	$9,511,923	$10,546,056	$13,504,120

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise First Assisted Living Holdings, LLC
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
     On September 13, 2006, USALF sold its 80 percent interest in the Company to SZR US Investments, Inc., a subsidiary of Sunrise Senior Living Investment Trust (Sunrise REIT), a public entity traded on the Toronto Stock Exchange. The Sunrise REIT had a strategic alliance with SSLII. In connection with the membership interest sale to SZR US Investments, Inc., the SPVs were terminated and the Facilities were reorganized into twelve wholly-owned subsidiaries.
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
     The consolidated financial statements for the years ended December 31, 2008 and 2007 are unaudited and include all normal reoccurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2008 and 2007. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and method of application as the 2006 audited consolidated financial statements.
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
     Real Estate — Real estate is recorded at cost, or if an impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Land is not depreciated. Real estate is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated at the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded for the years ended December 31, 2008, 2007 and 2006.
     Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $597,077, $590,620 and $757,512 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in interest expense on the accompanying consolidated statements of operations.
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
     Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $644,111, $743,745 and $648,325 were recognized for the for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.
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
Note 3— Real Estate
     Real estate consists of the following at December 31, 2008 and 2007:

	Asset Lives	2008	2007
		(Unaudited)	(Unaudited)
Land and land improvements	10-15 years	$27,863,110	$27,696,898
Building and building improvements	40 years	105,128,848	103,978,777
Furniture and equipment	3-10 years	11,042,546	10,711,310

		144,034,504	142,386,985
Less accumulated depreciation		(25,256,708)	(21,446,957)

		$118,777,796	$120,940,028

Note 4— Affiliate Transactions
     Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006 and concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2008, 2007 and 2006 were $3,498,192, $3,462,404 and $3,911,592, respectively.
     The agreements also provided for the reimbursement of direct labor costs incurred which during the years ended December 31, 2008, 2007 and 2006 were $22,235,110, $21,333,957 and $20,672,041, respectively.
     The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $400 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2008 and 2007, there was $0 in this reserve.
     The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $1,907,000, $1,879,000 and $2,149,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.
     The Company had a net (payable to) receivable from its affiliates consisting of the following as of December 31, 2008 and 2007:

	2008	2007
	(unaudited)	(unaudited)
(Payable to) receivable from:
SSLI and its subsidiaries	$(1,635,096)	$335,603

     The net (payable to) receivable from SSLI and its subsidiaries at December 31, 2008 and 2007 relates to management services, net of advances.
Note 5— Mortgage Notes Payable
     During 2002, the Company assumed loans for eight of the Facilities in the amount of $96.7 million from SSLI. Additionally, the Company obtained new debt of $30 million for four of the Facilities. On September 13, 2006, the loans were refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to repay the note payable to affiliate, pay the related transaction costs, and fund distributions to members. Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2016. The notes bear interest at 6.05 percent	48,954,523	49,842,557
Notes payable to a finance institution, due in monthly installments, with the remaining balance of the notes maturing October 1, 2013. The notes bear interest at 5.99 percent	120,258,218	122,342,123

Long-term debt	$169,212,741	$172,184,680

     Principal maturities of long-term debt as of December 31, 2008 are as follows:

Year ending December 31, 2009	$3,445,251
2010	3,660,159
2011	3,888,474
2012	4,111,508
2013	110,953,471
Thereafter	43,153,878

$169,212,741

     Fixed rate debt with an aggregate carrying value of $169,212,741 and $172,184,680 as of December 31, 2008 and 2007, respectively, has an estimated aggregate fair value of $190,956,589 and $170,589,397, respectively.
Note 6— Fair Value of Financial Instruments
     The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.
     Cash equivalents, accounts receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts that approximate their fair values due to the short-term maturities of these financial instruments.
Note 7— Members’ Capital
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
     There were no accrued distributions at December 31, 2008 and 2007.
Note 8 — Commitments
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
     Future minimum lease payments as of December 31, 2008 are as follows:

Year ending December 31, 2009	$165,000
2010	173,250
2011	181,500
2012	181,500
2013	181,500
Thereafter	35,325,255

$36,208,005

Note 9 — Contingencies
     The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.
     The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages of Sunrise Second Assisted Living Holdings, LLC (Sunrise Second). The outstanding balances on the mortgages of Sunrise Second totaled $163,757,613 at December 31, 2008.
Note 10 — New Accounting Pronouncements
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. FASB Statement No. 159 permits companies to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 was effective for the Partnership on January 1, 2008.

The Partnership did not elect the fair value option for any of its existing financial instruments on the effective date and has determined that it will not elect this option for any eligible financial instruments it acquires in the future.
     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of FASB Statement 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Partnership is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are not measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value of the nonfinancial assets and liabilities did not indicate impairment. The Partnership elects to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.

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
/s/ Beers & Cutler PLLC
Vienna, Virginia

July 28, 2008

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Real Estate, net	$113,890,378	$116,089,085
Other Assets
Cash and cash equivalents	3,640,789	3,468,337
Accounts receivable, less allowance for doubtful accounts of $304,602 and $182,406, respectively	658,834	665,602
Due from affiliates, net	—	531,219
Other assets	37,967	15
Prepaid rent	2,149,014	2,174,755
Deferred financing costs, less accumulated amortization of $1,616,205 and $1,167,926, respectively	3,474,168	3,922,447

Total other assets	9,960,772	10,762,375

Total assets	$123,851,150	$126,851,460

LIABILITIES AND MEMBERS’ DEFICIT
Mortgages Payable	$163,757,613	$166,728,174
Other Liabilities
Accounts payable and accrued expenses	3,024,725	3,039,355
Due to affiliates, net	1,407,581	—
Deferred revenue	2,919,391	3,271,406

Total other liabilities	7,351,697	6,310,761

Total liabilities	171,109,310	173,038,935

Members’ Deficit	(47,258,160)	(46,187,475)

Total liabilities and members’ deficit	$123,851,150	$126,851,460

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Unaudited)	(Unaudited)
Operating Revenue	$63,689,985	$61,838,255	$58,683,362
Operating expenses
Labor	23,780,786	22,920,882	21,444,384
Food	2,801,155	2,503,202	2,442,275
General and administrative	5,848,138	5,686,159	5,472,770
Insurance	1,824,550	1,877,288	1,837,703
Utilities	2,364,036	2,054,908	2,118,585
Repair and maintenance	2,173,753	1,923,713	1,692,775
Management fees	3,808,000	3,714,168	3,808,151
Depreciation	3,666,152	3,674,177	3,968,698

Total operating expenses	46,266,570	44,354,497	42,785,341

Income from Operations	17,423,415	17,483,758	15,898,021
Other (expense) income
Interest income	37,657	196,052	167,624
Interest expense	(10,446,225)	(10,582,682)	(8,992,769)

Total other expense	(10,408,568)	(10,386,630)	(8,825,145)

Net income	$7,014,847	$7,097,128	$7,072,876

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years Ended December 31, 2008, 2007 and 2006

Balance, January 1, 2006	$8,102,172
Distributions	(60,474,075)
Net Income	7,072,876

Balance, December 31, 2006	(45,299,027)
Contributions (unaudited)	227,712
Distributions (unaudited)	(8,213,288)
Net Income (unaudited)	7,097,128

Balance December 31, 2007 (unaudited)	(46,187,475)
Contributions (unaudited)	228,454
Distributions (unaudited)	(8,313,986)
Net Income (unaudited)	7,014,847

Balance December 31, 2008 (unaudited)	$(47,258,160)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SECOND ASSISTED LIVING HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,014,847	$7,097,128	$7,072,876
Reconciling adjustments:
Provision for bad debts	122,365	202,006	27,710
Depreciation	3,666,152	3,674,177	3,968,698
Amortization of prepaid rent	—	—	27,941
Amortization of financing costs	448,279	448,170	315,148
Changes in:
Accounts receivable	(115,597)	292,182	(259,610)
Insurance claims receivable	—	—	51,386
Other assets	(12,211)	70,740	210,001
Accounts payable and accrued expenses	(14,630)	379,220	31,934
Due to (from) affiliates	1,938,800	(1,538,542)	1,688,996
Deferred revenue	(352,015)	926,579	190,456
Deferred rent	—	—	(457,325)

Net cash provided by operating activities	12,695,990	11,551,660	12,868,211

Cash flows from investing activities
Increase in restricted cash	—	—	851,913
Investment in property and equipment	(1,467,445)	(1,764,860)	(527,876)

Net cash (used in) provided by investing activities	(1,467,445)	(1,764,860)	324,037

Cash flows from financing activities
Financing costs refunded (paid)	—	3,336	(4,227,644)
Borrowing of long-term debt	—	—	170,523,000
Repayments of long-term debt	(2,970,561)	(3,058,587)	(124,470,089)
Contributions from members	228,454	227,712	—
Distributions to members	(8,313,986)	(8,213,288)	(52,329,245)

Net cash used in financing activities	(11,056,093)	(11,040,827)	(10,503,978)

Net increase (decrease) in cash and cash equivalents	172,452	(1,254,027)	2,688,270
Cash and cash equivalents, beginning of year	3,468,337	4,722,364	2,034,094

Cash and cash equivalents, end of year	$3,640,789	$3,468,337	$4,722,364

Supplemental disclosure of cash flow information
Cash paid for interest	$9,172,337	$10,188,449	$8,994,268

Non-cash financing activities
Distribution of property	$—	$—	$8,144,830

The accompanying notes are an integral part of these consolidated financial statements.

Sunrise Second Assisted Living Holdings, LLC
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
     On September 13, 2006, USALF sold its 80 percent interest in the Company to SZR US Investments, Inc., a subsidiary of Sunrise Senior Living Real Estate Investment Trust (Sunrise REIT), a public entity traded on the Toronto Stock Exchange. The Sunrise REIT had a strategic alliance with SSLII. Prior to the closing of the sale, the Company transferred the facility near New Orleans, Louisiana (the Bayou St. John Facility) to SSLII (see Note 10). In connection with the membership interest sale to SZR US Investments, Inc., the SPVs were terminated and the Facilities were reorganized into twelve wholly-owned subsidiaries.
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
     The consolidated financial statements for the years ended December 31, 2008 and 2007 are unaudited and include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years ended December 31, 2008 and 2007. In the opinion of management, these unaudited consolidated financial statements follow the same accounting policies and methods of application as the 2006 audited consolidated financial statements.
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
     Real Estate — Real estate is recorded at cost, or if an impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Land is not depreciated. Real estate is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. No impairment losses were recorded for the years ended December 31, 2008, 2007 and 2006.
     Deferred Financing Costs — Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest cost over the remaining term of the financing on a straight-line basis, which approximates the effective interest method. Amortization expense was $448,279, $448,170 and $315,148 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included as interest expense in the consolidated statements of operations.
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
     Advertising Costs — All advertising costs are expensed as incurred. Advertising costs of $566,361, $652,639 and $668,280 were recognized for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.
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
Note 3— Real Estate
     Real estate consists of the following at December 31, 2008 and 2007:

	Asset Lives	2008	2007
		(Unaudited)	(Unaudited)
Land and land improvements	10-15 years	$21,599,709	$21,566,550
Building and building improvements	40 years	102,992,209	102,079,276
Furniture and equipment	3-10 years	11,371,906	10,850,553

		135,963,824	134,496,379
Less accumulated depreciation		(22,073,446)	(18,407,294)

		$113,890,378	$116,089,085

Note 4— Affiliate Transactions
     Management Services — The Facilities had management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLI, to manage each of the Facilities. The agreements had terms of 25 years, beginning on March 22, 2002, and provided for management fees to be paid monthly based on a percentage of the Facility’s gross operating revenues (as defined in the agreements). On September 13, 2006, concurrent with the sale of USALF’s interest to SZR US Investments, Inc., the Facilities entered into new management agreements with SSLMI under similar terms as the original management agreements and extended through September 30, 2036. Total management fees incurred during the years ended December 31, 2008, 2007 and 2006 were $3,808,000, $3,714,168 and $3,808,151, respectively.

     The agreements also provided for the reimbursement to SSLMI of all direct labor costs which during the years ended December 31, 2008, 2007 and 2006 were $23,780,786, $22,920,882 and $21,444,384, respectively.
     The original management agreements for the Facilities required SSLMI to set aside from Facility operations a reserve account to cover the cost of certain fixed asset additions, repairs and maintenance. SSLMI was required to transfer funds of $550 per unit each year into this reserve account originally established by the members in the formation of the Company. The management agreements entered into on September 13, 2006 do not require reserves. As of December 31, 2008 and 2007, there was $0 in this reserve.
     The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., a multi-provider captive insurance company and a subsidiary of SSLI. For the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $1,825,000, $1,877,000 and $1,838,000 in insurance expense, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.
     The Company had a net (payable to) receivable from its affiliates consisting of the following as of December 31, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
(Payable to) receivable from :
SSLI and its subsidiaries	$(1,407,581)	$531,219

     The net (payable to) receivable from SSLI and its subsidiaries at December 31, 2008 and 2007 relates to management services, net of advances.
Note 5— Mortgages Payable
     On September 13, 2006, mortgage debt was refinanced upon closing of the sale of USALF’s interest to SZR US Investments, Inc. The excess loan proceeds were used to pay the related transaction costs and fund distributions to members. The mortgages bear interest at an annual rate of 6.05 percent, are due in monthly installments and mature October 1, 2016. The amounts outstanding under the mortgages at December 31, 2008 and 2007 totaled $163,757,613 and $166,728,174, respectively.
     Principal maturities of long-term debt as of December 31, 2008 are as follows:

Year ending December 31, 2009	$3,433,637
2010	3,647,230
2011	3,874,110
2012	4,115,104
2013	4,371,088
Thereafter	144,316,444

$163,757,613

     Fixed rate debt with an aggregate carrying value of $163,757,613 and $166,728,174 as of December 31, 2008 and 2007, respectively, has an estimated aggregate fair value of $185,124,611 and $164,670,961, respectively.
Note 6— Fair Value of Financial Instruments
     The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the reasonableness of fair value amounts, other’s estimates of fair value may differ from amounts presented herein.
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
     There were no accrued distributions at December 31, 2008 and 2007.
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
     The mortgages described in Note 5 are cross-collateralized and cross-defaulted with one another and with the mortgages payable of Sunrise First Assisted Living Holdings, LLC (Sunrise First). The outstanding balances on the mortgages of Sunrise First total $169,212,741 at December 31, 2008.
Note 10 — Bayou St. John Facility
     On August 29, 2005, major flooding occurred in the Bayou St. John Facility as a result of Hurricane Katrina. The Bayou St. John Facility incurred extensive exterior wind damage and interior flooding. No injuries or property loss to residents or employees were reported to management.
     On September 13, 2006, USALF assigned and relinquished all right, title and interest to the Bayou St. John Facility to SSLII and any and all insurance proceeds received in relation to the facility as a result of damage from Hurricane Katrina in exchange for $1,875,000. This amount represents 100 percent of the gross insurance proceeds held in escrow at June 30, 2006 and released as of the date of this transaction. Effective September 13, 2006, the Company no longer has a direct ownership interest in the Bayou St. John Facility. Accordingly, the Company distributed the net assets of the facility to SSLII and $1,875,000 was distributed to USALF.
Note 11 — New Accounting Pronouncements
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. FASB Statement No. 159 permits companies to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 was effective for the Partnership on January 1, 2008. The Partnership did not elect the fair value option for any of its existing financial instruments on the effective date and has determined that it will not elect this option for any eligible financial instruments it acquires in the future.

     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of FASB Statement 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Partnership is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are not measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value of the nonfinancial assets and liabilities did not indicate impairment. The Partnership elects to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.

Reznick Group, P.C. 2002 Summit Boulevard Suite 1000 Atlanta, GA 30319-1470	Tel: (404) 847-9447 Fax: (404) 847-9495 www.reznickgroup.com
INDEPENDENT AUDITORS’ REPORT
To the Members
Sunrise IV Senior Living Holdings, LLC
          We have audited the accompanying consolidated statements of operations, changes in members’ capital, and cash flows of Sunrise IV Senior Living Holdings, LLC for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sunrise IV Senior Living Holdings, LLC for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 in the consolidated financial statements, the Company failed its debt service coverage ratio requirement for each quarter ended in 2008, and does not have sufficient operating cash to support its debt service requirements. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Reznick Group, P.C.
Atlanta, Georgia
November 10, 2008
Atlanta ■ Baltimore ■ Bethesda ■ Charlotte ■ Chicago ■ Los Angeles ■ Sacramento ■ Tysons Corner

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED BALANCE SHEETS
As of December 31

	2008	2007
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,750,444	$9,511,370
Accounts receivable, less allowance for doubtful accounts of $2,444,635 and $1,478,345, respectively	9,682,959	10,219,287
Prepaid expenses and other current assets	1,247,477	952,147

Total current assets	14,680,880	20,682,804

Property and equipment
Land and land improvements	68,982,717	68,577,973
Building and improvements	330,077,012	323,799,471
Furniture, fixtures and equipment	27,746,456	23,503,903
Construction in progress	822,530	2,070,893

	427,628,715	417,952,240
Less accumulated depreciation	(39,627,099)	(28,308,784)

Property and equipment, net	388,001,616	389,643,456

Restricted cash	5,800,305	7,646,620
Resident lease intangible, less accumulated amortization of $7,310,914 and $6,666,074, respectively	967,260	1,612,100
Deferred financing costs, less accumulated amortization of $5,866,348 and $4,164,835, respectively	2,565,001	4,231,152

Total assets	$412,015,062	$423,816,132

(continued)

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED BALANCE SHEETS — CONTINUED
As of December 31

	2008	2007
	(unaudited)	(unaudited)
LIABILITIES AND MEMBERS’ (DEFICIT) CAPITAL
Current liabilities
Accounts payable and accrued expenses	$10,535,724	$11,687,579
Distributions payable	—	25,268
Payable to affiliates	26,320,335	15,372,992
Interest rate swap liability	14,667,490	2,027,015
Deferred revenue	12,335,862	12,915,685
Security and reservation deposits	1,616,662	2,126,029
Unearned entrance fees	23,731,416	22,331,639
Resident refund liabilities	1,429,293	1,466,747
Current maturities of long-term debt	4,991,411	4,505,969

Total current liabilities	95,628,193	72,458,923

Long-term debt, less current maturities	326,809,931	329,720,265

Total liabilities	422,438,124	402,179,188

Members’ (deficit) capital	(10,423,062)	21,636,944

Total liabilities and members’ (deficit) capital	$412,015,062	$423,816,132

See notes to consolidated financial statements

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006

	2008	2007	2006
	(unaudited)	(unaudited)
Operating revenue
Resident fees and health care revenue	$134,628,630	$133,289,103	$125,996,511
Amortization of entrance fees	2,856,062	1,778,872	945,722
Management fee income	1,295,410	398,712	272,159
Lease income	4,211,310	3,169,848	3,267,009
Other income	8,465,357	4,739,072	4,576,816

Total operating revenue	151,456,769	143,375,607	135,058,217

Operating expense
Labor	57,137,631	55,556,035	53,860,356
Selling, general, and administrative	27,855,479	25,909,411	23,009,297
Insurance and taxes	12,410,562	11,485,100	11,809,251
Management fees	8,659,320	8,126,892	7,447,461
Utilities	6,888,338	6,679,745	6,715,587
Food	9,801,905	7,606,053	7,067,446
Repairs and maintenance	4,763,591	4,248,739	4,936,157
Provision for bad debts	1,928,301	963,657	326,719
Depreciation and amortization	11,963,155	13,604,815	14,321,917
Loss on impairment	—	51,712,900	—

Total operating expense	141,408,282	185,893,347	129,494,191

Income (loss) from operations	10,048,487	(42,517,740)	5,564,026

Other income (expense)
Interest expense	(29,321,331)	(24,386,028)	(24,057,734)
Gain on sale of residences	—	—	634,978
Change in fair value of interest rate hedge instruments	(12,640,475)	(8,390,737)	1,360,721
Lease modification income	2,000,000	—	—
Other miscellaneous income	574,551	809,516	699,818

Net loss	$(29,338,768)	$(74,484,989)	$(15,798,191)

See notes to consolidated financial statements

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
Years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006

	SSLII	US SLI
	20%	80%	Total
Members’ capital, balance at December 31, 2005 (unaudited)	$27,082,240	$103,975,102	$131,057,342

Distributions	(434,060)	(9,716,174)	(10,150,234)
Net loss	(3,159,638)	(12,638,553)	(15,798,191)

Members’ capital, balance at January 31, 2006	23,488,542	81,620,375	105,108,917

Distributions	(1,044,277)	(7,942,707)	(8,986,984)
Net loss	(14,896,998)	(59,587,991)	(74,484,989)

Members’ capital, balance at December 31, 2007 (unaudited)	7,547,267	14,089,677	21,636,944

Distributions	(103,156)	(2,618,082)	(2,721,238)
Net loss	(5,867,754)	(23,471,014)	(29,338,768)

Members’ capital (deficit), balance at December 31, 2008 (unaudited)	$1,576,357	$(11,999,419)	$(10,423,062)

See notes to consolidated financial statements

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006

	2008	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(29,338,768)	$(74,484,989)	$(15,798,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment	—	51,712,900	—
Depreciation and amortization	11,963,155	13,604,815	14,321,917
Amortization of unearned entrance fees	(2,856,062)	(1,778,872)	(945,722)
Amortization of resident refund liabilities discount	71,794	103,445	132,962
Amortization of financing costs	1,701,513	1,689,303	1,652,627
Amortization of management fee contract	(480,000)	(480,000)	(480,000)
Provision for bad debts	1,928,301	963,657	326,719
Change in fair value of interest rate hedge instruments	12,640,475	8,390,737	(1,360,721)
Changes in operating assets and liabilities:
Accounts receivable	(1,391,973)	(4,607,301)	(3,447,084)
Prepaid expenses and other current assets	(295,330)	1,220,520	6,992,585
Note receivable	—	60,744	6,680
Accounts payable and accrued expenses	(573,873)	1,220,230	35,108
Payable to affiliates	12,798,557	8,056,870	1,639,448
Deferred revenue	(99,823)	1,655,413	411,485
Security and reservation deposits	(509,367)	298,485	(417,500)
Unearned entrance fees	4,255,839	13,079,714	9,121,789

Net cash provided by operating activities	9,814,438	20,705,671	12,192,102

Cash flows from investing activities
Change in restricted cash	1,846,315	1,683,447	(3,972,192)
Investment in property and equipment	(10,254,457)	(13,820,131)	(9,684,898)
Due from affiliates	—	2,000,000	6,000,000
Payable to affiliates	(1,851,214)	1,851,214	2,507,092

Net cash used in investing activities	(10,259,356)	(8,285,470)	(5,149,998)

(continued)

Sunrise IV Senior Living Holdings, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
Years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006

	2008	2007	2006
	(unaudited)	(unaudited)
Cash flows from financing activities
Financing costs paid	(35,362)	(16,939)	(150,000)
Proceeds from long-term debt	4,049,449	8,400,980	—
Payment on long-term debt	(6,474,341)	(3,048,781)	(628,784)
Payment on resident refund liabilities	(109,248)	(519,228)	(245,258)
Distributions	(2,746,506)	(11,411,186)	(10,171,307)

Net cash used in financing activities	(5,316,008)	(6,595,154)	(11,195,349)

Net (decrease) increase in cash and cash equivalents	(5,760,926)	5,825,047	(4,153,245)
Cash and cash equivalents at beginning of period	9,511,370	3,686,323	7,839,568

Cash and cash equivalents at end of period	$3,750,444	$9,511,370	$3,686,323

Supplemental disclosure of cash flow information
Cash paid for interest	$29,945,936	$20,407,418	$22,272,145

Supplemental disclosure for non-cash investing and financing activities
Investment in property and equipment	$577,982	$1,002,364	$(2,092,535)
Accounts payable and accrued expenses	(577,982)	(1,002,364)	2,092,535
Change in distributions payable	(25,268)	(2,424,202)	(21,073)
Distributions	25,268	2,424,202	21,073

	$—	$—	$—

See notes to consolidated financial statements

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
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
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
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
The accompanying consolidated financial statements and related footnotes for the years ended December 31, 2008 and 2007 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2006 consolidated financial statements and footnotes thereto, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the years ended December 31, 2008 and 2007.
Going Concern
The accompanying consolidated financial statements have been prepared on the basis of Sunrise IV Senior Living Holdings, LLC continuing as a going concern. The Facilities have been negatively impacted by adverse economic conditions during 2008 and continuing subsequent to year end. The Company failed the debt service coverage ratio requirement for each quarter ended in 2008. As a result, in 2008, the Company is in default of certain financial covenants with the HSH Nordbank AG (Nordbank) loan agreement, which had an outstanding balance of $331,801,342 (unaudited) at December 31, 2008, and the lender has remedies which include the acceleration of the debt obligation (see Note 5 to the consolidated financial statements). In July 2008, the lender issued a notice of default and in September 2008, the lender issued a second notice of default which requires the Company to remit all excess cash to Nordbank. The Company recorded an impairment charge of $51,712,900 (unaudited) in 2007 relating to the Albemarle, Canterbury, Crystal Lake, Bronson Place, La Jolla, and Lake Pointe Woods properties, which are security for the HSH-Nordbank loan, to record these properties at their estimated fair value of $155,200,000 (unaudited). These conditions raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.
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
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
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
Property and Equipment
Property and equipment are recorded at the lower of cost, or if impairment is indicated, at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Building and Improvements	40 years
Land improvements	10-15 years
Furniture and Equipment	3-10 years
In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The Company determines fair values using various commonly used methods including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. Based on management’s estimation process, no impairment losses were recorded in 2008 (unaudited) and 2006. In 2007, the Company recorded an impairment charge of $51,592,484 (unaudited) which is included in the loss on impairment line of the accompanying consolidated statement of operations for the year ended December 31, 2007.
Depreciation expense was $11,318,315 (unaudited), $11,683,118 (unaudited), and $11,162,130 for 2008, 2007, and 2006, respectively.
The acquisition of the Facilities has been accounted for using the provisions of FASB Statement No. 141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangible Assets”. Based on appraisals and various valuation methods, the purchase price was allocated to working capital, land, building, equipment, identifiable intangible assets, debt, and resident lease intangibles. Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Land and Land Improvements	$74,854,505
Building and Improvements	349,395,728
Furniture, Fixtures and Equipment	19,334,960
Resident Lease Intangible	8,398,591

451,983,784

Accounts Payable and Accrued Expenses	(641,492)
Resident Refund Liabilities, net of discount	(2,277,966)

(2,919,458)

Net assets acquired	$449,064,326

Restricted Cash
Restricted cash includes cash escrow reserves for working capital, which are required by the State of Florida for Lake Pointe Woods and Boca Ciega Bay. These restricted cash amounts, which are held by state authorities, totaled $1,259,012 (unaudited) as of December 31, 2008 and 2007. The reserve requirements under state statutes are calculated by applying a certain percentage to the applicable Facilities’ net operating expenses plus debt service reserve, as defined.

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
In addition to the working capital reserves, there is a furniture, fixtures, and equipment escrow account to be used to replace fixtures, equipment, structural elements, and other components of the Facilities as the need arises. It represents funding from operations net of fixed asset purchases and is a requirement of the joint venture agreement. The balance of the furniture, fixtures, and equipment escrow account was $4,541,293 (unaudited) and $6,177,221 (unaudited) as of December 31, 2008 and 2007, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.
Security deposits are classified as restricted cash in the accompanying consolidated balance sheets and totaled $0 (unaudited) and $210,387 (unaudited) as of December 31, 2008 and 2007, respectively.
Resident Lease Intangible
Resident lease intangible includes the fair value assigned at acquisition to the in-place resident leases at the 16 facilities, in connection with the purchase of the Facilities. This asset is being amortized over 2 to 5 years, which approximates the average resident’s stay. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $644,840 (unaudited), $1,926,394 (unaudited), and $3,159,787, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The Company recorded an impairment charge of $120,416 (unaudited) relating to resident leasing intangible assets in 2007. Estimated amortization expense for the next two ensuing years is $644,840 for 2009 and $322,420 for 2010.
Deferred Financing Costs
Costs incurred in connection with obtaining permanent financing for the Facilities have been deferred and are amortized to interest expense over the remaining term of the financing. Accounting principles generally accepted in the United States of America require that the effective yield method be used to amortize financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $1,701,513 (unaudited), $1,689,303 (unaudited), and $1,652,627, respectively, and is a component of interest expense in the accompanying consolidated statements of operations.
Unearned Entrance Fees
The Company utilizes entrance fee agreements at certain communities whereby an agreed-upon percentage of the fee is refundable to the resident or the resident’s estate upon the termination of the contract. The entrance fee is recorded by the Company as a current

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
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
Future Service Obligation
The Company owns three Continuing Care Retirement Communities (CCRC) and is, therefore, obligated to provide services and the use of facilities to the residents of these communities over their remaining lives based on the terms of the continuing care contract agreements. The CCRC facilities include: Fountains at Lake Pointe Woods, Fountains at Carlotta and Fountains at The Washington House. When the present value of estimated costs to be incurred under the Care Agreements exceeds the present value of estimated revenues, the present values of such excess costs are accrued. The present value of estimated costs did not exceed the present value of estimated revenues as of December 31, 2008 (unaudited) and December 31, 2007 (unaudited); therefore, no future service obligation has been reflected on the accompanying balance sheets.
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
In conjunction with the acquisition, the Company acquired the Facilities free of any management agreements. Under the Management Right Purchase Agreement, Sunrise Senior Living Management, Inc. (SSLMI) acquired the rights to enter into long-term management agreements with each Facility. In exchange for such long-term management agreements, SSLMI agreed to pay the Company $12,000,000 in six installment payments of $2,000,000 each. The deferred revenue related to the transaction is being amortized over 25 years, which equals the life of the management contracts. For the years ended December 31, 2008

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
(unaudited), 2007 (unaudited), and 2006, $480,000 has been recognized as revenue in each year, and is included in other miscellaneous income in the accompanying consolidated statements of operations.
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
Health care services rendered to Medicare beneficiaries are paid on a Prospective Payment System (PPS). Fee amounts are determined annually and are based on the acuity level of the resident. As a result, PPS does not have estimated annual settlements. Medicaid payment methodologies vary by state. Most state Medicaid programs will perform desk reviews of all submitted cost reports and audit only selected providers. Differences between the estimated amounts accrued and final settlements are reported in operations in the year of settlement. There are no receivables for estimated Medicare and Medicaid settlements at December 31, 2008 (unaudited), 2007 (unaudited), and 2006.
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
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
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
NOTE 3 — FAIR VALUE MEASUREMENTS
The Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements”, as of January 1, 2008. Under FASB Statement No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB Statement No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 — Unobservable inputs are used when little or no market data is available.
In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, delaying the effective date of FASB Statement No. 157 for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are not measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. As of December 31, 2008, the assessment of fair value of the nonfinancial assets and liabilities did not indicate impairment. The Company elected to defer implementation of FSP No. 157-2 until the fiscal year beginning January 1, 2009.

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
As of December 31, 2008, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable were representative of their fair values because of the short-term maturity of these instruments.
NOTE 4 — AFFILIATE TRANSACTIONS
Management Services
The Company has entered into management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly-owned subsidiary of SSLII, to manage each of its facilities. The agreements have terms of 25 years and expire on July 1, 2030. The agreements provide for management fees to be paid monthly. The fee consists of a fixed fee of $2,530 per month and a percentage fee equal to 5.5 percent of the adjusted gross revenue on a monthly basis for the first 24 months and a fixed fee of $2,760 per month and 6 percent of the adjusted gross revenue on a monthly basis for the remainder of the term. Total management fees were incurred in the amount of $8,659,320 (unaudited), $8,126,892 (unaudited), and $7,447,461 for 2008, 2007, and 2006, respectively.
The management agreements require the Facilities to maintain a reserve account to cover the cost of certain fixed asset additions, repairs, and maintenance, as defined in the agreements. Upon formation of the Company, the members established a reserve in the amount of $1,490,000. The required per unit annual reserve payment for the years 2008, 2007, and 2006 was $1,692 (unaudited), $1,650 (unaudited), and $1,610, respectively. The reserve payment shall increase by 2.5 percent each year thereafter. As outlined in the management agreements, SSLMI is required to transfer funds on a quarterly basis into the reserve account. The balance in this reserve was $4,541,293 (unaudited) and $6,177,221 (unaudited) as of December 31, 2008 and 2007, respectively, which is included in restricted cash on the accompanying consolidated balance sheets.
Receivable and Payable to Affiliates
In conjunction with the acquisition, the Company acquired the Facilities free of any management agreements. Under the Management Right Purchase Agreement, SSLMI acquired the rights to enter into long-term management agreements with each facility. In exchange for such long-term management agreements, SSLMI agreed to pay the Company $12,000,000 in six installment payments of $2,000,000 each. As of December 31, 2008 and 2007, no amounts remained outstanding. The deferred revenue related to the transaction is being amortized over 25 years, which equals the life of the management contracts. For the years ended December 31, 2008 (unaudited), 2007 (unaudited), and 2006, $480,000 has been recognized as revenue in each year, and is included in other miscellaneous income in the accompanying consolidated statements of operations.

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
Under the operating agreement, SSLI has an obligation to fund the Company’s cash flow shortfall for members’ distributions through an income support guarantee to US SLI. In 2008, 2007, and 2006, SSLI funded $7,000,000 (unaudited), $5,828,868 (unaudited), and $0, respectively. The outstanding balance of the advances as of December 31, 2008 and 2007, was $12,828,868 (unaudited) and $5,828,868 (unaudited), respectively, which is included in payable to affiliates in the consolidated balance sheets.
Under the operating agreement, SSLI also has an obligation to fund the Company’s negative operating cash flows for any month through a mezzanine financing guarantee (Mezzanine Financing). The Mezzanine Financing accrues interest at the rate of 10% per annum, which is capitalized annually. Mezzanine Financing of $13,933,110 (unaudited) was funded during 2008 and $183,376 (unaudited) of accrued interest was capitalized. These amounts are recorded as payable to affiliates in the consolidated balance sheets.
As of December 31, 2008 and 2007, the Company had net payables to its affiliates of $26,320,335 (unaudited) and $15,372,992 (unaudited), respectively.
NOTE 5 — LONG-TERM DEBT
In accordance with the acquisition, the Company obtained a loan from HSH Nordbank AG (Nordbank) with a commitment amount of $405,750,000 of which $330,750,000 was drawn on the date of acquisition. The loan is collateralized by the assets of each Facility and guaranteed by SSLI. The loan matures on June 30, 2010, with an option to extend the loan for an additional two years, subject to certain debt service coverage ratio tests as defined in the loan agreement. In 2008 and 2007, the Company borrowed an additional $4,049,449 (unaudited) and $8,400,980 (unaudited), respectively, under the loan to fund expansions at the Fountains at La Cholla and Fountains at Lake Pointe Woods facilities, respectively. There was $331,801,342 (unaudited) and $334,226,234 (unaudited) outstanding under the loan as of December 31, 2008 and 2007, respectively.
The loan bears interest at LIBOR plus 2.25 percent. The LIBOR rate was 0.44 percent (unaudited), 4.60 percent (unaudited), and 5.32 percent as of December 31, 2008, 2007 and 2006, respectively. The loan required payments of interest only for the first two years. Thereafter, the loan began amortization. Interest expense (excluding swaps) for the years ended December 31, 2008, 2007 and 2006 was $24,535,693 (unaudited), $24,837,335 (unaudited), and $24,040,140, respectively.
The fair value of the Company’s long-term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. Per FASB Statement No. 157, the Company has applied Level 2

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
type inputs to determine that the estimated fair value of the Company’s long-term debt approximated its carrying amount at December 31, 2008 (unaudited) and 2007 (unaudited).
Notwithstanding the defaults, the scheduled principal maturities of long-term debt as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(unaudited)	(unaudited)
2008	$—	$4,505,969
2009	4,991,411	4,879,962
2010	326,809,931	324,840,303
2011	—	—

	$331,801,342	$334,226,234

The Company utilizes derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. The Company does not enter into derivative instruments for any purpose other than to mitigate the impact of changes in interest rates on its cash flows. That is, the Company does not speculate using derivative instruments. The Company entered into two separate interest rate swap agreements with Nordbank in 2005 as follows:

Hedged Amount	Interest Rate	Term
$107,500,000	4.19%	5 years
$107,500,000	4.29%	7 years
The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate swap at December 31, 2008 and 2007 was a liability of $14,667,490 (unaudited) and $2,027,015 (unaudited), respectively, and the net amount is included in the interest rate swap liability on the accompanying consolidated balance sheets. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. For the year ended December 31, 2008, the Company recorded swap interest expense of $2,901,828 (unaudited), and for the years ended December 31, 2007 and 2006, the Company recorded swap interest credit of $2,244,055 (unaudited) and $1,767,995, respectively.
FASB Statement No. 157 requires that nonperformance risk be considered in measuring the fair value of assets and liabilities. For derivatives, nonperformance risk refers to the risk that one of the parties to a derivative transaction will be unable to perform under the contractual terms of that derivative, such as the risk that one party will be unable to make cash payments

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
at periodic net settlement dates or upon termination. The Company has considered the counterparty’s credit risk as well as the effect of its own credit standing in determining the fair value of its interest rate swap agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
NOTE 6 — LEASE INCOME
The Company receives lease income from non-residential tenants under operating leases.
Future minimum lease payments as of December 31, 2008 (unaudited) are as follows:

2009	$5,809,923
2010	5,914,742
2011	6,008,884
2012	6,078,929
2013	6,241,019
Thereafter	7,175,302

Total	$37,228,799

The tenant base includes nursing homes, assisted living providers and home owners associations. Future minimum lease payments do not include amounts received for reimbursement of the facility operating expenses. Additionally, future minimum lease payments do not include revenues earned from temporary tenants with lease commitments that span less than one year.
In 2008, the Company amended two of the lease agreements with its nonresidential tenants. As a condition to the amendments, the tenants were required to pay the Company a lump sum of $2,000,000 (unaudited). This one time income amount is included in lease modification income in the accompanying consolidated statements of operations.
NOTE 7 — LEASE EXPENSE
The Company entered into a contingent lease agreement with Pacific Regent Tower 1 Condominium Association for the use of the health center. The rent expense is contingent based on the actual costs allocable to the premises for a lease year. There is not a fixed minimum lease payment. The lease is for a term of ninety-nine years or the useful life of the building, whichever is shorter. The lease expense for the years ended December 31, 2008, 2007, and 2006 was $1,589,294 (unaudited), $1,568,131 (unaudited), and $1,298,380, respectively.

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
NOTE 8 — GAIN ON SALE
In 2006, the Company sold three condominium suites to residents. In connection with the sales of these residences, the Company received proceeds of $2,225,500. Costs associated with the sales were $1,590,522 for 2006 which have been netted with the proceeds on the sale. The sale transactions were not considered to be “available for sale,” rather, condominium sales are analyzed individually by management, given current occupancy levels and market conditions, and sold as the opportunity arises. There were no gains on sale in 2008 (unaudited) or 2007 (unaudited).
NOTE 9 — CONCENTRATIONS OF CREDIT RISK
The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors was as follows:

	2008	2007	2006
	(unaudited)	(unaudited)
Medicare	25.92%	23.54%	20.50%
Medicaid	1.62%	2.38%	2.31%
Private	72.46%	74.08%	77.19%

	100.00%	100.00%	100.00%

NOTE 10 — CONTINGENCIES
The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management and general counsel of the Company do not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.
NOTE 11 — NEW ACCOUNTING PRONOUNCEMENT
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” FASB Statement No. 159 permits companies to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has determined that it will not elect this option for any eligible financial instruments it acquires in the future.

Sunrise IV Senior Living Holdings, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (unaudited), 2007 (unaudited), and 2006
NOTE 12 — SUBSEQUENT EVENT
In January 2009, SSLI informed the Company’s lenders and US SLI that SSLI was suspending payment of default interest and payments under the income support guarantee, and that SSLI would seek a comprehensive restructuring of the loan, its operating deficit guarantees and its income support guarantee. The Company’s failure to pay default interest on the loan is an additional default of the loan agreement. SSLI’s failure to pay default interest on the loan is also a default of the management agreements with SSLMI and its agreement with US SLI. SSLI has requested that the lender for the Fountains portfolio agree not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce its demand for payment by SSLI pursuant to its operating deficit agreements through March 31, 2009. The lender has not agreed to SSLI’s request for a standstill agreement through March 31, 2009.
Due to the defaults under the management agreements and SSLI’s agreement with US SLI caused by SSLI’s failure to pay default interest on the loan, starting in 2009, SSLMI is only entitled to a management fee of 3% of the adjusted gross revenue on a monthly basis for the remainder of the term of its management agreements unless the event of default is cured.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Changes to Procedures for Recommending Director Nominees
          On November 13, 2008, the Board approved Amended and Restated Bylaws of the Corporation (the “Revised Bylaws”), which Amended and Restated Bylaws were effective as of November 14, 2008. The principal changes between the Revised Bylaws and the bylaws in effect prior to the approval of the Revised Bylaws with respect to the procedure for director nominations are as follows:
          Stockholder Advance Notice Provisions. The Bylaws were amended to extend the applicability of the Bylaws’ advance notice provisions to all stockholder nominations and proposals of business (whether in respect of annual meetings or special meetings) and increase advance notice requirements for submission of stockholder proposals:
•	Annual meetings: Under the Revised Bylaws, stockholders proposing matters for consideration at an annual meeting must provide notice not earlier than 120 days and not later than 90 days prior to the anniversary of the date on which the Corporation first mailed its proxy materials for the immediately preceding annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, stockholder notice must be delivered not earlier than 120 days and not later than 90 days prior to the date of such annual meeting. If the first public announcement of the date is less than 100 days prior to the date of such annual meeting, then stockholder notice must be delivered not later than the 10th day following such public announcement.

•	Special meetings: Stockholders proposing matters for consideration at a special meeting must provide notice not less than 120 calendar days prior to the date of the special meeting. If the first public announcement of the date of such special meeting is less than 130 days prior to the date of such special meeting, stockholder notice must be delivered not later than the 10th day following such public announcement.
          In addition, the advance notice requirements with respect to annual and special meetings were amended to require certain additional disclosures regarding the stockholders making proposals or nominations, including disclosure of all ownership interests (including derivative interests) and rights to vote any shares of any security of the Corporation and disclosure regarding the business proposed or director nominee, including a description of any compensation, agreements, arrangements and understandings between the proposing stockholder and the nominee and a description of any agreements, arrangements and understandings between the proposing stockholder and any persons (including their names) in connection with the business proposal, and a signed nominee questionnaire.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2009.
SUNRISE SENIOR LIVING, INC.

By:	/s/ Richard J. Nadeau Richard J. Nadeau Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

4.3	Amendment, dated as of November 19, 2008, to the Rights Agreement, dated as of April 24, 2008, between the Corporation and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11

10.12	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.13	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.14	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.15	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.16	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.17	Form of Non-Qualified Stock Option Agreement.+	10-K	March 2, 2009	10.17

10.18	Form of Incentive Stock Option Agreement.+	10-K	March 2, 2009	10.18

10.19	Form of Restricted Stock Agreement.+	10-K	March 2, 2009	10.19

10.20	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

10.21	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.22	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.23	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+*	N/A	N/A	N/A

10.24	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25

10.25	Bonus Deferral Programs for Certain Executive Officers.+*	N/A	N/A	N/A

10.26	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.27	Amendment 1 to Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.28	Amendement 2 to Sunrise Senior Living, Inc. Long Term Incentive Cash Bonus Plan.+*	N/A	N/A	N/A

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Amendment to the Sunrise Senior Living, Inc. Senior Executive Severance Plan.+*	N/A	N/A	N/A

10.31	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.32	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.33	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.34	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

10.35	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.36	Letter Agreement between the Corporation and Julie Pangelinan, dated November 17, 2008.+	8-K	November 19, 2008	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.37	Separation Agreement and General Release between the Company and John F. Gaul, dated December 9, 2008.+	8-K	December 15, 2008	10.1

10.38	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21 2009	10.2

10.39	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21 2009	10.3

10.40	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21 2009	10.4

10.41	Employment Agreement between Sunrise Senior Living, Inc. and Ricahrd J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.42	2008 Non-Employee Director Fees and Other Compensation+	10-K	March 2, 2009	10.45

10.43	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.44	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.45	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.46	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.47	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.48	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.49	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.50	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.51	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.52	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.53	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.54	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.55	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.56	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.57	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lender parties thereto, dated March 20, 2009.	8-K	March 23, 2009	10.1

10.58	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.59	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.60	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.61	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65

10.62	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.63	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

10.64	Pre-Negotiation and Standstill Agreement dated December 24, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.1

10.65	Standstill Agreement, dated December 23, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.2

21	Subsidiaries of the Registrant.	10-K	March 2, 2009	21

23.1	Consent of Ernst & Young LLP	10-K	March 2, 2009	23.1

23.2	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.3	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.4	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.5	Consent of Deloitte & Touche LLP.*	N/A	N/A	N/A

23.6	Consent of PricewaterhouseCoopers LLP.*	N/A	N/A	N/A

23.7	Consent of Deloitte & Touche LLP.*	N/A	N/A	N/A

23.8	Consent of Beers & Cutler PLLC.*	N/A	N/A	N/A

23.9	Consent of Beers & Cutler PLLC.*	N/A	N/A	N/A

23.10	Consent of Reznick Group P.C.*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	31.2

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	32.2

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.