Form 10-K/A
period 2008-12-31
SUNRISE SENIOR LIVING INC
filed 2009-04-30
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
     The number of shares of Registrant’s Common Stock outstanding was 50,863,040 at February 20, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Sunrise Senior Living, Inc. is being filed to provide the information required by Part III, Items 10 through 14 and to update the Exhibit Index, as appropriate. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Regarding Directors
     The following table sets forth certain information regarding the Company’s directors.

	Age at
	April 15,	Director	Term	Current Position(s) Held
Name:	2009	Since(1)	Expires(2)	With Sunrise

Glyn F. Aeppel	50	2008	2009	Director
Thomas J. Donohue	70	1995	2009	Director
David I. Fuente	63	2008	2009	Director
Stephen D. Harlan	75	2007	2009	Director
J. Douglas Holladay	62	2000	2009	Director
William G. Little	66	2004	2009	Director
Paul J. Klaassen (3)	51	1981	2010	Non-Executive Chairman of the Board
Lynn Krominga (4)	58	2007	2010	Lead Independent Director
Mark S. Ordan (5)	50	2008	2010	Director and Chief Executive Officer

(1)	The dates shown reflect the year in which these persons were first elected as directors of Sunrise or its predecessors.

(2)	At the 2008 annual meeting of stockholders held in November 2008, the Company’s stockholders approved an amended and restated certificate of incorporation providing that all directors elected or appointed at or after the 2008 annual meeting will serve for terms expiring at the next annual meeting of stockholders, so that, beginning at the 2010 annual meeting, our board of directors will no longer be divided into classes and all directors will be elected to serve terms expiring at the next annual meeting.

(3)	On November 1, 2008, Mr. Klaassen became the Company’s non-executive chairman of the board.

(4)	On November 1, 2008, Ms. Krominga became the Company’s lead independent director.

(5)	On November 1, 2008, Mr. Ordan became the Company’s chief executive officer.
     Information regarding the business backgrounds of our directors is set forth below.
     Glyn F. Aeppel has served on our Board since August 2008. Ms. Aeppel has more than 20 years of experience in property acquisitions, development and financing. Beginning October 15, 2008, Ms. Aeppel joined Andre Balazs Properties, an owner and operator of luxury hotels and condominiums, as its chief investment officer. From April 2006 to October 2008, Ms. Aeppel served as executive vice president of acquisitions and development for Loews Hotels and as a member of their board. In this role, she led Loews Hotels’ worldwide growth through corporate and asset acquisitions, joint ventures and management contracts. She also oversaw select ground-up mixed-use developments and actively structured and obtained financing for the Loews Hotels’ real estate transactions. Prior to this, she was a principal of Aeppel and Associates, a hospitality advisory development company, during which time she assisted Fairmont Hotels and Resorts in expanding in the United States and Europe. From July 2002 to April 2004, Ms. Aeppel served as the executive vice president of business development for the Americas at Le Meridien Hotels and Resorts. From April 2001 to July 2002, Ms. Aeppel was the executive vice president of business development and acquisitions at Interstate Hotels & Resorts, Inc. and from 1995 to 1998 the vice president of development at Interstate. From 1998 to 2001, she was senior vice president of acquisitions and development for FFC Hospitality, LLC, a private equity fund founded by the co-founder and former chairman of Interstate. From 1993 to 1995, she was a partner in Lodging Evaluation Group, a hotel development and finance consulting company she co-founded. From 1990 to 1993, she was the director of development for Germany and Austria at Holiday Inn Worldwide in Wiesbaden, Germany. From 1986 to 1989, she was a manager in the Treasury Department of Marriott Corporation.
     Thomas J. Donohue has served on our Board since 1995. He is president and chief executive officer of the U.S. Chamber of Commerce, a position he has held since 1997. From 1984 to September 1997, he was president and chief executive officer of the

American Trucking Association, the national trade organization of the trucking industry. Mr. Donohue currently serves on the boards of directors of Union Pacific Corporation, a rail firm, and Marymount University.
     David I. Fuente has served on our Board since August 2008. He served as chairman and chief executive officer of Office Depot, Inc., an office supply retailer, from 1987, one year after it was founded, until he retired as chief executive officer in 2000 and as chairman in 2001. Before joining Office Depot, Mr. Fuente served for eight years at Sherwin-Williams Company as president of its Paint Stores Group and as director of marketing for Gould, Inc., an industrial products company. Mr. Fuente currently serves on the boards of directors of Office Depot, Ryder System, Inc., a truck leasing and logistics company, and Dick’s Sporting Goods, a sporting goods retailer.
     Stephen D. Harlan has served on our Board since June 2007. He is a partner in Harlan Enterprises, LLC, a specialized real estate firm that invests in real estate, since 2001. Prior to 2001, he was chairman of the real estate firm H.G. Smithy from 1993 to 2001. From 1959 to 1992, Mr. Harlan was with KPMG Peat Marwick. In 1987 he became Vice-Chairman of the firm responsible for its international business. Before 1987, he served for twelve years as the Managing Partner of KPMG’s Washington, D.C. operating office. From 1995 to 1999, he also served on the District of Columbia Financial Responsibilities and Management Assistance Authority (D.C. Control Board). Mr. Harlan serves on the boards of directors of ING Direct Bank, a retail virtual bank offering services over the internet, phone or by mail; and Harris Interactive Inc., a market research, polling and consulting company. He also serves on the not-for-profit boards of Heroes Inc., an organization that assists the widows and children of law enforcement officers and firefighters in the Washington, D.C. metropolitan area who have given their lives in the line of duty; MedStar Health, a community-based healthcare organization serving the Baltimore/Washington region; Loughran Foundation, an organization dedicated to education and the performing arts; and the Greater Washington Board of Trade.
     J. Douglas Holladay has served on our Board since 2000. He is the founder of PathNorth, Inc., a not-for-profit organization formed in January 2007 to encourage leaders to give back to their communities. Since September 2008, Mr. Holladay has been affiliated with the Business Growth Alliance which helps middle market companies remain rooted in local communities. He is also a general partner of Park Avenue Equity Partners in New York, a middle market private equity firm which he co-founded in 1999. From 2004 until July 2008, he also served as an advisor to Providence Capital (now CNL Opportunity Fund), a hedge fund based in Minnesota. Mr. Holladay also co-founded the Buxton Initiative in 2003 which fosters interfaith dialogue. Previously, Mr. Holladay held senior positions with the international investment banking firm, Goldman, Sachs and Company, the State Department and the White House. While a diplomat, Mr. Holladay was accorded the personal rank of ambassador. Mr. Holladay currently serves on the board of directors of a number of non-profit ventures, including PlayPumps International, Inc. and ABC2, Inc. (Accelerate Brain Cancer Cure).
     William G. Little has served on our Board since 2004. He is president and chief executive officer of Quam-Nichols Company, a Chicago-based manufacturer of commercial and industrial audio products. He joined Quam-Nichols in 1971. He is also a past chairman of the board of the U.S. Chamber of Commerce and currently serves as the chairman of The National Chamber Foundation, an independent, nonprofit, public policy research organization affiliated with the United States Chamber of Commerce. Mr. Little also is a past two-term chairman of the board of governors for the Electronic Industries Alliance.
     Paul J. Klaassen has served on our Board since 1981, when he and his wife Teresa Klaassen founded the Company and its predecessor entities. Mr. Klaassen has served as a director and chief executive officer of Sunrise and its predecessor entities since its inception and served as chairman of the board from Sunrise’s inception until March 2008. In July 2008, Mr. Klaassen resigned as Sunrise’s chief executive officer effective at the 2008 annual meeting. Effective as of November 1, 2008, he became the non-executive chairman of the board. Mr. Klaassen currently serves on the boards of directors of The Netherland-American Foundation, the National Investment Center for the senior housing and care industry and the U.S. Chamber of Commerce. Mr. Klaassen also serves on the board of trustees of The Trinity Forum, a leadership academy. Mr. Klaassen was also the founding chairman of ALFA, the Assisted Living Federation of America.
     Lynn Krominga has served on our Board since September 2007. Ms. Krominga was appointed non-executive chair of the board in March 2008. Effective as of November 1, 2008, when Mr. Klaassen assumed the position of non-executive chair, Ms. Krominga became the lead independent director. Ms. Krominga is an attorney and business executive. Since 1999, she has been a consultant to private equity and venture capital firms and to start-up and early stage technology companies. In this capacity, she held several board and management roles, including chief executive officer of Fashion Wire Daily, Inc. in 2002. From 1981 to 1999, Ms. Krominga held various senior executive and legal offices at Revlon, including President, Licensing Division and General Counsel. Prior to that, Ms. Krominga was an attorney at American Express and at Cleary, Gottlieb, Steen & Hamilton. Ms. Krominga currently serves on the board of directors, audit committee and compensation committee of Avis Budget Group, Inc., one of the world’s largest vehicle rental companies.
     Mark S. Ordan has served on our Board since July 2008. He became our chief investment and administrative officer in March 2008. On November 1, 2008, he became our chief executive officer. From October 2006 until May 2007, Mr. Ordan served as chief executive officer and president of The Mills Corporation (“Mills”), a publicly traded developer, owner and manager of a diversified portfolio of regional shopping malls and retail entertainment centers. Mills was acquired by Simon Property Group and Farallon Capital in May 2007. Mr. Ordan served as a director of Mills from December 2006 until May 2007 and as Mills’ chief operating officer from March 2006 to October 2006. From 2001 through 2006, Mr. Ordan served as the non-executive Chairman of the Board of Trustees of Federal Realty Investment Trust (“Federal”), an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. Until his resignation in October 2006, Mr. Ordan was a member of the Board of Trustees of Federal for 11 years. At Federal, Mr. Ordan was involved in strategic decision-making, as well as many aspects of Federal’s operations. From December 2003 to February 2006, Mr. Ordan was chief executive officer of Sutton Place Group, LLC, a gourmet food store chain operating under the names Balducci’s and High Noon. From 1999 to 2003, Mr. Ordan was chairman and chief executive officer of High Noon Always, Inc., an upscale quick-serve lunch operation (formerly known as Bethesda Retail Partners). From 1996 until 1999, Mr. Ordan was chief executive officer of Chartwell Health Management Inc., a health benefits brokerage firm, and from 1989 until 1996, he served as chairman, president and chief executive officer of Fresh Fields Markets, Inc., a natural and organic foods supermarket chain that was acquired by Whole Foods Market in 1996. Prior to that time, he held various positions in the equities division of Goldman Sachs & Co. Mr. Ordan serves on the Vassar College Board of Trustees, on the Board of Directors of Oakleaf Waste Management, Inc., a waste and recycling management company, and on the Board of Scenic Hudson, an environmental organization in New York’s Hudson Valley.
Information Regarding Executive Officers
     In addition to Mr. Ordan, who currently serves as our chief executive officer, set forth below is information regarding our current executive officers.
     Richard J. Nadeau, 54, became Sunrise’s chief financial officer in September 2007. Mr. Nadeau previously served since July 2007 as a consultant to Sunrise to assist with the completion of Sunrise’s then pending restatement and Sarbanes-Oxley Section 404 compliance efforts. From July 2006 to May 2007, until Mills was acquired by Simon Property Group and Farallon Capital, Mr. Nadeau served as chief financial officer of Mills. From April 2006 until July 2006, Mr. Nadeau was executive vice president, finance and accounting at Mills. Mr. Nadeau joined Mills following Mills’ announcement in January 2006 of a pending restatement of its financial statements. From May 2005 to March 2006, Mr. Nadeau was chief financial officer of Colt Defense LLC, a privately held designer, developer and manufacturer of small arms and weapon systems. From June 2002 to May 2005, Mr. Nadeau was a partner at the accounting firm of KPMG LLP. From May 1977 to June 2002, he worked for Arthur Andersen LLP, where he served as a national practice director and audit partner, serving real estate companies, service-related companies and government contractors.
     D. Gregory Neeb, 42, joined Sunrise in April 2008 as senior vice president — capital markets and investments. Effective as of December 18, 2008, he became our chief investment officer. From 2001 through 2007, until Mills was acquired by Simon Property Group and Farallon Capital in May 2007, he served as the chief investment officer of Mills. From 1995 to 2001, he served various positions at Mills, including senior vice president and treasurer. From 1989 to 1994, he worked as a manager for Kenneth Leventhal & Company, serving real estate and related companies.
     Daniel J. Schwartz, 42, has served as senior vice president — North American operations for Sunrise since 2006. In this role, he oversees community operations in the U.S. and Canada. He became an executive officer in December 2008. Mr. Schwartz joined Sunrise in 1995 as an executive director for our Mill Run community in Philadelphia. He was promoted to area manager for Eastern Pennsylvania and Maryland and to vice president of operations for the Company in 1998 and served in that role until 2000. From 2000 to 2004, Mr. Schwartz was managing director for Sunrise At-Home, a subsidiary of the Company, where he led operations for the private pay home care portfolio. Mr. Schwartz also serves as the president of Sunrise’s Good Samaritan Fund, a charitable corporation that assists Sunrise team members who are suffering severe financial hardship resulting from a catastrophic event in their lives. Additionally, Mr. Schwartz is active with the Cystic Fibrosis Foundation.
     John F. Gaul, 41, joined Sunrise in October 2002 as general counsel. Mr. Gaul has also served as the Company’s secretary since May 2005. He held the position of senior vice president from the time he joined Sunrise until November 2003. Mr. Gaul was formerly a partner at Hogan & Hartson L.L.P. in Washington, D.C., where he practiced corporate, securities and transactional law. In December 2008, the Company and Mr. Gaul entered into a separation agreement memorializing the terms of Mr. Gaul’s previously-reported departure pursuant to his participation in the Company’s voluntary separation program. By mutual agreement of the Company and Mr. Gaul, Mr. Gaul’s employment will terminate on May 1, 2009.
     Executive officers are elected annually and serve at the discretion of the board of directors.
Corporate Governance Guidelines, Committee Charters and Code of Conduct
     The Company’s corporate governance guidelines, audit committee charter, compensation committee charter, nominating committee charter, governance and compliance committee charter, and code of conduct and integrity are available on the Company’s website at: www.sunriseseniorliving.com. Additionally, the Company will promptly deliver free of charge, upon request, a copy of such information to any stockholder requesting a copy. Requests should be directed to Sunrise Senior Living, Inc., 7902 Westpark Drive, McLean, Virginia 22102, Attention: Investor Relations.
     The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of its code of conduct and integrity by posting such amendment or waiver on its website within the applicable deadline that may be imposed by government regulation following the amendment or waiver.
Annual Certifications
     The New York Stock Exchange (“NYSE”) listing standards require each listed company’s chief executive officer to certify to the NYSE each year within 30 days of each annual meeting of stockholders that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In December 2008, the Company submitted to the NYSE a certificate of its chief executive officer without qualification. The certifications by the Company’s chief executive officer and chief financial officer required by the Sarbanes-Oxley Act of 2002 are included as exhibits to the 2008 Form 10-K.
Executive Sessions of Non-Management Directors
     The Company’s corporate governance guidelines contemplate that the non-management directors meet in executive session without management at least quarterly. Ms. Krominga, as lead independent director, presides at these executive sessions. Any Company stockholder who wishes to communicate directly with her should follow the directions for communications with the board of directors described below under “Communications with the Board of Directors” and address his or her letter to the “Lead Director.”
Communications with the Board of Directors
     Stockholders and other interested parties who want to communicate with the board of directors or any individual director may write to:
Sunrise Senior Living, Inc.
7902 Westpark Drive
McLean, Virginia 22102
Attention: General Counsel
Audit Committee
     In 2008, the audit committee was composed of Mr. Harlan (chair), Mr. Aprahamian (served as a member of the Audit Committee until November 2008 when his term of office as a director expired), Mr. Callen (served as a member of the Audit Committee until he resigned as director in May 2008), Ms. Aeppel (appointed in August 2008) and Ms. Krominga, all of whom were determined by the board of directors to be independent as required under Section 303A.07 of the NYSE corporate governance standards.

Audit Committee Financial Expert
     The board of directors has determined that Mr. Harlan qualifies as an “audit committee financial expert” under the rules and regulations of the SEC. In making this determination the board of directors considered, among other things, Mr. Harlan’s 33-year tenure with KPMG Peat Marwick, including five years as vice chairman of the firm responsible for its international business and twelve years as the managing partner of KPMG’s Washington, D.C. operating office.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sunrise directors, executive officers and beneficial owners of more than 10% of Sunrise’s outstanding equity securities to file with the SEC initial reports of ownership of Sunrise’s equity securities and to file subsequent reports when there are changes in such ownership. Company directors, executive officers and stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to Sunrise, the Company believes that, except as set forth below, all Section 16(a) filing requirements for the fiscal year ended December 31, 2008 applicable to such persons were complied with on a timely basis. The Company filed a Form 4 late, on behalf of Paul J. Klaassen and Teresa M. Klaassen covering the surrender to the Company for cancellation of certain equity awards made to Mr. Klaassen for the years 2003 through 2005 and Mr. Donohue covering two transactions. The Company filed late an initial statement of beneficial ownership of securities on behalf of Mr. Neeb.
Changes to Procedures for Recommending Director Nominees
     On November 13, 2008, the Board approved Amended and Restated Bylaws of the Company (the “Revised Bylaws”), which Amended and Restated Bylaws were effective as of November 14, 2008. The revisions were made upon advice of counsel since the Company was destaggering board terms to provide that all directors would be elected annually. The changes included updates to the advance notice requirement for shareholder proposals and other changes designed to address the possibility of disruption to the annual election of directors as the Company implemented the destaggering of board terms. As part of these changes, the Revised Bylaws made certain changes to the procedures for director nominations as set forth below.
     Stockholder Advance Notice Provisions. The Bylaws were amended to extend the applicability of the Bylaws’ advance notice provisions to all stockholder nominations and proposals of business (whether in respect of annual meetings or special meetings) and increase advance notice requirements for submission of stockholder proposals:
•	Annual meetings: Under the Revised Bylaws, stockholders proposing matters for consideration at an annual meeting must provide notice not earlier than 120 days and not later than 90 days prior to the anniversary of the date on which the Company first mailed its proxy materials for the immediately preceding annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, stockholder notice must be delivered not earlier than 120 days and not later than 90 days prior to the date of such annual meeting. If the first public announcement of the date is less than 100 days prior to the date of such annual meeting, then stockholder notice must be delivered not later than the 10th day following such public announcement.

•	Special meetings: Stockholders proposing matters for consideration at a special meeting must provide notice not less than 120 days prior to the date of the special meeting. If the first public announcement of the date of such special meeting is less than 130 days prior to the date of such special meeting, stockholder notice must be delivered not later than the 10th day following such public announcement
     In addition, the advance notice requirements with respect to annual and special meetings were amended to require certain additional disclosures regarding the stockholders making proposals or nominations, including disclosure of all ownership interests (including derivative interests) and rights to vote any shares of any security of the Company and disclosure regarding the business proposed or director nominee, including a description of any compensation, agreements, arrangements and understandings between the proposing stockholder and the nominee and a description of any agreements, arrangements and understandings between the proposing stockholder and any persons (including their names) in connection with the business proposal, and a signed nominee questionnaire.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     The Compensation Discussion and Analysis (“CD&A”) explains Sunrise Senior Living’s compensation philosophy, objectives and policies for 2008 with respect to our named executive officers. Our named executive officers include the four current and three former executive officers set forth in the table below:

Current	Former
Mark S. Ordan, Chief Executive Officer (1)	Paul J. Klaassen, Chairman of the Board (4)
Richard J. Nadeau, Chief Financial Officer	Michael B. Lanahan, Chairman of Greystone (5)
Daniel J. Schwartz, Senior Vice President — North	Tiffany L. Tomasso, Executive Vice President —
American Operations (2)	European Operations (6)
John F. Gaul, General Counsel (3)

(1)	Mr. Ordan joined the Company as its chief investment and administrative officer in March 2008. On November 1, 2008, Mr. Ordan became our chief executive officer. He also serves as a director of the Company.

(2)	Mr. Schwartz became an executive officer in December 2008.

(3)	On December 9, 2008, the Company and Mr. Gaul entered into a Separation Agreement and General Release memorializing the terms of Mr. Gaul’s previously-reported departure pursuant to his participation in the Company’s voluntary separation program. By mutual agreement of the Company and Mr. Gaul, Mr. Gaul’s employment will terminate on May 1, 2009.

(4)	Effective November 1, 2008, Mr. Klaassen resigned as our chief executive officer. Mr. Klaassen currently serves as the non-executive chairman of the board.

(5)	On March 18, 2009, we completed the sale of our Greystone subsidiaries to two senior Greystone executives, including Mr. Lanahan, and other investors. Accordingly, Mr. Lanahan is no longer employed by us.

(6)	Ms. Tomasso served as our chief operating officer until December 22, 2008. Ms. Tomasso currently serves as executive vice president — European Operations.
     The CD&A outlines the structure and rationale for each element of the named executive officers’ compensation, and provides context for the amounts disclosed in the compensation tables included in this section.
Compensation Philosophy and Objectives
     The focus of this CD&A is on 2008 compensation, as well as compensation decisions made thus far in 2009. In its 2007 Form 10-K filed on July 31, 2008, the Company disclosed a number of remedial measures that it had implemented in response to the investigation by the Special Committee of the Board of Directors. Several of those measures related to the Company’s policies and practices concerning executive compensation, including enhanced procedures with respect to grants of stock options, equity awards and incentive compensation. In order to ensure consistency with such remedial measures and to more closely align with current market and best practices, the Compensation Committee has implemented procedures for structuring and monitoring both cash and equity incentive compensation, and has continued to review and update the Company’s executive compensation procedures and objectives throughout 2008.
     On November 12, 2008, the Compensation Committee formalized and approved a new executive compensation philosophy for the Company to more directly tie executive compensation to the achievement of specific performance goals while continuing to provide competitive compensation opportunities. The guiding principle of the new philosophy is that compensation realized by our executives should generally reflect each executive’s individual skills and experience, as well as the Company’s overall performance against its business plan and changes in stockholder value.
     The key objectives of our executive compensation program as set forth in the new executive compensation philosophy include:

•	Attracting and retaining highly skilled executives who are committed to fulfilling the Company’s mission to champion quality of life for all seniors;

•	Linking compensation opportunity to achievement of the Company’s short- and long-term financial and strategic goals;

•	Creating commonality of interest between management and stockholders by tying compensation realized directly to changes in stockholder value;

•	Maximizing the financial efficiency of the overall executive compensation program from a tax, accounting, and cash flow perspective; and

•	Ensuring compliance with the highest standards of corporate governance.
Impact of Business Environment on Compensation
     Throughout 2008 and continuing into 2009, the Company has faced numerous financial and operational challenges, as more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company’s 2008 Form 10-K filed on March 2, 2009. The Company’s efforts to meet these challenges included, among other things, the sale of its Greystone subsidiary, the cessation of operations at its Trinity subsidiary, and the implementation of aggressive plans to reduce general and administrative expense, including significant headcount reductions. Combined with these headcount reductions, certain additional cost reduction initiatives, including, among others, the elimination of the Company’s matching contributions with respect to our Executive Deferred Compensation Plan and 401(k) Retirement Savings Plan for members of senior management (except for Mr. Lanahan who received a matching contribution under the Greystone 401(k) plan) and the elimination of automobile allowances (effective January 2009), had the effect of reducing the Company’s overall compensation expense, as well as reducing the aggregate benefits and compensation of the named executive officers. The Company also experienced a substantial decline in its stock price in 2008, which had a substantial negative impact on the current market value of outstanding equity awards granted to the named executive officers.
     During this critical period of financial and operational challenges, it is especially important to be able to hire and retain executives with the skill and knowledge base necessary to meet the demands that the Company is facing. Because such talent is critical to the Company’s future, we must be competitive in attracting and retaining our key executives. However, in light of our current financial and operational limitations, we recruit and hire new employees strictly on an as-needed basis. When such a need arises, we seek individuals with experience facing challenges and demands similar to those we now face. These individuals must also satisfy the high standards of ethics and integrity to which we adhere.
Compensation Committee Process
     In early 2008, the Compensation Committee directly engaged a new independent compensation consultant to perform a competitive pay analysis and to consult with the Compensation Committee generally. Throughout 2008 and continuing into 2009, the Compensation Committee reviewed the components and amounts of compensation for our named executive officers in consultation with our independent compensation consultant and based on the recommendations of our chief executive officer in light of the challenging business environment described above. At the same time, we have been implementing policies and procedures, including a new compensation philosophy, to address the remedial measures we adopted in connection with the Special Committee’s investigation.
     In making compensation determinations for 2008, the Compensation Committee took into account its new executive compensation philosophy, its understanding of the best practices for market compensation, the advice of its independent compensation consultant, and recommendations of the chief executive officer, all in the context of the Company’s extraordinary circumstances.
     In support of the new compensation philosophy and in order to structure a compensation program that meets its objectives, the Compensation Committee, with the assistance of its independent compensation consultant, analyzed relevant market data and benchmarked the Company’s compensation practices against those of its peer companies. The changes that have been implemented to date, as well as those that we expect to implement in 2009, are summarized throughout this CD&A.
Role of the Compensation Committee
     The Compensation Committee of our Board of Directors makes all compensation decisions regarding the named executive officers of the Company. The Committee determines the chief executive officer’s compensation and considers the chief executive officer’s recommendations in determining the compensation of the other named executive officers. The Committee is also responsible for approving and overseeing the implementation of the Company’s incentive compensation plans and equity-based plans that are subject to board approval in which directors, the chief executive officer and other executive officers and employees may be participants.
     Each member of the Compensation Committee is an independent non-employee director. During 2008, the members of the Compensation Committee were Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, David I. Fuente, J. Douglas Holladay, Lynn Krominga and William G. Little, some of whom served for only part of the year. Mr. Donohue served as Chair of the Compensation Committee until March 16, 2008. Mr. Callen was appointed Chair of the Compensation Committee on March 16, 2008, but he resigned as a director of the Company on May 22, 2008. Mr. Aprahamian served as a member of the Compensation Committee until March 16, 2008, and his term of office as director expired in November 2008. The current members of the Compensation Committee are Messrs. Fuente, Holladay and Little and Ms. Krominga. On July 15, 2008, Ms. Krominga was appointed the interim Chair of the Compensation Committee, and Chair of the Compensation Committee on February 25, 2009.
Role of the Independent Compensation Consultant
     The Compensation Committee retains an independent outside consultant, Frederic W. Cook & Co. (“FW Cook”), to advise it on executive compensation decisions and plan design. Services provided by FW Cook to the Compensation Committee during 2008 included the following:
•	development of a peer group for compensation benchmarking purposes;

•	assisting with the preparation of this Compensation Discussion and Analysis;

•	assisting in the review of our severance programs;

•	reviewing the employment terms of new executives;

•	conducting a review of competitive compensation levels and practices among relevant benchmarks, including the peer companies and other similarly-sized companies;

•	assisting in the development of the Company’s compensation philosophy;

•	assisting in designing and determining the share reserve for the 2008 Omnibus Stock Incentive Plan, which was approved by stockholders on November 13, 2008; and

•	advising regarding the long-term incentive plan design and structure.
     FW Cook does not provide services to the Company other than those provided to or on behalf of the Compensation Committee. Any material information provided to management by FW Cook is presented to the Compensation Committee. A representative of FW Cook attended six meetings of the Compensation Committee in 2008.
Benchmarking Against Peer Company Compensation
     In setting both short-term and long-term compensation, the Compensation Committee reviewed comparative data on the compensation practices of the peer companies identified with the assistance of FW Cook. This group of peer companies consists of 16 long-term care/healthcare facility operators and real estate and lodging companies that were comparable to the Company in terms of revenues and market capitalization when selected in early 2008. The companies listed below comprised our peer group for 2008.
•	Avatar Holdings, Inc.

•	Bluegreen Corporation

•	Brookdale Senior Living, Inc.

•	Community Health Systems, Inc.

•	Five Star Quality Care, Inc.

•	Forest City Enterprises, Inc.

•	Gaylord Entertainment Company

•	Health Management Associates, Inc.

•	HealthSouth Corporation

•	Kindred Healthcare, Inc.

•	Psychiatric Solutions, Inc.

•	Res-Care, Inc.

•	Starwood Hotels & Resorts Worldwide, Inc.

•	Sun Healthcare Group, Inc.

•	Universal Health Services, Inc.

•	Wyndham Worldwide Corporation
     If information regarding members of our defined peer group is not available or there are insufficient data points, we complement the peer company information with relevant benchmark data from major third-party compensation surveys as provided to us by FW Cook, and have used such data in 2008 as described below. The benchmark data from these surveys do not identify specific companies in the surveys, but reflect compensation levels of groups of companies with annual revenues in the range of $2 billion.
Components of 2008 Executive Compensation
     The primary elements of the Company’s compensation package are listed below, and are comparable to those offered by our peer companies to senior management in our industry and among other public companies: cash compensation in the form of base salary and an annual performance-based bonus, and equity-based compensation. We also offer our executives competitive severance protection and participation in certain retirement plans and health and welfare benefits plans available to all our employees, which are generally consistent with peer companies.

Component	Purpose	Form
Base Salary	Provide market-competitive base compensation to attract and retain highly talented executives	Cash

Annual Incentive and Special Bonus	Motivate executives to achieve superior performance during the year as against measurable targets On occasion, recognize special contributions not reflected in other elements of compensation	Cash

Equity Awards	Motivate executives to achieve and sustain long-term company performance and align executives’ interests with stockholders’ interests

Motivate executives to remain with the Company through potential wealth accumulation

	On occasion, recognize special contributions for individuals we are committed to retaining	Mostly stock options in 2008 (restricted stock, restricted stock units and stock options in prior years)

Perquisites and Benefits	Provide market-competitive compensation components to attract and retain executive talent	Various (as described below)

Deferred Compensation	Provide tax-deferred means to save for retirement through cash deferral or to increase stock ownership through purchases of company stock in deferred accounts	Eligibility to participate in 401(k) plan, Bonus Deferral Program and non-qualified deferred compensation plans
     This section describes each component of our executive compensation package, the way in which the Compensation Committee makes decisions about each component and the philosophy behind each component.
     2008 Base Salaries
     Base salary is a critical element of executive compensation because it provides executives with a specified level of monthly income designed to attract and retain superior managers. The Compensation Committee reviews the base salaries of our named executive officers annually. In conducting its 2008 review, the Compensation Committee considered recommendations presented by management, as well as advice provided by FW Cook on executive salary trends for U.S. industry in general, the healthcare industry and our peer group. The Compensation Committee also assessed each executive’s individual skills, maturity, experience, and overall importance to the Company. Base salaries are generally targeted at the median of competitive practice, although on occasion higher or lower levels may be considered appropriate.

     The Compensation Committee did not increase the salaries of our named executive officers for 2008 in light of the Company’s performance. However, effective November 1, 2008, Mark Ordan was promoted to chief executive officer of the Company and entered into an employment agreement which included an increase in his base salary to reflect his increased duties and responsibilities as our chief executive officer. In addition, on December 18, 2008, the Compensation Committee approved an increase in the base salaries for Messrs. Nadeau and Schwartz which are reflected in their employment agreements entered into in February 2009 and January 2009, respectively. Mr. Nadeau’s salary increase reflected his experience and skill level and responsibilities in resolving the Company’s financial restatement as well as his important role in the implementation of the Company’s remediation plan and ongoing financial and operational restructuring. Mr. Schwartz’s salary increase reflected his increased operational responsibilities and his direct reporting line to the chief executive officer following the change in Ms. Tomasso’s position in December 2008. For a description of the terms of each of Messrs. Ordan’s, Nadeau’s and Schwartz’s employment agreements, see “Employment Agreements” below.
     The following table sets forth the salary adjustments for our named executive officers which occurred during 2008:

Executive	2007 Salary	2008 Salary		% Change
Paul J. Klaassen	$500,000	$500,000		0%
Mark S. Ordan	$—	$650,000	(1)	—
Richard J. Nadeau	$450,000	$500,000	(2)	11.1%
Daniel J. Schwartz	$300,000	$350,000	(3)	16.7%
Michael B. Lanahan (4)	$378,560	$378,560		0%
John F. Gaul	$375,000	$375,000		0%
Tiffany L. Tomasso	$465,000	$350,000	(5)	-24.8%

(1)	Mr. Ordan’s base salary was $465,000 for the period March 19, 2008 to November 1, 2008. Effective November 1, upon becoming chief executive officer, Mr. Ordan’s base salary was increased to $650,000 pursuant to his employment agreement.

(2)	Mr. Nadeau’s base salary was increased effective December 2008 upon approval by the Compensation Committee of the terms of his employment agreement.

(3)	Mr. Schwartz’s base salary was increased to $325,000 in March 2008 (prior to his becoming an executive officer) and increased to $350,000 effective December 2008 upon approval by the Compensation Committee of the terms of his employment agreement.

(4)	On March 18, 2009, we completed the sale of our Greystone subsidiaries to two senior Greystone executives, including Mr. Lanahan, and other investors. Accordingly, Mr. Lanahan is no longer employed by us.

(5)	Ms. Tomasso’s base salary was decreased in December 2008 as a result of the change in her role from chief operating officer to executive vice president — European Operations.
     2008 Annual Incentive and Special Bonuses
     Our named executive officers are eligible to earn annual incentive cash bonuses based on the achievement of measurable performance goals and objectives. In 2008, the Compensation Committee considered multiple design alternatives for its annual incentive program and implemented procedures for determining future bonus awards, setting annual performance targets and reviewing them on a quarterly basis. For 2008, however, it was not feasible to determine specific and measurable goals and objectives due to the challenges facing the Company and the rapidly changing economic and financial environment.
     In November 2008, Mr. Ordan was paid a bonus of $500,000 pursuant to his employment agreement entered into in connection with his promotion to chief executive officer. Such bonus was intended to motivate excellent performance and leadership during an exceptionally turbulent period for the Company. In May 2008, Mr. Nadeau was awarded a special bonus in the form of an equity award with a value of $500,000 recognizing his work on the Company’s restatement of its 2003-2005 financial statements. Mr. Nadeau elected to receive this award as a grant of 44,006 stock options. This award was valued at $500,000 on the date of grant for accounting purposes. In issuing the options, the Company miscalculated the number of shares and awarded Mr. Nadeau an additional 10,388 options. This error has been corrected and the additional options were cancelled in 2009. In addition, in December 2008, Mr. Nadeau received a special bonus of $75,000 in recognition of his leadership to effect the Company becoming current in its periodic report filings with the SEC. In May 2008, Mr. Gaul received a special bonus of $150,000 recognizing his contribution to the completion of the Company’s restatement of its 2003-2005 financial statements.

     The Company has paid no bonuses to officers for 2008 based on the Company’s results. The Compensation Committee approved a $500,000 cash bonus paid to Mr. Ordan pursuant to the terms of his employment agreement. Mr. Ordan has informed the Compensation Committee that he intends to present a recommendation to the Committee at the scheduled May 6, 2009 meeting for bonuses to be paid to certain executive officers based on their exemplary performance during 2008.
     Equity Incentive Compensation
     Our equity incentive compensation program is designed to align the interests of the named executive officers with our stockholders, and to retain the executives by incentivizing them to remain employed through the vesting period of the awards. We historically have granted restricted stock, restricted stock units (as part of our Bonus Deferral Program described below) and/or stock options.
     Bonus Deferral Program
     To encourage greater stock ownership, we maintain a Bonus Deferral Program for the named executive officers (other than Mr. Lanahan who was not eligible to participate in this program). The Bonus Deferral Program provides that executive officers may elect to receive all or a portion of their annual bonus payments, if any, in the form of fully-vested, but deferred, restricted stock units in lieu of cash (such restricted stock units are referred to as “base units”). The “base units” are fully vested on the date the Compensation Committee approves the executive’s bonus for the previous fiscal year. At the time of the deferral election, each executive officer must elect a vesting period from two to four years from the date that the bonus was approved and, based on the period elected, the executive officer will receive an additional number of restricted stock units equal to 20% to 40% of the deferral bonus amount (such additional restricted stock units are referred to as “supplemental units”). The supplemental units, but not the base units, are subject to the vesting period chosen by the executive and will vest in full upon the conclusion of the period (assuming continued employment by the executive). Delivery of the shares of our common stock represented by both the base units and supplemental units is made to the executive officer upon the conclusion of the vesting period applicable to the supplemental units, or the first day of the next open window period under our insider trading policy if the trading window is closed on the vesting date, or, if so elected by the executive, at retirement (as defined in the Bonus Deferral Program), thus further providing a retention incentive to the named executive officers electing to participate in the program. None of our executive officers participated in the Bonus Deferral Program in 2008.
     2008 Equity Awards
     Mr. Ordan joined Sunrise as chief investment and administrative officer in March 2008. At that time, as an incentive to join the Company, Mr. Ordan was granted 240,000 stock options and 164,383 shares of restricted stock. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the date of grant. The options will vest in five equal installments beginning on the first anniversary of the date of grant, subject to continued employment on the applicable vesting date. The restricted stock also vests in five equal installments beginning on the first anniversary of the grant date, subject to continued employment on the applicable vesting date.
     In May 2008, Mr. Nadeau received a grant of 44,006 stock options in recognition of his work on the Company’s restatement of its 2003-2005 financial statements. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the date of grant. The options vested 50% on the date of grant and 50% on December 30, 2008 when the Company became current in its periodic report filings with the SEC.
     In connection with the execution of their employment agreements with Sunrise, each of Messrs. Ordan, Nadeau, and Schwartz was granted retention stock options in November 2008 (in the case of Mr. Ordan) or December 2008 (in the case of Messrs. Nadeau and Schwartz) to acquire 1,500,000, 750,000, and 200,000 shares of our common stock, respectively, under our 2008 Omnibus Incentive Plan. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the date of grant. One-third of the options will vest on each of the first three anniversaries of the date of grant (or in the case of Mr. Ordan, on the first three anniversaries of November 1, 2008, the date that he became our chief executive officer), subject to continued employment on the applicable vesting date.
     The Compensation Committee made the above-described equity awards in connection with the employment agreements to motivate excellent performance during a period of turbulence in the Company’s financial and economic environment. In determining overall compensation for each executive, and in granting certain employment agreements, the Committee considered each executive’s background, experience and both past and potential contributions to the Company, as well as the strong recommendation of the chief executive officer concerning the need to retain such executives during the Company’s critical operating situation. The Committee made a determination to grant stock options rather than other types of equity (for example, restricted stock) for a more efficient use of shares under the 2008 Omnibus Plan and to require stock price appreciation above the exercise price before any gains are realized by the executives. None of the other named executive officers received equity retention awards in 2008.
     Vesting of the option and the restricted stock grants described above accelerate under certain circumstances as more fully described below in “Potential Payments Upon Termination and Change in Control” to Messrs. Ordan, Nadeau and Schwartz.
     On December 23, 2008, the Compensation Committee waived the provision in existing restricted stock award agreements that had deferred vesting until the next open window under the Company’s insider trading policy. The Compensation Committee made this determination since the duration of the Company’s blackout had lasted far longer than was contemplated when this deferral provision was originally drafted and had subjected team members to an extended forfeiture risk that was never intended.
Employment and Separation Agreements
     Certain of the Company’s named executive officers have employment agreements. Mr. Ordan entered into an employment agreement effective November 1, 2008 in connection with his promotion to chief executive officer of the Company. Messrs. Nadeau and Schwartz entered into employment agreements in February 2009 and January 2009, respectively, based on Mr. Ordan’s recommendation to the Compensation Committee regarding the need to provide assurances to key employees during the current operating environment of the Company, and the need for the Company to encourage retention of such employees. For a description of the terms of the executive employment agreements, see “Employment Agreements” below.
     Mr. Klaassen entered into his employment agreement in September 2000, as amended and restated in November 2003 and further amended in March 2008. Effective November 1, 2008, Mr. Klaassen resigned as our chief executive officer and became the Company’s non-executive chairman of the board. Mr. Lanahan entered into his employment agreement in May 2005 in connection with our acquisition of Greystone, which he founded. On March 18, 2009, we completed the sale of our Greystone subsidiaries to two senior Greystone executives, including Mr. Lanahan, and other investors. Accordingly, Mr. Lanahan is no longer employed by us. Neither Mr. Gaul nor Ms. Tomasso is a party to an employment agreement with the Company.
     In December 2008, the Company and Mr. Gaul entered into a separation agreement memorializing the terms of Mr. Gaul’s previously-reported departure pursuant to his participation in the Company’s voluntary separation program. By mutual agreement of the Company and Mr. Gaul, Mr. Gaul’s employment will terminate on May 1, 2009. For additional information regarding these agreements, see the sections entitled “Employment Agreements” and “Potential Payments Upon Termination and Change in Control” below.
Other Compensation
Perquisites
     In 2008, each named executive officer received an automobile allowance other than Mr. Klaassen who received personal use of a Company-owned automobile until March 2008. Except for Mr. Lanahan (whose employment agreement provided an automobile allowance of $12,000), the annual automobile allowance provided to each executive officer was less than $10,000. The Company eliminated car allowances for executives in January 2009. Under Mr. Lanahan’s employment agreement, he also was entitled to certain club membership dues and fees. The Company did not make any matching contributions for executives in 2008 under the Sunrise or Greystone deferred compensation plans. In addition, the Company paid Mr. Ordan’s legal fees of $75,000 incurred in connection with the preparation of his employment agreement.
     During 2008, Mr. Klaassen received supplemental medical and dental insurance for himself and his family. During 2008, he received for himself and Mrs. Klaassen personal use of company aircraft. On March 16, 2008, the Board decided to eliminate any further personal use of the aircraft. Mr. Klaassen used the aircraft for personal purposes on several occasions until September 18, 2008. This matter was brought to the attention of the Board on April 27, 2009 and since Mr. Klaassen had used the aircraft for personal use after March 16, 2008, he paid the Company $110,954 to settle the matter. For additional information, see the Summary Compensation Table and accompanying narrative below.

Sunrise and Greystone Deferred Compensation Plans
     We adopted the Sunrise Senior Living Executive Deferred Compensation Plan in June 2001 (the “Sunrise DCP”). In December 2008, the Sunrise DCP was amended to comply with the deferral election, payment timing and other applicable rules under the final regulations for Section 409A of the Internal Revenue Code. All of our named executive officers were eligible to participate in the Sunrise DCP for 2008. Mr. Schwartz was the only named executive officer who participated in the Sunrise DCP during 2008.
     We adopted the Sunrise DCP to be competitive with other companies with whom we compete for talent and to provide our senior management with enhanced retirement security. Under the Sunrise DCP, the named executive officers may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus. In addition, we may, in our discretion, make a matching contribution to the named executive officer’s account. For 2008, as a result of the Company initiatives to decrease general and administrative expenses, we elected not to make matching contributions.
     For 2008, Mr. Lanahan participated in the Greystone Communities Nonqualified Deferred Compensation Plan, which was adopted on January 1, 2007 (the “Greystone DCP”). Under the Greystone DCP, Mr. Lanahan may elect to defer up to 25% of his annual base salary and up to 100% of his bonuses. Additionally, Greystone, in its discretion, may make additional discretionary contributions to Mr. Lanahan’s account. For 2008, Greystone did not make any matching contributions in an effort to decrease general and administrative expenses. For additional information regarding these plans, see the Nonqualified Deferred Compensation Table and accompanying narrative below. The Greystone DCP was terminated effective March 18, 2009.
Nonqualified Deferred Compensation for Mr. Klaassen
     Mr. Klaassen’s employment agreement provided that, notwithstanding its termination, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation plan, which replaces the split dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement. As of December 31, 2008, we have contributed an aggregate of $1,350,000 into this plan, leaving an aggregate amount of $450,000 to be contributed. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive the principal. For more information on Mr. Klaassen’s non-qualified deferred compensation account established pursuant to his employment agreement, please refer to the Summary Compensation Table, the Nonqualified Deferred Compensation Table, and accompanying narrative below.
Severance and Change in Control Arrangements
     Pursuant to their employment agreements, Messrs. Klaassen and Lanahan were entitled to certain payments and benefits upon their termination of employment. These provisions were negotiated with the executives at the time of entering into the employment agreements (which, for Mr. Lanahan, occurred at the time of our acquisition of Greystone), and were approved by the Compensation Committee as part of each executive’s compensation package in order to retain the executives.
     At the effective date of Mr. Klaassen’s resignation as our chief executive officer, he became entitled under his employment agreement to receive annual payments of $500,000 (which equals his 2008 salary) for three years, beginning on November 1, 2009. In addition, he is entitled to receive medical insurance and supplemental coverage previously provided to him and his family under his employment agreement until he attains or, in the case of his death, would have attained, age 65 (but for his children only through their attainment of age 22). The estimated present value cost of providing such benefit is approximately $415,000. For further information on such post-termination payments, see “Employment Agreements — Paul J. Klaassen Employment Agreement” below.
     In connection with the sale of the Greystone entities on March 18, 2009, Mr. Lanahan’s employment agreement was terminated without any severance payment.
     As discussed above, in November 2008, Mr. Ordan was appointed chief executive officer of the Company and he entered into an employment agreement with the Company. In addition, in December 2008, the Compensation Committee approved employment agreements for each of Messrs. Nadeau and Schwartz. For a description of the terms of Messrs. Nadeau’s and Schwartz’s employment agreement, see “Employment Agreements — Richard J. Nadeau Employment Agreement,” and “— Daniel J. Schwartz Employment Agreement.” Pursuant to their employment agreements, Messrs. Ordan, Nadeau, and Schwartz are entitled to certain payments and benefits upon their termination of employment without cause, by the executive for good reason, or in connection with a change-in-control. Payments and benefits upon termination without cause or by the executive for good reason are intended to provide protection against a termination outside of the executive’s control and to serve as a financial bridge between employment. Payments and benefits upon termination in connection with a change-in-control are designed to encourage executives to focus on the best interests of stockholders by alleviating concerns related to the impact of a change-in-control event on an executive’s personal interests. These provisions were negotiated with the executives at the time of entering into the employment agreements and were approved by the Compensation Committee as part of the entire compensation package to be competitive with other companies and to retain key executives during a time of unusual and intense turbulence for the Company. The Compensation Committee approved, at the request of Mr. Ordan, provisions in each such employment agreement which would entitle the executive to a golden parachute excise tax payment in the event that the executive becomes subject to the golden parachute excise tax, such that the executive is placed in the same after-tax position as if no excise tax had been imposed. However, because of the high marginal cost of gross-up parachute payments if they are only slightly above the maximum amount that the executive could receive without being subject to the golden parachute excise tax, each of the employment agreements provides that, if the aggregate payments that the executive becomes entitled to receive in connection with a change in control exceeds by 10 percent or less the maximum amount that the executive could receive without being subject to the excise tax, then the executive will not receive a gross-up payment and payments otherwise subject to the excise tax will be reduced to the maximum amount that he could receive without being subject to the excise tax. These limited gross-up provisions were granted by the Compensation Committee on an exceptional basis following the recommendation of Mr. Ordan and a detailed discussion of the terms to be used. For additional information regarding these arrangements, including an estimate of the payments these named executives would have been entitled to receive had their employment terminated on December 31, 2008 upon various termination events, see “Potential Payments Upon Termination and Change in Control to Messrs. Ordan, Nadeau and Schwartz” below.
Long-Term Incentive Cash Bonus Plan
     Effective August 23, 2002, the Company adopted the Long-Term Incentive Cash Bonus Plan (the “LTIC Bonus Plan”) to provide incentives to certain key officers and other Sunrise employees to contribute to the success of our international joint ventures, PS UK and PS Germany. The LTIC Bonus Plan links the payment of cash bonuses to the distribution of cash to Sunrise by SUNCO (our wholly owned limited liability company which participates in PS UK and PS Germany) with respect to SUNCO’s interest in PS UK and PS Germany. A separate bonus pool was established under the LTIC Bonus Plan in respect of each of PS UK and PS Germany. Each participant in the LTIC Bonus Plan was granted a percentage interest in the applicable bonus pool funded by cash distributed to Sunrise by SUNCO.
     Bonuses that become payable under the LTIC Bonus Plan are funded by cash distributed to Sunrise by SUNCO with respect to SUNCO’s interests in PS UK and PS Germany. Under the LTIC Bonus Plan, no bonus amounts will be paid to any participant unless and until Sunrise Senior Living Investments, Inc., a wholly-owned subsidiary of Sunrise (“SSLII”) and partner in PS UK and PS Germany, receives distributions from PS UK and PS Germany of available cash (i.e., cash from operations or cash from capital transactions) sufficient to provide SSLII with a return of (i) its capital contributions to PS UK and PS Germany and (ii) any party loans made by SSLII to PS UK and PS Germany, in each case as of the initial distribution of available cash to SSLII.
     The LTIC Bonus Plan does not specify thresholds or maximum payout amounts.
     In December 2008, the LTIC Bonus Plan was amended to provide for a specific payment schedule for the amounts credited to a participant’s bonus account so that the payments are exempt from Section 409A of the Internal Revenue Code or, if Section 409A is applicable, the plan meets the payment timing rules under Section 409A.
     As previously disclosed, Ms. Tomasso was awarded a 12.5% bonus interest in both the PS UK and PS Germany bonus pools under the LTIC Bonus Plan when the plan was originally adopted effective August 2002. Her interest is 100% vested. As also previously disclosed, Mr. Gaul was awarded a 4% bonus interest in both the PS UK and PS Germany bonus pools under the LTIC Bonus Plan in March 2007. Mr. Gaul’s interest is currently 20% vested and will become 100% vested upon his separation from the Company pursuant to the terms of his separation agreement. In November 2008, the bonus distribution threshold described above was deemed to have been satisfied with respect to cash distributions received by Sunrise from SUNCO in 2007 and 2008 with respect to SUNCO’s interest in PS UK and, as a result, bonuses for 2008 were made to participants in the plan, including to Ms. Tomasso and Mr. Gaul. The earned bonus amounts for 2008 for Mr. Gaul and Ms. Tomasso relating thereto are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Recoupment Policy
     In July 2008, the Board adopted a written policy that would enable the Compensation Committee to recoup any bonus and excess compensation payments to officers in the event of a restatement that reduces earnings for the period in which the payments were made, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. Similarly, the employment agreements entered into by the named executive officers contain a provision in which that officer agrees to return, at the request of the Company, any bonus or excess compensation in the event of a restatement that reduces earnings, regardless of whether the officer engaged in inappropriate conduct, if bonus awards were tied in any way to achievement of certain earnings targets. These rights are in addition to any other rights or remedies that the Company may have, including under the Company’s recoupment policy. Specifically, the employment agreements with Messrs. Ordan, Nadeau and Schwartz provide that in the event of a restatement of the Company’s consolidated financial statements that reduces previously reported net income or increases previously reported net loss, the Company will have the right to take appropriate action to recoup from the executive any portion of any bonus and other equity or non-equity compensation received by him the grant of which was tied to the achievement of one or more specific earnings targets with respect to the period for which such financial statements are or will be restated, regardless of whether he engaged in any misconduct or was at fault or responsible in any way for causing the restatement, if, as a result of such restatement, he otherwise would not have received such bonus or other compensation (or portion thereof).
Compensation Deductibility Policy
     Under Section 162(m) of the Internal Revenue Code, and applicable Treasury regulations, including a recent interpretive position issued by the Internal Revenue Service, no deduction is allowed for annual compensation in excess of $1 million paid by a publicly traded corporation to its chief executive officer and the three other most highly compensated officers (other than the Chief Financial Officer). Under those provisions, however, there is no limitation on the deductibility of “qualified performance-based compensation.” The Company’s policy is to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m), recognizing that prevailing circumstances may require exceptions to such policy within the discretion of the Compensation Committee.
Advancement of Expenses
     The Company has also advanced attorneys’ fees and expenses for current and former officers and directors in connection with the previously disclosed putative stockholder class and derivative actions and the investigation by the SEC pursuant to the Company’s obligations under the indemnification and advancement of expense provisions of the Company’s bylaws and indemnification agreements with certain of such officers and directors.
REPORT OF COMPENSATION COMMITTEE
     The Compensation Committee of the Board of Directors has reviewed and discussed the preceding Compensation Discussion and Analysis with the Company’s management and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
COMPENSATION COMMITTEE
Lynn Krominga, Chair
David I. Fuente
J. Douglas Holladay
William G. Little

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position(s)	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)	($)(5)	($)

Paul J. Klaassen	2008	$440,385	$—	$(1,204,532)	$—	$—	$—	$1,678,853	$914,706
Non-Executive Chairman of the Board (6)	2007	501,923	—	388,653	—	—	—	888,698	1,779,274
	2006	501,923	—	840,925	—	—	—	686,476	2,029,324

Mark S. Ordan	2008	399,019	500,000	500,000	462,231	—	—	82,373	1,943,623
Chief Executive Officer and Director(7)	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—

Richard J. Nadeau	2008	455,962	—	600,000	505,979	75,000	—	—	1,636,941
Chief Financial Officer	2007	145,385	112,500	100,000	—	—	—	48,225	406,110
	2006	—	—	—	—	—	—	—	—

Daniel J. Schwartz	2008	323,077	—	133,661	1,594	—	—	—	458,332
Senior Vice President, North American Operations(8)	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—

Michael B. Lanahan	2008	378,560	—	—	—	—	—	40,009	418,569
Chairman of Greystone (9)	2007	378,560	378,560	317,231	—	—	—	54,702	1,129,053
	2006	364,000	364,000	634,410	—	—	—	38,320	1,400,730

John F. Gaul	2008	377,885	150,000	33,156	—	568,143	—	—	1,129,184
General Counsel(10)	2007	362,019	—	96,624	—	—	—	2,683	461,326
	2006	—	—	—	—	—	—	—	—

Tiffany L. Tomasso	2008	468,577	—	205,105	—	2,001,172	—	—	2,674,854
Executive Vice President — European Operations (11)	2007	452,365	—	374,851	—	—	—	3,375	830,591
	2006	388,846	292,500	505,690	106,862	—	—	11,415	1,305,313

(1)	In November 2008, Mr. Ordan was paid a bonus of $500,000 pursuant to his employment agreement entered into in connection with his promotion to chief executive officer. In May 2008, Mr. Gaul received a special bonus of $150,000 recognizing his contribution to the completion of the Company’s restatement of its 2003-2005 financial statements. The Company has paid no bonuses to officers for 2008 based on the Company’s results. The Compensation Committee approved a $500,000 cash bonus paid to Mr. Ordan pursuant to the terms of his employment agreement. Mr. Ordan has informed the Compensation Committee that he intends to present a recommendation to the Committee at the scheduled May 6, 2009 meeting for bonuses to be paid to certain executive officers based on their exemplary performance during 2008.

(2)	This column represents the dollar amount recognized for financial statement purposes in accordance with SFAS 123R with respect to a restricted stock award made to Mr. Ordan in March 2008, a restricted stock award made to Mr. Nadeau in November 2007, a restricted stock unit award made to Ms. Tomasso in March 2006 under the Bonus Deferral Program and restricted stock awards made to Messrs. Schwartz, Lanahan and Gaul and Ms. Tomasso in prior fiscal years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in 2006, 2007 and 2008 in computing the dollar amount recognized for financial statement reporting purposes, refer to Note 15 to our Consolidated Financial Statements included in Item 8 to our 2008 Form 10-K. For Mr. Klaassen, the amount shown for 2008 represents the reversal of the 2007 and 2006 SFAS 123R compensation expense for 36,654 shares of restricted stock and 33,487 restricted stock units awarded to him for the years 2003-2005 that

Mr. Klaassen surrendered to the Company for cancellation in March 2008. On December 23, 2008, the Compensation Committee waived the provision regarding deferred vesting of restricted stock held by employees for which vesting had been deferred in 2007 and 2008 pursuant to the terms of the related award agreement until the next open window under the Company’s insider trading policy, including shares of restricted stock held by Messrs. Nadeau, Schwartz, Lanahan, Gaul and Ms. Tomasso for 17,714, 11,208, 37,000, 34,558 and 96,392 shares, respectively. In addition, Mr. Ordan’s employment agreement entered into on November 13, 2008 provides for acceleration of the unvested portion of his March 2008 restricted stock award upon various triggering events in accordance with the provisions of his employment agreement or the award agreement, if more generous. See “Employment Agreements —Mark S. Ordan Employment Agreement” and “Potential Payments Upon Termination and Change in Control to Messrs. Ordan, Nadeau and Schwartz — Mr. Ordan — Acceleration of Vesting of Equity Awards” below for additional information. There was no incremental SFAS 123R expense for either the acceleration of the vesting of the restricted stock for which vesting had been deferred or for the modification of the vesting acceleration terms of Mr. Ordan’s March 2008 restricted stock award.

(3)	This column represents the aggregate dollar amount recognized for financial statement purposes in accordance with SFAS 123R with respect to a stock option granted to Mr. Nadeau in May 2008 and stock options granted to Messrs. Ordan, Nadeau and Schwartz in December 2008 and Ms. Tomasso in prior years. In May 2008, Mr. Nadeau was awarded a special bonus in the form of an equity award with a value of $500,000 recognizing his work on the Company’s restatement of its 2003-2005 financial statements. Mr. Nadeau elected to receive this award as a grant of 44,006 stock options. This award was valued at $500,000 on the date of grant for accounting purposes. In issuing the options, the Company miscalculated the number of shares and awarded Mr. Nadeau an additional 10,388 options. This error has been corrected and the additional options were cancelled in 2009. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting provisions. In addition, Mr. Ordan’s employment agreement entered into on November 13, 2008 provides for acceleration of the unvested portion of his March 2008 option awards upon various triggering events in accordance with the provisions of his employment agreement or the award agreements, if more generous. See “Employment Agreements — Mark S. Ordan Employment Agreement” and “Potential Payments Upon Termination and Change in Control to Messrs. Ordan, Nadeau and Schwartz” — Mr. Ordan — Acceleration of Vesting of Equity Awards” below for additional information. There was no incremental SFAS 123R expense for modification of the vesting acceleration terms.

(4)	The amount shown in this column for Mr. Nadeau represents a special bonus of $75,000 in recognition of his leadership to effect the Company becoming current in its periodic report filings with the SEC. The amounts shown for Mr. Gaul and Ms. Tomasso represent earned amounts for 2008 in respect of their interests in the PS UK bonus pool under our LTIC Bonus Plan. See Grants of Plan-Based Awards table below for additional information on Mr. Gaul and Ms. Tomasso’s interests in this plan.

(5)	The amounts in this column for 2008 consist of:

Perquisites (if total perquisites are $10,000 or more)
					Payment		Loss		Paid or
		Personal Use	Suppl.	Use of Company	of	Club Dues	on Deferred		Accrued Post-
	401(k)	of Company	Medical	Car/Auto	Legal	and	Comp.		Termination of
Name	Match	Aircraft	Insur.	Allowance	Fees	Fees	Account		Empl. Payments	Total

Paul J. Klaassen	$—	$184,281 (a)	$750	$48,260 (b)	$—	$—	$(469,876	)(c)	$1,915,438 (d)	$1,678,853
Mark S. Ordan	—	—	—	7,130	75,000 (e)	—	—		—	82,130
Richard J. Nadeau	—	—	—	—	—	—	—		—
Daniel J. Schwartz	—	—	—	—	—	—	—		—	—
Michael B. Lanahan	3,785	—	—	13,200	—	23,024	—			40,009
John F. Gaul	—	—	—	—	—	—	—		—	—
Tiffany L. Tomasso	—	—	—	—	—	—	—		—	—

(a)	Consists of $184,281 for personal use by Mr. and Mrs. Klaassen of aircraft in which the Company has fractional ownership interests. This number represents the variable operating costs of the flights for that personal travel (for example, hourly charges, fuel adjustment costs, landing fees, catering charges and ground transportation). In addition, the Company incurred fixed costs for the aircraft (i.e. the monthly management fees for flight crews, aircraft maintenance, storage and other fixed program costs and book depreciation expenses relating to the purchase price paid by the Company for the fractional interests). The latter charges are incurred whether or not the aircraft is flown. On March 16, 2008, the Board decided to eliminate any further personal use of the aircraft. Mr. Klaassen used the aircraft for personal purposes on several occasions until September 18, 2008. This matter was brought to the attention of the Board on April 27, 2009 and since Mr. Klaassen had used the aircraft for personal use after March 16, 2008, he paid the Company $110,954 to settle the matter. The remaining amount of $73,331 represents the variable portion of aircraft use by Mr. and Mrs. Klaassen for the period prior to March 16, 2008.

(b)	Consists of $48,260 representing the use of a Company car by Mr. Klaassen until March 2008. We calculated the cost of the personal use of the automobile by adding the 2008 insurance premium and the depreciation expense we recorded in our 2008 financial statements relating to the automobile and the loss we incurred when the automobile was sold in May 2008.

(c)	Represents the 2008 loss recorded on investments in a non-qualified deferred compensation account established for Mr. Klaassen pursuant to a prior employment agreement. See “Employment Agreements —Paul J. Klaassen Employment Agreement” and “Nonqualified Deferred Compensation” for additional information.

(d)	Consists of the following amounts and benefits which Mr. Klaassen became entitled to receive under his employment agreement as a result of this resignation as our chief executive officer effective November 1, 2008: (i) annual payments of his 2008 salary of $500,000 for three years, beginning on November 1, 2009, and (ii) medical and supplemental insurance coverage for Mr. Klaassen and his family until he attains or, in the case of his death, would have attained, age 65 (but for his children only through their attainment of age 22) at an estimated present value cost of $415,438. See “ Employment Agreements —Paul J. Klaassen Employment Agreement” for additional information.

(e)	Represents legal fees paid by the Company to Mr. Ordan’s counsel in connection with the preparation of Mr. Ordan’s employment agreement.

(6)	From January 2008 to March 2008, Mr. Klaassen served as our chairman of the board and chief executive officer. In March 2008, he resigned as chairman of the board (but remained as a director of the Company) and continued to serve as our chief executive officer. Effective November 1, 2008, he resigned as our chief executive officer. At such time, he assumed the position of non-executive chairman of the board.

(7)	Mr. Ordan joined the Company as our chief investment and administrative officer in March 2008. On November 1, 2008, Mr. Ordan became our chief executive officer. He also serves as a director of the Company.

(8)	Mr. Schwartz became an executive officer in December 2008.

(9)	On March 18, 2009, we completed the sale of our Greystone subsidiary and Mr. Lanahan ceased to be employed by us. He did not receive any severance in connection with his termination of employment.

(10)	On December 9, 2008, the Company and Mr. Gaul entered into a Separation Agreement and General Release memorializing the terms of Mr. Gaul’s previously-reported departure pursuant to his participation in the Company’s voluntary separation program. By mutual agreement of the Company and Mr. Gaul, Mr. Gaul’s employment will terminate on May 1, 2009. See “Payments Due Mr. Gaul Upon Termination of Employment” for information regarding amounts and benefits due Mr. Gaul under his Separation Agreement following his termination of employment.

(11)	Until December 22, 2008, Ms. Tomasso served as our chief operating officer.

GRANTS OF PLAN-BASED AWARDS

						All Other
						Stock	All Other		Grant Date
						Awards:	Option		Fair
						Number of	Awards:		Value of
						Shares	Number of	Exercise/	Stock
			Estimated Possible Payouts Under			of Stock	Securities	Base Price	and
			Non-Equity Incentive Plan Awards			or	Underlying	of	Option
	Grant		Threshold	Target	Maximum	Units	Options	Option Awards	Awards
Name	Date		($)	($)	(#)	(#)	($)	($/Share)	($)(1)

Paul J. Klaassen	—		$—	$—	—	—	$—	$—	$—

Mark S. Ordan	3/19/08		—	—	—	164,383 (2)	—	—	2,999,990
	3/19/08						240,000 (3)	18.25	2,688,840
	11/13/08						1,500,000 (4)	0.92	875,850
	11/13/08	(5)

Richard J. Nadeau	5/06/08		—	—	—	—	44,006 (7)	22.42	500,000
	12/23/08		—	—	—	—	750,000 (4)	1.37	729,375
	12/23/08	(6)

Daniel J. Schwartz	12/23/08		—	—	—	—	200,000 (4)	1.37	194,500
	12/23/08	(6)

Michael B. Lanahan	12/23/08	(6)	—	—	—	—	—	—	—

John F. Gaul	12/23/08	(6)	—	—	—	—	—	—	—

Tiffany L. Tomasso	12/23/08	(6)	—	—	—	—	—	—	—

(1)	Amount represents the full grant date fair value of the stock and option awards, as determined in accordance with SFAS 123R.

(2)	These shares of restricted stock were granted under our 2003 Stock Option and Restricted Stock Plan, as amended.

(3)	Of such options, options for 62,548 shares were granted under our 1996 Non-Incentive Stock Option Plan, as amended, options for 41,500 shares were granted under our 1997 Stock Option Plan, as amended and options for 135,952 shares were granted under the 2001 Stock Option Plan, as amended.

(4)	These options were granted under our 2008 Omnibus Incentive Plan.

(5)	Mr. Ordan’s employment agreement entered into on November 13, 2008 provides for the acceleration of vesting of the unvested portion of his March 19, 2008 restricted stock award and his March 19, 2008 stock option awards upon various triggering events in accordance with the provisions of his employment agreement or the individual award agreement, if more generous. See “Employment Agreements — Mr. Ordan Employment Agreement” and “Potential Payments Upon Termination and Change in Control to Messrs. Ordan, Nadeau and Schwartz — Mr. Ordan — Acceleration of Vesting of Equity Awards” below for additional information. There was no incremental SFAS 123R expense for the modification of the vesting acceleration provisions of these awards.

(6)	On December 23, 2008, the Compensation Committee waived the provision regarding deferred vesting of restricted stock held by employees for which vesting had been deferred in 2007 and 2008 pursuant to the terms of the related award agreement until the next open window under the Company’s insider trading policy, including shares of restricted stock held by Messrs. Nadeau, Schwartz, Lanahan, Gaul and Ms. Tomasso for 17,714, 11,208, 37,000, 34,558 and 96,392 shares, respectively. There was no incremental SFAS 123R expense for the acceleration of vesting of these shares of restricted stock.

(7)	These options were granted under our 1998 Stock Option Plan, as amended.

Employment Agreements
     We have entered into employment agreements with each of Messrs. Ordan, Nadeau and Schwartz, effective November 13, 2008, February 25, 2009 and January 16, 2009, respectively. In addition, we had entered into an employment agreements with Mr. Klaassen in November 2003, as amended in March 2008, and with Mr. Lanahan in May 2005. Mr. Klaassen’s employment terminated effective November 1, 2008 and Mr. Lanahan’s employment terminated on March 18, 2009. Mr. Klaassen continues to serve as a director of the Company and was appointed non-executive chairman of our Board upon his resignation as chief executive officer.
Paul J. Klaassen Employment Agreement
     In November 2003, the Company entered into an amended and restated employment agreement with Mr. Klaassen under which Mr. Klaassen served as our chairman and chief executive officer. On March 16, 2008, his employment agreement was amended to provide that he was employed as our chief executive officer instead of as our chairman and chief executive officer. Effective November 1, 2008, Mr. Klaassen resigned as our chief executive officer. He remains a director of the Company and was appointed non-executive chairman of our Board.
     Mr. Klaassen’s employment agreement was initially for five years, commencing on November 13, 2003, subject to automatic annual extension for a one-year period to maintain a rolling five year term, unless earlier terminated. The employment agreement provided for an initial annual base salary of $450,000, subject to annual adjustment based on performance, as determined by the Compensation Committee. The employment agreement also provided that Mr. Klaassen was eligible for an annual bonus based upon the achievement of performance goals established by the Compensation Committee. In addition, pursuant to the employment agreement, Mr. Klaassen was entitled to an automobile reasonably acceptable to him and the Compensation Committee (or an automobile allowance as determined by the Compensation Committee). Mr. Klaassen was also entitled to payment or reimbursement of other benefits or expenses, such as executive air travel and health club or other membership fees or dues, as approved by the Compensation Committee.
     In addition, Mr. Klaassen and his family were entitled to medical insurance from the Company in accordance with the Company’s policies. Mr. Klaassen also was entitled to fully-insured executive medical, dental and vision plan coverage providing supplemental coverage for him and his family for those items not covered under our general health plan for employees, and to continuation of such coverage, notwithstanding any termination of his employment agreement for any reason, until he reaches or would have reached age 65 (in the case of his children, through age 22). Pursuant to the terms of the policy, the maximum insurance benefit available to Mr. Klaassen and his family under this supplemental coverage is $10,000 per occurrence up to a family maximum of $100,000.
     Mr. Klaassen’s employment agreement also provided that, notwithstanding any termination of the employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000, into a non-qualified deferred compensation account, which replaced split-dollar life insurance coverage that was required by Mr. Klaassen’s prior employment agreement entered into in September 2000. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining principal.
     Under his employment agreement, at the effective date of Mr. Klaassen’s resignation as our chief executive officer, he is entitled to receive annual payments of his 2008 salary of $500,000 for three years, beginning on November 1, 2009. In addition, he is entitled to receive medical insurance and supplemental coverage previously provided to him and his family under his employment agreement until he attains or, in the case of his death, would have attained, age 65 (but for his children only through their attainment of age 22).
     See the “Summary Compensation Table” above for information on the amounts paid or accrued to Mr. Klaassen pursuant to his employment agreement during 2008, including as a result of his termination of employment effective November 1, 2008. For more information regarding his non-qualified deferred compensation account established pursuant to his employment agreement, see the “Nonqualified Deferred Compensation” table, and accompanying narrative, below.
Mark S. Ordan Employment Agreement
     On November 13, 2008, we entered into an employment agreement with Mark S. Ordan as our chief executive officer. The employment agreement provides for a three-year employment term commencing November 1, 2008, the date Mr. Ordan became our chief executive officer, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.

     Under the employment agreement, Mr. Ordan will receive an annual base salary of $650,000 per year, and for fiscal years beginning in 2009 will be eligible for an annual bonus under our annual incentive plan in a target amount equal to 150 percent of his annual base salary (although the actual annual bonus paid to Mr. Ordan may range from 0 to 300 percent of his annual base salary, based upon the level of achievement of performance goals established by the Compensation Committee and ratified by the Board of Directors within the first 90 days of such fiscal year in good faith after consultation with Mr. Ordan). For our 2008 fiscal year, Mr. Ordan is entitled to receive an annual bonus of not less than $500,000 pursuant to the employment agreement, which minimum amount was paid on November 14, 2008. Any additional bonus for the 2008 fiscal year is within the discretion of the Compensation Committee.
     Under his employment agreement, Mr. Ordan is eligible to participate in all long-term cash and equity incentive programs generally applicable to our other senior executives. Pursuant to the employment agreement, on November 13, 2008, Mr. Ordan was granted a promotion award of 1,500,000 stock options under our 2008 Omnibus Incentive Plan. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on November 13, 2008. One-third of the options will vest on each of November 1, 2009, 2010 and 2011, subject to Mr. Ordan’s continued employment on the applicable vesting date.
     Pursuant to Mr. Ordan’s employment agreement and our recoupment policy, any incentive or equity compensation paid to Mr. Ordan will be subject to recoupment in the event of a restatement of the our consolidated financial statements, to the extent such compensation would not otherwise have been received based on the restated financial statements.
     During the employment period, Mr. Ordan is entitled to participate in all executive and employee benefit plans and programs on the same basis as provided generally to our other senior executives, including welfare and fringe benefits and expense reimbursement. In addition, Mr. Ordan and his dependents will be entitled to an executive medical and dental insurance plan providing supplemental first-dollar coverage at our expense to the extent not covered under our general health plans (for example, prescriptions, orthodontia, eye surgery or other coverages which may be excluded from the group health plan). Mr. Ordan did not elect such coverage for 2008 but is expected to do so for 2009. Pursuant to the employment agreement, the Company has also agreed to fully indemnify Mr. Ordan for any liability to the fullest extent applicable to any other officer or director of the Company. In addition, the Company has agreed to continue and maintain, at the Company’s sole expense, a directors’ and officers’ liability insurance policy covering Mr. Ordan both during and, while potential liability exists, after his employment period that is no less favorable than the policy covering active directors and senior officers of the Company from time to time.
     Pursuant to the employment agreement, Mr. Ordan has agreed to be subject to covenants of non-competition and non-solicitation of our employees and customers during his employment and for a period of two years thereafter (provided that the non-competition covenant will be reduced to six months if Mr. Ordan’s employment terminates at the end of the term as a result of non-renewal by us), and to perpetual duties of confidentiality and non-disparagement.
     In addition, Mr. Ordan’s employment agreement provides for severance and change in control payments upon certain triggering events and provides for the acceleration of vesting of existing equity awards held by him in accordance with the provisions of the employment agreement or the individual award agreement, if more generous. For a discussion of the payments and benefits payable to Mr. Ordan in the event of his termination of employment under his employment agreement, see “Potential Payments Upon Termination and Change in Control” below.
     Pursuant to his employment agreement, the Company also agreed to pay directly to Mr. Ordan’s attorneys and advisors up to $75,000 in respect of attorneys’ and other outside advisors’ fees incurred by him with respect to the preparation of his employment agreement, which amount is included in the “All Other Compensation” column in the Summary Compensation Table above.
Richard J. Nadeau Employment Agreement
     On February 25, 2009, we entered into an employment agreement with Richard J. Nadeau as our chief financial officer. The employment agreement provides for a three-year employment term commencing February 25, 2009, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.
     Under the employment agreement, Mr. Nadeau will receive an annual base salary of $500,000 per year and will be eligible for an annual bonus under our annual incentive plan in a target amount equal to 100 percent of his annual base salary (although the actual annual bonus paid to Mr. Nadeau may range from 0 to 150 percent of his annual base salary, based upon actual performance of the Company and Mr. Nadeau).
     Under his employment agreement, Mr. Nadeau is eligible to participate in all long-term cash and equity incentive programs generally applicable to our other senior executives. In connection with the employment agreement, on December 23, 2008, Mr. Nadeau was granted a retention award of 750,000 stock options under our 2008 Omnibus Incentive Plan. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the date of grant. One-third of the options will vest on each of the first three anniversaries of the date of grant, subject to Mr. Nadeau’s continued employment on the applicable vesting date.
     Pursuant to Mr. Nadeau’s employment agreement and our recoupment policy, any incentive or equity compensation paid to Mr. Nadeau will be subject to recoupment in the event of a restatement of the our consolidated financial statements, to the extent such compensation would not otherwise have been received based on the restated financial statements.
     During the employment period, Mr. Nadeau is entitled to participate in all executive and employee benefit plans and programs on the same basis as provided generally to our other senior executives, including welfare and fringe benefits and expense reimbursement.
     Pursuant to the employment agreement, the Company has also agreed to fully indemnify Mr. Nadeau for any liability to the fullest extent applicable to any other officer or director of the Company. In addition, the Company has agreed to continue and maintain, at the Company’s sole expense, a directors’ and officers’ liability insurance policy covering Mr. Nadeau both during and, while potential liability exists, after his employment period that is no less favorable than the policy covering active directors and senior officers of the Company from time to time.
     Pursuant to the employment agreement, Mr. Nadeau agreed to be subject to covenants of non-competition and non-solicitation of our employees and customers during his employment and for a period of two years thereafter (provided that the non-competition covenant will be reduced to six months if Mr. Nadeau’s employment terminates at the end of the term as a result of non-renewal by us), and to perpetual duties of confidentiality and non-disparagement.
     In addition, Mr. Nadeau’s employment agreement provides for severance and change in control payments upon certain triggering events and provides for the acceleration of vesting of existing equity awards held by him in accordance with the provisions of the employment agreement or the individual award agreement, if more generous. For a discussion of the payments and benefits payable to Mr. Nadeau in the event of his termination of employment under his employment agreement, see “Potential Payments Upon Termination and Change in Control” below.
Daniel J. Schwartz Employment Agreement
     On January 16, 2009, we entered into an employment agreement with Daniel J. Schwartz as our senior vice president, operations. The employment agreement provides for a three-year employment term commencing January 16, 2009, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.
     Under the employment agreement, Mr. Schwartz will receive an annual base salary of $350,000 per year and will be eligible for an annual bonus under our annual incentive plan in a target amount equal to 100 percent of his annual base salary (although the actual annual bonus paid to Mr. Schwartz may range from 0 to 150 percent of the target bonus, depending on actual performance of the Company and Mr. Schwartz).
     Under his employment agreement, Mr. Schwartz is eligible to participate in all long-term cash and equity incentive programs generally applicable to our other senior executives. In connection with the employment agreement, on December 23, 2008, Mr. Schwartz was granted a retention award of 200,000 stock options under our 2008 Omnibus Incentive Plan. The options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the date grant. One-third of the options will vest on each of the first three anniversaries of the date of grant, subject to Mr. Schwartz’s continued employment on the applicable vesting date.
     Pursuant to Mr. Schwartz’s employment agreement and our recoupment policy, any incentive or equity compensation paid to Mr. Schwartz will be subject to recoupment in the event of a restatement of the our consolidated financial statements, to the extent such compensation would not otherwise have been received based on the restated financial statements.

     During the employment period, Mr. Schwartz is entitled to participate in all executive and employee benefit plans and programs on the same basis as provided generally to our other senior executives, including welfare and fringe benefits and expense reimbursement. Pursuant to the employment agreement, the Company has also agreed to fully indemnify Mr. Schwartz for any liability to the fullest extent applicable to any other officer or director of the Company. In addition, the Company has agreed to continue and maintain, at the Company’s sole expense, a directors’ and officers’ liability insurance policy covering Mr. Schwartz both during and, while potential liability exists, after his employment period that is no less favorable than the policy covering active directors and senior officers of the Company from time to time.
     Pursuant to the employment agreement, Mr. Schwartz agreed to be subject to covenants of non-competition and non-solicitation of our employees and customers during his employment and for a period of two years thereafter (provided that the non-competition covenant will be reduced to six months if Mr. Schwartz’s employment terminates at the end of the term as a result of non-renewal by us), and to perpetual duties of confidentiality and non-disparagement.
     In addition, Mr. Schwartz’s employment agreement provides for severance and change in control payments upon certain triggering events and provides for the acceleration of vesting of existing equity awards held by him in accordance with the provisions of the employment agreement or the individual award agreement, if more generous. For a discussion of the payments and benefits payable to Mr. Schwartz in the event of his termination of employment under his employment agreement, see “Potential Payments Upon Termination and Change in Control” below.
Michael B. Lanahan Employment Agreement
     In May 2005, we entered into an employment agreement with Mr. Lanahan pursuant to which Mr. Lanahan served as chairman of Greystone, a division of Sunrise. Mr. Lanahan’s employment agreement had a four-year term, commencing on May 10, 2005, and was subject to extension upon mutual agreement of the parties, unless earlier terminated.
     The employment agreement provided for an initial annual base salary of $350,000, subject to annual adjustment based on performance, as determined by the Compensation Committee. The employment agreement also provided for payment of an annual bonus in an amount up to 100% of his annual base salary based upon the achievement of objectives established by the Compensation Committee, and provided that the Compensation Committee has discretion to grant an additional bonus based on his performance. In addition, pursuant to the employment agreement, Mr. Lanahan was entitled to an automobile allowance of $12,000 and to payment of certain club membership dues and fees.
     Mr. Lanahan’s employment agreement also provided for certain payments upon termination of employment and change in control. In connection with the sale of the Greystone entities on March 18, 2009, Mr. Lanahan’s employment agreement was terminated without any severance payment.
     See the “Summary Compensation Table” above for information on the amounts paid to Mr. Lanahan pursuant to his employment agreement during 2008.
LTIC Bonus Plan
     Effective August 23, 2002, the Company adopted the LTIC Bonus Plan to provide incentives to certain key officers and other Sunrise employees to contribute to the success of our international joint ventures, PS UK and PS Germany. The LTIC Bonus Plan links the payment of cash bonuses to the distribution of cash to Sunrise by SUNCO (our wholly owned limited liability company which participates in PS UK and PS Germany) with respect to SUNCO’s interest in PS UK and PS Germany. A separate bonus pool was established under the LTIC Bonus Plan in respect of each of PS UK and PS Germany. Each participant in the LTIC Bonus Plan was granted a percentage interest in the applicable bonus pool funded by cash distributed to Sunrise by SUNCO.
     Bonuses that become payable under the LTIC Bonus Plan are funded by cash distributed to Sunrise by SUNCO with respect to SUNCO’s interests in PS UK and PS Germany. Under the LTIC Bonus Plan, no bonus amounts will be paid to any participant unless and until SSLII and partner in PS UK and PS Germany, receives distributions from PS UK and PS Germany of available cash (i.e., cash from operations or cash from capital transactions) sufficient to provide SSLII with a return of (i) its capital contributions to PS UK and PS Germany and (ii) any party loans made by SSLII to PS UK and PS Germany, in each case as of the initial distribution of available cash to SSLII.

     The LTIC Bonus Plan does not specify thresholds or maximum payout amounts.
     In December 2008, the LTIC Bonus Plan was amended to provide for a specific payment schedule for the amounts credited to a participant’s bonus account so that the payments are exempt from Section 409A of the Internal Revenue Code or, if Section 409A is applicable, the plan meets the payment timing rules under Section 409A.
     As previously disclosed, Ms. Tomasso was awarded a 12.5% bonus interest in both the PS UK and PS Germany bonus pools under the LTIC Bonus Plan when the plan was originally adopted effective August 2002. Her interest is 100% vested. As also previously disclosed, Mr. Gaul was awarded a 4% bonus interest in both the PS UK and PS Germany bonus pools under the LTIC Bonus Plan in March 2007. Mr. Gaul’s interest is currently 20% vested and will become 100% vested upon his separation from the Company pursuant to the terms of his separation agreement. In November 2008, the bonus distribution threshold described above was deemed to have been satisfied with respect to cash distributions received by Sunrise from SUNCO in 2007 and 2008 with respect to SUNCO’s interest in PS UK and, as a result, bonuses for 2008 were made to participants in the plan, including to Ms. Tomasso and Mr. Gaul. The earned bonus amounts for 2008 for Mr. Gaul and Ms. Tomasso relating thereto are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
									Equity
									Incentive	Equity
			Equity						Plan	Incentive Plan
			Incentive						Awards:	Awards:
			Plan						Number of	Market or
			Awards:					Market	Unearned	Payout Value
	Number of	Number of	Number of			Number of		Value of	Shares,	of Unearned
	Securities	Securities	Securities			Shares or		Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)

Paul J. Klaassen	500,000	—	—	$8.50	9/11/2010	—		$—	—	$—
	200,000	—	—	8.50	9/11/2010	—		—	—	—

Mark S. Ordan	—	240,000 (2)		18.25	3/19/2018	164,383	(3)	276,163	—	—
	—	1,500,000 (5)	—	0.92	11/13/2018	—		—	—	—

Richard J. Nadeau	44,006 (4)	—	—	22.42	5/6/2018	70,859	(6)	119,043	—	—
	—	750,000 (5)		1.37	12/23/2018	—		—	—	—

Daniel J. Schwartz	5,000	—	—	13.58	5/17/2012	5,208	(7)	8,749	—	—
	40,000	—	—	34.50	12/22/2015	6,000	(8)	10,080	—	—
		200,000 (5)		1.37	12/23/2018	—		—	—	—

Michael B. Lanahan	—	—	—	—	—	—		—	—	—

John F. Gaul	50,000	—	—	10.50	10/15/2012	500	(9)	840	—	—
	60,000	—	—	30.02	9/8/2015				—	—
Tiffany L. Tomasso	15,000	—	—	10.00	5/11/2011	6,250	(10)	10,500	—	—
	60,000	—	—	13.58	5/17/2012				—	—
	100,000	—	—	30.02	9/8/2015				—	—

(1)	Market value is calculated by multiplying the number of shares by the closing market price of our common stock on December 31, 2008, the last trading day of the year, or $1.68.

(2)	20% of these options vested on March 19, 2009 and the remaining options will vest in four equal annual installments on March 19, 2010, 2011, 2012 and 2013, subject to continued employment.

(3)	20% of these shares of restricted stock vested on March 19, 2009 and the remaining shares will vest in four equal annual installments on March 19, 2010, 2011, 2012 and 2013, subject to continued employment.

(4)	These options vested 50% on May 6, 2008, the date of grant, and 50% on December 30, 2008 when the Company became current in its periodic report filings with the SEC.

(5)	These options will vest in three equal annual installments on November 1, 2009, 2010 and 2011, subject to continued employment.

(6)	These shares of restricted stock will vest in equal annual installments on November 13, 2009, 2010, 2011 and 2012, subject to continued employment.

(7)	50% of these shares of restricted stock vested on March 14, 2009 and the remaining 50% will vest on March 14, 2010, subject to continued employment.

(8)	50% of these shares of restricted stock will vest on December 22, 2009 and the remaining 50% will vest on December 22, 2010, subject to continued employment.

(9)	The 500 shares of restricted stock vested on March 14, 2009.

(10)	The 6,250 shares of restricted stock vested on March 14, 2009.

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on		Value Realized
	Exercise	on Exercise	Vesting		on Vesting
Name	(#)	($)	(#)		($)(1)

Paul J. Klaassen	—	$—	—		$—
Mark S. Ordan	—	—	—		—
Richard J. Nadeau	—	—	17,714	(2)	24,268
Daniel J. Schwartz	—	—	11,208	(3)	15,355
Michael B. Lanahan	—	—	37,000	(4)	50,690
John F. Gaul	—	—	34,558	(5)	47,344
Tiffany L. Tomasso	—	—	97,136	(6)	150,062

(1)	Value realized is calculated by multiplying the number of shares acquired upon vesting by the closing price of our common stock on the December 23, 2008 vesting date of $1.37 per share.

(2)	Represents 17,714 shares of restricted stock which vested on December 23, 2008. At Mr. Nadeau’s election, 5,704 of these shares were withheld by the Company for payment of his withholding tax liability with respect to the vesting of the shares.

(3)	Represents 11,208 shares of restricted stock which vested on December 23, 2008. At Mr. Schwartz’s election, 4,024 of these shares were withheld by the Company for payment of his withholding tax liability with respect to the vesting of the shares.

(4)	Represents 37,000 shares of restricted stock which vested on December 23, 2008.

(5)	Represents 34,558 shares of restricted stock which vested on December 23, 2008. At Mr. Gaul’s election, 12,407 of these shares were withheld by the Company for payment of his withholding tax liability with respect to the vesting of the shares.

(6)	Represents 96,392 shares of restricted stock which vested on December 23, 2008 and 744 supplemental restricted stock units which vested on March 8, 2008. At Ms. Tomasso’s election, 40,678 of the shares of restricted stock were withheld by the Company for payment of her withholding tax liability with respect to the vesting of the shares of restricted stock. Delivery of the shares subject to the 744 supplemental restricted stock units will not be made until Ms. Tomasso’s retirement or earlier termination of employment.
NONQUALIFIED DEFERRED COMPENSATION

			Aggregate		Aggregate
	Executive	Registrant	Earnings	Aggregate	Balance
	Contributions	Contributions	in Last	Withdrawals/	at Last
	in Last FY	in Last FY	FY	Distributions	FYE
Plan Name	($)(1)	($)(2)	($)(2)	($)	($)(3)

Sunrise DCP:

Paul J. Klaassen	$—	$—	(54,841)	$—	$181,863 (4)
Mark S. Ordan	—	—	—	—	—
Richard J. Nadeau	—	—	(5,464)	—	22,169
Daniel J. Schwartz	74,356	—	(80,312)	—	194,822
John F. Gaul	—	—	(9,831)	—	19,046
Tiffany L. Tomasso	—	—	(155,498)	—	401,020

			Aggregate		Aggregate
	Executive	Registrant	Earnings	Aggregate	Balance
	Contributions	Contributions	in Last	Withdrawals/	at Last
	in Last FY	in Last FY	FY	Distributions	FYE
Plan Name	($)(1)	($)(2)	($)(2)	($)	($)(3)

Greystone DCP:

Michael B. Lanahan	90,500	—	(16,837)	—	166,531 (5)

Klaassen Deferred Compensation Account:

Paul J. Klaassen	—	450,000	(469,876)	—	1,244,497 (6)

(1)	The amounts shown in this column for the Sunrise DCP and the Greystone DCP represent deferrals of 2008 salary amounts, which are included in the 2008 “Salary” column of the Summary Compensation Table.

(2)	No matching contributions were made under either the Sunrise DCP or the Greystone DCP in 2008. The amount shown for the Klaassen deferred compensation account includes a $150,000 contribution made by the Company in 2008 to this account for 2008. The amount shown for 2008 also includes contributions by the Company of $150,000 for 2007 and $150,000 for 2006, which contributions previously had not been made. As described in the narrative below, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued in this account upon termination of the account in September 2012 and the Company will be entitled to the remaining principal.

(3)	The amounts that are presented under the “Aggregate Balance at Last FYE” column for the Sunrise DCP and the Greystone DCP include the following amounts that were previously reported as compensation for 2007 and 2006 in the Summary Compensation Table: (a) Mr. Nadeau—an aggregate of $24,058 in executive and registrant contributions for 2007; (b) Ms. Tomasso—an aggregate of $8,994 in executive and registrant contributions for 2006; and (c) Mr. Lanahan—an aggregate of $90,769 in executive and registrant contributions for 2007. Earnings on investments in the Klaassen deferred compensation account totaling $112,157 and $95,148, respectively, were included in the “All Other Compensation” column for Mr. Klaassen for those years. Neither Mr. Ordan nor Mr. Schwartz was a named executive officer in 2007 or 2006. Further, neither Mr. Nadeau nor Mr. Gaul was a named executive officer in 2006. In addition, there were no contributions or earnings for Mr. Gaul in 2007, Ms. Tomasso in 2007 or Mr. Lanahan for 2006.

(4)	As a result of Mr. Klaassen’s resignation as our chief executive officer effective November 1, 2008, he will be paid his account balance in the Sunrise DCP on or about May 1, 2009 in accordance with the terms of that plan.

(5)	As described in the narrative below, we terminated the Greystone DCP on March 18, 2009. In connection with the termination of this plan, Mr. Lanahan received a distribution of $161,890 on March 20, 2009 representing his aggregate account balance as of that date.

(6)	The 2008 investment loss of $469,876 in this account for 2008 is included in the “All Other Compensation” column in the Summary Compensation Table for Mr. Klaassen.
Sunrise DCP
     General. We adopted the Sunrise DCP effective June 1, 2001, as last amended in December 2008. All senior management of Sunrise at the “Director” level or above or other highly compensated employees, as designated by our Fiduciary Committee, which administers the Sunrise DCP, are eligible to participate in the Sunrise DCP. The Fiduciary Committee consists of seven senior members of management, including the chief accounting officer, who are designated by the senior vice president, human resources and the senior director of employee benefits.
     All of our named executive officers, other than Mr. Lanahan, were eligible to participate in the Sunrise DCP in 2008. For 2008, pursuant to the Sunrise DCP, participants may elect to defer up to 25% of their annual base salary and up to 100% of their annual bonus. Mr. Schwartz was the only one of our named executive officers who elected to make deferrals into the Sunrise DCP.
     Investment and Earnings. Under the Sunrise DCP, amounts deferred by the named executive officers are invested in a selection of publicly-available mutual funds. The funds eligible for investment are selected by the Fiduciary Committee, which may increase or decrease the possible funds for investment as needed and directed by the Committee, in its discretion. The Fiduciary Committee annually credits each named executive officer’s deferral account with a rate of return based on the pooled investment strategy of the Committee’s choosing or, in the discretion of the Committee, may credit an actual rate of return based on an investment strategy, among the fund options available, as requested by the named executive officer. During 2008, the Committee credited each officer’s deferral account with a rate of return associated with the investment strategy chosen by the officer.
     In addition, under the Sunrise DCP, we may, in our discretion, make a matching contribution with respect to any salary or bonus deferrals made by the named executive officer. For 2008, due to the Company’s financial performance, the Company did not make a matching contribution with respect to the contribution made by Mr. Schwartz. The named executive officers are 100% vested in all of their contributions to the Sunrise DCP, and earnings thereon, upon deferral. Any Company matching contributions and earnings thereon vest 25% per year, provided the officer works a minimum number of hours per year. If terminated for any reason, other than death or disability, prior to vesting all of the Company’s matching contributions and related earnings not vested will be forfeited. If the named executive officer dies or becomes disabled while still employed by us, his or her matching contributions and related earnings will be 100% vested.
     Payouts and Distributions. The Sunrise DCP provides for the payment of the named executive officers’ deferral accounts upon the termination events described below. As mentioned above, prior to vesting, Company matching contributions are not vested and will be forfeited if the termination event occurs prior to the vesting date, other than in the case of death or disability.
     Upon retirement, which generally means the officer’s termination for any reason, other than death, after his or her 55th birthday, the vested account balance will be distributed to the named executive officer (or his or her beneficiaries) in either a lump sum or pursuant to installment payments in equal amounts over a five, 10 or 15-year period, as elected by the named executive officer. The executive will make the choice of lump sum or installment payments at a prior time permitted by the IRS and, if installment payments are chosen, interest will accrue on the balance at the rate of return in effect as of the retirement. If no election is made, payment will be made in a lump sum. Payment will generally be made on the later of January of the following year or six months after the named executive officer’s retirement.
     Pursuant to the Sunrise DCP, if a named executive officer dies prior to retirement or other termination of employment, payment of the executive’s full account balance generally will be made to the executive’s beneficiaries in a lump sum.
     Upon termination, other than by retirement or death, the named executive officer’s vested deferred account balance will generally be paid to the named executive officer in a lump sum on the later of January of the following year or six months after his or her termination. The named executive officer may also generally elect a later commencement date.
     In addition to the above termination events for the Sunrise DCP, a named executive officer may elect at the time the deferral election is made for a year to receive a lump sum payment from the Sunrise DCP equal to the amount deferred by the executive during the following year, so long as the distribution date is at least four years since the year of deferral.
     In December 2008, the Sunrise DCP was amended to comply with the deferral election, payment timing and other applicable rules under the final Internal Revenue Service regulations for Section 409A of the Internal Revenue Code and eliminate non-compliant provisions. To simplify compliance with Section 409A, the plan was also amended to provide that upon separation from service, payment will automatically be made (i) in a single lump sum payment (as installment payments will no longer be allowed) and (ii) within ninety days of separation unless the participant is a “specified employee” within the meaning of Section 409A, in which case payment is to be delayed for six months following termination as necessary to comply with Section 409A.
Greystone DCP
     General. The Greystone DCP was adopted on January 1, 2007. All highly compensated senior managers of Greystone who had been employed for at least two years were eligible to participate in the Greystone DCP.
     Of our named executive officers, Mr. Lanahan, as Chairman of our Greystone subsidiary, was the only named executive officer eligible to participate in the Greystone DCP. Pursuant to the Greystone DCP, Mr. Lanahan could elect to defer up to 25% of his annual base salary and up to 100% of his annual bonus.
     Investment and Earnings. Under the Greystone DCP, amounts deferred by Mr. Lanahan were invested in a selection of publicly-available mutual funds chosen by Gresytone’s Plan Administrator. The Plan Administrator directed the plan trustee to credit Mr. Lanahan’s deferral account monthly with a rate of return based on his individual investment strategy.

     Under the Greystone DCP, Greystone, in its discretion, may make additional discretionary contributions to Mr. Lanahan’s account. For 2008, Greystone did not made any discretionary contribution for Mr. Lanahan.
     Payouts and Distributions. The Greystone DCP Plan Administrator instructs the plan trustee to disburse benefits based upon the elections made by the executive’s participation agreement and the terms of the plan. Greystone’s contributions are not vested and will be forfeited if the termination event occurs prior to December 31st.
     Upon retirement, which generally means the officer’s termination for any reason, other than death, after his or her 55th birthday, the vested account balance will be distributed to the named executive officer (or his or her beneficiaries) in either a lump sum or pursuant to installment payments in equal amounts over a five, 10 or 15-year period, as elected by the named executive officer. The executive will make the choice of lump sum or installment payments at a prior time permitted by the IRS and, if installment payments are chosen, interest will accrue on the balance at the rate of return in effect as of the retirement. If no election is made, payment will be made in a lump sum. Payment will generally be made on the later of January of the following year or six months after the named executive officer’s retirement.
     Upon termination, other than by retirement or death, the named executive officer’s vested deferred account balance will generally be paid to the named executive officer in a lump sum on the later of January of the following year or six months after his or her termination. The named executive officer may also generally elect a later commencement date.
     The Greystone DCP was terminated effective March 18, 2009 in connection with the sale of Greystone by the Company.
Klaassen Deferred Compensation Account
     As discussed above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” Mr. Klaassen’s employment agreement requires Sunrise, notwithstanding any termination of his employment, to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, which replaced the split-dollar life insurance coverage that was contemplated by Mr. Klaassen’s prior employment agreement. As of December 31, 2008, we have contributed an aggregate of $1,350,000 into this plan, leaving an aggregate amount of $450,000 to be contributed.
     Funds held in the account may be invested in the same publicly-available mutual funds that are available for investment under the Sunrise DCP, as selected by Mr. Klaassen. His account is credited with the rate of return associated with the mutual fund investments selected by him. At the end of the 12-year period, Mr. Klaassen (or his beneficiaries) will be entitled to receive any net gains accrued or realized from the investment of the amounts contributed by us and we will receive any remaining principal.
Potential Payments Upon Termination and Change in Control to Messrs. Ordan, Nadeau and Schwartz
     Set forth below is information on payments and benefits due Messrs. Ordan, Nadeau and Schwartz upon the termination events described below. In addition, the named executive officers are entitled to acceleration of their unvested equity awards upon certain termination or change in control events, as described below.
     For purposes of the estimates of payments below, we have assumed the triggering event took place on December 31, 2008, and the price per share of our common stock was the closing market price on December 31, 2008 (the last trading day of the year), or $1.68. The estimates below are based on these assumptions, as required by SEC rules. Actual amounts to be paid to Messrs. Ordan, Nadeau and Schwartz can only be determined upon the actual termination of employment of the executive and, accordingly, may differ from the amounts shown.
     The amounts set forth below include only the incremental payments and benefits owed to Messrs. Ordan, Nadeau and Schwartz upon the various termination events and thus do not include amounts that otherwise would be owed to the executive upon termination of employment, including the following (the “accrued obligations”):
•	accrued base salary and any accrued but unpaid bonus for the prior fiscal year;

•	any reimbursement for outstanding business expenses incurred but not yet paid;

•	accrued vacation pay;

•	amounts payable pursuant to the Company’s 401(k) plan; and

•	amounts, if any, set forth in the “Aggregate Balance at Last FYE” column of the Nonqualified Deferred Compensation Table above.
     For information regarding the distribution of each such named executive officer’s deferred compensation account balances, if any, upon a termination event, see the “Nonqualified Deferred Compensation Table” and accompanying narrative above.
     Mr. Ordan
     Mr. Ordan — Severance and Change in Control Payments
     Pursuant to Mr. Ordan’s employment agreement, in the event that Mr. Ordan’s employment is terminated by us other than for “cause” (as defined below), death or “disability” (as defined below) or by Mr. Ordan for “good reason” (as defined below), we will pay to Mr. Ordan accrued obligations and, subject to his execution (and non-revocation) of a general release of claims, a lump sum severance payment within 30 days following the date of termination in an amount equal to the sum of (i) two times Mr. Ordan’s annual base salary and (ii) 0.75 times Mr. Ordan’s target annual bonus amount. In addition, if allowed by our health benefits plans, Mr. Ordan will be entitled to purchase group health benefits offered to our active employees generally until he attains, or in the case of death, would have attained age 65 (but as to his children, only through their attainment of age 22).
     If, however, Mr. Ordan’s employment is terminated after May 13, 2009 by us other than for cause, death or disability or by Mr. Ordan for good reason and either such termination occurred upon or within two years following a Change of Control (as defined below) occurring after May 13, 2009, or such termination occurred prior to a Change of Control, but after the execution of a definitive agreement the consummation of which would result in a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then, instead of the severance benefits described above, we will pay to Mr. Ordan (i) accrued obligations, and (ii) a lump sum severance payment equal to two times the sum of Mr. Ordan’s annual base salary and average annual bonus in respect of the two fiscal years immediately preceding the year in which the Change of Control occurs (or if the date of termination occurs prior to the payment date of such fiscal years’ annual bonuses, the target bonus for the fiscal year in which the Change of Control occurs). In addition, Mr. Ordan will receive his target bonus for the year of termination, pro-rated through the date of termination and, if allowed by our health benefits plans, he will be entitled to purchase group health benefits offered to our active employees generally until he attains, or in the case of death, would have attained age 65 (but as to his children, only through their attainment of age 22).
     In the event Mr. Ordan’s employment is terminated by reason of his death, disability or by Mr. Ordan other than for good reason, in addition to the accrued obligations, if allowed by our health benefits plans, he will be entitled to purchase group health benefits offered to our active employees generally until he attains, or in the case of death, would have attained age 65 (but as to his children, only through their attainment of age 22), subject in the case of his disability to delivery by him of an executed release. In the event of his disability, he also would be entitled to short-term and long-term disability benefits as in effect on the date of his disability with respect to senior executives of the Company. In the event of his termination of employment by us for cause, he would receive payment only of his accrued obligations (except that he would forfeit any accrued but unpaid bonus for the prior fiscal year).
     In addition, pursuant to Mr. Ordan’s employment agreement, the Company has agreed to continue and maintain, at the Company’s sole expense, a directors’ and officers’ liability insurance policy covering Mr. Ordan both during and, while potential liability exists, after his employment period that is no less favorable than the policy covering active directors and senior officers of the Company from time to time.
     In the event that Mr. Ordan becomes subject to any golden parachute excise taxes under Section 4999 of the Internal Revenue Code, he will be entitled to an additional payment such that he is placed in the same after-tax position as if no excise tax had been imposed. However, if the aggregate payments that Mr. Ordan is entitled to receive exceeds by 10 percent or less the maximum amount that he could receive without being subject to the excise tax, then he will not receive such gross-up payment, and payments otherwise subject to the excise tax will be reduced to the maximum amount that he could receive without being subject to the excise tax.

     Mr. Ordan — Acceleration of Vesting of Equity Awards
     Pursuant to Mr. Ordan’s employment agreement, if Mr. Ordan’s employment is terminated by us other than for cause, death or disability or by Mr. Ordan for good reason on or after November 1, 2010, Mr. Ordan’s promotion stock options for 1,500,000 shares will vest in full. If such termination occurs prior to November 1, 2010, Mr. Ordan’s unvested promotion options will vest as to 500,000 options plus an additional number of options equal to the product of 500,000 times a fraction, the numerator of which is the number of days from the latest anniversary of November 1, 2008 through the date of termination and the denominator of which is 365. Further, if Mr. Ordan’s employment is terminated by us other than for cause, death or disability or by Mr. Ordan for good reason, Mr. Ordan’s unvested equity awards, other than the promotion options, will vest pro rata based on service performed during open vesting periods plus one year of service, subject to the achievement of any applicable performance conditions tested on the date of termination (or, if the terms of any individual equity award are more generous to the executive, then the more generous terms will apply). Mr. Ordan would be entitled to the same equity award vesting benefits in the event his employment agreement is terminated by reason of death or, subject to his execution and non-revocation of a release, disability.
     If, however, Mr. Ordan’s employment is terminated after May 13, 2009 by us other than for cause, death or disability or by Mr. Ordan for good reason and either such termination occurred following a Change of Control (as defined below) occurring after May 13, 2009, or such termination occurred prior to a Change of Control occurring after May 13, 2009, but after the execution of a definitive agreement the consummation of which would result in a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then pursuant to Mr. Ordan’s employment agreement, the promotion options will vest in full, and any service-based vesting conditions on any equity awards held by Mr. Ordan other than the promotion options will be waived.
     In addition to the acceleration events described above under his employment agreement, (a) the unvested portion of the options for 240,000 shares held by Mr. Ordan on December 31, 2008 will accelerate and vest in full pursuant to their terms if the options are not assumed in connection with any dissolution or liquidation of the Company, the sale of substantially all of the Company’s assets, a merger, reorganization or consolidation in which the Company is not the surviving corporation or any other transaction (including a merger or reorganization in which the Company is the surviving corporation) which results in any person or entity owning 80% or more of the total combined voting power of all classes of stock of the Company and (b) the unvested portion of the 164,383 shares of restricted stock held by him on December 31, 2008 will accelerate and vest in full pursuant to the terms of his restricted stock award agreement upon (i) a “change in control” (as defined below), (ii) termination of employment due to death or disability, (iii) termination of employment other than for “cause” (as defined below) or (iv) termination of employment by Mr. Ordan for “good reason” (as defined below).
Mr. Ordan — Estimate of Payments and Benefits
     Set forth below are the estimated payments or benefits that would have been provided to Mr. Ordan pursuant to the termination events described above assuming that the triggering event occurred on December 31, 2008. No amounts are included in the table for post-employment health care benefits because any such benefits are required to be paid for by Mr. Ordan. Further, no amounts are estimated for the cost of continuation of directors’ and officers’ liability insurance because the Company’s current directors’ and officer’s liability insurance covers both current and former officers and directors and premium expense is not separately allocated between current and former officers and directors.

	Termination		Termination by
	by Sunrise		Sunrise for Cause
	Other than for		or by Executive
	Cause		for	In Connection with
	or by	Termination by	Other than	a
	Executive for	Death or	Reason	Change in
	Good Reason	Disability	Good	Control(1)
Severance(2)	$2,031,250	$—	$—	$3,250,000
Pro Rata Target Bonus	—	—	—	975,000
Equity Acceleration(3)	656,163	656,163	—	1,416,163
Tax Gross-Up	—	—	—	1,949,059

Total	$2,687,413	$656,163	$—	$7,590,222

(1)	Pursuant to his employment agreement, Mr. Ordan is entitled to receive certain severance payments and benefits and all of his unvested equity awards will vest in full in connection with certain termination events described above relating to a change in control transaction that takes place after May 13, 2009 (six months from the execution date of his employment agreement). If such termination event were to have occurred on December 31, 2008, Mr. Ordan would not have been entitled to receive any severance payments set forth above and only a portion of his unvested equity awards would have vested. For the purposes of this table, the information presented for Mr. Ordan’s severance payments, equity acceleration and tax gross-up assumes that the change in control transaction would take place on May 14, 2009 and is based on the number of unvested equity awards held by Mr. Ordan as of December 31, 2008.

(2)	For purposes of the information presented in the table, severance payments have been calculated based on Mr. Ordan’s annual base salary of $650,000 for 2008 and the target annual bonus of 150% of his base salary, as reflected in his employment agreement.

(3)	Represents the value of the acceleration of (a) 500,000 unvested promotion stock options (which represents 1/3 of Mr. Ordan’s 1,500,000 unvested promotion stock options) and all remaining 164,383 unvested shares of restricted common stock held by Mr. Ordan at December 31, 2008, in the case of the information set forth under the columns captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason” and “Termination by Death or Disability,” and (b) all 1,500,000 unvested promotion stock options and all remaining 164,383 unvested shares of restricted common stock held by Mr. Ordan at December 31, 2008, in the case of the information set forth under the column captioned “In Connection with a Change in Control.” The value of the acceleration of such unvested equity awards has been calculated using $1.68 per share, the closing price of our common stock on December 31, 2008.
     For purposes of Mr. Ordan’s employment agreement, the terms below have the following meanings:
•	“good reason” is generally defined to mean:
•	a material diminution of Mr. Ordan’s duties or responsibilities, authorities, powers or functions (including removal, without cause, from the Board);

•	a relocation that would result in Mr. Ordan’s principal employment location being moved 35 miles or more and resulting in Mr. Ordan’s commute being increased by 35 miles or more; or

•	any material breach by us of Mr. Ordan’s employment agreement.
•	“cause” is generally defined to mean:
•	Mr. Ordan’s willful failure to perform or substantially perform his duties with Sunrise;

•	Mr. Ordan’s engaging in illegal conduct or gross misconduct that is willful and demonstrably and materially injurious to our business, financial condition or reputation;

•	Mr. Ordan’s willful and material breach of his obligations under his employment agreement; or

•	Mr. Ordan’s indictment for, or plea of guilty or nolo contendere with respect to, a felony or crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct.
•	“Change of Control” has the meaning set forth in our 2008 Omnibus Incentive Plan, which generally includes:
•	any individual, entity or group becoming the beneficial owner of more than 50% of the then outstanding shares of Sunrise common stock or the combined voting power of the then outstanding voting securities of Sunrise entitled to vote generally in the election of directors (with certain specified exceptions);

•	a change in the composition of a majority of the board of directors of Sunrise (with certain specified exceptions);

•	consummation of a merger, reorganization, consolidation or a sale or other disposition of all or substantially all of the assets of Sunrise, unless (a) immediately after the transaction, the stockholders of Sunrise immediately before the transaction own, in substantially the same proportions as immediately before the transaction, more than 50% of, respectively, the then outstanding common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, (b) no individual, entity or group beneficially owns more than 35% of the common stock or combined voting power of the then outstanding voting securities of the resulting corporation, or (c) at least a majority of the board of directors of the resulting corporation were members of the board of directors of Sunrise immediately prior to the transaction; or

•	stockholder approval of a plan of complete liquidation or dissolution of Sunrise and the consummation of that transaction.
•	“disability” is generally defined to mean the absence of Mr. Ordan, due to physical or mental illness, from performing his duties on a full-time basis for 120 consecutive days or 180 days in any 12-month period.
For purposes of Mr. Ordan’s March 2008 restricted stock award agreement, the terms below have the following meanings:
•	“good reason” is generally defined to mean:
•	a material reduction in Mr. Ordan’s base salary or target bonus eligibility, except in connection with a reduction in such compensation generally applicable to peer employees of the Company or any subsidiary;

•	a substantial reduction in Mr. Ordan’s responsibilities or areas of supervision; or

•	a relocation that would result in Mr. Ordan’s office location being moved more than 30 miles outside the D.C. metropolitan area.
•	“cause” is generally defined to mean:
•	Mr. Ordan’s indictment for, conviction or, or plead of nolo contender to, a felony;

•	Mr. Ordan is found guilty by a court of having committed a crime involving moral turpitude and such conviction is affirmed on appeal or the time for appeal has expired;

•	in the reasonable judgment of the Board, Mr. Ordan has engaged in gross or willful misconduct that causes harm to the business and operations of the Company or any of its affiliates, the continuation of which will continue to harm the business and operations of the Company or any of its affiliates in the future;

•	Mr. Ordan’s continued and substantial failure to attempt in good faith to perform his duties with the Company (other than failure resulting from incapacity due to physical or mental illness or injury); or

•	Mr. Ordan’s failure to attempt in good faith to promptly follow a written direction of the board or a more senior officer.
•	“change of control” is generally defined to mean:
•	any individual, entity or group becoming the beneficial owner of 50% or more of the common stock or of other securities of Sunrise entitled to vote generally in the election of directors (with certain specified exceptions);

•	a change in the composition of a majority of the board of directors of Sunrise (with certain specified exceptions);

•	stockholder approval of either of the following: (i) a merger, reorganization, consolidation similar transaction as a result of which the persons who beneficially own the outstanding common stock and other securities entitled to vote generally in the election of directors before the transaction are not expected to beneficially own, immediately after the transaction, more than 60% of the common stock and 60% of the combined voting power of the common stock and any other securities entitled to vote generally in the election of directors of the company resulting from such transaction in substantially the same proportions as immediately before the transaction or (ii) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.
Mr. Nadeau
Mr. Nadeau — Severance and Change in Control Payments under Senior Executive Severance Plan
     Effective as of November 16, 2005, the Compensation Committee adopted a Senior Executive Severance Plan. The term of the plan is five years, subject to an additional two-year extension in an event of a “change in control” (as defined below) prior to the end of the term of the plan. Mr. Nadeau had been designated as an eligible executive officer to participate in the plan for 2009.

     Pursuant to the terms of the Senior Executive Severance Plan, if a “change in control” (as defined below) occurs and we terminate the executive’s employment other than for “cause” (as defined below), or the executive terminates employment for “good reason” (as defined below), each within two years of the “change in control,” we were required to pay each participating executive the following:
•	two times the sum of (i) the executive’s annual base salary (calculated as the greater of the annual base salary payable at the time of termination or 12 times the highest monthly base salary paid or payable to the executive officer over the preceding 12 months), plus (ii) the executive’s annual bonus (calculated as the highest amount paid as bonus payments in a single year during the last three years); and

•	two years of continued welfare benefits coverage pursuant to the Company’s benefit plans.
     The severance payments described above are generally payable in a lump sum payment, subject to any requirements of Section 409A of the Internal Revenue Code. With respect to the continued benefits coverage, such amount will become secondary to any plan(s) offered by a new employer in the event the executive becomes reemployed during the two-year period.
     In addition, pursuant to the Senior Executive Severance Plan, all equity compensation grants made to the executive outstanding at the time of the “change in control” will accelerate and vest in full.
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
     Participants in the plan are not entitled to any tax gross-up payments. Instead, each executive has the right to designate payments under the plan that should be reduced or eliminated so as to avoid having the severance payments constitute a “parachute payment” under Section 280G of the Internal Revenue Code.
Mr. Nadeau — Acceleration of Vesting of Equity Awards under Senior Executive Severance Plan
     In addition to acceleration of equity upon a change in control pursuant to the Senior Executive Severance Plan described above, (a) the unvested portion of the 70,859 shares of unvested restricted stock held by Mr. Nadeau at December 31, 2008 will accelerate and vest in full upon (i) termination of employment due to death or disability, (ii) termination of employment by the Company other than for cause (as defined in the Senior Executive Severance Plan), (iii) termination of employment by the executive for good reason (as defined in the Senior Executive Severance Plan) and (iv) a “change in control” (same definition as described above in Mr. Ordan’s restricted stock agreement); and (b) the unvested portion of the stock option for 750,000 shares held by Mr. Nadeau at December 31, 2008 will vest in full upon a “change in control” (as defined in the 2008 Omnibus Incentive Plan) (i) if the option is not assumed or an equivalent option is not substituted for the option or (ii) if the option is assumed or substituted for, upon his involuntary termination of employment other than for cause or upon voluntary termination of employment for good reason as defined in any applicable employment agreement or severance agreement, plan or arrangement within the 12-month period following the change in control.

     Mr. Nadeau—Estimate of Payments and Benefits under Senior Executive Severance Plan
     Set forth below are the estimated payments or benefits that would have been provided to Mr. Nadeau under the Senior Executive Severance Plan pursuant to the termination events described above assuming that the triggering event occurred on December 31, 2008.

Termination
by Sunrise
	Other than for		Termination by
	Cause		Sunrise for Cause
	or by	Termination by	or by Executive	In Connection with
	Executive for	Death or	Other than for	a
	Good Reason	Disability	Good Reason	Change in Control

Severance(1)	$—	$—	$—	$1,225,000
Equity Acceleration(2)	119,043	119,043	—	351,543
COBRA Insurance Coverage(3)	—	—	—	—
Tax Gross-Up	—	—	—	—
Total	$119,043	$119,043	$—	$1,576,543

(1)	For purposes of the information presented in the table, severance payment has been calculated based on Mr. Nadeau’s initial annual base salary of $500,000, as reflected in his employment agreement, and the bonus amount of $112,500 that he received for the fiscal year ended December 31, 2007.

(2)	Represents the value of the acceleration of (a) all remaining 70,859 unvested shares of restricted common stock held by Mr. Nadeau at December 31, 2008, in the case of the information set forth under the columns captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason” and “Termination by Death or Disability” and (b) all 750,000 unvested retention stock options and all remaining 70,859 unvested shares of restricted common stock held by Mr. Nadeau at December 31, 2008, in the case of the information set forth under the column captioned “In Connection with a Change in Control.” The value of the acceleration of such unvested equity awards has been calculated using $1.68 per share, the closing price of our common stock on December 31, 2008.

(3)	Mr. Nadeau is eligible for 24 months of continued healthcare coverage following a termination in connection with a change in control transaction. However, since Mr. Nadeau did not participate in our healthcare benefit plans as of December 31, 2008, no value has been attributed to such benefit.
          For purposes of the Senior Executive Severance Plan, the terms below have the following meanings:
•	“good reason” is generally defined to mean:
•	a reduction in the executive’s base salary, fringe benefits or bonus eligibility, except, in the case of fringe benefits or bonus eligibility, in connection with a reduction in such compensation generally applicable to peer employees of Sunrise;

•	a substantial reduction in the executive’s responsibilities or areas of supervision, or a request for the executive to report to a lower level supervisor;

•	a substantial increase in responsibilities or areas of supervision without an appropriate increase in compensation;

•	relocation outside the executive’s existing metropolitan area; or

•	a requirement to report to a new supervisor where the executive and new supervisor have irreconcilable working relationship problems.
•	“cause” is generally defined to mean:

•	an executive’s conviction for fraud or theft against Sunrise, or a crime involving moral turpitude, compromise of trade secrets or other valuable property information of Sunrise, and such conviction is affirmed on appeal or the time for appeal has expired;

•	in the reasonable judgment of the Sunrise Board, the executive has compromised trade secrets or other similarly valuable proprietary information of Sunrise; or

•	in the reasonable judgment of the Sunrise Board, the executive has engaged in gross or willful misconduct that causes and will continue to cause substantial and material harm to the business and operations of Sunrise or any of its affiliates.
•	“change of control” is generally defined to mean:
•	any individual, entity or group becoming the beneficial owner of more than 50% of the then outstanding shares of Sunrise common stock or the combined voting power of the then outstanding voting securities of Sunrise entitled to vote generally in the election of directors (with certain specified exceptions);

•	a change in the composition of a majority of the board of directors of Sunrise (with certain specified exceptions);

•	consummation of a merger, reorganization, consolidation or a sale or other disposition of all or substantially all of the assets of Sunrise, unless (a) immediately after the transaction, the stockholders of Sunrise immediately before the transaction own, in substantially the same proportions as immediately before the transaction, more than 50% of, respectively, the then outstanding common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, (b) no individual, entity or group beneficially owns more than 35% of the common stock or combined voting power of the then outstanding voting securities of the resulting corporation, or (c) at least a majority of the board of directors of the resulting corporation were members of the board of directors of Sunrise immediately prior to the transaction; or

•	stockholder approval of a plan of complete liquidation or dissolution of Sunrise.
Mr. Nadeau — Severance and Change in Control Payments Under February 25, 2009 Employment Agreement
     Pursuant to Mr. Nadeau’s February 25, 2009 employment agreement, in the event that Mr. Nadeau’s employment is terminated by us for other than for “cause” (as defined below), death or “disability” (as defined below) or by Mr. Nadeau for “good reason” (as defined below), we will pay to Mr. Nadeau accrued obligations and, subject to his execution (and non-revocation) of a general release of claims, a lump sum severance payment within 30 days following the date of termination in an amount equal to the sum of (i) two times Mr. Nadeau’s annual base salary and (ii) 0.75 times Mr. Nadeau’s target annual bonus amount. In addition, we will pay Mr. Nadeau’s COBRA coverage for up to 18 months following the date of termination.
     If, however, Mr. Nadeau’s employment is terminated by us other than for cause, death or disability or by Mr. Nadeau for good reason and either such termination occurred within two years following a Change of Control (as defined below), or such termination occurred prior to a Change of Control, but after the execution of a definitive agreement providing for a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then, in lieu of the severance benefits described above, we will pay to Mr. Nadeau (i) accrued obligations, and (ii) a lump sum severance payment equal to the product of two and the sum of Mr. Nadeau’s annual base salary and average annual bonus in respect of the two fiscal years immediately preceding the year in which the Change of Control occurs (or if the date of termination occurs prior to the payment date of such fiscal years’ annual bonuses, the target bonus for the fiscal year in which the Change of Control occurs). In addition, we will pay Mr. Nadeau’s COBRA coverage for up to 18 months following the date of termination.
     In the event Mr. Nadeau’s employment is terminated by reason of his death, disability or by Mr. Nadeau other than for good reason, in addition to the accrued obligations, we will pay Mr. Nadeau’s COBRA coverage for up to 18 months following the date of termination. In the event of his disability, he also would be entitled to short-term and long-term disability benefits as in effect on the date of his disability with respect to senior executives of the Company. In the event of his termination of employment by us for cause, he would receive payment only of the accrued obligations (except that he would forfeit any accrued but unpaid bonus for the prior fiscal year).
     In the event that Mr. Nadeau becomes subject to any golden parachute excise taxes under Section 4999 of the Internal Revenue Code, he will be entitled to an additional payment such that he is placed in the same after-tax position as if no excise tax had been imposed. However, if the aggregate payments that Mr. Nadeau is entitled to receive exceeds by 10 percent or less the maximum amount that he could receive without being subject to the excise tax, then he will not receive such gross-up payment, and payments otherwise subject to the excise tax will be reduced to the maximum amount that he could receive without being subject to the excise tax.
     In connection with his entry into the employment agreement, Mr. Nadeau ceased to participate in the Senior Executive Severance Plan in which he participated at December 31, 2008.
Mr. Nadeau — Acceleration of Vesting of Equity Awards Under February 25, 2009 Employment Agreement
     Pursuant to Mr. Nadeau’s employment agreement, if Mr. Nadeau’s employment is terminated by us other than for cause, death or disability or by Mr. Nadeau for good reason on or after February 25, 2011, Mr. Nadeau’s retention stock options for 750,000 shares will vest in full. If such termination occurs prior to February 25, 2011, Mr. Nadeau’s unvested retention options will vest as to 250,000 options plus an additional number of options equal to the product of 250,000 times a fraction, the numerator of which is the number of days from the latest anniversary of February 25, 2009 through the date of termination and the denominator of which is 365. Further, if Mr. Nadeau’s employment is terminated by us other than for cause, death or disability or by Mr. Nadeau for good reason, Mr. Nadeau’s unvested equity awards, other than the retention options, will vest pro rata based on service performed during open vesting periods plus one year of service, subject to the achievement of any applicable performance conditions (or, if the terms of any individual equity award are more generous to the executive, then the more generous terms will apply). Mr. Nadeau would be entitled to the same equity award vesting benefits in the event his employment is terminated by reason of death or, subject to his execution and non-revocation of a release, disability.
     If, however, Mr. Nadeau’s employment is terminated by us other than for cause, death or disability or by Mr. Nadeau for good reason, and either such termination occurred following a Change of Control, or such termination occurred prior to a Change of Control, but after the execution of a definitive agreement providing for a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then pursuant to Mr. Nadeau’s employment agreement, the retention options will vest in full, and any service-based vesting conditions on any equity awards held by Mr. Nadeau other than the retention options will be waived.
     In addition to acceleration of equity upon a change in control pursuant to his employment agreement described above (a) the unvested portion of the 70,859 shares of unvested restricted stock held by Mr. Nadeau at December 31, 2008 will accelerate and vest in full upon (i) termination of employment due to death or disability, (ii) termination of employment by the Company other than for cause (as defined in the Senior Executive Severance Plan), (iii) termination of employment by the executive for good reason (as defined in the Senior Executive Severance Plan) and (iv) a “change in control” (same definition as described above in Mr. Ordan’s restricted stock agreement); and (b) the unvested portion of the stock option for 750,000 shares held by Mr. Nadeau at December 31, 2008 will vest in full upon a “change in control” (as defined in the 2008 Omnibus Incentive Plan) (i) if the option is not assumed or an equivalent option is not substituted for the option or (ii) if the option is assumed or substituted for, upon his involuntary termination of employment other than for cause or upon voluntary termination of employment for good reason as defined in any applicable employment agreement or severance agreement, plan or arrangement within the 12-month period following the change in control.

     Mr. Nadeau—Estimate of Payments and Benefits under February 25, 2009 Employment Agreement
     Set forth below are the estimated payments or benefits that would have been provided to Mr. Nadeau under his February 25, 2009 employment agreement pursuant to the termination events described above assuming that the triggering event occurred on December 31, 2008 and that his employment agreement had been in effect on December 31, 2008. No amounts are estimated for the cost of continuation of directors’ and officers’ liability insurance because the Company’s current directors’ and officer’s liability insurance covers both current and former officers and directors and premium expense is not separately allocated between current and former officers and directors.

	Termination
	by Sunrise
	Other than for		Termination by
	Cause		Sunrise for Cause
	or by	Termination by	or by Executive	In Connection with
	Executive for	Death or	Other than for	a
	Good Reason	Disability	Good Reason	Change in Control

Severance(1)	$1,375,000	$—	$—	$1,225,000
Pro Rata Target Bonus	—	—	—	500,000
Equity Acceleration(2)	196,543	196,543	—	351,543
COBRA Insurance Coverage(3)	—	—	—	—
Tax Gross-Up	—	—	—	851,346

Total	$1,571,543	$196,543	$—	$2,927,889

(1)	For purposes of the information presented in the table, severance payments have been calculated based on (a) Mr. Nadeau’s initial annual base salary of $500,000 and the target annual bonus amount equal to 100% of his annual base salary, as reflected in his employment agreement, with respect to the information set forth under the column captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason,” and (b) Mr. Nadeau’s initial annual base salary of $500,000, as reflected in his employment agreement, and the $112,500 bonus amount that he received for the fiscal year ended December 31, 2007, with respect to the information set forth under the column captioned “In Connection with a Change in Control.”

(2)	Represents the value of the acceleration of (a) 250,000 unvested retention stock options (which represents 1/3 of Mr. Nadeau’s 750,000 unvested retention stock options) and all remaining 70,859 unvested shares of restricted common stock held by Mr. Nadeau at December 31, 2008, in the case of the information set forth under the columns captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason” and “Termination by Death or Disability” and (b) all 750,000 unvested retention stock options and all remaining 70,859 unvested shares of restricted common stock held by Mr. Nadeau at December 31, 2008, in the case of the information set forth under the column captioned “In Connection with a Change in Control.” The value of the acceleration of such unvested equity awards has been calculated using $1.68 per share, the closing price of our common stock on December 31, 2008.

(3)	Mr. Nadeau is eligible for 18 months of continued healthcare coverage under all termination scenarios other than termination by us with cause. However, since Mr. Nadeau did not participate in our healthcare benefit plans as of December 31, 2008, no value has been attributed to such benefit.
     For purposes of Mr. Nadeau’s employment agreement, the terms below have the following meanings:
•	“good reason” is generally defined to mean:
•	a material diminution of Mr. Nadeau’s duties or responsibilities, authorities, powers or functions (including, but not limited to, the Company ceasing to be a publicly traded company, provided that if the “good reason” event for which Mr. Nadeau terminates his employment results from our ceasing to be a publicly traded company, Mr. Nadeau agreed that he will remain for at least six months after giving notice of such termination);

•	a relocation that would result in Mr. Nadeau’s principal employment location being moved 35 miles or more and resulting in Mr. Nadeau’s commute being increased by 35 miles or more; or

•	any material breach by us of Mr. Nadeau’s employment agreement.
•	“cause” is generally defined to mean:
•	Mr. Nadeau’s willful failure to perform or substantially perform his duties with Sunrise;

•	Mr. Nadeau’s engaging in illegal conduct or gross misconduct that is willful and demonstrably and materially injurious to our business, financial condition or reputation;

•	Mr. Nadeau’s willful and material breach of his obligations under his employment agreement; or

•	Mr. Nadeau’s indictment for, or plea of guilty or nolo contendere with respect to, a felony or crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct.
•	“Change of Control” has the meaning set forth in our 2008 Omnibus Incentive Plan, as generally defined above.

•	“disability” is generally defined to mean the absence of Mr. Nadeau, due to physical or mental illness, from performing his duties on a full-time basis for 120 consecutive days or 180 days in any 12-month period.
Mr. Schwartz
     Mr. Schwartz — Severance and Change in Control Payments
     At December 31, 2008, Mr. Schwartz did not participate in any Sunrise plans or arrangements providing for severance or change in control payments.
     Mr. Schwartz — Acceleration of Vesting of Equity Awards
     The unvested portion of the stock option for 200,000 shares held by Mr. Schwartz at December 31, 2008 will vest in full upon a “change in control” (as defined in the 2008 Omnibus Incentive Plan) (i) if the option is not assumed or an equivalent option is not substituted for the option or (ii) if the option is assumed or substituted for, upon his involuntary termination of employment other than for cause or upon voluntary termination of employment for good reason as defined in any applicable employment agreement or severance agreement, plan or arrangement within the 12-month period following the change in control.
     Mr. Schwartz — Estimate of Payments
     The estimated realizable value of the acceleration of such stock options at December 31, 2008 under the triggering events described above is approximately $62,000.
     Mr. Schwartz —Severance and Change in Control Payments Under January 16, 2009 Employment Agreement
     Pursuant to Mr. Schwartz’s January 16, 2009 employment agreement, in the event that Mr. Schwartz’s employment is terminated by us other than for “cause” (as defined below), death or “disability” (as defined below) or by Mr. Schwartz for “good reason” (as defined below), we will pay to Mr. Schwartz accrued obligations and, subject to his execution (and non-revocation) of a general release of claims, a lump sum severance payment within 30 days following the date of termination in an amount equal to the sum of (i) two times Mr. Schwartz’s annual base salary and (ii) 0.75 times Mr. Schwartz’s target annual bonus amount. In addition, we will pay Mr. Schwartz’s COBRA coverage for up to 18 months following the date of termination.
     If, however, Mr. Schwartz’s employment is terminated by us other than for cause, death or disability or by Mr. Schwartz for good reason and either such termination occurred within two years following a “Change of Control” (as defined below), or such termination occurred prior to a Change of Control, but after the execution of a definitive agreement providing for a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then, in lieu of the severance benefits described above, we will pay to Mr. Schwartz (i) accrued obligations, and (ii) a lump sum severance payment equal to the product of two and the sum of Mr. Schwartz’s annual base salary and average annual bonus in respect of the two fiscal years immediately preceding the year in which the Change of Control occurs (or if the date of termination occurs prior to the payment date of such fiscal years’ annual bonuses, the target bonus for the fiscal year in which the Change of Control occurs). In addition, Mr. Schwartz will receive his target bonus for the year of termination, pro-rated through the date of termination and, we will pay Mr. Schwartz’s COBRA coverage for up to 18 months following the date of termination.

     In the event Mr. Schwartz’s employment is terminated by reason of his death, disability or by Mr. Schwartz other than for good reason, in addition to the accrued obligations, we will pay Mr. Schwartz’s COBRA coverage for up to 18 months following the date of termination. In the event of his disability, he also would be entitled to short-term and long-term disability benefits as in effect on the date of his disability with respect to senior executives of the Company. In the event of his termination of employment by us for cause, he would receive payment only of the accrued obligations (except that he would forfeit any accrued but unpaid bonus for the prior fiscal year).
     In the event that Mr. Schwartz becomes subject to any golden parachute excise taxes under Section 4999 of the Internal Revenue Code, he will be entitled to an additional payment such that he is placed in the same after-tax position as if no excise tax had been imposed. However, if the aggregate payments that Mr. Schwartz is entitled to receive exceeds by 10 percent or less the maximum amount that he could receive without being subject to the excise tax, then he will not receive such gross-up payment, and payments otherwise subject to the excise tax will be reduced to the maximum amount that he could receive without being subject to the excise tax.
     Mr. Schwartz — Acceleration of Vesting of Equity Awards Under January 16, 2009 Employment Agreement
     Pursuant to Mr. Schwartz’s employment agreement, if Mr. Schwartz’s employment is terminated by us other than for cause, death or disability or by Mr. Schwartz for good reason on or after January 16, 2011, Mr. Schwartz’s retention stock options will vest in full; if such termination occurs prior to January 16, 2011, Mr. Schwartz’s unvested retention options will vest as to one-third of the total number of options plus an additional number of options equal to the product of one-third of the total number of options times a fraction, the numerator of which is the number of days from the latest anniversary of January 16, 2009 through the date of termination and the denominator of which is 365. Further, if Mr. Schwartz’s employment is terminated by us other than for cause, death or disability or by Mr. Schwartz for good reason, Mr. Schwartz’s unvested equity awards, other than the retention options, will vest pro rata based on service performed during open vesting periods plus one year of service, subject to the achievement of any applicable performance conditions. Mr. Schwartz would be entitled to the same equity award vesting benefits in the event his employment is terminated by reason of death or, subject to his execution and non-revocation of a release, disability. Under Mr. Schwartz’s award agreements, all unvested shares of restricted stock held by him would have been forfeited upon his termination of employment.
     If, however, Mr. Schwartz’s employment is terminated by us other than for cause, death or disability or by Mr. Schwartz for good reason, and either such termination occurred following a Change of Control or such termination occurred prior to a Change of Control, but after the execution of a definitive agreement providing for a Change of Control, and such termination arose in connection with or anticipation of such Change of Control, then pursuant to Mr. Schwartz’s employment agreement, the retention options will vest in full, and any service-based vesting conditions on any equity awards held by Mr. Schwartz other than the retention options shall be waived.
     Mr. Schwartz—Estimate of Payments and Benefits under January 16, 2009 Employment Agreement
     Set forth below are the estimated payments or benefits that would have been provided to Mr. Schwartz under his January 16, 2009 employment agreement pursuant to the termination events described above assuming that the triggering event occurred on December 31, 2008 and that his employment agreement had been in effect on December 31, 2008. No amounts are estimated for the cost of continuation of directors’ and officers’ liability insurance because the Company’s current directors’ and officer’s liability insurance covers both current and former officers and directors and premium expense is not separately allocated between current and former officers and directors.

	Termination
	by Sunrise
	Other than for		Termination by
	Cause		Sunrise for Cause
	or by	Termination by	or by Executive	In Connection with
	Executive for	Death or	Other than for	a
	Good Reason	Disability	Good Reason	Change in Control

Severance(1)	$962,500	$—	$—	$994,135
Pro Rata Target Bonus)	—	—	—	350,000
Equity Acceleration(2)	33,695	33,695	—	80,829
COBRA Insurance Coverage(3)	10,728	10,728	10,728	10,728
Tax Gross-Up	—	—	—	521,356

Total	$1,006,923	$44,423	$10,728	$1,957,048

(1)	For purposes of the information presented in the table, severance payments have been calculated based on (a) Mr. Schwartz’s initial annual base salary of $350,000 and the target annual bonus amount equal to 100% of his annual base salary, as reflected in his employment agreement, with respect to the information set forth under the column captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason,” and (b) Mr. Schwartz’s initial annual base salary of $350,000, as reflected in his employment agreement, and the bonus amount of $147,067, which represents the average of the bonus amounts that he received for the fiscal years ended December 31, 2007 and 2006, with respect to the information provided under the column captioned “In Connection with a Change in Control.”

(2)	Represents the value of the acceleration of (a) 66,667 unvested retention stock options (which represents 1/3 of Mr. Schwartz’s 200,000 unvested retention stock options) and 7,755 of the 11,208 unvested shares of restricted common stock held by Mr. Schwartz at December 31, 2008, in the case of the information set forth under the columns captioned “Termination by Sunrise Other than for Cause or by Executive for Good Reason” and “Termination by Death or Disability,” and (b) all 200,000 unvested retention stock options and all remaining 11,208 unvested shares of restricted common stock held by Mr. Schwartz at December 31, 2008, in the case of the information set forth under the column captioned “In Connection with a Change in Control.” The value of the acceleration of such unvested equity awards has been calculated using $1.68 per share, the closing price of our common stock on December 31, 2008.

(3)	Mr. Schwartz is eligible for 18 months of continued healthcare coverage under all termination scenarios other than termination by us with cause. The value of such continued healthcare coverage has been calculated based on a monthly premium of $596.
For purposes of Mr. Schwartz’s employment agreement, the terms below have the following meanings:
•	“good reason” is generally defined to mean:
•	a material diminution of Mr. Schwartz’s duties or responsibilities, authorities, powers or functions;

•	a relocation that would result in Mr. Schwartz’s principal employment location being moved 35 miles or more and resulting in Mr. Schwartz’s commute being increased by 35 miles or more; or

•	any material breach by us of Mr. Schwartz’s employment agreement.
•	“cause” is generally defined to mean:
•	Mr. Schwartz’s willful failure to perform or substantially perform his duties with Sunrise;

•	Mr. Schwartz’s engaging in illegal conduct or gross misconduct that is willful and demonstrably and materially injurious to our business, financial condition or reputation;

•	Mr. Schwartz’s willful and material breach of his obligations under his employment agreement; or

•	Mr. Schwartz’s indictment for, or plea of guilty or nolo contendere with respect to, a felony or crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct.
•	“Change of Control” has the meaning set forth in our 2008 Omnibus Incentive Plan, as generally defined above.

•	“disability” is generally defined to mean the absence of Mr. Schwartz, due to physical or mental illness, from performing his duties on a full-time basis for 120 consecutive days or 180 days in any 12-month period.
Ms. Tomasso
     At December 31, 2008, Ms. Tomasso did not participate in any Sunrise plans or arrangements providing for severance or change in control payments. At December 31, 2008, Ms. Tomasso held 6,250 shares of restricted stock, the terms of which provide for acceleration of vesting upon (i) a “change in control” (defined in the same manner as in the restricted stock agreements with Messrs. Ordan and Nadeau) , (ii) termination of employment due to death or disability, (iii) termination of employment by the Company other than for “cause” (defined in the same manner as in Senior Executive Severance Plan) and (iv) termination of employment for “good reason” (defined in the same manner as in Senior Executive Severance Plan). The estimated realizable value of the acceleration of such shares of restricted stock at December 31, 2008 under these triggering events is approximately $10,500.
Payments Due Mr. Gaul Upon Termination of Employment
     Pursuant to Mr. Gaul’s Separation Agreement and subject to Mr. Gaul’s execution of a waiver and release of claims against the Company, Mr. Gaul will be entitled to receive the following benefits upon his termination of employment:
•	a lump sum payment of $1.3 million (which equals 104 weeks of his regular salary as of the date of the Separation Agreement and his 2008 and 2009 target bonus);

•	reimbursement for up to two years of continued health insurance coverage for himself, his spouse and covered dependents (estimated cost of approximately $21,000);

•	executive outplacement services for up to one year (estimated cost of approximately $9,000);

•	accelerated vesting of any unvested stock options, restricted stock and other long-term compensation awards, to the extent not vested or subject to any restrictions on ownership by the time of Mr. Gaul’s departure (all stock equity awards held by Mr. Gaul are currently 100% vested);

•	accelerated vesting of Mr. Gaul’s interest in the Company’s LTIC Bonus Plan relating to its UK and Germany ventures (estimated benefit to Mr. Gaul of approximately $1.6 million based on the estimate of future anticipated UK venture payouts to Mr. Gaul arising from accelerated vesting and assumed conversion of pounds sterling to U.S. dollars at the exchange rate in effect on April 22, 2009 ); and

•	a lump sum payment in respect of Mr. Gaul’s accrued vacation.
     Under his Separation Agreement, Mr. Gaul agreed to duties of confidentiality and non-disparagement, as well as a covenant not to solicit employees of the Company for one year following his departure. Mr. Gaul has also agreed to cooperate with the Company in connection with any litigation involving the Company with respect to which he was involved or has knowledge.
     The Separation Agreement included Mr. Gaul’s waiver and release of claims against the Company and provides that Mr. Gaul will execute another waiver and release following his departure.
     By mutual agreement of the Company and Mr. Gaul, Mr. Gaul’s employment will terminate on May 1, 2009.
Compensation Committee Interlocks and Insider Participation
     During 2008, Mr. Klaassen served as a director of the U.S. Chamber of Commerce, and until November 1, 2008 served as chief executive officer of the Company. From January 1, 2008 to March 16, 2008, Mr. Donohue, president and chief executive of the U.S. Chamber of Commerce, served as chairman of the Company’s Compensation Committee.
2008 Director Compensation
     Sunrise directors who are also employees of the Company receive no additional compensation for serving on the board of directors or its committees. Since May 2008, our non-employee directors received the following cash compensation for their services:

Annual Retainer	$150,000
Committee Chair Annual Retainer:
Audit Committee	$25,000
Compensation Committee	$15,000
Fee for serving on Audit Committee (other than the Committee Chair)	$10,000

     For the period January 1, 2008 to March 31, 2008, non-employee directors also received fees for attending committee meetings of $1,000 per meeting attended.
     In addition, non-employee directors are reimbursed for reasonable expenses incurred in attending meetings of the board of directors. New directors in 2008 also received a $100,000 fee upon becoming directors.
     In addition, Ms. Krominga received a fee for serving as non-executive chair of the Board from March 2008 to November 2008. Messrs. Harlan and Little also received fees for serving on the Special Independent Committee during 2008 of $50,000 per quarter for the first, second and third quarters of 2008.
     The Board believes it is important to align its interests with those of the stockholders through stock ownership in the Company. In prior years, a substantial portion of non-employee director compensation was in the form of stock options. Because the Company was in a trading black-out period during 2008 as a result of not being current on its SEC filings, the Board determined that the director compensation should be in the form of all cash without any equity component. In addition, because there was no open trading window in 2007 or 2008, no director purchased shares during such period (with the result that the new directors for 2007 and 2008 have no equity interest in the Company).
     For information regarding 2008 compensation paid or accrued to Mr. Ordan, our chief executive officer as of November 1, 2008 and a director since July 2008, and to Mr. Klaassen, who was our chief executive officer until November 1, 2008 and currently serves as non-executive chairman of our board, refer to the Summary Compensation Table. For information regarding 2008 compensation paid to Ms. Klaassen, refer to “Certain Relationships and Related Transactions.”

Director Compensation Table

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred
	Earned or	Stock	Option	Plan	Compensation	All Other
	Paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Cash ($)	($)	($)(1)	($)	($)	($)	($)
Glyn F. Aeppel	$260,000	$—	$—	$—	$—	$—	$260,000
Ronald V. Aprahamian (2)	185,000	—	—	—	—	—	185,000
Craig R. Callen (3)	23,000	—	—	—	—	—	23,000
Thomas J. Donohue	155,000	—	— (4)	—	—	—	155,000
David I. Fuente.	250,000	—	—	—	—	—	250,000
Stephen D. Harlan	345,000	—	—	—	—	—	345,000
J. Douglas Holladay	151,000	—	—	—	—	—	151,000
Lynn Krominga	286,000	—	—	—	—	—	286,000
William G. Little	306,000	—	—	—	—	—	306,000

(1)	As of December 31, 2008, the outstanding options held by each non-employee director, all of which were granted in prior periods and are fully vested, were as follows:

Glyn F. Aeppel	—
Ronald V. Aprahamian	178,000
Craig R. Callen	132,000
Thomas J. Donohue	148,000
David I. Fuente	—
Stephen D. Harlan	—
J. Douglas Holladay	76,000
Paul J. Klaassen	700,000
Lynn Krominga	—
William G. Little	40,000
(2)	Mr. Aprahamian’s term of office as a director expired in November 2008.

(3)	Mr. Callen resigned as a director in May 2008.

(4)	In 2008, the Compensation Committee extended the expiration date of an option for 20,000 shares held by Mr. Donohue from October 8, 2008 through the date that was 30 days after the Company was current in all of its SEC filings. The option exercise price was $15.41 per share. No FAS 123R expense was recorded in connection with the option extension because at the time the option was extended the option had no calculated fair value. The option expired unexercised in January 2009.
Standing Board Committees
     We have a standing Audit Committee, Compensation Committee, Nominating Committee and Governance and Compliance Committee. The following table sets forth the present membership of these Committees, which consist entirely of independent directors. Each of these Committees has the authority to obtain assistance and advice from internal or outside legal counsel or other advisors.

Governance
and
	Audit	Compensation	Nominating	Compliance
Director	Committee	Committee	Committee	Committee
Glyn F. Aeppel.	X
Thomas J. Donohue.			Chair	X
David I. Fuente.		X
Stephen D. Harlan.	Chair			X
J. Douglas Holladay		X	X
Lynn Krominga.	X	Chair	X	X
William G. Little.		X		Chair

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Owned by Management
     The following table sets forth certain information with respect to the beneficial ownership of common stock of Sunrise as of April 1, 2009 by (i) each director, (ii) each named executive officer of Sunrise and (iii) all current executive officers and directors of Sunrise as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common Stock
Name and Position(s) with Sunrise	Ownership(1)	Outstanding

Mark S. Ordan (2)	212,382	*
Chief Executive Officer and Director

Richard J. Nadeau (3)	126,875	*
Chief Financial Officer

Daniel J. Schwartz (4)	63,392
Executive Vice President — North American Operations

Michael B. Lanahan (5)	37,000	*
Chairman of Greystone

John F. Gaul (6)	132,579	*
General Counsel

Tiffany L. Tomasso (7)	253,689	*
Executive Vice President — European Operations

Paul J. Klaassen (8)	5,943,852	11.5%
Non-Executive Chairman of the Board

Lynn Krominga	—	*
Lead Independent Director

Glyn F. Aeppel	—	*
Director

Thomas J. Donohue (9)	169,510	*
Director

David I. Fuente	—	*
Director

Stephen D. Harlan	—	*
Director

J. Douglas Holladay (10)	76,000	*
Director

William G. Little (11)	62,000	*
Director

All current executive officers and directors as a group (13 persons) (12)	6,786,590	13.1%

*	Less than one percent.

(1)	Under Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Represents 164,383 shares of restricted stock and 47,999 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(3)	Represents 70,859 shares of restricted stock, 12,010 shares held directly and 44,006 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(4)	Represents 8,604 shares of restricted stock, 9,788 shares held directly and 45,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(5)	Represents 37,000 shares held directly based on information available to the Company as of March 18, 2009 when Mr. Lanahan’s employment terminated.

(6)	Represents 22,579 shares held directly and 110,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(7)	Represents 74,223 shares held directly, 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009 and 4,466 shares subject to an equivalent number of restricted stock units which could be acquired within 60 days of April 1, 2009.

(8)	Represents 5,071,494 shares held jointly by Mr. and Mrs. Klaassen, as tenants by the entirety, 51,212 shares held directly by Mr. Klaassen, 700,000 shares issuable upon exercise of stock options held by Mr. Klaassen that are exercisable within 60 days of April 1, 2009 and 121,146 shares held by The Klaassen Family Private Foundation. Of the 5,071,494 shares held jointly by the Klaassens, 1,500,000 shares are pledged to the counterparty of a prepaid variable forward contract relating to the forward sale of up to 1,500,000 shares of common stock in five tranches. See “Principal Holders of Voting Securities.”

(9)	Represents 41,510 shares held directly and 128,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(10)	Represents 76,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(11)	Represents 22,000 shares held directly and 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

(12)	Includes 1,191,005 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2009.

Principal Holders of Voting Securities
     The following table sets forth information as of April 1, 2009 with respect to the ownership of shares of Sunrise common stock by each person believed by management to be the beneficial owner of more than 5% of Sunrise’s outstanding common stock. The information is based on the most recent Schedule 13G filed with the SEC on behalf of such persons or other information made available to Sunrise. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

	Amount and	Percent of
	Nature of	Common
	Beneficial	Stock
Name and Address of Beneficial Owner	Ownership	Outstanding

The Guardian Life Insurance Company of America(1)	6,039,175	11.9%
Guardian Investor Services LLC
RS Investment Management Co. LLC
RS Value Fund
7 Hanover Square, Suite 900
New York, NY 10004

Paul J. and Teresa M. Klaassen(2)	5,943,852	11.5%
7902 Westpark Drive
McLean, VA 22102

Weiss Multi-Strategy Advisers LLC(3)	4,372,972	8.6%
George A. Weiss
Frederick E. Doucette III
Weiss Multi-Strategy Partners LLC
One State Street, 20th Floor
Hartford, CT 06103

High Rise Partners II, L.P.(4)	4,103,820	8.1%
High Rise Partners II (a), L.P.
High Rise Institutional Partners, L.P.
Cedar Bridge Realty Fund, L.P.
Cedar Bridge Institutional Fund, L.P.
High Rise Capital Advisors, L.L.C.
Bridge Realty Advisors, LLC
David O’Connor
Charles Fitzgerald
535 Madison Avenue, 27th Floor
New York, NY 10022

Soundpost Partners, LP(5)	3,900,000	7.7%
Jaime Lester
405 Park Avenue, 6th Floor
New York, NY 10022

(1)	The Schedule 13G/A dated January 1, 2009 of the reporting persons states that the reporting persons have shared voting and dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power

The Guardian Life Insurance Company of America	—	6,039,175	—	6,039,175
Guardian Investor Services LLC	—	6,039,175	—	6,039,175
RS Investment Management Co. LLC	—	6,039,175	—	6,039,175
RS Value Fund	—	3,712,784	—	3,712,784

(2)	The Schedule 13G/A dated February 13, 2009 of the reporting persons states that the reporting persons have shared voting power over the entire number of such shares and shared dispositive power with respect to 4,443,852 of such shares.

(3)	The Schedule 13G/A dated February 17, 2009 of the reporting persons states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power*

Weiss Multi-Strategy Advisers LLC	—	4,180,570	—	4,372,972
George A. Weiss	—	4,180,570	—	4,372,972
Frederick E. Doucette III	—	4,180,570	—	4,372,972
Weiss Multi-Strategy Partners LLC	—	2,316,531	—	2,316,531
(4)	The Schedule 13G/A dated February 13, 2009 of the reporting persons states that the reporting persons have sole or shared voting or dispositive power with respect to the shares as follows:

	Sole Voting	Shared Voting	Sole	Shared Dispositive
Reporting Person	Power	Power	Dispositive Power	Power

High Rise Partners II, L.P.	—	1,730,665	—	1,730,665
High Rise Partners II (a), L.P.	—	67,730	—	67,730
High Rise Institutional Partners, L.P.	—	1,086,905	—	1,086,905
Cedar Bridge Realty Fund, L.P.	—	639,140	—	639,140
Cedar Bridge Institutional Fund, L.P.	—	579,380	—	579,380
High Rise Capital Advisors, L.L.C.	—	4,103,820	—	4,103,820
Bridge Realty Advisors, LLC	—	1,218,520	—	1,218,520
David O’Connor	—	4,103,820	—	4,103,820
Charles Fitzgerald	—	4,103,820	—	4,103,820
(5)	The Schedule 13G/A dated January 16, 2009 of the reporting persons states that the reporting persons have shared power to vote and to dispose of 3,900,000 shares.

*	The reporting persons disclaim beneficial ownership of the shares except to the extent of their pecuniary interest.

Equity Compensation Plan Information
     The following table sets forth the following information as of December 31, 2008 for all equity compensation plans previously approved by our stockholders and all equity compensation plans not previously approved by our stockholders:
•	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

•	The weighted-average exercise price of such outstanding options, warrants and rights; and

•	Other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of		Number of Securities
	Securities to be	Weighted	Remaining Available
	Issued Upon	Average Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column(A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders	7,560,374(1)(2)	$6.50	217,361(3)
Equity compensation plans not approved by stockholders	231,013(4)	$12.87	—
Total	7,791,387	$6.69	206,973

(1)	Consists of outstanding equity awards under the Sunrise Senior Living, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”), Sunrise Senior Living, Inc. 1995 Stock Option Plan, as amended, 1997 Stock Option Plan, as amended, 1998 Stock Option Plan, as amended, 1999 Stock Option Plan, as amended, 2000 Stock Option Plan, as amended, 2001 Stock Option Plan, as amended, 2002 Stock Option and Restricted Stock Plan, as amended, and 2003 Stock Option and Restricted Stock Plan, as amended.

(2)	Includes 4,466 restricted stock units. The weighted-average exercise price in column (B) does not take these restricted stock units into account.

(3)	Represents shares available for issuance as of December 31, 2008 under the Sunrise Senior Living, Inc. 2008 Plan, which plan was approved and adopted by the stockholders of Sunrise at the annual meeting of stockholders held on November 13, 2008. In accordance with the terms of the 2008 Plan, shares of common stock that are issuable under the 2008 Plan are subject to increase by the number of shares of common stock covered by outstanding equity awards under Prior Plans (as defined below) that are not purchased, are forfeited or expire, or otherwise terminate without delivery of any shares subject thereto or are settled in cash in lieu of shares, after September 17, 2008. Pursuant to the 2008 Plan, no equity awards may be made under the Prior Plans in the future. The term “Prior Plans” consists of the Company’s 1995 Stock Option Plan, as amended, 1996 Non-Incentive Stock Option Plan, as amended, 1997 Stock Option Plan, as amended, 1998 Stock Option Plan, as amended, 1999 Stock Option Plan, as amended, 2000 Stock Option Plan, as amended, 2001 Stock Option Plan, as amended, 2002 Stock Option and Restricted Stock Plan, as amended and 2003 Stock Option and Restricted Stock Plan, as amended.

(4)	Represents options to purchase shares of Sunrise common stock that are outstanding under Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended. We refer below to Sunrise’s 1996 Non-Incentive Stock Option Plan, as amended, as the 1996 Non-Incentive Plan. As described in footnote 3 above, with respect to the 1996 Non-Incentive Plan, to the extent that any of the options to purchase Sunrise common stock that are outstanding as of December 31, 2008 under this plan that are not purchased or are later forfeited or expire or otherwise terminate without delivery of any shares subject thereto, the number of shares of Sunrise common stock covered by such forfeited, expired or terminated options will be available for issuance under the 2008 Plan.

1996 Non-Incentive Plan
     The 1996 Non-Incentive Plan was approved by the Board of Directors on December 13, 1996 and amended by the Board of Directors on March 16, 1997. The 1996 Non-Incentive Plan was not approved by our stockholders.
     The 1996 Non-Incentive Plan authorized the grant of options to purchase shares of Sunrise common stock to any employee of Sunrise or any subsidiary as the board of directors shall determine and designate, as well as any consultant or advisor providing bona fide services to Sunrise or any subsidiary of Sunrise, subject to certain limited exceptions. A total of 3,200,000 shares of Sunrise common stock were originally reserved for issuance pursuant to options granted under the 1996 Non-Incentive Plan.
     Options granted under the 1996 Non-Incentive Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement applicable to the option grant. Each option vests and becomes exercisable over a period commencing on or after the date of grant, as determined by the Compensation Committee.
     As a result of the approval of the 2008 Plan by the stockholders of Sunrise at the annual meeting held on November 13, 2008, no further option awards may be made under the 1996 Non-Incentive Plan but options to purchase Sunrise common stock that were previously outstanding will remain in effect in accordance with the terms of the plan and the applicable stock option agreement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Sunrise Senior Living Foundation
     Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul Klaassen, Sunrise’s co-founder and Chairman of the Board of Directors, and Teresa Klaassen, Sunrise’s co-founder, Chief Cultural Officer and member of Sunrise’s Board of Directors through November 13, 2008, are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other employees of Sunrise also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF.
     Prior to April 2005, Sunrise managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility to SSLF under an informal arrangement. Effective April 2005, Sunrise entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. The contract was terminated effective December 29, 2008. Under the contract, Sunrise received a discount when renting the Conference Facility for management, staff or corporate events, at an agreed-upon amount, and priority scheduling for use of the Conference Facility. Sunrise was paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which Sunrise estimated to be its cost of managing this property. The salary and benefit costs of the Sunrise employees working at the Conference Facility were reimbursed by SSLF in addition to the 1% property management fee. Either party was entitled to terminate this management agreement upon 60 days’ notice. In addition, Sunrise agreed, if Conference Facility expenses exceeded gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan was required to be repaid to the extent gross receipts exceeded Conference Facility expenses in any subsequent months. There were no such loans made by Sunrise in 2008. Fees paid by Sunrise for use of the Conference Facility for management, staff and corporate events during 2008 totaled approximately $22,000. Under the management agreement, Sunrise earned management fees of approximately $4,600 for 2008. The amount reimbursed in 2008 for the salary and benefits of the Sunrise employees who managed the Conference Facility totaled approximately $266,000. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.
     SSLF’s stand-alone day care center, which provides day care services for Sunrise and non-Sunrise employees, is located in the same building complex as Sunrise’s corporate headquarters. The day care center subleases space from Sunrise under a sublease that expires September 30, 2013. The sublease payments, which equal the payments Sunrise is required to make under its lease with its landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $196,000 in sublease payments in 2008. The dollar amount of the scheduled sublease payments beginning January 1, 2009 through the remaining term of the sublease is approximately $1 million.
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
Fairfax Community Ground Lease
     Sunrise leases the real property on which its Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. The amended ground lease provided for monthly rent of $12,926 when signed in 2003, and is adjusted annually based on the consumer price index. Annual rent expense paid by Sunrise under this lease was approximately $181,000 for 2008. The aggregate dollar amount of the scheduled lease payments through the remaining term of the lease is approximately $13.8 million.
Purchase of Condominium Unit
     In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which the Company owns a 30% equity interest and with which the Company has entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen agreed to purchase for his parents a residential condominium unit at the Fox Hill project developed by the joint venture. The purchase price of the condominium was approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of approximately $134,000. The purchase price paid by Mr. Klaassen reflects the market price charged to a third-party for a similar condominium unit. This transaction was completed in November 2008.
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
     For approximately 13 years, Sunrise contracted with SEI to provide mystery shopping services for Sunrise. These services have included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. The SEI contract was terminable upon

12 months’ notice. In August 2007, Sunrise gave SEI written notice of the termination of SEI’s contract, effective August 2008. In 2008, Sunrise paid SEI approximately $455,000 for services incurred through the termination date of SEI’s contract.
Compensation to Teresa Klaassen
     Teresa Klaassen, a member of Sunrise’s board of directors through November 13, 2008, also serves as Sunrise’s chief cultural officer. For 2008, Ms. Klaassen received in her capacity as Sunrise’s chief cultural officer a salary of $100,000. For information regarding personal use of company aircraft by Mr. and Mrs. Klaassen during 2008, see the Summary Compensation Table above under “All Other Compensation.”
Greystone
     In May 2005, Sunrise acquired Greystone. Following this acquisition, Greystone’s founder, Michael B. Lanahan, served as chairman of Greystone and as an executive officer of Sunrise through the sale of Greystone as described below. Pursuant to the terms of the Purchase Agreement, Sunrise agreed to pay certain “earn-out” payments as additional purchase price to the sellers of Greystone if Greystone met certain performance milestones in 2005, 2006 and 2007. Mr. Lanahan’s share of such “earn-out” payment as a former owner of Greystone was approximately $341,000, which was paid in 2008.
     On March, 18, 2009, Sunrise and two of its subsidiaries, Sunrise Development, Inc. (“SDI”) and Sunrise Senior Living Investments, Inc. (“SSLII”), completed a transaction with Greystone Partners II LP (the “Buyer”), an entity controlled by Michael Lanahan and Paul Steinhoff (another senior executive with the Greystone companies), for: (i) the purchase by Buyer of all of the outstanding stock, membership interests and partnership interests of Greystone Communities, Inc., Greystone Development Company, LLC and Greystone Development Company II LP (collectively, the “Company Interests”) from SDI; and (ii) the purchase by Buyer, or one or more entities designated by Buyer (the “Seed Capital Investors”), from SSLII of all of SSLII’s interests (the “Seed Capital Interests”) in the seed capital partnerships located in (a) Boise, Idaho, (b) Carmel, Indiana, (c) Fort Worth, Texas, (d) Kirkwood, Missouri, and (e) Elmhurst, Illinois (the “Seed Capital Partnerships”).
     The Buyer agreed to pay to SDI the following consideration for the Company Interests: (i) $1,500,000 in cash; (ii) a $2,000,000 non-interest bearing 30-day note secured by a security interest in the Company Interests and personal guarantees provided by Mr. Lanahan and Mr. Steinhoff; (iii) a $6,000,000 7-year note secured by a security interest in the Company Interests and bearing interest at 10% per annum for the first 5 years and 12% per annum thereafter; and (iv) a $2,500,000 non-interest bearing note payable in installments of principal equal to 50% of all cash distributions made by the Buyer to its partners in excess of distributions made to cover their federal and state income taxes on taxable income from the Buyer, with any remaining unpaid principal due at maturity on March 21, 2029. The parties also agreed that Sunrise and its subsidiaries will not be subject to any future capital calls, claims or liabilities relating to the Malden, Massachusetts partnership and shall be indemnified and held harmless by the general partner of the Malden, Massachusetts partnership from any such future liability.
     The Buyer agreed to pay to SSLII the following consideration for the Seed Capital Interests: (i) $500,000 in cash; (ii) a $3,700,000 non-interest bearing 45-day note secured by a security interest in the Seed Capital Interests; (iii) a $3,050,000 non-interest bearing 45-day note to be paid as a cash contribution into the Seed Capital Partnerships on behalf of SSLII and secured by a security interest in the Seed Capital Interests; and (iv) the execution of a net proceeds agreement from the Seed Capital Investors providing for certain contractual payment obligations to Sunrise. The net proceeds agreement provides for the payment to Sunrise or its subsidiaries of: (i) 35% of the net proceeds received by the Seed Capital Investors for each of the Seed Capital Interests purchased from Sunrise or its subsidiaries, other than Fort Worth, Texas, and (ii) 35% of the net proceeds received by the Seed Capital Investors for the Fort Worth, Texas Seed Capital Interest, after deducting the first $2,400,000 of amounts received by Senior Quality Lifestyles, Inc.
Purchase of Aircraft Interest by Mr. Klaassen
     In July 2008, Mr. Klaassen purchased from the Company the fractional interest in a private aircraft owned by the Company. The purchase price for such interest was approximately $266,000, which represented the current market value of the interest at the time of purchase as furnished to the Company by independent appraisers. The purchase of the fractional interest was approved by the Company’s Audit Committee of the Board of Directors.
Review, Approval or Ratification of Transactions with Related Persons

     In March 2008, the Governance and Compliance Committee’s charter was adopted. In that charter, the Committee was given authority and oversight over related party transactions. On May 5, 2008, the Board of Directors adopted a written related party transaction policy and written related party transaction procedures under which all Related Party Transactions, regardless of amount, are subject to the prior review and approval by the Board of Directors (acting through the Governance and Compliance Committee or the disinterested members of the Board of Directors). Under the written policy and procedures, a “Related Party Transaction” is:
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
     Under the written policy and procedures, the directors and executive officers of the Company are responsible for identifying and reporting potential Related Party Transactions. If any director or executive officer becomes aware of any transaction or arrangement that has taken place, may be taking place or may be about to take place involving the Company and any related party, such person must immediately bring the matter to the attention of the chair of the Governance and Compliance Committee. The chair of the Governance and Compliance Committee will review the information compiled by the Company’s compliance officer regarding the Related Party Transaction (including, to the extent reasonably available, information regarding the business rationale for the transaction, the nature of the related party’s interests, the dollar value of the transaction, the availability of other sources of comparable products or services, the comparability of the terms to those available from unrelated third parties and other material facts).
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
     The following types of transactions have been pre-approved under the written policy and procedures and are, therefore, exempt from the written policy and procedures (unless otherwise noted):
•	executive officer compensation arrangements that are approved by the Board or the Compensation Committee of the Board and director compensation paid for services as a director;

•	transactions where the related party’s interest arises solely from the ownership of the Company’s common stock and all holders of common stock receive the same benefit on a pro rata basis;

•	ordinary course travel and expenses, advances and reimbursements;

•	indemnification arrangements under the Company’s charter or bylaws, or under agreements to which the Company is a party;

•	previously approved or disclosed Related Party Transactions that were in existence as of May 6, 2008, the date the written policy and procedures were approved and adopted. However, these Related Party Transactions remain subject to the annual review process mentioned above, and any amendments or modifications will be subject to approval under the written policy and procedures;

•	transactions with entities in which the Company has an investment and for which a related party serves as director or executive officer at the request of the Company; and

•	dues paid by the Company for membership in the U.S. Chamber of Commerce or any of its affiliates.
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
Annual Independence Review
     Under corporate governance guidelines adopted by the Company’s Board of Directors, the nominating committee annually assesses the directors’ qualifications as independent. This review is designed to determine whether the non-management directors are independent as defined in the NYSE listing standards. In August 2008, the Company’s Board of Directors, upon the recommendation of the nominating committee, determined that eight of the Company’s then total of eleven directors met the criteria for independence as set forth in the NYSE listing standards. The continuing seven independent directors are: Thomas J. Donohue, Stephen D. Harlan, J. Douglas Holladay, David Fuente, Glyn Aeppel, Lynn Krominga and William G. Little. Prior to his resignation as director in May 2008, Craig R. Callen was independent as defined in the NYSE listing standards. Prior to the expiration of his term as director in November 2008, Ronald V. Aprahamian was independent as defined in the NYSE listing standards.
     Mark Ordan is not considered independent because he serves as the Company’s chief executive officer. Paul J. Klaassen is not considered independent because he served as the Company’s chief executive officer until November 2008. Prior to her resignation as director in November 2008, Teresa M. Klaassen was not considered independent because she was employed as the Company’s Chief Cultural Officer.

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accountant’s Fees
     For fiscal years 2008 and 2007, our independent registered public accountants, Ernst & Young LLP, billed us the fees set forth below:

	Fiscal Year Ended December 31,
Type of Fee	2008	2007
Audit Fees (1)	$3,211,757	$3,766,337
Audit Related Fees (2)	299,300	—
Tax Fees (3)	734,637	1,819,413
All Other Fees	—	—
Total	$4,245,694	$5,585,750

(1)	Audit fees include audits of consolidated financial statements, Sarbanes-Oxley Section 404 attest services and statutory audits. The amount for 2007 has changed from the previously reported amount due to work performed during 2008 relating to Amendments No. 1 and 2 to the 2007 Form 10-K.

(2)	Audit related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include an analysis of the effectiveness of controls over the processing of transactions for owners of Sunrise communities.

(3)	Tax services principally include tax compliance, tax advice, and tax planning.
Pre-Approval of Audit and Non-Audit Services
     The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by Ernst & Young LLP. Under the policy, the Audit Committee must specifically pre-approve the terms of the annual audit services engagement. Thereafter, the Audit Committee (or its delegate) is required to approve, if necessary, any changes in terms resulting from changes in audit scope, Company structure or other matters. In addition to the annual audit services engagement specifically approved by the Audit Committee as described above, the Audit Committee must pre-approve other services, including audit-related services, tax services, and such other services that a company’s independent auditor may traditionally provide without impairing its independence. Under the policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.
     All of the audit, audit related and tax services for which the fees listed above were billed were approved by the Audit Committee pursuant to the policy described in the preceding paragraph.
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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2009.

SUNRISE SENIOR LIVING, INC.
By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated April 24, 2006.	8-K	April 21, 2006	4.1

4.3	Amendment, dated as of November 19, 2008, to the Rights Agreement, dated as of April 24, 2008, between the Corporation and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11

10.12	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.13	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.14	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.15	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.16	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.17	Form of Non-Qualified Stock Option Agreement.+	10-K	March 2, 2009	10.17

10.18	Form of Incentive Stock Option Agreement.+	10-K	March 2, 2009	10.18

10.19	Form of Restricted Stock Agreement.+	10-K	March 2, 2009	10.19

10.20	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

10.21	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.22	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.23	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+	10-K/A	March 31, 2009	10.23

10.24	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25

10.25	Bonus Deferral Programs for Certain Executive Officers.+	10-K/A	March 31, 2009	10.25

10.26	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.27	Amendment 1 to Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.28	Amendment 2 to Sunrise Senior Living, Inc. Long Term	10-K/A	March 31, 2009	10.28

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
	Incentive Cash Bonus Plan.+

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Amendment to the Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30

10.31	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.32	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.33	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.34	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

10.35	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.36	Letter Agreement between the Corporation and Julie Pangelinan, dated November 17, 2008.+	8-K	November 19, 2008	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.37	Separation Agreement and General Release between the Company and John F. Gaul, dated December 9, 2008.+	8-K	December 15, 2008	10.1

10.38	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2

10.39	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3

10.40	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4

10.41	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.42	2008 Non-Employee Director Fees and Other Compensation+	10-K	March 2, 2009	10.45

10.43	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.44	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.45	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.46	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.47	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.48	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.49	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.50	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.51	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.52	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.53	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.54	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.55	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.56	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.57	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lender parties thereto, dated March 20, 2009.	8-K	March 23, 2009	10.1

10.58	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.59	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.60	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.61	Letter dated March 16, 2008 regarding surrender of bonus compensation.+	10-K	March 24, 2008	10.65

10.62	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.63	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

10.64	Pre-Negotiation and Standstill Agreement dated December 24, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.1

10.65	Standstill Agreement, dated December 23, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.2

21	Subsidiaries of the Registrant.	10-K	March 2, 2009	21

23.1	Consent of Ernst & Young LLP.	10-K	March 2, 2009	23.1

23.2	Consent of Ernst & Young LLP.	10-K/A	March 31, 2009	23.2

23.3	Consent of Ernst & Young LLP.	10-K/A	March 31, 2009	23.3

23.4	Consent of Ernst & Young LLP.	10-K/A	March 31, 2009	23.4

23.5	Consent of Deloitte & Touche LLP.	10-K/A	March 31, 2009	23.5

23.6	Consent of PricewaterhouseCoopers LLP.	10-K/A	March 31, 2009	23.6

23.7	Consent of Deloitte & Touche LLP.	10-K/A	March 31, 2009	23.7

23.8	Consent of Beers & Cutler PLLC.	10-K/A	March 31, 2009	23.8

23.9	Consent of Beers & Cutler PLLC.	10-K/A	March 31, 2009	23.9

23.10	Consent of Reznick Group P.C.	10-K/A	March 31, 2009	23.10

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	31.2

31.3	Certification of Chief Executive Officer Pursuant to	10-K/A	March 31, 2009	31.3

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
	Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	March 31, 2009	31.4

31.5	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.6	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 2, 2009	32.2

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	March 31, 2009	32.3

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	March 31, 2009	32.4

32.5	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.6	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.