Form 10-Q
period 2009-03-31
SUNRISE SENIOR LIVING INC
filed 2009-05-08
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

There were 50,833,215 shares of the Registrant’s common stock outstanding at April 30, 2009.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2009

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
(In thousands, except per share and share amounts)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$33,879	$29,513
Accounts receivable, net	52,334	54,842
Income taxes receivable	28,700	30,351
Notes receivable	5,721	—
Due from unconsolidated communities	31,679	45,255
Deferred income taxes, net	20,452	25,341
Restricted cash	35,062	37,392
Assets held for sale	54,371	49,076
Prepaid insurance	8,453	8,850
Prepaid expenses and other current assets	20,773	24,288

Total current assets	291,424	304,908
Property and equipment, net	639,830	681,352
Investment in marketable securities	29,775	31,080
Due from unconsolidated communities	23,560	31,693
Intangible assets, net	60,385	70,642
Goodwill	—	39,025
Investments in unconsolidated communities	80,792	66,852
Investments accounted for under the profit-sharing method	17,240	22,005
Restricted cash	94,612	123,772
Other assets, net	10,141	10,228

Total assets	$1,247,759	$1,381,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$368,919	$377,449
Outstanding draws on bank credit facility	93,500	95,000
Accounts payable and accrued expenses	184,213	184,144
Due to unconsolidated communities	1,401	914
Deferred revenue	7,570	7,327
Entrance fees	34,240	35,270
Self-insurance liabilities	36,377	35,317

Total current liabilities	726,220	735,421
Debt, less current maturities	160,062	163,682
Investment accounted for under the profit-sharing method	8,670	8,332
Guarantee liabilities	13,787	13,972
Self-insurance liabilities	69,865	68,858
Deferred gains on the sale of real estate and deferred revenues	24,253	88,706
Deferred income tax liabilities	20,452	28,129
Other long-term liabilities, net	100,103	126,543

Total liabilities	1,123,412	1,233,643

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,833,215 and 50,872,711 shares issued and outstanding, net of 382,021 and 342,525, at March 31, 2009 and December 31, 2008, respectively	508	509
Additional paid-in capital	459,363	458,404
Retained loss	(345,217)	(327,056)
Accumulated other comprehensive income	7,469	6,671

Total stockholders’ equity	122,123	138,528

Noncontrolling interests	2,224	9,386

Total equity	124,347	147,914

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,247,759	$1,381,557

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
(In thousands, except per share amounts)	(Unaudited)

Operating revenue:
Management fees	$28,438	$33,658
Resident fees for consolidated communities	115,885	105,572
Ancillary fees	11,221	13,623
Professional fees from development, marketing and other	6,725	7,868
Reimbursed contract services	242,092	252,763

Total operating revenues	404,361	413,484
Operating expenses:
Community expense for consolidated communities	91,394	76,913
Community lease expense	15,120	14,848
Depreciation and amortization	16,725	11,581
Ancillary expenses	10,361	15,781
General and administrative	30,463	31,780
Development expense	5,171	12,428
Write-off of capitalized project costs	12,221	24,978
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,257	18,490
Restructuring costs	7,687	—
Provision for doubtful accounts	8,997	1,998
Loss on financial guarantees and other contracts	1,097	156
Reimbursable contract services	245,417	250,593

Total operating expenses	445,910	459,546

Loss from operations	(41,549)	(46,062)
Other non-operating income (expense):
Interest income	737	1,466
Interest expense	(8,848)	(1,325)
Loss on investments	(1,305)	(4,000)
Other expense	(1,046)	(6,176)

Total other non-operating expense	(10,462)	(10,035)
Gain on the sale and development of real estate and equity interests	1,742	10,360
Sunrise’s share of earnings and return on investment in unconsolidated communities	18,375	6,295
(Loss) income from investments accounted for under the profit-sharing method	(3,812)	292

Loss before benefit from income taxes and discontinued operations	(35,706)	(39,150)
Benefit from income taxes	3,415	13,072

Loss before discontinued operations	(32,291)	(26,078)
Discontinued operations, net of tax of $(4,842) and $4,425, respectively	14,007	(8,181)

Net loss	(18,284)	(34,259)
Less: Net loss attributable to noncontrolling interests	123	1,134

Net loss attributable to common shareholders	$(18,161)	$(33,125)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(0.64)	$(0.52)
Discontinued operations, net of tax	0.28	(0.14)

Net loss	$(0.36)	$(0.66)

Diluted net loss per common share
Loss before discontinued operations	$(0.64)	$(0.52)
Discontinued operations, net of tax	0.28	(0.14)

Net loss	$(0.36)	$(0.66)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
(In thousands)	(Unaudited)

Operating activities
Net loss	$(18,284)	$(34,259)
Less: Net (income) loss from discontinued operations	(14,007)	8,181
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale and development of real estate and equity interests	(1,742)	(10,360)
Loss (income) from investments accounted for under the profit-sharing method	3,812	(292)
Loss on investments	1,305	4,000
Sunrise’s share of earnings and return on investment in unconsolidated communities	(18,375)	(6,295)
Loss on financial guarantees and other contracts	1,097	156
Distributions of earnings from unconsolidated communities	6,309	7,432
Provision for doubtful accounts	8,997	1,998
Benefit from deferred income taxes	(2,788)	(16,763)
Depreciation and amortization	16,725	11,581
Amortization of financing costs, debt discount and guarantee liabilities	2,879	277
Write-off of capitalized project costs	12,221	24,978
Stock-based compensation	959	22
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(659)	(3,219)
Due from unconsolidated communities	9,283	6,837
Prepaid expenses and other current assets	2,764	14,942
Captive insurance restricted cash	1,039	3,725
Other assets	1,300	(1,881)
Increase (decrease) in:
Accounts payable and accrued expenses	(6,644)	(39,477)
Entrance fees	(1,030)	(137)
Self-insurance liabilities	2,088	6,748
Guarantee liabilities	—	(8,654)
Deferred gains on the sale of real estate and deferred revenues	673	(3,895)
Net cash (used in) provided by discontinued operations	(8,833)	2,761

Net cash used in operating activities	(911)	(31,594)

Investing activities
Capital expenditures	(9,156)	(35,267)
Dispositions of assets	3,343	13,621
Change in restricted cash	5,287	52,525
Purchases of short-term investments	—	(102,800)
Proceeds from short-term investments	—	62,800
Increase in advances to communities under development and notes receivable	(35,606)	(88,038)
Proceeds from advances to communities under development and notes receivable	43,214	25,431
Investments in unconsolidated communities	(2,743)	(9,829)
Distributions of capital from unconsolidated communities	—	176
Net cash provided by (used in) discontinued operations	2,592	(2,200)

Net cash provided by (used in) investing activities	6,931	(83,581)

Financing activities
Net proceeds from exercised options	—	4,164
Additional borrowings of debt	2,356	21,542
Repayment of debt	(1,944)	(487)
Net (repayments) borrowings on Bank Credit Facility	(1,500)	28,000
Financing costs paid	(243)	—
Distributions to minority interests	(323)	(364)

Net cash (used in) provided by financing activities	(1,654)	52,855

Net increase (decrease) in cash and cash equivalents	4,366	(62,320)
Cash and cash equivalents at beginning of period	29,513	138,212

Cash and cash equivalents at end of period	$33,879	$75,892

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in our 2008 Form 10-K, as amended on March 31, 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

2.	New Accounting Standards

We adopted the provisions of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities on January 1, 2009. We adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs will no longer be included in the measurement of the business acquired and instead will be expensed as incurred. SFAS 141R applies prospectively to business combinations and earlier adoption is prohibited. We adopted SFAS 141R on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We adopted SFAS No. 160 on January 1, 2009. SFAS 160 did not have a material impact on our consolidated financial position or results of operations.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We adopted FSP FAS 133-1 and FIN 45-4 on January 1, 2009, and they did not have a material impact on our consolidated financial position or results of operations.

We adopted Emerging Issues Task Force (“EITF”) 08-6 effective on January 1, 2009 concurrently with the adoption of FAS No. 141(R) and FAS No. 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of FAS No. 141(R) and FAS No. 160. The adoption of EITF 08-6 did not have a material impact on our financial statements.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Future Adoption of Accounting Standards

The FASB issued the following new accounting standards on April 9, 2009. We plan to adopt each standard in the second quarter of 2009, and do not expect that our adoption of any of these standards will have a material impact on our financial statements.

FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and FAS No. 124-2”) modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and non-credit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter.

FSP FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”) requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”) clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter.

3.	Fair Value Measurements

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

At March 31, 2009, we held investments in five Student Loan Auction-Rate Securities (“SLARS”), four with a face amount of $8.0 million and one with a face amount of $6.9 million, for a total of $38.9 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

98% guaranteed by the Federal government against default. The interest rate for these five SLARS are reset every 7 to 35 days. The interest rates at March 31, 2009 ranged from 0.96% to 1.34%. Uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at March 31, 2009 was determined to be $29.8 million and we recorded unrealized losses of $1.3 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 5% to 45% at March 31, 2009 with an average SLARS discount on closed deals of 17% at March 31, 2009.

At March 31, 2009, we have interest rate caps relating to mortgage debt for 16 of our wholly-owned subsidiaries. The fair value of the interest rate caps is approximately zero at March 31, 2009. The valuation was based on Level 2 prevailing market data.

4.	Capitalized Project Costs

There are two projects under construction in the U.S. that do not yet have debt financing as of March 31, 2009 and are currently suspended. Costs incurred to date are $39.2 million and estimated costs to complete are approximately $42.0 million. During the first quarter of 2009, we decided to not pursue construction of these sites as wholly owned communities. The fair value of one of the projects was less than the carrying value and accordingly we recorded a charge of $10.9 million to write the cost down to fair value. We also wrote-off $1.3 million of other costs related to capitalized project costs.

5.	Investments in Unconsolidated Communities

During the first quarter of 2009, a U.K. venture in which we have a 20% interest sold three communities to a different U.K. venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the venture, we recorded earnings in unconsolidated communities of $19.0 million. When the first U.K. venture was formed, we established a bonus pool in respect to the venture for the benefit of employees and others responsible for the success of the ventures. At the time, we agreed with our venture partner that after certain return thresholds were met, we would each reduce our percentage interests in the venture distributions with such excess to be used to fund these bonus pools. During the first quarter of 2009, we recorded bonus expense of $1.1 million with respect to the bonus pool relating to the U.K. venture.

During 2007, we contributed $4.4 million for a 20% interest in a venture which purchased an existing building for approximately $22.0 million and is renovating the building into a senior independent living facility. As of March 31, 2009, renovations on the building were approximately 98% complete. Eight of 208 units were rented at March 31, 2009. In March 2009, the venture received a notice of default from its lender for alleged violation of financial covenants and other matters. As of March 31, 2009, the carrying value of our equity investment was approximately $1.1 million and we had outstanding receivables from the venture of approximately $5.4 million. Based on the notice of default from the lender and the poor rental experience in the venture, we consider our equity to be other than temporarily impaired and wrote off the balance in March 2009. In addition, based on discussion with the lender, we believe that the lender does not intend to fund to the venture the amount that would be necessary to repay our receivables and accordingly any repayment of our receivables would need to be from excess proceeds from the ultimate sale of the community after the loan has been repaid. We do not believe that collectability of our receivable is reasonably assured and we wrote-down the carrying value of our receivable to zero in March 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2009 under S-X Rule 3-09 (in thousands):

Three Months Ended March 31, 2009
Net Income
	Total	Before
	Operating	Provision for	Net
	Revenues	Income Taxes	Income

PS UK Investment (Jersey) LP	$3,321	$22,657	$22,657

Three Months Ended March 31, 2008
Net
	Total	Loss Before
	Operating	Provision for	Net
	Revenues	Income Taxes	Loss

PS UK Investment (Jersey) LP	$5,342	$(5,887)	$(5,887)

The venture is treated as a partnership for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

6.	Bank Credit Facility

On March 23, 2009, we entered into the Eleventh Amendment to our Bank Credit Facility. The purpose of the Eleventh Amendment was to provide the parties with an additional period of time to negotiate the terms of a Twelfth Amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of December 2, 2009, with the desired objective of obtaining a Twelfth Amendment prior to the close of business on April 30, 2009.

The Eleventh Amendment, among other matters, suspended until May 1, 2009 the obligation of the lenders under the Bank Credit Facility to (1) advance any additional proceeds of the loans to the borrowers under the Bank Credit Facility or (2) issue any new letters of credit. However, the lenders agreed to renew certain scheduled outstanding letters of credit in accordance with the annual renewal provisions of such letters of credit. The Eleventh Amendment also waived compliance with certain financial covenants of the Bank Credit Facility through April 29, 2009 and the applicability of certain cross-default provisions through April 30, 2009.

The Eleventh Amendment also permanently reduced the aggregate commitments of the lenders under the Bank Credit Facility from $160.0 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million at the time of the Eleventh Amendment).

On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility. The significant terms include:

•	waiver of all existing financial covenants through December 2, 2009, the maturity date of the Bank Credit Facility;

•	agreement for renewal of existing letters of credit;

•	an amendment fee of $0.5 million;

•	authorization to consummate certain transactions;

•	restriction on the disposition of assets except to permit the transfer of scheduled assets;

•	requirement to maintain minimum cash balance as of the last day of each month and of not less than $5 million at any time;

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

•	a cash sweep as of the last day of October and November 2009 to reduce principal equal to the greater of consolidated cash in excess of $35 million or $2 million; and

•	a permanent reduction of the commitment after an agreed-upon repayment of the outstanding balance from dispositions consented to by our lenders, federal income tax refunds of $20.8 million and payments received from the cash sweep.

We have no borrowing availability under the Bank Credit Facility, and we have significant scheduled debt maturities in 2009 and significant long-term debt that is in default. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations. Assuming we are able to re-finance the scheduled maturities and assuming we are able to obtain covenant waivers with respect to consolidated debt that is in default, we believe we have adequate cash resources to fund operations and meet our obligations as they come due until the December 2, 2009 maturity date of the Bank Credit Facility.

On April 2, 2009, we received federal income tax refunds of $20.8 million which were used to pay down the Bank Credit Facility. On April 30, 2009, we used $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture (Note 9) to pay down the Bank Credit Facility. At May 8, 2009, the outstanding borrowings were $71.7 million.

7.	Income Taxes

The benefit from income taxes allocated to continuing operations was $3.4 million and $13.1 million for the three months ended March 31, 2009 and 2008, respectively. Our effective tax benefit from continuing operations was 9.5% and 33.4% for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $4.8 million attributable to discontinued operations is treated as a discrete event to be reported in the current quarter and, accordingly, future quarters will have a corresponding benefit of $2.0 million in continuing operations.

The IRS is currently examining our U.S. federal income tax returns for 2005 through 2007. The Canadian government is currently auditing the operating subsidiaries’ 2004 returns, with years after 2004 remaining subject to audit. The German government is currently auditing income tax returns for the years 2003 through 2004, with years after 2004 remaining subject to audit. There are no returns under audit by the U.K. government with years after 2004 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements; however, it is reasonably possible that the amount of the liability for unrecognized tax benefits could decrease by $2 to $3 million during the remainder of 2009.

8.	Stock-Based Compensation

On February 25, 2009, we granted 14 employees non-qualified stock options to purchase 360,000 shares of common stock at a price of $0.77. One-third of the options vest per year beginning in 2010. In the first quarter of 2009, 60,739 shares of restricted stock vested.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

9.	Commitments and Contingencies

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at March 31, 2009 and fundings during 2009 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	From
	Amount	for Future	for Future	for Future	January 1, 2009
	of Future	Fundings at	Fundings at	Fundings at	Through
Guarantee Type	Fundings	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009

Debt repayment	$1,482	$135	$—	$135	$—
Operating deficit	Uncapped	851	—	851	—
Income support	Uncapped	685	11,991	12,676	—
Other		—	125	125	—

Total		$1,671	$12,116	$13,787	$—

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

At loan inception, we provided the lender a guarantee of monthly principal and interest payments and during 2008 we made payments under this guarantee since the venture did not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan in a capital or refinancing event prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through March 31, 2009, we have funded $7.0 million under this guarantee.

On April 30, 2009, we sold our equity interest in the Aston Gardens venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $5.2 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We received a management fee of $1.0 million in the first quarter of 2009 associated with Aston Gardens.

Fountains

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (5.75% at March 31, 2009) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through March 31, 2009, we have funded $14.2 million under this operating deficit guarantee which has been written-down to zero. These advances under the operating deficit guarantee are in addition to the $12.8 million we have funded under our income support guarantee to our venture partner, which also has been written-down to zero. In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement. The lender to the Fountains venture has not yet agreed to our request for a standstill agreement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.8 billion at March 31, 2009. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2009, the remaining liability under this obligation is $48.4 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). Project overruns to be paid by us are projected to be approximately $51.1 million. Of this amount, $10.0 million is recoverable as a loan from the venture and $14.8 million relates to proceeds from the sale of real estate, development fees and pre-opening fees. Through March 31, 2009, we have paid approximately $51.1 million in cost overruns. Construction of this project was substantially complete at December 31, 2008. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our investment carrying value at March 31, 2009 is $17.2 million for the two ventures, which includes our $10 million recoverable loan and advances we have made to the ventures. We recorded a loss of $4.2 million from the two ventures in the three months ended March 31, 2009. The pace of sales of condominium units and prices could impact the recovery of our investment carrying value. The weak economy in the Washington, D.C. area will require us to implement more aggressive marketing and sales plans. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”) related to our purchase of Marriott Senior Living Services, Inc. in 2003 provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.8 million at March 31, 2009). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

At March 31, 2009, we have $1.0 million accrued related to this liability based on our current estimate of expected losses.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

IRS Audit

The Internal Revenue Service is auditing our federal income tax returns for the years ended December 31, 2005, 2006 and 2007. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we were seeking reimbursement of a certain portion of the federal income taxes we had paid in 2005.

In February 2009, we settled with the IRS on our employment tax audits for 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain withholdings that were made after the prescribed due dates.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

On March 6, 2007, a putative shareholder derivative complaint was filed in the Court of Chancery in the State of Delaware against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The case is captioned Peter V. Young, et al. v. Paul J. Klaassen, et al., Case No. 2770-N (CCNCC) (the “Delaware action”). The complaint alleges breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that are the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs seek damages and equitable relief on behalf of Sunrise. We and the individual defendants separately filed motions to dismiss this complaint on June 6, 2007 and June 13, 2007. The plaintiffs amended their original complaint on September 17, 2007. On November 2, 2007, we and the individual defendants moved to dismiss the amended complaint. In connection with the motions to dismiss, and at plaintiffs’ request, the Chancery Court issued an order on April 25, 2008 directing us to produce a limited set of documents relating to the Special Independent Committee’s findings with respect to historic stock option grants. We produced those documents to the plaintiffs on May 16, 2008. Supplemental briefing on defendants’ motions to dismiss has been completed and, while the motions were pending, the plaintiffs requested that the Chancery Court stay the action, at least temporarily. The defendants did not oppose that request, and the Chancery Court granted an indefinite stay of proceedings on November 19, 2008, and directed the parties to provide a further status report by February 1, 2009. Following the parties’ status report, in which it was proposed that the stay remain in place, the Chancery Court extended the stay on February 17, 2009, and directed the parties to provide a further report by May 4, 2009.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

10.	Severance and Restructuring Plan

The following table reflects the activity related to our severance and restructuring plan during the three months ended March 31, 2009:

	Liability at			Cash Payments	Liability at
	January 1,	Additional		and Other	March 31,
	2009	Charges	Adjustments	Settlements	2009
(In thousands)

Voluntary severance	$3,312	$901	$—	$(2,324)	$1,889
Involuntary severance	1,518	2,081	—	(1,465)	2,134
CEO retirement compensation	1,523	14	—	—	1,537
Lease termination costs	2,394	427	35	(333)	2,523

	$8,747	$3,423	$35	$(4,122)	$8,083

In addition to the above, we recorded $4.3 million of legal and professional fees in the first quarter of 2009 relating to corporate restructuring which has been included in restructuring costs.

11.	Discontinued Operations

On March 18, 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through May 8, 2009.

In the fourth quarter of 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our future cash requirements. As of December 31, 2008, Trinity had ceased operations.

Also in December 2008, two wholly owned communities were sold to unrelated third parties and for which we have no continuing involvement.

The results of operations for Greystone, Trinity and the two communities have been reclassified to discontinued operations. The following amounts related to Greystone, Trinity and the two sold communities have been segregated from continuing operations and reported as discontinued operations.

	For the Three Months
	Ending March 31,
	2009	2008
(In thousands)

Revenue	$4,534	$19,598
Expenses	(9,433)	(32,204)
Gain on sale	23,748	—
Income taxes	(4,842)	4,425

Income (loss) from discontinued operations	$14,007	$(8,181)

The sale of Greystone generated a book gain primarily due to the elimination of deferred revenue. Due to the uncertainty of collectibility of the $6.0 million note, initial gain recognition is not appropriate. Gain will be recognized as payment is received. The $2.5 million note is contingent on future income of Greystone. Gain will be recognized when the contingency is resolved and consideration is received. As Greystone’s contracts were multiple element arrangements and there was not sufficient objective and reliable evidence of the fair value of undelivered

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

elements at each billing milestone, revenue recognition was deferred until the completion of the development contract. The sale of Greystone generated a tax loss of approximately $40 million.

12.	Net Loss per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2009	2008

Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(32,354)	$(26,095)
Income from discontinued operations, net of noncontrolling interests	14,193	(7,030)

Net loss	$(18,161)	$(33,125)

Weighted-average shares outstanding — basic and diluted	50,558	50,133

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.64)	$(0.52)
Income (loss) from discontinued operations, net of noncontrolling interests	0.28	(0.14)

Net loss per share attributable to common shareholders	$(0.36)	$(0.66)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 1,640,000 and 893,077 for the three months ended March 31, 2009 and 2008, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

13.	Information about Sunrise’s Segments

Effective in 2009, we changed our operating segments. In 2008, we reported five operating segments: domestic operations, international operations (Canada and the United Kingdom), Germany, Greystone and Trinity. We now have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management which is the results from the management of third party, joint venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development, which is the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments, which is the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased), which is the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $6.8 million for both the three months ended March 31, 2009 and 2008.

United Kingdom, which is the results from the development and management of Sunrise senior living communities in the United Kingdom.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Germany, which is the results from the management of nine Sunrise senior living communities in Germany through September 1, 2008 and the operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities.

The old North American segment was split into the new North American Management, North American Development, Equity Method Investments and Consolidated (Wholly Owned/Leased) segments. Results from Canadian operations are now included in the North American Management and Wholly Owned/Leased segments, while previously they were included in the International segment. The operating results from the United Kingdom development and management activities are now its own separate segment. The Germany segment remains unchanged. Greystone, which was sold in March 2009, and Trinity, which ceased operations in December 2008, are now reported as discontinued operations.

Our historical segment reporting has been restated to reflect the changes made in 2009.

Segment results are as follows (in thousands):

	For the Three Months Ended March 31, 2009
				Consolidated			Unallocated
			Equity	(Wholly			Corporate
	North American	North American	Method	Owned/	United		and
	Management	Development	Investments	Leased)	Kingdom	Germany	Eliminations	Total

Revenues	$285,307	$3,446	$1,382	$108,010	$4,571	$7,894	$(6,249)	$404,361
Community expense	498	(213)	31	88,559	(4)	9,576	(7,053)	91,394
Development expense	(5)	4,330	838	—	561	57	(610)	5,171
Depreciation and amortization	5,285	383	90	5,819	65	1,313	3,770	16,725
Other operating expenses	281,958	19,405	2,537	15,313	2,697	1,683	9,027	332,620
(Loss) income from operations	(2,429)	(20,459)	(2,114)	(1,681)	1,252	(4,735)	(11,383)	(41,549)
Interest income	75	334	—	68	7	—	253	737
Interest expense	46	164	—	2,638	—	4,910	1,090	8,848
Foreign exchange gain/(loss)	—	—	—	(870)	266	(15)	—	(619)
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	18,399	—	—	(16)	(8)	18,375
(Loss) income before income taxes, discontinued operations, and noncontrolling interests	(1,309)	(22,222)	16,284	(5,700)	1,404	(9,713)	(14,450)	(35,706)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2008
				Consolidated			Unallocated
			Equity	(Wholly			Corporate
	North American	North American	Method	Owned/	United		and
	Management	Development	Investments	Leased)	Kingdom	Germany	Eliminations	Total

Revenues	$300,196	$4,485	$395	$105,566	$6,515	$3,998	$(7,671)	$413,484
Community expense	1,314	376	(7)	82,410	(45)	156	(7,291)	76,913
Development expense	6,773	7,605	1,042	234	1,360	40	(4,626)	12,428
Depreciation and amortization	1,555	355	—	5,175	50	36	4,410	11,581
Other operating expenses	288,192	22,961	3,083	19,757	2,334	8,076	14,221	358,624
Income (loss) from operations	2,362	(26,812)	(3,723)	(2,010)	2,816	(4,310)	(14,385)	(46,062)
Interest income	280	28	146	104	321	—	587	1,466
Interest expense	46	104	—	1,535	—	—	(360)	1,325
Foreign exchange loss	—	(563)	—	—	(404)	(4,057)	—	(5,024)
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	6,545	—	—	—	(250)	6,295
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	2,597	(17,777)	3,735	(3,256)	2,733	(8,371)	(18,811)	(39,150)

14.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Accounts payable and accrued expenses	$59,098	$66,760
Accrued salaries and bonuses	45,189	30,123
Accrued employee health and other benefits	46,261	47,685
Accrued legal, audit and professional fees	5,300	8,933
Other accrued expenses	28,365	30,643

	$184,213	$184,144

15.	Comprehensive Loss and Capital Structure

Comprehensive loss for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss attributable to common shareholders	$(18,161)	$(33,125)
Foreign currency translation adjustment	1,533	2,246
Equity interest in investees’ other comprehensive loss	(735)	(88)

Comprehensive loss attributable to common shareholders	$(17,363)	$(30,967)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

					Accumulated	Equity
	Shares of		Additional		Other	Attributable
	Common	Common	Paid-in	Retained	Comprehensive	to Noncontrolling
	Stock	Stock	Capital	Loss	Income(Loss)	Interests
(In thousands)

Balance at Dececember 31, 2008	50,872	$509	$458,404	$(327,056)	$6,671	$9,386
Net loss	—	—	—	(18,161)	—	(206)
Foreign currency translation, net of tax	—	—	—	—	1,533	—
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	(735)	—
Forfeiture of restricted stock	(23)	—	—	—	—	—
Surrender of shares for taxes	(16)	(1)	(116)	—	—	—
Stock compensation expense	—	—	1,075	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(323)
Sale of Greystone	—	—	—	—	—	(6,633)

Balance at March 31, 2009	50,833	$508	$459,363	$(345,217)	$7,469	$2,224

16.	Supplemental Cash Flow Information

Interest paid was $4.0 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively. Interest capitalized was $0.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. Income taxes (refunded) paid was $(1.6) million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

17.	Variable Interest Entities

Under FIN 46R, if an entity is determined to be a variable interest entity (“VIE”), it must be consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. We perform a qualitative and quantitative analysis using the methodology as described in Appendix A of FIN 46R to calculate expected losses to determine if the entity is a VIE. If the entity is a VIE, we determine which party has the greater variability and is the primary beneficiary. At March 31, 2009, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a CCRC in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $19.0 million and $19.2 million, respectively, of net property and equipment and debt of $23.6 million and $23.9 million, respectively, in our March 31, 2009 and December 31, 2008 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of March 31, 2009, we guaranteed $22.2 million of the bonds. The entity has incurred losses and has experienced negative working capital for several years and has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.1 million for both the three

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

months ended March 31, 2009 and 2008. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $3.5 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity had payables to us of $40,000 and $48,000 at March 31, 2009 and December 31, 2008, respectively. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement is $5.7 million and $5.6 million at March 31, 2009 and December 31, 2008, respectively.

Beginning in September 2008, we consolidated the German communities under FIN 46R. In January 2009, we exercised our option and acquired a controlling interest of 94.9% in the German communities. Although we continue to consolidate the German communities, we no longer consolidate them under FIN 46R.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Five of these investment partnerships were sold as part of the Greystone transaction in March 2009 (refer to Note 11) and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. We own 49.5% of the investment partnership with 50.5% owned by third-parties. The purpose of the venture is to develop a senior living community owned by a nonprofit entity. If permanent financing for the project is obtained, the partners will be repaid their initial invested capital plus a fee of 75% of the initial investment.

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of March 31, 2009, the venture has 14 operating communities in the U.K. Our equity investment in the venture is $1.7 million at March 31, 2009. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $0.4 million (£0.3 million) due from the venture. Our maximum exposure to loss is our equity investment of $1.7 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our income statement as a result of our involvement with the VIE.

In September 2006, a venture was formed to acquire and operate six senior living facilities located in Florida. We owned a 25% interest in the venture as managing member and our venture partner owned the remaining 75% interest. The venture was financed with $156 million of equity and $304 million of debt. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. On April 30, 2009, we sold our equity interest in the Aston Gardens venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $5.2 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees.

18.	Subsequent Events

See Note 6 for a discussion of the Twelfth Amendment to the Bank Credit Facility and our receipt of federal income tax refunds which were used to pay down our Bank Credit Facility.

See Notes 9 and 17 for a discussion of the sale of our equity interest in our Aston Gardens venture and release from all guarantee obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to raise funds; our ability to achieve the anticipated savings from our cost-savings program; the outcome of the SEC’s investigation; the outcome of the Trinity OIG investigation and qui tam proceeding; our ability to continue to recognize income from refinancings and sales of communities by ventures; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of further downturns in general economic conditions; availability of financing for development; and other risks detailed in our amended 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009 as amended on March 31, 2009 and April 30, 2009, and, as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2009 is preliminary and remains subject to audit by Ernst & Young LLP. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At March 31, 2009, we operated 417 communities, including 371 communities in the United States, 15 communities in Canada, 24 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 44,195.

The following table summarizes our portfolio of operating communities:

	As of	As of
	March 31,	March 31,	Percent
	2009	2008	Change

Consolidated (owned or leased)	69	61	13.1%
Consolidated Variable Interest Entities	1	1	0.0%
Unconsolidated Ventures	211	204	3.4%
Managed	136	171	(20.5)%

Total	417	437	(4.6)%

We had $33.9 million and $29.5 million of unrestricted cash at March 31, 2009 and December 31, 2008, respectively. The outstanding borrowings on the Bank Credit Facility were $93.5 million at March 31, 2009. On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility, which amended the financial covenants through the maturity date of December 2, 2009. We have no borrowing availability under the Bank Credit Facility. We have debt of $622.5 million including scheduled debt maturities of $196.6 million in 2009 and long-term debt that is in default of $265.8 million, including $202.2 million that is in default as a result of our failure to pay principal and interest on debt related to our German communities and $63.6 million which results from our failure to meet financial covenants. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations. Assuming we are able to re-finance the scheduled maturities and assuming we are able to obtain covenant waivers with respect to consolidated debt that is in default, we believe we have adequate cash resources to fund operations and meet our obligations as they come due until the December 2, 2009 maturity date of the Bank Credit Facility. See further discussion in Liquidity and Capital Resources.

At the beginning of 2009, we stopped making scheduled principal and interest payments on the debt and are seeking to restructure our debt and guarantee obligations related to our nine German communities. We continue our discussions with the lenders to our German communities with the objective of transferring to the lenders the collateral (the real estate that is the German communities) for their loans and additional consideration for their claims against us. Specifically, we have proposed to the lenders to our German communities that they take the collateral by “deed in lieu of foreclosure” and we have proposed a plan to compromise all claims and liabilities against us under certain unsecured operating deficit agreements, debt guarantees, income support arrangements, funding obligations, or other contractual arrangements. In consideration for relief from these obligations, we would pay up to $5 million in cash and deliver value in additional real estate owned by us. In conjunction with three of the four German lenders, we have hired a broker to market and sell all of our nine German communities.

At the beginning of 2009, we stopped making payments under our guarantee obligations relating to the Fountains portfolio. We continue our discussion with the lenders of the Fountains portfolio and our venture partner. The lender to the Fountains venture has not yet agreed to our request for a standstill agreement.

During the first quarter of 2009 we continued to execute a strategy of 1) divesting of non-core assets and unprofitable operations to raise cash, improve our liquidity, avoid significant capital investment and reduce our operating and financial risks, and 2) improve the efficiency of our operations and our administrative functions.

On March 18, 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through May 8, 2009.

On April 30, 2009, we sold the equity interest in our Aston Gardens venture and were released from all guarantee obligations. Our management contracts for the six communities in the venture were terminated on April 30, 2009. We received proceeds of approximately $5.2 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees.

On May 4, 2009, our management announced a plan to continue to reduce expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. We have identified approximately 150 positions which will be eliminated, including positions at our corporate headquarters, in Germany, and in our regional support group (costs above the community level). We currently expect to record additional severance expense of approximately $4.5 million as a result of the plan. The plan is expected to be completed by early 2010 and is incremental to the restructuring plan implemented by us in 2008, which provided for the elimination of 165 positions and corresponding expense reductions.

Results of Operations

Our results of operations for each of the three months ended March 31, 2009 and 2008 were as follows:

				Percent
	For the Three Months		Variance	Change
	Ended March 31,		2009 vs.	2009 vs.	Favorable/
	2009	2008	2008	2008	(Unfavorable)
(In thousands)
	(unaudited)

Operating revenue:
Management and buyout fees	$28,438	$33,658	$(5,220)	15.5%	U
Resident fees for consolidated communities	115,885	105,572	10,313	9.8%	F
Ancillary fees	11,221	13,623	(2,402)	17.6%	U
Professional fees from development, marketing
and other	6,725	7,868	(1,143)	14.5%	U
Reimbursed contract services	242,092	252,763	(10,671)	4.2%	U

Total operating revenue	404,361	413,484	(9,123)	2.2%	U

Operating expenses:
Community expense for consolidated communities	91,394	76,913	14,481	18.8%	U
Community lease expense	15,120	14,848	272	1.8%	U
Depreciation and amortization	16,725	11,581	5,144	44.4%	U
Ancillary expenses	10,361	15,781	(5,420)	34.3%	F
General and administrative	30,463	31,780	(1,317)	4.1%	F
Development expense	5,171	12,428	(7,257)	58.4%	F
Write-off of capitalized project costs	12,221	24,978	(12,757)	51.1%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,257	18,490	(17,233)	93.2%	F
Restructuring costs	7,687	—	7,687	N/A	U
Provision for doubtful accounts	8,997	1,998	6,999	350.3%	U
Loss on financial guarantees and other contracts	1,097	156	941	603.2%	U
Reimbursable contract services	245,417	250,593	(5,176)	2.1%	F

Total operating expenses	445,910	459,546	(13,636)	3.0%	F

Loss from operations	(41,549)	(46,062)	4,513	9.8%	F
Other non-operating income (expense):
Interest income	737	1,466	(729)	49.7%	U
Interest expense	(8,848)	(1,325)	(7,523)	567.8%	U
Loss on investments	(1,305)	(4,000)	2,695	67.4%	F
Other expense	(1,046)	(6,176)	5,130	83.1%	F

Total other non-operating expense	(10,462)	(10,035)	(427)	4.3%	U
Gain on the sale and development of real estate
and equity interests	1,742	10,360	(8,618)	83.2%	U
Sunrise’s share of earnings and return on
investment in unconsolidated communities	18,375	6,295	12,080	191.9%	F
(Loss) gain from investments accounted for under the
profit sharing method	(3,812)	292	(4,104)	NM	U

Loss before benefit from (provision for) income taxes and discontinued operations	(35,706)	(39,150)	3,444	8.8%	F
Benefit from income taxes	3,415	13,072	(9,657)	73.9%	U

Loss before discontinued operations	(32,291)	(26,078)	(6,213)	23.8%	U
Discontinued operations, net of tax	14,007	(8,181)	22,188	NM	F

Net loss	(18,284)	(34,259)	15,975	46.6%	F
Less: Net loss attributable to noncontrolling interests	123	1,134	(1,011)	89.2%	U

Net loss attributable to common shareholders	$(18,161)	$(33,125)	$14,964	45.2%	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Results of Operations

Loss attributable to common shareholders decreased to $18.2 million during the three months ended March 31, 2009 from $33.1 million for the three months ended March 31, 2008.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Operating Revenue

Management and buyout fees

The decrease in management and buyout fees of $5.2 million, or 15.5%, was primarily comprised of:

•	$1.6 million decrease related to the deferral of management fees from the Fountains venture;

•	$1.4 million decrease in incentive management fees;

•	$1.0 million decrease related to international communities;

•	$0.9 million decrease as a result of terminated management contracts;

•	$0.6 million decrease in buyout fees;

•	$0.5 million decrease due to lower occupancy; and

•	$0.6 million increase from communities in the lease-up phase.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $10.3 million, or 9.8%, was primarily comprised of:

•	$9.0 million from the addition of three consolidated Canadian communities and the consolidation of nine German communities (two of which have been closed as of March 31, 2009); and

•	$0.7 million from existing consolidated communities resulting from increases in average daily rates.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

New York Health Care Services	$9.2	$8.5
Fountains Health Care Services	1.3	1.3
International Health Care Services	0.7	3.8

Professional fees from development, marketing and other

The decrease in professional fees from development, marketing and other revenue of $1.1 million was primarily comprised of:

•	$0.9 million decrease from the reduction of international projects from 11 in 2008 to six in 2009; and

•	$0.2 million decrease from domestic design and development fees.

Reimbursed contract services

Reimbursed contract services were $242.1 million in the first quarter of 2009 compared to $252.8 million in the first quarter of 2008. The decrease of 4.2% was due primarily to 2,300 fewer employees in the first quarter of

2009 compared to the first quarter of 2008 and 20 fewer communities in the first quarter of 2009 than the first quarter of 2008.

Operating Expenses

Community expense for consolidated communities

The increase in community expense of $14.5 million, or 18.8%, was primarily comprised of:

•	$11.3 million from the consolidation of three Canadian communities and the consolidation of nine German communities; and

•	$2.4 million from existing communities resulting primarily from increased labor, utility, and repairs and maintenance costs.

Community lease

Community lease expense increased $0.3 million primarily related to an increase of $0.6 million related to German communities, partially offset by decreases of $0.1 million each for two abandoned development projects, contingent rent and a lease termination.

Depreciation and amortization

The depreciation and amortization expense was $16.7 million in the first quarter of 2009 and $11.6 million in the first quarter of 2008. The increase of $5.1 million was primarily due to $4.1 million of additional amortization expense related to a change in the estimated life of a management contract intangible and $1.0 million of incremental depreciation expense related to four new communities (the three Canadian communities referred to above and a completed project in California which opened in January 2009) and the consolidation of the German communities.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

New York Health Care Services	$8.5	$7.6
Fountains Health Care Services	1.2	1.4
International Health Care Services	0.7	6.8

General, administrative and venture expense

The decrease in general and administrative expenses of $1.3 million is primarily due to a decrease in travel expense as a result of our cost reduction program.

Development expense

The $7.3 million decrease in development expense related to the reduction of development activity was primarily comprised of:

•	$4.2 million decrease in development labor costs; and

•	$3.1 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

Write-off of capitalized project costs was $12.2 million and $25.0 million in the first quarter of 2009 and 2008, respectively. We have ceased all new development until suitable construction financing becomes available.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Shareholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation decreased to $1.3 million in the first quarter of 2009 compared to $18.5 million in the first quarter of 2008. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and shareholder litigation. See note 9 to the financial statements for discussion of the shareholder litigation.

Restructuring cost

In August 2008, we implemented a restructuring plan. Costs associated with this plan were $3.4 million in the first quarter of 2009. In addition, we recorded $4.3 million of legal and professional fees in the first quarter of 2009 relating to corporate restructuring activities.

Provision for doubtful accounts

The provision for doubtful accounts increased $7.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a reserve of $5.4 million for advances to a venture and a $2.6 million reserve for fundings under the Aston Gardens operating deficit guarantee.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $1.1 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively, related to construction cost overrun guarantees on a condominium project.

Reimbursable contract services

Reimbursable contract services were $245.4 million in the first quarter of 2009 compared to $250.6 million in the first quarter of 2008. The decrease of 2.1% was due primarily to 2,300 fewer employees in the first quarter of 2009 compared to the first quarter of 2008 and 20 fewer communities in the first quarter of 2009 than the first quarter of 2008 and higher insurance charges.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(10.5) million and $(10.0) million for the three months ended March 31, 2009 and 2008, respectively. The increase in other non-operating expense was primarily due to:

•	$7.5 million increase in interest expense due to increased borrowings and to the consolidation of our German communities;

•	$0.7 million decrease in interest income;

•	$(0.6) million for foreign exchange losses in the first quarter of 2009 compared to $(5.0) million of foreign exchange losses in the first quarter of 2008; and

•	$2.7 million decrease in the unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $1.7 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively. The gain in 2009 primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement. During the first quarter of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million.

Sunrise’s Share of Equity in Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Sunrise’s share of income (losses) in unconsolidated communities	$16.7	$(7.6)
Return on investment in unconsolidated communities	2.8	13.9
Impairment of equity investment	(1.1)	—

	$18.4	$6.3

The increase in our share of income (losses) in unconsolidated communities of $24.3 million was primarily due to our UK venture, in which we have a 20% interest, selling three communities to a venture in which we have a 10% interest. As a result of sales, the venture recorded a gain of which we recognized $19.0 million for our equity interest in the earnings. Also, operating losses from joint ventures were smaller in the first quarter of 2009 compared to the first quarter of 2008.

Sunrise’s return on investment in unconsolidated communities primarily represents cash distribution from ventures from the refinancing of debt within ventures. We first record all equity distributions as a reduction of our investment. Next, we record a liability if there is a contractual obligation or implied obligation to support the venture including our role as general partner. Any remaining distributions are recorded as income. There were no recapitalizations during the first quarter of 2009. During the first quarter of 2008, the expiration of contractual obligations resulted in the recognition of $8.0 million of gain from recapitalizations that occurred in 2006, and the recapitalization of one venture resulting in a return on investment of $3.0 million. Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $2.8 million and $2.9 million in the first quarter of 2009 and 2008, respectively.

In March 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we consider our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million.

(Loss) Gain from Investments Accounted for Under the Profit Sharing Method

(Loss) gain from investments accounted for under the profit sharing method was $(3.8) million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The losses in the first quarter of 2009 were generated from our condominium community that recently opened and where profits associated with condominium sales are being deferred in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Benefit from Income Taxes

The benefit from income taxes allocated to continuing operations was $3.4 million and $13.1 million for the three months ended March 31, 2009 and 2008, respectively. Our effective tax benefit was 9.5% and 33.4% for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $4.8 million attributable to discontinued operations is treated as a discrete event to be reported in the current quarter and, accordingly, future quarters will have a corresponding benefit of $2.0 million in continuing operations.

Discontinued Operations

Discontinued operations consists of our Greystone subsidiary which was sold in the first quarter of 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008 and two communities which were sold in 2008 and for which we have no continuing involvement.

Liquidity and Capital Resources

We had $33.9 million and $29.5 million of unrestricted cash and cash equivalents at March 31, 2009 and December 31, 2008, respectively. As of January 1, 2009, we have no borrowing availability under the Bank Credit Facility and are financing our operations primarily with cash generated from operations and sales of assets, including the sale of our Greystone subsidiary on March 18, 2009.

In connection with communities under construction, we have provided project completion guarantees to venture lenders. In addition, we and our venture partners have provided pro-rata operating deficit guarantees to venture lenders and the ventures themselves. For two communities in the U.K., we are responsible for 100% of the operating deficit guarantees. These financial guarantees are designed to assure completion of development projects in the event of cost overruns, and, after depletion of reserves established in the loan agreements, guarantee principal and interest during the term of the guarantee. We are not in compliance with the terms of many of these construction loans, and, as a result the lenders could cease funding the projects. We are working with our lenders and venture partners to address the defaults, and we have explained to these lenders that we do not believe that there will be material cost overruns and that there are adequate established reserves to fund the lease-up period once the projects are completed. There can be no assurance that these lenders will continue to fund the construction and development of these projects. We estimate that it will cost approximately $114.1 million to complete the 14 communities we have under construction as of March 31, 2009 which we anticipate funding with the proceeds of committed construction financing. We have no further equity contribution commitments for projects under construction as of March 31, 2009, assuming the lenders continue to fund under existing construction loan financing commitments.

There are two projects under construction in the U.S. that do not yet have debt financing as of March 31, 2009 and are currently suspended. Costs incurred to date are $39.2 million and estimated costs to complete are approximately $42.0 million. During the first quarter of 2009, we decided to not pursue construction of these sites as wholly-owned communities. The fair value of one of the projects was less than the carrying value and accordingly we recorded a charge of $10.9 million to write the cost down to fair value.

We do not plan to commence any new projects in the U.S. or the U.K. in 2009. Our U.S. and U.K. development team will be reduced to less than 10 people by the fall of 2009. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

We have offered to transfer six small operating communities and 19 land parcels with a carrying value of $63.1 million to a liquidating trust for the benefit of certain of our lenders in partial satisfaction of our obligations to them in connection with certain financial guarantees. We also intend to sell seven land parcels which have a carrying value of $52.5 million and related debt of $35.9 million. Certain of these land loans are in default. Nine of these land parcels which met all of the criteria to be classified as held for sale at March 31, 2009 are recorded at a fair value of $46.2 million in the “Assets Held for Sale” line in the Consolidated Financial Statements.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months as discussed in more detail below. Assuming we are able to re-finance the scheduled maturities and assuming we are able to obtain covenant waivers with respect to consolidated debt that is in default, we believe we have adequate cash resources to fund operations and meet our obligations as they come due until the December 2, 2009 maturity date of the Bank Credit Facility.

On April 2, 2009, we received federal income tax refunds of $20.8 million which were used to pay down our borrowings under the Bank Credit Facility. On April 30, 2009, we used $1 million of proceeds from the sale of our equity interest and receivable from the Aston Gardens venture (Note 9) to pay down the Bank Credit Facility. At May 8, 2009, the outstanding borrowings were $71.7 million. We had $24.5 million of letters of credit as of May 8, 2009.

Bank Credit Facility

On March 23, 2009, we entered into the Eleventh Amendment to our Bank Credit Facility. The purpose of the Eleventh Amendment is to provide the parties with an additional period of time to negotiate the terms of a Twelfth Amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of December 2, 2009, with the desired objective of obtaining a Twelfth Amendment prior to the close of business on April 30, 2009.

The Eleventh Amendment, among other matters, suspended until May 1, 2009 the obligation of the lenders under the Bank Credit Facility to (1) advance any additional proceeds of the loans to the borrowers under the Bank Credit Facility or (2) issue any new letters of credit. However, the lenders agreed to renew certain scheduled outstanding letters of credit in accordance with the annual renewal provisions of such letters of credit. The Eleventh Amendment also waived compliance with certain financial covenants of the Bank Credit Facility through April 29, 2009 and the applicability of certain cross-default provisions through April 30, 2009.

The Eleventh Amendment also permanently reduced the aggregate commitments of the lenders under the Bank Credit Facility from $160.0 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million at the time of the Eleventh Amendment).

On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility. The significant terms include:

•	waiver of all existing financial covenants through December 2, 2009, the maturity date of the Bank Credit Facility;

•	agreement for renewal of existing letters of credit;

•	an amendment fee of $0.5 million;

•	authorization to consummate certain transactions;

•	restriction on the disposition of assets except to permit the transfer of scheduled assets;

•	requirement to maintain minimum cash balance as of the last day of each month and of not less than $5 million at any time;

•	a cash sweep as of the last day of October and November 2009 to reduce principal equal to the greater of consolidated cash in excess of $35 million or $2 million; and

•	a permanent reduction of the commitment after an agreed-upon repayment of the outstanding balance from dispositions consented to by our lenders, federal income tax refunds of $20.8 million and payments received from the cash sweep.

We have no borrowing availability under the Bank Credit Facility.

As of May 8, 2009, we had outstanding borrowings under the Bank Credit Facility of $71.7 million and there were $24.5 million of letters of credit outstanding.

Debt

At March 31, 2009, we had $622.5 million of outstanding debt with a weighted average interest rate of 4.03% of which $93.5 million was for draws on the Bank Credit Facility, $243.4 million for consolidated operating communities, $34.4 million for land parcels, $4.1 million for condominiums we own at a managed property, $202.2 million for our German venture, $23.6 million for a variable interest entity in the U.S., and $21.4 million for a margin loan related to our auction rate securities. Of the outstanding debt we had $5.4 million of fixed-rate debt with a weighted average interest rate of 6.82% and $617.1 million of variable rate debt with a weighted average interest rate of 4.00%.

We have scheduled debt maturities of $196.6 million in 2009 and long-term debt that is in default of $265.8 million, including $202.2 million that is in default as a result of our failure to pay principal and interest on debt related to our German communities (see further discussion below) and $63.6 million which results from our failure to meet financial covenants.

In addition to the $93.5 million due under of Bank Credit Facility, the 2009 maturities include mortgages due on two wholly-owned communities (one for $4.1 million due on July 18, 2009 and one for $39.9 million due on August 28, 2009), mortgage debt on three wholly owned communities that are currently in default as we have failed to comply with various covenants (one for $2.9 million, one for $5.1 million and one for $33.4 million) and $34.3 million in land loans relating to properties we intend to sell due between July and October 2009. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

Sunrise ventures have total debt of $3,349.8 million with scheduled debt maturities of $310.8 million in 2009 and long-term debt that is in default of $717.3 million. This includes $330.6 million that is in default both as a result of a venture’s failure to meet debt covenants and our failure to pay default interest and $386.7 million which results from the ventures’ failure to meet debt covenants.

Germany Venture

We own nine communities (two of which are closed) in Germany. This debt has partial recourse to us as the debt for four of the communities of €50.0 million ($66.4 million) has a stipulated release price for each community and for the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. We have not guaranteed repayment of the remaining principal balance due upon maturity.

We closed the Reinbeck community, which is one of the four properties with a minimum release price, in January 2009. We are marketing the Reinbeck community for sale. If the Reinbeck community is sold for less than the minimum release price, we would be obligated to pay the difference between the minimum release price and sale price to the lender. We have also closed our Hannover community, and we are marketing this property as well. The loan on the Hannover community is non-recourse to us, but there is an operating deficit guarantee until debt maturity.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements but have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or May 1, 2009.

We continue our discussions with the lenders to our German communities with the objective of transferring to the lenders the collateral (the real estate that is the German communities) for their loans and additional consideration for their claims against us for the partial recourse aspects of the agreements. Specifically, we have proposed to the lenders to our German communities that they take the collateral by “deed in lieu of foreclosure” and we have proposed a plan to compromise all claims and liabilities against us under certain unsecured operating deficit agreements, debt guarantees, income support arrangements, funding obligations, or other contractual arrangements.

Guarantees

See Note 9, Commitments and Contingencies, for a discussion of other guarantees outstanding at March 31, 2009.

Cash Flows

Net cash used in operating activities was $0.9 million and $31.6 million for the three months ended March 31, 2009 and 2008, respectively, primarily due to working capital changes. Changes in operating assets and liabilities provided cash of $8.8 million in the three months ended March 31, 2009 as compared to a use of cash of

$25.0 million in the corresponding period in 2008. This improvement reflects the company’s efforts to reduce its investment in due from unconsolidated senior living communities and the significant reduction in accounts payable in 2008 as we paid the professional fees related to the accounting restatement and special committee investigation that had been accrued at December 31, 2007.

Net cash provided by (used in) investing activities was $6.9 million and $(83.6) million for the three months ended March 31, 2009 and 2008, respectively. The change was primarily due to a decrease of $40.0 million from the purchase in 2008 of auction rate securities, a decrease of $70.2 million in net advances to communities under development and notes receivable, a decrease of $26.1 million in capital expenditures, a decrease of $7.1 million in investments in unconsolidated communities and $10.3 million decrease in proceeds from the sale of assets.

Net cash (used in) provided by financing activities was $(1.7) million and $52.9 million for the three months ended March 31, 2009 and 2008, respectively, primarily due to a decrease in net borrowings of $50.1 million and $4.1 million decrease from stock option exercises.

New Accounting Standards

See Note 2, New Accounting Standards, for information related to the adoption of new accounting standards in the first quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued standards, which we do not expect to have a material impact on our financial statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Form 10-K as amended on March 31, 2009. Since the date of our 2008 Form 10-K as amended, there has been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk has not materially changed since December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding pending and resolved or settled legal proceedings, see Note 9 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended March 31, 2009 were as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2009	—	—	—	—
February 1 — February 28, 2009	—	—	—	—
March 1 — March 31, 2009	16,162	$0.60	—	—

Total	16,162	$0.60	—	—

(1)	Represents the number of shares acquired by us from a former employee as payment of applicable statutory withholding taxes owed upon vesting of restricted stock granted under our 2002 Stock Option and Restricted Stock Plan, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2009.

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