Form 10-Q
period 2009-06-30
SUNRISE SENIOR LIVING INC
filed 2009-08-06
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 50,823,114 shares of the Registrant’s common stock outstanding at July 31, 2009.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
(In thousands, except per share and share amounts)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$36,965	$29,513
Accounts receivable, net	33,673	54,842
Income taxes receivable	6,486	30,351
Notes receivable	170	—
Due from unconsolidated communities	24,237	45,255
Deferred income taxes, net	21,832	25,341
Restricted cash	34,816	37,392
Assets held for sale	52,424	49,076
German assets held for sale	101,893	—
Prepaid insurance	3,571	8,850
Prepaid expenses and other current assets	42,165	24,288

Total current assets	358,232	304,908
Property and equipment, net	473,015	681,352
Investment in marketable securities	31,389	31,080
Due from unconsolidated communities	15,444	31,693
Intangible assets, net	56,517	70,642
Goodwill	—	39,025
Investments in unconsolidated communities	78,845	66,852
Investments accounted for under the profit-sharing method	14,622	22,005
Restricted cash	104,516	123,772
Other assets, net	9,891	10,228

Total assets	$1,142,471	$1,381,557

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$334,681	$377,449
Outstanding draws on bank credit facility	69,200	95,000
Debt relating to German assets held for sale	190,213	—
Accounts payable and accrued expenses	160,474	184,144
Liabilities associated with German assets held for sale	8,061	—
Due to unconsolidated communities	1,775	914
Deferred revenue	7,455	7,327
Entrance fees	34,461	35,270
Self-insurance liabilities	46,613	35,317

Total current liabilities	852,933	735,421
Debt, less current maturities	20,439	163,682
Investment accounted for under the profit-sharing method	—	8,332
Guarantee liabilities	13,339	13,972
Self-insurance liabilities	62,145	68,858
Deferred gains on the sale of real estate and deferred revenues	19,950	88,706
Deferred income tax liabilities	21,832	28,129
Other long-term liabilities, net	101,755	126,543

Total liabilities	1,092,393	1,233,643

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,825,364 and 50,872,711 shares issued and outstanding, net of 389,872 and 342,525, at June 30, 2009 and December 31, 2008, respectively	508	509
Additional paid-in capital	460,899	458,404
Retained loss	(427,005)	(327,056)
Accumulated other comprehensive income	13,434	6,671

Total stockholders’ equity	47,836	138,528

Noncontrolling interests	2,242	9,386

Total equity	50,078	147,914

Total liabilities and equity	$1,142,471	$1,381,557

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Operating revenue:
Management fees	$29,072	$31,234	$57,510	$64,892
Resident fees for consolidated communities	106,862	104,286	214,489	209,247
Ancillary fees	11,860	10,672	23,081	20,962
Professional fees from development, marketing and other	3,809	13,133	10,534	21,001
Reimbursed costs incurred on behalf of managed communities	229,256	251,935	471,348	504,698

Total operating revenues	380,859	411,260	776,962	820,800
Operating expenses:
Community expense for consolidated communities	80,867	77,514	162,364	153,891
Community lease expense	14,603	14,884	29,157	29,732
Depreciation and amortization	14,357	11,110	29,795	22,654
Ancillary expenses	11,141	9,365	21,502	18,858
General and administrative	27,372	44,830	57,805	76,611
Development expense	3,494	8,190	8,665	20,617
Write-off of capitalized project costs	1,417	11,719	13,495	36,697
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,176	4,938	2,433	23,428
Restructuring costs	9,236	—	16,923	—
Provision for doubtful accounts	2,016	1,458	11,004	3,440
(Gain) loss on financial guarantees and other contracts	(443)	572	654	727
Impairment of long-lived assets	25,040	2,349	25,040	2,349
Costs incurred on behalf of managed communities	233,824	252,715	479,241	503,308

Total operating expenses	424,100	439,644	858,078	892,312

Loss from operations	(43,241)	(28,384)	(81,116)	(71,512)
Other non-operating income (expense):
Interest income	119	1,508	856	2,974
Interest expense	(3,210)	(2,615)	(7,148)	(3,940)
Gain (loss) on investments	2,114	(720)	809	(4,720)
Other income (expense)	2,365	530	1,319	(5,646)

Total other non-operating income (expense)	1,388	(1,297)	(4,164)	(11,332)
Gain on the sale and development of real estate and equity interests	14,961	3,952	16,703	14,312
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(4,400)	2,047	13,975	8,342
Loss from investments accounted for under the profit-sharing method	(2,448)	(791)	(6,260)	(499)

Loss before (provision for) benefit from income taxes and discontinued operations	(33,740)	(24,473)	(60,862)	(60,689)
(Provision for) benefit from income taxes	(956)	4,124	2,459	16,228

Loss before discontinued operations	(34,696)	(20,349)	(58,403)	(44,461)
Discontinued operations, net of tax	(46,863)	(12,890)	(41,440)	(23,036)

Net loss	(81,559)	(33,239)	(99,843)	(67,497)
Less: Net (income) loss attributable to noncontrolling interests	(229)	1,463	(106)	2,596

Net loss attributable to common shareholders	$(81,788)	$(31,776)	$(99,949)	$(64,901)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(0.69)	$(0.40)	$(1.16)	$(0.88)
Discontinued operations, net of tax	(0.93)	(0.23)	(0.82)	(0.41)

Net loss	$(1.62)	$(0.63)	$(1.98)	$(1.29)

Diluted net loss per common share
Loss before discontinued operations	$(0.69)	$(0.40)	$(1.16)	$(0.88)
Discontinued operations, net of tax	(0.93)	(0.23)	(0.82)	(0.41)

Net loss	$(1.62)	$(0.63)	$(1.98)	$(1.29)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
(In thousands)	(Unaudited)

Operating activities
Net loss	$(99,843)	$(67,497)
Less: Net loss from discontinued operations	41,440	23,036
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(16,703)	(14,312)
Loss from investments accounted for under the profit-sharing method	6,260	499
(Gain) loss on investments	(809)	4,720
Impairment of long-lived assets	25,040	2,349
Sunrise’s share of earnings and return on investment in unconsolidated communities	(13,975)	(8,342)
Loss on financial guarantees and other contracts	654	727
Distributions of earnings from unconsolidated communities	11,508	13,042
Provision for doubtful accounts	11,004	3,440
Benefit from deferred income taxes	(2,718)	(32,239)
Depreciation and amortization	29,795	22,654
Amortization of financing costs, debt discount and guarantee liabilities	722	739
Write-off of capitalized project costs	13,495	36,697
Stock-based compensation	2,637	1,457
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	10,791	(8,180)
Due from unconsolidated communities	24,347	20,938
Prepaid expenses and other current assets	(12,714)	22,646
Captive insurance restricted cash	(861)	9,247
Other assets	23,158	(1,867)
Increase (decrease) in:
Accounts payable and accrued expenses	(29,870)	(26,997)
Entrance fees	(809)	194
Self-insurance liabilities	4,697	10,636
Guarantee liabilities	(125)	(21,625)
Deferred gains on the sale of real estate and deferred revenues	579	(1,144)
Net cash provided by (used in) discontinued operations	1,501	(9,318)

Net cash provided by (used in) operating activities	29,201	(18,500)

Investing activities
Capital expenditures	(15,614)	(97,055)
Dispositions of assets	6,460	29,559
Change in restricted cash	2,878	17,940
Change in captive insurance restricted cash	—	40,000
Purchases of short-term investments	—	(102,800)
Proceeds from short-term investments	500	62,800
Increase in advances to communities under development and notes receivable	(59,141)	(191,714)
Proceeds from advances to communities under development and notes receivable	72,169	88,312
Investments in unconsolidated communities	(4,492)	(15,844)
Distributions of capital from unconsolidated communities	(142)	176
Net cash provided by (used in) discontinued operations	2,202	(4,312)

Net cash provided by (used in) investing activities	4,820	(172,938)

Financing activities
Net proceeds from exercised options	—	4,165
Additional borrowings of debt	3,614	154,300
Repayment of debt	(4,695)	(5,112)
Net repayments on Bank Credit Facility	(24,800)	(25,000)
Financing costs paid	—	(2,767)
Distributions to minority interests	(688)	(612)
Net cash provided by discontinued operations	—	3,080

Net cash (used in) provided by financing activities	(26,569)	128,054

Net increase (decrease) in cash and cash equivalents	7,452	(63,384)
Cash and cash equivalents at beginning of period	29,513	138,212

Cash and cash equivalents at end of period	$36,965	$74,828

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in our 2008 Form 10-K, as amended on March 31, 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. As discussed in Note 6, our Bank Credit Facility expires on December 2, 2009. At this time, we cannot borrow under the Facility. We have significant debt maturing during the remainder of 2009 and in 2010 and have ceased making principal and interest payments on our German debt. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our operating obligations to December 2, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

2.	New and Future Accounting Standards

New Accounting Standards

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for non-financial assets and liabilities on January 1, 2009. We had previously adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities. Provisions of SFAS 157 are required to be applied prospectively as of the beginning of the first fiscal year in which SFAS 157 is applied. Adoption of SFAS 157 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs will no longer be included in the measurement of the business acquired and instead will be expensed as incurred. SFAS 141R applies prospectively to business combinations. We adopted SFAS 141R on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Adoption of SFAS 160 on January 1, 2009 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. Adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted Emerging Issues Task Force (“EITF”) 08-6 effective on January 1, 2009 concurrently with the adoption of SFAS 141R and SFAS 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS 141R and SFAS 160. The adoption of EITF 08-6 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted each of the following standards in the second quarter of 2009. These standards did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”) which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and non-credit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB Opinion 28-1”) which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS 107-1 and APB Opinion 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157 which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.

Future Adoption of Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 requires an analysis to be performed to determine whether a variable interest entity gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, SFAS 167 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach of FIN 46(R) in determining the primary beneficiary. SFAS 167 is effective for us January 1, 2010. We are currently evaluating whether SFAS 167 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which was available for use as the single source of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

authoritative nongovernmental generally accepted accounting principles as of July 1, 2009. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in SFAS 168 and all other accounting literature not included in the SFAS 168 is nonauthoritative. SFAS 168 is not expected to have material impact on our consolidated financial position, results of operations or cash flows.

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

Auction Rate Securities and Interest Rate Caps

The following table details the auction rate securities and interest rate caps measured at fair value as of June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Asset	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$31,389	$—	$—	$31,389
Interest rate caps	69	—	69	—

	$31,458	$—	$69	$31,389

At June 30, 2009, we held investments in five Student Loan Auction-Rate Securities (“SLARS”), four with a face amount of $8.0 million and one with a face amount of $6.4 million, for a total of $38.4 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rate for these five SLARS are reset every 7 to 35 days. The interest rates at June 30, 2009 ranged from 0.63% to 0.88%. Uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at June 30, 2009 was determined to be $31.4 million and we recorded unrealized gains (losses) of $2.1 million and $(0.7) million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $(4.7) million for the six months ended June 30, 2009 and 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

of SLARS in the secondary market ranged from 15% to 53% at June 30, 2009 with an average SLARS discount on closed deals of 17% at June 30, 2009.

The following table reconciles the beginning and ending balances for the auction rates securities using fair value measurements based on significant unobservable inputs for the three and six months ended June 30, 2009 (in thousands):

Auction
Rate Securities

Beginning balance - 1/1/09	$31,080
Total gains	809
Sales	(500)

Ending balance - 6/30/09	$31,389

At June 30, 2009, we have interest rate caps relating to mortgage debt for 16 of our wholly owned communities. The fair value of the interest rate caps is approximately $0.1 million at June 30, 2009. The valuation was based on Level 2 prevailing market data.

Assets Held for Sale and Assets Held and Used

The following table details assets held for sale and assets held and used measured at fair value as of June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Total
	June 30,	Identical Assets	Inputs	Inputs	Impairment
Asset	2009	(Level 1)	(Level 2)	(Level 3)	Losses

German assets held for sale	$79,580	$—	$—	$79,580	$(52,414)
Other assets held for sale	13,367	—	—	13,367	(1,281)
Assets held and used	69,071	—	—	69,071	(23,759)

	$162,018	$—	$—	$162,018	$(77,454)

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities. Initial bids have been received from various potential buyers. We expect a sale to occur within 90 days although there can be no assurance that the initial bids received will result in the consummation of a sale. If a sale does not occur within a reasonable time period, we intend to close the communities. As of June 30, 2009, we have classified the German communities as assets held for sale.

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. We used the average of the bids received to date in the determination of fair value. As the carrying value of the majority of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $52.4 million which is included in discontinued operations. Also, upon designation as assets held for sale, the results of operations for the German communities are reported as discontinued operations.

Other assets held for sale consists of $40.4 million of undeveloped land parcels, $4.5 million of land and $7.5 million of condominium units with a lower of carrying value or fair value less estimated costs to sell of $52.4 million and $49.1 million at June 30, 2009 and December 31, 2008, respectively. In the second quarter of 2009, we recorded certain of our land parcels held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals and recent sales to determine fair value. As the carrying value of some of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $1.3 million which is included in operating expenses under impairment of long-lived assets.

We recorded impairment charges of $15.8 million in the second quarter of 2009 related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We also recorded impairment charges of $7.9 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals and recent sales to estimate fair value of all of these assets. The charges are included in operating expenses under impairment of long-lived assets.

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. At June 30, 2009, the carrying amount of our cost method investment is $5.5 million. The fair value of the cost method investment was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and we determined that it is not practicable to estimate the fair value of the investment.

The fair value of our debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. We have applied Level 2 and Level 3 inputs to determine the estimated fair value of our debt. Note that debt is reflected on the face of our consolidated balance sheets at the stated value, except for the German debt which was initially recorded at fair value at September 1, 2008. The following table details by category the principal amount, the average interest rate and the estimated fair market value of our debt (in thousands):

	Fixed Rate	Variable Rate
	Debt	Debt

Total Carrying Value	$5,308	$609,225

Average Interest Rate	6.8%	3.1%

Estimated Fair Market Value	$5,402	$520,716

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2009.

4.	Investments in Unconsolidated Communities

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

During 2007, we contributed $4.4 million for a 20% interest in a venture which purchased an existing building for approximately $22.0 million and renovated the building into a senior independent living facility. In March 2009, the venture received a notice of default from its lender for alleged violation of financial covenants and other matters.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Based on the notice of default from the lender and poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the balance, $1.1 million, in March 2009. In addition, based on discussions with the lender as of March 31, 2009, we believed that the lender did not intend to fund to the venture the amount that would be necessary to repay our receivables and accordingly any repayment of our receivables would need to be from excess proceeds from the ultimate sale of the community after the loan has been repaid. We did not believe that collectability of our receivable was reasonably assured and we wrote-down the carrying value of our receivable, $5.4 million, to zero in March 2009. As of June 30, 2009, we had fully reserved $6.3 million against our receivable. In the third quarter of 2009, the residents will be relocated to other senior living facilities and the facility will be shut down. The lender is in the process of foreclosing on the asset.

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee, PS UK Investment (Jersey) LP, for which annual audited financial statements are expected to be required for the year 2009 under S-X Rule 3-09 (in thousands):

		Net (loss)
	Total	Income Before	Net
	Operating	Provision for	(loss)
	Revenues	Income Taxes	Income

Three Months Ended June 30, 2009	$2,433	$(2,831)	$(2,831)
Three Months Ended June 30, 2008	5,509	28,330	28,330
Six Months Ended June 30, 2009	5,754	19,826	19,826
Six Months Ended June 30, 2008	10,851	22,443	22,443

The venture is treated as a partnership for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accounts payable and accrued expenses	$41,381	$66,760
Accrued salaries and bonuses	51,844	30,123
Accrued employee health and other benefits	41,339	47,685
Accrued legal, audit and professional fees	4,188	8,933
Other accrued expenses	21,722	30,643

	$160,474	$184,144

6.	Bank Credit Facility and Debt

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

We have no borrowing availability under the Bank Credit Facility, and we have significant scheduled debt maturities in 2009 and significant long-term debt that is in default. We are endeavoring to extend debt maturity dates, re-finance debt and obtain waivers from applicable lenders. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our operating obligations through December 2, 2009. If we are not able to achieve these objectives, we will not have sufficient financial resources to meet our financial obligations and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

In April 2009, we received federal income tax refunds of $20.8 million which was used to pay down the Bank Credit Facility and $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture was also used to pay down the Bank Credit Facility. In June 2009, $2.5 million of proceeds from an agreement with Trinity’s prior owners (Note 12) was used to pay down the Bank Credit Facility. At June 30, 2009, the outstanding borrowings were $69.2 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Debt

At June 30, 2009, we had $614.5 million of outstanding debt with a weighted average interest rate of 3.14% as follows: $69.2 million was draws against the Bank Credit Facility, $247.1 million of debt on our consolidated operating communities, $34.3 million of debt on our land parcels, $3.7 million of debt on condominiums we own at a managed property, $190.2 million of debt on our German communities, $25.6 million of corporate debt resulting from prior restructuring of loans on four German communities, $23.6 million of debt on a variable interest entity in the U.S., and $20.8 million of debt for a margin loan related to our auction rate securities. Of the outstanding debt we had $5.3 million of fixed-rate debt with a weighted average interest rate of 6.82% and $609.2 million of variable rate debt with a weighted average interest rate of 3.11%.

We have scheduled debt maturities of $233.7 million within one year including $69.2 million of draws on the Bank Credit Facility, $99.9 million that will occur in the next six months of 2009 and $64.6 million that will occur in the first six months of 2010. Long-term debt that is in default of $360.4 million includes $190.2 million that is in default as a result of our failure to pay principal and interest on debt related to our German communities (see further discussion below) and $170.2 million which results from our failure to meet financial covenants.

In addition to the $69.2 million due under the Bank Credit Facility, the 2009 maturities include mortgages due on two wholly owned communities (one for $3.7 million due on September 17, 2009 and one for $39.7 million due on August 28, 2009), $34.3 million in land loans relating to properties we intend to sell due between July and October 2009 and $1.4 million in debt of a variable interest entity which we consolidate. There is mortgage debt on 19 wholly owned communities that is currently in default as we have failed to comply with various covenants (one for $2.9 million, one for $5.1 million, one for $34.6 million and 16 for $105.4 million), $25.6 million of corporate debt from prior restructuring of loans on four German communities that is in default due to nonpayment of debt service and $22.2 million of debt of a variable interest entity which we consolidate that is in default. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

Sunrise ventures have total debt of $4.1 billion with scheduled debt maturities of $285.1 million in 2009 and long-term debt that is in default of $781.7 million. The debt in the ventures is non-recourse to us and we and our venture partners are working with the venture lenders to obtain covenant waivers. We have minority non-controlling interests in these ventures. See Note 12 of the Notes to Consolidated Financial Statements of our 2008 Form 10-K, as amended, for a list of our ventures and our related ownership interest.

7.	Gains on the Sale of Real Estate

We accounted for the sale of three communities in 2004 under the profit-sharing method of accounting as we provided a guarantee to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the communities for an extended period of time. The guarantee expired in the second quarter of 2009 and we recorded a gain of approximately $8.9 million.

8.	Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(1.0) million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $16.2 million for the six months ended June 30, 2009 and 2008, respectively. Our effective tax (rate) benefit from continuing operations was (2.8)% and 16.9% for the three months ended June 30, 2009 and 2008, respectively, and 4.0% and 26.7% for the six months ended June 30, 2009 and 2008, respectively. At December 31, 2008, we determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we recorded a valuation allowance on net deferred tax assets. Income tax expense of $4.8 million attributable to gains in discontinued operations recorded in the first quarter of 2009 reversed in the second quarter due to current period losses in

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

discontinued operations. As of June 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

The IRS is currently examining our U.S. federal income tax returns for 2005 through 2007. The Canadian government is currently auditing the operating subsidiaries’ 2004 returns, with years after 2004 remaining subject to audit. The German government is currently auditing income tax returns for the years 2003 through 2005, with years after 2005 remaining subject to audit. There are no returns under audit by the U.K. government with years after 2004 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements; however, it is reasonably possible that the amount of the FIN 48 state liability for unrecognized tax benefits could decrease by $2 to $3 million during the remainder of 2009.

9.	Stock-Based Compensation

In February 2009, we granted 14 employees non-qualified stock options to purchase 360,000 shares of common stock at a price of $0.77. One-third of the options vest per year beginning in 2010. In the first quarter of 2009, 60,739 shares of restricted stock vested.

In addition in May, we accelerated the vesting of our former chief financial officer’s stock options and restricted stock per the terms of his separation agreement (refer to Note 11). The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009. 70,859 shares of restricted stock and 750,000 options vested. We recorded non-cash compensation expense of $0.8 million as a result of the vesting acceleration.

10.	Commitments and Contingencies

Guarantees

The maximum potential amount of future fundings for outstanding guarantees subject to the provisions of FIN 45, the carrying amount of the liability for expected future fundings at June 30, 2009 and fundings during 2009 are as follows (in thousands):

	Maximum	FIN 45	FAS 5	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2009
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009

Operating deficit	Uncapped	$488	$—	$488	$—
Income support	Uncapped	610	12,241	12,851	—
Other	—	—	—	—	125

Total		$1,098	$12,241	$13,339	$125

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

At loan inception, we provided the lender a guarantee of monthly principal and interest payments and during 2008 we made payments under this guarantee since the venture did not have enough available cash flow to cover the default interest payments. Advances under this guarantee are recoverable in the form of a loan in a capital or

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

refinancing event prior to the repayment of capital to the partners but subordinate to the repayment of the debt. Through April 30, 2009, the date we sold our equity interest in Aston Gardens, we had funded $7.0 million under this guarantee which was fully reserved at the time of sale.

On April 30, 2009, we sold our equity interest in the Aston Gardens venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We received management fees of $3.2 million and $3.7 million in 2008 and 2007, respectively.

Fountains

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (5.57% at June 30, 2009) since April 2008. At loan inception, we provided the lender a guarantee of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through June 30, 2009, we have funded $14.2 million under this operating deficit guarantee which also has been written-down to zero. These advances under the operating deficit guarantee are in addition to the $12.8 million we have funded under our income support guarantee to our venture partner, which has been written-down to zero. In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan is an additional default of the loan agreement. We expect to be terminated as manager for the 16 communities. We are working with our venture partner and the lender to resolve these matters and we believe we have made significant progress to this end.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.8 billion at June 30, 2009. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2009, the remaining liability under this obligation is $46.3 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). The $10.0 million is recoverable as a loan from the venture. Through June 30, 2009, we have paid $50.4 million in cost overruns. Construction of this project is now complete. We account for the condominium and assisted living

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

ventures under the profit-sharing method of accounting, and our investment carrying value at June 30, 2009 is $14.6 million for the two ventures, which includes our $10.0 million recoverable loan and advances we have made to the ventures. We recorded a loss of $2.8 million and $7.0 million from the two ventures in the three and six months ended June 30, 2009, respectively. The pace of sales of condominium units and prices could impact the recovery of our investment carrying value. The weak economy in the Washington, D.C. area will require us to implement more aggressive marketing and sales plans. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

In July 2009, the lender notified us that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. We are working with the lender and intend to provide the requested information as soon as practicable.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”) related to our purchase of Marriott Senior Living Services, Inc. in 2003 provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.6 million at June 30, 2009). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Legal Proceedings

HCP, Inc.

In June 2009, various affiliates of HCP, Inc. and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008 and $12.8 million for the six months ended June 30, 2009. We have $18.7 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Sunrise is required to respond to the complaints by August 17, 2009. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the Plaintiff’s motion.

We believe that the claims are without merit and we do not believe that the lawsuit will have a material adverse effect on the financial position of the Company.

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

On September 11, 2007, Trinity and the Company were served with a complaint filed on September 5, 2007 in the United States District Court for the District of Arizona. That filing amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the FCA. On July 3, 2008, an amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The second amended complaint names Sunrise Senior Living, Inc., KRG Capital, LLC, aka KRG Capital Partners, LLC, KRG Capital, LLC, KRG Capital Fund II, L.P., KRG Capital Fund II (PA), L.P., KRG Capital Fund II (FF), L.P., KRG Co-Investment, L.L.C., American Capital Strategies, LTD, and Trinity as defendants. On October 21, 2008, the United States, through the Civil Division of the U.S. Department of Justice, and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc.

All parties entered into a settlement agreement on June 3, 2009 which was subsequently approved by the District Court. The parties are currently awaiting the issuance by the District Court of an Order of Dismissal with prejudice in the action. It is anticipated that this Order will be issued in the near future. The lawsuit is styled United States ex rel. Joyce Roberts, et al., v. KRG Capital, LLC, et al., CV05 3758 PHX-MEA (D. Ariz.).

On February 13, 2008, Trinity received a subpoena from the Los Angeles regional office of the OIG requesting information regarding Trinity’s operations in 19 locations for the period between December 1, 1998 through February 12, 2008. It is anticipated that further response to this subpoena, as well as the subpoena issued by the OIG Phoenix field office noted above, will be unnecessary upon final closure of the Qui Tam action.

IRS Audit

The Internal Revenue Service is auditing our federal income tax returns for the years ended December 31, 2005 through 2008. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we were seeking reimbursement of a certain portion of the federal income taxes we had paid in 2005.

In February 2009, we settled with the IRS on our employment tax audits for 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain withholdings that were made after the prescribed due dates.

SEC Investigation

We previously announced on December 11, 2006 that we had received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. On May 25, 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

SEC. The Company has commenced discussions with the SEC staff concerning potential resolution of the matter and conclusion of the investigation.

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

On February 27, 2009, Sunrise and its current or former directors or officers who were named individually as defendants entered into an agreement. The settlement calls for the certification by the court of a class consisting of persons (with certain exceptions) who purchased Sunrise common stock between February 26, 2004 and July 28, 2006, and payment of $13.5 million in cash into an interest-bearing escrow account by March 6, 2009.

Concurrently with entering into the settlement agreement, Sunrise and the Individual Defendants also are entering into agreements and releases with two of its insurance carriers, which provided primary and excess insurance coverage, respectively, under certain Directors’ and Officers’ Liability insurance policies for the relevant periods. The two insurance carriers are combining to pay $13.4 million toward the settlement amount, which will exhaust the coverage limits under the primary policy (after taking account of prior payments for related defense costs), but will not exhaust coverage limits under the excess policy. These payments pursuant to the settlement were made under the then applicable policies and, therefore, do not reduce the amount of insurance proceeds available under current policies now in effect. Sunrise and the Individual Defendants have provided releases to the carrier. Taking into account the insurance contribution, the net cost of the settlement of the putative securities class action lawsuit to Sunrise is expected to be approximately $0.1 million. No amounts are to be paid by the Individual Defendants.

The settlement agreement was approved by the U.S. District Court for the District of Columbia on June 26, 2009 and follows the settlement agreement entered into on February 19, 2009 by Sunrise and the individuals named as defendants in two putative stockholder derivative actions brought by certain alleged stockholders of Sunrise for the benefit of the company, entitled In re Sunrise Senior Living Derivative Litigation, Inc., Case No. 1:07CV00143-RBW and Young, et al. v. Klaassen, et al., Case No. 2770-N (CCNCC) which settlement agreement and related funding arrangements are described in greater detail below.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

On February 19, 2009, the Company and the individual defendants entered into an agreement to settle the District of Columbia and Delaware actions. Under the terms of this settlement, the Company, in addition to corporate governance measures that it already has implemented or is in the process of implementing, has agreed to (1) require independent directors to certify that they are independent under the rules of the New York Stock Exchange and to give prompt notification of any changes in their status that would render them no longer independent and (2) implement a minimum two-year vesting period, with appropriate exceptions, for stock option awards to employees. In addition, Paul J. Klaassen, the Company’s non-executive chairman, and the Company have agreed that the 700,000 stock options granted to Mr. Klaassen in conjunction with his previous employment

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

agreement executed in September 2000 will be repriced from (a) $8.50 per share, the price set on September 11, 2000 by the Compensation Committee of the Company’s Board based on the prior day’s closing price, to (b) $13.09 per share, the closing price on the business day prior to November 10, 2000, the date on which the Company’s full Board approved the terms of the employment agreement. The agreement also provides that if plaintiffs in the District of Columbia action apply to the court for an award of attorneys’ fees and expenses, the Company and/or its insurers will pay the amount so awarded, not to exceed $1.0 million, within 10 days following final approval of the settlement and the fee and expense award. Plaintiffs in the Delaware action will not make any separate application for an award of fees or expenses. The amount of attorneys’ fees and expenses that the court awards to plaintiffs is to be funded by one of the Company’s directors’ and officers’ liability insurance carriers under an applicable policy of insurance. No amounts are to be paid by the Company or by the individual defendants in the District of Columbia and Delaware actions. The settlement was approved by the U.S. District Court for the District of Columbia on June 26, 2009. On August 4, 2009, the court in the Delaware action entered an order formally dismissing that action.

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

11.	Severance and Restructuring Plan

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. As of June 30, 2009, we have eliminated 71 positions and will be eliminating an additional 77 positions by early 2010. We have recorded severance expense of $3.8 million as a result of the plan through June 30, 2009 and expect to record an additional $1.1 million through early 2010. These costs are incremental to the restructuring plan implemented by us in 2008, which provided for the elimination of 165 positions and corresponding expense reductions.

In May 2009, we entered into a separation agreement with our chief financial officer, Richard Nadeau, in connection with this plan. Pursuant to the separation agreement, Mr. Nadeau’s employment with us terminated effective as of May 29, 2009. Pursuant to Mr. Nadeau’s employment agreement, Mr. Nadeau received severance benefits that included a lump sum cash payment of $1.4 million. In addition, Mr. Nadeau received a bonus in the amount of $0.5 million and Mr. Nadeau’s outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.8 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

The following table reflects the activity related to our severance and restructuring plans during the six months ended June 30, 2009:

	Liability at			Cash Payments	Liability at
	January 1,	Additional		and Other	June 30,
	2009	Charges	Adjustments	Settlements	2009
(In thousands)

Voluntary severance	$3,312	$1,031	$—	$(3,917)	$426
Involuntary severance	1,518	6,502	—	(6,026)	1,994
CEO retirement compensation	1,523	27	—	—	1,550
Lease termination costs	2,394	559	35	(823)	2,165

	$8,747	$8,119	$35	$(10,766)	$6,135

In addition to the above, we recorded $3.7 million and $8.0 million of legal and professional fees for the three and six months ended June 30, 2009, respectively, relating to corporate restructuring which has been included in restructuring costs.

12.	Assets Held for Sale and Discontinued Operations

German Assets Held for Sale

We own nine communities (two of which are closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($70.2 million at June 30, 2009) has a stipulated release price for each community and for the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. We disagree with the lender’s position on this issue.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements but have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or until the end of August 2009.

We continue our discussions with the lenders to our German communities with the objective of disposing of the assets and providing the lenders additional consideration for their claims against us for the partial recourse aspects of the agreements. We have proposed to compromise all claims and liabilities against us under certain unsecured operating deficit agreements, debt guarantees, income support arrangements, funding obligations, or other contractual arrangements.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities. Initial bids have been received from various potential buyers. We expect a sale to occur within 90 days although there can be no assurance that the initial bids received will result in the consummation of a sale. If a sale does not occur within a reasonable time period, we intend to close the communities. As of June 30, 2009, we have classified the German communities as assets held for sale.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

As of June 30, 2009, we have classified the German communities as assets held for sale as all of the following criteria were met:

•	Executive management has committed to a plan to sell the assets;

•	The assets are available for immediate sale in their present condition;

•	There is an active program to locate a buyer and other actions required to complete the sale have been initiated;

•	The assets are being actively marketed; and

•	The sale of the assets is probable and it is unlikely that significant changes to the sale plan will be made.

Upon designation as assets held for sale, we recorded the assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the average of the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $52.4 million which is included in discontinued operations. Also, upon designation as assets held for sale, the results of operations for the German communities are reported as discontinued operations.

We expect to settle the German debt for an amount that is less than the carrying amount on our consolidated balance sheet of $190 million, which was recorded at fair value on September 1, 2008 in connection with the consolidation of the venture, as the debt is only partially recourse to us. Any difference between the recorded amount of the debt and the amount ultimately paid to the lenders to settle the debt will be recorded as gain on the extinguishment of debt at the date the debt is legally satisfied. The face amount of the debt at June 30, 2009 is $253.5 million.

The German assets held for sale at June 30, 2009 consists of the following (in thousands):

June 30,
2009

Cash and cash equivalents	$1,219
Accounts receivable, net	2,942
Property and equipment, net	97,254
Prepaid assets	459
Other assets	19

German assets held for sale	$101,893

Accounts payable and accrued expenses	$(8,061)

Other Assets Held for Sale

Other assets held for sale consists of $40.4 million of undeveloped land parcels, $4.5 million of land and $7.5 million of condominium units with a lower of carrying value or fair value less estimated cost to sell of $52.4 million and $49.1 million at June 30, 2009 and December 31, 2008, respectively.

Discontinued Operations

In March 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through June 30, 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

In the fourth quarter of 2008, we determined not to provide any additional funding to our Trinity subsidiary due to our review of our future cash requirements. As of December 31, 2008, Trinity had ceased operations.

In order to resolve and settle the claims among us and Trinity’s prior owners, in June 2009, we entered into a settlement agreement with the former majority stockholders of Trinity, which, among other matters, provides for the release and discharge of all claims and causes of action between the parties to the settlement agreement. In consideration of the settlement agreement, the former majority stockholders of Trinity paid us an aggregate amount of approximately $9.8 million. The parties to the settlement agreement also agreed to cooperate to achieve voluntary dismissal of certain litigation matters.

We had previously recorded a receivable of $2.7 million from the former stockholders of Trinity for various liabilities relating to events occurring prior to our purchase of Trinity. Accordingly, $2.7 million of the proceeds were applied against the receivable and the remaining amount of $7.1 million has been recorded as income from discontinued operations.

In December 2008, two wholly owned communities were sold to unrelated third parties for which we have no continuing involvement. In the second quarter of 2009, a wholly owned community ceased operations. All three of these communities are classified as discontinued operations.

The results of operations for our German communities, Greystone, Trinity and the three communities have been reclassified to discontinued operations. The following amounts related to our German communities, Greystone, Trinity and the three communities have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2009	2008	2009	2008

Revenue	$8,208	$22,841	$20,999	$46,383
Expenses	(15,760)	(42,872)	(42,033)	(82,002)
Impairment losses	(52,414)	—	(52,414)	—
Other income	8,260	505	8,260	553
Gain on sale	—	—	23,748	—
Income taxes	4,843	6,636	—	12,030

Loss from discontinued operations	$(46,863)	$(12,890)	$(41,440)	$(23,036)

The sale of Greystone generated a book gain primarily due to the elimination of deferred revenue. As Greystone’s contracts were multiple element arrangements and there was not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, revenue recognition was deferred until the completion of the development contract. The sale of Greystone generated a tax loss of approximately $40 million. Due to the uncertainty of collectibility of the $6.0 million note, initial gain recognition is not appropriate and gain will be recognized as payment is received. The $2.5 million note is contingent on future income of Greystone and gain will be recognized when the contingency is resolved and consideration is received.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

13.	Net Loss per Common Share

The following table summarizes the computation of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended June 30,
	2009	2008

Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(34,925)	$(20,236)
Loss from discontinued operations, net of noncontrolling interests	(46,863)	(11,540)

Net loss	$(81,788)	$(31,776)

Weighted-average shares outstanding — basic and diluted	50,620	50,347

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.69)	$(0.40)
Loss from discontinued operations, net of noncontrolling interests	(0.93)	(0.23)

Net loss per share attributable to common shareholders	$(1.62)	$(0.63)

	For the Six Months Ended June 30,
	2009	2008

Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(58,695)	$(44,365)
Loss from discontinued operations, net of noncontrolling interests	(41,254)	(20,536)

Net loss	$(99,949)	$(64,901)

Weighted-average shares outstanding — basic and diluted	50,589	50,271

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(1.16)	$(0.88)
Loss from discontinued operations, net of noncontrolling interests	(0.82)	(0.41)

Net loss per share attributable to common shareholders	$(1.98)	$(1.29)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 4,856,703 and 2,893,040 for the three months ended June 30, 2009 and 2008, respectively, and 4,793,260 and 2,773,447 for the six months ended June 30, 2009 and 2008, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

14.	Information about Sunrise’s Segments

Effective in 2009, we changed our operating segments. In 2008, we reported five operating segments: domestic operations, international operations (Canada and the United Kingdom), Germany, Greystone and Trinity. We now have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management, which is the results from the management of third party, joint venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

North American Development, which is the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments, which is the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased), which is the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $6.9 million and $6.7 million for the three months ended June 30, 2009 and 2008, respectively, and $13.7 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively.

United Kingdom, which is the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany, which is the results from the management of nine Sunrise senior living communities in Germany through September 1, 2008. The operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities are included in discontinued operations.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Segment results are as follows (in thousands):

	For the Three Months Ended June 30, 2009
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$274,709	$2,401	$78	$106,780	$4,682	$33	$(7,824)	$380,859
Community expense	784	113	(4)	85,481	36	22	(5,565)	80,867
Development expense	(211)	3,491	117	37	568	63	(571)	3,494
Depreciation and amortization	3,660	701	(90)	6,074	69	30	3,913	14,357
Other operating expenses	266,924	12,015	1,109	30,865	4,472	1,505	8,492	325,382
Income (loss) from operations	3,552	(13,919)	(1,054)	(15,677)	(463)	(1,587)	(14,093)	(43,241)
Interest income	49	438	—	56	—	6	(430)	119
Interest expense	—	264	—	2,050	—	13	883	3,210
Foreign exchange gain/(loss)	—	—	—	2,720	(641)	(4)	—	2,075
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,318)	—	—	—	(82)	(4,400)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	4,608	(2,222)	(5,372)	(14,884)	(1,339)	(1,699)	(12,832)	(33,740)

	For the Three Months Ended June 30, 2008
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$298,984	$7,647	$1,617	$104,285	$6,579	$832	$(8,684)	$411,260
Community expense	(2,495)	192	15	87,174	—	207	(7,579)	77,514
Development expense	181	5,806	792	9	1,379	52	(29)	8,190
Depreciation and amortization	1,800	200	—	5,547	50	38	3,475	11,110
Other operating expenses	287,377	13,323	4,381	17,625	4,594	1,611	13,919	342,830
Income (loss) from operations	12,121	(11,874)	(3,571)	(6,070)	556	(1,076)	(18,470)	(28,384)
Interest income	174	16	383	48	290	15	582	1,508
Interest expense	52	386	365	2,110	—	94	(392)	2,615
Foreign exchange gain (loss)	—	678	—	36	(25)	(145)	—	544
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	1,805	—	—	—	242	2,047
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	12,243	(8,502)	(1,750)	(7,991)	822	(1,300)	(17,995)	(24,473)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2009
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$560,016	$5,847	$1,460	$214,402	$9,253	$57	$(14,073)	$776,962
Community expense	1,282	(100)	27	173,552	32	158	(12,587)	162,364
Development expense	(216)	7,821	955	37	1,129	120	(1,181)	8,665
Depreciation and amortization	8,945	1,084	—	11,894	134	54	7,684	29,795
Other operating expenses	548,882	31,420	3,646	46,172	7,169	2,446	17,519	657,254
Income (loss) from operations	1,123	(34,378)	(3,168)	(17,253)	789	(2,721)	(25,508)	(81,116)
Interest income	124	772	—	124	7	6	(177)	856
Interest expense	46	428	—	4,688	—	13	1,973	7,148
Foreign exchange gain/(loss)	—	—	—	1,850	(375)	(19)	—	1,456
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	14,081	—	—	(16)	(90)	13,975
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,299	(24,444)	10,912	(20,480)	65	(2,900)	(27,314)	(60,862)

	For the Six Months Ended June 30, 2008
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$599,180	$12,132	$2,012	$209,241	$13,094	$1,496	$(16,355)	$820,800
Community expense	(1,181)	568	8	169,000	(45)	363	(14,822)	153,891
Development expense	6,954	13,647	1,834	9	2,739	92	(4,658)	20,617
Depreciation and amortization	3,355	555	—	10,685	100	74	7,885	22,654
Other operating expenses	575,569	40,611	7,464	33,038	6,928	3,399	28,141	695,150
Income (loss) from operations	14,483	(43,249)	(7,294)	(3,491)	3,372	(2,432)	(32,901)	(71,512)
Interest income	454	44	529	152	611	15	1,169	2,974
Interest expense	98	490	365	3,645	—	94	(752)	3,940
Foreign exchange gain (loss)	—	115	—	36	(429)	(4,202)	—	(4,480)
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	8,350	—	—	—	(8)	8,342
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	14,840	(30,840)	1,985	(6,658)	3,555	(6,716)	(36,855)	(60,689)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

15.	Comprehensive Loss and Capital Structure

Comprehensive loss for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss attributable to common shareholders	$(81,788)	$(31,776)	$(99,949)	$(64,901)
Foreign currency translation adjustment	(1,495)	167	38	2,413
Equity interest in investees’ other comprehensive loss	7,460	1,604	6,725	1,517

Comprehensive loss attributable to common shareholders	$(75,823)	$(30,005)	$(93,186)	$(60,971)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

					Accumulated	Equity
	Shares of		Additional		Other	Attributable
	Common	Common	Paid-in	Retained	Comprehensive	to Noncontrolling
	Stock	Stock	Capital	Loss	Income(Loss)	Interests
(In thousands)

Balance at December 31, 2008	50,872	$509	$458,404	$(327,056)	$6,671	$9,386
Net (loss) income	—	—	—	(99,949)	—	176
Foreign currency translation,
net of tax	—	—	—	—	38	—
Sunrise’s share of investee’s other
comprehensive income	—	—	—	—	6,725	—
Forfeiture of restricted stock	(31)	—	—	—	—	—
Surrender of shares for taxes	(16)	(1)	(116)	—	—	—
Stock compensation expense	—	—	2,753	—	—	—
Distributions to noncontrolling
interests	—	—	(142)	—	—	(687)
Sale of Greystone	—	—	—	—	—	(6,633)

Balance at June 30, 2009	50,825	$508	$460,899	$(427,005)	$13,434	$2,242

16.	Supplemental Cash Flow Information

Interest paid was $6.9 million and $7.8 million for the six months ended June 30, 2009 and 2008, respectively. Interest capitalized was $0.5 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively. Income taxes (refunded) paid was $(23.9) million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

17.	Variable Interest Entities

Under FIN 46(R), if an entity is determined to be a variable interest entity (“VIE”), it must be consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. We perform a qualitative and quantitative analysis using the methodology as described in Appendix A of FIN 46(R) to calculate expected losses to determine

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

if the entity is a VIE. If the entity is a VIE, we determine which party has the greater variability and is the primary beneficiary. At June 30, 2009, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a CCRC in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $18.7 million and $19.2 million, respectively, of net property and equipment and debt of $23.6 million and $23.9 million, respectively, in our June 30, 2009 and December 31, 2008 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of June 30, 2009, we guaranteed $22.2 million of the bonds. The entity has incurred losses and has experienced negative working capital for several years and has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.1 million for both the three months ended June 30, 2009 and 2008, respectively, and $0.3 million for both the six months ended June 30, 2009 and 2008, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.4 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $5.9 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $0 and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.1 million for both the six months ended June 30, 2009 and 2008, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement is $5.9 million and $5.6 million at June 30, 2009 and December 31, 2008, respectively. These amounts are eliminated in our consolidated financial statements.

Beginning in September 2008, we consolidated the German communities under FIN 46(R). In January 2009, we exercised our option and acquired a controlling interest of 94.9% in the German communities. In June 2009, we exercised our option and acquired the remaining 5.1% interest in our German communities therefore wholly owning those communities.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Five of these investment partnerships were sold as part of the Greystone transaction in March 2009 (refer to Note 12) and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. We own 49.5% of the investment partnership with 50.5% owned by third-parties. The purpose of the venture is to develop a senior living community owned by a nonprofit entity. If permanent financing for the project is obtained, the partners will be repaid their initial invested capital plus a fee of 75% of the initial investment.

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of June 30, 2009, the venture has 14 operating communities in the U.K. Our equity investment in the venture is $1.5 million at June 30, 2009. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.4 million due from the venture. Our maximum exposure to loss is our equity investment of $1.5 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our income statement as a result of our involvement with the VIE.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

In September 2006, a venture was formed to acquire and operate six senior living facilities located in Florida. We owned a 25% interest in the venture as managing member and our venture partner owned the remaining 75% interest. The venture was financed with $156 million of equity and $304 million of debt. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. On April 30, 2009, we sold our equity interest in the Aston Gardens venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees.

18.	Related Parties

In October 2008, we entered into a contract with SecureNet Payment Systems LLC (“SecureNet”) to provide consulting services in connection with the processing of direct deposit and credit card payments by community residents of their monthly fees. The sales agent representing SecureNet, whose compensation will be based on SecureNet’s revenue from the contract, is the wife of a Sunrise employee. In November 2008, after the award of the contract, that employee became Senior Vice President, North American Operations and an officer of the Company. The Governance Committee reviewed this transaction at its meeting on July 20, 2009 and concluded that the bidding process was done with integrity, that the award to SecureNet appeared to have been in our best interest and that our employee’s relationship to the SecureNet sales representative did not have any influence over the decision to select SecureNet.

In November 2008, Paul Klaassen resigned as our Chief Executive Officer. We agreed to pay Mr. Klaassen a fee of $25,000 per month for consulting with us and our new Chief Executive Officer on senior living matters. This was in addition to any benefits Mr. Klaassen was entitled to under his employment agreement. Fees totaling $87,500 were paid for three and a half months commencing in November 2008.

For additional discussion of related parties transactions, refer to Note 18 to the Consolidated Financial Statements of our 2008 Form 10-K, as amended.

19.	Subsequent Events

We have evaluated all events occurring after June 30, 2009 through August 5, 2009, the date our financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to raise funds and maintain sufficient liquidity; our ability to extend the maturity dates of, obtain waivers with respect to, or refinance, some of our outstanding debt; our ability to achieve the anticipated savings from our cost-savings program; the sale of our German communities and the settlement of the related debt; the outcome of the HCP, Inc. litigation; the outcome of the SEC’s investigation; the outcome of the Trinity OIG investigation; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of further downturns in general economic conditions; availability of financing for development, including under construction loans as to which we are in default; and other risks detailed in our amended 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009 as amended on March 31, 2009 and April 30, 2009, and, as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us,” and “our” mean Sunrise Senior Living, Inc. and its consolidated subsidiaries.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At June 30, 2009, we operated 415 communities, including 368 communities in the United States, 15 communities in Canada, 25 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 43,000.

The following table summarizes our portfolio of operating communities:

	As of	As of
	June 30,	June 30,	Percent
	2009	2008	Change

Total communities
Consolidated (owned or leased)	69	63	9.5%
Consolidated Variable Interest
Entity	1	1	0.0%
Unconsolidated Ventures	209	206	1.5%
Managed	136	171	(20.5)%

Total	415	441	(5.9)%

During the first half of 2009 we continued to execute a strategy of 1) divesting of non-core assets and unprofitable operations to raise cash, improve our liquidity, avoid significant capital investment and reduce our operating and financial risks and 2) improve the efficiency of our operations and our administrative functions.

We had $37.0 million and $29.5 million of unrestricted cash at June 30, 2009 and December 31, 2008, respectively. The outstanding borrowings on the Bank Credit Facility were $69.2 million at June 30, 2009. On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility, which amended the financial covenants through the maturity date of December 2, 2009. We have no borrowing availability under the Bank Credit Facility. We have additional scheduled debt maturities of $138.9 million within one year of which $79.1 million will occur in the last six months of 2009 and $59.8 million will occur in the first six months of 2010. Some of our long-term debt is in default. Long-term debt that is in default totals $386.0 million, includes $190.2 million that is in default as a result of our failure to pay principal and interest on debt related to our German communities and $195.8 million which results from our failure to meet financial covenants and failure to make debt service payments. As a result of this default, this debt is now classified as a current liability on our consolidated balance sheets. We are endeavoring to extend debt maturity dates, re-finance debt and obtain waivers from the applicable lenders. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations. We expect that our cash balances and expected cash flow are sufficient to enable us to meet our operating obligations through December 2, 2009. If we are not able to achieve these objectives, we will not have sufficient financial resources to meet our financial obligations and we could be forced to seek reorganization under the U.S. Bankruptcy Code. Our consolidated financial statements have been prepared on the basis of us continuing as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern.

At the beginning of 2009, we stopped making scheduled principal and interest payments on the debt and are seeking to restructure our debt and guarantee obligations related to our nine German communities. We continue our discussions with the lenders to our German communities with the objective of disposing of the assets and providing to the lenders additional consideration for their claims against us. We have proposed to compromise all claims and liabilities against us under certain unsecured operating deficit agreements, debt guarantees, income support arrangements, funding obligations, or other contractual arrangements. In consideration for relief from these obligations, we would pay cash and deliver value in additional real estate owned by us. We have not yet reached agreement with the lenders.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities. Initial bids have been received from various potential buyers. We expect a sale to occur within 90 days although there can be no assurance that the initial bids received will result in the consummation of a sale. If a sale does not occur within a reasonable time period, we intend to close the communities. As of June 30, 2009, we have classified the German communities as assets held for sale. As the book value of the majority of the assets was in excess of their fair value less estimated costs to sell, we recorded a charge of $52.4 million which is included in discontinued operations.

We intend to sell 16 land parcels which have a carrying value of $62.7 million and related debt of $34.3 million. Certain of these land loans are in default. Eight of these land parcels, which met all of the criteria to be classified as held for sale at June 30, 2009, are recorded at the lower of their carrying value or fair value of $44.9 million included in the “Assets Held for Sale” line in the Consolidated Financial Statements. We also intend to sell a building and two closed construction sites which have a carrying value of $25.0 million.

We are currently marketing for sale a portfolio of 22 wholly owned assets, which have a carrying value of $185.4 million and related debt of $173.6 million, and five leased assets.

At the beginning of 2009, we stopped making payments under our guarantee obligations relating to the Fountains portfolio. We expect to be terminated as manager for the 16 communities. We are working with our venture partner and lender to resolve these matters and we believe we have made significant progress to this end.

In March 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through June 30, 2009.

In April 2009, we sold the equity interest in our Aston Gardens venture and were released from all guarantee obligations. Our management contracts for the six communities in the venture were terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We received management fees of $3.2 million and $3.7 million in 2008 and 2007, respectively.

In June 2009, we were terminated as manager for a portfolio of 15 communities. We will manage these communities through October 1, 2009. The management fees for the years 2008 and 2007 were $3.0 million and $2.9 million, respectively.

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. As of June 30, 2009, we have eliminated 71 positions and will be eliminating an additional 77 positions by early 2010. We have recorded severance expense of $3.8 million as a result of the plan through June 30, 2009 and expect to record an additional $1.1 million through early 2010. These costs are incremental to the restructuring plan implemented by us in 2008, which provided for the elimination of 165 positions and corresponding expense reductions.

In May 2009, we entered into a separation agreement with our chief financial officer, Richard Nadeau, in connection with this plan. Pursuant to the separation agreement, Mr. Nadeau’s employment with us terminated effective as of May 29, 2009. Pursuant to Mr. Nadeau’s employment agreement, Mr. Nadeau received severance benefits that included a lump sum cash payment of $1.4 million. In addition, Mr. Nadeau received a bonus in the amount of $0.5 million and Mr. Nadeau’s outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.8 million. The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009. 70,859 shares of restricted stock and 750,000 options vested. We recorded non-cash compensation expense of $0.8 million as a result of the vesting acceleration.

Results of Operations

Our results of operations for each of the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three			Percent
	Months Ended		Variance	Change
	June 30,		2009 vs.	2009 vs.	Favorable/
	2009	2008	2008	2008	(Unfavorable)
(In thousands)	(Unaudited)

Operating revenue:
Management and buyout fees	$29,072	$31,234	$(2,162)	6.9%	U
Resident fees for consolidated communities	106,862	104,286	2,576	2.5%	F
Ancillary fees	11,860	10,672	1,188	11.1%	F
Professional fees from development, marketing and other	3,809	13,133	(9,324)	71.0%	U
Reimbursed costs incurred on behalf of managed communities	229,256	251,935	(22,679)	9.0%	U

Total operating revenue	380,859	411,260	(30,401)	7.4%	U

Operating expenses:
Community expense for consolidated communities	80,867	77,514	3,353	4.3%	U
Community lease expense	14,603	14,884	(281)	1.9%	F
Depreciation and amortization	14,357	11,110	3,247	29.2%	U
Ancillary expenses	11,141	9,365	1,776	19.0%	U
General and administrative	27,372	44,830	(17,458)	38.9%	F
Development expense	3,494	8,190	(4,696)	57.3%	F
Write-off of capitalized project costs	1,417	11,719	(10,302)	87.9%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,176	4,938	(3,762)	76.2%	F
Restructuring costs	9,236	—	9,236	N/A	U
Provision for doubtful accounts	2,016	1,458	558	38.3%	U
(Gain) loss on financial guarantees and other contracts	(443)	572	(1,015)	NM	F
Impairment of long-lived assets	25,040	2,349	22,691	966.0%	U
Costs incurred on behalf of managed communities	233,824	252,715	(18,891)	7.5%	F

Total operating expenses	424,100	439,644	(15,544)	3.5%	F

Loss from operations	(43,241)	(28,384)	(14,857)	52.3%	U
Other non-operating income (expense):
Interest income	119	1,508	(1,389)	92.1%	U
Interest expense	(3,210)	(2,615)	(595)	22.8%	U
Gain (loss) on investments	2,114	(720)	2,834	NM	F
Other income	2,365	530	1,835	346.2%	F

Total other non-operating income (expense)	1,388	(1,297)	2,685	NM	F
Gain on the sale and development of real estate and equity interests	14,961	3,952	11,009	278.6%	F
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(4,400)	2,047	(6,447)	NM	U
Loss from investments accounted for under the profit sharing method	(2,448)	(791)	(1,657)	209.5%	U

Loss before (provision for) benefit from income taxes and discontinued operations	(33,740)	(24,473)	(9,267)	37.9%	U
(Provision for) benefit from income taxes	(956)	4,124	(5,080)	NM	U

Loss before discontinued operations	(34,696)	(20,349)	(14,347)	70.5%	U
Discontinued operations, net of tax	(46,863)	(12,890)	(33,973)	263.6%	U

Net loss	(81,559)	(33,239)	(48,320)	145.4%	U
Less: Net (income) loss attributable to noncontrolling interests	(229)	1,463	(1,692)	NM	U

Net loss attributable to common shareholders	$(81,788)	$(31,776)	$(50,012)	157.4%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

	For the Six			Percent
	Months Ended		Variance	Change
	June 30,		2009 vs.	2009 vs.	Favorable/
	2009	2008	2008	2008	(Unfavorable)
(In thousands)	(Unaudited)

Operating revenue:
Management and buyout fees	$57,510	$64,892	$(7,382)	11.4%	U
Resident fees for consolidated communities	214,489	209,247	5,242	2.5%	F
Ancillary fees	23,081	20,962	2,119	10.1%	F
Professional fees from development, marketing and other	10,534	21,001	(10,467)	49.8%	U
Reimbursed costs incurred on behalf of managed communities	471,348	504,698	(33,350)	6.6%	U

Total operating revenue	776,962	820,800	(43,838)	5.3%	U

Operating expenses:
Community expense for consolidated communities	162,364	153,891	8,473	5.5%	U
Community lease expense	29,157	29,732	(575)	1.9%	F
Depreciation and amortization	29,795	22,654	7,141	31.5%	U
Ancillary expenses	21,502	18,858	2,644	14.0%	U
General and administrative	57,805	76,611	(18,806)	24.5%	F
Development expense	8,665	20,617	(11,952)	58.0%	F
Write-off of capitalized project costs	13,495	36,697	(23,202)	63.2%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	2,433	23,428	(20,995)	89.6%	F
Restructuring costs	16,923	—	16,923	N/A	U
Provision for doubtful accounts	11,004	3,440	7,564	219.9%	U
Loss on financial guarantees and other contracts	654	727	(73)	10.0%	F
Impairment of long-lived assets	25,040	2,349	22,691	966.0%	U
Costs incurred on behalf of managed communities	479,241	503,308	(24,067)	4.8%	F

Total operating expenses	858,078	892,312	(34,234)	3.8%	F

Loss from operations	(81,116)	(71,512)	(9,604)	13.4%	U
Other non-operating income (expense):
Interest income	856	2,974	(2,118)	71.2%	U
Interest expense	(7,148)	(3,940)	(3,208)	81.4%	U
Gain (loss) on investments	809	(4,720)	5,529	NM	F
Other expense	1,319	(5,646)	6,965	123.4%	F

Total other non-operating expense	(4,164)	(11,332)	7,168	63.3%	F
Gain on the sale and development of real estate and equity interests	16,703	14,312	2,391	16.7%	F
Sunrise’s share of earnings and return on investment in unconsolidated communities	13,975	8,342	5,633	67.5%	F
Loss from investments accounted for under the profit sharing method	(6,260)	(499)	(5,761)	1154.5%	U

Loss before benefit from income taxes and discontinued operations	(60,862)	(60,689)	(173)	0.3%	U
Benefit from income taxes	2,459	16,228	(13,769)	NM	U

Loss before discontinued operations	(58,403)	(44,461)	(13,942)	31.4%	U
Discontinued operations, net of tax	(41,440)	(23,036)	(18,404)	79.9%	U

Net loss	(99,843)	(67,497)	(32,346)	47.9%	U
Less: Net (income) loss attributable to noncontrolling interests	(106)	2,596	(2,702)	NM	U

Net loss attributable to common shareholders	$(99,949)	$(64,901)	$(35,048)	54.0%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Results of Operations

Loss attributable to common shareholders increased to $81.8 million during the three months ended June 30, 2009 from $31.8 million for the three months ended June 30, 2008 and $99.9 million during the six months ended June 30, 2009 from $64.9 million for the six months ended June 30, 2008.

Adjusted Income from Ongoing Operations

In the second quarter, net loss from operations for the three months ended June 30, 2009, was $43.2 million. Excluding the SEC investigation costs of $1.2 million and restructuring costs of $9.2 million and non-cash charges including depreciation and amortization of $14.4 million, the provision for doubtful accounts of $2.0 million, write-off of capitalized project costs of $1.4 million and impairment of long-lived assets of $25.0 million, adjusted income from ongoing operations was $10.0 million. The following table reconciles adjusted income from ongoing operations to loss from operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Loss from operations	$(43,241)	$(28,384)	$(81,116)	$(71,512)
Non-cash expenses:
Depreciation and amortization	14,357	11,110	29,795	22,654
Write-off of capitalized project costs	1,417	11,719	13,495	36,697
Provision for doubtful accounts	2,016	1,458	11,004	3,440
Impairment of long-lived assets	25,040	2,349	25,040	2,349

Loss from operations before non-cash expenses	(411)	(1,748)	(1,782)	(6,372)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,176	4,938	2,433	23,428
Restructuring costs	9,236	—	16,923	—

Adjusted income from ongoing operations	$10,001	$3,190	$17,574	$17,056

Adjusted income from ongoing operations is a measure of operating performance that is not calculated in accordance with U.S. generally accepted accounting principles and should not be considered as a substitute for income/loss from operations or net income/loss. Adjusted income from ongoing operations is used by management to focus on cash generated from our ongoing operations and to help management assess if adjustments to current spending decisions are needed.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Operating Revenue

Management and buyout fees

The decrease in management and buyout fees of $2.2 million, or 6.9%, was primarily comprised of:

•	$2.0 million decrease related to subordinating management fees from a venture;

•	$0.2 million decrease primarily due to lower occupancy;

•	$1.4 million decrease as a result of terminated management contracts;

•	$1.1 million increase in incentive management fees;

•	$0.7 million increase related to international communities; and

•	$0.6 million increase from communities in the lease-up phase.

Resident fees for consolidated communities

The net increase in resident fees for consolidated communities of $2.6 million, or 2.5%, was primarily comprised of:

•	$2.1 million from the addition of three consolidated Canadian communities and one domestic community;

•	$2.5 million from increases in average daily rates; and

•	$2.0 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)

New York Health Care Services	$9.6	$8.6
Fountains Health Care Services	1.4	1.4
International Health Care Services	0.9	0.7

	$11.9	$10.7

Professional fees from development, marketing and other

The decrease in professional fees from development, marketing and other revenue of $9.3 million was primarily comprised of:

•	$2.6 million decrease from the reduction of international projects from 13 in 2008 to 10 in 2009; and

•	$6.7 million decrease from domestic design and development fees.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $229.3 million in the second quarter of 2009 compared to $251.9 million in the second quarter of 2008. The decrease of 9.0% was due primarily to 3,200 fewer employees in the second quarter of 2009 compared to the second quarter of 2008 and 32 fewer communities in the second quarter of 2009 than the second quarter of 2008.

Operating Expenses

Community expense for consolidated communities

The increase in community expense of $3.4 million, or 4.3%, was primarily comprised of:

•	$1.4 million from the consolidation of three Canadian communities; and

•	$2.0 million from increased net insurance costs as insurance credits received in 2008 did not recur in 2009.

Community lease

Community lease expense decreased $0.3 million primarily related to decreases of $0.4 million in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $14.4 million in the second quarter of 2009 and $11.1 million in the second quarter of 2008. The increase of $3.3 million was primarily due to $1.9 million of additional amortization expense related to a change in the estimated life of a management contract intangible and $0.5 million of incremental depreciation expense related to four new communities (the three Canadian communities referred to above and a completed project in California which opened in January 2009). An additional increase of $0.5 million is related to the communities accounted for under the profit sharing method and $0.5 million related to routine asset additions.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)

New York Health Care Services	$9.2	$7.6
Fountains Health Care Services	1.1	1.2
International Health Care Services	0.8	0.6

	$11.1	$9.4

General, administrative and venture expense

The decrease in general and administrative expenses of $17.5 million is primarily due to:

•	$5.8 million decrease in salaries and bonus as result of our cost reduction program resulting in the elimination of 125 positions to date;

•	$7.2 million decrease in general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help;

•	$1.5 million decrease in travel; and

•	$3.0 million decrease in bonus expense related to one of our ventures.

Development expense

The $4.7 million decrease in development expense related to the reduction of development activity was primarily comprised of:

•	$2.7 million decrease in development labor costs; and

•	$2.0 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

Write-off of capitalized project costs was $1.4 million and $11.7 million in the second quarter of 2009 and 2008, respectively. We have ceased all new development until suitable construction financing becomes available.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Shareholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation decreased to $1.2 million in the second quarter of 2009 compared to $4.9 million in the second quarter of 2008. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and shareholder litigation. The shareholder litigation was settled in the second quarter of 2009.

Restructuring cost

Costs associated with our 2008 and corporate 2009 restructuring plans were $9.2 million in the second quarter of 2009 which includes $3.7 million of legal and professional fees relating to corporate restructuring activities.

Provision for doubtful accounts

The provision for doubtful accounts increased $0.6 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a reserve of $0.9 million related to advances to a venture.

(Gain) loss on financial guarantees and other contracts

We recorded a (gain) loss on our financial guarantees of $(0.4) million and $0.6 million during the three months ended June 30, 2009 and 2008, respectively, related to construction cost overrun guarantees on a condominium project. During the second quarter of 2009, we reached a settlement with the general contractor for the condominium project resulting in a reduction in the total forecasted cost of the project.

Impairment of long-lived assets

Impairment of long-lived assets was $25.0 million in 2009 and $2.3 million in 2008. The 2009 impairment charge related to six operating communities and nine land parcels and in 2008, one operating community.

Costs incurred on behalf of managed communities

Cost incurred on behalf of managed communities were $233.8 million in the second quarter of 2009 compared to $252.7 million in the second quarter of 2008. The decrease of 7.5% was due primarily to 3,200 fewer employees in the second quarter of 2009 compared to the second quarter of 2008 and 32 fewer communities in the second quarter of 2009 than the second quarter of 2008.

Other Non-Operating Income and Expense

Total other non-operating income (expense) was $1.4 million and $(1.3) million for the three months ended June 30, 2009 and 2008, respectively. The increase in other non-operating expense was primarily due to:

•	$0.6 million increase in interest expense;

•	$1.4 million decrease in interest income;

•	$2.0 million for foreign exchange gains in the second quarter of 2009 compared to $(0.6) million of foreign exchange losses in the second quarter of 2008; and

•	$2.1 million unrealized gain compared to a $(0.7) unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $15.0 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively. The gain in 2009 primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement. We accounted for the sale of three communities in 2004 under the profit-sharing method of accounting as we provided guarantees to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the community for an extended period of time. The guarantee expired in the second quarter of 2009 and we recorded a gain of approximately $8.9 million. The gain in the second quarter of 2008 primarily resulted from the sale of two land parcels and the recognition of gain under the basis of performance method of accounting.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended June 30,
	2009	2008
	(In millions)

Sunrise’s share of losses in unconsolidated communities	$(7.3)	$(2.1)
Return on investment in unconsolidated communities	3.0	4.1
Impairment of equity investment	(0.1)	—

	$(4.4)	$2.0

The increase in our share of losses in unconsolidated communities of $5.2 million was primarily due to incrementally larger operating losses from our unconsolidated communities.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $3.0 million and $2.9 million in the first quarter of 2009 and 2008, respectively. During the second quarter of 2008, the expiration of contractual obligations resulted in the recognition of $1.2 million of gain from recapitalizations that occurred in 2007 and 2008.

In June 2009, we determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired. We wrote our investment down to zero and recorded an impairment charge of $0.1 million.

Loss from Investments Accounted for Under the Profit Sharing Method

Loss from investments accounted for under the profit sharing method was $2.4 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. The losses in the second quarter of 2009 were generated from our condominium community that recently opened and where profits associated with condominium sales are being deferred in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(1.0) million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively. Our effective tax (rate) benefit was (2.8)% and 16.9% for the three months ended June 30, 2009 and 2008, respectively. At December 31, 2008, we determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we recorded a valuation allowance on net deferred tax assets. Income tax expense of $4.8 million attributable to gains in discontinued operations recorded in the first quarter of 2009 was reversed in the second quarter due to current period losses in discontinued operations. As of June 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary which was sold in the first quarter of 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community which was closed in the second quarter of 2009 and two communities which were sold in 2008 and for which we have no continuing involvement.

Germany’s loss included in discontinued operations was $60.2 million for the three months ended June 30, 2009 which included an impairment charge of $52.4 million.

In order to resolve and settle the claims among us and Trinity’s prior owners, in June 2009, we entered into a settlement agreement with the former majority stockholders of Trinity, which, among other matters, provides for the release and discharge of all claims and causes of action between the parties to the settlement agreement.

In consideration of the settlement agreement, the former majority stockholders of Trinity paid us an aggregate amount of approximately $9.8 million. The parties to the settlement agreement also agreed to cooperate to achieve voluntary dismissal of certain litigation matters.

In exchange for the consideration, we and the former majority stockholders of Trinity have reciprocally released each other from any and all claims that each such parities had against other such parties relating to any matters through the date of the settlement agreement.

We had previously recorded a receivable of $2.7 million from the former stockholders of Trinity for various liabilities relating to events occurring prior to our purchase of Trinity. Accordingly, $2.7 million of the proceeds were applied against the receivable and the remaining amount of $7.1 million has been recorded as income from discontinued operations.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Operating Revenue

Management and buyout fees

The decrease in management and buyout fees of $7.4 million, or 11.4%, was primarily comprised of:

•	$3.6 million decrease related to subordinating management fees for a venture;

•	$0.3 million decrease in incentive management fees;

•	$1.8 million decrease as a result of terminated management contracts;

•	$1.3 million decrease due to lower occupancy and average daily rates; and

•	$1.2 million increase from communities in the lease-up phase.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $5.2 million, or 2.5%, was primarily comprised of:

•	$3.6 million from the addition of three consolidated Canadian communities and one domestic community;

•	$3.1 million from increases in average daily rates; offset by a

•	$1.5 million decrease due to lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Six Months
	Ended June 30,
	2009	2008
	(In millions)

New York Health Care Services	$18.9	$17.1
Fountains Health Care Services	2.7	2.8
International Health Care Services	1.5	1.1

	$23.1	$21.0

Professional fees from development, marketing and other

The decrease in professional fees from development, marketing and other revenue of $10.5 million was primarily comprised of:

•	$4.7 million decrease from the reduction of international projects from 13 in 2008 to 11 in 2009; and

•	$5.8 million decrease from domestic design and development fees.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $471.3 million in the first six months of 2009 compared to $504.7 million in the first six months of 2008. The decrease of 6.6% was due primarily to 3,200 fewer employees in 2009 compared to 2008 and 32 fewer communities in 2009 than 2008.

Operating Expenses

Community expense for consolidated communities

The increase in community expense of $8.5 million, or 5.5%, was primarily comprised of:

•	$3.1 million from the consolidation of three Canadian communities; and

•	$5.4 million from increased insurance, labor and utilities costs.

Community lease

Community lease expense decreased $0.6 million primarily related to decreases of $0.5 million contingent rent and $0.2 million for a lease termination.

Depreciation and amortization

The depreciation and amortization expense was $29.8 million in 2009 and $22.7 million in 2008. The increase of $7.1 million was primarily due to $5.6 million of additional amortization expense related to a change in the estimated life of a management contract intangible and $1.2 million of incremental depreciation expense related to four new communities (the three Canadian communities referred to above and a completed project in California which opened in January 2009).

Ancillary expenses

Ancillary expenses were comprised of the following:

	Six Months Ended June 30,
	2009	2008
	(In millions)

New York Health Care Services	$17.6	$15.2
Fountains Health Care Services	2.3	2.7
International Health Care Services	1.6	1.0

	$21.5	$18.9

General, administrative and venture expense

The decrease in general and administrative expenses of $18.8 million is primarily due to:

•	$5.8 million decrease in salaries and bonus as a result of our cost reduction program resulting in the elimination of 125 positions to date;

•	$9.7 million decrease in general corporate expenses as a result of cost containment initiatives including information technology costs, training and education and temporary help;

•	$2.6 million decrease in travel;

•	$2.0 million decrease in bonus expense related to one of our ventures; partially offset by

•	$1.1 million increase in executive deferred compensation costs.

Development expense

The $12.0 million decrease in development expense related to the reduction of development activity was primarily comprised of:

•	$4.6 million decrease in development labor costs; and

•	$7.3 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

Write-off of capitalized project costs was $13.5 million and $36.7 million in 2009 and 2008, respectively. We have ceased all new development until suitable construction financing becomes available.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Shareholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation decreased to $2.4 million in 2009 compared to $23.4 million in 2008. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and shareholder litigation. The shareholder litigation was settled in the second quarter of 2009.

Restructuring cost

Costs associated with our 2008 and corporate 2009 restructuring plans were $16.9 million in 2009 including $8.0 million of legal and professional fees relating to corporate restructuring activities.

Provision for doubtful accounts

The provision for doubtful accounts increased $7.6 million during 2009 compared to 2008 primarily due to a reserve of $6.3 million for advances to a venture and a $1.8 million reserve write-off of the remaining Aston Gardens operating deficit guarantee.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.7 million and $0.7 million during 2009 and 2008, respectively, related to construction cost overrun guarantees on a condominium project.

Impairment of long-lived assets

Impairment of long-lived assets was $25.0 million in 2009 and $2.3 million in 2008. The 2009 impairment charge related to six operating communities and nine land parcels and in 2008, one operating community.

Costs incurred on behalf of managed communities

Cost incurred on behalf of managed communities were $479.2 million in 2009 compared to $503.3 million in 2008. The decrease of 4.8% was due primarily to 3,200 fewer employees in 2009 compared to 2008 and 32 fewer communities in 2009 than 2008 and higher insurance charges.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(4.2) million and $(11.3) million for the six months ended June 30, 2009 and 2008, respectively. The increase in other non-operating expense was primarily due to:

•	$3.2 million increase in interest expense due to increased borrowings;

•	$2.1 million decrease in interest income;

•	$1.5 million for foreign exchange gains in 2009 compared to $(4.5) million of foreign exchange losses in 2008; and

•	$5.5 million decrease in the unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $16.7 million and $14.3 million for the six months ended June 30, 2009 and 2008, respectively. The gain in 2009 primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement. We accounted for the sale of three communities in 2004 under the profit-sharing method of accounting as we provided guarantees to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the community for an extended period of time. The guarantee expired in the second quarter of 2009 and we recorded a gain of approximately $8.9 million. During the first six months of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million. In addition, we recognized a gain of $1.3 million from the sale of two land parcels.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

	Six Months Ended June 30,
	2009	2008
	(In millions)

Sunrise’s share of income (losses) in unconsolidated communities	$9.4	$(9.7)
Return on investment in unconsolidated communities	5.8	18.0
Impairment of equity investment	(1.2)	—

	$14.0	$8.3

The increase in our share of income (losses) in unconsolidated communities of $19.1 million was primarily due to our UK venture, in which we have a 20% interest, selling three communities to a venture in which we have a 10% interest. As a result of sales, the venture recorded a gain of which we recognized $19.0 million for our equity interest in the earnings. Also, operating losses from joint ventures were smaller in 2009 compared to 2008.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $5.8 million in both 2009 and 2008, respectively. During the first six months of 2008, the expiration of contractual obligations resulted in the recognition of $3.0 million of gain from recapitalizations that occurred in 2006, and the recapitalization of one venture resulting in a return on investment of $9.2 million.

In March 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we consider our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million.

In June 2009, we determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired. We wrote our investment down to zero and recorded an impairment charge of $0.1 million.

Loss from Investments Accounted for Under the Profit Sharing Method

Loss from investments accounted for under the profit sharing method was $6.3 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. The losses in 2009 were generated from our condominium community that recently opened and where profits associated with condominium sales are being deferred in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Benefit from Income Taxes

The benefit from income taxes allocated to continuing operations was $2.5 million and $16.2 million for the six months ended June 30, 2009 and 2008, respectively. Our effective tax benefit was 4.0% and 26.7% for the six months ended June 30, 2009 and 2008, respectively. At December 31, 2008, we determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we recorded a valuation allowance on net deferred tax assets. Income tax expense of $4.8 million attributable to gains in discontinued operations recorded in the first quarter of 2009 was reversed in the second quarter due to current period losses in discontinued operations. As of June 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary which was sold in the first quarter of 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community which was closed in the second quarter of 2009 and two communities which were sold in 2008 and for which we have no continuing involvement.

Germany’s loss, included in discontinued operations, was $68.7 million for the six months ended June 30, 2009 which included an impairment charge of $52.4 million. Greystone’s income includes $23.7 million of gain related to its sale.

In order to resolve and settle the claims among us and Trinity’s prior owners, in June 2009, we entered into a settlement agreement with the former majority stockholders of Trinity, which, among other matters, provides for the release and discharge of all claims and causes of action between the parties to the settlement agreement.

In consideration of the settlement agreement, the former majority stockholders of Trinity paid us an aggregate amount of approximately $9.8 million. The parties to the settlement agreement also agreed to cooperate to achieve voluntary dismissal of certain litigation matters.

In exchange for the consideration, we and the former majority stockholders of Trinity have reciprocally released each other from any and all claims that each such parities had against other such parties relating to any matters through the date of the settlement agreement.

We had previously recorded a receivable of $2.7 million from the former stockholders of Trinity for various liabilities relating to events occurring prior to our purchase of Trinity. Accordingly, $2.7 million of the proceeds were applied against the receivable and the remaining amount of $7.1 million has been recorded as income from discontinued operations.

Liquidity and Capital Resources

We had $37.0 million and $29.5 million of unrestricted cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively. As of January 1, 2009, we had no borrowing availability under the Bank Credit Facility; as a result, during 2009, we have been and currently are financing our operations primarily with cash generated from operations and sales of assets, including the sale of our Greystone subsidiary in March 2009 and the sale of our Aston Gardens equity interest in April 2009.

In connection with communities under construction, we have provided project completion guarantees to venture lenders. In addition, we and our venture partners have provided pro-rata operating deficit guarantees to venture lenders and the ventures themselves. For two communities in the U.K., we are responsible for 100% of the operating deficit guarantees. These financial guarantees are designed to assure completion of development projects in the event of cost overruns, and, after depletion of reserves established in the loan agreements, guarantee principal and interest during the term of the guarantee. We are not in compliance with the terms of many of these construction loans, and, as a result the lenders could cease funding the projects. We are working with our lenders and venture partners to address the defaults. Although we believe that completion of the projects will not involve material cost overruns and that established reserves are adequate to fund the lease-up period once the projects are completed, there can be no assurance that these lenders will continue to fund the construction and development of these projects. We estimate that completion of the nine communities (two in the U.K. and seven in the U.S.) we have under construction in ventures as of June 30, 2009 will require an additional $49 million, which we anticipate funding with the proceeds of committed construction financing. We have no further equity contribution commitments for projects under construction as of June 30, 2009, assuming the lenders continue to fund under existing construction loan financing commitments.

We do not plan to commence any new projects in the U.S. or the U.K. in 2009. Our U.S. and U.K. development team will be reduced to fewer than 10 people by the fall of 2009. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

We intend to sell 16 land parcels which have a carrying value of $62.7 million and related debt of $34.3 million. Certain of these land loans are in default. Eight of these land parcels, which met all of the criteria to be classified as held for sale at June 30, 2009, are recorded at the lower of their carrying value or fair value of $44.9 million included in the “Assets Held for Sale” line in the Consolidated Financial Statements. We also intend to sell a building and two closed construction sites which have a carrying value of $25.0 million.

We are currently marketing for sale a portfolio of 22 wholly owned assets, which have a book value of $185.4 million and related debt of $173.6 million, and five leased assets.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months as discussed in more detail below. Assuming we are able to re-finance the scheduled maturities and assuming we are able to obtain covenant waivers with respect to consolidated debt that is in default, we believe we have adequate cash resources to fund operations and meet our obligations as they come due until the December 2, 2009 maturity date of the Bank Credit Facility. If we are not able to achieve these objectives, we will not have sufficient financial resources to meet our financial obligations and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

In April 2009, we received federal income tax refunds of $20.8 million and $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture which were used to pay down the Bank Credit Facility. In June 2009, $2.5 million of proceeds from an agreement with Trinity’s prior owners (Note 12) was used to pay down the Bank Credit Facility. At June 30, 2009, the outstanding borrowings were $69.2 million.

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

On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility. The significant terms include:

•	waiver of all existing financial covenants through December 2, 2009, the maturity date of the Bank Credit Facility;

•	agreement for renewal of existing letters of credit;

•	an amendment fee of $0.5 million;

•	authorization to consummate certain transactions;

•	restriction on the disposition of assets except to permit the transfer of scheduled assets;

•	requirement to maintain minimum cash balance as of the last day of each month and of not less that $5 million at any time;

•	a cash sweep as of the last day of October and November 2009 to reduce principal equal to the greater of consolidated cash in excess of $35 million or $2 million; and

•	a permanent reduction of the commitment after an agreed-upon repayment of the outstanding balance from dispositions consented to by our lenders, federal income tax refunds of $20.8 million and payments received from the cash sweep.

We have no borrowing availability under the Bank Credit Facility.

As of June 30, 2009, we had outstanding borrowings under the Bank Credit Facility of $69.2 million and there were $23.9 million of letters of credit outstanding.

Debt

At June 30, 2009, we had $614.5 million of outstanding debt with a weighted average interest rate of 3.14% as follows: $69.2 million of draws against the Bank Credit Facility, $247.1 million of debt on our consolidated operating communities, $34.3 million of debt on our land parcels, $3.7 million of debt on condominiums we own at a managed property, $190.2 million of debt on our German communities, $25.6 million of corporate debt resulting from prior restructuring of loans on four German communities, $23.6 million of debt on a variable interest entity in the U.S., and $20.8 million of debt for a margin loan related to our auction rate securities. Of the outstanding debt we had $5.3 million of fixed-rate debt with a weighted average interest rate of 6.82% and $609.2 million of variable rate debt with a weighted average interest rate of 3.11%.

We have scheduled debt maturities of $233.7 million within one year including $69.2 million of draws on the Bank Credit Facility, $99.9 million that will occur in the last six months of 2009 and $64.6 million will that occur in the first six months of 2010. Of long-term debt that is in default of $360.4 million consisting of $190.2 million that is in default as a result of our failure to pay principal and interest on debt related to our German communities (see further discussion below) and $170.2 million which results from our failure to meet financial covenants.

In addition to the $69.2 million due under the Bank Credit Facility, the 2009 maturities include mortgages due on two wholly owned communities (one for $3.7 million due on September 17, 2009 and one for $39.7 million due on August 28, 2009), $34.3 million in land loans relating to properties we intend to sell due between July and October 2009 and $1.4 million in debt of a variable interest entity which we consolidate. There is mortgage debt on 19 wholly owned communities that is currently in default as we have failed to comply with various covenants (one for $2.9 million, one for $5.1 million, one for $34.6 million and 16 for $105.4 million), $25.6 million of corporate debt from prior restructuring of loans on four German communities that is in default due to nonpayment of debt service and $22.2 million of debt of a variable interest entity which we consolidate that is in default. We are working with our lenders to either extend the maturity dates of some of these obligations or obtain waivers.

Sunrise ventures have total debt of $4.1 billion with scheduled debt maturities of $285.1 million in 2009 and long-term debt that is in default of $781.7 million. The debt in the ventures is non-recourse to us and we and our venture partners are working with the venture lenders to obtain covenant waivers. We have minority non-controlling interests in these ventures. See Note 12 of the Notes to Consolidated Financial Statements of our 2008 Form 10-K, as amended, for a list of our ventures and our related ownership interest.

Germany Venture

We own nine communities (two of which are closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($70.2 million at June 30, 2009) have a stipulated release price for each community and for the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal as this time. We disagree with the lender’s position on this issue.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements but have entered into standstill agreements, which expire at the end of August 2009, with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans or the end of August 2009.

We continue our discussions with the lenders to our German communities with the objective of disposing of the assets and providing to the lenders additional consideration for their claims against us for the partial recourse aspects of the agreements. We have proposed to compromise all claims and liabilities against us under certain unsecured operating deficit agreements, debt guarantees, income support arrangements, funding obligations, or other contractual arrangements.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities. Initial bids have been received from various potential buyers. We expect a sale to occur within 90 days although there can be no assurance that the initial bids received will result in the consummation of a sale. If a sale does not occur within a reasonable time period, we intend to close the communities. As of June 30, 2009, we have classified the German communities as assets held for sale.

Guarantees

See Note 10, Commitments and Contingencies, for a discussion of other guarantees outstanding at June 30, 2009.

Cash Flows

Net cash provided by (used in) operating activities was $29.2 million and $(18.5) million for the six months ended June 30, 2009 and 2008, respectively, an increase of $47.7 million. This increase in cash provided by operations was primarily due to a lower loss before non-cash impairments and write-off of capitalized costs of $19.6 million and working capital changes. Changes in operating assets and liabilities provided cash of $19.2 million in the six months ended June 30, 2009 as compared to $3.8 million in the corresponding period in 2008.

Net cash provided by (used in) investing activities was $4.8 million and $(172.9) million for the six months ended June 30, 2009 and 2008, respectively, an increase of $177.7 million. The increase in cash provided by investing activities was primarily due to a decrease of $116.4 million in net advances to communities under development and notes receivable, a decrease of $81.4 million in capital expenditures and $15.7 million decrease in proceeds from the sale of assets.

Net cash (used in) provided by financing activities was $(26.6) million and $128.1 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $154.6 million. This decrease was primarily due to a decrease in net borrowings of $150.1 million and $4.2 million decrease from stock option exercises.

New and Future Accounting Standards

See Note 2, New and Future Accounting Standards, for information related to the adoption of new accounting standards in the first six months of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued standards, which we do not expect or have not yet evaluated whether the new standards will have a material impact on our consolidated financial position or results of operations.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding pending and resolved or settled legal proceedings, see Note 10 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes, other than those that follow, to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

The failure of our 2009 cost reduction plan to achieve sufficient expense savings.

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. If we are unable to achieve the anticipated results of the expense reduction plan, we may not have sufficient operating cash to meet our obligations.

Our ability to execute our plan to sell certain assets.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities. Initial bids have been received from various potential buyers. We expect a sale to occur within 90 days although there can be no assurance that the initial bids received will result in the consummation of a sale. If a sale does not occur within a reasonable time period, we intend to close the communities. As of June 30, 2009, we have classified the German communities as assets held for sale. As the book value of the majority of the assets was in excess of their fair value less estimated costs to sell, we recorded a charge of $52.4 million which is included in discontinued operations.

We intend to sell 16 land parcels which have a carrying value of $62.7 million and related debt of $34.3 million. Certain of these land loans are in default. Eight of these land parcels, which met all of the criteria to be classified as held for sale at June 30, 2009, are recorded at the lower of their carrying value or fair value of $44.9 million included in the “Assets Held for Sale” line in the Consolidated Financial Statements. We also intend to sell a building and two closed construction sites which have a carrying value of $25.0 million.

We are currently marketing for sale a portfolio of 22 wholly owned assets, which have a carrying value of $185.4 million and related debt of $173.6 million, and five leased assets.

If we are unable to sell certain assets as planned, we may not have sufficient cash to meet our obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August 2009.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/  Julie A. Pangelinan
Julie A. Pangelinan
Chief Financial Officer

/s/  C. Marc Richards
C. Marc Richards
Chief Accounting Officer

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.1	Pre-Negotiation and Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München- Thalkirchen GmbH and Natixis, London Branch.	8-K	February 20, 2009	10.1
10.2	Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	February 20, 2009	10.2
10.3	Letter Agreement, dated March 5, 2009, by and among Sunrise Senior Living, Inc., Sunrise Senior Living Development, Inc., Sunrise Senior Living Investments, Inc., and Greystone Partners II LP.	8-K	March 11, 2009	10.1
10.4	First Amendment to Amended and Restated Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.1
10.5	Second German Standstill Agreement Hannover I, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.2
10.6	First Amendment to Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.3
10.7	Second German Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.4
10.8	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1
10.9	Separation Agreement between the Company and Richard J. Nadeau, dated May 29, 2009.	8-K	June 4, 2009	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.