Form 10-Q
period 2009-09-30
SUNRISE SENIOR LIVING INC
filed 2009-11-09
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

There were 51,565,282 shares of the Registrant’s common stock outstanding at October 31, 2009.

SUNRISE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2009

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	55
Item 4.	Controls and Procedures	55
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
Signatures		58
EX-2.1
EX-2.2
EX-2.3
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
(In thousands, except per share and share amounts)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$43,382	$29,513
Accounts receivable, net	37,265	54,842
Income taxes receivable	7,330	30,351
Due from unconsolidated communities	24,146	45,255
Deferred income taxes, net	14,999	25,341
Restricted cash	31,857	37,392
Assets held for sale	88,254	49,076
German assets held for sale	105,554	—
Prepaid insurance	3,838	9,512
Prepaid expenses and other current assets	17,058	23,626

Total current assets	373,683	304,908
Property and equipment, net	419,871	681,352
Due from unconsolidated communities	18,978	31,693
Intangible assets, net	54,400	70,642
Goodwill	—	39,025
Investments in unconsolidated communities	71,161	66,852
Investments accounted for under the profit-sharing method	13,531	22,005
Restricted cash	100,966	123,772
Restricted investments in marketable securities	33,670	31,080
Other assets, net	9,893	10,228

Total assets	$1,096,153	$1,381,557

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$335,749	$377,449
Outstanding draws on bank credit facility	68,878	95,000
Debt relating to German assets held for sale	200,034	—
Accounts payable and accrued expenses	155,332	184,144
Liabilities associated with German assets held for sale	9,908	—
Due to unconsolidated communities	1,883	914
Deferred revenue	7,398	7,327
Entrance fees	35,158	35,270
Self-insurance liabilities	46,174	35,317

Total current liabilities	860,514	735,421
Debt, less current maturities	19,964	163,682
Investment accounted for under the profit-sharing method	—	8,332
Guarantee liabilities	13,777	13,972
Self-insurance liabilities	62,947	68,858
Deferred gains on the sale of real estate and deferred revenues	17,480	88,706
Deferred income tax liabilities	14,999	28,129
Other long-term liabilities, net	102,442	126,543

Total liabilities	1,092,123	1,233,643

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 51,072,275 and 50,872,711 shares issued and outstanding, net of 392,961 and 342,525 treasury shares, at September 30, 2009 and December 31, 2008, respectively	511	509
Additional paid-in capital	461,945	458,404
Retained loss	(471,407)	(327,056)
Accumulated other comprehensive income	8,864	6,671

Total stockholders’ (deficit) equity	(87)	138,528

Noncontrolling interests	4,117	9,386

Total equity	4,030	147,914

Total liabilities and equity	$1,096,153	$1,381,557

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Operating revenue:
Management fees	$26,795	$36,179	$84,305	$101,071
Resident fees for consolidated communities	106,098	106,112	319,842	314,462
Ancillary fees	11,067	11,235	34,148	32,197
Professional fees from development, marketing and other	809	12,631	11,343	33,632
Reimbursed costs incurred on behalf of managed communities	237,810	246,460	709,158	751,158

Total operating revenues	382,579	412,617	1,158,796	1,232,520
Operating expenses:
Community expense for consolidated communities	80,761	81,248	242,384	234,389
Community lease expense	15,608	15,184	44,765	44,916
Depreciation and amortization	11,659	11,630	41,454	34,264
Ancillary expenses	10,378	9,480	31,880	28,339
General and administrative	34,024	37,147	91,829	116,017
Development expense	1,797	7,995	10,462	28,417
Write-off of capitalized project costs	652	47,512	14,147	84,209
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	1,108	5,072	3,541	26,436
Restructuring costs	8,960	7,219	25,883	7,219
Provision for doubtful accounts	331	2,280	11,335	5,716
Loss on financial guarantees and other contracts	809	975	1,463	1,703
Impairment of long-lived assets	9,922	—	34,962	2,349
Costs incurred on behalf of managed communities	240,494	246,076	719,735	749,384

Total operating expenses	416,503	471,818	1,273,840	1,363,358

Loss from operations	(33,924)	(59,201)	(115,044)	(130,838)
Other non-operating income (expense):
Interest income	572	1,000	1,428	3,973
Interest expense	(3,661)	(3,997)	(10,809)	(7,937)
Gain (loss) on investments	95	720	904	(4,000)
Other income (expense)	2,957	780	4,276	(4,866)

Total other non-operating expense	(37)	(1,497)	(4,201)	(12,830)
Gain on the sale and development of real estate and equity interests	3,627	4,717	20,330	19,029
Sunrise’s share of (loss) earnings and return on investment
in unconsolidated communities	(4,613)	(15,549)	9,362	(7,207)
(Loss) income from investments accounted for under the profit-sharing method	(2,897)	594	(9,157)	95

Loss before (provision for) benefit from income
taxes and discontinued operations	(37,844)	(70,936)	(98,710)	(131,751)
(Provision for) benefit from income taxes	(1,010)	33,248	1,449	49,476

Loss before discontinued operations	(38,854)	(37,688)	(97,261)	(82,275)
Discontinued operations, net of tax	(5,523)	(32,035)	(46,959)	(54,945)

Net loss	(44,377)	(69,723)	(144,220)	(137,220)
Less: Net (income) loss attributable to noncontrolling interests	(25)	1,057	(131)	3,653

Net loss attributable to common shareholders	$(44,402)	$(68,666)	$(144,351)	$(133,567)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(0.77)	$(0.75)	$(1.93)	$(1.64)
Discontinued operations, net of tax	(0.11)	(0.61)	(0.92)	(1.01)

Net loss	$(0.88)	$(1.36)	$(2.85)	$(2.65)

Diluted net loss per common share
Loss before discontinued operations	$(0.77)	$(0.75)	$(1.93)	$(1.64)
Discontinued operations, net of tax	(0.11)	(0.61)	(0.92)	(1.01)

Net loss	$(0.88)	$(1.36)	$(2.85)	$(2.65)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)	(Unaudited)

Operating activities
Net loss	$(144,220)	$(137,220)
Less: Net loss from discontinued operations	46,959	54,945
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(20,330)	(19,029)
Loss (income) from investments accounted for under the profit-sharing method	9,157	(95)
(Gain) loss on investments	(904)	4,000
Unrealized gain on interest rate swap	—	(313)
Impairment of long-lived assets	34,962	2,349
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(9,362)	7,207
Loss on financial guarantees and other contracts	1,463	1,703
Distributions of earnings from unconsolidated communities	15,438	12,690
Provision for doubtful accounts	11,335	5,716
Benefit from deferred income taxes	(2,788)	(76,083)
Depreciation and amortization	41,454	34,264
Amortization of financing costs, debt discount and guarantee liabilities	1,007	1,815
Write-off of capitalized project costs	14,147	84,209
Stock-based compensation	3,480	2,490
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	7,521	(5,031)
Due from unconsolidated communities	19,601	(4,839)
Prepaid expenses and other current assets	11,312	36,683
Captive insurance restricted cash	891	7,639
Other assets	21,946	(4,120)
Increase (decrease) in:
Accounts payable and accrued expenses	(28,989)	(79,473)
Entrance fees	(112)	159
Self-insurance liabilities	5,135	(658)
Guarantee liabilities	(125)	(34,924)
Deferred gains on the sale of real estate and deferred revenues	560	(460)
Net cash used in discontinued operations	(753)	(10,636)

Net cash provided by (used in) operating activities	38,785	(117,012)

Investing activities
Capital expenditures	(17,226)	(167,162)
Net funding for condominium project	(2,927)	(49,323)
Dispositions of assets	8,595	54,402
Change in restricted cash	7,641	59,575
Purchases of short-term investments	—	(102,800)
Proceeds from short-term investments	500	62,800
Increase in advances to communities under development and notes receivable	(74,589)	(136,387)
Proceeds from advances to communities under development and notes receivable	83,637	154,742
Investments in unconsolidated communities	(4,820)	(16,869)
Distributions of capital (to) from unconsolidated communities	(142)	6,655
Consolidation of German communities	—	25,557
Net cash provided by (used in) discontinued operations	3,711	(41,096)

Net cash provided by (used in) investing activities	4,380	(149,906)

Financing activities
Net proceeds from exercised options	206	4,165
Additional borrowings of debt	3,614	194,826
Repayment of debt	(7,181)	(12,096)
Net repayments on Bank Credit Facility	(24,800)	(5,000)
Financing costs paid	(65)	(2,465)
Distributions to noncontrolling interests	(1,070)	(967)
Net cash provided by discontinued operations	—	3,080

Net cash (used in) provided by financing activities	(29,296)	181,543

Net increase (decrease) in cash and cash equivalents	13,869	(85,375)
Cash and cash equivalents at beginning of period	29,513	138,212

Cash and cash equivalents at end of period	$43,382	$52,837

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in our 2008 Form 10-K, as amended on March 31, 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We have reclassified certain amounts to conform with the current period presentation.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. In response, we have undertaken or expect to commence certain efforts to reduce expenses and preserve liquidity including: (i) extending the term of our Bank Credit Facility to December 2, 2010 (subject to certain conditions as discussed more fully in Note 6); (ii) seeking to reduce operating costs; (iii) seeking to restructure the terms of our other indebtedness including extension of scheduled maturity dates; and (iv) pursuing sales of selected assets. No assurance can be given that we will be successful in achieving any of these efforts.

2.	New and Future Accounting Standards

New Accounting Standards

We adopted provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Fair Value Measurements Topic for non-financial assets and liabilities on January 1, 2009. We had previously adopted the other provisions of fair value measurement for financial assets and liabilities on January 1, 2008. The provisions are required to be applied prospectively as of the beginning of the first fiscal year in which the provisions are applied. Adoption of these provisions of the ASC did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted provisions of the ASC Business Combination Topic on January 1, 2009. These provisions require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs are no longer be included in the measurement of the business acquired and instead should be expensed as incurred. These provisions apply prospectively to business combinations occurring on or after 2009.

We adopted provisions of the ASC Consolidation Topic on January 1, 2009. These provisions establish new accounting and reporting requirements for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these provisions require the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is now included in consolidated net income on the face of the income statement. The provisions also clarify that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. In addition, the provisions require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The provisions also include expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Adoption of the provisions under

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

the Consolidation Topic regarding non-controlling interests on January 1, 2009 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted provisions of the ASC Derivative and Hedging Topic which provides guidance on certain disclosures about credit derivatives and certain guarantees. Adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted provisions of the ASC Investments — Equity Method and Joint Venture Topic effective on January 1, 2009. The intent of these provisions is to clarify the accounting for certain transactions and impairment considerations related to equity method investments. The adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted each of the following provisions to the ASC in the second quarter of 2009. These provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In April 2009, we adopted provisions of the ASC Investments — Debt and Equity Securities Topic which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and non-credit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

In April 2009, we adopted provisions of the ASC Financial Instruments Topic which requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to these provisions, the fair values of those assets and liabilities were disclosed only once each year. With the adoption of these provisions, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.

In April 2009, we adopted provisions of the ASC Fair Value Measurements Topic which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. These provisions also reaffirm the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. They also reaffirm the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.

In May 2009, we adopted provisions of the ASC Subsequent Events Topic. These provisions establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.

In the third quarter of 2009, we adopted the ASC as the single source of authoritative nongovernmental generally accepted accounting principles. The adoption of the ASC did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurement Topic by providing additional guidance clarifying the measurement of liabilities at fair value including how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for us for the fourth quarter of 2009. We are currently evaluating whether ASU 2009-05 will have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASU 605-25. ASU 2009-13 is effective for us for the year beginning January 1, 2011. We are currently evaluating whether ASU 2009-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the ASC Fair Value Measurements Topic establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available.

Auction Rate Securities, Marketable Securities and Interest Rate Caps

The following table details the auction rate securities, marketable securities and interest rate caps measured at fair value as of September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Asset	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$31,484	$—	$—	$31,484
Marketable securities	2,186	2,186	—	—
Interest rate caps	64	—	64	—

	$33,734	$2,186	$64	$31,484

At September 30, 2009, we held investments in five Student Loan Auction-Rate Securities (“SLARS”), four with a face amount of $8.0 million and one with a face amount of $6.4 million, for a total of $38.4 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rate for these five SLARS are reset every 7 to 35 days. The interest rates at September 30, 2009 ranged from 0.63% to 0.88%. Uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

auctions. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at September 30, 2009 was determined to be $31.5 million and we recorded unrealized gains (losses) of $0.1 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $(4.0) million for the nine months ended September 30, 2009 and 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 16% to 38% at September 30, 2009 with an average SLARS discount on closed deals of 23% at September 30, 2009.

In October 2009, $8.0 million of our auction rate securities were called and redeemed at par. These securities were carried at an estimated fair value of $6.4 million on our consolidated balance sheet as of September 30, 2009. As a result, we will recognize a gain on the redemption of those securities of $1.6 million in the fourth quarter of 2009. The proceeds from the disposition of these securities will be reflected as restricted cash as it relates to our insurance reserves.

The following table reconciles the beginning and ending balances for the auction rates securities using fair value measurements based on significant unobservable inputs for the nine months ended September 30, 2009 (in thousands):

Auction
Rate Securities

Beginning balance - 1/1/09	$31,080
Total gains	904
Sales	(500)

Ending balance - 9/30/09	$31,484

At September 30, 2009, we have an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment is approximately $2.2 million. The valuation was based on Level 1 data.

At September 30, 2009, we have interest rate caps relating to mortgage debt for 16 of our wholly owned communities. The fair value of the interest rate caps is approximately $0.1 million at September 30, 2009. The valuation was based on Level 2 prevailing market data.

German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

German Assets Held for Sale

The German assets held for sale at September 30, 2009 consists of the following (in thousands):

September 30,
2009

Cash and cash equivalents	$897
Accounts receivable, net	3,216
Property and equipment, net	101,032
Prepaid and other assets	409

German assets held for sale	$105,554

Accounts payable and accrued expenses	$9,908

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Assets Held for Sale

Other assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land	$79,049	$46,018
Closed community	2,514	—
Condominium units	6,691	3,058

Assets held for sale	$88,254	$49,076

In the second quarter of 2009, we recorded our land parcels held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, market knowledge and broker opinions of value to determine fair value. As the carrying value of some of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $1.3 million which is included in operating expenses under impairment of long-lived assets.

In the third quarter of 2009, all of the criteria were met for additional parcels of land, two closed construction sites and a closed property to be classified as assets held for sale. We recorded them at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, market knowledge and brokers opinions of value to determine fair value. As the carrying value of some of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $0.8 million which is included in operating expenses under impairment of long-lived assets.

Assets Held and Used

In the second quarter of 2009, we recorded impairment charges of $15.8 million related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We also recorded impairment charges of $7.9 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals and recent sales to estimate fair value of all of these assets. The charges are included in operating expenses under impairment of long-lived assets.

In the third quarter of 2009, we recorded impairment charges of $9.1 million related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We used an appraisal for one community and applied a cost of capital rate to the communities’ average net operating income to arrive at fair value for all the other communities. The impairment charge is included in operating expenses under impairment of long-lived assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Fair Value Measurements of German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Total
	September 30,	Identical Assets	Inputs	Inputs	Impairment
Asset	2009	(Level 1)	(Level 2)	(Level 3)	Losses

German assets held for sale	$82,669	$—	$—	$82,669	$(52,414)
Other assets held for sale	37,301	—	—	37,301	(2,142)
Assets held and used	61,659	—	—	61,659	(32,820)

	$181,629	$—	$—	$181,629	$(87,376)

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. At September 30, 2009, the carrying amount of our cost method investment is $5.5 million. The fair value of the cost method investment was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and we determined that it is not practicable to estimate the fair value of the investment.

The fair value of our debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. We have applied Level 2 and Level 3 type inputs to determine the estimated fair value of our debt. Note that debt is reflected on the face of our consolidated balance sheets at the stated value, except for the German debt which was initially recorded at fair value at September 1, 2008. The following table details by category the principal amount, the average interest rate and the estimated fair market value of our debt (in thousands):

	Fixed Rate	Variable Rate
	Debt	Debt

Total Carrying Value	$5,270	$619,355

Average Interest Rate	6.8%	3.1%

Estimated Fair Market Value	$5,489	$530,037

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2009.

4.	Investments in Unconsolidated Communities

During the first quarter of 2009, a U.K. venture in which we have a 20% interest sold three communities to a different U.K. venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the venture, we recorded earnings in unconsolidated communities of $19.0 million. When the first U.K. venture was formed, we established a bonus pool in respect to the venture for the benefit of employees and others responsible for the success of the venture. At the time, we agreed with our venture partner that after certain return thresholds were met, we would each reduce our percentage interests in the venture distributions with such excess to be used to fund

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

these bonus pools. During the first quarter of 2009, we recorded bonus expense of $1.1 million with respect to the bonus pool relating to the U.K. venture. We did not record any additional bonus expense related to this venture in the second and third quarters of 2009.

In March 2009, a venture in which we have a 20% interest received a notice of default from its lender for alleged violation of financial covenants and other matters. Based on the notice of default from the lender and poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the balance, $1.1 million, in March 2009. In addition, based on discussions with the lender as of March 31, 2009, we believed that the lender did not intend to fund to the venture the amount that would be necessary to repay our receivables and accordingly, any repayment of our receivables from advances we made to the venture would need to be from excess proceeds from the ultimate sale of the community after the loan has been repaid. We did not believe that collectability of our receivable was reasonably assured and we wrote-down the carrying value of our receivable, $5.4 million, to zero in March 2009. We made additional advances of $0.8 million in the second and third quarters of 2009 which are fully reserved at September 30, 2009. In the third quarter of 2009, the residents were relocated to other senior living facilities and the facility was shut down. The lender is in the process of foreclosing on the asset.

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee, PS UK Investment (Jersey) LP, a U.K. venture in which we own a 20% interest, for which annual audited financial statements are expected to be required for the year 2009 under S-X Rule 3-09 (in thousands):

		Net (Loss)
	Total	Income Before	Net
	Operating	Provision for	(loss)
	Revenues	Income Taxes	Income

Three Months Ended September 30, 2009	$4,115	$(1,411)	$(1,411)
Three Months Ended September 30, 2008	3,910	(6,809)	(6,809)
Nine Months Ended September 30, 2009	9,869	18,414	18,414
Nine Months Ended September 30, 2008	14,761	15,634	15,634

The venture is treated as a partnership for federal income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accounts payable and accrued expenses	$41,272	$66,760
Accrued salaries and bonuses	38,403	30,123
Accrued employee health and other benefits	39,676	47,685
Accrued legal, audit and professional fees	6,719	8,933
Other accrued expenses	29,262	30,643

	$155,332	$184,144

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

6.	Bank Credit Facility and Debt

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

On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility. The significant terms include:

•	waiver of all existing financial covenants through December 2, 2009, the maturity date of the Bank Credit Facility;

•	agreement for renewal of existing letters of credit;

•	an amendment fee of $0.5 million;

•	authorization to consummate certain transactions;

•	restriction on the disposition of assets except to permit the transfer of scheduled assets;

•	requirement to maintain minimum cash balance as of the last day of each month and of not less than $5 million at any time;

•	a cash sweep as of the last day of October and November 2009 to reduce principal equal to the greater of consolidated cash in excess of $35 million or $2 million; and

•	a permanent reduction of the commitment after an agreed-upon repayment of the outstanding balance from dispositions consented to by our lenders, federal income tax refunds of $20.8 million and payments received from the cash sweep.

On October 19, 2009, we entered into the Thirteenth Amendment to the Bank Credit Facility. The significant terms include:

•	an extension of the maturity date from December 2, 2009 to December 2, 2010;

•	renewal of existing letters of credit;

•	an amendment fee of $0.5 million of which $250,000 was paid on October 19, 2009 and $250,000 to be paid upon the earlier of the sale of properties or January 4, 2010;

•	principal payment of $6.0 million which was paid on October 19, 2009;

•	principal payments previously due on October 31 and November 30, 2009 are no longer due;

•	modifies the minimum liquidity covenant to not less than $10.0 million of unrestricted cash on hand the last day of the month;

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

•	modifies the restriction on the disposal of assets to permit disposition of certain assets as long as 50% of the net sale proceeds are allocated to the lenders;

•	the proceeds from the pending sale of 21 properties are allocated as follows:

•	a principal payment of $25 million;

•	$20 million deposited into a collateral account for the benefit of other creditors;

•	either cause a return of $3.7 million in letters of credit or make a principal payment of that same amount;

•	if the pending sale of the 21 properties does not close by June 30, 2010, we will either make a principal payment of $28.7 million or make a $5 million principal payment, pay an additional $1 million extension fee and grant mortgage liens junior to existing mortgages or a perfected first priority pledge of and security interest in, the equity interests in the entities owning 16 certain properties (the granting of such mortgages of security interest is subject to the existing mortgage lenders’ consent). If we are unable to deliver these items, the Bank Credit Facility will be in default and become due and payable; and

•	a permanent reduction of the commitment after future principal repayments or cancellation of letters of credit.

We have no borrowing availability under the Bank Credit Facility, and we have significant scheduled debt maturities in 2009 and 2010 and significant long-term debt that is in default. We are endeavoring to extend debt maturity dates, re-finance debt and obtain waivers from applicable lenders. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations.

In April 2009, we received federal income tax refunds of $20.8 million which was used to pay down the Bank Credit Facility and $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture was also used to pay down the Bank Credit Facility. In June 2009, $2.5 million of proceeds from an agreement with Trinity’s prior owners (Note 12) was used to pay down the Bank Credit Facility. At September 30, 2009, the outstanding borrowings under the Bank Credit Facility were $68.9 million. On October 19, 2009, after paying $6.0 million of principal in connection with the Thirteenth Amendment, the outstanding borrowings under the Bank Credit Facility were $62.9 million.

Debt

At September 30, 2009, we had $624.6 million of outstanding debt with a weighted average interest rate of 3.13% as follows (in thousands):

	September 30,	December 31,
	2009	2008

Community mortgages	$248,955	$241,851
German communities(1)	200,034	185,901
Bank Credit Facility	68,878	95,000
Land loans	34,327	37,407
Other	28,286	30,655
Variable interest entity	23,225	23,905
Margin loan (auction rate securities)	20,920	21,412

	$624,625	$636,131

(1)	The face amount of the debt related to the German communities was $219.3 million at September 30, 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Of the outstanding debt we had $5.3 million of fixed-rate debt with a weighted average interest rate of 6.82% and $619.3 million of variable rate debt with a weighted average interest rate of 3.10%.

Debt that is in default at September 30, 2009 consists of the following (in thousands):

September 30,
2009

German communities(1)	$200,034
Community mortgages	147,930
Variable interest entity	23,225
Land loans	12,420
Other	28,286

$411,895

(1)	The face amount of the debt related to the German communities was $219.3 million at September 30, 2009.

We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

For debt that is not in default, we have scheduled debt maturities as follows (in thousands):

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2010	2010	2010	2010	Thereafter	Total

Bank Credit Facility(1)	$68,878	$—	$—	$—	$—	$—	$68,878
Community mortgages	39,796	40,573	195	497	198	19,766	101,025
Land loans	21,907	—	—	—	—	—	21,907
Margin loan (auction rate securities)	20,920	—	—	—	—	—	20,920

	$151,501	$40,573	$195	$497	$198	$19,766	$212,730

(1)	As of 10/19/09, maturity date changed to 12/2/10 (subject to certain conditions, refer to discussion above).

Sunrise ventures have total debt of $4.2 billion with near-term scheduled debt maturities of $69.7 million in 2009 and $576.1 million in 2010. Of this $4.2 billion of debt, there is long-term debt that is in default of $1.4 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers. However, in certain cases, we have provided operating deficit and completion guarantees to the lenders or ventures. We have minority non-controlling interests in these ventures. See Note 12 of the Notes to Consolidated Financial Statements of our 2008 Form 10-K, as amended, for a list of our ventures and our related ownership interest.

7.	Gains on the Sale of Real Estate

We accounted for the sale of three communities in 2004 under the profit-sharing method of accounting as we provided a guarantee to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the communities for an extended period of time. The guarantee expired in the second quarter of 2009 and we recorded a gain of approximately $8.9 million. In addition, we recognized gains of approximately $2.3 million and $9.9 million during the three and nine months ended September 30, 2009, respectively, relating to transactions which recognition of gain had been previously deferred due to various forms of continuing involvement and are being accounted for under the basis of performance method of accounting.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

8.	Income Taxes

The (provision for) benefit from income taxes related to continuing operations was $(1.0) million and $33.2 million for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $49.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax (rate) benefit from continuing operations was (2.63)% and 46.9% for the three months ended September 30, 2009 and 2008, respectively, and 1.56% and 37.6% for the nine months ended September 30, 2009 and 2008, respectively. At December 31, 2008, we determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we recorded a valuation allowance on net deferred tax assets. Income tax expense of $4.8 million attributable to gains in discontinued operations recorded in the first quarter of 2009 reversed in the second quarter due to current period losses in discontinued operations. As of September 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

The IRS is currently examining our U.S. federal income tax returns for 2005 through 2008. There are no income tax returns under audit by the Canadian government with the years after 2004 remaining open and subject to audit. The German government is currently auditing income tax returns for the years 2006 through 2008. During the third quarter, the 2003-2005 German audits were closed resulting in no significant adjustments. There are no returns under audit by the U.K. government with years after 2004 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements; however, it is reasonably possible that the amount of the FIN 48 state liability for unrecognized tax benefits could decrease by $2 to $3 million during the remainder of 2009.

9.	Stock-Based Compensation

In February 2009, we granted 14 employees non-qualified stock options to purchase 360,000 shares of common stock at a price of $0.77. One-third of the options vest yearly beginning in 2010. In 2009, 131,998 shares of restricted stock have vested.

In addition in May 2009, we accelerated the vesting of our former chief financial officer’s stock options and restricted stock per the terms of his separation agreement (refer to Note 11). The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009. 70,859 shares of restricted stock and 750,000 options vested. We recorded non-cash compensation expense of $0.8 million as a result of the vesting acceleration.

In August 2009, we granted three employees non-qualified stock options to purchase 150,000 shares of common stock at a price of $2.34. These options vest one-third per year beginning in 2010.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

10.	Commitments and Contingencies

Guarantees

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at September 30, 2009 and fundings during 2009 are as follows (in thousands):

		ASC	ASC
		Guarantee	Contingencies
	Maximum	Topic	Topic	Total	Fundings
	Potential	Liability	Liability	Liability	from
	Amount	for Future	for Future	for Future	January 1, 2009
	of Future	Fundings at	Fundings at	Fundings at	through
Guarantee Type	Fundings	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009

Operating deficit	Uncapped	$476	$500	$976	$—
Income support	Uncapped	560	12,241	12,801	—
Other	—	—	—	—	125

Total		$1,036	$12,741	$13,777	$125

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

On April 30, 2009, we sold our 25% equity interest in the venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We received management fees of $3.2 million and $3.7 million in 2008 and 2007, respectively.

Fountains

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender has been charging a default rate of interest (5.51% at September 30, 2009) since April 2008. At loan inception, we provided the lender a guarantee of operating deficits including payments of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee are recoverable in the form of a loan to the venture, which must be repaid prior to the repayment of equity capital to the partners, but is subordinate to the repayment of other venture debt. Through September 30, 2009, we have funded $14.2 million under this operating deficit guarantee which also has been written-down to zero. These advances under the operating deficit guarantee are in addition to the $12.8 million we have funded under our income support guarantee to our venture partner, which has been written-down to zero.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

In January 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan was an additional default of the loan agreement. In October 2009, we entered into agreements with our venture partner, as well as with the lender to release us from all claims that our venture partner and the lender had against us prior to the date of the agreements and from all of our future funding obligations in connection with the Fountains portfolio.

Pursuant to the agreements relating to the Fountains portfolio, the lender and our venture partner released us from all past and future funding commitments in connection with the Fountains portfolio, as well as from all other liabilities prior to the date of the agreements arising under the Fountains joint venture, loan and management agreements, including obligations under operating deficit and income support obligations. We will retain certain management and operating obligations going forward during a temporary transition period.

In exchange for these releases, we have, among other things:

•	Transferred our 20-percent ownership interest in the Fountains joint venture to our joint venture partner;

•	Contributed vacant land parcels adjacent to six of the Fountains communities and owned by us to the Fountains venture;

•	Agreed to transition from management of the 16 Fountains communities as soon as the transition closing conditions are met and the new manager has obtained the regulatory approvals necessary to assume control of the facilities (we expect to transition from management of the Fountains communities during the course of 2010); and

•	Agreed to repay the venture the management fee we had earned to date in 2009 of $1.8 million.

The contributed vacant land parcels were carried on our consolidated balance sheet at a book value of $12.9 million at September 30, 2009, in addition to a guarantee liability of $12.9 million both of which will be written off upon closing of the transaction resulting in no gain or loss.

Senior Living Condominium Project

In 2006, we sold a majority interest in one condominium venture and one related assisted living venture to third parties. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). The $10.0 million is recoverable as a loan from the venture. Through September 30, 2009, we have paid $50.7 million in cost overruns. Construction of this project is now complete. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our investment carrying value at September 30, 2009 is $13.5 million for the two ventures, which includes our $10.0 million recoverable loan and advances we have made to the ventures. We recorded a loss of $2.9 million and $9.9 million from the two ventures in the three and nine months ended September 30, 2009, respectively. The pace of sales of condominium units and prices could impact the recovery of our investment carrying value. The weak economy in the Washington, D.C. area will require us to implement more aggressive marketing and sales plans. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

In July 2009, the lender notified us that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. We are in discussions with the lender on these matters.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”) related to our purchase of Marriott Senior Living Services, Inc. in 2003 provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $53.4 million at September 30, 2009). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $3.3 billion at September 30, 2009. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2009, the remaining liability under this obligation is $45.2 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

HCP, Inc.

In June 2009, various affiliates of HCP, Inc. and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008 and $15.5 million for the nine months ended September 30, 2009. We have $18.5 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the Plaintiff’s motion. In July 2009, various affiliates of HCP, Inc. and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

In February 2009, we settled with the IRS on our employment tax audits and paid a penalty of $0.2 million in November 2008 for the years 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain withholdings that were made after the prescribed due dates.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

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

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. As of September 30, 2009, we have eliminated 114 positions and will be eliminating an additional 49 positions by early 2010. We have recorded severance expense of $5.6 million as a result of the plan through September 30, 2009 and expect to record an additional $0.6 million through early 2010. These costs are incremental to the restructuring plan implemented by us in 2008, which provided for the elimination of 165 positions and corresponding expense reductions.

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

In September 2009, we terminated a portion of our lease on our corporate headquarters in McLean, Virginia. We recorded a charge of $2.7 million related to the termination.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

The following table reflects the activity related to our severance and restructuring plans during the nine months ended September 30, 2009:

	Liability at			Cash Payments	Liability at
	January 1,	Additional		and Other	September 30,
	2009	Charges	Adjustments	Settlements	2009
(In thousands)

Voluntary severance	$3,312	$1,066	$—	$(4,105)	$273
Involuntary severance	1,518	9,045	—	(8,781)	1,782
CEO retirement compensation	1,523	41	—	—	1,564
Professional fees	—	12,523	—	(12,523)	—
Lease termination costs	2,394	3,208	591	(2,576)	3,617

	$8,747	$25,883	$591	$(27,985)	$7,236

Included in the above table is legal and professional fees of $4.3 million, $3.7 million and $4.6 million in the first, second and third quarters, respectively, relating to corporate restructuring.

12.	German Assets Held for Sale and Discontinued Operations

German Assets Held for Sale

We own nine communities (two of which are closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($73.0 million at September 30, 2009) has a stipulated release price for each community and for the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. Subsequent to September 30, 2009, in connection with the German debt restructure, we have settled with this lender. The face amount of the total debt related to the German communities at September 30, 2009 is $219.3 million.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements but have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In October 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with two of our lenders to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These two lenders contended that these claims had an aggregate value of approximately $121.6 million. The binding term sheet contemplates that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the two lenders represent approximately 77.5 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We will issue to the lenders that elect to participate in the restructuring on or before

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

the first execution of the definitive documentation, their pro rata share of up to an aggregate of 5 million shares of our common stock and will grant mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties. Following the first execution of the definitive documentation for the restructuring, we will pursue the sale of such mortgaged properties and distribute the net sale proceeds to the electing lenders. We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $58.3 million from the net proceeds of any such sale, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $58.3 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties.

In addition, we will market for sale the German assisted living communities subject to loan agreements with the electing lenders and will remain responsible for all costs of operating, preserving and maintaining these communities until the earlier of either their sale or December 31, 2010.

The closing of the transaction, including the execution of the definitive documentation, the release of claims and the issuance of Sunrise common stock, is conditioned upon receipt of consent for the transaction from Bank of America, N.A., as the administrative agent under our Bank Credit Facility, on or before November 11, 2009. In accordance with the binding term sheet, definitive documentation shall be executed as soon as reasonably possible (but no later than 40 days) after the receipt of such required consent.

We continue to be liable under certain operating deficit and repayment guarantees for the Klein Flottbeck and Wiesbaden communities, and certain principal repayment guarantees for the Hoesel land which is not part of the restructuring agreement.

As of September 30, 2009, we have classified the German communities as assets held for sale. During the second quarter of 2009, we classified the German communities as assets held for sale as all of the following criteria were met:

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

Upon designation as assets held for sale, we recorded the assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the average of the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, during the second quarter of 2009 we recorded a charge of $52.4 million which is included in discontinued operations. Also, upon designation as assets held for sale, the results of operations for the German communities are reported as discontinued operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

The German assets held for sale at September 30, 2009 consists of the following (in thousands):

September 30,
2009

Cash and cash equivalents	$897
Accounts receivable, net	3,216
Property and equipment, net	101,032
Prepaid and other assets	409

German assets held for sale	$105,554

Accounts payable and accrued expenses	$9,908

Discontinued Operations

In March 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through September 30, 2009.

As Greystone’s contracts were multiple element arrangements and there was not sufficient objective and reliable evidence of the fair value of undelivered elements at each billing milestone, revenue recognition was deferred until the completion of the development contract. The sale of Greystone generated a book gain resulting from the realization of previously deferred revenue. The sale of Greystone generated a tax loss of approximately $40 million. Due to the uncertainty of collectability of the $6.0 million note, initial gain recognition is not appropriate and gain will be recognized as payment is received. The $2.5 million note payable is contingent on future income of Greystone and gain will be recognized when the contingency is resolved and consideration is received.

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

In December 2008, two wholly owned communities were sold to unrelated third parties for which we have no continuing involvement. In the second quarter of 2009, a wholly owned community ceased operations. All three of these communities are classified as discontinued operations. In the third quarter of 2009, a wholly owned community was sold to an unrelated third party for approximately $2.0 million. We received $0.3 million of cash and a note receivable for $1.7 million, recognizing gain of $0.3 million. We have no continuing involvement with this property.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

The results of operations for our German communities, Greystone, Trinity and the four communities have been reclassified to discontinued operations. The following amounts related to our German communities, Greystone, Trinity and the four communities have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenue	$8,231	$23,355	$29,975	$70,635
Expenses	(9,432)	(41,486)	(42,200)	(123,745)
Impairment losses	—	—	(52,414)	—
Other expense	(4,666)	(2,923)	(6,412)	(2,884)
Gain on sale	344	—	24,092	—
Income taxes	—	2,274	—	14,304
Extraordinary loss, net of tax	—	(13,255)	—	(13,255)

Loss from discontinued operations	$(5,523)	$(32,035)	$(46,959)	$(54,945)

13.	Net Loss per Common Share

The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months
	Ended September 30,
	2009	2008

Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(38,879)	$(37,884)
Loss from discontinued operations, net of noncontrolling interests	(5,523)	(30,782)

Net loss	$(44,402)	$(68,666)

Weighted-average shares outstanding — basic and diluted	50,682	50,346
Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.77)	$(0.75)
Loss from discontinued operations, net of noncontrolling interests	(0.11)	(0.61)

Net loss per share attributable to common shareholders	$(0.88)	$(1.36)

	For the Nine Months
	Ended September 30,
	2009	2008

Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(97,578)	$(82,583)
Loss from discontinued operations, net of noncontrolling interests	(46,773)	(50,984)

Net loss	$(144,351)	$(133,567)

Weighted-average shares outstanding — basic and diluted	50,620	50,317

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(1.93)	$(1.64)
Loss from discontinued operations, net of noncontrolling interests	(0.92)	(1.01)

Net loss per share attributable to common shareholders	$(2.85)	$(2.65)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 4,668,152 and 3,239,297 for the three months ended September 30, 2009 and 2008, respectively, and 4,751,099 and 3,261,235 for the nine months ended September 30, 2009 and 2008, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

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

Consolidated (Wholly Owned/Leased), which is the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $6.9 million and $7.8 million for the three months ended September 30, 2009 and 2008, respectively, and $20.6 million and $21.2 million for the nine months ended September 30, 2009 and 2008, respectively.

United Kingdom, which is the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany, which is the results from the management of nine (two of which are closed) Sunrise senior living communities in Germany through September 1, 2008. The operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities are included in discontinued operations.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Segment results are as follows (in thousands):

	For the Three Months Ended September 30, 2009
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$276,835	$802	$134	$106,047	$6,145	$57	$(7,441)	$382,579
Community expense	218	6	7	87,150	—	—	(6,620)	80,761
Development expense	(201)	2,787	58	11	476	7	(1,341)	1,797
Depreciation and amortization	1,904	430	—	5,676	147	28	3,474	11,659
Other operating expenses	271,082	2,932	2,186	24,983	6,829	976	13,298	322,286
Income (loss) from operations	3,832	(5,353)	(2,117)	(11,773)	(1,307)	(954)	(16,252)	(33,924)
Interest income	181	326	2	57	1	2	3	572
Interest expense	(119)	(225)	—	(2,124)	—	—	(1,193)	(3,661)
Foreign exchange gain/(loss)	—	—	—	2,717	74	(24)	—	2,767
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,572)	—	—	—	(41)	(4,613)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	5,459	(5,810)	(6,687)	(11,408)	(1,232)	(968)	(17,198)	(37,844)

	For the Three Months Ended September 30, 2008
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$294,500	$8,633	$(211)	$106,563	$9,141	$2,930	$(8,939)	$412,617
Community expense	2,079	194	31	87,056	—	450	(8,562)	81,248
Development expense	1,035	4,911	626	—	1,261	48	114	7,995
Depreciation and amortization	2,018	234	—	5,565	50	31	3,732	11,630
Other operating expenses	276,639	51,248	2,850	15,371	6,090	3,887	14,860	370,945
Income (loss) from operations	12,729	(47,954)	(3,718)	(1,429)	1,740	(1,486)	(19,083)	(59,201)
Interest income	242	34	197	92	(21)	25	431	1,000
Interest expense	(70)	(344)	—	(3,671)	—	94	(6)	(3,997)
Foreign exchange gain (loss)	—	(2,001)	—	(121)	(601)	4,414	—	1,691
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	(15,455)	—	—	—	(94)	(15,549)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	13,201	(45,394)	(19,022)	(5,009)	1,084	3,046	(18,842)	(70,936)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2009
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$832,715	$6,649	$1,594	$319,704	$19,534	$114	$(21,514)	$1,158,796
Community expense	1,500	(94)	34	259,919	32	158	(19,165)	242,384
Development expense	(244)	10,608	1,187	48	1,257	127	(2,521)	10,462
Depreciation and amortization	10,849	1,514	—	17,570	281	82	11,158	41,454
Other operating expenses	815,662	34,352	5,666	71,155	18,466	3,422	30,817	979,540
Income (loss) from operations	4,948	(39,731)	(5,293)	(28,988)	(502)	(3,675)	(41,803)	(115,044)
Interest income	305	1,098	2	181	8	8	(174)	1,428
Interest expense	(165)	(653)	—	(6,812)	—	(13)	(3,166)	(10,809)
Foreign exchange gain/(loss)	—	—	—	4,567	(301)	(43)	—	4,223
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	9,509	—	—	(16)	(131)	9,362
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	8,758	(30,254)	4,224	(31,850)	(1,167)	(3,868)	(44,553)	(98,710)

	For the Nine Months Ended September 30, 2008
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$884,342	$20,765	$1,801	$314,906	$25,772	$10,225	$(25,291)	$1,232,520
Community expense	898	762	39	255,255	(45)	813	(23,333)	234,389
Development expense	8,298	18,363	2,767	9	3,384	140	(4,544)	28,417
Depreciation and amortization	5,373	789	—	16,231	150	105	11,616	34,264
Other operating expenses	842,563	92,054	10,006	48,404	17,171	13,085	43,005	1,066,288
Income (loss) from operations	27,210	(91,203)	(11,011)	(4,993)	5,112	(3,918)	(52,035)	(130,838)
Interest income	696	78	726	244	590	40	1,599	3,973
Interest expense	(168)	(834)	(365)	(7,316)	—	—	746	(7,937)
Foreign exchange gain (loss)	—	(1,886)	—	(85)	(1,030)	212	—	(2,789)
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	(7,105)	—	—	—	(102)	(7,207)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	28,041	(76,234)	(17,037)	(11,741)	4,639	(3,670)	(55,749)	(131,751)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

15.	Comprehensive Loss and Capital Structure

Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss attributable to common shareholders	$(44,402)	$(68,666)	$(144,351)	$(133,567)
Foreign currency translation adjustment	(5,306)	2,479	(5,268)	66
Unrealized gain on investments	103	—	103	—
Equity interest in investees’ other comprehensive loss	633	1,045	7,358	(473)

Comprehensive loss attributable to common shareholders	$(48,972)	$(65,142)	$(142,158)	$(133,974)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

					Accumulated	Equity
	Shares of		Additional		Other	Attributable
	Common	Common	Paid-in	Retained	Comprehensive	to Noncontrolling
	Stock	Stock	Capital	Loss	Income(Loss)	Interests
(In thousands)

Balance at December 31, 2008	50,872	$509	$458,404	$(327,056)	$6,671	$9,386
Net (loss) income	—	—	—	(144,351)	—	218
Foreign currency translation,
net of tax	—	—	—	—	(5,268)	—
Sunrise’s share of investee’s other
comprehensive income	—	—	—	—	7,358	—
Unrealized gain on investments	—	—	—	—	103	—
Exercise of stock options	250	3	203	—	—	—
Forfeiture of restricted stock	(34)	—	—	—	—	—
Surrender of shares for taxes	(16)	(1)	(116)	—	—	—
Stock compensation expense	—	—	3,596	—	—	—
Distributions to noncontrolling
interests	—	—	(142)	—	—	(1,069)
Consolidation of controlling
interest	—	—	—	—	—	2,215
Sale of Greystone	—	—	—	—	—	(6,633)

Balance at September 30, 2009	51,072	$511	$461,945	$(471,407)	$8,864	$4,117

16.	Supplemental Cash Flow Information

Interest paid was $10.2 million and $16.2 million for the nine months ended September 30, 2009 and 2008, respectively. Interest capitalized was $0.5 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. Income taxes (refunded) paid was $(23.9) million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

For the nine months ended September 30, 2008, significant non-cash transactions included the addition of $166.1 million of fixed assets and $216.7 million of long-term debt as the result of the consolidation of our German venture.

17.	Variable Interest Entities

Generally accepted accounting principles require if an entity is determined to be a variable interest entity (“VIE”), it must be consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. We perform a qualitative and quantitative analysis using the methodology as described under the ASC Consolidation Topic to calculate expected losses to determine if the entity is a VIE. If the entity is a VIE, we determine which party has the greater variability and is the primary beneficiary. At September 30, 2009, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $18.4 million and $19.2 million, respectively, of net property and equipment and debt of $23.2 million and $23.9 million, respectively, in our September 30, 2009 and December 31, 2008 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of September 30, 2009, we guaranteed $21.9 million of the bonds. The entity has incurred losses and has experienced negative working capital for several years and has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.1 million for both the three months ended September 30, 2009 and 2008, respectively, and $0.4 million for both the nine months ended September 30, 2009 and 2008, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.4 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and $8.3 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $39,334 and $47,992 for the three months ended September 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement is $6.0 million and $5.6 million at September 30, 2009 and December 31, 2008, respectively. These amounts are eliminated in our consolidated financial statements.

Beginning in September 2008, we consolidated the German communities. In January 2009, we exercised our option and acquired a controlling interest of 94.9% in the German communities. In June 2009, we exercised our option and acquired the remaining 5.1% interest in our German communities therefore wholly owning those communities.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Five of these investment partnerships were sold as part of the Greystone transaction in March 2009 (refer to Note 12) and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. We expect that this entity will be dissolved by year end. We own 49.5% of the investment partnership with 50.5% owned by third-parties. The purpose of the venture had been to develop a senior living community owned by a nonprofit entity.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of September 30, 2009, the venture has 14 operating communities in the U.K. Our equity investment in the venture is $1.0 million at September 30, 2009. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $0.7 million due from the venture. Our maximum exposure to loss is our equity investment of $1.0 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

In September 2006, a venture was formed to acquire and operate six senior living facilities located in Florida. We owned a 25% interest in the venture as managing member and our venture partner owned the remaining 75% interest. The venture was financed with $156 million of equity and $304 million of debt. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to resign as managing member of the venture and manager of the communities when we are released from various guarantees provided to the venture’s lender. On April 30, 2009, we sold our equity interest in the venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees.

18.	Related Parties

In October 2008, we entered into a contract with SecureNet Payment Systems LLC (“SecureNet”) to provide consulting services in connection with the processing of direct deposit and credit card payments by community residents of their monthly fees. The sales agent representing SecureNet, whose compensation will be based on SecureNet’s revenue from the contract, is the wife of a Sunrise employee. In November 2008, after the award of the contract, that employee became Senior Vice President, North American Operations and an officer of the Company. The Governance Committee reviewed this transaction at its meeting on July 20, 2009 and concluded that the bidding process was done with integrity, that the award to SecureNet appeared to have been in our best interest and that our employee’s relationship to the SecureNet sales representative did not have any influence over the decision to select SecureNet. As of September 30, 2009, $0.1 million of fees were paid to SecureNet.

In November 2008, we entered into an oral consulting arrangement with Mr. Klaassen. Under the consulting arrangement, we agreed to pay Mr. Klaassen a fee of $25,000 per month for consulting with us and Mr. Ordan, our new chief executive officer, on senior living matters. This was in addition to any benefits Mr. Klaassen was entitled to under his employment agreement. Fees totaling $87,500 were paid to Mr. Klaassen for three and a half months commencing in November 2008.

For additional discussion of related parties transactions, refer to Note 18 to the Consolidated Financial Statements of our 2008 Form 10-K, as amended.

19.	Subsequent Events

Sale of 21 Communities

In October 2009, we entered into an agreement to sell 21 wholly owned assisted living communities, located in 11 states, to Brookdale Senior Living Inc. (“Brookdale”) for $204 million. Brookdale placed into escrow an earnest money deposit of $5 million toward the purchase price. The closing date is currently scheduled for November 16, 2009. At the closing of the sale, we expect to receive approximately $60 million in proceeds after payment or assumption by Brookdale of certain mortgage loans, the posting of required escrows, and payment of expenses by

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

us. We will use $25 million of proceeds to pay down our Bank Credit Facility and will place $20 million into a collateral account for the benefit of other creditors.

We recorded an impairment charge of $6.8 million in the third quarter of 2009 to write down five of the 21 communities to fair value. We expect to record a gain on the sale of real estate of approximately $50 million upon closing of the transaction.

Bank Credit Facility

See Note 6 for a discussion of the Thirteenth Amendment to our Bank Credit Facility.

Germany

See Note 12 for a discussion of the debt restructuring agreements with two of our lenders for our German communities.

Fountains

See Note 10 for a discussion regarding the release of our obligations related to the Fountains venture.

Other

See Note 3 for a discussion regarding the sale of auction rate securities.

We have evaluated all other events occurring after September 30, 2009 through November 8, 2009, the date our financial statements are issued.

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

At September 30, 2009, we operated 418 communities, including 371 communities in the United States, 15 communities in Canada, 25 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 43,000.

The following table summarizes our portfolio of operating communities:

	As of	As of
	September 30,	September 30,	Percent
	2009	2008	Change

Total communities
Consolidated (owned or leased)	68	64	6.3%
Consolidated Variable Interest
Entity	1	10	(90.0)%
Unconsolidated Ventures	213	200	6.5%
Managed	136	170	(20.0)%

Total	418	444	(5.9)%

During the first nine months of 2009 we continued to execute a strategy of 1) divesting of non-core assets and unprofitable operations to raise cash, improve our liquidity, avoid significant capital investment and reduce our operating and financial risks and 2) improve the efficiency of our operations and our administrative functions.

We had $43.4 million and $29.5 million of unrestricted cash at September 30, 2009 and December 31, 2008, respectively. The outstanding borrowings on the Bank Credit Facility were $68.9 million at September 30, 2009. On October 19, 2009, we entered into the Thirteenth Amendment to the Bank Credit Facility, which extended the maturity date to December 2, 2010 (subject to certain conditions as discussed more fully under Liquidity and Capital Resources). We have no borrowing availability under the Bank Credit Facility.

Debt that is in default at September 30, 2009 consists of the following (in thousands):

September 30,
2009

German communities(1)	$200,034
Community mortgages	147,930
Variable interest entity	23,225
Land loans	12,420
Other	28,286

$411,895

(1)	The face amount of the debt related to the German communities was $219.3 million at September 30, 2009.

We are working with our lenders to extend the maturities of, or otherwise either re-schedule obligations under debt in default or to obtain waivers.

For debt that is not in default, we have scheduled debt maturities as follows (in thousands):

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2010	2010	2010	2010	Thereafter	Total

Bank Credit Facility(1)	$68,878	$—	$—	$—	$—	$—	$68,878
Community mortgages	39,796	40,573	195	497	198	19,766	101,025
Land loans	21,907	—	—	—	—	—	21,907
Margin loan (auction rate securities)	20,920	—	—	—	—	—	20,920

	$151,501	$40,573	$195	$497	$198	$19,766	$212,730

(1)	As of 10/19/09, maturity date changed to 12/2/10 (subject to certain conditions).

As discussed more fully in Liquidity and Capital Resources, we are in default of the loan agreements relating to our German communities and the Hoesel land, but have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In October 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with two of our lenders to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These two lenders contended that these claims had an aggregate value of approximately $121.6 million. The binding term sheet is discussed more fully in Liquidity and Capital Resources.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We will issue to the lenders that elect to participate in the restructuring on or before the first execution of the definitive documentation, their pro rata share of up to an aggregate of 5 million shares of our common stock and will grant mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties. Following the first execution of the definitive documentation for the restructuring, we will pursue the sale of such mortgaged properties and distribute the net sale proceeds to the electing lenders. We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $58.3 million from the net proceeds of any such sale, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $58.3 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties. As any gain or loss on the transaction is dependent upon the values at closing of the aforementioned consideration, we are unable to estimate any gain or loss at this time.

In addition, we will market for sale the German assisted living communities subject to loan agreements with the electing lenders and will remain responsible for all costs of operating, preserving and maintaining these communities until the earlier of either their sale or December 31, 2010.

The closing of the transaction, including the execution of the definitive documentation, the release of claims and the issuance of Sunrise common stock, is conditioned upon receipt of consent for the transaction from Bank of America, N.A., as the administrative agent under our Bank Credit Facility, on or before November 11, 2009. In accordance with the binding term sheet, definitive documentation shall be executed as soon as reasonably possible (but no later than 40 days) after the receipt of such required consent.

We continue to be liable under certain operating deficit and repayment guarantees for the Klein Flottbeck and Wiesbaden communities, and certain principal repayment guarantees for the Hoesel land which is not part of the restructuring agreement.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities and at that time, classified the German assets as held for sale. As the book value of the majority of the assets was in excess of their fair value less estimated costs to sell, we recorded a charge of $52.4 million in the second quarter of 2009 which is included in discontinued operations.

In January 2009, we suspended payment of default interest and payments under the income support guarantee for the Fountains venture. Our failure to pay default interest on the loan was an additional default of the loan agreement. In October 2009 as described in Note 10 to the Financial Statements, we entered into agreements with our venture partner, as well as with the lender to release us from all claims that our venture partner and the lender had against us prior to the date of the agreements and from all of our future funding obligations in connection with the Fountains portfolio in exchange for which we have, among other things:

•	Transferred our 20-percent ownership interest in the Fountains joint venture to our joint venture partner;

•	Contributed vacant land parcels adjacent to six of the Fountains communities and owned by us to the Fountains venture;

•	Agreed to transition from management of the 16 Fountains communities as soon as the transition closing conditions are met and the new manager has obtained the regulatory approvals necessary to assume control of the facilities (we expect to transition from management of the Fountains communities during the course of 2010); and

•	Agreed to repay the venture the management fee we had earned to date in 2009 of $1.8 million.

The contributed vacant land parcels were carried on our consolidated balance sheet at a book value of $12.9 million at September 30, 2009, in addition to a guarantee liability of $12.9 million both of which will be written off upon closing of the transaction resulting in no gain or loss.

In March 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2,000,000 in cash at closing; (ii) $5,700,000 in short-term notes, (iii) a $6,000,000 7-year note (iv) a $2,500,000 note payable, and (v) 35% of the net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. We collected $5.7 million of short-term notes through September 30, 2009.

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

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. As of September 30, 2009, we have eliminated 114 positions and will be eliminating an additional 49 positions by early 2010. We have recorded severance expense of $5.6 million as a result of the plan through September 30, 2009 and expect to record an additional $0.6 million through early 2010. The costs from the 2009 restructuring plan are in addition to the costs incurred in 2009 related to the 2008 restructuring plan, which provided for the elimination of 165 positions and corresponding expense reductions.

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

In June 2009, we were terminated as manager for a portfolio of 15 communities. We managed these communities through October 1, 2009. The management fees for the years 2008, 2007 and the nine months ended September 30, 2009 were $3.0 million, $2.9 million and $2.3 million, respectively.

In August 2009, a wholly owned community was sold to an unrelated third party for approximately $2.0 million. We received $0.3 million of cash and a note receivable for $1.7 million, recognizing gain of $0.3 million.

In September 2009, we terminated our lease on a portion of our corporate headquarters in McLean, Virginia. We recorded a charge of $2.7 million which is reflected in restructuring expense on our consolidated statement of operations. We expect to save $5.6 million in cash over four years as a result of terminating this portion of the lease.

In October 2009, we entered into an agreement to sell 21 wholly owned assisted living communities, located in 11 states, to Brookdale Senior Living Inc. (“Brookdale”) for $204 million. Brookdale placed into escrow an earnest money deposit of $5 million toward the purchase price. The closing date is currently scheduled for November 16, 2009. At the closing of the sale, we expect to receive approximately $60 million in proceeds after payment or assumption by Brookdale of certain mortgage loans, the posting of required escrows, and payment of expenses by us. We will use $25 million of proceeds to pay down our Bank Credit Facility and will place $20 million into a collateral account for the benefit of other creditors.

In addition to selling the German communities and the 21 communities to Brookdale, we intend to sell 11 operating communities, of which eight are located in the United States and three in Canada. Of the 11 operating communities, five are collateral for the German lenders and future net proceeds of the remaining six operating communities would be split equally between us and the lenders of the Bank Credit Facility. We also intend to sell one closed community in the United States which is collateral for the German lenders.

We intend to sell 16 parcels of land, of which 12 are located in the United States and four in Canada. Of the 16 land parcels, 11 are collateral for the German lenders and future proceeds of the remaining five land parcels after repayment of related debt would be split equally between us and the lenders of the Bank Credit Facility. In addition, we intend to sell two closed construction sites and one building located in the United States which are collateral for the German lenders.

Results of Operations

Our results of operations for each of the three and nine months ended September 30, 2009 and 2008 were as follows:

				Percent
	For the Three Months Ended		Variance	Change
	September 30,		2009 vs.	2009 vs.	Favorable/
	2009	2008	2008	2008	(Unfavorable)
(In thousands)	(Unaudited)

Operating revenue:
Management and buyout fees	$26,795	$36,179	$(9,384)	25.9%	U
Resident fees for consolidated communities	106,098	106,112	(14)	0.0%	U
Ancillary fees	11,067	11,235	(168)	1.5%	U
Professional fees from development, marketing
and other	809	12,631	(11,822)	93.6%	U
Reimbursed costs incurred on behalf of managed communities	237,810	246,460	(8,650)	3.5%	U

Total operating revenue	382,579	412,617	(30,038)	7.3%	U

Operating expenses:
Community expense for consolidated communities	80,761	81,248	(487)	0.6%	F
Community lease expense	15,608	15,184	424	2.8%	U
Depreciation and amortization	11,659	11,630	29	0.2%	U
Ancillary expenses	10,378	9,480	898	9.5%	U
General and administrative	34,024	37,147	(3,123)	8.4%	F
Development expense	1,797	7,995	(6,198)	77.5%	F
Write-off of capitalized project costs	652	47,512	(46,860)	98.6%	F
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and
stockholder litigation	1,108	5,072	(3,964)	78.2%	F
Restructuring costs	8,960	7,219	1,741	24.1%	U
Provision for doubtful accounts	331	2,280	(1,949)	85.5%	F
Loss on financial guarantees and other contracts	809	975	(166)	17.0%	F
Impairment of long-lived assets	9,922	—	9,922	NA	U
Costs incurred on behalf of managed communities	240,494	246,076	(5,582)	2.3%	F

Total operating expenses	416,503	471,818	(55,315)	11.7%	F

Loss from operations	(33,924)	(59,201)	25,277	42.7%	F
Other non-operating income (expense):
Interest income	572	1,000	(428)	42.8%	U
Interest expense	(3,661)	(3,997)	336	8.4%	F
Gain on investments	95	720	(625)	NM	U
Other income	2,957	780	2,177	279.1%	F

Total other non-operating expense	(37)	(1,497)	1,460	NM	F
Gain on the sale and development of real estate
and equity interests	3,627	4,717	(1,090)	23.1%	U
Sunrise’s share of loss and return on
investment in unconsolidated communities	(4,613)	(15,549)	10,936	70.3%	F
(Loss) income from investments accounted for under the
profit sharing method	(2,897)	594	(3,491)	NM	U

Loss before (provision for) benefit from
income taxes and discontinued operations	(37,844)	(70,936)	33,092	46.7%	F
(Provision for) benefit from income taxes	(1,010)	33,248	(34,258)	NM	U

Loss before discontinued operations	(38,854)	(37,688)	(1,166)	3.1%	F
Discontinued operations, net of tax	(5,523)	(32,035)	26,512	82.8%	F

Net loss	(44,377)	(69,723)	25,346	36.4%	F
Less: Net (income) loss attributable to noncontrolling interests	(25)	1,057	(1,082)	NM	U

Net loss attributable to common shareholders	$(44,402)	$(68,666)	$24,264	35.3%	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

				Percent
	For the Nine Months Ended		Variance	Change
	September 30,		2009 vs.	2009 vs.	Favorable/
	2009	2008	2008	2008	(Unfavorable)
(In thousands)	(Unaudited)

Operating revenue:
Management and buyout fees	$84,305	$101,071	$(16,766)	16.6%	U
Resident fees for consolidated communities	319,842	314,462	5,380	1.7%	F
Ancillary fees	34,148	32,197	1,951	6.1%	F
Professional fees from development, marketing
and other	11,343	33,632	(22,289)	66.3%	U
Reimbursed costs incurred on behalf of managed communities	709,158	751,158	(42,000)	5.6%	U

Total operating revenue	1,158,796	1,232,520	(73,724)	6.0%	U

Operating expenses:
Community expense for consolidated communities	242,384	234,389	7,995	3.4%	U
Community lease expense	44,765	44,916	(151)	0.3%	F
Depreciation and amortization	41,454	34,264	7,190	21.0%	U
Ancillary expenses	31,880	28,339	3,541	12.5%	U
General and administrative	91,829	116,017	(24,188)	20.8%	F
Development expense	10,462	28,417	(17,955)	63.2%	F
Write-off of capitalized project costs	14,147	84,209	(70,062)	83.2%	F
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and
stockholder litigation	3,541	26,436	(22,895)	86.6%	F
Restructuring costs	25,883	7,219	18,664	258.5%	U
Provision for doubtful accounts	11,335	5,716	5,619	98.3%	U
Loss on financial guarantees and other contracts	1,463	1,703	(240)	14.1%	F
Impairment of long-lived assets	34,962	2,349	32,613	1388.4%	U
Costs incurred on behalf of managed communities	719,735	749,384	(29,649)	4.0%	F

Total operating expenses	1,273,840	1,363,358	(89,518)	6.6%	F

Loss from operations	(115,044)	(130,838)	15,794	12.1%	F
Other non-operating income (expense):
Interest income	1,428	3,973	(2,545)	64.1%	U
Interest expense	(10,809)	(7,937)	(2,872)	36.2%	U
Gain (loss) on investments	904	(4,000)	4,904	NM	F
Other expense	4,276	(4,866)	9,142	NM	F

Total other non-operating expense	(4,201)	(12,830)	8,629	67.3%	F
Gain on the sale and development of real estate
and equity interests	20,330	19,029	1,301	6.8%	F
Sunrise’s share of earnings (loss) and return on
investment in unconsolidated communities	9,362	(7,207)	16,569	NM	F
(Loss) gain from investments accounted for under the
profit sharing method	(9,157)	95	(9,252)	NM	U

Loss before benefit from
income taxes and discontinued operations	(98,710)	(131,751)	33,041	25.1%	F
Benefit from income taxes	1,449	49,476	(48,027)	97.1%	U

Loss before discontinued operations	(97,261)	(82,275)	(14,986)	18.2%	U
Discontinued operations, net of tax	(46,959)	(54,945)	7,986	14.5%	F

Net loss	(144,220)	(137,220)	(7,000)	5.1%	U
Less: Net (income) loss attributable to noncontrolling interests	(131)	3,653	(3,784)	NM	U

Net loss attributable to common shareholders	$(144,351)	$(133,567)	$(10,784)	8.1%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Results of Operations

Loss attributable to common shareholders was $44.4 million for the three months ended September 30, 2009 from $68.7 million for the three months ended September 30, 2008 and $144.4 million for the nine months ended September 30, 2009 from $133.6 million for the nine months ended September 30, 2008.

Adjusted (Loss) Income from Ongoing Operations

In the third quarter, net loss from operations for the three months ended September 30, 2009, was $33.9 million. Excluding the SEC investigation costs of $1.1 million and restructuring costs of $9.0 million and non-cash charges including depreciation and amortization of $11.7 million, the provision for doubtful accounts of $0.3 million, write-off of capitalized project costs of $0.7 million and impairment of long-lived assets of $9.9 million, adjusted loss from ongoing operations was $1.3 million. The following table reconciles adjusted (loss) income from ongoing operations to loss from operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Loss from operations	$(33,924)	$(59,201)	$(115,044)	$(130,838)
Non-cash expenses:
Depreciation and amortization	11,659	11,630	41,454	34,264
Write-off of capitalized project costs	652	47,512	14,147	84,209
Provision for doubtful accounts	331	2,280	11,335	5,716
Impairment of long-lived assets	9,922	—	34,962	2,349

(Loss) income from operations before non-cash expenses	(11,360)	2,221	(13,146)	(4,300)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	1,108	5,072	3,541	26,436
Restructuring costs	8,960	7,219	25,883	7,219

Adjusted (loss) income from ongoing operations	$(1,292)	$14,512	$16,278	$29,355

Adjusted (loss) income from ongoing operations is a measure of operating performance that is not calculated in accordance with U.S. generally accepted accounting principles and should not be considered as a substitute for income/loss from operations or net income/loss. Adjusted income from ongoing operations is used by management to focus on cash generated from our ongoing operations and to help management assess if adjustments to current spending decisions are needed. As further outlined below, total revenue has decreased without proportionate decreases to expense. As a result, we incurred a loss from ongoing operations for the third quarter of 2009. We are continuing to focus on our cost restructuring initiative as further discussed in Note 11.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Operating Revenue

Management and buyout fees

The decrease in management and buyout fees of $9.4 million, or 25.9%, was primarily comprised of:

•	$3.5 million decrease related to subordinating management fees from a venture;

•	$2.0 million decrease primarily due to lower occupancy;

•	$1.8 million decrease as a result of terminated management contracts;

•	$2.1 million decrease in incentive management fees;

•	$0.2 million decrease related to international communities; partially offset by

•	$0.9 million increase from communities in the lease-up phase.

Resident fees for consolidated communities

Resident fees for consolidated communities were relatively unchanged due to the following:

•	$2.1 million from the addition of three consolidated Canadian communities and one domestic community;

•	$2.6 million from increases in average daily rates; offset by a

•	$3.0 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)

New York Health Care Services	$9.7	$9.1
Fountains Health Care Services	1.2	1.4
International Health Care Services	0.2	0.7

	$11.1	$11.2

Professional fees from development, marketing and other

The decrease in professional fees from development, marketing and other revenue of $11.8 million was primarily comprised of:

•	$3.6 million decrease from the reduction of international projects from six unopened communities in 2008 to two unopened communities in 2009; and

•	$7.4 million decrease from domestic design and development fees from the reduction of domestic projects from 33 unopened communities in 2008 to three unopened communities in 2009.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $237.8 million in the third quarter of 2009 compared to $246.5 million in the third quarter of 2008. The decrease of 3.5% was due primarily to 32 fewer communities in the third quarter of 2009 than the third quarter of 2008.

Operating Expenses

Community expense for consolidated communities

The decrease in community expense of $0.5 million, or 0.6%, was primarily comprised of:

•	$2.6 million decrease from lower expenses in existing communities; offset by a

•	$1.4 million increase from the addition of three Canadian communities and one domestic community; and

•	$0.7 million from increased net insurance costs as insurance credits received in 2008 did not recur in 2009.

Community lease

Community lease expense increased $0.4 million primarily related to increases of $0.5 million in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $11.7 million in the third quarter of 2009 and $11.6 million in the third quarter of 2008. The expense was comparable as the number of consolidated communities remained constant.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)

New York Health Care Services	$8.9	$8.0
Fountains Health Care Services	1.3	1.3
International Health Care Services	0.2	0.2

	$10.4	$9.5

General, administrative and venture expense

The decrease in general and administrative expenses of $3.1 million is primarily due to:

•	$1.8 million decrease in salaries and bonus as result of our cost reduction program resulting in the elimination of 40 positions to date;

•	$1.3 million decrease in general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help;

•	$0.9 million decrease in travel; partially offset by

•	$0.9 million increase related to our executive deferred compensation plan.

Development expense

The $6.2 million decrease in development expense related to the reduction of development activity, 39 unopened communities in 2008 compared to five unopened communities in 2009, was primarily comprised of:

•	$3.5 million decrease in development labor costs; and

•	$2.0 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

Write-off of capitalized project costs was $0.7 million and $47.5 million in the third quarter of 2009 and 2008, respectively. We ceased all new development at the end of 2008 until suitable construction financing becomes available.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation decreased to $1.1 million in the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation. The stockholder litigation was settled in the second quarter of 2009.

Restructuring costs

Costs associated with our 2008 and corporate 2009 restructuring plans were $9.0 million in the third quarter of 2009 which includes $4.6 million of legal and professional fees relating to corporate restructuring activities. In the third quarter of 2008, restructuring costs were $7.2 million.

Provision for doubtful accounts

The provision for doubtful accounts decreased $1.9 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a $1.8 million reserve for operating advances to five ventures recorded in the third quarter of 2008.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.8 million and $1.0 million during the three months ended September 30, 2009 and 2008, respectively, related to construction cost overrun guarantees on a condominium project and a completion guarantee on an operating property.

Impairment of long-lived assets

Impairment of long-lived assets was $9.9 million in the third quarter 2009. This impairment charge related to six communities, one land parcel and two discontinued development projects.

Costs incurred on behalf of managed communities

Cost incurred on behalf of managed communities were $240.5 million in the third quarter of 2009 compared to $246.1 million in the third quarter of 2008. The decrease of 2.3% was due primarily to 32 fewer communities in the third quarter of 2009 than the third quarter of 2008.

Other Non-Operating Income and Expense

Total other non-operating expense was $37,000 and $1.5 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in other non-operating expense was primarily due to:

•	$0.4 million decrease in interest expense;

•	$0.4 million decrease in interest income;

•	$2.8 million for net foreign exchange gains in 2009 comprised of the $2.7 million and $0.1 million of gain related to the Canadian dollar and British pound, respectively, compared to $1.5 million of net foreign exchange gains in 2008 comprised of $(2.1) million and $(0.6) million of loss related to the Canadian dollar and British pound, respectively and $4.2 million of gain related to the Euro; and

•	$0.1 million unrealized gain compared to a $0.7 unrealized gain on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $3.6 million and $4.7 million for the three months ended September 30, 2009 and 2008, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended September 30,
	2009	2008
	(In millions)

Sunrise’s share of losses in unconsolidated communities	$(7.2)	$(20.5)
Return on investment in unconsolidated communities	2.6	5.0

	$(4.6)	$(15.5)

The decrease in our share of losses in unconsolidated communities of $13.3 million was primarily due to non-recurring losses in the third quarter of 2008 of $10.2 million and $1.6 million from the Fountains and Aston Gardens ventures, respectively, and incrementally smaller operating losses from our unconsolidated communities.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $2.6 million and $5.0 million in the third quarter of 2009 and 2008, respectively.

(Loss) Income from Investments Accounted for Under the Profit-Sharing Method

(Loss) income from investments accounted for under the profit-sharing method was $(2.9) million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. The losses in the third quarter of 2009 were generated from our condominium community that recently opened and where profits associated with condominium sales are required to be deferred.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(1.0) million and $33.2 million for the three months ended September 30, 2009 and 2008, respectively. Our effective tax (rate) benefit was (2.63)% and 46.9% for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary which was sold in the first quarter of 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community sold in the third quarter of 2009, one community which was closed in the second quarter of 2009 and two communities which were sold in 2008 and for which we have no continuing involvement.

Germany’s loss included in discontinued operations was $5.2 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Operating Revenue

Management and buyout fees

The decrease in management and buyout fees of $16.8 million, or 16.6%, was primarily comprised of:

•	$6.7 million decrease related to subordinating management fees for a venture;

•	$2.4 million decrease in incentive management fees;

•	$3.4 million decrease as a result of terminated management contracts;

•	$3.3 million decrease due primarily to lower occupancy;

•	$0.8 million decrease associated with international communities; partially offset by

•	$1.7 million increase from communities in the lease-up phase.

Resident fees for consolidated communities

The increase in resident fees for consolidated communities of $5.4 million, or 1.7%, was primarily comprised of:

•	$5.6 million from the addition of three consolidated Canadian communities and one domestic community;

•	$6.1 million from increases in average daily rates; offset by a

•	$4.4 million decrease due to lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)

New York Health Care Services	$28.5	$26.2
Fountains Health Care Services	3.9	4.1
International Health Care Services	1.7	1.9

	$34.1	$32.2

Professional fees from development, marketing and other

The decrease in professional fees from development, marketing and other revenue of $22.3 million was primarily comprised of:

•	$8.2 million decrease from the reduction of six unopened international communities in 2008 to two unopened communities in 2009;

•	$1.1 million decrease from international financing guarantee fees; and

•	$12.1 million decrease from domestic design and development fees due to a decrease in unopened communities from 33 in 2008 to three in 2009.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $709.2 million in the first nine months of 2009 compared to $751.2 million in the first nine months of 2008. The decrease of 5.6% was due primarily to 32 fewer communities in 2009 than 2008.

Operating Expenses

Community expense for consolidated communities

The increase in community expense of $8.0 million, or 3.4%, was primarily comprised of:

•	$5.8 million from the consolidation of three Canadian communities and one domestic community; and

•	$2.2 million from increased insurance, labor, utilities and other costs.

Community lease

Community lease expense decreased $0.2 million primarily related to a lease termination.

Depreciation and amortization

The depreciation and amortization expense was $41.5 million in 2009 and $34.3 million in 2008. The increase of $7.2 million was primarily due to $5.8 million of additional amortization expense related to a change in the estimated life of a management contract intangible and $1.5 million of incremental depreciation expense related to four new communities (the three Canadian communities referred to above and a completed project in California which opened in January 2009).

Ancillary expenses

Ancillary expenses were comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)

New York Health Care Services	$26.5	$22.9
Fountains Health Care Services	3.6	4.0
International Health Care Services	1.8	1.4

	$31.9	$28.3

General, administrative and venture expense

The decrease in general and administrative expenses of $24.2 million is primarily due to:

•	$9.1 million decrease in salaries and bonus as a result of our cost reduction program resulting in the elimination of 169 positions to date;

•	$8.2 million decrease in general corporate expenses as a result of cost containment initiatives including information technology costs, training and education and temporary help;

•	$3.6 million decrease in travel;

•	$2.0 million decrease in bonus expense related to one of our ventures;

•	$1.5 million decrease related to an employee litigation settlement;

•	$1.2 million decrease due to a 2008 penalty related to one of our communities; partially offset by

•	$1.9 million increase in executive deferred compensation costs.

Development expense

The $18.0 million decrease in development expense related to the reduction of development activity, 39 unopened communities in 2008 compared to five unopened communities in 2009, was primarily comprised of:

•	$8.6 million decrease in development labor costs; and

•	$9.5 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

Write-off of capitalized project costs was $14.1 million and $84.2 million in 2009 and 2008, respectively. We ceased all new development at the end of 2008 until suitable construction financing becomes available.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation decreased to $3.5 million in 2009 compared to $26.4 million in 2008. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008. However, we continue to incur legal fees and related expenses in connection with the SEC investigation and stockholder litigation. The stockholder litigation was settled in the second quarter of 2009.

Restructuring costs

Costs associated with our 2008 and corporate 2009 restructuring plans were $25.9 million in 2009. Costs in 2008 were $7.2 million.

Provision for doubtful accounts

The provision for doubtful accounts increased $5.6 million during 2009 compared to 2008 primarily due to a reserve of $6.2 million for advances to a venture and a $1.6 million reserve write-off of the remaining Aston Gardens operating deficit guarantee. These increases were partially offset by a decrease in other reserves.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $1.5 million and $1.7 million during 2009 and 2008, respectively, related to construction cost overrun guarantees on a condominium project and a completion guarantee on an operating property.

Impairment of long-lived assets

Impairment of long-lived assets was $35.0 million in 2009 and $2.3 million in 2008. The 2009 impairment charge related to 10 operating communities, two discontinued development projects and nine land parcels and in 2008, one community.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $719.7 million in 2009 compared to $749.4 million in 2008. The decrease of 4.0% was due primarily to 32 fewer communities in 2009 than 2008 and higher insurance charges.

Other Non-Operating Income and Expense

Total other non-operating expense was $4.2 million and $12.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in other non-operating expense was primarily due to:

•	$2.9 million increase in interest expense due to increased borrowings;

•	$2.5 million decrease in interest income;

•	$4.2 million for net foreign exchange gains in 2009 comprised of the $4.6 million of gain related to the Canadian dollar, $(0.3) million and $(0.1) million of loss related to the British pound and Euro, respectively, compared to $(2.9) million of net foreign exchange losses in 2008 comprised of $(2.0) million and $(1.0) million of loss related to the Canadian dollar and British pound, respectively, and $0.1 million of gain related to the Euro; and

•	$4.9 million decrease in the unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $20.3 million and $19.0 million for the nine months ended September 30, 2009 and 2008, respectively. The gain in 2009 primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement. We accounted for the sale of three communities in 2004 under the profit-sharing method of accounting as we provided guarantees to make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the community for an extended period of time. The guarantee expired in the second quarter of 2009 and we recorded a gain of approximately $8.9 million. During the first nine months of 2008, we completed the recapitalization of a venture with two underlying properties. As a result of this recapitalization, guarantees that were requiring us to use the profit-sharing method were released and we recorded a pre-tax gain on sale of approximately $6.7 million. In addition, we recognized a gain of $1.1 million from the sale of three land parcels.

Sunrise’s Share of Earnings and Return on Investment in Unconsolidated Communities

	Nine Months Ended September 30,
	2009	2008
	(In millions)

Sunrise’s share of income (losses) in unconsolidated communities	$2.2	$(30.2)
Return on investment in unconsolidated communities	8.4	23.0
Impairment of equity investment	(1.2)	—

	$9.4	$(7.2)

The increase in our share of income (losses) in unconsolidated communities of $32.4 million was primarily due to our UK venture, in which we have a 20% interest, selling three communities to a venture in which we have a 10% interest. As a result of sales, the venture recorded a gain of which we recognized $19.0 million for our equity interest in the earnings. In addition, there were non-recurring losses in 2008 of $11.6 million and $2.4 million from our Fountains and Aston Gardens ventures, respectively, and operating losses from joint ventures were smaller in 2009 compared to 2008.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $2.1 million lower in 2009 than 2008. During the first nine months of 2008, the expiration of contractual obligations resulted in the recognition of $9.2 million of gain and the recapitalization of one venture resulting in a return on investment of $3.3 million.

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

(Loss) Income from Investments Accounted for Under the Profit-Sharing Method

(Loss) income from investments accounted for under the profit-sharing method was $(9.2) million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively. The losses in 2009 were generated from our condominium community that recently opened and where profits associated with condominium sales are required to be deferred until such time as 50 percent of units are sold.

Benefit from Income Taxes

The benefit from income taxes allocated to continuing operations was $1.4 million and $49.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax benefit was 1.56% and 37.6% for the nine months ended September 30, 2009 and 2008, respectively. At December 31, 2008, we determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we recorded a valuation allowance on net deferred tax assets. Income tax expense of $4.8 million attributable to gains in discontinued operations recorded in the first quarter of 2009 was reversed in the second quarter due to current period losses in discontinued operations. As of September 30, 2009, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary which was sold in the first quarter of 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community sold in the third quarter of 2009, one community which was closed in the second quarter of 2009 and two communities which were sold in 2008 and for which we have no continuing involvement.

Germany’s loss, included in discontinued operations, was $73.9 million for the nine months ended September 30, 2009 which included an impairment charge of $52.4 million. Greystone’s income includes $23.7 million of gain related to its sale.

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

In exchange for the consideration, we and the former majority stockholders of Trinity have reciprocally released each other from any and all claims that each such parties had against other such parties relating to any matters through the date of the settlement agreement.

We had previously recorded a receivable of $2.7 million from the former stockholders of Trinity for various liabilities relating to events occurring prior to our purchase of Trinity. Accordingly, $2.7 million of the proceeds were applied against the receivable and the remaining amount of $7.1 million has been recorded as income from discontinued operations.

Liquidity and Capital Resources

We had $43.4 million and $29.5 million of unrestricted cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility; as a result, during 2009, we have been and currently are financing our operations primarily with cash generated from operations and sales of assets, including the sale of our Greystone subsidiary in March 2009 and the sale of our Aston Gardens equity interest in April 2009.

In connection with communities under construction, we have provided project completion guarantees to venture lenders. In addition, we have provided operating deficit guarantees to venture lenders. These financial guarantees are designed to assure completion of development projects in the event of cost overruns, and, after depletion of reserves established in the loan agreements, guarantee scheduled principal amortization and interest during the term of the guarantee. We are not in compliance with one of these construction loans, and, as a result the lenders could cease funding the projects. Five communities remain under construction at September 30, 2009. We are working with our lenders and venture partners to address the defaults. Although we believe that completion of the projects will not involve material cost overruns and that established reserves are adequate to fund the lease-up period once the projects are completed, there can be no assurance that these lenders will continue to fund the construction and development of these projects. We estimate that completion of the five communities (two in the U.K. and three in the U.S.) we have under construction in ventures as of September 30, 2009 will require an additional $14.5 million, which we anticipate funding with the proceeds of committed construction financing. We have no further equity contribution commitments for projects under construction as of September 30, 2009, assuming the lenders continue to fund under existing construction loan financing commitments and we incur no cost overruns.

We do not currently have plans to commence any new projects in the U.S. or the U.K. Our U.S. and U.K. development team has been reduced to 10 people at September 30, 2009. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

In October 2009, we entered into an agreement to sell 21 wholly owned assisted living communities, located in 11 states, to Brookdale Senior Living Inc. for $204 million. Brookdale placed into escrow an earnest money deposit of $5 million toward the purchase price. The closing date is currently scheduled for November 16, 2009. At the closing of the sale, we expect to receive approximately $60 million in proceeds after payment or assumption by Brookdale of certain mortgage loans, the posting of required escrows, and payment of expenses by us. We anticipate that approximately $130 million of our debt will be assumed or repaid at closing. We will use $25 million of proceeds to pay down our Bank Credit Facility and will place $20 million into a collateral account for the benefit of other creditors.

In addition to selling the German communities and the 21 communities to Brookdale, we intend to sell 11 operating communities, of which eight are located in the United States and three in Canada. Of the 11 operating communities, five are collateral for the German lenders and future net proceeds of the remaining six operating communities would be split equally between us and the lenders of the Bank Credit Facility. We also intend to sell one closed community in the United States which is collateral for the German lenders.

We intend to sell 16 parcels of land, of which 12 are located in the United States and four in Canada. Of the 16 land parcels, 11 are collateral for the German lenders and future proceeds of the remaining five land parcels after repayment of related debt would be split equally between us and the lenders of the Bank Credit Facility. In addition, we intend to sell two closed construction sites and one building located in the United States which are collateral for the German lenders.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months. We have undertaken or expect to commence certain efforts to reduce expenses and preserve liquidity including; (i) extending the term of our Bank Credit Facility to December 2, 2010 (subject to certain conditions as discussed more fully below), (ii) seeking to reduce operating costs; (iii) seeking to restructure the terms of our other indebtedness including extension of scheduled maturity dates; and (iv) pursuing sales of selected assets. No assurance can be given that we will be successful in achieving any of these efforts.

In April 2009, we received federal income tax refunds of $20.8 million and $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture which were used to pay down the Bank Credit Facility. In June 2009, $2.5 million of proceeds from an agreement with Trinity’s prior owners (Note 12) was used to pay down the Bank Credit Facility. At September 30, 2009, the outstanding borrowings were $68.9 million.

Bank Credit Facility

On March 23, 2009, we entered into the Eleventh Amendment to our Bank Credit Facility. The purpose of the Eleventh Amendment is to provide the parties with an additional period of time to negotiate the terms of a Twelfth Amendment to the Bank Credit Facility which would comprehensively address any remaining issues between the parties with respect to the Bank Credit Facility through the Bank Credit Facility’s current stated maturity date of December 2, 2009. The Eleventh Amendment is described in Note 6 to the Financial Statements.

On April 28, 2009, we entered into the Twelfth Amendment to the Bank Credit Facility. The significant terms include:

•	waiver of all existing financial covenants through December 2, 2009, the maturity date of the Bank Credit Facility;

•	agreement for renewal of existing letters of credit;

•	an amendment fee of $0.5 million;

•	authorization to consummate certain transactions;

•	restriction on the disposition of assets except to permit the transfer of scheduled assets;

•	requirement to maintain minimum cash balance as of the last day of each month and of not less than $5 million at any time;

•	a cash sweep as of the last day of October and November 2009 to reduce principal equal to the greater of consolidated cash in excess of $35 million or $2 million; and

•	a permanent reduction of the commitment after an agreed-upon repayment of the outstanding balance from dispositions consented to by our lenders, federal income tax refunds of $20.8 million and payments received from the cash sweep.

On October 19, 2009, we entered into the Thirteenth Amendment to the Bank Credit Facility. The significant terms include:

•	an extension of the maturity date from December 2, 2009 to December 2, 2010;

•	renewal of existing letters of credit;

•	an amendment fee of $0.5 million of which $250,000 was paid on October 19, 2009 and $250,000 to be paid upon the earlier of the sale of properties or January 4, 2010;

•	principal payment of $6.0 million which was paid on October 19, 2009;

•	principal payments previously due on October 31 and November 30, 2009 are no longer due;

•	modifies the minimum liquidity covenant to not less than $10.0 million of unrestricted cash on hand the last day of the month;

•	modifies the restriction on the disposal of assets to permit disposition of certain assets as long as 50% of the net sale proceeds are allocated to the lenders;

•	the proceeds from the pending sale of 21 properties are allocated as follows:

•	a principal payment of $25 million;

•	$20 million deposited into a collateral account for the benefit of other creditors;

•	either cause a return of $3.7 million in letters of credit or make a principal payment of that same amount;

•	if the pending sale of the 21 properties does not close by June 30, 2010, we will either make a principal payment of $28.7 million or make a $5 million principal payment, pay an additional $1 million extension fee and grant mortgage liens junior to existing mortgages or a perfected first priority pledge of and security interest in, the equity interests in the entities owning 16 certain properties (the granting of such mortgages or security interest is subject to the existing mortgage lenders’ consent). If we are unable to deliver these items, the Bank Credit Facility will be in default and become due and payable; and

•	a permanent reduction of the commitment after future principal repayments or cancellation of letters of credit.

We have no borrowing availability under the Bank Credit Facility, and we have significant scheduled debt maturities in 2009 and 2010 and significant long-term debt that is in default. We are endeavoring to extend debt maturity dates, re-finance debt and obtain waivers from applicable lenders. We are engaged in discussions with various venture partners and third parties regarding the sale of certain assets with the purpose of increasing liquidity and reducing obligations to enable us to continue operations.

In April 2009, we received federal income tax refunds of $20.8 million which was used to pay down the Bank Credit Facility and $1 million of the proceeds from the sale of our equity interest and receivable from the Aston Gardens venture was also used to pay down the Bank Credit Facility. In June 2009, $2.5 million of proceeds from an agreement with Trinity’s prior owners (Note 12) was used to pay down the Bank Credit Facility. At September 30, 2009, the outstanding borrowings under the Bank Credit Facility were $68.9 million and there were $23.1 million of letters of credit outstanding.

Debt

At September 30, 2009, we had $624.6 million of outstanding debt with a weighted average interest rate of 3.13% as follows (in thousands):

	September 30,	December 31,
	2009	2008

Community mortgages	$248,955	$241,851
German communities(1)	200,034	185,901
Bank Credit Facility	68,878	95,000
Land loans	34,327	37,407
Other	28,286	30,655
Variable interest entity	23,225	23,905
Margin loan (auction rate securities)	20,920	21,412

	$624,625	$636,131

(1)	The face amount of the debt related to the German communities was $219.3 million at September 30, 2009.

Of the outstanding debt we had $5.3 million of fixed-rate debt with a weighted average interest rate of 6.82% and $619.3 million of variable rate debt with a weighted average interest rate of 3.10%.

Debt that is in default at September 30, 2009 consists of the following (in thousands):

September 30,
2009

German communities(1)	$200,034
Community mortgages	147,930
Variable interest entity	23,225
Land loans	12,420
Other	28,286

$411,895

(1)	The face amount of the debt related to the German communities was $219.3 million at September 30, 2009.

We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

For debt that is not in default, we have scheduled debt maturities as follows (in thousands):

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2010	2010	2010	2010	Thereafter	Total

Bank Credit Facility(1)	$68,878	$—	$—	$—	$—	$—	$68,878
Community mortgages	39,796	40,573	195	497	198	19,766	101,025
Land loans	21,907	—	—	—	—	—	21,907
Margin loan (auction rate securities)	20,920	—	—	—	—	—	20,920

	$151,501	$40,573	$195	$497	$198	$19,766	$212,730

(1)	As of 10/19/09, maturity date changed to 12/2/10 (subject to certain conditions).

Sunrise ventures have total debt of $4.2 billion with near-term scheduled debt maturities of $69.7 million in 2009 and $576.1 million in 2010. Of this $4.2 billion of debt, there is long-term debt that is in default of $1.4 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers. However, in certain cases, we have provided operating deficit and completion guarantees to the lenders and joint ventures. We have minority non-

controlling interests in these ventures. See Note 12 of the Notes to Consolidated Financial Statements of our 2008 Form 10-K, as amended, for a list of our ventures and our related ownership interest.

Germany Venture

We own nine communities (two of which are closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($73.0 million at September 30, 2009) has a stipulated release price for each community and for the remaining five communities, we have provided guarantees to the lenders of the repayment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. Subsequent to September 30, 2009, in connection with the German debt restructure, we have settled with this lender. The face amount of the total debt related to the German communities at September 30, 2009 is $219.3 million.

In January 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements but have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In October 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with two of our lenders to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These two lenders contended that these claims had an aggregate value of approximately $121.6 million. The binding term sheet contemplates that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by these two lenders represent approximately 77.5 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We will issue to the lenders that elect to participate in the restructuring on or before the first execution of the definitive documentation, their pro rata share of up to an aggregate of 5 million shares of our common stock and will grant mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties. Following the first execution of the definitive documentation for the restructuring, we will pursue the sale of such mortgaged properties and distribute the net sale proceeds to the electing lenders. We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $58.3 million from the net proceeds of any such sale, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $58.3 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties. As any gain or loss on the transaction is dependent upon the values at closing of the aforementioned consideration, we are unable to estimate any gain or loss at this time.

In addition, we will market for sale the German assisted living communities subject to loan agreements with the electing lenders and will remain responsible for all costs of operating, preserving and maintaining these communities until the earlier of either their sale or December 31, 2010.

The closing of the transaction, including the execution of the definitive documentation, the release of claims and the issuance of Sunrise common stock, is conditioned upon receipt of consent for the transaction from Bank of America, N.A., as the administrative agent under our Bank Credit Facility, on or before November 11, 2009. In accordance with the binding term sheet, definitive documentation shall be executed as soon as reasonably possible (but no later than 40 days) after the receipt of such required consent.

We continue to be liable under certain operating deficit and repayment guarantees for the Klein Flottbeck and Wiesbaden communities, and certain principal repayment guarantees for the Hoesel land which is not part of the restructuring agreement.

In the second quarter of 2009, we engaged a broker to assist in the sale of the nine German communities and at that time, classified the German assets as held for sale.

Guarantees

See Note 10, Commitments and Contingencies, for a discussion of other guarantees outstanding at September 30, 2009.

Cash Flows

Net cash provided by (used in) operating activities was $38.8 million and $(117.0) million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $155.8 million. This increase in cash provided by operations was primarily due to an increase of cash from net working capital of $122.8 million and a decrease in cash used in discontinued operations of $9.9 million.

Net cash provided by (used in) investing activities was $4.4 million and $(149.9) million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $154.3 million. The increase in cash provided by investing activities was primarily due to a decrease of $196.3 million in capital expenditures and condominium fundings partially offset by a decrease of $45.8 million in proceeds from the disposition of assets.

Net cash (used in) provided by financing activities was $(29.3) million and $181.5 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $210.8 million. This decrease was primarily due to a decrease in net borrowings of $206.1 million.

New and Future Accounting Standards

See Note 2, New and Future Accounting Standards, for information related to the adoption of new accounting standards in the first nine months of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued standards, which we do not expect or have not yet evaluated whether the new standards will have a material impact on our consolidated financial position or results of operations.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) by over $20 million, from our 2009 budgeted annual recurring level of approximately $120 million (after the sale of Greystone, which is presented in discontinued operations in our financial statements) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 150 positions will be eliminated. If we are unable to fully effect the expense reduction plan or if the plan fails to achieve the anticipated results, we may not have sufficient operating cash to meet our obligations.

If the sale of our German assets is not consummated, we may not have sufficient cash to meet our obligations.

We continue to be liable under certain operating deficit and repayment guarantees for the Klein Flottbeck and Wiesbaden communities, and certain principal repayment guarantees for the Hoesel land which is not part of the restructuring agreement. If we are unable to sell our German assets in the required time frame or for sufficient proceeds, we may be required to pay the lenders the difference of the proceeds and $58.3 million. We may not have sufficient operating cash to meet this obligation at the time it becomes due.

Our ability to execute our plan to sell certain assets.

In October 2009, we entered into an agreement to sell 21 wholly owned assisted living communities, located in 11 states, to Brookdale Senior Living Inc. (“Brookdale”) for $204 million. Brookdale placed into escrow an earnest money deposit of $5 million toward the purchase price. The closing date is currently scheduled for November 16, 2009. At the closing of the sale, we expect to receive approximately $60 million in proceeds after payment or assumption by Brookdale of certain mortgage loans, the posting of required escrows, and payment of expenses by

us. We will use $25 million of proceeds to pay down our Bank Credit Facility and will place $20 million into a collateral account for the benefit of other creditors.

In addition to selling the German communities and the 21 communities to Brookdale, we intend to sell 11 operating communities, of which eight are located in the United States and three in Canada. Of the 11 operating communities, five are collateral for the German lenders and future net proceeds of the remaining six operating communities would be split equally between us and the lenders of the Bank Credit Facility. We also intend to sell one closed community in the United States which is collateral for the German lenders.

We intend to sell 16 parcels of land, of which 12 are located in the United States and four in Canada. Of the 16 land parcels, 11 are collateral for the German lenders and future proceeds of the remaining five land parcels after repayment of related debt would be split equally between us and the lenders of the Bank Credit Facility. In addition, we intend to sell two closed construction sites and one building located in the United States which are collateral for the German lenders.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2009.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/  Julie A. Pangelinan
Julie A. Pangelinan
Chief Financial Officer

/s/  C. Marc Richards
C. Marc Richards
Chief Accounting Officer

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.* #	N/A	N/A	N/A
2.2	First Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.* #	N/A	N/A	N/A
2.3	Second Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.* #	N/A	N/A	N/A
10.1	Settlement Agreement, dated as of June 12, 2009, by and among Sunrise Senior Living, Inc. and the former majority stockholders of Trinity.*	N/A	N/A	N/A
10.2	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.*	N/A	N/A	N/A
10.3	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.*	N/A	N/A	N/A
10.4	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.*	N/A	N/A	N/A
10.5	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.6	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.*	N/A	N/A	N/A
10.7	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.8	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.*	N/A	N/A	N/A
10.9	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.*	N/A	N/A	N/A
10.10	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.11	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.12	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.13	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.*	N/A	N/A	N/A
10.14	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.15	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.*	N/A	N/A	N/A
10.16	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.*	N/A	N/A	N/A
10.17	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.*	N/A	N/A	N/A
10.18	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.*	N/A	N/A	N/A
10.19	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.*	N/A	N/A	N/A
10.20	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.*	N/A	N/A	N/A
10.21	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.*	N/A	N/A	N/A
10.22	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.*	N/A	N/A	N/A
10.23	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.*	N/A	N/A	N/A
10.24	Thirteenth Amendment to the Credit Agreement, dated as of October 19, 2009, by and among Sunrise Senior Living Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.25	Restructure Term Sheet, dated as of October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1
10.26	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2
10.27	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US Senior Living Investments, LLC and HSH Nordbank AG, New York Branch.	8-K	October 28, 2009	10.3
10.28	2009 Annual Bonus Performance Metrics Applicable to Executive Officers.*+	N/A	N/A	N/A
10.29	Consulting Arrangement with Paul J. Klaassen.*+	N/A	N/A	N/A
10.30	2009 Special Bonus Payments to Executive Officers.*+	N/A	N/A	N/A
10.31	2009 Partial Bonus Payments to Executive Officers.*+	N/A	N/A	N/A
10.32	2009 Director Fees.*+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sunrise hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Represents management contract or compensatory plan or arrangement.