Form 10-K
period 2009-12-31
SUNRISE SENIOR LIVING INC
filed 2010-02-25
CIK 1011064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 1-16499

SUNRISE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1746596

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Westpark Drive McLean, VA	22102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 273-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of $1.65 per share on the New York Stock Exchange on June 30, 2009 was $74.7 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 55,752,947 at February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our 2010 annual meeting proxy statement are incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to maintain adequate liquidity to operate our business and execute our restructuring;
•	our ability to repay or extend our loans when they come due in 2010 and obtain waivers or reach agreements with respect to loans currently in default, including the loans for two of our German communities not included in our German restructuring agreement;
•	our ability to obtain waivers, cure or reach agreements with respect to defaults under loans to our ventures;
•	our ability to execute the restructuring agreement with the lenders to seven of our nine German communities;
•	our ability to repay or extend our Bank Credit Facility when it is due on December 2, 2010;
•	risk of future obligations to fund guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners;
•	our ability to achieve anticipated savings from our cost reduction program;
•	our ability to raise funds from capital sources;
•	business conditions and market factors that could affect the value of our properties and therefore require further impairments of our assets;
•	risk of early termination or non-renewal of our management agreements;
•	risk of declining occupancies in existing communities or slower than expected leasing of new communities;
•	changes in interest rates;
•	the outcome of the U.S. Securities and Exchange Commission’s (“SEC”) investigation;
•	the outcome of the HCP, Inc. litigation;
•	the outcome of the Internal Revenue Service (“IRS”) audit of our tax returns for the tax years ended December 31, 2005 through 2008;
•	competition and our response to pricing and promotional activities of our competitors;
•	our ability to comply with government requirements and regulations;
•	risk of new legislation or regulatory developments;
•	unanticipated expenses;
•	further downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general;
•	risks associated with the ownership and operation of assisted living and independent living communities; and
•	other risk factors contained in this Form 10-K.

We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

PART I

Item 1.	Business

Overview

We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981 and incorporated in Delaware in 1994, Sunrise began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing and rehabilitative care. In the past, we also developed senior living communities for ourselves, for ventures in which we retained an ownership interest and for third parties. Due to current economic conditions, we have suspended all new development.

At December 31, 2009, we operated 384 communities, including 335 communities in the United States, 15 communities in Canada, 27 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 40,400. Of the 384 communities that we operated at December 31, 2009, 20 were wholly owned, 27 were under operating leases, one was consolidated as a variable interest entity, 201 were owned in unconsolidated ventures and 135 were owned by third parties. During 2009, we opened 23 new communities, with a combined unit capacity of approximately 2,100.

During 2009, we continued to reduce overhead costs; restructure, repay and extend maturities of some of our debt; and sell assets to generate liquidity (as more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations). Our focus in 2010 will be on: (1) operating high-quality assisted living and memory care communities in North America, Germany and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

We continue to reduce our financial obligations and reach negotiated settlements with various creditors. We are unable to borrow additional funds under our Bank Credit Facility. We are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration of these obligations. We have been successful in reducing our exposure related to our German communities, our Fountains portfolio and our Aston Gardens venture, each discussed in more detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, we continue to have significant debt maturing in 2010 and 2011 and there can be no assurance that we will be able to extend this debt or obtain additional financing. The existence of these factors raise substantial doubt about our ability to continue as a going concern and our auditors have modified their report with respect to the 2009 consolidated financial statements to include a going concern reference.

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

Basic Assisted Living

Our basic assisted living program includes:

•	assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene and grooming;

•	three meals per day served in a common dining room;

•	coordination of special diets;

•	emergency call systems in each unit;

•	transportation to stores and community services;

•	assistance with coordination of physician care, physical therapy and other medical services;

•	health promotion and related programs;

•	housekeeping services; and

•	social and recreational activities.

Medication Management

Many of our assisted living residents also require assistance with their medication. To the extent permitted by state law, the medication management program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring. Generally, we charge an additional daily fee for this service although some communities bundle this service into their base rate.

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

Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other cognitive impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 23.3% of our residents participated in the Reminiscence program on December 31, 2009.

Independent Living and Skilled Nursing

In some of our communities, we offer independent living for residents, and in other communities, we offer skilled nursing care. Independent living offers the privacy and freedom of home combined with the convenience and security of on-call assistance and a maintenance-free environment. Skilled nursing care offers a range of rehabilitative therapies to promote our residents’ emotional health and physical well-being. We have team members specially trained to serve residents in these communities in compliance with the appropriate state and federal regulatory requirements.

Other Services

While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members assist residents in locating qualified providers for such health care services.

Managed Communities

In addition to communities we manage for ourselves, we manage 201 communities in which we have a minority ownership interest and 135 communities for third-party owners.

As of December 31, 2009, we managed 79 communities for Ventas, Inc. (“Ventas”), 75 communities for HCP, Inc. (“HCP”) and 52 communities for a privately owned capital partner.

Our management agreements have initial terms generally ranging from five to 30 years with various performance conditions and have management fees generally ranging from five to eight percent of community revenues. In addition, in certain management contracts, we have the opportunity to earn incentive management fees based on monthly or yearly operating results. Certain of these management contracts may be terminated if we are unable to achieve stated performance thresholds.

2009 Property Information

On December 31, 2009, we operated 384 senior living communities with a unit capacity of approximately 40,400. No communities were under construction on December 31, 2009. We manage communities that we own or lease, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities on December 31, 2009. “Consolidated” communities consist of communities which we own or lease. “Variable Interest Entities” consists of communities in ventures of which we are the primary beneficiary and are consolidated in our financial statements for 2009. “Unconsolidated Ventures” consist of communities in which we own an equity interest but that are not consolidated in our financial statements for 2009, as applicable. “Managed” communities consist of communities which are wholly owned by third parties. “Total Unit Capacity” means the number of units that can be occupied in a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and Reminiscence areas.

	Number of Communities
		Consolidated
		Variable Interest	Unconsolidated
	Consolidated	Entities	Ventures	Managed	Total

Beginning number December 31, 2008	62	10	203	160	435
Opened (developed by us)	1	—	22	—	23
Terminations/Sales/ Closures	(23)	(2)	(7)	(42)	(74)
Expansion/Other adjustments	7	(7)	(17)	17	—

Ending number December 31, 2009	47	1	201	135	384

	Total Unit Capacity
		Consolidated
		Variable Interest	Unconsolidated
	Consolidated	Entities	Ventures	Managed	Total

Beginning number December 31, 2008	8,205	1,212	20,225	20,209	49,851
Opened (developed by us)	99	—	1,975	—	2,074
Terminations/Sales/ Closures	(1,540)	(184)	(2,025)	(7,992)	(11,741)
Expansion/Other adjustments	608	(657)	(3,981)	4,199	169

Ending number December 31, 2009	7,372	371	16,194	16,416	40,353

2009 Operating Communities

	Number of Communities			Total Unit Capacity
		Unconsolidated			Unconsolidated
Location	Consolidated	Ventures	Managed	Consolidated	Ventures	Managed

Arizona	2	3	2	233	298	485
Arkansas	—	—	1	—	—	163
California	8	30	15	857	2,194	2,226
Colorado	—	8	3	—	728	479
Connecticut	—	1	1	—	85	114
District of Columbia	1	1	1	100	173	172
Delaware	—	1	—	—	69	—
Florida	5	1	3	1,687	80	945
Georgia	1	7	5	30	721	492
Illinois	1	14	12	321	1,105	1,340
Indiana	—	1	—	—	140	—
Kansas	—	3	1	—	223	152
Kentucky	—	1	1	—	80	104
Louisiana	—	3	2	—	209	92
Maryland	—	3	10	—	289	1,308
Maine	2	1	—	491	180	—
Massachusetts	—	9	5	—	597	324
Michigan	—	11	5	—	732	848
Minnesota	—	4	6	—	306	444
Missouri	—	2	3	—	282	359
Nebraska	—	—	1	—	—	150
Nevada	—	1	—	—	79	—
New Jersey	2	15	9	495	1,091	1,014
New York	—	13	4	—	1,001	499
North Carolina	1	1	7	86	74	843
Ohio	6	4	4	345	206	360
Oklahoma	—	—	3	—	—	482
Pennsylvania	2	18	1	611	1,325	151
South Carolina	—	—	1	—	—	151
Tennessee	—	—	1	—	—	113
Texas	1	5	2	145	463	286
Utah	—	2	1	—	213	158
Virginia	6	7	10	1,439	539	901
Washington	—	1	6	—	70	514
United Kingdom	—	27	—	—	2,265	—
Germany	7	—	—	657	—	—
Canada	3	3	9	246	377	747

Total	48	201	135	7,743	16,194	16,416

Company Operations

Operating Structure

We have six operating segments for which operating results are separately and regularly reviewed by key decision makers: North American Management, North American Development, Equity Method Investments, Consolidated (Wholly Owned/Leased), United Kingdom and Germany (part of which is included in discontinued operations).

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $21.9 million, $22.2 million and $22.2 million for 2009, 2008 and 2007, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany includes the results from the management of nine (two of which have been closed) Sunrise senior living communities in Germany through September 1, 2008. The operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities are included in discontinued operations.

Our international headquarters are in McLean, Virginia, with two smaller regional offices located in the U.K. and Germany to support local operations. Our North American international headquarters provide centralized operational functions to support our operating communities and company growth. As a result, our community-based team members are able to focus on delivering excellent care and service consistent with our resident-centered operating philosophy.

Senior Living Operations

For our senior living business, regional and community-based team members are responsible for executing our strategy in local markets. This includes overseeing all aspects of community operations: local marketing and sales activities; resident care and services; the hiring and training of community-based team members; and compliance with applicable local and state regulatory requirements.

Our North American operations are organized into four geographic regions: Northeast, Southeast, Midwest and West. Senior team members are based in each of these regions for close oversight of community operations in these locations. A similar organizational structure is in place in the United Kingdom.

Each region is headed by a vice president of operations with extensive experience in the health care and senior living industries, who oversees operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a facilities specialist, a dining specialist and a financial analyst.

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

For executive directors and department managers, we have developed the “Getting Started 1-2-3” program, which offers a structured curriculum to support those either newly hired or promoted to these positions. This program provides them with the tools, support and training necessary for the first 180 days on the job, including a self-study program, one-to-one training experience and a series of group trainings with scenario-based opportunities to solve multiple business case challenges. The program also includes three meetings with a supervisor to review the individual’s progress at 30 days, 60 days and 180 days into the position.

Quality Improvement Processes

We coordinate quality assurance programs at each of our communities through our corporate headquarters staff and through our regional offices. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services we provide.

Sales and Marketing

Our sales and marketing strategy supports the Sunrise brand and is intended to create awareness of and preference for our unique products and services among potential residents, family members and key community referral sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A marketing team from headquarters supports the field and communities by developing overall strategies, systems, processes and programs for promoting Sunrise in local markets, and monitors the success of the marketing efforts.

Each community has at least one dedicated sales person responsible for community-specific sales efforts. The community-based sales staff and executive director are supported by an area sales manager who is responsible for coaching, development, and performance management of community sales staff, as well as supporting the development and implementation of the local marketing strategy.

Competition

We are a large global provider of senior living services. We compete with numerous organizations such as Brookdale Senior Living, Inc., Assisted Living Concepts, Inc., Capital Senior Living Corp., Emeritus Corp. and Five Star Quality Care, Inc., that provide similar senior living alternatives, such as other senior living providers, home health care agencies, community-based service programs, retirement communities and convalescent centers. We have experienced and expect to continue to experience competition in our efforts to develop and operate senior living communities. This competition could limit our ability to attract residents or expand our senior living business, which could have a material adverse effect on our revenues and earnings. Please see our risk factor sections “Risks Related to the Senior Living Industry” under Item 1A. “Risk Factors” for more details related to the effects of competition on our business.

Government Regulation

Senior Living.  Senior living communities are generally subject to regulation and licensing by federal, state and local health and social service agencies, and other regulatory authorities. Although requirements vary from state to state and community to community, in general, these requirements may include or address:

•	personnel hiring, education, training, and records;
•	administration and supervision of medication;
•	the provision of limited nursing services;
•	admission and discharge criteria;
•	documentation, reporting and disclosure requirements;
•	staffing requirements;
•	monitoring of resident wellness;
•	physical plant specifications;
•	furnishing of resident units;
•	food and housekeeping services;
•	emergency evacuation plans; and
•	resident rights and responsibilities.

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

Employees

At December 31, 2009, we had approximately 37,600 employees, also referred to as team members throughout this 2009 Form 10-K, of which approximately 500 were employed at our corporate headquarters. We believe employee relations are good. A portion of the employees at one Sunrise community in Canada voted to be represented by a union in 2006. Currently approximately 90 employees are covered by a contract effective until March 31, 2011.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may access and read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. This uniform resource locator is an inactive textual reference only and is not intended to incorporate the contents of the SEC website into this Form 10-K.

You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may also request copies of the documents that we file with the SEC by writing to the SEC’s Office of Public Reference at the above address, at prescribed rates. Please call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

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

We have separated the risks into the following categories:

•	Liquidity risks;

•	Risks related to our business operations;

•	Risks related to the pending SEC investigation and other pending litigation;

•	Risks related to the senior living industry; and

•	Risks related to our organization and structure.

Liquidity Risks

As described in Significant 2009 and 2010 Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are currently in discussions with our lenders and venture partners to implement a restructuring of our financial obligations. However, there can be no assurances that these efforts will prove successful and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

We are in default under a number of our financial obligations with respect to our lenders and our venture partners. In addition, we have significant indebtedness coming due in 2010 and 2011. We are seeking waivers with respect to all defaults and are seeking to reach negotiated settlements with our various creditors to preserve our liquidity and to enable us to continue operating. However, there can be no assurance that waivers will be received or such settlements will be reached. If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under the agreements, which we may not be in a position to satisfy. In the event of a failure to obtain necessary waivers or otherwise achieve a restructuring of our financial obligations, we could be forced to seek reorganization under the U.S. Bankruptcy Code.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.

As part of our normal operations, we provide debt guarantees and operating deficit guarantees to some of our ventures, lenders to the ventures, or third party owners. The terms of some of these obligations do not include a limitation on the maximum potential future payments. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture, or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

We continue to be liable under certain operating deficit and repayment guarantees for the Klein Flottbeck and Wiesbaden communities. If we are unable to negotiate with the lenders to amend these operating deficit and repayment guarantees, we may be required to perform under these guarantees and may not have sufficient operating cash to meet these obligations at the time they become due.

Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

At December 31, 2009, we had total indebtedness of $440.2 million. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. A payment or other default with respect to venture indebtedness also could trigger our obligations under support arrangements, as described in the risk factor above entitled “Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a nonpayment or other default by us could affect a significant number of communities.

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

In May 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among other areas, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 184 positions will be eliminated. As of December 31, 2009, we had eliminated 154 positions and will be eliminating an additional 30 positions by mid 2010. Although we believe we will be able to reduce costs sufficiently, unforeseen events may affect our ability to fully implement the expense reduction plan or if the plan fails to achieve the anticipated results, we may not have sufficient operating cash to meet our obligations.

Our ability to execute our plan to sell certain assets.

In 2010, we intend to sell (i) our German communities, (ii) unencumbered North American properties that are held as collateral for the German electing lender (the “liquidating trust”) and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds would be split equally between us, the mortgage holder and the lenders under the Bank Credit Facility. If we are unable to sell certain assets as planned, we may not have sufficient cash to meet our obligations.

Risks Related to Our Business Operations

The current economic environment could affect our ability to obtain financing for various purposes, including any refinancing of our Bank Credit Facility or other debt due in 2010 and 2011, on reasonable terms and could have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have continued to experience price volatility, dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the financial markets, making the terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for the continuation of our operations and other purposes, including the refinancing of our Bank Credit Facility or other debt due in 2010 and 2011, at reasonable terms, which may negatively affect our business. We have significant current maturities of long-term debt and a significant amount is in default. The downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

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

As of December 31, 2009, we operated 15 communities in Canada, 27 communities in the United Kingdom and seven communities in Germany with a total unit capacity of approximately 4,300. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience developing and operating senior living facilities in international markets. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate senior living communities for third parties and unconsolidated ventures pursuant to management agreements. At December 31, 2009, approximately 88% of our communities were managed for third parties or unconsolidated ventures. The initial terms of our third-party management agreements generally ranges from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community or certain designated performance thresholds. In June 2009, we were terminated as manager for a portfolio of 15 communities. We managed these communities through October 1, 2009. The management fees for the years 2009, 2008 and 2007 were $2.3 million, $3.0 million and $2.9 million, respectively.

In addition, our contract with Ventas has a combined performance termination test that permits Ventas to terminate our contract for all communities failing a specified targeted termination threshold based on expected adjusted net operating income of the community if there is a failure by more than 25% of all communities we manage for Ventas. As of December 31, 2009, we may have failed the specified termination thresholds on more than 25% of these communities. The targeted termination threshold increases each year based on CPI. We are in discussions with our venture partner regarding these issues.

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

Historically, we have developed senior living communities with third-party partners and entered into long-term management contracts to manage these communities. This strategy of developing senior living communities with partners has enabled us to re-deploy our capital into new development projects, finance development and expand our portfolio of managed communities. The development of new communities with third-party partners is subject to various market conditions and the attractiveness of other investment opportunities available to our partners. Due to current market conditions, we have halted development of communities.

Ownership of the communities we manage is heavily concentrated with three of our business partners. We are in material litigation with one of the three.

As of December 31, 2009, we managed 79 communities for Ventas, 75 communities for HCP and 52 communities for a privately owned capital partner.

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.9 million in 2009 and $25.4 million in 2008. We have $18.3 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the plaintiff’s motion. In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims.

The communities that we manage for these business partners are generally subject to long-term management agreements (up to 30 years) as well as other agreements related to development, support and other guarantee arrangements. This sizeable concentration could give these partners significant influence over our operating strategies and could therefore heighten the business risks disclosed above. A significant concentration might also make us more susceptible to an adverse impact from the financial distress that might be experienced by a partner. Any inability or unwillingness by any of these business partners to satisfy its obligations under their agreements with us including the obligation to make capital expenditures in the communities or to maintain Sunrise’s brand standards, could adversely affect our business, financial condition, results of operations and cash flows.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2009, we had a minority equity interest in ventures that we do not control which owned 201 senior living communities. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include the following:

•	we share or have lesser decision-making authority with certain of our venture partners regarding major decisions affecting the ownership or operation of the venture and the community, such as the sale of the community or the making of additional capital contributions for the benefit of the community and the approval of the annual operating and capital budgets, which may prevent us from taking actions that are opposed by our venture partners;

•	prior consent of our venture partners may be required for a sale or transfer to a third party of our interests in the venture, which restricts our ability to dispose of our interest in the venture;

•	our venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a community or increase our financial commitment to the venture;

•	our venture partners may have business interests or goals with respect to the community that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the community;

•	disputes may develop with our venture partners over decisions affecting the community or the venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the community such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our venture partners with respect to our venture investments.

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

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2009, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Interest rate increases could adversely affect our earnings because a portion of our total debt is floating rate debt.

At December 31, 2009, we had approximately $438.9 million of floating-rate debt at a weighted average interest rate of 2.85%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings.

We may be adversely affected by fluctuations in currency exchange rates.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. At December 31, 2009, our wholly owned subsidiaries have net U.S. dollar equivalent monetary liabilities denominated in foreign currencies of $60.7 million, $2.1 million and $18.7 million in Canadian dollars, British pounds and Euros, respectively. We recorded $6.7 million, net, in exchange gains in 2009 ($8.0 million in gains related to the Canadian dollar and $(1.3) million in losses related to the Euro and British pound).

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

Unionization may impact wage rates and work rules.

At December 31, 2009, we had approximately 37,600 employees of which approximately 500 were employed at our corporate headquarters. In 2006, employees at one community in Canada voted to be represented by a union. There are approximately 90 employees represented by the union. We believe that a union free workplace is in the best interest of our residents, our team members and us and accordingly, we plan to expend significant organizational effort to maintain a union free workplace.

Risks Related to the Pending SEC Investigation and Pending Litigation Arising Out of the Prior Announcement of Our Restatement of Historical Financial Statements for 2005 and Prior Periods, Other Pending Government Proceedings and Other Pending Litigation

The SEC’s formal investigation has resulted in significant costs and expenses, diverted resources and could have a material adverse effect on our business, financial condition and results of operations.

We previously announced on December 11, 2006 that we had received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. On May 25, 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC. We have commenced discussions with the SEC staff concerning potential resolution of the matter and conclusion of the investigation.

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

As described in Item 3, “Legal Proceedings” of this Form 10-K, we are currently involved in a significant lawsuit. If we do not prevail in this or other lawsuits, our management contracts could be terminated and/or we may be required to pay substantial monetary damages, which could have a material adverse effect on our financial condition and results of operations.

The IRS audit may result in substantial fines and penalties, which could harm our financial condition, results of operations and cash flow.

As more fully described in Item 3, “Legal Proceedings” of this Form 10-K, the United States Internal Revenue Service is auditing our 2005 through 2008 federal income tax returns. The IRS audit may result in payments of unpaid taxes, interest and penalties. Any such reimbursements and payments could have a material adverse effect on our financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we have an obligation to indemnify our current and former directors and officers with respect to the pending SEC investigation, including potentially for any liability for securities violations resulting therefrom. These indemnifiable obligations may not be reimbursable under our directors’ and officers’ liability insurance. In connection with some of the matters discussed in Item 3, “Legal Proceedings” of this Form 10-K, we have advanced legal fees and related expenses to several of our current and former directors and officers and expect to continue to do so while these matters are pending.

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

Our Board of Directors has adopted a stockholder rights agreement that could discourage a third party from making a proposal to acquire us.

We have a stockholder rights agreement that was adopted in April 2006, as amended in November 2008 and January 2010. The stockholder rights agreement may discourage a third party from making an unsolicited proposal to acquire us. Under the agreement, preferred stock purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, directly or indirectly through certain derivative positions, of 10% or more of our outstanding common stock, except that stockholders who beneficially owned more than 10% of our stock as of November 19, 2008 were permitted to maintain their existing ownership positions without triggering the preferred stock purchase rights. In addition, we amended the agreement in January 2010 to permit FMR LLC to acquire up to 14.9% of our stock under certain circumstances without triggering the preferred stock purchase rights. If triggered, these rights would entitle our stockholders, other than the person triggering the rights, to purchase our common stock, and, under certain circumstances, the common stock of an acquirer, at a price equal to one-half the market value of our common stock.

Our management has influence over matters requiring the approval of stockholders.

As of December 31, 2009, the Klaassens beneficially owned approximately 10.5% of our outstanding common stock and our executive officers and directors as a group, including the Klaassens, beneficially owned approximately 12.7% of the outstanding common stock. As a result, the Klaassens and our other executive officers and directors have influence over matters requiring the approval of our stockholders, including business combinations and the election of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, regional operations and warehouse space under various leases. The leases have remaining terms of six months to 17 years.

Of the 384 communities we operated at December 31, 2009, 20 were wholly owned, 27 were under operating leases, one was a consolidated variable interest entity, 201 were owned in unconsolidated ventures and 135 were owned by third parties. See the “Properties” section included in Item 1, “Business” for a description of the properties. See Note 10 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

Item 3.	Legal Proceedings

HCP

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008 and

$25.9 million in 2009. We have $18.3 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the plaintiff’s motion. In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims.

Trinity OIG Investigation and Qui Tam Action

As previously disclosed, in 2006, we acquired all of the outstanding stock of Trinity Hospice Inc. (“Trinity”). As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. In 2007, Trinity and the Company were served with a complaint which amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the Federal False Claims Act. In 2008, an amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The second amended complaint named Sunrise Senior Living, Inc., KRG Capital, LLC, aka KRG Capital Partners, LLC, KRG Capital, LLC, KRG Capital Fund II, L.P., KRG Capital Fund II (PA), L.P., KRG Capital Fund II (FF), L.P., KRG Co-Investment, L.L.C., American Capital Strategies, LTD, and Trinity as defendants. In 2008, the United States, through the Civil Division of the U.S. Department of Justice, and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc. In April of 2009, the United States later reversed it’s decision to intervene. All parties entered into a settlement agreement which was subsequently approved by the District Court on June 3, 2009 and the lawsuit was dismissed with prejudice on November 10, 2009.

IRS Audit

The IRS is auditing our federal income tax returns for the years ended December 31, 2005 through 2008. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we received reimbursement of the federal income taxes we had paid in 2005. In August 2009, the IRS concluded field work on the 2006 audit which resulted in a refund claim of $0.6 million. The IRS will not close the 2006 audit until the audits are completed for the 2007 and 2008 tax years as a net operating loss carryback from these years was applied to receive reimbursement for federal taxes we paid in 2006.

In February 2009, we settled with the IRS on our employment tax audits and paid a penalty of $0.2 million in November 2008 for the years 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain withholdings that were made after the prescribed due dates.

SEC Investigation

In 2006 we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC. The Company has commenced discussions with the SEC staff concerning potential resolution of the matter and conclusion of the investigation.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District in 2007. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement.

In 2009, Sunrise and its current or former directors or officers who were named individually as defendants entered into an agreement which called for the certification by the court of a class consisting of persons (with certain exceptions) who purchased Sunrise common stock between February 26, 2004 and July 28, 2006, and payment of $13.5 million in cash.

Concurrently with entering into the settlement agreement, Sunrise and the individual defendants entered into agreements and releases with two of its insurance carriers, which provided primary and excess insurance coverage, respectively, under certain directors’ and officers’ liability insurance policies for the relevant periods. The two insurance carriers combined to pay $13.4 million toward the settlement amount, which exhausted the coverage limits under the primary policy (after taking account of prior payments for related defense costs), but did not exhaust coverage limits under the excess policy. These payments pursuant to the settlement were made under the then applicable policies and, therefore, do not reduce the amount of insurance proceeds available under current policies now in effect. Sunrise and the individual defendants have provided releases to the carrier. Taking into account the insurance contribution, the net cost of the settlement of the putative securities class action lawsuit to Sunrise was approximately $0.1 million. No amounts were paid by the individual defendants.

In June 2009, the settlement agreement was approved and followed the settlement agreement entered into by Sunrise and the individuals named as defendants in two putative stockholder derivative actions brought by certain alleged stockholders of Sunrise for the benefit of the Company as discussed below.

Putative Shareholder Derivative Litigation

In 2007, the first of two putative shareholder derivative complaints was filed against certain of our current and former directors and officers, and naming us as a nominal defendant. The lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The consolidated complaint alleged violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs sought damages and equitable relief on behalf of Sunrise.

In 2007, a putative shareholder derivative complaint was filed against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The complaint alleged breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that were the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs sought damages and equitable relief on behalf of Sunrise.

In 2009, the Company and the individual defendants entered into an agreement to settle both actions. Under the terms of this settlement, the Company, in addition to corporate governance measures that it already has implemented or is in the process of implementing, has agreed to (1) require independent directors to certify that they are independent under the rules of the New York Stock Exchange and to give prompt notification of any changes in their status that would render them no longer independent and (2) implement a minimum two-year vesting period, with appropriate exceptions, for stock option awards to employees. In addition, Paul J. Klaassen, the Company’s non-executive chairman, and the Company have agreed that the 700,000 stock options granted to Mr. Klaassen in conjunction with his previous employment agreement executed in September 2000 will be repriced from (a) $8.50 per share, the price set on September 11, 2000 by the Compensation Committee of the Company’s Board based on the prior day’s closing price, to (b) $13.09 per share, the closing price on the business day prior to November 10, 2000, the date on which the Company’s full Board approved the terms of the employment agreement. The agreement also provided that the Company’s insurers pay attorneys fees and expenses not to exceed $1 million. No amounts were paid by the Company or by the individual defendants. The settlement was approved and the action formally dismissed.

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

On November 18, 2009, we held our 2009 annual meeting of stockholders. The annual meeting was called for the following purposes: (1) to elect six directors for terms of one year each; (2) to approve and adopt the proposal to ratify the appointment of Ernst & Young as our independent registered public accounting firm for our fiscal year ending December 31, 2009; and (3) to transact any other business as may properly come before the annual meeting or any adjournments or postponements.

Each of the six director nominees (Glyn F. Aeppel, Thomas J. Donohue, David I. Fuente, Stephen D. Harlan, J. Douglas Holladay and William G. Little) were re-elected to new one year terms. The vote totals for the election of directors were as follows:

Directors	For	Withhold Authority to Vote

Glyn F. Aeppel	39,532,630	4,034,866
Thomas J. Donohue	31,982,908	11,584,588
David I. Fuente	35,032,038	8,535,458
Stephen D. Harlan	37,909,369	5,658,127
J. Douglas Holladay	31,255,369	12,312,127
William G. Little	34,037,014	9,530,482

The other directors whose terms of office continue after the 2009 annual meeting are Paul J. Klaassen, Lynn Krominga and Mark S. Ordan.

The proposal to ratify the appointment of Ernst & Young as our independent registered public accounting firm for our fiscal year ending December 31, 2009 was approved at the meeting. The vote tabulation was as follows: 42,883,388 votes (98.43% of the shares present in person or represented by proxy at the meeting and entitled to vote with respect to the matter) were cast for approval of the proposal, 619,525 votes (1.42% of shares present in person or represented by proxy at the meeting and entitled to vote with respect to the matter) were cast against such proposal and 64,583 votes (0.15% of the shares present in person or represented by proxy at the meeting and entitled to vote with respect to the matter) were abstentions. Broker non-votes totaled zero. There was no other business that was considered before the 2009 annual meeting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.”

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low

March 31, 2009	$2.03	$0.28
June 30, 2009	$3.06	$0.59
September 30, 2009	$3.24	$1.26
December 31, 2009	$5.89	$2.26

Quarter Ended	High	Low

March 31, 2008	$30.65	$16.27
June 30, 2008	$27.21	$20.19
September 30, 2008	$22.30	$12.91
December 31, 2008	$14.67	$0.27

Holders

There were 242 stockholders of record at December 31, 2009.

Dividends

No cash dividends have been paid in the past and we have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Issuance of Common Stock

In November 2009, we issued 4.2 million shares of the 5.0 million shares of common stock to three electing lenders in connection with the German debt restructuring discussed in Note 10. The common stock had a fair value at the time of issuance of $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets until such time as all consideration is exchanged upon the execution of the definitive documentation.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
(Dollars in thousands, except per share amounts)	2009(1)(2)	2008(1)(2)	2007(1)(2)	2006(1) (2)(3)(4)	2005 (1)(3)(5)

STATEMENTS OF OPERATIONS DATA:
Operating revenues	$1,464,144	$1,570,974	$1,482,020	$1,537,263	$1,439,248
Operating expenses	1,596,163	1,918,622	1,682,143	1,591,246	1,399,584
(Loss) income from operations	(132,019)	(347,648)	(200,123)	(53,983)	39,663
Gain on the sale and development of real estate and equity interests	21,651	17,374	105,081	51,347	81,723
Sunrise’s share of earnings, return on investment in unconsolidated communities and (loss) gain from investments accounted for under profit-sharing method	(7,135)	(15,175)	107,369	42,845	12,615
(Loss) income from continuing operations	(113,244)	(326,590)	(2,475)	31,287	92,985
Loss from discontinued operations, net of tax	(20,271)	(117,516)	(70,512)	(9,087)	(3,200)
Net (loss) income	(133,915)	(439,179)	(70,275)	15,284	83,064
Net (loss) income per common share:
Basic
Continuing operations	$(2.22)	$(6.48)	$(0.05)	$0.43	$2.08
Discontinued operations, net of tax	(0.39)	(2.24)	(1.36)	(0.12)	(0.08)

Net (loss) income	$(2.61)	$(8.72)	$(1.41)	$0.31	$2.00

Diluted
Continuing operations	$(2.22)	$(6.48)	$(0.05)	$0.42	$1.82
Discontinued operations, net of tax	(0.39)	(2.24)	(1.36)	(0.12)	(0.08)

Net (loss) income	$(2.61)	$(8.72)	$(1.41)	$0.30	$1.74

BALANCE SHEET DATA:
Total current assets	$340,434	$304,908	$529,964	$361,998	$326,888
Total current liabilities	673,559	735,421	646,311	451,982	280,684
Property and equipment, net	288,056	681,352	656,211	609,385	494,069
Property and equipment subject to a sales contract, net	—	—	—	193,158	255,231
Property and equipment subject to financing, net	—	—	58,871	62,520	64,174
Goodwill	—	39,025	169,736	218,015	153,328
Total assets	910,589	1,381,557	1,798,597	1,848,301	1,587,785
Total debt	440,219	636,131	253,888	190,605	248,396
Deposits related to properties subject to a sale contract	—	—	—	240,367	324,782
Liabilities related to properties accounted for under the financing method	—	—	54,317	66,283	64,208
Deferred income tax liabilities	23,862	28,129	82,605	78,632	70,638
Total liabilities	884,355	1,233,643	1,214,826	1,201,078	1,094,209
Total stockholders’ equity	26,234	147,914	583,771	647,223	493,576
OPERATING AND OTHER DATA:
Cash dividends per common share	$—	$—	$—	$—	$—
Communities (at end of period):
Consolidated communities	48	72	62	61	58
Communities in unconsolidated ventures	201	203	199	180	153
Communities managed for third party owners	135	160	174	177	183

Total	384	435	435	418	394

Unit capacity:
Consolidated communities	7,743	9,417	8,348	8,423	8,141
Communities in unconsolidated ventures	16,194	20,225	19,765	18,178	14,507
Communities managed for third party owners	16,416	20,209	21,366	21,412	24,353

Total	40,353	49,851	49,479	48,013	47,001

(1)	We recorded impairment charges related to owned communities and land parcels of $31.7 million, $27.8 million, $7.6 million, $15.7 million and $2.5 million in 2009, 2008, 2007, 2006 and 2005, respectively. We recorded impairment of goodwill of $121.8 million in 2008. We recorded restructuring charges of $33.3 million and $24.2 million in 2009 and 2008, respectively. We wrote-off capitalized project costs of $14.9 million, $95.8 million, $28.4 million, $1.3 million and $1.0 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	We incurred costs of $3.9 million, $30.2 million, $51.7 million and $2.6 million in 2009, 2008, 2007 and 2006, respectively, related to Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation.

(3)	In 2006, Five Star bought out 18 management contracts and we received $134.7 million related to their buyout. We also wrote off $25.4 in unamortized management contract intangible assets. In 2005, Five Star bought out 12 management contracts and we received $83 million related to their buyout. We also wrote off $14.6 million in unamortized management contract intangible assets.

(4)	In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120.0 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

(5)	In October 2005, we completed a two-for-one stock split in the form of a 100% stock dividend. As a result of the stock split, each stockholder received one additional share of common stock for each share on that date. All per share amounts have been adjusted to reflect the stock split for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At December 31, 2009, we operated 384 communities, including 335 communities in the United States, 15 communities in Canada, 27 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 40,400. Of the 384 communities we operated at December 31, 2009, 20 were wholly owned, 27 were under operating leases, one was consolidated as a variable interest entity, 201 were owned in unconsolidated ventures and 135 were owned by third parties. During 2009, we opened 23 new communities, with a combined unit capacity of approximately 2,100, which were developed by us.

We have six operating segments for which operating results are separately and regularly reviewed by key decision makers: North American Management, North American Development, Equity Method Investments, Consolidated (Wholly Owned/Leased), United Kingdom and Germany (part of which is included in discontinued operations).

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $21.9 million, $22.2 million and $22.2 million for 2009, 2008 and 2007, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany includes the results from the management of nine (two of which have been closed) Sunrise senior living communities in Germany through September 1, 2008. The operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities are included in discontinued operations.

The stock markets and credit markets in the United States and the rest of the world have been experiencing significant price volatility, dislocations and liquidity disruptions. As a result the market prices of many stocks, including ours, have fluctuated substantially and these circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets has caused us to discontinue our development business and may negatively impact our ability to refinance our Bank Credit Facility and our maturities of long-term debt due 2010 and 2011, of approximately $0.4 billion, at reasonable terms. There are also current maturities of venture debt due in 2010 of approximately $0.3 billion. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The disruptions in the financial markets have had and may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Significant 2009 and 2010 Developments

Overview

During 2009, we continued to reduce overhead costs; restructure, repay and extend maturities of some of our debt; and sell assets to generate liquidity. Our focus in 2010 will be on: (1) operating high-quality assisted living and memory care communities in North America, Germany and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

We continue to reduce our financial obligations and reach negotiated settlements with various creditors. We are unable to borrow additional funds under our Bank Credit Facility. We are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration of these obligations. We have been successful in reducing our exposure related to our German communities, our Fountains portfolio and our Aston Gardens venture, each discussed in more detail below. However, we continue to have significant debt maturing in 2010 and 2011 and there can be no assurance that we will be able to extend this debt or obtain additional financing. The existence of these factors raise substantial doubt about our ability to continue as a going concern and our auditors have modified their report with respect to the 2009 consolidated financial statements to include a going concern reference.

Asset Sales

In 2009, we sold 21 non-core assisted living communities, located in 11 states, to Brookdale Senior Living, Inc. (“Brookdale”) for an aggregate purchase price of $204 million. At closing, we received approximately $59.6 million in net proceeds after we paid or the purchaser assumed approximately $134.1 million of mortgage loans, the posting of required escrows, various prorations and adjustments, and payments of expenses by us, generating a gain of $48.9 million.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of these assets would be split equally between us, the mortgage holder and the lenders under the Bank Credit Facility.

Fountains Venture

In 2009, we entered into agreements with our venture partner and the lender to the venture to release us from all claims that our venture partner and the lender had against us prior to the date of the agreements and from all of our future funding obligations in connection with the Fountains portfolio in exchange for which we have, among other things:

•	Transferred our 20-percent ownership interest in the Fountains venture to our venture partner;

•	Contributed vacant land parcels adjacent to six of the Fountains communities and owned by us to the Fountains venture;

•	Agreed to transfer management of the 16 Fountains communities as soon as the transition closing conditions are met and the new manager has obtained the regulatory approvals necessary to assume control of the facilities; and

•	Repaid the venture the management fee we had earned to date in 2009 of $1.8 million.

We transferred management of eight of the 16 communities to the new manager on February 1, 2010, and expect to transfer management of the remaining eight communities by mid-2010.

Greystone

In 2009, we sold our Greystone subsidiary and our interests in Greystone seed capital partnerships to an entity controlled by Michael Lanahan and Paul Steinhoff, two senior executives of the Greystone subsidiary. Total consideration was (i) $2.0 million in cash at closing; (ii) $5.7 million in short-term notes which have subsequently been repaid, (iii) a $6.0 million 7-year note (iv) a $2.5 million note payable, and (v) 35% of the future net proceeds received by the seed capital investors for each of the seed capital interests purchased from us. In 2009, we received $1.0 million in net proceeds for one of our seed capital interests.

Aston Gardens

In April 2009, we sold the equity interest in our Aston Gardens venture and were released from all guarantee obligations. Our management contracts for the six communities in the venture were terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees.

Restructuring Plan

In 2009, we announced a plan to continue to reduce corporate expenses through reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under the plan, approximately 184 positions will be eliminated. As of December 31, 2009, we had eliminated 154 positions and will be eliminating an additional 30 positions by mid 2010. We have recorded severance expense of $8.3 million as a result of the plan through December 31, 2009 and expect to record an additional $1.6 million through mid 2010. The costs from the 2009 restructuring plan are in addition to the costs incurred in 2009 related to the 2008 restructuring plan, which provided for the elimination of 182 positions and corresponding expense reductions.

In May 2009, we entered into a separation agreement with our chief financial officer, Richard Nadeau, in connection with this plan. Pursuant to the separation agreement, Mr. Nadeau’s employment with us terminated effective as of May 29, 2009. Pursuant to Mr. Nadeau’s employment agreement, Mr. Nadeau received severance benefits that included a lump sum cash payment of $1.4 million. In addition, Mr. Nadeau received a bonus in the amount of $0.5 million and Mr. Nadeau’s outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.8 million. Upon his termination, 70,859 shares of restricted stock and 750,000 options vested. The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009.

In January 2010, we terminated the employment of Daniel J. Schwartz, our Senior Vice President, North American Operations, in connection with this plan, effective as of May 31, 2010. Mr. Schwartz will receive the severance payments and benefits payable to him pursuant to his employment agreement upon a termination of his employment, except that in lieu of a lump sum cash severance payment equal to two years’ base salary and 75% of his target bonus amount (based on his base salary of $0.4 million and target bonus of 100% of base salary), Mr. Schwartz will receive such cash severance payment in the form of equal monthly installments of 1/24th of the total cash severance amount commencing July 2010 and continuing until December 2010, and the remaining balance to be paid in a lump sum on December 31, 2010.

In September 2009, we terminated our lease on a portion of our corporate headquarters in McLean, Virginia. We recorded a charge of $2.7 million which is reflected in restructuring expense on our consolidated statement of operations. We expect to save $5.6 million in cash over four years as a result of terminating this portion of the lease.

Results of Operations

Our results of operations for each of the three years in the period ended December 31 were as follows:

				Percent Change
	Year Ended December 31,			2009 vs.	2008 vs.
(In thousands)	2009	2008	2007	2008	2007

Operating revenue:
Management fees	$112,467	$131,586	$122,293	(14.5)%	7.6%
Resident fees for consolidated communities	350,278	340,975	323,007	2.7%	5.6%
Ancillary fees	45,397	42,535	51,127	6.7%	(16.8)%
Professional fees from development, marketing and other	13,193	44,447	29,546	(70.3)%	50.4%
Reimbursed costs incurred on behalf of managed communities	942,809	1,011,431	956,047	(6.8)%	5.8%

Total operating revenue	1,464,144	1,570,974	1,482,020	(6.8)%	6.0%
Operating expenses:
Community expense for consolidated communities	268,319	257,555	231,780	4.2%	11.1%
Community lease expense	59,344	59,843	62,307	(0.8)%	(4.0)%
Depreciation and amortization	46,629	39,497	42,601	18.1%	(7.3)%
Ancillary expense	42,457	40,202	53,294	5.6%	(24.6)%
General and administrative	119,905	157,509	183,546	(23.9)%	(14.2)%
Development expense	12,501	34,134	35,076	(63.4)%	(2.7)%
Write-off of capitalized project costs	14,879	95,763	28,430	(84.5)%	236.8%
Accounting Restatement and Special Independent Committee inquiry, SEC investigation and pending stockholder litigation	3,887	30,224	51,707	(87.1)%	(41.5)%
Restructuring cost	33,313	24,178	—	37.8%	N/A
Provision for doubtful accounts	13,625	20,077	7,709	(32.1)%	160.4%
Loss on financial guarantees and other contracts	2,053	5,022	22,005	(59.1)%	(77.2)%
Impairment of owned communities and land parcels	31,685	27,816	7,641	13.9%	264.0%
Impairment of goodwill and intangible assets	—	121,828	—	N/A	N/A
Costs incurred on behalf of managed communities	947,566	1,004,974	956,047	(5.7)%	5.1%

Total operating expenses	1,596,163	1,918,622	1,682,143	(16.8)%	14.1%

Loss from operations	(132,019)	(347,648)	(200,123)	(62.0)%	73.7%
Other non-operating income (expense):
Interest income	1,351	6,267	9,492	(78.4)%	(34.0)%
Interest expense	(10,301)	(6,709)	(5,179)	53.5%	29.5%
Loss on investments	3,556	(7,770)	—	NM	N/A
Other income (expense)	5,773	(20,066)	(5,792)	NM	246.4%

Total other non-operating income (expense)	379	(28,278)	(1,479)	NM	1812.0%
Gain on the sale and development of real estate and equity interests	21,651	17,374	105,081	24.6%	(83.5)%
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	5,673	(13,846)	107,347	NM	NM
(Loss) income from investments accounted for under the profit sharing method	(12,808)	(1,329)	22	863.7%	NM

(Loss) income before provision for income taxes and discontinued operations	(117,124)	(373,727)	10,848	(68.7)%	NM
Benefit from (provision for) income taxes	3,880	47,137	(13,323)	(91.8)%	NM

Loss before discontinued operations	(113,244)	(326,590)	(2,475)	(65.3)%	13095.6%
Discontinued operations, net of tax	(20,271)	(117,516)	(70,512)	(82.8)%	66.7%

Net loss	(133,515)	(444,106)	(72,987)	(69.9)%	508.5%
Less: (Income) loss attributable to noncontrolling interests, net of tax	(400)	4,927	2,712	NM	81.7%

Net loss	$(133,915)	$(439,179)	$(70,275)	(69.5)%	524.9%

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2009
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$1,105,974	$6,637	$2,151	$350,165	$27,597	$1,717	$(30,097)	$1,464,144
Community expense	2,170	214	42	287,719	—	158	(21,984)	268,319
Development expense	25	9,347	606	312	1,682	128	401	12,501
Depreciation and amortization	11,925	1,927	—	17,550	382	114	14,731	46,629
Other operating expenses	1,058,795	25,285	6,306	61,198	25,009	4,672	55,764	1,237,029
Impairment of owned communities, land parcels, goodwill and intangibles	—	28,897	—	2,953	—	—	(165)	31,685
Income (loss) from operations	33,059	(59,033)	(4,803)	(19,567)	524	(3,355)	(78,844)	(132,019)
Interest income	413	869	7	225	(10)	11	(164)	1,351
Interest expense	(169)	(926)	—	(4,866)	—	(29)	(4,311)	(10,301)
Foreign exchange gain/(loss)	—	—	—	7,989	(632)	(645)	—	6,712
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	5,872	—	—	—	(199)	5,673
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	37,080	(53,678)	1,076	(16,707)	(913)	(4,146)	(79,836)	(117,124)
Investments in unconsolidated communities	—	—	64,971	—	—	—	—	64,971
Segment assets	141,389	71,061	71,124	295,062	13,862	105,763	212,328	910,589
Expenditures for long-lived assets	—	9,794	—	10,111	45	—	—	19,950
Deferred gains on the sale of real estate and deferred revenue	—	16,865	—	—	—	—	5,000	21,865

	For the Year Ended December 31, 2008
				Consolidated			Unallocated
			Equity	(Wholly		Germany	Corporate
	North American	North American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$1,189,971	$27,425	$2,303	$340,834	$32,803	$11,104	$(33,466)	$1,570,974
Community expense	(535)	774	122	282,051	—	60	(24,917)	257,555
Development expense	5,065	21,405	3,121	15	4,335	16	177	34,134
Depreciation and amortization	6,969	1,132	88	15,491	331	114	15,372	39,497
Other operating expenses	1,130,122	113,672	19,556	60,480	22,749	15,322	75,891	1,437,792
Impairment of owned
communities, land parcels,
goodwill and intangibles	121,553	5,870	6,350	15,871	—	—	—	149,644
Income (loss) from operations	(73,203)	(115,428)	(26,934)	(33,074)	5,388	(4,408)	(99,989)	(347,648)
Interest income	825	425	836	289	621	265	3,006	6,267
Interest expense	(287)	(1,260)	(366)	(4,471)	—	(94)	(231)	(6,709)
Foreign exchange gain/(loss)	—	(9,796)	—	(4,399)	(3,075)	2,620	—	(14,650)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(13,816)	—	—	—	(30)	(13,846)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(72,282)	(112,091)	(39,996)	(40,670)	2,936	(2,218)	(109,406)	(373,727)
Investments in unconsolidated communities	—	—	66,852	—	—	—	—	66,852
Goodwill	—	—	—	—	—	—	39,025	39,025
Segment assets	192,079	184,786	80,836	422,980	21,929	152,094	326,853	1,381,557
Expenditures for long-lived assets	—	137,449	—	16,723	19,270	103	—	173,545
Deferred gains on the sale of real estate and deferred revenue	—	26,291	—	—	—	—	62,415	88,706

The following table summarizes our portfolio of operating communities at December 31, 2009, 2008 and 2007:

	As of December 31,			Percent Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007

Total communities
Consolidated	47	62	61	(24.2)%	1.6%
Variable Interest Entities	1	10	1	N/A	N/A
Unconsolidated	201	203	199	(1.0)%	2.0%
Managed	135	160	174	(15.6)%	(8.0)%

Total	384	435	435	(11.7)%	0.0%

Unit capacity	40,353	49,851	49,479	(19.1)%	0.8%

Adjusted Income (Loss) from Ongoing Operations

Adjusted income (loss) from ongoing operations is a measure of operating performance that is not calculated in accordance with U.S. generally accepted accounting principles and should not be considered as a substitute for income/loss from operations or net income/loss. Adjusted income from ongoing operations is used by management to focus on cash generated from our ongoing operations and to help management assess if adjustments to current spending decisions are needed.

The following table reconciles adjusted income (loss) from ongoing operations to loss from operations (in thousands):

	Twelve Months Ended
	December 31,
	2009	2008	2007

Loss from operations	$(132,019)	$(347,648)	$(200,123)
Non-cash expenses:
Depreciation and amortization	46,629	39,497	42,601
Write-off of capitalized project costs	14,879	95,763	28,430
Provision for doubtful accounts	13,625	20,077	7,709
Stock compensation	2,979	3,176	7,020
Impairment of long-lived assets	31,685	149,644	7,641

Loss from operations after adjustment for non-cash expenses	(22,222)	(39,491)	(106,722)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	3,887	30,224	51,707
Restructuring costs	33,313	24,178	—

Adjusted income (loss) from ongoing operations	$14,978	$14,911	$(55,015)

Operating Revenue

Management fees and buyout fees

2009 Compared to 2008

Management fees were $112.5 million in 2009 compared to $131.6 million in 2008, a decrease of $19.1 million, or 14.5%. This decrease was primarily comprised of:

•	$7.7 million decrease related to management fees from the Fountains venture;

•	$6.0 million decrease primarily due to lower occupancy;

•	$5.3 million decrease as a result of terminated management contracts;

•	$2.0 million decrease in incentive management fees; partially offset by

•	$1.0 million increase related to international communities;

•	$2.6 million increase from communities in the lease-up phase; and

•	$3.2 million increase from an increase in average daily rates.

2008 Compared to 2007

Management fees were $131.6 million in 2008 compared to $122.3 million in 2007, an increase of $9.3 million, or 7.6%. This increase was primarily comprised of:

•	$6.8 million increase from fees associated with existing communities of which $4.8 million is attributable to an increase in average daily rates in North America, $2.2 million is attributable to international communities and a decrease of $0.2 million due to lower occupancy;

•	$2.6 million increase in management fees from 17 communities accounted for under the deposit method through July 2007 with no management fee recognition;

•	$4.0 million of expense in 2007 related to a one time refund pursuant to an agreement with a venture partner;

•	$1.4 million increase of fees from communities in the lease-up phase; partially offset by

•	$2.4 million decrease from terminated management contracts; and

•	$1.9 million decrease in incentive management fees.

Resident fees for consolidated communities

2009 Compared to 2008

Resident fees for consolidated communities were $350.3 million in 2009 compared to $341.0 million in 2008, an increase of $9.3 million, or 2.7%. This increase was primarily comprised of:

•	$7.8 million from the addition of three consolidated Canadian communities and one domestic community;

•	$5.1 million from increases in average daily rates; partially offset by a

•	$3.6 million decrease due to lower occupancy.

2008 Compared to 2007

Resident fees for consolidated communities were $341.0 million in 2008 compared to $323.0 million in 2007, an increase of $18.0 million, or 5.6%. This increase was primarily comprised of:

•	$21.4 million from existing consolidated communities primarily resulting from increases in average daily rates;

•	$1.8 million from the addition of three consolidated Canadian communities that were opened during 2008; partially offset by a

•	$5.2 million decrease from two communities previously accounted for under the financing method of accounting in 2007.

Ancillary fees

(In millions)	2009	2008	2007

New York Health Care Services	$38.5	$35.3	$30.6
Fountains Health Care Services	5.1	5.5	5.9
International Health Care Services	1.8	1.7	6.1
At Home	—	—	8.5

	$45.4	$42.5	$51.1

Professional fees from development, marketing and other

Professional fees from development, marketing and other were as follows:

(In millions)	2009	2008	2007

North America	$7.2	$26.1	$8.2
International	6.0	18.3	21.3

	$13.2	$44.4	$29.5

2009 Compared to 2008

The $31.2 million decrease in professional fees in 2009 compared to 2008 was comprised primarily of a $16.3 million decrease in North American development fees due to final completion stages of projects for whom the majority of the revenue had been recognized previously and $2.6 million in design fees. Internationally, development fees decreased $12.3 million due to two less projects in 2009 compared to 2008 and $1.1 million decrease in guarantee fees due to no projects in 2009 earning guarantee fees.

2008 Compared to 2007

The $14.9 million increase in professional fees in 2008 compared to 2007 was comprised primarily of a $17.9 million increase in North American development fees due to the net increase of nine communities under development in North America for which we were earning professional fees, from five communities in 2007 to 14 communities in 2008. For International, development fees decreased $1.8 million due to four less projects in 2008 compared to 2007 and a $1.2 million decrease in guarantee fees due to earning fees on two less projects in 2007 compared to 2008.

Reimbursed costs incurred on behalf of managed communities

2009 Compared to 2008

Reimbursed costs incurred on behalf of managed communities were $942.8 million in 2009 compared to $1,011.4 million in 2008. The decrease of 6.8% was due primarily to 47 fewer communities in 2009 than 2008.

2008 Compared to 2007

Reimbursed costs incurred on behalf of managed communities were $1,011.4 million in 2008 compared to $956.0 million in 2007. The change of 5.8% was due primarily to more communities managed in 2008 than 2007 (before the consolidation of Germany and the termination of 11 communities at the end of November 2008).

Operating Expenses

Community expense for consolidated communities

2009 Compared to 2008

Community expense for consolidated communities was $268.3 million in 2009 compared to $257.6 million in 2008, an increase of $10.7 million, or 4.2%. This increase was primarily comprised of:

•	$7.2 million from the addition of three Canadian communities and one domestic community;

•	$2.1 million from existing communities due to increased labor costs partially offset by reductions in food and repairs and maintenance; and

•	$2.6 million from an insurance credit in 2008.

2008 Compared to 2007

Community expense for consolidated communities was $257.6 million in 2008 compared to $231.8 million in 2007, an increase of $25.8 million, or 11.1%. This increase was primarily comprised of:

•	$19.6 million from existing communities resulting primarily from increased labor, utility, and repairs and maintenance costs; and

•	$4.0 million from the addition of three Canadian communities that were opened during 2008.

Community lease expense

2009 Compared to 2008

Community lease expense decreased $0.5 million primarily related to a decrease in contingent rent for two communities.

2008 Compared to 2007

Community lease expense decreased $2.5 million or 4.0% primarily due to a decrease in contingent rent of $2.9 million partially offset by a $0.6 million increase in base rent in one community. In 2008, contingent rent was $5.3 million compared to $8.2 million in 2007.

Depreciation and amortization

Depreciation and amortization expense by segment was as follows:

(In thousands)	2009	2008	2007

North America	$44,586	$38,201	$41,715
International	2,043	1,296	886

	$46,629	$39,497	$42,601

2009 Compared to 2008

The increase in depreciation and amortization expense of $7.1 million was primarily comprised of $5.2 million additional amortization expense related to the change in the estimated lives of management contracts and $1.2 million of incremental depreciation related to four new communities.

2008 Compared to 2007

The decrease in depreciation and amortization expense of $3.1 million was primarily comprised of decreases related to $6.1 million of depreciation recorded in 2007 relating to assets accounted for under the deposit method and $1.2 million related to the termination and write-off of certain development and management contracts in 2007 partially offset by an increase in depreciation expense of $3.7 million for assets placed in service and consolidated in 2008.

Ancillary expenses

(In millions)	2009	2008	2007

New York Health Care Services	$35.8	$33.3	$32.7
Fountains Health Care Services	4.8	5.1	5.7
International Health Care Services	1.9	1.8	6.1
At Home	—	—	8.8

	$42.5	$40.2	$53.3

General and administrative

2009 Compared to 2008

General and administrative expense was $119.9 million in 2009 compared to $157.5 million in 2008, a decrease of $37.6 million, or 23.9%. This decrease is primarily due to:

•	$11.6 million decrease in salaries and bonus as a result of our cost reduction program;

•	$17.0 million decrease in general corporate expenses including information technology costs, training and education and temporary help;

•	$4.4 million decrease in travel;

•	$7.2 million decrease in bonus expense related to one of our ventures;

•	$1.5 million decrease related to an employee litigation settlement in 2008;

•	$1.2 million decrease due to a 2008 penalty related to one of our communities; partially offset by

•	$5.1 million increase in executive deferred compensation costs.

2008 Compared to 2007

General and administrative expense was $157.5 million in 2008 compared to $183.5 million in 2007, a decrease of $26.0 million, or 14.2%. This decrease was primarily the result of a $19.2 million decrease in bonus expense related to our first U.K. venture.

Development expense

2009 Compared to 2008

Development expense was $12.5 million in 2009 compared to $34.1 million in 2008, a decrease of $21.6 million, or 63.4%. This decrease, related to the reduction of development activity, was primarily comprised of:

•	$11.2 million decrease in development labor costs; and

•	$10.5 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

2008 Compared to 2007

Development expense was $34.1 million in 2008 compared to $35.1 million in 2007, a decrease of $1.0 million, or 2.7%. This decrease was primarily comprised of:

•	$7.1 million increase in development labor costs and other expenses; offset by

•	$8.1 million decrease in project costs that were not capitalized as the projects were not considered probable.

Write-off of capitalized project costs

The write-off of capitalized project costs was $14.9 million in 2009, $95.8 million in 2008 and $28.4 million in 2007. In 2009, we had one significant project write-off of $11.0 million. In 2008, we suspended the development of three condominium projects and we wrote off $27.7 million of development costs. Also, based on our decision to decrease our development pipeline, we wrote off approximately $68.1 million of costs related to 215 development projects we discontinued during 2008. The development project write-offs in 2007 primarily relate to the $21.0 million write-off of capitalized development costs for four senior living condominium projects we discontinued due to adverse economic conditions.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

We incurred legal and accounting fees of approximately $3.9 million in 2009, $30.2 million in 2008 and $51.7 million in 2007 related to the accounting review, the Special Independent Committee Inquiry, the SEC investigation and responding to various shareholder actions. The Special Independent Committee activities and the accounting restatement were completed during the first quarter of 2008; however, we continue to incur legal fees and related expenses in connection with the SEC investigation and stockholder litigation.

Restructuring cost

Costs associated with our 2009 and 2008 restructuring plans were $33.3 million in 2009 and $24.2 million in 2008. During 2009 and 2008, we initiated a plan to reduce our general and administrative expense, development and venture support head count and certain non-payroll costs. We have eliminated 336 positions in overhead and development, primarily in our McLean, Virginia headquarters. It is our intention to continue to reduce costs in 2010.

Provision for doubtful accounts

2009 Compared to 2008

The provision for doubtful accounts decreased $6.5 million during 2009 compared to 2008 primarily due to a reserve of $6.4 million for advances to a venture and a $1.6 million reserve write-off of the remaining Aston Gardens operating deficit guarantee in 2009 compared to a reserve of $14.2 million for the Fountains operating deficit guarantee loan in 2008.

2008 Compared to 2007

The provision for doubtful accounts was $20.1 million in 2008 compared to $7.7 million in 2007, an increase of $12.4 million. The increase is due primarily to reserving $14.2 million for the Fountains operating deficit guarantee loan and $0.5 million for the Aston Gardens operating deficit loan.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $2.1 million during 2009 related to construction cost overrun guarantees on a condominium project, a completion guarantee on an operating property and a settlement of operating deficit guarantees on a venture.

Loss on financial guarantees and other contracts was $5.0 million in 2008 which was comprised of approximately $2.6 million in construction cost overrun guarantees on the condominium project discussed below and $2.4 million for income support.

Loss on financial guarantees and other contracts was $22.0 million in 2007. We recorded an additional $16.0 million loss related to operating deficit shortfalls in Germany due to changes in expected cash flows due to slower than projected lease up and an additional $6.0 million loss related to construction cost overrun guarantees on a condominium project.

Impairment of owned communities, land parcels, goodwill and intangible assets

During 2009, we recorded impairment charges of $31.7 million related to 11 land parcels, two ceased developments, one community and one condominium project.

During 2008, we recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. In addition, we recorded impairment charges of $15.8 million related to two communities in the U.S. and $12.0 million related to land parcels that are no longer expected to be developed.

During 2007, we recorded an impairment charges of $7.6 million related to two communities in the U.S.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $947.6 million in 2009 compared to $1,005.0 million in 2008. Costs incurred on behalf of managed communities were $956.0 million in 2007. The decrease in 2009 from 2008 of 5.7% was due primarily to 47 fewer managed communities in 2009 than 2008 and higher insurance charges in 2008. The increase in 2008 compared to 2007 was due to an increase in the number of communities managed during 2008 (before the consolidation of Germany and the termination of 11 communities at the end of November 2008) and higher costs primarily due to inflation for items such as labor, food and utilities.

Other Non-operating Income (Expense)

2009 Compared to 2008

Total other non-operating income (expense) was $0.4 million and $(28.3) million for 2009 and 2008, respectively. The decrease of $28.7 million in other non-operating expense was primarily due to:

•	$4.9 million decrease in interest income;

•	$3.6 million increase in interest expense due to a decrease in interest capitalized as a result of communities under construction being put into operation;

•	$11.3 million decrease in net losses on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$6.7 million for net foreign exchange gains in 2009 comprised of the $8.0 million of gain related to the Canadian dollar, $(0.6) million and $(0.7) million of loss related to the British pound and Euro, respectively, compared to $(14.6) million of net foreign exchange losses in 2008 comprised of $(14.2) million and $(3.1) million of loss related to the Canadian dollar and British pound, respectively, and $2.7 million of gain related to the Euro.

2008 Compared to 2007

Total other non-operating expense was $(28.3) million and $(1.5) million for 2008 and 2007, respectively. The increase in other non-operating expense of $26.8 million was primarily due to:

•	$1.5 million increase in interest expense due to increased borrowings;

•	$7.8 million unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value. The unrealized loss on our investments was based on an analysis of sales discounts achieved in the secondary market and management’s judgment and resulted in an estimated discount of 20% from the face amount of the securities. Due to the uncertainty in the market for auction rate securities, it is reasonably likely that this assumption could change in the future. If the discount used was 10%, the unrealized loss would have been $3.9 million. If the discount used was 30%, the unrealized loss would have been $11.7 million; and

•	$(14.6) million of foreign exchange losses in 2008 compared to $(2.3) million of foreign exchange losses in 2007. In 2008, the exchange loss was comprised of $(14.2) million and $(3.1) million in losses related to the Canadian dollar and to the British pound, respectively, and $2.7 million in gain related to the Euro. In 2007, exchange gains of $7.2 million related to the Canadian dollar and losses of $(3.2) million and $(6.3) million related to the British pound and Euro, respectively.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees. Gains in 2009, 2008 and 2007 are as follows (in millions):

	December 31,
	2009	2008	2007

Properties accounted for under basis of performance of services	$10.5	$9.6	$3.6
Properties accounted for previously under financing method	—	0.5	32.8
Properties accounted for previously under deposit method	3.4	0.9	52.4
Properties accounted for under the profit-sharing method	8.9	6.7	—
Land and community sales	(0.4)	(0.9)	5.7
Condominium sales	(1.0)	1.0	—
Sales of equity interests and other sales	0.3	(0.4)	10.6

Total gains on the sale and development of real estate and equity interests	$21.7	$17.4	$105.1

During 2009, 2008 and 2007, we recognized pre-tax gains of approximately $12.3 million, $8.1 million and $85.2 million, respectively, related to previous sales of real estate where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement. The gain was recognized in the year those guarantees were released. At December 31, 2009, there was no remaining deferred gain from previous sales of real estate where sale accounting was not achieved.

Sunrise’s Share of Earnings (Losses) and Return on Investment in Unconsolidated Communities

	December 31,
(In millions)	2009	2008	2007

Sunrise’s share of earnings (losses) in
unconsolidated communities	$3.7	$(31.0)	$60.7
Return on investment in unconsolidated
communities	10.6	33.4	71.1
Impairment of equity investments	(8.6)	(16.2)	(24.5)

Sunrise’s share of earnings (losses) on
investment in unconsolidated communities	$5.7	$(13.8)	$107.3

The increase in our share of income (losses) in unconsolidated communities of $34.7 million was primarily due to our UK venture, in which we have a 20% interest, selling four communities to a venture in which we have a 10% interest. As a result of sales, the venture recorded a gain of which we recognized $19.5 million for our equity interest in the earnings. In addition, there were non-recurring losses in 2008 of $6.2 million and $4.7 million from our Fountains and Aston Gardens ventures, respectively, and operating losses from joint ventures were smaller in 2009 compared to 2008.

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

In 2009, our return on investment in unconsolidated communities was the result of operating distributions of $10.6 million from investments where the book value was zero and we had no contractual obligation or implied obligations to support the venture.

In 2008, our return on investment in unconsolidated communities was the result of the following: (1) the expiration of three contractual obligations which resulted in the recognition of $9.2 million of income from the recapitalization of three ventures; (2) receipt of $8.3 million of proceeds resulting from the refinancing of the debt of one of our ventures with eight communities; (3) the recapitalization and refinancing of debt of one venture with two communities which resulted in a return on investment of $3.3 million; and (4) distributions of $12.7 million from operations from investments where the book value is zero and we have no contractual or implied obligations to support the venture.

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

In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our investment to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. We also determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million. In addition, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements.

In 2008, we wrote-down our equity investments in our Fountains and Aston Gardens ventures by $10.7 million and $4.8 million, respectively.

In 2007, we wrote-down equity investments in four unconsolidated ventures. The majority of the charge related to our investment in Aston Gardens, a venture which acquired six senior living communities in Florida in September 2006. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results were insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt was non-recourse to us, except for monthly principal payments during the term of the debt. Based on our assessment, we determined that our investment was impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007.

(Loss) Income from Investments Accounted for Under the Profit Sharing Method

(Loss) income from investments accounted for under the profit sharing method was as follows:

	December 31,
	2009	2008	2007

Revenue	$14,219	$16,635	$23,791
Operating expenses	(18,849)	(11,459)	(15,301)
Interest expense	(6,195)	(597)	(2,149)
Impairment loss	(1,146)	—	—

(Loss) income from operations before depreciation	(11,971)	4,579	6,341
Depreciation expense	1,489	—	—
Distributions to other investors	(2,326)	(5,908)	(6,319)

(Loss) income from investments accounted for
under the profit-sharing method	$(12,808)	$(1,329)	$22

We currently apply the profit-sharing method to two transactions that occurred in 2006 where we sold a majority interest in two separate entities related to a partially developed condominium project as we provided guarantees to support the operations of the entities for an extended period of time.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was $3.9 million, $47.1 million and $(13.3) million in 2009, 2008 and 2007, respectively. Our effective tax benefit (provision) rate was 3.3%, 12.6% and (122.8)% in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, our net deferred tax liabilities were zero and $2.8 million, respectively, and at December 31, 2009 and 2008, we had a total valuation allowance against deferred tax assets of $167.2 million and $138.8 million, respectively. The effective tax rate in 2008 is significantly impacted by the increase in the valuation allowance as of December 31, 2008 as we determined that as of the end of 2008, we are no longer able to conclude that it is more likely than not that net deferred tax assets will be realized. In 2009 and 2008, the effective tax rate was significantly impacted by the write-off of goodwill that was partially non-deductible for tax purposes.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary sold in 2009, 22 communities sold in 2009, one community closed in 2009, our Trinity subsidiary which ceased operations in 2008 and two communities which were sold in 2008, and for which we have no continuing involvement.

The following amounts related to those communities and businesses have been segregated from continuing operations and reported as discontinued operations.

	For the Years Ended December 31,
(In thousands)	2009	2008	2007

Revenue	$107,644	$170,430	$170,530
Expenses	(113,644)	(231,834)	(208,884)
Impairments	(72,524)	(18,748)	(56,729)
Other (expense) income	(15,871)	(15,900)	231
Gain on sale of real estate	74,124	1,094	—
Income taxes	—	(427)	24,340
Extraordinary loss, net of tax	—	(22,131)	—

Loss from discontinued operations	$(20,271)	$(117,516)	$(70,512)

Due to the valuation allowance on net deferred tax assets, no benefit for income taxes was allocated to discontinued operations for 2009.

Germany’s loss, included in discontinued operations, was $81.1 million for 2009 which included an impairment charge of $49.9 million. Greystone’s income includes $23.7 million of gain related to its sale.

In addition, in 2009, we sold 21 non-core assisted living communities, located in 11 states, to Brookdale Senior Living, Inc. for an aggregate purchase price of $204 million. At closing, we received approximately $59.6 million in net proceeds after we paid or the purchaser assumed approximately $134.1 million of mortgage loans, the posting of required escrows, various prorations and adjustments, and payments of expenses by us, generating a gain of $48.9 million. This gain was after a reduction of $5.0 million related to potential future indemnification obligations which expire in November 2010.

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

Segment Analysis — 2009 Compared to 2008

Overview

Effective in 2009, we changed our operating segments. In 2008, we reported four operating segments: domestic operations, international operations (Canada and the United Kingdom), Germany and Greystone. We now have six operating segments for which operating results are regularly reviewed by our chief operating decision makers. We continue to evaluate our business and our presentation of the various segments that comprise our business. Accordingly, in the future we may change and/or refine our operating segments to present meaningful information to our chief operating decision makers.

The following analysis compares the 2009 operating results of our segments to the 2008 operating results. Due to the changes to our segments in 2009, a comparison to 2007 results by segment was not practical. Refer to Note 18 for additional information on our segments.

North American Management

Revenue within the North American Management segment is comprised of management fees, resident fees from our New York Dignity and Fountains Home Health operations and reimbursed costs incurred on behalf of managed communities. Revenue was $1,106.0 million in 2009 compared to $1,190.0 million in 2008, a decrease of $84.0 million or 7.1%. Management fees decreased $22.0 million due to the termination of management contracts, lower occupancy and management fees related to the Fountains venture. Reimbursed costs incurred on behalf of the managed communities decreased $64.5 million due to significantly fewer communities in 2009 than 2008.

Operating expense within the North American Management segment is comprised of costs to operate the management company, community expense to operate the New York Dignity and Fountains Home Health operations and costs incurred on behalf of managed communities. Operating expense was $1,072.9 million in 2009 compared to $1,263.2 million in 2008, a decrease of $190.3 million or 15.1%. The decrease was primarily due to the impairment charge of $121.6 million related to all the goodwill from the acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. In addition, general and administrative costs decreased

$20.9 million and costs incurred on behalf of managed communities decreased $57.2 million from 2008 due to significantly fewer communities in 2009 than 2008.

Overall, income before benefit from income taxes and discontinued operations in 2009 was $37.1 million, an increase of $109.4 million from the prior year. However, although favorable, the 2009 income from operations does not reflect unallocated expenses that reside in our unallocated corporate and eliminations segment, which reported a loss from operations of $79.8 million in 2009.

North American Development

Revenue within the North American Development segment is comprised of professional fees from development, marketing and other. Revenue was $6.6 million in 2009 compared to $27.4 million in 2008, a decrease of $20.8 million or 75.9%. The decrease was due to the wind down of development activity in North America during 2009.

Operating expense within the North American Development segment is comprised of costs to develop Sunrise communities. Operating expense was $65.7 million in 2009 compared to $142.9 million in 2008, a decrease of $77.2 million or 54.0%. The decrease was primarily due to write-off of capitalized projects costs. The write-off of North American capitalized projects was $15.4 million in 2009 compared to $97.6 million in 2008 resulting in an $82.2 million decrease. Our development expense decreased $12.1 million in 2009 due to decreased development activity. These decreases were offset by an increase of $23.0 million in impairment of land parcels.

Loss before benefit from income taxes and discontinued operations in 2009 was $53.7 million, a decrease of $58.4 million from the prior year for reasons described above.

Equity Method Investments

Equity Method Investments revenue consists primarily of transaction fees earned in the United Kingdom related to joint venture capital transactions. Revenue was $2.2 million in 2009 compared to $2.3 million in 2008, a decrease of $0.1 million or 4.3%. Revenue remained relatively unchanged.

Equity Method Investments expenses consists primarily of operating expenses associated with our ventures. Operating expense was $7.0 million in 2009 compared to $29.2 million in 2008, a decrease of $22.2 million or 76.0%. Other operating expenses were $6.3 million in 2009 compared to $19.6 million in 2008. The primary reasons for the decrease of $13.3 million were a decrease of $7.2 million in bonus expense related to our UK venture and a $3.3 million decrease in salaries and restructuring costs related to our cost reduction program. Impairment expense decreased $6.4 million due the impairment of land in 2008.

Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities was ($13.8) million in 2008 and $5.7 million in 2009, an increase of $19.5 million. Refer to Sunrise’s Share of Earnings (Losses) and Return on Investment in Unconsolidated Communities for a detailed discussion of this increase.

Income before benefit from income taxes and discontinued operations in 2009 was $1.1 million, an increase of $41.1 million for reasons discussed above.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $350.1 million in 2009 compared to $340.8 million in 2008, an increase of $9.3 million or 2.7%. The increase was due to the addition of three Canadian communities and one domestic community during 2008 and an increase in the average daily rate. The increase was partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our communities. Operating expense was $369.7 million in 2009 compared to $373.9 million in 2008, a decrease of $4.2 million or 1.1%. Community expense increased $5.7 million in 2009 due to the opening of four additional communities during 2008 and increased labor costs partially offset by reductions in food and repairs and maintenance. The increase was offset by a decrease in impairment expense of $12.9 million.

Loss before benefit from income taxes and discontinued operations in 2009 was ($16.7) million, a decrease of $24.0 million from the prior year. The change was primarily due to a decrease of $13.5 million in the income from operations discussed above and a decrease of $12.4 million in foreign exchange gains related to our Canadian communities.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. Operating revenue was $27.6 million in 2009 compared to $32.8 million in 2008. The decrease of $5.2 million was primarily due to a $12.1 million decrease in professional fees from development, marketing and other as we wound down development in the United Kingdom during 2009. This decrease was offset by an increase in management fees and reimbursed costs incurred on behalf of managed communities of $6.8 million due to the opening of seven communities in 2009 and the continued lease up of communities that opened in 2008.

United Kingdom operating expenses consist primarily of development expense and other operating expenses. Development expense was $1.7 million in 2009 compared to $4.3 million in 2008. This decrease of $2.6 million was due to the winding down of development activity during 2009. Other operating expenses increased $2.3 million to $25.0 million in 2009 from $22.7 million in 2008 primarily due to an increase in costs incurred on behalf of managed communities due to the opening of seven communities in 2009 and the continued lease up of communities that opened in 2008.

Overall, loss before benefit from income taxes and discontinued operations in 2009 was ($0.9) million, a decrease of $3.8 million from the prior year for reasons discussed above.

German Management Company

German Management Company operating revenue consists of management fees in 2009 and management fees and reimbursed costs incurred on behalf of managed communities in 2008. Operating revenue was $1.7 million in 2009 compared to $11.1 million in 2008. The decrease in revenues of $9.4 million was primarily the result of consolidating the German communities in 2009 and no longer recognizing reimbursed costs incurred on behalf of managed communities in this line item.

German Management Company operating expenses consist primarily of other operating expenses. Operating expenses were $5.1 million in 2009 compared to $15.5 million in 2008. The decrease of $10.4 million was primarily the result of consolidating the German communities in 2009 and no longer recognizing costs incurred on behalf of managed communities and downsizing the German Management Company due to the decision to discontinue operations in Germany.

Loss before benefit from income taxes and discontinued operations in 2009 was ($4.1) million, an increase of $1.9 million from the prior year. The change was primarily due to an increase of $1.0 million in the income from operations discussed above and a decrease of $3.2 million in foreign exchange gains.

Unallocated Corporate and Eliminations

Revenue within the Unallocated Corporate and Eliminations segment is comprised of the elimination of the Wholly Owned/Leased management and design fees. Revenue was ($30.1) million in 2009 compared to ($33.5) million in 2008, a decrease of $3.4 million or 10.1%. The decrease is due to lower occupancy and minimal design fees in 2009.

Operating expense within the Unallocated Corporate and Eliminations segment is comprised of overhead costs not directly attributable to an operating segment, elimination of the Wholly Owned/Leased management fee expense and the costs from our insurance entities. Operating expense was $48.7 million in 2009 compared to $66.5 million in 2008, a decrease of $17.8 million or 26.8%. General and administrative decreased $32.1 million in 2009 primarily due to a reduction in salaries, professional and legal fees. The decrease was partially offset by an increase of $19.0 million in restructuring costs associated with our plan to reduce overhead costs.

Overall, the loss before benefit from income taxes and discontinued operations in 2009 was ($79.8) million, a decrease of $29.6 million from the prior year due to the changes in income from operations discussed above.

Liquidity and Capital Resources

Overview

We had $39.3 million and $29.5 million of unrestricted cash and cash equivalents at December 31, 2009 and December 31, 2008, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility. As a result, during 2009, we have financed our operations primarily with cash generated from operations and sales of assets, including the sale of our Greystone subsidiary, the sale of our Aston Gardens equity interest and the sale of 21 communities.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of these assets would be split equally between us, the mortgage holder and the lenders under the Bank Credit Facility.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next 12 months. We have undertaken efforts to reduce expenses and preserve liquidity including; (i) significantly reducing operating costs; (ii) seeking to restructure the terms of our indebtedness including extension of scheduled maturity dates; and (iii) pursuing sales of selected assets. No assurance can be given that we will be successful in achieving any of these efforts.

As of December 31, 2009, we have no projects under development and we do not currently have plans to commence any new projects. We will reconsider future development when market conditions stabilize and the cost of capital for development projects is in line with projected returns.

Debt and Bank Credit Facility

Debt

At December 31, 2009, we had $440.2 million of outstanding debt as follows (in thousands):

	December 31,	December 31,
	2009	2008

Community mortgages	$112,660	$241,851
German communities(1)	198,680	185,901
Bank Credit Facility	33,728	95,000
Land loans	33,327	37,407
Other	25,557	30,655
Variable interest entity	23,225	23,905
Margin loan (auction rate securities)	13,042	21,412

	$440,219	$636,131

(1)	The face amount of the debt related to the German communities was $215.2 million at December 31, 2009. Excludes $10.5 million of accrued interest on the German debt as of December 31, 2009 which is reflected in Liabilities associated with German assets held for sale on our consolidated balance sheet.

Principal maturities of debt at December 31, 2009 are as follows (in thousands):

		Mortgages,		Variable	Germany
	Bank Credit	Wholly-Owned	Land	Interest	Venture
	Facility	Properties	Loans	Entity Debt	Debt(1)	Other	Total

Past due	$—	$1,398	$27,107	$1,365	$1,723	$—	$31,593
2010	33,728	76,278	6,220	715	71,655	38,599	227,195
2011	—	34,984	—	740	95,590	—	131,314
2012	—	—	—	775	29,712	—	30,487
2013	—	—	—	810	—	—	810
2014	—	—	—	840	—	—	840
Thereafter	—	—	—	17,980	—	—	17,980

	$33,728	$112,660	$33,327	$23,225	$198,680	$38,599	$440,219

Along with contractual maturities due in 2010, debt that is in default is also reflected in current portion of long term debt.

Debt that is in default at December 31, 2009 consists of the following (in thousands):

December 31,
2009

German communities	$198,680
Community mortgages	36,382
Variable interest entity	23,225
Land loans	33,327
Other	25,557

$317,171

The German debt is in default as we stopped making principal and interest payments in 2009. The remaining debt is in default as we have failed to comply with various financial covenants. On February 12, 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt to no earlier than December 2, 2010; (iii) provided for an additional $5.0 million principal payment on or before July 31, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

For debt that is not in default, we have scheduled debt maturities as of December 31, 2009 as follows (in thousands):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010	Thereafter	Total

Bank Credit Facility	$—	$—	$—	$33,728	$—	$33,728
Community mortgages	—	41,773	—	34,505	—	76,278
Margin loan (auction rate securities)	—	—	—	13,042	—	13,042

	$—	$41,773	$—	$81,275	$—	$123,048

Germany Venture

We own nine communities (two of which have been closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($72.0 million at December 31, 2009), has a stipulated release price for each community. With respect to the remaining five communities, we have provided guarantees to the lenders for the payment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. However, in connection with the German debt restructuring, we have settled with this lender. The face amount of the total debt related to the German communities, excluding accrued but unpaid interest, at December 31, 2009 is $215.2 million. We also had accrued interest of $10.5 million and $0.6 million at December 31, 2009 and 2008, respectively, related to this debt.

At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. We have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans. The standstill agreements stipulate that neither party will commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $131.1 million. The binding term sheet contemplates that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 83.5 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We have issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets until such time as all consideration is exchanged upon the execution of the definitive documentation. In addition, we will grant mortgages for the benefit of all electing lenders on the liquidating trust. Following the first execution of the definitive documentation for the restructuring, we will continue to pursue the sale of the mortgaged properties and distribute the net sale proceeds to the electing lenders.

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $58.3 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $58.3 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments.

In addition, we have been marketing for sale the German assisted living communities subject to loan agreements with the electing lenders and will remain responsible for all costs of operating, preserving and maintaining these communities until the earlier of either their sale or December 31, 2010. In 2009, we engaged a broker to assist in the sale of the nine German communities and at that time, classified the German assets as held for sale. As the book value of the majority of the assets was in excess of their fair value less estimated costs to sell, we recorded a charge of $49.9 million in 2009 which is included in discontinued operations.

The closing of the transaction, including the execution of the definitive documentation, the release of claims and the issuance of Sunrise common stock, was conditioned upon receipt of consent for the transaction from Bank of America, N.A., as the administrative agent under our Bank Credit Facility, which consent was received. In accordance with the binding term sheet, definitive documentation was to be executed as soon as reasonably possible (but no later than 40 days) after the receipt of such required consent. In December 2009, we extended the execution of the definitive documentation to allow the parties additional time to complete the definitive documentation. We expect to complete this process by the end of February 2010.

At December 31, 2009, we continue to be liable under operating deficit and repayment guarantees for two communities which are not part of the restructuring. In addition, we were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in early 2010. We expect to recognize a gain of $0.7 million on the sale in 2010.

Mortgage Financing

In 2008, 16 of our wholly owned subsidiaries incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Capmark”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans. Shortly after the closing, Capmark assigned the mortgage loans to Fannie Mae. Variable monthly interest payments were in an amount equal to (i) one third (1/3) of the “Discount” (which was the difference between the loan amount and the price at which Fannie Mae was able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12).

In connection with the mortgage loans, we entered into interest rate protection agreements that provided for payments to us in the event the LIBOR rate exceeded 5.6145%. These loans and interest rate protection agreements were either assigned to the buyer of 15 of the 16 communities in 2009 or paid off in connection with that closing.

Also in 2009, mortgage loans of $32.2 million were either assigned to the purchaser or repaid in conjunction with the sale of the underlying assets.

Bank Credit Facility

In 2009, we entered into various amendments to our Bank Credit Facility. These amendments, among other things:

•	extended the maturity date to December 2, 2010;

•	removed all existing financial covenants other than the minimum liquidity covenant;

•	renewed existing letters of credit;

•	modified the minimum liquidity covenant to not less than $10.0 million of unrestricted cash on hand the last day of the month;

•	modified the restriction on the disposal of assets to include disposition of certain assets as long as 50% of the net sale proceeds are allocated to the lenders; and

•	permanently reduced the commitment after future principal repayments or cancellation of letters of credit.

Total amendment fees paid were $1.4 million. Principal payments of $61.3 million were made during 2009 in accordance with these amendments. In addition, $20.0 million was placed into a collateral account for the benefit of other creditors from the proceeds of the sale of 21 communities. $6.2 million of cash was used to satisfy the obligations of other creditors and $13.8 million remains in the collateral account at December 31, 2009. This amount is included in restricted cash in the consolidated balance sheets.

We have no borrowing availability under the Bank Credit Facility. We have $19.4 million of letters of credit outstanding under the Bank Credit Facility at December 31, 2009.

Other Debt

Sunrise ventures have total debt of $3.7 billion with near-term scheduled debt maturities of $0.3 billion in 2010. Of this $3.7 billion of debt, there is long-term debt that is in default of $0.7 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit and completion guarantees to the lenders or ventures. We have operating deficit or completion guarantee agreements with respect to ventures in which we are obligated for total debt of $1.1 billion or 30% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to make payments of principal and interest on such venture debt that might become due as a result of acceleration of such indebtedness. We have minority non-controlling interests in these ventures.

Certain of these ventures have financial covenants that are based on the consolidated results of Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. These events of default could allow the financial institutions who have extended credit to seek acceleration of the loans.

Guarantees

We have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to ventures to fund operating shortfalls. The terms of the guarantees match the term of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities. We have no projects under construction at December 31, 2009.

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2009 and fundings during 2009 are as follows (in thousands):

		ASC	ASC		Fundings
		Guarantee	Contingencies	Total	From
		Topic Liability	Topic Liability	Liability	January 1,
		for Future	for Future	for Future	2009
	Maximum Potential	Fundings at	Fundings at	Fundings at	Through
	Amount of Future	December 31,	December 31,	December 31,	December 31,
Guarantee Type	Fundings	2009	2009	2009	2009

Operating deficit	Uncapped	$323	$500	$823	$—
Other	—	—	—	—	125

Total		$323	$500	$823	$125

Senior Living Condominium Project

In conjunction with the sale of a majority interest in one condominium venture and one assisted living venture discussed in Note 6, we are obligated to fund operating shortfalls. The weak economy in the Washington, D.C. area has resulted in lower condominium sales than forecasted and we have funded $3.5 million under the guarantees through December 31, 2009. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. We are in discussions with the lender on these matters.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.1 million at December 31, 2009). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.2 billion at December 31, 2009. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2009, the remaining liability under this obligation is $44.3 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. See Note 14 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of debt, equity investments in unconsolidated entities and future minimum lease payments at December 31, 2009 are as follows (in thousands):

	Payments due by period
					More
		Less Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt Obligations
Debt	$406,491	$225,060	$161,801	$1,650	$17,980
Bank Credit Facility	33,728	33,728	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	398,504	61,196	115,031	74,757	147,520
Purchase Obligations(1)	—	—	—	—	—
Other Long-Term Liabilities(2)
Equity investments in unconsolidated entities	3,724	3,724	—	—	—

Total	$842,447	$323,708	$276,832	$76,407	$165,500

(1)	We have various standing or renewable contracts with vendors. These contracts are all cancellable with minimal or no cancellation penalties. Contract terms are generally one year or less.

(2)	In addition to the obligations in the table above, approximately $19 million of unrecognized tax benefits have been recorded as liabilities and we are uncertain as to if or when such amounts may be settled.

Cash Flows

Our primary sources of cash from operating activities are from management fees, from monthly fees and other billings from services provided to residents of our consolidated communities and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities, general and administrative expenses and restructuring expenses. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement of these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

Net cash provided by (used in) operating activities was $33.4 million and $(123.9) million in 2009 and 2008, respectively. During 2009, net working capital provided cash of $32.5 million as opposed to using cash of $63.2 million in 2008. Discontinued operations provided cash of $2.1 million in 2009 as compared to using cash of $39.9 million in 2008.

Net cash (used in) provided by operating activities was $(123.9) million and $128.5 million in 2008 and 2007, respectively. During 2008, net working capital used cash of $63.2 million as opposed to providing cash of $5.0 million in 2007. In 2008, the use of cash primarily relates to the payment of accounts payable and other accrued expenses. In addition, distributions of earnings from unconsolidated subsidiaries were $134.0 million less in 2008 as compared to 2007. Discontinued operations used cash of $39.9 million in 2008 as compared to providing cash of $64.1 million in 2007.

Net cash provided by (used in) investing activities was $84.4 million and $(172.5) million in 2009 and 2008, respectively, an increase of $256.9 million. The increase in cash provided by investing activities was primarily due to a decrease of $206.6 million in capital expenditures and condominium fundings, an increase in cash provided by discontinued operations of $140.9 million as the result of asset sale proceeds and a decrease in investments in unconsolidated communities of $16.0 million. These increases in cash were partially offset by a decrease of $52.1 million of proceeds from the disposition of assets and increase in restricted cash of $71.2 million.

Net cash used in investing activities was $172.5 million and $248.5 million in 2008 and 2007, respectively, a decrease of $76.0 million. In 2008, we slowed our development pace resulting in a decrease in capital expenditures from $237.6 million in 2007 to $173.5 million in 2008. During 2008, we funded $57.9 million for our senior living condominium project, with no corresponding outflow in 2007. In 2008, we had no asset acquisitions, compared to $49.9 million in 2007. Restricted cash decreased by approximately $41.0 million in 2008 compared to 2007 due in part to the net purchase of $38.9 million of auction rate securities using restricted cash in our insurance captive and due to refunds made to our venture partners from changes to our self insurance liabilities from reassessment of the actuarial liabilities.

Net cash (used in) provided by financing activities was $(108.0) million and $187.7 million for 2009 and 2008, respectively, a decrease of $295.7 million. This decrease was primarily due to a decrease in net borrowings of long-term debt of $93.4 million, a decrease in net borrowings of debt related to discontinued operation of $144.8 million and repayments of $61.3 million under our Bank Credit Facility as compared to repayments of $5.0 million in 2008.

Net cash provided by financing activities was $187.7 million and $176.3 million in 2008 and 2007, respectively, resulting primarily from $9.9 million in net increased borrowings. The significant sources of new financing in 2008 were new mortgage debt related to 16 of our wholly-owned subsidiaries ($106.7 million), 15 of which were sold in 2009 and the mortgage proceeds from 2008 are included in discontinued operations, construction debt for one community under development ($31.2 million), and a margin loan collateralized by auction rate securities ($21.4 million).

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

Maturity Date	Fixed Rate	Variable Rate
Through December 31,	Debt	Debt

2010	$1,365	$257,423
2011	—	131,314
2012	—	30,487
2013	—	810
2014	—	840
Thereafter	—	17,980

Total Carrying Value	$1,365	$438,854

Average Interest Rate	6.7%	2.9%

Estimated Fair Market Value	$1,365	$375,614

At December 31, 2009, we had approximately $438.9 million of floating-rate debt at a weighted average interest rate of 2.85%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. A one-percent change in interest rates would increase or decrease annual interest expense by approximately $4.4 million based on the amount of floating-rate debt at December 31, 2009. A five-percent change in interest rates would increase or decrease annual interest expense by approximately $21.9 million based on the amount of floating-rate debt at December 31, 2009.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuation; however, we may pursue hedging alternatives in the future. At December 31, 2009, our wholly owned subsidiaries have net U.S. dollar equivalent monetary liabilities denominated in foreign currency of $60.7 million, $2.1 million and $18.7 million in Canadian dollars, British pounds and Euros, respectively. We recorded $6.7 million, net, in exchange gains in 2009 ($8.0 million in gains related to the Canadian dollar and $(0.6) million and $(0.7) million in losses related to the Euro and British pound, respectively).

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

Impairment of Intangible Assets, Long-Lived Assets and Investments in Ventures

Intangibles and long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured at the lowest level of cash flows which is typically at the community or land parcel level, by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life.

Assumptions and Approach Used.  We estimate the fair value of an intangible asset, or asset group based on market prices (i.e., the amount for which the intangible asset or asset group could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, cost of capital, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

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

In 2009, we recorded certain land parcels held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, market knowledge and broker opinions of value to determine fair value. As the carrying value of some of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $4.5 million which is included in operating expenses under impairment of long-lived assets.

In 2009, we recorded impairment charges of $24.9 million related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We also recorded impairment charges of $24.9 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, recent sale and a cost of capital rate to the communities’ average net income to estimate fair value of all of these assets. The charges are included in operating expenses under impairment of long-lived assets.

In 2009, upon designation of the German assets as held for sale, we recorded the assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, during 2009 we recorded a charge of $49.9 million which is included in discontinued operations.

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

Assumptions and Approach Used.  The assumptions and approach for the evaluation of the individual long-lived assets inside the venture are described above. Our approach for evaluation of an investment in a venture would be based on market prices, when available, or an estimate of the fair value using the market approach. The assumptions and related risks are identical to those used for goodwill, intangible assets and long-lived assets described above.

In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. We determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million. In addition, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements.

In 2008, we wrote-down our equity investments in our Fountains and Aston Gardens ventures by $10.7 million and $4.8 million, respectively.

In 2007, we wrote-down equity investments in four unconsolidated ventures. The majority of the charge related to our investment in Aston Gardens, a venture which acquired six senior living communities in Florida in September 2006. In 2007 and into 2008, the operating results of the Aston Garden communities suffered due to adverse economic conditions in Florida for independent living communities including a decline in the real estate market. These operating results were insufficient to achieve compliance with the debt covenants for the mortgage debt for the properties. In July 2008, the venture received notice of default from the lender of $170.0 million of debt obtained by the venture at the time of the acquisition in September 2006. Later in July 2008, we received notice from our equity partner alleging a default under our management agreement as a result of receiving the notice from the lender. This debt is non-recourse to us, except for monthly principal payments during the term of the debt. Based on our assessment, we determined that our investment was impaired and as a result, we recorded a pre-tax impairment charge of approximately $21.6 million in the fourth quarter of 2007.

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

We have self-insured a portion of the Self-Insured Risks through a wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (“Sunrise Captive”). Sunrise Captive issues policies of insurance to and receives premiums from Sunrise that are reimbursed through expense allocation to each operated community and us. Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

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

Assumptions and Approach Used for Self-Insured Risks.  We record outstanding losses and expenses for the Self-Insured Risks and for our health and dental plans based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2009, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined. While a single value is recorded on Sunrise’s balance sheet, loss reserves are based on estimates of future contingent events and as such contain inherent uncertainty. A quantification of this uncertainty would reflect a range of reasonable favorable and unfavorable scenarios. Sunrise’s annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

Sensitivity Analysis for Self-Insured Risks.  The recorded liability for Self-Insured Risks was approximately $100 million at December 31, 2009. The expected liability is based on a 50% confidence level. If we had used a 75% confidence level, the recorded liability would be approximately $17 million higher. If we had used a 90% confidence level, the recorded liability would be approximately $35 million higher.

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

Sensitivity Analysis for Self-Insured Health and Dental Plan Costs.  The liability for self insured incurred but not yet reported claims for the self insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $13.0 million and $12.9 million at December 31, 2009 and 2008, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2009, but actual claims may differ. We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

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

Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2009-17 (ASU 2009-17) Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 establishes a qualitative approach to the determination of the primary beneficiary of a VIE based on controlling financial interest in a variable interest entity that replaces the previous quantitative approach. However, ASU 2009-17 does not eliminate the need to perform a quantitative analysis in applying other provisions of the ASC Consolidations topic, including the determination of VIE status. Upon adoption of ASU 2009-17, we must reconsider our consolidation conclusions for all entities with which we are involved. Additionally, ASU 2009-17 eliminates the primary beneficiary reconsideration concept and effectively requires continuous evaluation as to the determination of the primary beneficiary as facts and circumstances change. We do not believe ASU 2009-17 will have a material impact on our consolidated financial position, results of operations or cash flows. Considering that we will need to perform quantitative analysis for VIE determination under ASU 2009-17, we will continue to make estimates and assumptions referred to above.

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

ASC Income Tax Topic requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by as a likelihood of more than 50 percent) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is “more likely than not” the deferred tax assets will not be realized, we would be required to establish a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. ASC Income Tax Topic states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

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

We have experienced significant losses in the last three years. As indicated above, in making our assessment of the realizability of tax assets we assess reversing temporary differences, available tax planning strategies and estimates of future taxable income. We more heavily weight recent financial reporting losses and, accordingly, as of December 31, 2009 have given little or no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences. Tax planning strategies have been considered historically but due to the significant net operating loss carryforwards as of December 31, 2009 we have not considered such strategies to be reasonably viable. As a result of changes in judgment on the realizability of future tax benefits, a valuation allowance was established on all deferred tax assets net of reversing deferred tax liabilities.

At December 31, 2009 and 2008, our deferred tax assets, net of the valuation allowances of $167.2 million and $138.8 million, respectively, were $117.2 million and $112.9 million, respectively. At December 31, 2009 and 2008, our deferred tax liabilities were $117.2 million and $115.7 million, respectively, and therefore the net deferred tax liabilities recorded were zero and $2.8 million as of December 31, 2009 and 2008, respectively.

A return to profitability by us in future periods may result in a reversal of the valuation allowance relating to certain recorded deferred tax assets.

Liability for Possible Tax Contingencies

Liabilities for tax contingencies are recognized based on the requirements of ASC Income Tax Topic. This topic requires us to analyze the technical merits of our tax positions and determine the likelihood that these positions will be sustained if they were ever examined by the taxing authorities. If we determine that it is unlikely that our tax positions will be sustained, a corresponding liability is created and the tax benefit of such position is reduced for financial reporting purposes.

Evaluation and Nature of Estimates Required.  The evaluation of a tax position is a two-step process. The first step in the evaluation process is recognition. The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.

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

Interest and Penalties.  We are also required to accrue interest and penalties that, under relevant tax law, we would incur if the uncertain tax positions ultimately were not sustained. Accordingly, interest would start to accrue for financial statement purposes in the period in which it would begin accruing under relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would be accrued in the first period in which the position was taken on a tax return that would give rise to the penalty.

Assumptions.  In determining whether a tax benefit can be recorded, we must make assessments of a position’s sustainability and the likelihood of ultimate settlement with a taxing authority. Changes in our assessments would cause a change in our recorded position and changes could be significant. As of December 31, 2009 and 2008, we had recorded liabilities for possible losses on uncertain tax positions including related interest and penalties of $6.4 million and $4.6 million, respectively.

Accounting for Financial Guarantees

When we historically entered into guarantees in connection with the sale of real estate, we were prevented from initially either accounting for the transaction as a sale of an asset or recognizing in earnings the profit from the sale transaction. For guarantees that are not entered into in conjunction with the sale of real estate, we recognize at the inception of a guarantee or the date of modification, a liability for the fair value of the obligation undertaken in issuing a guarantee which require us to make various assumptions to determine the fair value. On a quarterly basis, we review and evaluate the estimated liability based upon operating results and the terms of the guarantee. If it is probable that we will be required to fund additional amounts than previously estimated, a loss is recorded. Fundings that are recoverable as a loan from a venture are considered in the determination of the loss recorded. Loan amounts are evaluated for impairment at inception and then quarterly.

Assumptions and Approach Used.  We calculate the estimated loss based on projected cash flows during the remaining term of the guarantee. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, cost of capital, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

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

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not fully predictable. Various legal actions, claims and proceedings are pending against us, some for specific matters described in Note 14 to the financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we are not able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses.

New Accounting Standards

We adopted the following provisions of the ASC at the beginning of 2009:

We adopted new provisions of ASC Fair Value Measurements Topic for non-financial assets and liabilities. We had previously adopted the other provisions of fair value measurement for financial assets and liabilities beginning in 2008. The provisions are required to be applied prospectively as of the beginning of the first fiscal year in which the provisions are applied. Adoption of these provisions of the ASC did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted new provisions of the ASC Business Combination Topic beginning in 2009. These provisions require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs are no longer to be included in the measurement of the business acquired and instead should be expensed as incurred. These provisions apply prospectively to business combinations occurring in or after January 2009.

We adopted new provisions of the ASC Consolidation Topic. These provisions establish new accounting and reporting requirements for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these provisions require the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is now included in consolidated net income on the face of the income statement. The provisions also clarify that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. In addition, the provisions require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The provisions also include expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Adoption of the provisions under the Consolidation Topic regarding non-controlling interests on January 1, 2009 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted provisions of the ASC Derivative and Hedging Topic which provides guidance on certain disclosures about credit derivatives and certain guarantees. Adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted provisions of the ASC Investments — Equity Method and Joint Venture Topic. The intent of these provisions is to clarify the accounting for certain transactions and impairment considerations related to equity method investments. The adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In the second quarter of 2009, we adopted the following provisions of the ASC, none of which had a material impact on our reported consolidated financial position, results of operations or cash flows:

ASC Investments — Debt and Equity Securities Topic modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and non-credit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

ASC Financial Instruments Topic requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to these provisions, the fair values of those assets and liabilities were disclosed only once each year. With the adoption of these provisions, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.

ASC Fair Value Measurements Topic clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. These provisions also reaffirm the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. They also reaffirm the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.

ASC Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.

In the third quarter of 2009, we adopted the ASC as the single source of authoritative nongovernmental generally accepted accounting principles. The adoption of the ASC did not have a material impact on our consolidated financial position, results of operations or cash flows.

In the third quarter of 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurement Topic by providing additional guidance clarifying the measurement of liabilities at fair value including how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for us for the fourth quarter of 2009. ASU 2009-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Future Adoption of Accounting Standards

In the second quarter 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires an analysis to be performed to determine whether a variable interest entity gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 is effective for us January 1, 2010. We do not believe that ASU 2009-17 will have a material impact on our consolidated financial position, results of operations or cash flows.

In the fourth quarter of 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASU 605-25. It no longer requires third party evidence. ASU 2009-13 is effective for us for the year beginning January 1, 2011. We are currently evaluating whether ASU 2009-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 8.	Financial Statements and Supplementary Data

The following information is included on the pages indicated:

Page

Sunrise Senior Living, Inc.
Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets	68
Consolidated Statements of Operations	69
Consolidated Statements of Changes in Stockholders’ Equity	70
Consolidated Statements of Cash Flows	71
Notes to Consolidated Financial Statements	72
PS UK Investment (Jersey) LP*
PS Germany Investment (Jersey) LP*
AL US Development Venture, LLC*
Sunrise Aston Gardens Venture, LLC*

*	To be filed by amendment as soon as these financial statements become available.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 10 to the accompanying consolidated financial statements, the Company’s Bank Credit Facility expires on December 2, 2010, unless further extended. The Company cannot borrow under the Bank Credit Facility and the Company has significant debt maturing in 2010 which it does not have the ability to repay. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 24, 2010

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$39,283	$29,513
Accounts receivable, net	37,304	54,842
Income taxes receivable	5,371	30,351
Due from unconsolidated communities	19,673	45,255
Deferred income taxes, net	23,862	25,341
Restricted cash	39,365	37,392
Assets held for sale	40,658	49,076
German assets held for sale	104,720	—
Prepaid expenses and other current assets	30,198	33,138

Total current assets	340,434	304,908
Property and equipment, net	288,056	681,352
Due from unconsolidated communities	13,178	31,693
Intangible assets, net	53,024	70,642
Goodwill	—	39,025
Investments in unconsolidated communities	64,971	66,852
Investments accounted for under the profit-sharing method	11,031	22,005
Restricted cash	110,402	123,772
Restricted investments in marketable securities	20,997	31,080
Other assets, net	8,496	10,228

Total assets	$910,589	$1,381,557

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$207,811	$377,449
Outstanding draws on bank credit facility	33,728	95,000
Debt relating to German assets held for sale	198,680	—
Accounts payable and accrued expenses	138,032	184,144
Liabilities associated with German assets held for sale	12,632	—
Due to unconsolidated communities	2,180	914
Deferred revenue	5,364	7,327
Entrance fees	33,157	35,270
Self-insurance liabilities	41,975	35,317

Total current liabilities	673,559	735,421
Debt, less current maturities	—	163,682
Investment accounted for under the profit-sharing method	—	8,332
Guarantee liabilities	823	13,972
Self-insurance liabilities	58,225	68,858
Deferred gains on the sale of real estate and deferred revenues	21,865	88,706
Deferred income tax liabilities	23,862	28,129
Other long-term liabilities, net	106,021	126,543

Total liabilities	884,355	1,233,643

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 55,752,217 and
50,872,711 shares issued and outstanding, net of 401,353 and 342,525 treasury shares, at December 31, 2009 and 2008, respectively	558	509
Additional paid-in capital	474,158	458,404
Retained loss	(460,971)	(327,056)
Accumulated other comprehensive income	8,302	6,671

Total stockholders’ equity	22,047	138,528

Noncontrolling interests	4,187	9,386

Total equity	26,234	147,914

Total liabilities and equity	$910,589	$1,381,557

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007

Operating revenue:
Management fees	$112,467	$131,586	$122,293
Resident fees for consolidated communities	350,278	340,975	323,007
Ancillary fees	45,397	42,535	51,127
Professional fees from development, marketing and other	13,193	44,447	29,546
Reimbursed costs incurred on behalf of managed communities	942,809	1,011,431	956,047

Total operating revenues	1,464,144	1,570,974	1,482,020
Operating expenses:
Community expense for consolidated communities	268,319	257,555	231,780
Community lease expense	59,344	59,843	62,307
Depreciation and amortization	46,629	39,497	42,601
Ancillary expenses	42,457	40,202	53,294
General and administrative	119,905	157,509	183,546
Development expense	12,501	34,134	35,076
Write-off of capitalized project costs	14,879	95,763	28,430
Accounting Restatement, Special Independent Committee inquiry,
SEC investigation and stockholder litigation	3,887	30,224	51,707
Restructuring costs	33,313	24,178	—
Provision for doubtful accounts	13,625	20,077	7,709
Loss on financial guarantees and other contracts	2,053	5,022	22,005
Impairment of owned communities and land parcels	31,685	27,816	7,641
Impairment of goodwill and intangible assets	—	121,828	—
Costs incurred on behalf of managed communities	947,566	1,004,974	956,047

Total operating expenses	1,596,163	1,918,622	1,682,143

Loss from operations	(132,019)	(347,648)	(200,123)
Other non-operating income (expense):
Interest income	1,351	6,267	9,492
Interest expense	(10,301)	(6,709)	(5,179)
Gain (loss) on investments	3,556	(7,770)	—
Other income (expense)	5,773	(20,066)	(5,792)

Total other non-operating income (expense)	379	(28,278)	(1,479)
Gain on the sale and development of real estate and equity interests	21,651	17,374	105,081
Sunrise’s share of earnings (loss) and return on investment
in unconsolidated communities	5,673	(13,846)	107,347
(Loss) income from investments accounted for under the profit-sharing method	(12,808)	(1,329)	22

(Loss) income before benefit from (provision for) income
taxes and discontinued operations	(117,124)	(373,727)	10,848
Benefit from (provision for) income taxes	3,880	47,137	(13,323)

Loss before discontinued operations	(113,244)	(326,590)	(2,475)
Discontinued operations, net of tax	(20,271)	(117,516)	(70,512)

Net loss	(133,515)	(444,106)	(72,987)
Less: (Income) loss attributable to noncontrolling interests, net of tax	(400)	4,927	2,712

Net loss attributable to common shareholders	$(133,915)	$(439,179)	$(70,275)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(2.22)	$(6.48)	$(0.05)
Discontinued operations, net of tax	(0.39)	(2.24)	(1.36)

Net loss	$(2.61)	$(8.72)	$(1.41)

Diluted net loss per common share
Loss before discontinued operations	$(2.22)	$(6.48)	$(0.05)
Discontinued operations, net of tax	(0.39)	(2.24)	(1.36)

Net loss	$(2.61)	$(8.72)	$(1.41)

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Equity
	Shares of	Common	Additional		Other	Attributable
	Common	Stock	Paid-in	Retained	Comprehensive	to Noncontrolling
(In thousands)	Stock	Amount	Capital	Earnings/(Loss)	Income (Loss)	Interests

Balance at January 1, 2007	50,572	$506	$445,275	$182,398	$2,529	$16,515
Net loss	—	—	—	(70,275)	—	(4,470)
Foreign currency translation income, net of tax	—	—	—	—	5,865	—
Sunrise’s share of investee’s other comprehensive loss	—	—	—	—	(100)	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,825)
Investment in noncontrolling interests	—	—	—	—	—	3,210
Deconsolidation of noncontrolling interests	—	—	—	—	—	778
Issuance of restricted stock	88	1	—	—	—	—
Forfeiture or surrender of restricted stock	(103)	(1)	(1,818)	—	—	—
Stock-based compensation expense	—	—	7,020	—	—	—
Tax effect from stock-based compensation	—	—	2,163	—	—	—

Balance at December 31, 2007	50,557	506	452,640	112,123	8,294	10,208
Net loss	—	—	—	(439,179)	—	(8,154)
Foreign currency translation income, net of tax	—	—	—	—	5,583	—
Sunrise’s share of investee’s other comprehensive loss	—	—	—	—	(7,206)	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,343)
Investment in noncontrolling interests	—	—	—	—	—	8,675
Issuance of restricted stock	165	—	(2)	—	—	—
Forfeiture or surrender of restricted or common stock	(211)	(1)	(1,025)	—	—	—
Stock option exercises	361	4	4,162	—	—	—
Stock-based compensation expense	—	—	4,202	—	—	—
Tax effect from stock-based compensation	—	—	(1,573)	—	—	—

Balance at December 31, 2008	50,872	509	458,404	(327,056)	6,671	9,386
Net (loss) income	—	—	—	(133,915)	—	662
Foreign currency translation loss, net of tax	—	—	—	—	(4,813)	—
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	6,324	—
Distributions to noncontrolling interests	—	—	(142)	—	—	(1,341)
Sale of Greystone	—	—	—	—	—	(6,633)
Consolidation of a controlled entity	—	—	—	—	120	2,113
Issuance of common stock	4,175	42	11,064	—	—	—
Forfeiture or surrender of restricted or common stock	(59)	(1)	(116)	—	—	—
Stock option exercises	764	8	1,020	—	—	—
Stock-based compensation expense	—	—	3,928	—	—	—

Balance at December 31, 2009	55,752	$558	$474,158	$(460,971)	$8,302	$4,187

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2009	2008	2007

Operating activities
Net loss	$(133,515)	$(444,106)	$(72,987)
Less: Net loss from discontinued operations	20,271	117,516	70,512
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale and development of real estate and equity interests	(21,651)	(17,374)	(105,081)
Loss (income) from investments accounted for under the profit-sharing method	12,808	1,329	(22)
(Gain) loss on investments	(3,556)	7,770	—
Impairment of long-lived assets, goodwill and intangibles	31,685	149,644	7,641
Write-off of capitalized project costs	14,879	95,763	28,430
Provision for doubtful accounts	13,625	20,077	7,709
Benefit from deferred income taxes	(2,790)	(46,250)	(8,854)
Loss on financial guarantees and other contracts	2,053	5,022	22,005
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(5,673)	13,846	(107,347)
Distributions of earnings from unconsolidated communities	18,998	32,736	166,722
Depreciation and amortization	46,629	39,497	42,601
Amortization of financing costs and debt discount	1,261	575	1,051
Stock-based compensation	3,812	3,176	7,020
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	13,268	12,599	(10,365)
Due from unconsolidated senior living communities	23,997	(18,873)	24,237
Prepaid expenses and other current assets	11,868	40,014	(60,387)
Captive insurance restricted cash	(722)	2,728	(32,930)
Other assets	23,922	32,962	(35,589)
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(35,608)	(88,004)	114,977
Entrance fees	(2,113)	758	(3,586)
Self-insurance liabilities	(3,714)	(22,935)	12,866
Guarantee liabilities	(125)	(21,625)	(5,829)
Deferred revenue and gains on the sale of real estate	1,703	(850)	1,613
Net cash provided by (used in) discontinued operations	2,107	(39,929)	64,079

Net cash provided by (used in) operating activities	33,419	(123,934)	128,486

Investing activities
Capital expenditures	(19,950)	(173,545)	(237,556)
Acquisitions of business assets	—	—	(49,917)
Net funding for condominium projects	(4,963)	(57,935)	—
Dispositions of property	10,758	62,853	60,387
Change in restricted cash	(14,549)	56,661	(23,202)
Purchases of short-term investments	—	(102,800)	(448,900)
Proceeds from short-term investments	15,950	63,950	448,900
Increase in investments and notes receivable	(89,473)	(205,344)	(183,314)
Proceeds from investments and notes receivable	94,968	223,424	220,312
Investments in unconsolidated communities	(6,902)	(22,929)	(29,297)
Distributions of capital from unconsolidated communities	—	—	601
Consolidation of German venture	—	25,557	—
Net cash provided by (used in) discontinued operations	98,534	(42,345)	(6,557)

Net cash provided by (used in) investing activities	84,373	(172,453)	(248,543)

Financing activities
Net proceeds from exercised options	1,028	4,162	—
Additional borrowings of long-term debt	4,969	101,952	129,231
Repayment of long-term debt	(13,561)	(17,131)	(10,515)
Net (repayments) borrowings on Bank Credit Facility	(61,272)	(5,000)	50,000
Distributions to minority interests	(1,341)	(1,344)	(1,180)
Financing costs paid	(590)	(2,467)	—
Net cash (used in) provided by discontinued operations	(37,255)	107,516	8,743

Net cash (used in) provided by financing activities	(108,022)	187,688	176,279

Net increase (decrease) in cash and cash equivalents	9,770	(108,699)	56,222
Cash and cash equivalents at beginning of period	29,513	138,212	81,990

Cash and cash equivalents at end of period	$39,283	$29,513	$138,212

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

Organization

We are a provider of senior living services in the United States, Canada, the United Kingdom and Germany. Founded in 1981 and incorporated in Delaware in 1994, we began with a simple but innovative vision — to create an alternative senior living option that would emphasize quality of life and quality of care. We offer a full range of personalized senior living services, including independent living, assisted living, care for individuals with Alzheimer’s and other forms of memory loss, nursing and rehabilitative care. In the past, we also developed senior living communities for ourselves, for ventures in which we retained an ownership interest and for third parties. Due to current economic conditions, we have suspended all new development.

At December 31, 2009, we operated 384 communities, including 335 communities in the United States, 15 communities in Canada, 27 communities in the United Kingdom and seven communities in Germany, with a total unit capacity of approximately 40,400. Of the 384 communities that we operated at December 31, 2009, 20 were wholly owned, 27 were under operating leases, one was consolidated as a variable interest entity, 201 were owned in unconsolidated ventures and 135 were owned by third parties. During 2009, we opened 23 new communities, with a combined unit capacity of approximately 2,100.

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

Discontinued operations consists of our German communities which we are marketing for sale, 22 communities which were sold in 2009 and for which we have no continuing involvement, one community which was closed in 2009, our Greystone subsidiary which was sold in 2009, our Trinity subsidiary which ceased operations in 2008, and two communities which were sold in 2008 and for which we have no continuing involvement.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. As discussed in more detail in Note 10, our Bank Credit Facility expires on December 2, 2010. At this time, we cannot borrow under the Bank Credit Facility and we have significant debt maturing in 2010. We are seeking waivers with respect to all defaults and are seeking to reach negotiated settlements with our various creditors to preserve our liquidity and to enable us to continue operating. However, these conditions raise substantial doubt about our ability to continue as a going concern.

2.	Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

We consider cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Restricted Cash

We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). We have self-insured a portion of the Self-Insured Risks through our wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance to and receives premiums from us that are reimbursed through expense allocations to each operated community and us. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by the Sunrise Captive of $93.5 million and $94.4 million at December 31, 2009 and 2008, respectively, is available to pay claims. The earnings from the investment of the cash of Sunrise Captive are used to reduce future costs of and pay the liabilities of the Sunrise Captive. Interest income in the Sunrise Captive was $0.7 million, $3.4 million and $3.5 million for 2009, 2008 and 2007, respectively.

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

In conjunction with our historical acquisition of land and the development and construction of communities, pre-acquisition costs were expensed as incurred until we determined that the costs were directly identifiable with a specific property. The costs were then capitalized if the property was already acquired or the acquisition of the property was probable. Upon acquisition of the land, we commenced capitalization of all direct and indirect project costs clearly associated with the development and construction of the community. We expensed indirect costs as incurred that were not clearly related to projects. We charged direct costs to the projects to which they related. If a project was abandoned, we expensed any costs previously capitalized. We capitalized the cost of the corporate development department based on the time employees devoted to each project. We capitalized interest as described in “Capitalization of Interest Related to Development Projects” and other carrying costs to the project and the capitalization period continued until the asset was ready for its intended use or was abandoned.

We capitalized the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery was reasonably expected from future sales.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We ceased all development activities for owned assets at the end of 2008. Therefore, no development costs were capitalized for owned assets in 2009.

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

Assets Held for Sale

At December 31, 2009 and 2008, approximately $40.7 million and $49.1 million of assets, respectively, were held for sale. The majority of these assets are undeveloped land parcels and certain condominium units that were acquired through an acquisition. We classify an asset as held for sale when all of the following criteria are met:

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

We classify land as held for sale when it is being actively marketed. For wholly owned operating communities, binding purchase and sale agreements are generally subject to substantial due diligence and historically these sales have not always been consummated. As a result, we generally do not believe that the “probable” criteria is met until the community is sold. Upon designation as an asset held for sale, we record the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

Real Estate Sales

We account for sales of real estate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Property, Plant and Equipment Topic. For sales transactions meeting the requirements of the Topic for full accrual profit recognition, the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full accrual profit recognition, we account for the transactions in accordance with the methods specified in the ASC Property, Plant and Equipment Topic. For sales transactions that do not contain continuing involvement following the sale or if the continuing involvement with the property is contractually limited by the terms of the sales contract, profit is recognized at the time of sale. This profit is then reduced by the maximum exposure to loss related to the contractually limited continuing involvement. Sales to ventures in which we have an equity interest are accounted for in accordance with the partial sale accounting provisions as set forth in the Property, Plant and Equipment Topic.

For sales transactions that do not meet the full accrual sale criteria, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting rather than full accrual sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

In transactions accounted for as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, profit, including our development fee, is only recognizable to the extent that proceeds from the sale of the majority equity interest exceeds costs related to the entire property.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Under the profit-sharing method, the property portion of our net investment is amortized over the life of the property. Results of operations of the communities before depreciation, interest and fees paid to us is recorded as “(Loss) income from investments accounted for under the profit-sharing method” in the consolidated statements of operations. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the net investment. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by us is recorded as an adjustment to the net investment. The net investment is reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets. At December 31, 2009, we have two transactions accounted for under the profit-sharing method.

Capitalization of Interest Related to Development Projects

Interest is capitalized on real estate under development, including investments in ventures in accordance with ASC Interest Topic. The capitalization period commences when development begins and continues until the asset is ready for its intended use or the enterprise substantially suspends all activities related to the acquisition of the asset. We capitalize interest on our investment in ventures for which the equity therein is utilized to construct buildings and cease capitalizing interest on our equity investment when the first property in the portfolio commences operations. The amount of interest capitalized is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based on specific borrowings to the extent there are specific borrowings. When project specific borrowings do not exist or are less than the amount of qualifying assets, the calculation for such excess uses a weighted average of all other debt outstanding. We had no real estate under development at the end of 2009. Interest capitalized in 2009 was $0.5 million.

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

In accordance with ASC Consolidation Topic, we review all of our ventures to determine if they are variable interest entities (“VIEs”) and require consolidation. If a venture is a VIE, it is consolidated by the primary beneficiary, which is the variable interest holder that absorbs the majority of the venture’s expected losses, receives

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

a majority of the venture’s expected residual returns, or both. At December 31, 2009, we consolidated one VIE where we are the primary beneficiary.

In accordance with ASC Consolidation Topic, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated.

For ventures not consolidated, we apply the equity method of accounting in accordance with ASC Investments — Equity Method and Joint Ventures Topic. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. In accordance with this Topic, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Our reported share of earnings is adjusted for the impact, if any, of basis differences between our carrying value of the equity investment and our share of the venture’s underlying assets. We generally do not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, we discontinue applying the equity method of accounting when our investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as “Sunrise’s share of earnings and return on investment in unconsolidated communities” in the consolidated statements of operations.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We record outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2009, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on the proportionate share of any changes.

Employee Health and Dental Benefits

We offer employees an option to participate in our self-insured health and dental plans. The cost of our employee health and dental benefits, net of employee contributions, is shared between us and the communities based on the respective number of participants working either at our corporate headquarters or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. We believe that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2009, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the program based on their proportionate share of any changes.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability was recorded as of December 31, 2009 or December 31, 2008.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations. Deferred entrance fees were $33.2 million and $35.3 million at December 31, 2009 and 2008, respectively.

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

Asset Retirement Obligations

In accordance with ASC Asset Retirement and Environmental Obligations Topic we record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

“Resident fees from consolidated communities” are recognized monthly as services are provided. Agreements with residents are generally for a term of one year and are cancelable by residents with 30 days notice.

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

“Reimbursed costs incurred on behalf of managed communities” is comprised of reimbursements for expenses incurred by us, as the primary obligor, on behalf of communities operated by us under long-term management agreements. Revenue is recognized when we incur the related costs. If we are not the primary obligor, certain costs, such as interest expense, real estate taxes, depreciation, ground lease expense, bad debt expense and cost incurred under local area contracts, are not included. The related costs are included in “Costs incurred on behalf of managed communities”.

We considered the indicators in ASC Revenue Recognition Topic, in making our determination that revenues should be reported gross versus net. Specifically, we are the primary obligor for certain expenses incurred at the communities, including payroll costs, insurance and items such as food and medical supplies purchased under national contracts entered into by us. We, as manager, are responsible for setting prices paid for the items underlying the reimbursed expenses, including setting pay-scales for our employees. We select the supplier of goods and services to the communities for the national contracts that we enter into on behalf of the communities. We are responsible for the scope, quality and extent of the items for which we are reimbursed. Based on these indicators, we have determined that it is appropriate to record revenues gross versus net.

Stock-Based Compensation

We record compensation expense for our employee stock options, restricted stock awards, and employee stock purchase plan in accordance with ASC Equity Topic. This Topic requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period. We use the Black-Scholes model to determine the fair value of our awards at the time of grant.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Certain of our subsidiaries’ functional currencies are the local currency of their respective country. In accordance with ASC Foreign Currency Matters Topic, balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period except for stockholders’ equity accounts and intercompany accounts with consolidated subsidiaries that are considered to be of a long-term nature, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated at a weighted average of exchange rates during the period. The cumulative effect of the translation is included in “Accumulated other comprehensive

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

income” in the consolidated balance sheets. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange at the balance sheet date. All differences are recorded to the statement of operations.

Advertising Costs

We expense advertising as incurred. Total advertising expense for the years ended December 31, 2009, 2008 and 2007 was $4.1 million, $4.3 million and $4.2 million, respectively.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation. The majority of the reclassification are to discontinued operations which includes our German communities which we began marketing for sale in 2009, our Greystone subsidiary sold in 2009, 24 sold communities of which 22 were sold in 2009 and two in 2008, one community closed in 2009 and our Trinity subsidiary which ceased operations in 2008 and for which we have no continuing involvement.

New Accounting Standards

We adopted the following provisions of the ASC at the beginning of 2009:

We adopted new provisions of ASC Fair Value Measurements Topic for non-financial assets and liabilities. We had previously adopted the other provisions of fair value measurement for financial assets and liabilities beginning in 2008. The provisions are required to be applied prospectively as of the beginning of the first fiscal year in which the provisions are applied. Adoption of these provisions of the ASC did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted new provisions of the ASC Business Combination Topic beginning in 2009. These provisions require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value.” Transaction costs are no longer to be included in the measurement of the business acquired and instead should be expensed as incurred. These provisions apply prospectively to business combinations occurring on or after January 2009.

We adopted new provisions of the ASC Consolidation Topic. These provisions establish new accounting and reporting requirements for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these provisions require the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is now included in consolidated net income on the face of the income statement. The provisions also clarify that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. In addition, the provisions require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The provisions also include expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Adoption of the provisions under the Consolidation Topic regarding non-controlling interests on January 1, 2009 did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We adopted provisions of the ASC Derivative and Hedging Topic which provides guidance on certain disclosures about credit derivatives and certain guarantees. Adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

We adopted provisions of the ASC Investments — Equity Method and Joint Venture Topic. The intent of these provisions is to clarify the accounting for certain transactions and impairment considerations related to equity method investments. The adoption of these provisions did not have a material impact on our reported consolidated financial position, results of operations or cash flows.

In the second quarter of 2009, we adopted the following provisions of the ASC, none of which had a material impact on our reported consolidated financial position, results of operations or cash flows:

ASC Investments — Debt and Equity Securities Topic modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and non-credit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

ASC Financial Instruments Topic requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to these provisions, the fair values of those assets and liabilities were disclosed only once each year. With the adoption of these provisions, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.

ASC Fair Value Measurements Topic clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. These provisions also reaffirm the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. They also reaffirm the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.

ASC Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.

In the third quarter of 2009, we adopted the ASC as the single source of authoritative nongovernmental generally accepted accounting principles. The adoption of the ASC did not have a material impact on our consolidated financial position, results of operations or cash flows.

In the third quarter of 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurement Topic by providing additional guidance clarifying the measurement of liabilities at fair value including how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for us for the fourth quarter of 2009. ASU 2009-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Future Adoption of Accounting Standards

In the second quarter 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires an analysis to be performed to determine whether a variable interest entity gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 is effective for us January 1, 2010. We do not believe that ASU 2009-17 will have a material impact on our consolidated financial position, results of operations or cash flows.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In the fourth quarter of 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASU 605-25. It no longer requires third party evidence. ASU 2009-13 is effective for us for the year beginning January 1, 2011. We are currently evaluating whether ASU 2009-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC Fair Value Measurements Topic established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are used when little or no market data is available.

Auction Rate Securities, Marketable Securities and Interest Rate Caps

The following table details the auction rate securities and marketable securities measured at fair value as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$18,686	$—	$—	$18,686
Marketable securities	2,311	2,311	—	—

	$20,997	$2,311	$—	$18,686

At December 31, 2009, we held investments in three Student Loan Auction-Rate Securities (“SLARS”), two with a face amount of $8.0 million each and one with a face amount of $6.1 million, for a total of $22.1 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rates for these SLARS are reset every 7 to 35 days. The interest rates at December 31, 2009 ranged from 0.26% to 0.50%. Uncertainties in the credit markets have prevented us and other investors from liquidating auction rate securities. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at December 31, 2009 was determined to be $18.7 million and we recorded unrealized and realized gains (losses) of $3.6 million and $(7.8) million in 2009 and 2008, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

of SLARS in the secondary market ranged from 16% to 43% at December 31, 2009 with an average SLARS discount on closed deals of 20% at December 31, 2009.

During 2009, $8.8 million of our auction rate securities were called and redeemed at par and $8.0 million were sold at a discount of 10% of par. As a result, we recognized a gain on the redemption and sale of those securities of $2.6 million. Approximately $8.4 million of the proceeds were used to repay the margin loan related to the SLARS, refer to Note 10.

The following table reconciles the beginning and ending balances for the auction rates securities using fair value measurements based on significant unobservable inputs for 2009 (in thousands):

Auction
Rate Securities

Beginning balance — 1/1/09	$31,080
Total gains	3,556
Sales	(7,200)
Redemptions	(8,750)

Ending balance — 12/31/09	$18,686

At December 31, 2009, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.3 million at December 31, 2009. The valuation was based on Level 1 inputs.

German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

German Assets Held for Sale

The German assets held for sale at December 31, 2009 consists of the following (in thousands):

December 31,
2009

Cash and cash equivalents	$542
Accounts receivable, net	3,112
Property and equipment, net	100,937
Prepaid and other assets	129

German assets held for sale	$104,720

Accounts payable and accrued expenses	$12,632

Assets Held for Sale

Other assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Land	$33,801	$46,018
Closed community	2,514	—
Condominium units	4,343	3,058

Assets held for sale	$40,658	$49,076

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2009, we recorded certain land parcels (including two closed construction sites), a condominium project and a closed property as held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and broker opinions of value to determine fair value. As the carrying value of some of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $4.5 million which is included in operating expenses under impairment of long-lived assets. At the end of 2009, seven land parcels classified as assets held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale are not being met and the assets have been re-classified to held and used as of December 31, 2009. However, we continue to market these land parcels for sale.

Assets Held and Used

In 2009, we recorded impairment charges of $24.9 million related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, recent sale and a cost of capital rate to the communities’ average net income to estimate fair value of all of these assets. We subsequently sold 21 operating communities that were classified as assets held and used and the $22.6 million impairment charge related to certain of these communities is included in discontinued operations. The remaining $2.3 million impairment charges are included in operating expenses under impairment of owned communities and land parcels.

In 2009, we also recorded impairment charges of $24.9 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The charges are included in operating expenses under impairment of owned communities and land parcels.

Fair Value Measurements of German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Total
	December 31,	Identical Assets	Inputs	Inputs	Impairment
Asset	2009	(Level 1)	(Level 2)	(Level 3)	Losses

German assets held for sale	$83,309	$—	$—	$83,309	$(49,885)
Other assets held for sale	33,000	—	—	33,000	(4,462)
Assets held and used	29,587	—	—	29,587	(49,862)

	$145,896	$—	$—	$145,896	$(104,209)

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. At December 31, 2009, the carrying amount of our cost method investment is $5.5 million. The fair value of the cost method investment was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and we determined that it is not practicable to estimate the fair value of the investment.

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

	Fixed Rate	Variable Rate
	Debt	Debt

Total Carrying Value	$1,365	$438,854

Average Interest Rate	6.67%	2.85%

Estimated Fair Market Value	$1,365	$375,614

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2009.

4.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts	Other
	Receivable	Assets	Total

Balance January 1, 2006	$7,504	$8,000	$15,504
Provision for doubtful accounts(1)	9,564	—	9,564
Write-offs	(4,708)	—	(4,708)

Balance December 31, 2007	12,360	8,000	20,360
Provision for doubtful accounts(1)	24,164	—	24,164
Write-offs	(1,491)	—	(1,491)

Balance December 31, 2008	35,033	8,000	43,033
Provision for doubtful accounts(1)	14,931	—	14,931
Write-offs	(25,900)	(8,000)	(33,900)

Balance December 31, 2009(1)	$24,064	$—	$24,064

(1)	Includes provision associated with discontinued operations.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	Asset Lives	2009	2008

Land and land improvements	15 years	$75,595	$130,806
Building and building improvements	40 years	217,764	473,732
Furniture and equipment	3-10 years	140,024	179,635

		433,383	784,173
Less: Accumulated depreciation		(146,638)	(191,718)

		286,745	592,455
Capitalized project costs		1,311	88,897

Property and equipment, net		$288,056	$681,352

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense was $31.8 million, $30.5 million and $27.2 million in 2009, 2008 and 2007, respectively.

In 2009, we sold 21 non-core communities with a net book value of $142.5 million for an aggregate purchase price of $204 million. We recorded a gain of approximately $48.9 million after a deduction of $5.0 million related to potential future indemnification obligations which expire in November 2010. We reclassed $100.9 million of property and equipment, net to German Assets Held for Sale. We recorded impairment charges of $49.9 million related to the German assets, another $49.9 million related to assets held and used and $4.5 million related to assets held for sale. Refer to Note 3.

During 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that were no longer expected to be developed. During 2007, we recorded an impairment charge of $7.6 million related to two communities in the U.S.

6.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in millions):

	December 31,
	2009	2008	2007

Properties accounted for under basis of performance of services	$10.5	$9.6	$3.6
Properties accounted for previously under financing method	—	0.5	32.8
Properties accounted for previously under deposit method	3.4	0.9	52.4
Properties accounted for under the profit-sharing method	8.9	6.7	—
Land and community sales	(0.4)	(0.9)	5.7
Condominium sales	(1.0)	1.0	—
Sales of equity interests and other sales	0.3	(0.4)	10.6

Total gains on the sale and development of real estate and equity interests	$21.7	$17.4	$105.1

Basis of Performance of Services

During the years ended December 31, 2009, 2008 and 2007, we sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures with none, four and three underlying communities, respectively, for zero, $78.7 million and $13.9 million, net of transaction costs, respectively. In connection with the transactions, we provided guarantees to support the operations of the underlying communities for a limited period of time. In addition, we operate the communities under long-term management agreements upon opening. Due to our continuing involvement, all gains on the sale and fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. As the result of the deferral of gains on sale and fees received after the sale, additional deferred gains of $2.3 million, $8.5 million and $5.3 million were recorded in 2009, 2008 and 2007, respectively. Gains of $7.6 million, $4.9 million and $3.6 million were recognized in 2009, 2008 and 2007, respectively.

In 2008, in connection with the sale of a majority membership interest in an entity which owned an operating community, we provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million was initially deferred and is being recognized using the basis of performance of services method. We recorded gains of $2.9 million and $4.7 million in 2009 and 2008, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financing Method

In 2004, we sold majority membership interests in two entities which owned partially developed land to two separate ventures. In conjunction with these two sales, we had an option to repurchase the communities from the venture at an amount that was higher than the sales price. At the date of sale, it was likely that we would repurchase the properties, and as a result the financing method of accounting was applied. In 2007, the two separate ventures were recapitalized and merged into one new venture. Per the terms of the transaction, we no longer had an option to repurchase the communities. Thus, there were no longer any forms of continuing involvement that would preclude sale accounting and a gain on sale of $32.8 million was recognized in 2007. Also, as part of the 2007 transaction, we indemnified the buyer for a period of 12 months against any losses up to $1 million. An additional gain of $0.5 million was recognized in 2008 when the indemnification period expired.

Deposit Method

During 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide support to the buyer if the cash flows from the communities were below a stated target. The guarantee expired at the end of the 18th full calendar month from the date on which all permits and licenses necessary for the admittance of residents had been obtained for the last development property. The last permits were obtained in January 2006 and the guarantee expired in July 2007. We recorded a gain of $52.5 million upon the expiration of the guarantee in 2007. In 2009 and 2008, the buyer reimbursed us for some of the income support payments previously made. We recorded additional gains of $3.4 million and $0.9 million in 2009 and 2008, respectively, relating to these reimbursements.

Relevant details are as follows (in thousands):

December 31,
2007

Properties subject to sales contract, net	$—
Deposits related to properties	—
subject to a sales contract	—
Depreciation expense	4,876
Development fees received, net of costs	—
Management fees received	2,331

Installment Method

In 2009, we sold a wholly owned community to an unrelated third party for approximately $2.0 million. We received $0.3 million in cash and a note receivable for $1.7 million when the transaction closed. The cash received did not meet the minimum initial investment required to adequately demonstrate the buyer’s commitment to purchase this type of asset. Therefore, we have applied the installment method of accounting to this transaction. Under the installment method, the seller recognizes a sale of real estate. However, profit is recognized on a reduced basis. As of December 31, 2009, we have received $0.2 million of the amount outstanding on the note receivable, recognizing a total gain of $0.5 million in 2009. This community sale is included in discontinued operations as we have no continuing involvement.

Investments Accounted for Under the Profit-Sharing Method, net

During 2009, a guarantee we provided in conjunction with the sale of three communities in 2004 expired. The guarantee stated that we would make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the communities until a certain coverage ratio was reached.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2004, we had concluded that the guarantee would be for an extended period of time and applied the profit-sharing method of accounting. Upon the expiration of the guarantee, we recorded a gain of approximately $8.9 million.

During 2008, we completed the recapitalization of a venture with two underlying properties that was initially sold in 2004. As a result of this recapitalization, the guarantees that required us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a gain on sale of approximately $6.7 million.

We currently apply the profit-sharing method to two transactions that occurred in 2006 where we sold a majority interest in two separate entities related to a partially developed condominium project as we provided guarantees to support the operations of the entities for an extended period of time. In conjunction with the development agreement for this project, we agreed to be responsible for actual project costs in excess of budgeted project costs of more than $10.0 million (subject to certain limited exceptions). The $10.0 million is recoverable as a loan from the ventures. Through December 31, 2009, we have paid $51.2 million in cost overruns. Construction of this project is now complete. Our investment carrying value at December 31, 2009 is $11.0 million for the two ventures, which includes our $10.0 million recoverable loan and advances we have made to the ventures. We recorded a loss of $13.6 million from the two ventures in 2009. The pace of sales of condominium units and prices could impact the recovery of our investment carrying value. The weak economy in the Washington, D.C. area will require us to implement more aggressive marketing and sales plans. No assurance can be given that additional pre-tax charges will not be required in subsequent periods with respect to this condominium venture.

Relevant details are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenue	$14,219	$16,635	$23,791
Operating expenses	(18,849)	(11,459)	(15,301)
Interest expense	(6,195)	(597)	(2,149)
Impairment loss	(1,146)	—	—

(Loss) income from operations before depreciation	(11,971)	4,579	6,341
Depreciation expense	1,489	—	—
Distributions to other investors	(2,326)	(5,908)	(6,319)

(Loss) income from investments accounted for
under the profit-sharing method	$(12,808)	$(1,329)	$22

Investments accounted for under the
profit-sharing method, net	$11,031	$13,673	$(51,377)
Amortization expense on investments
accounted for under the profit-sharing method	$363	$987	$1,800

Land and Community Sales

During 2009, 2008 and 2007, we sold one, four and three pieces of undeveloped land, respectively. We recognized (losses) gains of $(0.4) million, $(0.9) million and $5.7 million, in 2009, 2008 and 2007, respectively, related to these land sales.

In addition, in 2009, we sold 21 non-core assisted living communities, located in 11 states, to Brookdale Senior Living, Inc. for an aggregate purchase price of $204 million. At closing, we received approximately $59.6 million in net proceeds after we paid or the purchaser assumed approximately $134.1 million of mortgage loans, the posting of required escrows, various prorations and adjustments, and payments of expenses by us, recognizing a gain of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

$48.9 million. This gain was after a reduction of $5.0 million related to potential future indemnification obligations which expire in November 2010. In 2008, we sold two communities for approximately $3.3 million in cash after transaction costs. There were no forms of continuing involvement that precluded sale accounting or gain recognition for all these sales. These community sales are included in discontinued operations as we have no continuing involvement.

Condominium Sales

In 2006, we acquired the long-term management contracts of two San Francisco Bay area continuing care retirement communities (“CCRC”) and the ownership of one community. As part of the acquisition, we also received ten vacant condominium units from the seller that we could renovate and sell. In 2007, we purchased an additional 37 units. Of the 47 units acquired, three were converted into a fitness center for the community, 14 were converted into seven double units and three were converted into a triple unit. In 2009 and 2008, we sold nine and nine, respectively, of the 35 renovated units and recognized (losses) gains on those sales totaling $(1.0) million and $1.0 million, respectively.

Sales of Equity Interests

During 2009, 2008 and 2007, we sold our equity interest in one, one and four ventures, respectively, whose underlying asset is real estate. In accordance with ASC Property, Plant and Equipment Topic, the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with this Topic. For all of the transactions, we did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. We recognized losses or gains on sale of zero, $(0.4) million and $10.6 million, respectively, related to these sales.

7.	Variable Interest Entities

Generally accepted accounting principles requires that a VIE, defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. We perform a qualitative and quantitative analysis using the methodology as described under the ASC Consolidation Topic to calculate expected losses to determine if the entity is a VIE. If the entity is a VIE, we determine which party has the greater variability and is the primary beneficiary. At December 31, 2009, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $18.1 million and $19.2 million, respectively, of net property and equipment and debt of $23.2 million and $23.9 million, respectively, in our 2009 and 2008 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. In 2009 and 2008, we guaranteed $21.9 million and $22.5 million, respectively, of the bonds. The entity has incurred losses and has experienced negative working capital for several years and has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.6 million, $0.5 million and $0.5 million in 2009, 2008 and 2007, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses and management fees were $11.1 million, $7.5 million and $4.2 million in 2009, 2008 and 2007, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Living Insurance, Inc. The entity incurred $0.2 million per year for 2009, 2008 and 2007, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement is $6.1 million and $5.6 million at December 31, 2009 and 2008, respectively. These amounts are eliminated in our consolidated financial statements.

Beginning in September 2008, we consolidated the German communities as the venture was a VIE. In January 2009, we exercised our option and acquired a controlling interest of 94.9% in the German communities. In June 2009, we exercised our option and acquired the remaining 5.1% interest in our German communities therefore wholly owning those communities.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Five of these investment partnerships were sold as part of the Greystone transaction in March 2009 and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. This entity was dissolved as of January 22, 2010. We owned 49.5% of the investment partnership with 50.5% owned by third parties. The purpose of the venture had been to develop a senior living community owned by a nonprofit entity.

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of December 31, 2009, the venture has 15 operating communities in the U.K. Our equity investment in the venture is zero at December 31, 2009. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.1 million due from the venture. Our maximum exposure to loss is our equity investment of zero. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

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

8.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2009	2008

Management contracts less accumulated amortization of $33,007 and $32,433	1-30 years	$48,464	$65,532
Leaseholds less accumulated amortization of $4,407 and $3,992	10-29 years	3,477	3,892
Other intangibles less accumulated amoritization of $898 and $763	1-40 years	1,083	1,218

		$53,024	$70,642

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization was $13.1 million, $11.3 million and $14.4 million in 2009, 2008 and 2007, respectively. Amortization is expected to be approximately $2.9 million, $2.9 million, $2.9 million, $2.8 million and $2.8 million in 2010, 2011, 2012, 2013 and 2014, respectively.

Goodwill was $39.0 million at December 31, 2008 and related to the acquisition of Greystone. Greystone was sold in 2009. Refer to Note 7.

In 2008 and 2007, we recorded an impairment charge of $9.8 million and $56.7 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008. This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisitions of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business and was determined to be less than the fair value of the net tangible assets and identifiable intangible assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Investments in Unconsolidated Communities

The following are our investments in unconsolidated communities as of December 31, 2009:

Sunrise
Venture	Ownership

Karrington of Findlay Ltd.	50.00%
MorSun Tenant LP	50.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
AU-HCU Holdings, LLC(1)	30.00%
RCU Holdings, LLC(1)	30.00%
SunVest, LLC	30.00%
AL One Investments, LLC	25.36%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Sunrise Floral Vale Senior Living, LP	25.00%
Cheswick & Cranberry, LLC	25.00%
BG Loan Acquisition LP	25.00%
Master MorSun, LP	20.00%
Master MetSun, LP	20.00%
Master MetSun Two, LP	20.00%
Master MetSun Three, LP	20.00%
Sunrise First Assisted Living Holdings, LLC	20.00%
Sunrise Second Assisted Living Holdings, LLC	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
AL U.S. Development Venture, LLC	20.00%
Sunrise HBLR, LLC	20.00%
COPSUN Clayton MO, LLC	20.00%
Sunrise of Aurora, LP	20.00%
Sunrise of Erin Mills, LP	20.00%
Sunrise of North York, LP	20.00%
PS UK Investment (Jersey) LP	20.00%
PS UK Investment II (Jersey) LP	20.00%
Sunrise First Euro Properties LP	20.00%
Master CNL Sun Dev I, LLC	20.00%
Sunrise Bloomfield Senior Living, LLC	20.00%
Sunrise Hillcrest Senior Living, LLC	20.00%
Sunrise New Seasons Venture, LLC	20.00%
Sunrise Rocklin Senior Living LLC	20.00%
Sunrise Sandy Senior Living LLC	20.00%
Sunrise Staten Island SL LLC	20.00%
Sunrise US UPREIT, LLC	15.40%
Santa Monica AL, LLC	15.00%
Sunrise Third Senior Living Holdings, LLC	10.00%
Cortland House, LP	10.00%
Dawn Limited Partnership	10.00%

(1)	Investments are accounted for under the profit-sharing method of accounting. See Note 6.

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $34.0 million and $76.9 million at December 31, 2009 and 2008, respectively. Net receivables from these ventures relate primarily to development and management activities.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summary financial information for unconsolidated ventures accounted for by the equity method is as follows (in thousands):

	December 31,
	2009	2008	2007

Assets, principally property and equipment	$3,989,387	$4,704,052	$5,183,922
Long-term debt	3,569,246	3,933,188	4,075,993
Liabilities excluding long-term debt	226,678	378,988	549,628
Equity	193,463	391,876	558,301
Revenue	854,552	1,120,877	1,021,112
Net loss	(25,084)	(94,327)	(15,487)

Accounting policies used by the unconsolidated ventures are the same as those used by us.

Total management fees and reimbursed contract services from related unconsolidated ventures was $521.8 million, $534.2 million and $489.1 million in 2009, 2008 and 2007, respectively.

Our share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	December 31,
	2009	2008	2007

Sunrise’s share of earnings (loss) in unconsolidated communities	$3,708	$(31,133)	$60,700
Return on investment in unconsolidated communities	10,612	33,483	71,110
Impairment of equity investments	(8,647)	(16,196)	(24,463)

Sunrise’s share of earning (losses) and return on investment in unconsolidated communities	$5,673	$(13,846)	$107,347

Our investment in unconsolidated communities was greater than our portion of the underlying equity in the venture by $47.8 million and $3.9 million as of December 31, 2009 and 2008, respectively.

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

In 2009, our return on investment in unconsolidated communities was primarily the result of distributions of $10.6 million from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture.

In 2008, our return on investment in unconsolidated communities was the result of the following: (1) the expiration of three contractual obligations which resulted in the recognition of $9.2 million of income from the recapitalization of three ventures; (2) receipt of $8.3 million of proceeds resulting from the refinancing of the debt of one of our ventures with eight communities; (3) the recapitalization and refinancing of debt of one venture with two communities which resulted in a return on investment of $3.3 million; and (4) distributions of $12.7 million from operations from investments where the book value is zero and we have no contractual or implied obligations to support the venture.

In 2007, our return on investment in unconsolidated communities was primarily the result of three venture recapitalizations. In one transaction, the majority owner of a venture sold their majority interest to a new third party,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Transactions

In 2007, we entered into a venture to develop 18 assisted living communities in the U.K. over the next four years with us serving as the developer and then as the manager of the communities. This is our second venture in the U.K. We own 20% of the venture. Property development will be funded through contributions of up to approximately $200.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third-party lenders, giving the venture a total potential investment capacity of approximately $1.0 billion.

In 2009, 2008 and 2007, our first U.K. development venture in which we have a 20% equity interest sold four, four and seven communities, respectively, to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in (loss) earnings in 2009, 2008 and 2007 of approximately $19.5 million, $(3.6) million and $75.5 million, respectively. When our U.K. and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund this bonus pool. During 2009, 2008 and 2007, we recorded bonus expense of $0.7 million, $7.9 million and $27.8 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts until payment of bonuses. As of December 31, 2009, approximately $0.2 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses were payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. and Germany ventures. This bonus distribution limitation was satisfied in 2008.

In 2007, we contributed $4.4 million for a 20% interest in an unconsolidated venture which purchased an existing building for approximately $22.0 million and renovated the building into a senior independent living facility. During 2008 and 2009, we also made advances to the venture aggregating $6.4 million while it was under construction. In 2009, the venture received a notice of default from its lender for alleged violation of financial covenants and other matters and the lender stopped funding under the loan. In the third quarter of 2009, the residents were relocated to other senior living facilities and the facility was shut down due to poor rental experience in the venture. The lender is in the process of foreclosing on the asset. Based on this, we determined our equity to be other than temporarily impaired and wrote off the balance of $1.1 million. In addition, we do not believe that collectability of our receivable is reasonably assured and we wrote-down the carrying value of our receivable to zero.

In 2008, the lease between a venture in which we hold a 25% ownership interest and the landlord was terminated. The venture received a $4.0 million termination fee of which we are entitled to our proportionate share of $1.0 million. As a result of this transaction, the venture was liquidated. As of December 31, 2008, our carrying value for our investment in the venture was $1.7 million. Thus, under the ASC Property, Plant and Equipment Topic, we recorded a $0.7 million impairment charge in 2008.

In 2007, we entered into two development ventures to develop and build 28 senior living communities in the United States during 2007 and 2008, with us serving as the developer and then as the manager of the communities. We own 20% of the ventures. Property development was funded through contributions of up to approximately $208.0 million by the partners, based upon their pro rata percentage, with the balance funded by loans provided by third party lenders, giving the ventures a total potential investment capacity of approximately $788.0 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2000, we formed Sunrise At Home, a venture offering home health assisted living services in several East Coast markets and Chicago. In June 2007, Sunrise At Home was merged into AllianceCare. AllianceCare provides services to seniors, including physician house calls and mobile diagnostics, home care and private duty services through 24 local offices located in seven states. Additionally, AllianceCare operates more than 125 Healthy Lifestyle Centers providing therapeutic rehabilitation and wellness programs in senior living facilities. In the merger, Sunrise received approximately an 8% preferred ownership interest in AllianceCare and Tiffany Tomasso, our executive vice president of European operations, was appointed to the Board of Directors. Our investment in AllianceCare is accounted for under the cost method.

In 2007, we decided to withdraw from ventures that owned two pieces of undeveloped land in Florida. We wrote off our remaining investment balance of approximately $1.1 million in the two projects.

Aston Gardens

In 2008, we received notice of default from our equity partner alleging a default under our management agreement for six communities as a result of the venture’s receipt of a notice of default from a lender. In December 2008, the venture’s debt was restructured and we entered into an agreement with our venture partner under which we agreed to sell our 25% equity interest and to resign as managing member of the venture and manager of the communities when we were released from various guarantees provided to the venture’s lender.

In 2009, we sold our 25% equity interest in the venture and were released from all guarantee obligations. Our management contract was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We had previously written down our equity interest and our receivable to these expected amounts in 2008 so there was no gain or loss on the transaction in 2009.

Fountains Venture

In 2008, the Fountains venture, in which we hold a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender had been charging a default rate of interest since April 2008. At loan inception, we provided the lender a guarantee of operating deficits including payments of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee were recoverable in the form of a loan to the venture, which were to be repaid prior to the repayment of equity capital to the partners, but were subordinate to the repayment of other venture debt. We funded $14.2 million under this operating deficit guarantee which had been written-down to zero as of December 31, 2008. These advances under the operating deficit guarantee were in addition to the $12.8 million we funded under our income support guarantee to our venture partner, which was written-down to zero as of December 31, 2008.

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

Pursuant to these agreements, the lender and our venture partner released us from all past and future funding commitments in connection with the Fountains portfolio, as well as from all other liabilities prior to the date of the agreements arising under the Fountains venture, loan and management agreements, including obligations under operating deficit and income support obligations. We retain certain management and operating obligations going forward during a temporary transition period.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

In exchange for these releases, we have, among other things:

•	Transferred our 20-percent ownership interest in the Fountains joint venture to our joint venture partner;

•	Contributed vacant land parcels adjacent to six of the Fountains communities and owned by us to the Fountains venture;

•	Agreed to transfer management of the 16 Fountains communities as soon as the transition closing conditions are met and the new manager has obtained the regulatory approvals necessary to assume control of the facilities; and

•	Repaid the venture the management fee we had earned to date in 2009 of $1.8 million.

The contributed vacant land parcels were carried on our consolidated balance sheet at a book value of $12.9 million, in addition to a guarantee liability of $12.9 million both of which was written off upon closing of the transaction resulting in no gain or loss.

We transferred management of eight of the 16 communities to the new manager on February 1, 2010, and expect to transfer management for the remaining eight communities by mid-2010.

10.	Debt and Bank Credit Facility

Debt

At December 31, 2009, we had $440.2 million of outstanding debt with a weighted average interest rate of 2.87% as follows (in thousands):

	December 31,	December 31,
	2009	2008

Community mortgages	$112,660	$241,851
German communities(1)	198,680	185,901
Bank Credit Facility	33,728	95,000
Land loans	33,327	37,407
Other	25,557	30,655
Variable interest entity	23,225	23,905
Margin loan (auction rate securities)	13,042	21,412

	$440,219	$636,131

(1)	The face amount of the debt related to the German communities was $215.2 million at December 31, 2009. Excludes $10.5 million of accrued interest on the German debt as of December 31, 2009 which is reflected in Liabilities associated with German assets held for sale on our consolidated balance sheet.

Of the outstanding debt we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.7% and $438.9 million of variable rate debt with a weighted average interest rate of 2.85%.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Principal maturities of debt at December 31, 2009 are as follows (in thousands):

		Mortgages,		Variable	Germany
	Bank Credit	Wholly-Owned	Land	Interest	Venture
	Facility	Properties	Loans	Entity Debt	Debt(1)	Other	Total

Past due	$—	$1,398	$27,107	$1,365	$1,723	$—	$31,593
2010	33,728	76,278	6,220	715	71,655	38,599	227,195
2011	—	34,984	—	740	95,590	—	131,314
2012	—	—	—	775	29,712	—	30,487
2013	—	—	—	810	—	—	810
2014	—	—	—	840	—	—	840
Thereafter	—	—	—	17,980	—	—	17,980

	$33,728	$112,660	$33,327	$23,225	$198,680	$38,599	$440,219

Along with contractual maturities due in 2010, debt that is in default is also reflected in current portion of long term debt. Debt that is in default at December 31, 2009 consists of the following (in thousands):

December 31,
2009

German communities	$198,680
Community mortgages	36,382
Variable interest entity	23,225
Land loans	33,327
Other	25,557

$317,171

The German debt is in default as we stopped paying monthly principal and interest payments in 2009. The remaining debt is in default as we have failed to comply with various financial covenants. On February 12, 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt to no earlier than December 2, 2010; (iii) provided for an additional $5.0 million principal payment on or before July 31, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

For debt that is not in default, we have scheduled debt maturities as of December 31, 2009 as follows (in thousands):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010	Thereafter	Total

Bank Credit Facility	$—	$—	$—	$33,728	$—	$33,728
Community mortgages	—	41,773	—	34,505		76,278
Margin loan (auction rate securities)	—	—	—	13,042	—	13,042

	$—	$41,773	$—	$81,275	$—	$123,048

Germany Venture

We own nine communities (two of which have been closed) in Germany. The debt related to these communities has partial recourse to us as the debt for four of the communities of €50.0 million ($72.0 million at December 31,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

2009), has a stipulated release price for each community. With respect to the remaining five communities, we have provided guarantees to the lenders for the payment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. However, in connection with the German debt restructuring, we have settled with this lender. The face amount of the total debt related to the German communities, excluding accrued but unpaid interest, at December 31, 2009 is $215.2 million. We also had accrued interest of $10.5 million and $0.6 million at December 31, 2009 and 2008, respectively, related to this debt.

At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we are in default of the loan agreements. We have entered into standstill agreements with the lenders pursuant to which the lenders have agreed not to foreclose on the communities that are collateral for their loans. The standstill agreements stipulate that neither party will commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $131.1 million. The binding term sheet contemplates that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 83.5 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We have issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets until such time as all consideration is exchanged upon the execution of the definitive documentation. In addition, we will grant mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). Following the first execution of the definitive documentation for the restructuring, we will continue to pursue the sale of the mortgaged properties and distribute the net sale proceeds to the electing lenders.

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $58.3 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $58.3 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments.

In addition, we have been marketing for sale the German assisted living communities subject to loan agreements with the electing lenders and will remain responsible for all costs of operating, preserving and maintaining these communities until the earlier of either their sale or December 31, 2010. In 2009, we engaged a broker to assist in the sale of the nine German communities and at that time, classified the German assets as held for sale. As the book value of the majority of the assets was in excess of their fair value less estimated costs to sell, we recorded a charge of $49.9 million in 2009 which is included in discontinued operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The closing of the transaction, including the execution of the definitive documentation, the release of claims and the issuance of Sunrise common stock, was conditioned upon receipt of consent for the transaction from Bank of America, N.A., as the administrative agent under our Bank Credit Facility, which consent was received. In accordance with the binding term sheet, definitive documentation was to be executed as soon as reasonably possible (but no later than 40 days) after the receipt of such required consent. In December 2009, we extended the execution of the definitive documentation to allow the parties additional time to complete the definitive documentation. We expect to complete this process by the end of February 2010.

At December 31, 2009, we continue to be liable under operating deficit and repayment guarantees for two communities which are not part of the restructuring. In addition, we were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in early 2010. We expect to recognize a gain of $0.7 million on the sale in 2010.

Mortgage Financing

In 2008, 16 of our wholly owned subsidiaries incurred mortgage indebtedness in the aggregate principal amount of approximately $106.7 million from Capmark Bank (“Capmark”) as lender and servicer pursuant to 16 separate cross-collateralized, cross-defaulted mortgage loans. Shortly after the closing, Capmark assigned the mortgage loans to Fannie Mae. Variable monthly interest payments were in an amount equal to (i) one third (1/3) of the “Discount” (which was the difference between the loan amount and the price at which Fannie Mae was able to sell its three-month, rolling discount mortgage backed securities) plus (ii) 227 basis points (2.27%) times the outstanding loan amount divided by twelve (12).

In connection with the mortgage loans, we entered into interest rate protection agreements that provided for payments to us in the event the LIBOR rate exceeded 5.6145%. These loans and interest rate protection agreements were assigned to the buyer of 15 of the 16 communities in 2009.

Also in 2009, mortgage loans of $32.2 million were either assigned to the purchaser or repaid in conjunction with the sale of the underlying assets.

Bank Credit Facility

In 2009, we entered into various amendments to our Bank Credit Facility. These amendments, among other things:

•	extended the maturity date to December 2, 2010;

•	removed all existing financial covenants other than the minimum liquidity covenant;

•	renewed existing letters of credit;

•	modified the minimum liquidity covenant to not less than $10.0 million of unrestricted cash on hand the last day of the month;

•	modified the restriction on the disposal of assets to include disposition of certain assets as long as 50% of the net sale proceeds are allocated to the lenders; and

•	permanently reduced the commitment after future principal repayments or cancellation of letters of credit.

Total amendment fees paid were $1.4 million. Principal payments of $61.3 million were made during 2009 in accordance with these amendments. In addition, $20.0 million was placed into a collateral account for the benefit of other creditors from the proceeds of the sale of 21 communities. $6.2 million of cash was used to satisfy the obligations of other creditors and $13.8 million remains in the collateral account at December 31, 2009. This amount is included in restricted cash in the consolidated balance sheets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no borrowing availability under the Bank Credit Facility. We have $19.4 million of letters of credit outstanding under the Bank Credit Facility at December 31, 2009.

Other

Sunrise ventures have total debt of $3.7 billion with near-term scheduled debt maturities of $0.3 billion in 2010. Of this $3.7 billion of debt, there is long-term debt that is in default of $0.7 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit and completion guarantees to the lenders or ventures. We have operating deficit or completion guarantee agreements with respect to ventures in which we are obligated for total debt of $1.1 billion or 30% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to make payments of principal and interest on such venture debt that might become due as a result of acceleration of such indebtedness. We have minority non-controlling interests in these ventures.

Certain of these ventures have financial covenants that are based on the consolidated results of Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. These events of default could allow the financial institutions who have extended credit to seek acceleration of the loans.

Value of Collateral and Interest Paid

At December 31, 2009 and 2008, the net book value of properties pledged as collateral for mortgages payable was $291.2 million and $530.7 million, respectively.

Interest paid totaled $12.6 million, $27.1 million and $14.1 million in 2009, 2008 and 2007, respectively. Interest capitalized was $0.5 million, $6.4 million and $9.3 million in 2009, 2008 and 2007, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Sunrise operating loss carryforwards — federal	$93,591	$54,006
Sunrise operating loss carryforwards — state	23,474	25,827
Sunrise operating loss carryforwards — foreign	14,684	19,657
Financial guarantees	28,490	30,226
Accrued health insurance	10,186	8,203
Self-insurance liabilities	9,027	8,123
Stock-based compensation	5,153	6,672
Deferred development fees	6,638	35,085
Allowance for doubtful accounts	5,236	9,007
Tax credits	2,812	7,562
Accrued expenses and reserves	38,838	28,442
Basis difference in property and equipment and intangibles	25,470	—
Entrance fees	16,604	15,939
Other	4,176	3,034

Gross deferred tax assets	284,379	251,783
U.S. federal and state valuation allowance	(128,441)	(110,297)
German valuation allowance	(26,649)	(19,322)
Canadian valuation allowance	(10,994)	(8,332)
U.K. valuation allowance	(1,114)	(889)

Net deferred tax assets	117,181	112,943

Deferred tax liabilities:
Investments in ventures	(114,058)	(105,573)
Basis difference in property and equipment and intangibles	—	(1,264)
Prepaid expenses	—	(2,519)
Other	(3,123)	(6,375)

Total deferred tax liabilities	(117,181)	(115,731)

Net deferred tax liabilities	$—	$(2,788)

Our worldwide taxable loss for 2009 and 2008 was estimated to be $176.1 million and $243.1 million. We have recognized significant losses for 2009, 2008 and 2007. As a result, all available sources of positive and negative evidence were evaluated. In 2008, a determination was made that deferred tax assets in excess of reversing deferred tax liabilities were not likely to be realized. Therefore, a valuation allowance on net deferred tax assets was established as of December 31, 2008. At December 31, 2009 and 2008, our total valuation allowance on deferred tax assets were $167.2 million and $138.8 million, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, we have estimated U.S. federal net operating loss carryforwards of $253.4 million which are carried forward to offset future taxable income in the U.S. for up to 20 years. At December 31, 2009 and 2008, we had state net operating loss carryforwards, after prior year provision to return adjustments, valued at $23.5 million and $25.8 million, respectively, which are expected to expire from 2011 through 2025. At December 31, 2009 and 2008, we had German net operating loss carryforwards to offset future foreign taxable income of $93.0 million and $43.3 million, respectively, which have an unlimited carryforward period to offset future taxable income in Germany. At December 31, 2009 and 2008, we had Canadian net operating loss carryforwards of $35.8 million and $18.0 million, respectively, to offset future foreign taxable income, which are carried forward to offset future taxable income in Canada for up to 20 years. At December 31, 2009 and 2008, we had U.K. net operating loss carryforwards to offset future foreign taxable income of $3.3 million and $3.0 million, respectively, which have an unlimited carryforward period to offset future taxable income in the U.K. As of December 31, 2009 and 2008, we have fully reserved deferred tax assets with respect to all foreign subsidiaries. During 2009 and 2008, we provided income taxes for unremitted earnings of our foreign subsidiaries that are not considered permanently reinvested.

In 2009, we recognized for tax purposes a worthless stock deduction related to our Trinity investment of which $28.4 million was permanent goodwill. In 2008, we recorded an impairment charge in continuing operations of $121.8 million related to goodwill for our North American business segment. Of the total, $39.2 million was permanent goodwill and therefore impacted the effective tax rate.

At December 31, 2008, we had Alternative Minimum Tax credits of $4.7 million. During 2009, we elected to carryback the 2008 Alternative Minimum Tax losses and received a refund related to the credits. Thus at December 31, 2009, we have no remaining Alternative Minimum Tax credits. At December 31, 2009 and 2008, we had $1.3 million and $1.3 million of foreign tax credit carryforwards as of each reporting date which expire in 2013. In addition we have general business credits carryforwards of $1.5 million and $1.5 million at December 31, 2009 and 2008, respectively. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(952)	$(679)	$18,934
State	799	3,019	2,903
Foreign	(1,201)	—	2,098

Total current expense	(1,354)	2,340	23,935
Deferred:
Federal	(5,350)	(49,555)	(12,927)
State	2,824	1,240	1,089
Foreign	—	(1,162)	1,226

Total deferred benefit	(2,526)	(49,477)	(10,612)

(Benefit from) provision for income taxes	$(3,880)	$(47,137)	$13,323

Current taxes payable for 2007 has been reduced by approximately $2.2 million, reflecting the tax benefit to us of stock-based compensation during the year. The tax impact of stock-based compensation has been recognized as an increase or decrease to additional paid-in capital.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007

(Loss) income before tax benefit (expense) taxed in the U.S.	$(105,637)	$(341,339)	$2,673
(Loss) income before tax benefit (expense) taxed in foreign jurisdictions	(11,487)	(32,388)	8,175

(Loss) income from continuing operations before tax benefit (expense)	$(117,124)	$(373,727)	$10,848

Tax at US federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net	2.7%	(5.8)%	4.3%
Work opportunity credits	0.0%	(0.3)%	(4.2%)
Change in valuation allowance	40.4%	34.7%	28.8%
Tax exempt interest	(0.2)%	(0.3)%	(16.2)%
Tax contingencies	(1.7)%	0.4%	17.0%
Write-off of non-deductible goodwill	(8.5)%	4.2%	0.0%
Foreign rate differential	0.2%	1.0%	(3.1)%
Unremitted foreign earnings	0.3%	(0.5)%	31.9%
Transfer pricing	1.9%	0.6%	24.9%
Income tax refunds received	(4.3)%	0.0%	0.0%
Other	0.9%	(11.6)%	4.4%

	(3.3)%	(12.6)%	122.8%

(In thousands)	2009	2008	2007

Gross unrecognized tax benefit at beginning of year	$17,817	$31,343	$30,158
Additions based on tax positions taken during a prior period	1,439	—	—
Reductions based on tax positions taken during a prior period	(3,897)	(14,196)	—
Additions based on tax positions taken during the current period	—	670	1,545
Reductions based on tax positions taken during the current period	—	—	—
Reductions related to settlement of tax matters	—	—	—
Reductions related to a lapse of applicable statute of limitations	—	—	(360)

Gross unrecognized tax benefit at end of year	$15,359	$17,817	$31,343

Included in the balances of unrecognized tax benefits at December 31, 2009 and 2008 were approximately $13.9 million and $17.8 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

We reflect interest and penalties, if any, on unrecognized tax benefits in the consolidated statements of operations as income tax expense. The amount of interest recognized in the consolidated statements of operations for 2009 and 2008 related to unrecognized tax benefits was a pre-tax expense of $1.2 million and $0.4 million,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively. The amount of penalties recognized in the consolidated statements of operations for 2009 and 2008 related to unrecognized tax benefits was a pre-tax expense of $0.1 million and $0.5 million, respectively.

The total amount of accrued liabilities for interest recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2009 and 2008 was $4.6 million and $3.4 million, respectively. The total amount of accrued liabilities for penalties recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2009 and 2008 was $1.8 million and $1.9 million, respectively. To the extent that uncertain matters are settled favorably, this amount could reverse and decrease our effective tax.

The Internal Revenue Service (“IRS”) is currently examining our U.S. federal income tax returns for 2005 through 2008. There are no income tax returns under audit by the Canadian government with the years after 2004 remaining open and subject to audit. The German government is currently auditing income tax returns for the years 2006 through 2008. During the third quarter, the 2003-2005 German audits were closed resulting in no significant adjustments. There are no returns under audit by the U.K. government with years after 2005 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements. We do not believe that it is reasonably possible that the amount for unrecognized tax benefits will significantly change during the next twelve months.

12.	Stockholders’ Equity

Issuance of Common Stock

In November 2009, we issued 4.2 million shares of the 5.0 million shares of common stock to three electing lenders in connection with the German debt restructuring discussed in Note 10. The common stock had a fair value at the time of issuance of $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets until such time as all consideration is exchanged upon the execution of the definitive documentation.

Stock Options

We have equity award plans providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. At December 31, 2009, these plans provided for the grant of options to purchase up to 24,596,189 shares of common stock. Under the terms of the plans, the option exercise price and vesting provisions are fixed when the option is granted. The options typically expire ten years from the date of grant and vest over a three to four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted.

In 1996, our Board of Directors approved a plan which provided for the potential grant of options to any director who is not an officer or employee of us or any of our subsidiaries (the “Directors’ Plan”). Under the terms of the Directors’ Plan, the option exercise price was not less than the fair market value of a share of common stock on the date the option was granted. The period for exercising an option began upon grant and generally ended ten years from the date the option was granted. All options granted under the Directors’ Plan were non-incentive stock options. There were no options outstanding under the plan at December 31, 2009. The Director’s Plan has now expired and no new options can be granted under it. Our directors are considered employees under the provisions of ASC Equity Topic.

The fair value of stock options is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) is estimated using the historical exercise behavior of employees and directors. Expected volatility is based on historical volatility for a period equal

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

to the stock option’s expected term, ending on the day of grant, and calculated on a monthly basis. Compensation expense is recognized ratably using the straight-line method for options with graded vesting.

	2009	2008	2007

Risk free interest rate	3.0% - 3.7%	0.4% - 3.8%	3.6%
Expected dividend yield	—	—	—
Expected term (years)	6.5	0.1 - 8.1	1.0
Expected volatility	81.8% - 92.0%	27.8% - 79.3%	25.5%

A summary of our stock option activity and related information for the year ended December 31, 2009 is presented below (share amounts are shown in thousands):

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding — beginning of year	7,807	$6.72
Granted	890	2.58
Exercised	(763)	1.37
Forfeited	(397)	1.25
Expired	(865)	15.67

Outstanding — end of year	6,672	6.45	6.9

Vested and expected to vest — end of year	5,458	6.45	6.9

Exercisable — end of year	3,300	10.46	4.8

The weighted average grant date fair value of options granted was $1.94 and $1.47 per share in 2009 and 2008, respectively. No options were granted or exercised in 2007. The total intrinsic value of options exercised was $1.7 million and $4.6 million, respectively, for 2009 and 2008, respectively. The fair value of shares vested was $2.3 million, $1.0 million, and $1.3 million for 2009, 2008 and 2007, respectively. Unrecognized compensation expense related to the unvested portion of our stock options was approximately $5.4 million as of December 31, 2009, and is expected to be recognized over a weighted-average remaining term of approximately 1.8 years.

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

The amount of cash received from the exercise of stock options was approximately $1.0 million and there was no related tax benefit as we have net operating loss carryforwards as of December 31, 2009.

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

On December 23, 2008, Mr. Nadeau, CFO, Ms. Pangelinan, CAO, Mr. Schwartz, Senior Vice President, North American Operations, and Mr. Neeb, Chief Investment Officer, were granted awards of 750,000, 500,000, 200,000, and 500,000 retention stock options, respectively, under our 2008 Omnibus Incentive Plan. These retention options

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the grant date. One-third of the retention options vest on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date.

In May 2009, we accelerated the vesting of our former chief financial officer’s stock options and restricted stock per the terms of his separation agreement. Upon his termination, 70,859 shares of restricted stock and 750,000 options vested. The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009. We recorded non-cash compensation expense of $0.8 million as a result of the vesting acceleration.

Restricted Stock

We have equity award plans providing for the grant of restricted stock to employees, directors, consultants and advisors. These grants vest over one to five years and some vesting may be accelerated if certain performance criteria are met. Compensation expense is recognized ratably using the straight-line method for restricted stock with graded vesting.

A summary of our restricted stock activity and related information for the years ended December 31, 2009, 2008 and 2007 is presented below (share amounts are shown in thousands):

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2007	834	$20.34
Granted	88	33.87
Vested	(288)	14.01
Canceled	(108)	27.38

Nonvested, December 31, 2007	526	24.64
Granted	164	18.25
Vested	(315)	20.55
Canceled	(51)	27.64

Nonvested, December 31, 2008	324	24.91
Granted	—	—
Vested	(138)	28.77
Canceled	(43)	32.38

Nonvested, December 31, 2009	143	19.05

The total fair value of restricted shares vested was $28.77 per share and $20.55 per share for 2009 and 2008, respectively. Unrecognized compensation expense related to the unvested portion of our restricted stock was approximately $2.1 million as of December 31, 2009, and is expected to be recognized over a weighted-average remaining term of approximately 2.1 years.

Restricted stock shares are generally issued from existing shares.

Stockholder Rights Agreement

We have a Stockholders Rights Agreement (“Rights Agreement”) that was adopted effective as of April 24, 2006, as amended in November 2008 and January 2010. All shares of common stock issued by us between the effective date of the Rights Agreement and the Distribution Date (as defined below) have rights attached to them. The rights expire on April 24, 2016. The Rights Agreement replaced our prior rights plan, dated as of April 25,

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

1996, which expired by its terms on April 24, 2006. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock at a price of $170.00 per one one-thousand of a share (the “Purchase Price”). Until a right is exercised, the holder thereof will have no rights as a stockholder of us.

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

The Rights Agreement was further amended in January 2010 to exclude FMR LLC (and its affiliates and associates) from the definition of “Acquiring Person” so long as (1) FMR is the beneficial owner of 14.9% or less of our outstanding common stock, (2) FMR acquired, and continues to beneficially own, such shares of common stock in the ordinary course of business with no purpose of changing or influencing the control, management or policies of the Company, and not in connection with or as a participant to any transaction having such purpose, and (3) FMR is not required to report its beneficial ownership on Schedule 13D under the Securities Exchange Act, and, if FMR is the beneficial owner of shares representing 10% or more of the shares of common stock then outstanding, is eligible to file a Schedule 13G to report its beneficial ownership of such shares.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Net Loss Per Common Share

The following table summarizes the computation of basic and diluted net loss per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(113,830)	$(326,425)	$(2,412)
Loss from discontinued operations	(20,085)	(112,754)	(67,863)

Net loss	$(133,915)	$(439,179)	$(70,275)

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares	51,391	50,345	49,851

Basic and diluted net loss per common share
Loss from continuing operations	$(2.22)	$(6.48)	$(0.05)
Loss from discontinued operations	(0.39)	(2.24)	(1.36)

Total net loss	$(2.61)	$(8.72)	$(1.41)

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 513,025, 661,423 and 1,367,157 for 2009, 2008 and 2007, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

14.	Commitments and Contingencies

Leases for Office Space

Rent expense for office space, excluding Trinity, for 2009, 2008 and 2007 was $7.7 million, $9.7 million and $7.1 million, respectively. We lease our corporate and regional offices under various leases which expire through September 2013. In 2008, we ceased using approximately 40,276 square feet of office space at our corporate headquarters and recorded a charge of $2.0 million. In 2009, we terminated a portion of our lease at our corporate headquarters and recorded an additional charge of $2.7 million related to the termination.

Trinity Leases

Trinity filed a plan of liquidation and dissolution before the Delaware Chancery Court in January 2009. The Chancery Court will supervise the disposition of the assets of Trinity for the benefit of its creditors. Obligations under long-term leases for office space used in Trinity’s operations were eliminated by the legal requirement for the landlord to mitigate damages by re-leasing the vacated space and any amounts not relieved will be resolved pursuant to the plan of dissolution.

When Trinity ceased operations in December 2008, all leased premises were vacated and leasehold improvements and furniture, fixtures and equipment were abandoned. As a result, we recorded a charge of $1.2 million and $2.7 million in 2009 and 2008, respectively, related to the lease abandonment which are included in loss from discontinued operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Leases for Operating Communities

We have operating leases for ten communities (excluding the Marriott leases discussed below) with terms ranging from 15 to 20 years, with two ten-year extension options. We have two other ground leases related to four operating communities with lease terms ranging from 15 to 99 years. These leases are subject to annual increases based on the consumer price index and/or stated increases in the lease. In addition, we have one ground lease related to an abandoned project.

In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS at the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community. Rent expense for operating communities subject to operating leases was $59.3 million, $59.8 million and $62.3 million for 2009, 2008 and 2007, respectively, including contingent rent expense of $4.4 million, $5.3 million and $8.2 million for 2009, 2008 and 2007, respectively.

Future minimum lease payments under office, ground and other operating leases at December 31, 2009 are as follows (in thousands):

2010	$59,569
2011	56,546
2012	56,228
2013	52,913
2014	21,746
Thereafter	147,520

$394,522

Letters of Credit

At December 31, 2009, in addition to $19.4 million in letters of credit related to our Bank Credit Facility, we have letters of credit outstanding of $85.4 million relating primarily to our insurance programs.

Guarantees

We have provided project completion guarantees to venture lenders and the venture itself, operating deficit guarantees to the venture lenders whereby after depletion of established reserves we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to ventures to fund operating shortfalls. The terms of the guarantees match the term of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities. We have no projects under construction at December 31, 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2009 and fundings during 2009 are as follows (in thousands):

		ASC	ASC
		Guarantee	Contingencies
		Topic	Topic	Total	Fundings from
		Liability	Liability	Liability	January 1,
	Maximum	for Future	for Future	for Future	2009
	Potential Amount	Fundings at	Fundings at	Fundings at	through
	of Future	December 31,	December 31,	December 31,	December 31,
Guarantee Type	Fundings	2009	2009	2009	2009

Operating deficit	Uncapped	$323	$500	$823	$—
Other	—	—	—	—	125

Total		$323	$500	$823	$125

Senior Living Condominium Project

In conjunction with the sale of a majority interest in one condominium venture and one assisted living venture discussed in Note 6, we are obligated to fund operating shortfalls. The weak economy in the Washington, D.C. area has resulted in lower condominium sales than forecasted and we have funded $3.5 million under the guarantees through December 31, 2009. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. We are in discussions with the lender on these matters.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $8.1 million at December 31, 2009). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.2 billion at December 31, 2009. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009, the remaining liability under this obligation is $44.3 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Employment Agreements

We have employment agreements with Mark S. Ordan, Chief Executive Officer, Julie A. Pangelinan, Chief Financial Officer, Daniel J. Schwartz, Senior Vice President — North American Operations and Greg Neeb, Chief Investment Officer.

Each of the employment agreements provides for a three-year employment term with automatic one-year renewals at the end of that term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended. Under the employment agreements, Mr. Ordan, Ms. Pangelinan, Mr. Schwartz and Mr. Neeb will receive an annual base salary of $650,000, $400,000, $350,000, and $400,000 per year, respectively, and each of such executives will be eligible for an annual bonus under our annual incentive plan.

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

On January 22, 2010, we announced the termination of employment of Daniel J. Schwartz for other than for “cause” effective May 31, 2010.

Legal Proceedings

HCP

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008 and $25.9 million in 2009. We have $18.3 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the plaintiff’s motion. In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims.

Trinity OIG Investigation and Qui Tam Action

As previously disclosed, in 2006, we acquired all of the outstanding stock of Trinity Hospice Inc. (“Trinity”). As a result of this transaction, Trinity became an indirect, wholly owned subsidiary of the Company. In 2007, Trinity

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

and the Company were served with a complaint which amended a complaint filed under seal on November 21, 2005 by four former employees of Trinity under the qui tam provisions of the Federal False Claims Act. In 2008, an amended complaint was revised in the form of a second amended complaint which replaced the loss sustained range of $75 million to $100 million with an alleged loss by the United States of at least $100 million. The original complaint named KRG Capital, LLC (an affiliate of former stockholders of Trinity) and Trinity Hospice LLC (a subsidiary of Trinity) as defendants. The second amended complaint named Sunrise Senior Living, Inc., KRG Capital, LLC, aka KRG Capital Partners, LLC, KRG Capital, LLC, KRG Capital Fund II, L.P., KRG Capital Fund II (PA), L.P., KRG Capital Fund II (FF), L.P., KRG Co-Investment, L.L.C., American Capital Strategies, LTD, and Trinity as defendants. In 2008, the United States, through the Civil Division of the U.S. Department of Justice, and the U.S. Attorney’s Office for the District of Arizona, filed a motion with the District Court to intervene in the pending case, but only as the case relates to defendant Trinity Hospice, Inc. In April of 2009, the United States later reversed it’s decision to intervene. All parties entered into a settlement agreement which was subsequently approved by the District Court on June 3, 2009 and the lawsuit was dismissed with prejudice on November 10, 2009.

IRS Audit

The IRS is auditing our federal income tax returns for the years ended December 31, 2005 through 2008. In July 2008, our 2005 federal income tax return audit was settled with the IRS, resulting in a tax liability of approximately $0.2 million. In January 2009, the IRS reopened the audit of our 2005 federal income tax return as a result of a refund claim filed with our 2007 federal income tax return relating to the 2007 net operating loss carryback for which we received reimbursement of the federal income taxes we had paid in 2005. In August 2009, the IRS concluded field work on the 2006 audit which resulted in a refund claim of $0.6 million. The IRS will not close the 2006 audit until the audits are completed for the 2007 and 2008 tax years as a net operating loss carryback from these years was applied to receive reimbursement for federal taxes we paid in 2006.

In February 2009, we settled with the IRS on our employment tax audits and paid a penalty of $0.2 million in November 2008 for the years 2004, 2005, and 2006. The IRS determined that we were liable for payroll tax deposit penalties on stock option exercises during 2004, 2005, and 2006 for certain withholdings that were made after the prescribed due dates.

SEC Investigation

In 2006 we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully cooperated, and intend to continue to fully cooperate, with the SEC. The Company has commenced discussions with the SEC staff concerning potential resolution of the matter and conclusion of the investigation.

Putative Class Action Litigation

Two putative securities class actions, styled United Food & Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund, et al. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV00102, and First New York Securities, L.L.C. v. Sunrise Senior Living, Inc., et al., Case No. 1:07CV000294, were filed in the U.S. District Court for the District in 2007. Both complaints alleged securities law violations by Sunrise and certain of its current or former officers and directors based on allegedly improper accounting practices and stock option backdating, violations of generally accepted accounting principles, false and misleading corporate disclosures, and insider trading of Sunrise stock. Both sought to certify a class for the period August 4, 2005 through June 15, 2006, and both requested damages and equitable relief, including an accounting and disgorgement.

In 2009, Sunrise and its current or former directors or officers who were named individually as defendants entered into an agreement which called for the certification by the court of a class consisting of persons (with certain

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

exceptions) who purchased Sunrise common stock between February 26, 2004 and July 28, 2006, and payment of $13.5 million in cash.

Concurrently with entering into the settlement agreement, Sunrise and the individual defendants entered into agreements and releases with two of its insurance carriers, which provided primary and excess insurance coverage, respectively, under certain directors’ and officers’ liability insurance policies for the relevant periods. The two insurance carriers combined to pay $13.4 million toward the settlement amount, which exhausted the coverage limits under the primary policy (after taking account of prior payments for related defense costs), but did not exhaust coverage limits under the excess policy. These payments pursuant to the settlement were made under the then applicable policies and, therefore, do not reduce the amount of insurance proceeds available under current policies now in effect. Sunrise and the individual defendants have provided releases to the carrier. Taking into account the insurance contribution, the net cost of the settlement of the putative securities class action lawsuit to Sunrise was approximately $0.1 million. No amounts were paid by the individual defendants.

In June 2009, the settlement agreement was approved and followed the settlement agreement entered into by Sunrise and the individuals named as defendants in two putative stockholder derivative actions brought by certain alleged stockholders of Sunrise for the benefit of the Company as discussed below.

Putative Shareholder Derivative Litigation

In 2007, the first of two putative shareholder derivative complaints was filed against certain of our current and former directors and officers, and naming us as a nominal defendant. The lead plaintiffs filed a Consolidated Shareholder Derivative Complaint, again naming us as a nominal defendant, and naming as individual defendants Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, William G. Little, David G. Bradley, Peter A. Klisares, Scott F. Meadow, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, John F. Gaul, Bradley G. Rush, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin. The consolidated complaint alleged violations of federal securities laws and breaches of fiduciary duty by the individual defendants, arising out of the same matters as are raised in the purported class action litigation described above. The plaintiffs sought damages and equitable relief on behalf of Sunrise.

In 2007, a putative shareholder derivative complaint was filed against Paul J. Klaassen, Teresa M. Klaassen, Ronald V. Aprahamian, Craig R. Callen, Thomas J. Donohue, J. Douglas Holladay, David G. Bradley, Robert R. Slager, Thomas B. Newell, Tiffany L. Tomasso, Carl Adams, David W. Faeder, Larry E. Hulse, Timothy S. Smick, Brian C. Swinton and Christian B. A. Slavin, and naming us as a nominal defendant. The complaint alleged breaches of fiduciary duty by the individual defendants arising out of the grant of certain stock options that were the subject of the purported class action and shareholder derivative litigation described above. The plaintiffs sought damages and equitable relief on behalf of Sunrise.

In 2009, the Company and the individual defendants entered into an agreement to settle both actions. Under the terms of this settlement, the Company, in addition to corporate governance measures that it already has implemented or is in the process of implementing, has agreed to (1) require independent directors to certify that they are independent under the rules of the New York Stock Exchange and to give prompt notification of any changes in their status that would render them no longer independent and (2) implement a minimum two-year vesting period, with appropriate exceptions, for stock option awards to employees. In addition, Paul J. Klaassen, the Company’s non-executive chairman, and the Company have agreed that the 700,000 stock options granted to Mr. Klaassen in conjunction with his previous employment agreement executed in September 2000 will be repriced from (a) $8.50 per share, the price set on September 11, 2000 by the Compensation Committee of the Company’s Board based on the prior day’s closing price, to (b) $13.09 per share, the closing price on the business day prior to November 10, 2000, the date on which the Company’s full Board approved the terms of the employment agreement. The agreement also provided that the Company’s insurers pay attorneys fees and expenses not to exceed $1 million. No

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

amounts were paid by the Company or by the individual defendants. The settlement was approved and the action formally dismissed.

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

15.	Related-Party Transactions

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

Prior to April 2005, we managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility under an informal arrangement. Effective April 2005, we entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. The contract was terminated December 31, 2008. Under the contract, we received a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility. We were paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which we estimated to be our cost of managing this property. The costs of any of our employees working on the property were also to be paid in addition to the 1% property management fee. In addition, we agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan was required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no loans made by us under this contract provision in 2007, 2008 or 2009. Either party could terminate the management agreement upon 60 days’ notice. Salary and benefits for our employees who manage the Conference Facility, which were reimbursed by SSLF, totaled approximately $0.3 million in 2008 and $0.3 million in 2007. In 2008 and 2007, we earned $3,000 and $6,000 in management fees. We rented the conference center for management, staff and corporate events and paid approximately $0.02 million in 2008 and $0.1 million in 2007 to SSLF. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

SSLF’s stand-alone day care center, which provides day care services for our employees and non-Sunrise employees, is located in the same building complex as our corporate headquarters. The day care center subleases space from us under a sublease that commenced in April 2004, expires September 30, 2013, and was amended in January 2007 to include additional space. The sublease payments, which equal the payments we are required to make under our lease with our landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $0.2 million, $0.1 million and $0.1 million in sublease payments in 2009, 2008 and 2007, respectively.

Fairfax Community Ground Lease

We lease the real property on which our Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. Rent expense under this lease is approximately $0.2 million annually.

Consulting Agreement

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

Purchase of Condominium Unit

In January 2006, Mr. Klaassen entered into a purchase agreement with a joint venture in which we own a 30% equity interest and with which we have entered into a management services agreement. Pursuant to the purchase agreement, Mr. Klaassen has agreed to purchase for his parents a residential condominium unit at the Fox Hill condominium project. The purchase price of the condominium is approximately $1.4 million. In June 2007, the purchase agreement was modified to reflect certain custom amenities upgrades to the unit for an aggregate price of approximately $0.1 million.

Service Evaluators Incorporated

Service Evaluators Incorporated (“SEI”) is a for-profit company which provided independent sales and marketing analysis, commonly called “mystery shopping” services, for the restaurant, real estate and senior living industries in the United States, Canada and United Kingdom. Janine I. K. Connell and her husband, Duncan S. D. Connell, are the owners and President and Executive Vice President of SEI, respectively. Ms. Connell and Mr. Connell are the sister and brother-in-law of Mr. Klaassen and Ms. Connell is the sister-in-law of Ms. Klaassen.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

For approximately 13 years, we contracted with SEI to provide mystery shopping services for us. These services included on-site visits at Sunrise communities, on-site visits to direct area competitors of Sunrise communities, telephonic inquiries, and narrative reports of the on-site visits, direct comparison analysis and telephone calls. In 2005, we paid SEI approximately $0.7 million for approximately 380 communities. We paid approximately $0.7 million to SEI in 2006 for approximately 415 communities and approximately $0.5 million in 2007 for approximately 435 communities. The SEI contract was terminable upon 12 months’ notice. In August 2007, we gave SEI written notice of the termination of SEI’s contract, effective August 2008. We paid SEI approximately $0.5 million under SEI’s contract in 2008.

Greystone Earnout Payments

In May 2005, we acquired Greystone. Greystone’s founder, Michael B. Lanahan, was appointed chairman of our Greystone subsidiary in connection with the acquisition and he currently serves as one of our executive officers. Pursuant to the terms of the Purchase Agreement, we paid $45.0 million in cash, plus approximately $1.0 million in transaction costs, to acquire all of the outstanding securities of Greystone. We also agreed to pay up to an additional $7.5 million in purchase price if Greystone met certain performance milestones in 2005, 2006 and 2007. The first earnout payment was $5.0 million based on 2005 and 2006 results and was paid in April 2007. Mr. Lanahan’s share of such earnout payment as a former owner of Greystone was approximately $1.5 million. The remaining $2.5 million earnout is based on Greystone’s 2007 results, and was paid in April 2008. Mr. Lanahan’s share of that payment was approximately $0.3 million. Greystone was sold to Mr. Lanahan in March 2009.

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

SecureNet Payment Systems LLC

In October 2008, we entered into a contract with SecureNet Payment Systems LLC (“SecureNet”) to provide consulting services in connection with the processing of direct deposit and credit card payments by community residents of their monthly fees. The sales agent representing SecureNet, whose compensation will be based on SecureNet’s revenue from the contract, is the wife of a Sunrise employee. In November 2008, after the award of the contract, that employee became Senior Vice President, North American Operations and an officer of the Company. The Governance Committee reviewed this transaction at its meeting on July 20, 2009 and concluded that the bidding process was done with integrity, that the award to SecureNet appeared to have been in our best interest and that our employee’s relationship to the SecureNet sales representative did not have any influence over the decision to select SecureNet. In 2009, $0.2 million of fees were paid to SecureNet.

16.	Employee Benefit Plans

401k Plan

We have a 401(k) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pretax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.6 million, $1.7 million and $1.6 million in 2009, 2008 and 2007, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sunrise Executive Deferred Compensation Plans

We have an executive deferred compensation plan (the “Executive Plan”) for employees who meet certain eligibility criteria. Under the Plan, eligible employees may make pre-tax contributions in amounts up to 25% of base compensation and 100% of bonuses. We may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were zero in both 2009 and 2008 and $0.4 million in 2007. We terminated the Executive Plan in January 2010 and distributions will be paid in 2011.

Chief Executive Officer Deferred Compensation Plan

Pursuant to an employment agreement with Mr. Klaassen, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, notwithstanding any termination of Mr. Klaassen’s employment (such as his retirement in November 2008). At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by us are payable to Mr. Klaassen and we will receive any remaining amounts. At December 31, 2007, we had contributed an aggregate of $0.9 million into this plan, leaving an aggregate amount of $0.9 million to be contributed. We made contributions for 2006 and 2007 in the second quarter of 2008 to bring the plan up to date and contributed the current year funding in the third quarter of 2008. At December 31, 2009, we had contributed an aggregate of $1.5 million into this plan, leaving approximately $0.3 million to be contributed.

17.	Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, our Greystone subsidiary which was sold in 2009, 22 communities which were sold in 2009, one community which was closed in 2009, our Trinity subsidiary which ceased operations in 2008, and two communities which were sold in 2008. We have no continuing involvement with these sold communities or sold businesses.

The following amounts related to those communities and businesses have been segregated from continuing operations and reported as discontinued operations.

	For the Years Ended December 31,
(In thousands)	2009	2008	2007

Revenue	$107,644	$170,430	$170,530
Expenses	(113,644)	(231,834)	(208,884)
Impairments	(72,524)	(18,748)	(56,729)
Other (expense) income	(15,871)	(15,900)	231
Gain on sale of real estate or business	74,124	1,094	—
Income taxes	—	(427)	24,340
Extraordinary loss, net of tax	—	(22,131)	—

Loss from discontinued operations	$(20,271)	$(117,516)	$(70,512)

Due to the valuation allowance on net deferred tax assets in 2008, no benefit for income taxes was allocated to discontinued operations for 2009.

18.	Information about Sunrise’s Segments

Effective in 2009, we changed our operating segments. In 2008, we reported four operating segments: domestic operations, international operations (Canada and the United Kingdom), Germany and Greystone. We now

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $21.9 million, $22.2 million and $22.2 million for 2009, 2008 and 2007, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany includes the results from the management of nine (two of which have been closed) Sunrise senior living communities in Germany through September 1, 2008. The operation of nine Sunrise senior living communities after September 1, 2008 when we began consolidating the communities are included in discontinued operations.

The old North American segment was split into the new North American Management, North American Development, Equity Method Investments and Consolidated (Wholly Owned/Leased) segments. Results from Canadian operations are now included in the North American Management and Wholly Owned/Leased segments, while previously they were included in the International segment. The operating results from the United Kingdom development and management activities are now its own separate segment. The Germany segment remains unchanged. Greystone, which was sold in 2009, and Trinity, which ceased operations in 2008, are now reported as discontinued operations. Restatement of 2007 to the current segments was not practical.

Our historical segment reporting has been restated to reflect the changes made in 2009.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2009
				Consolidated			Unallocated
	North	North	Equity	(Wholly		Germany	Corporate
	American	American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$1,105,974	$6,637	$2,151	$350,165	$27,597	$1,717	$(30,097)	$1,464,144
Community expense	2,170	214	42	287,719	—	158	(21,984)	268,319
Development expense	25	9,347	606	312	1,682	128	401	12,501
Depreciation and amortization	11,925	1,927	—	17,550	382	114	14,731	46,629
Other operating expenses	1,058,795	25,285	6,306	61,198	25,009	4,672	55,764	1,237,029
Impairment of owned communities, land parcels, goodwill and intangibles	—	28,897	—	2,953	—	—	(165)	31,685
Income (loss) from operations	33,059	(59,033)	(4,803)	(19,567)	524	(3,355)	(78,844)	(132,019)
Interest income	413	869	7	225	(10)	11	(164)	1,351
Interest expense	(169)	(926)	—	(4,866)	—	(29)	(4,311)	(10,301)
Foreign exchange gain/(loss)	—	—	—	7,989	(632)	(645)	—	6,712
Sunrise’s share of earnings (losses) and return on investment in unconsolidated communities	—	—	5,872	—	—	—	(199)	5,673
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	37,080	(53,678)	1,076	(16,707)	(913)	(4,146)	(79,836)	(117,124)
Investments in unconsolidated communities	—	—	64,971	—	—	—	—	64,971
Segment assets	141,389	71,061	71,124	295,062	13,862	105,763	212,328	910,589
Expenditures for long-lived assets	—	9,794	—	10,111	45	—	—	19,950
Deferred gains on the sale of real estate and deferred revenue	—	16,865	—	—	—	—	5,000	21,865

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2008
				Consolidated			Unallocated
	North	North	Equity	(Wholly		Germany	Corporate
	American	American	Method	Owned/	United	Management	and
	Management	Development	Investments	Leased)	Kingdom	Company	Eliminations	Total

Revenues	$1,189,971	$27,425	$2,303	$340,834	$32,803	$11,104	$(33,466)	$1,570,974
Community expense	(535)	774	122	282,051	—	60	(24,917)	257,555
Development expense	5,065	21,405	3,121	15	4,335	16	177	34,134
Depreciation and amortization	6,969	1,132	88	15,491	331	114	15,372	39,497
Other operating expenses	1,130,122	113,672	19,556	60,480	22,749	15,322	75,891	1,437,792
Impairment of owned communities, land parcels, goodwill and intangibles	121,553	5,870	6,350	15,871	—	—	—	149,644
Income (loss) from operations	(73,203)	(115,428)	(26,934)	(33,074)	5,388	(4,408)	(99,989)	(347,648)
Interest income	825	425	836	289	621	265	3,006	6,267
Interest expense	(287)	(1,260)	(366)	(4,471)	—	(94)	(231)	(6,709)
Foreign exchange gain/(loss)	—	(9,796)	—	(4,399)	(3,075)	2,620	—	(14,650)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(13,816)	—	—	—	(30)	(13,846)
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(72,282)	(112,091)	(39,996)	(40,670)	2,936	(2,218)	(109,406)	(373,727)
Investments in unconsolidated communities	—	—	66,852	—	—	—	—	66,852
Goodwill	—	—	—	—	—	—	39,025	39,025
Segment assets	192,079	184,786	80,836	422,980	21,929	152,094	326,853	1,381,557
Expenditures for long-lived assets	—	137,449	—	16,723	19,270	103	—	173,545
Deferred gains on the sale of real estate and deferred revenue	—	26,291	—	—	—	—	62,415	88,706

	For the Year Ended and as of December 31, 2007
	North
	America	International	Germany	Total

Revenues	$1,431,983	$39,710	$10,327	$1,482,020
Interest income	8,329	1,014	149	9,492
Interest expense	4,056	1,118	5	5,179
Foreign exchange (loss) gain	—	3,966	(6,280)	(2,314)
Sunrise’s share of earnings and return on investment in unconsolidated communities	31,812	75,535	—	107,347
Depreciation and amortization	41,715	750	136	42,601
(Loss) income from continuing operations	(33,718)	54,847	(23,604)	(2,475)
Investments in unconsolidated communities	80,423	16,750	—	97,173
Goodwill	169,736	—	—	169,736
Segment assets	1,551,098	213,538	33,961	1,798,597
Expenditures for long-lived assets	188,509	48,908	139	237,556
Deferred gains on the sale of real estate and deferred revenue	74,367	—	—	74,367

In 2009, 2008 and 2007, our first U.K. development venture in which we have a 20% equity interest sold four, four and seven communities, respectively, to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we recorded equity in (loss) earnings in 2009, 2008 and 2007 of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $19.5 million, $(3.6) million and $75.5 million, respectively. When our U.K. and Germany ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund this bonus pool. During 2009, 2008 and 2007, we recorded bonus expense of $0.7 million, $7.9 million and $27.8 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts until payment of bonuses. As of December 31, 2009, approximately $0.2 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses were payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. and Germany ventures. This bonus distribution limitation was satisfied in 2008.

We recorded $6.7 million, net, in foreign exchange gains in 2009 ($8.0 million in gains related to the Canadian dollar and $(1.3) million in losses related to the Euro and British pound); in 2008, net losses of $14.6 million ($14.2 million and $3.1 million in losses related to the Canadian dollar and British pound, respectively, and $2.7 million in gains related to the Euro); in 2007, net losses of $2.3 million ($7.2 million in gains related to the Canadian dollar and $9.5 million in losses related to the Euro and British pound).

Upon designation as assets held for sale, we recorded the German assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, during 2009 we recorded a charge of $49.9 million which is included in discontinued operations.

Also in 2009, we recorded land parcels, operating communities, closed construction sites, a condominium project and closed communities which were either held and used or held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, market knowledge and broker opinions of value to determine fair value. As the carrying value was in excess of the fair value, we recorded impairment charges of $31.7 million.

In 2008, we recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of Marriott Senior Living, Inc. in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was less than the fair value of the net tangible assets and identifiable intangible assets.

In 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that are no longer expected to be developed. In 2007, we recorded an impairment charge of $7.6 million related to two communities in the U.S.

We generated 14.2%, 12.0% and 11.8% of revenue from Ventas in 2009, 2008 and 2007, respectively; 23.2%, 18.8% and 18.9% from HCP in 2009, 2008 and 2007, respectively; and 11.4% in 2009 from a private capital partner for senior living communities which we manage.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008

Accounts payable and accrued expenses	$40,034	$66,760
Accrued salaries and bonuses	24,738	30,123
Accrued employee health and other benefits	41,340	47,685
Accrued legal, audit and professional fees	3,999	8,933
Other accrued expenses	27,921	30,643

	$138,032	$184,144

20.	Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 182 positions in overhead and development, primarily in our McLean, Virginia headquarters, associated with this program. We have recorded severance charges related to this program of $3.0 million and $15.0 million for 2009 and 2008, respectively. Primarily all of the restructuring charges are reflected in our domestic segment.

With the elimination of these positions, we reconfigured our office space and two floors of leased space in our headquarters were vacated. We ceased using the space on December 31, 2008. The fair value of the lease obligation of the vacated space was approximately $2.4 million. A charge of $2.0 million (net of an existing straight-line lease liability of approximately $0.4 million) was recorded in 2008 for this obligation. In addition, we recorded an impairment charge of $0.9 million related to the leasehold improvements in the vacated space.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under this plan, approximately 184 positions will be eliminated. As of December 31, 2009, we had eliminated 154 positions and will be eliminating an additional 30 positions by mid 2010. We have recorded severance expense of $8.3 million as a result of the plan through December 31, 2009 and expect to record an additional $1.6 million through mid 2010.

In May 2009, we entered into a separation agreement with our then chief financial officer, Richard Nadeau, in connection with this plan. Pursuant to the separation agreement, Mr. Nadeau’s employment with us terminated effective as of May 29, 2009. Pursuant to Mr. Nadeau’s employment agreement, Mr. Nadeau received severance benefits that included a lump sum cash payment of $1.4 million. In addition, Mr. Nadeau received a bonus in the amount of $0.5 million and Mr. Nadeau’s outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.8 million.

In September 2009, we terminated a portion of our lease on our corporate headquarters in McLean, Virginia. We recorded a charge of $2.7 million related to the termination.

In January 2010, we terminated the employment of Daniel J. Schwartz, our Senior Vice President, North American Operations, in connection with this plan, effective as of May 31, 2010. Mr. Schwartz will receive the severance payments and benefits payable to him pursuant to his employment agreement upon a termination of his employment, except that in lieu of a lump sum cash severance payment equal to two years’ base salary and 75% of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

his target bonus amount (based on his base salary of $0.4 million and target bonus of 100% of base salary), Mr. Schwartz will receive such cash severance payment in the form of equal monthly installments of 1/24th of the total cash severance amount commencing July 2010 and continuing until December 2010, and the remaining balance to be paid in a lump sum on December 31, 2010.

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

The fair value of the continued participation of Mr. Klaassen in the deferred compensation plan cannot be reasonably estimated, as it is dependent upon Mr. Klaassen’s selection of available investment options and the future performance of those selections. Accordingly, no additional accrual was recorded with respect to the continued participation by Mr. Klaassen in his deferred compensation plan. At December 31, 2009, we had a deferred compensation liability of $0.1 million. See Note 15 of the Notes to the Consolidated Financial Statements for more information regarding Mr. Klaassen’s deferred compensation account.

The following table reflects the activity related to our severance and restructuring plans during 2009:

	Liability at			Cash Payments	Liability at
	January 1,	Additional		and Other	December 31,
(In thousands)	2009	Charges	Adjustments	Settlements	2009

Voluntary severance	$3,312	$1,067	$(253)	$(4,126)	$—
Involuntary severance	1,518	10,956	(367)	(10,154)	1,953
CEO retirement compensation	1,523	55	—	(500)	1,078
Professional fees	—	18,647	—	(18,647)	—
Lease termination costs	2,394	3,208	591	(2,637)	3,556

	$8,747	$33,933	$(29)	$(36,064)	$6,587

Included in the above table is legal and professional fees of $18.7 million relating to corporate restructuring.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Comprehensive Loss

Comprehensive loss for the twelve months ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Net loss attributable to common shareholders	$(133,915)	$(439,179)	$(70,275)
Foreign currency translation adjustment	(4,813)	5,583	5,865
Equity interest in investees’ other comprehensive income (loss)	6,324	(7,206)	(100)
Unrealized gain on investments	120	—	—

Comprehensive loss	(132,284)	(440,802)	(64,510)

Comprehensive loss attributable to noncontrolling interest -
Unrealized gain on investments	(120)	—	—

Comprehensive loss attributable to common shareholders	$(132,404)	$(440,802)	$(64,510)

22.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4(2)	Total

2009
Operating revenue	$376,054	$360,965	$362,790	$364,335	$1,464,144
Loss from continuing operations	(28,207)	(19,164)	(36,220)	(30,239)	(113,830)
Income (loss) from discontinued operations	10,046	(62,624)	(8,182)	40,675	(20,085)
Net (loss) income	(18,161)	(81,788)	(44,402)	10,436	(133,915)
Basic net (loss) income per common share(1)
Continuing operations	$(0.56)	$(0.38)	$(0.72)	$(0.57)	$(2.22)
Discontinued operations	0.20	(1.24)	(0.16)	0.76	(0.39)
Net (loss) income	(0.36)	(1.62)	(0.88)	0.19	(2.61)
Diluted net (loss) income per common share(1)
Continuing operations	$(0.56)	$(0.38)	$(0.72)	$(0.57)	$(2.22)
Discontinued operations	0.20	(1.24)	(0.16)	0.76	(0.39)
Net (loss) income	(0.36)	(1.62)	(0.88)	0.19	(2.61)
2008
Operating revenue	$389,388	$390,981	$392,186	$398,419	$1,570,974
Loss from continuing operations	(25,192)	(20,524)	(40,956)	(234,991)	(321,663)
Loss from discontinued operations	(7,933)	(11,252)	(27,710)	(70,621)	(117,516)
Net loss	(33,125)	(31,776)	(68,666)	(305,612)	(439,179)
Basic and diluted net loss per common share(1)
Continuing operations	$(0.52)	$(0.43)	$(0.84)	$(4.69)	$(6.48)
Discontinued operations	(0.14)	(0.20)	(0.52)	(1.38)	(2.24)
Net loss	(0.66)	(0.63)	(1.36)	(6.07)	(8.72)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.

(2)	During the fourth quarter of 2009, we sold 21 properties and recognized a gain of $48.9 million which is included in discontinued operations. During the fourth quarter of 2008, we recorded an impairment charge of $121.8 million related to all of the goodwill for our North American business segment. Also, we determined that a valuation allowance on the net deferred tax assets was required. Because of this, we reversed the tax benefit associated with our extraordinary loss recorded in the third quarter.

23.	Subsequent Events

On January 31, 2010, our first U.K. development venture in which we have a 20% equity interest sold two communities to a venture in which we have a 10% interest. Primarily as a result of the gains on these asset sales recorded in the ventures, we estimate that we will record equity in earnings related to this venture of approximately $4.6 million in the first quarter of 2010.

On February 12, 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt to no earlier than December 2, 2010; (iii) provided for an additional $5.0 principal payment on or before July 31, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders.

On February 15, 2010, we sold two operating properties for approximately $10.8 million which will result in an expected gain of approximately $4.1 million. This expected gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in February 2011. The properties are part of the liquidating trust held as collateral for the electing lenders and all proceeds from the sale are to be distributed to the electing lenders upon execution of the definitive documentation for the restructuring.

We have evaluated all other events occurring after December 31, 2009 through February 24, 2010, the date our financial statements are issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of key financial reporting controls. Management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting at December 31, 2009, which appears at the end of this Item 9A.

Changes in Internal Control over Financial Reporting

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunrise Senior Living, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Sunrise Senior Living, Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Sunrise Senior Living, Inc.’s ability to continue as a going concern.

/s/  Ernst & Young LLP

McLean, Virginia
February 24, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Biographical and Other Information,” “Executive Officers,” “Corporate Governance — Overview,” “— Revised Code of Conduct and Integrity” and “— Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Corporate Governance — 2009 Director Compensation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2009,” “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End 2009,” “Option Exercises and Stock Vested in Fiscal Year 2009,” Nonqualified Deferred Compensation for Fiscal Year 2009,” “Potential Payments Upon Termination and Change of Control to Messrs. Ordan and Neeb and Ms. Pangelinan,” “Payments Made to Mr. Nadeau Upon Termination of Employment,” “Payments to be Made to Mr. Schwartz Upon Termination of Employment,” “Payments Made to Mr. Gaul Upon Termination of Employment,” “Narrative Disclosure of the Company’s Compensation Policies and Practices as They Relate to the Company’s Risk Management,” and “Compensation Committee Interlocks and Insider Participation” in our 2010 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under the captions “Stock Owned by Management,” “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” in our 2010 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance — Director Independence” in our 2010 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm — Independent Registered Public Accountant’s Fees” and “— Pre-Approval of Audit and Non-Audit Fees” in our 2010 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2010.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Mark S. Ordan
Mark S. Ordan, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Mark S. Ordan	By:	/s/ Julie A. Pangelinan
	Mark S. Ordan, Director and		Julie A. Pangelinan, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ C. Marc Richards
C. Marc Richards
Chief Accounting Officer

DIRECTORS

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Chair of the Board

By:	/s/ Glyn F. Aeppel
Glyn F. Aeppel, Director

By:	/s/ Thomas J. Donohue
Thomas J. Donohue, Director

By:	/s/ David I. Fuente
David I. Fuente, Director

By:	/s/ Stephen D. Harlan
Stephen D. Harlan, Director

By:	/s/ J. Douglas Holladay
J. Douglas Holladay, Director

By:	/s/ Lynn Krominga
Lynn Krominga, Director

By:	/s/ William G. Little
William G. Little, Director

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3
2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2
2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4
2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1
2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1
2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2
2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3
2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8
2.9	Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.1
2.10	First Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

2.11	Second Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.3
3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A
3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1
4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1
4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent, dated April 24, 2006.	8-K	April 21, 2006	4.1
4.3	First Amendment to the Rights Agreement, dated as of November 19, 2008, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1
4.4	Second Amendment to the Rights Agreement, dated as of January 27, 2010, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1
10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20
10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36
10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8
10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25
10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41
10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1
10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4
10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15
10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1
10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1
10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11
10.12	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B
10.13	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4
10.14	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1
10.15	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2
10.16	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14
10.17	Form of Non-Qualified Stock Option Agreement.+*	10-K	March 2, 2009	10.17
10.18	Form of Incentive Stock Option Agreement.+*	10-K	March 2, 2009	10.18
10.19	Form of Restricted Stock Agreement.+*	10-K	March 2, 2009	10.19
10.20	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2
10.21	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89
10.22	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.23	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+	10-K/A	March 31, 2009	10.23
10.24	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25
10.25	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2
10.26	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1
10.27	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32
10.28	Amendment 2 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K/A	March 31, 2009	10.28
10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53
10.30	Amendment to Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30
10.31	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54
10.32	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1
10.33	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30
10.34	Letter dated March 16, 2008 regarding surrender of bonus compensation.	10-K	March 24, 2008	10.65
10.35	Consulting Arrangement with Paul J. Klaassen. +	10-Q	November 9, 2009	10.29
10.36	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1
10.37	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1
10.38	Letter Agreement between the Corporation and Julie Pangelinan, dated November 17, 2008.+	8-K	November 19, 2008	10.2
10.39	Separation Agreement and General Release between the Company and John F. Gaul, dated December 9, 2008.+	8-K	December 15, 2008	10.1
10.40	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2
10.41	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3
10.42	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4
10.43	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1
10.44	Separation Agreement between the Company and Richard J. Nadeau, dated May 29, 2009. +	8-K	June 4, 2009	10.1
10.45	2008 Non-Employee Director Fees and Other Compensation.+	10-K	March 2, 2009	10.45
10.46	2009 Annual Bonus Performance Metrics Applicable to Executive Officers.+	10-Q	November 9, 2009	10.28
10.47	2009 Special Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.30

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.48	2009 Partial Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.31
10.49	2009 Director Fees. +	10-Q	November 9, 2009	10.32
10.50	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1
10.51	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41
10.52	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42
10.53	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43
10.54	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44
10.55	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45
10.56	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46
10.57	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.58	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48
10.59	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49
10.60	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50
10.61	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48
10.62	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2
10.63	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1
10.64	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	March 23, 2009	10.1
10.65	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1
10.66	Thirteenth Amendment to the Credit Agreement, dated October 19, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.67	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4
10.68	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5
10.69	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62
10.70	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1
10.71	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1
10.72	Pre-Negotiation and Standstill Agreement dated December 24, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.1
10.73	Standstill Agreement, dated December 23, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.2
10.74	Pre-Negotiation and Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München- Thalkirchen GmbH and Natixis, London Branch.	8-K	February 20, 2009	10.1
10.75	Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch.	8-K	February 20, 2009	10.2
10.76	Letter Agreement, dated March 5, 2009, by and among Sunrise Senior Living, Inc., Sunrise Senior Living Development, Inc., Sunrise Senior Living Investments, Inc., and Greystone Partners II LP.	8-K	March 11, 2009	10.1
10.77	First Amendment to Amended and Restated Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	April 6, 2009	10.1
10.78	Second German Standstill Agreement Hannover I, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	April 6, 2009	10.2
10.79	First Amendment to Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch.	8-K	April 6, 2009	10.3

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.80	Second German Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch.	8-K	April 6, 2009	10.4
10.81	Restructure Term Sheet, dated October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1
10.82	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2
10.83	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US Senior Living Investments, LLC, HSH Nordbank AG, New York Branch.	8-K	October 28, 2009	10.2
10.84	Settlement Agreement, dated as of June 12, 2009, by and among Sunrise Senior Living, Inc. and the former majority stockholders of Trinity.	10-Q	November 9, 2009	10.1
10.85	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.2
10.86	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.3
10.87	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.4
10.88	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.5
10.89	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.	10-Q	November 9, 2009	10.6
10.90	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.7
10.91	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.	10-Q	November 9, 2009	10.8

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.92	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.	10-Q	November 9, 2009	10.9
10.93	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.10
10.94	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.11
10.95	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.12
10.96	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.	10-Q	November 9, 2009	10.13
10.97	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.14
10.98	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.	10-Q	November 9, 2009	10.15
10.99	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.16
10.100	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.17
10.101	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.18
10.102	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	10-Q	November 9, 2009	10.19
10.103	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.20
10.104	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.21

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

10.105	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.22
10.106	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.23
10.107	Letter Agreement, dated December 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	8-K	December 7, 2009	10.1
10.108	Third Amendment to Loan Agreement and Settlement Agreement (Loan A), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	8-K	December 24, 2009	10.1
10.109	Third Amendment to Guaranty of Payment (Loan A), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.2
10.110	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	December 24, 2009	10.3
10.111	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.4
10.112	Third Amendment to Loan Agreement and Settlement Agreement (Loan B), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.5
10.113	Third Amendment to Guaranty of Payment (Loan B), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.6
10.114	Second Amendment to Deed of Trust Note B (Loan B), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.7
10.115	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated July 9, 2009.+*	N/A	N/A	N/A
10.116	Separation Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated February 15, 2010.+*	N/A	N/A	N/A

INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A
23.1	Consent of Ernst & Young LLP*	N/A	N/A	N/A
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.