Form 10-K/A
period 2009-12-31
SUNRISE SENIOR LIVING INC
filed 2010-03-31
CIK 1011064

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE
     On February 25, 2010, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Form 10-K”). At the time of the filing of the Original Form 10-K, we indicated that (a) we were not then in a position to include in the Original Form 10-K the separate financial statements of the following ventures and (b) we intended to file such financial statements as soon as they became available:
— PS UK Investment (Jersey) LP
— PS Germany Investment (Jersey) LP
— AL US Development Venture, LLC
— Sunrise Aston Gardens Venture, LLC
These statements are being included pursuant to Rule 3-09 of Regulation S-X.
     This Amendment No. 1 on Form 10-K/A is being filed to amend Item 8 of the Original Form 10-K to provide the separate Rule 3-09 financial statements for each of the above ventures as well as to the Exhibit Index.
     The Exhibit Index is being amended to include as exhibits new certifications by our Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
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

PS UK Investment (Jersey) Limited Partnership
Report of Independent Auditors
To the Partners of PS UK Investment (Jersey) Limited Partnership
We have audited the accompanying consolidated balance sheet of PS UK Investment (Jersey) Limited Partnership and its subsidiaries (‘the Partnership’) as of 31 December 2007, and the related consolidated statements of income, comprehensive income, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/Ernst & Young, LLP
London, England
30 July 2008

PS UK Investment (Jersey) Limited Partnership
Consolidated income statement
for the years ended 31 December 2009 (unaudited), 2008 (unaudited) and 2007

		Unaudited	Unaudited
		2009	2008	2007
	Notes	£	£	£
Operating revenue:
Resident fees		10,124,725	9,788,455	14,176,377

Total operating revenue		10,124,725	9,788,455	14,176,377

Operating expenses:
Facility operating expenses		9,066,289	11,135,347	12,191,116
Facility development and pre-rental expenses		3,429,144	3,597,483	6,394,516
General and administrative expenses		309,922	165,905	247,968
Facility lease expenses		—	6,868	26,042
Management fees	7	550,473	489,154	775,441
Depreciation	3	3,803,770	3,137,723	3,324,095

Total operating expenses		17,159,598	18,532,480	22,959,178

Net operating loss		(7,034,873)	(8,744,025)	(8,782,801)

Other income/(expense):
Interest income		361,418	1,419,935	973,715
Interest expense		(9,262,388)	(11,440,469)	(11,459,235)
Loss on extinguishment of debt		(42,448)	(130,305)	(238,122)
Foreign exchange gain/(loss)		1,760	(6,605)	5,808
Gain on sale of subsidiaries	5	30,765,498	26,233,275	114,437,152
(Loss)/gain on financial asset	5	(14,293,209)	15,552,515	—

Total other income		7,530,631	31,628,346	103,719,318

Profit before tax		495,758	22,884,321	94,936,517
Income tax expense	10	(595,674)	(205,632)	(350,000)

(Loss)/profit for the year	11	(99,916)	22,678,689	94,586,517

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated statement of comprehensive income (unaudited)
for the years ended 31 December 2009 (unaudited), 2008 (unaudited) and 2007 (unaudited)

		Unaudited	Unaudited	Unaudited
		2009	2008	2007
	Notes	£	£	£
(Loss)/profit for the year		(99,916)	22,678,689	94,586,517

Other comprehensive income/(expense):
Net movement on cash flow hedges		1,874,678	(3,665,418)	(529,885)
Income tax effect		—	—	—

		1,874,678	(3,665,418)	(529,885)

Revaluation of property and equipment		26,318,388	32,066,606	39,079,729
Income tax effect		—	—	—

		26,318,388	32,066,606	39,079,729

Other comprehensive income for the year, net of tax		28,193,066	28,401,188	38,549,844

Total comprehensive income for the year, net of tax		28,093,150	51,079,877	133,136,361

All of the comprehensive income included above, is attributable to the partners.
As described in note 2.2, IAS 1 “Presentation of Financial Statements (Revised)” requires presentation of the above, statement of comprehensive income. This statement is presented above for the first time and was not subject to audit in 2007.
The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated balance sheet
at 31 December 2009 (unaudited) and 2008 (unaudited)

		Unaudited	Unaudited
		2009	2008
	Notes	£	£
Assets
Current assets:
Cash and cash equivalents at banks		15,606,634	14,857,587
Accounts receivable		432,476	467,268
Financial asset	5	1,259,306	15,552,515
Prepaid expenses and other current assets		78,513	5,872,401

Total current assets		17,376,929	36,749,771

Non current assets
Property and equipment	3	143,329,763	212,124,077
Restricted cash	6	12,788,815	14,169,887

Total non current assets		156,118,578	226,293,964

Total assets		173,495,507	263,043,735

Liabilities and partners’ capital

Current liabilities
Trade payables		53,817	67,498
Accrued expenses	8	5,023,381	7,273,775
Deferred revenue		248,193	334,840
Net payables due to affiliates	7	2,674,826	5,423,676
Current maturities of long-term debt, net of finance costs	9	54,406,504	22,894,514
Deferred tax liability	10	79,795	—

Total current liabilities		62,486,516	35,994,303

Non current liabilities
Contractor retention		—	1,536,911
Long-term debt, net of finance costs	9	59,404,476	169,872,879
Derivative financial instruments		2,320,625	4,195,303
Deferred tax liability	10	446,174	—

Total non-current liabilities		62,171,275	175,605,093
Partners’ capital	11	48,837,716	51,444,339

Total non current liabilities and partners’ capital		111,008,991	227,049,432

Total liabilities and partners’ capital		173,495,507	263,043,735

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated statement of changes in partners’ capital
for the year ended 31 December 2009 (unaudited), 2008 (unaudited) and 2007

	Partners’	Accumulated		Foreign		Total
	capital	surplus/	Other	currency	Distribution	partners’
	contributions	(deficit)	reserves	translation	to partners	capital
	£	£	£	£	£	£
At 1 January 2007	61,589,388	(16,184,069)	70,636,697	(484)	—	116,041,532
Profit for the year	—	94,586,517	—	—	—	94,586,517
Cash flow hedge (note 12)	—	—	(529,885)	—	—	(529,885)
Revaluation of property and equipment	—	—	39,079,729	—	—	39,079,729

Total comprehensive income	—	94,586,517	38,549,844	—	—	133,136,361

Disposal of property and equipment revaluation	—	—	(70,636,697)	—	—	(70,636,697)
Partner contributions	26,237,256	—	—	—	—	26,237,256
Distribution to partners	—	—	—	—	(159,675,550)	(159,675,550)

At 31 December 2007	87,826,644	78,402,448	38,549,844	(484)	(159,675,550)	45,102,902

Profit for the year*	—	22,678,689	—	—	—	22,678,689
Cash flow hedge (note 12)*	—	—	(3,665,418)	—	—	(3,665,418)
Revaluation of property and equipment*	—	—	32,066,606	—	—	32,066,606

Total comprehensive income*	—	22,678,689	28,401,188	—	—	51,079,877

Disposal of property and equipment revaluation*	—	—	(39,079,729)	—	—	(39,079,729)
Partner contributions*	11,702,156	—	—	—	—	11,702,156
Distribution to partners*	—	—	—	—	(17,360,867)	(17,360,867)

At 31 December 2008*	99,528,800	101,081,137	27,871,303	(484)	(177,036,417)	51,444,339

Loss for the year*	—	(99,916)	—	—	—	(99,916)
Cash flow hedge (note 12)*	—	—	1,874,678	—	—	1,874,678
Revaluation of property and equipment*	—	—	26,318,388	—	—	26,318,388

Total comprehensive Income/(expense)*	—	(99,916)	28,193,066	—	—	28,093,150

Disposal of property and equipment revaluation*	—	—	(32,066,606)	—	—	(32,066,606)
Foreign currency translation*	—	—	—	484	—	484
Partner contributions*	8,724,898	—	—	—	—	8,724,898
Distribution to partners*	—	—	—	—	(7,358,549)	(7,358,549)

At 31 December 2009	108,253,698	100,981,221	23,997,763	—	(184,394,966)	48,837,716

*	unaudited
The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Consolidated statement of cash flows
for the year ended 31 December 2009 (unaudited), 2008 (unaudited) and 2007

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Operating activities
(Loss)/profit for the year after tax	(99,916)	22,678,689	94,586,517
Adjustments to reconcile (loss)/profit for the year after tax to net cash flows from operating activities:
Net finance costs	8,941,658	10,157,444	10,717,833
Depreciation	3,803,770	3,137,723	3,324,095
Provision for bad debt	37,891	21,980	29,819
Gain on sale of subsidiaries	(30,765,498)	(26,233,275)	(114,437,152)
Loss/(gain) on financial asset	14,293,209	(15,552,515)	—
Loss on extinguishment of debt	(42,448)	(130,305)	(238,122)
Tax on continuing operations	595,674	205,632	350,000
Changes in assets and liabilities:
Accounts receivable	(3,099)	(145,099)	157,745
Prepaid expenses and other current assets	5,793,889	(3,311,519)	(1,056,246)
Trade payables and accrued expenses	(3,870,691)	(906,484)	499,712
Deferred revenue	(86,667)	25,242	88,880
Other current liabilities	—	(4,487,885)	4,487,885

Net cash flows used in operating activities	(1,402,228)	(14,540,372)	(1,489,034)

Investing activities
Decrease/(increase) in restricted cash	1,380,259	(2,581,668)	(11,588,218)
Purchase of property and equipment	(29,590,405)	(74,678,504)	(89,329,492)
Proceeds from sale of subsidiaries, after costs of disposal	120,536,617	97,802,551	245,381,485
Interest paid and capitalised	(1,840,133)	(3,324,135)	(4,695,605)
Interest received	361,418	1,419,935	973,715

Net cash flows from investing activities	90,847,756	18,638,179	140,741,885

Financing activities
Contributions by partners	8,724,898	11,702,156	26,237,256
Distributions to partners	(7,358,549)	(17,360,867)	(159,675,550)
Net (repayments to)/borrowings from affiliates	(2,746,190)	5,753,282	(4,415,153)
Net repayments to partners	—	—	(1,275,000)
Borrowings of long-term debt	29,278,970	92,067,675	148,153,886
Repayments of long-term debt	(108,423,378)	(91,754,860)	(126,918,499)
Interest paid and expensed	(8,172,649)	(10,070,012)	(9,785,802)

Net cash flows used in financing activities	(88,696,898)	(9,662,626)	(127,678,862)

Net increase/(decrease) in cash and cash equivalents before effect of exchange rate on	748,630	(5,564,819)	11,573,989
Effect of exchange rate on cash	417	715	(421)

Net increase/(decrease) in cash and cash equivalents	749,047	(5,564,104)	11,573,568
Cash and cash equivalents at beginning of year	14,857,587	20,421,691	8,848,123

Cash and cash equivalents at end of year	15,606,634	14,857,587	20,421,691

The accompanying notes form an integral part of these financial statements

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
1.	Organization
PS UK Investment (Jersey) Limited Partnership (the Partnership), was formed under the laws of Jersey, Channel Islands on 31 May 2002, between Sunrise Assisted Living Investment, Inc. (SALII), a wholly owned subsidiary of Sunrise Senior Living, Inc. (Sunrise), Senior Housing UK Investment Limited Partnership (SHIP) and SunCo LLC (SunCo), a wholly owned subsidiary of Sunrise and PS UK (Jersey) GP Limited (General Partner). On 29 January 2003, SALII transferred its entire interest in the Partnership to Sunrise Senior Living International L.P. (Sunrise LP), a wholly owned subsidiary of Sunrise. The Partnership was established for the purpose of acquiring land and buildings in order to construct, develop, market, operate, finance and sell assisted living facilities in the United Kingdom. As of 31 December 2009, the Partnership has five operating properties, one property under active development and one site in pre-development in the United Kingdom. The facilities will offer accommodation and organise the provision of non-complex medical care services to elderly residents for a monthly fee. The Partnership’s services will generally not be covered by health insurance so the monthly fees will be payable by the residents, their family, or another responsible party. The Partnership shall be dissolved on 31 December 2012 unless extended or terminated earlier in accordance with the terms and provisions of the Partnership Agreement.
2.1	Basis of preparation
The consolidated financial statements have been prepared on an historical cost basis, except for property and equipment relating to properties operating at year end and derivative financial instruments, which have been measured at fair value. The consolidated financial statements are presented in Sterling.

Going Concern (unaudited)

The consolidated financial statements have been prepared on a going concern basis. As at 31, December 2009, the Partnership had net current liabilities of approximately £45 million. This amount includes debt due to third party lenders of £53.5 million that has been repaid after the year end as discussed in note 14. The directors have a reasonable expectation that the Partnership has adequate resources to continue in operational existence for the foreseeable future. Thus they continue to adopt the going concern basis of accounting in preparing the annual financial statements.

Statement of compliance

The consolidated financial statements of PS UK Investment (Jersey) Limited Partnership and its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as adopted by the International Accounting Standards Board as they apply to the financial statements of the limited partnership and its subsidiaries for the year ended 31 December 2009.

Principles of consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries that will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.
2.2	Changes in accounting policies
The accounting policies adopted are consistent with those of the previous financial year, except that the Partnership has adopted the following new and amended IFRSs as of 1 January 2009:
•	IAS 1 Presentation of Financial Statements (Revised)

•	Amendment to IFRS 7 Financial Instruments: Disclosures
In addition to the above, IAS 23 has been revised to require capitalisation of borrowing costs when such costs relate to a qualifying asset. A qualifying asset is an asset that necessarily takes a substantial period of time to get ready for its intended use or sale. The group already capitalises borrowing costs in certain circumstances as disclosed in the accounting policies.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.2	Changes in accounting policy and disclosures (continued)
The principal effects of the changes to IAS 1 and IFRS 7 are as follows: IAS 1 Presentation of Financial Statements (Revised)

The standard separates owner and non-owner changes in equity. The consolidated statement of changes in partners’ capital is not affected by this change. The standard also introduces the statement of comprehensive income: it presents all items of recognised income and expense, either in one single statement, or in two linked statements. The Partnership has taken the option of presenting an income statement complemented by the statement of comprehensive income.

Amendment to IFRS 7 Financial Instruments: Disclosures

The amendment to the standard requires an entity to provide a quantitative and qualitative analysis of those instruments recognised at fair value based on a three-level measurement hierarchy. In addition, a reconciliation between the beginning and ending balance for level 3 fair value measurements is now required, as well as significant transfers between levels in the fair value hierarchy. The amendments also clarify the requirements for liquidity risk disclosures with respect to derivative transactions and assets used for liquidity management. Entities are required to apply this amendment for annual periods beginning on or after 1 January 2009, with no requirement to provide comparatives on transition.
2.3	Significant accounting judgements, estimates and assumptions
Judgements

The preparation of financial statements in conformity with International Financial Reporting Standards requires management to make judgements, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. However, uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carry amount of the asset or liability affected.

Financial asset

The Partnership has recorded a financial asset representing its contractual right to receive a variable amount of future cash related to prior sales of its subsidiary companies (note 5). Significant management judgement is required to determine the amount of the financial asset that will be recognised, based on forecasted operating results of communities it has sold.

Deferred tax assets

Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profits will be available against which the losses can be utilised. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised gross tax losses at 31 December 2009 was £nil (unaudited) (2008 — £nil) (unaudited) and the unrecognised gross tax losses carried forward at 31 December 2009 were £5,843,804 (unaudited) (2008 — £7,121,467) (unaudited). Further details are contained in note 10.

Revaluation of property, plant and equipment

The Partnership measures land and buildings at revalued amounts with revaluation surpluses recognised in partners’ capital and revaluation deficits recognised in the income statement. The Partnership engaged an independent valuer to determine fair value as at 31 December 2009.
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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.4	Summary of significant accounting policies (continued)

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

Following initial recognition at cost, land and buildings are carried at a revalued amount, which is the fair value at the date of the revaluation less any subsequent accumulated depreciation and subsequent accumulated impairment losses. Valuations are performed frequently enough to ensure that the fair value of a revalued asset does not differ materially from its carrying amount.

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

Accumulated depreciation as at the revaluation date is eliminated against the gross carrying amount of the asset which is restated to the revalued amount of the asset. Upon disposal, any revaluation reserve relating to the particular asset being sold is transferred to accumulated deficit.

Impairment of assets

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the asset’s discounted expected cash flows are not sufficient to recover its carrying amount. The Partnership measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Based on management’s estimation process, no impairment losses were recorded as of 31 December 2009 (unaudited) or 31 December 2008 (unaudited).

Restricted cash

Cash that is pledged or is subject to withdrawal restrictions has been separately identified on the balance sheet as restricted cash.

Revenue recognition

Operating revenue consists of community fee revenue and resident fee revenue. Community fees are received from potential residents prior to or upon occupancy and are refundable if the prospective resident does not move into the facility or moves out of the facility within thirty days. Community fee revenue is recognised thirty days after the resident moves in. Resident fee revenue is recognised monthly as services are rendered. Agreements with residents are generally for a term of one year and are cancellable by residents with thirty days notice.

Interest income is recognised as interest accrues.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.4	Summary of significant accounting policies (continued)

Operating expenses

Operating expenses consists of:
•	Facility operating expenses including labour, food, marketing and other direct costs of operating the communities.

•	Facility development and pre-rental expenses associated with the development and marketing of communities prior to opening.

•	General and administrative expense related to costs of the Partnership itself.

•	Management fees paid to subsidiaries of Sunrise for managing the communities (note 7).
Taxes

Income and corporation taxes

No provision for income or corporation taxes has been included in respect to the partnership in the accompanying financial statements, as all attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement. Details of income and corporation taxes in respect of the subsidiary companies of the Partnership are disclosed in note 10.

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

Deferred income tax

Deferred income tax is provided using the liability method on temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. However, as note 10 indicates, the deferred tax assets have not been recognised, because there is no assurance that enough profits will be generated in the future to be able to utilise the losses and expenditures carried forward.

Deferred income tax liabilities are recognised for all taxable temporary differences, except:
•	where the deferred income tax liability arises from the initial recognition of goodwill or of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•	in respect of taxable temporary differences associated with investments in subsidiaries, associates and interests in joint ventures, where the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.4	Summary of significant accounting policies (continued)

Taxes (continued)

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

The fair value of interest rate swap contracts is determined by reference to market values for similar instruments.

For the purpose of hedge accounting, hedges are classified as:
•	fair value hedges when hedging the exposure to changes in the fair value of a recognised asset or liability or an unrecognised firm commitment (except for foreign currency risk); or

•	cash flow hedges when hedging exposure to variability in cash flows that is either attributable to a particular risk associated with a recognised asset or liability or a highly probably forecast transaction or the foreign currency risk in a unrecognised firm commitment; or

•	hedges of a net investment in a foreign operation.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.4	Summary of significant accounting policies (continued)

Derivative financial instruments and hedging (continued)

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

Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange ruling at the balance sheet date. All differences are taken to the income statement. Non monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transaction.

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
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
2.4	Summary of significant accounting policies (continued)

New standards and interpretations not applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting International Committee (“IFRIC”) have issued a number of standards and interpretations with an effective date after the date of these financial statements that have not yet been adopted by the Partnership. Set out below are only those which may have a material impact on the financial statements in future periods:

Amendment to IAS 17 Leases

This amendment is effective for financial periods beginning on or after 1 January 2010

This amendment deletes much of the existing wording in the standard to the effect all leases of land (where title does not pass) were operating leases. The amendment requires that in determining whether the lease of land (either separately or in combinations with other property) is an operating lease or a finance lease, the same criteria are applied as for any other asset. This may have the impact in future that leases of land will be treated as finance leases rather than operating leases.

Amendment to IAS 24 Related parties

The amendment is expected to be effective for accounting periods beginning after 1 January 2011.

This amendment provides an exemption from disclosure requirements for transactions between entities controlled, jointly controlled or significantly influenced by the same state (‘state-controlled entities’). It also amends the definitions of a related party and of a related party transaction to clarify the intended meaning and remove some inconsistencies.

Amendment to IAS 39 Financial Instruments: Recognition and Measurement — eligible hedged items

This amendment was issued in July 2008 and is effective for financial years beginning on or after 1 July 2009.

The amendment addresses the designation of a one-sided risk in a hedged item, and the designation of inflation as a hedged risk or portion in particular situations. The Directors of the General Partner are assessing the impact of this amendment on the Partnership.

Amendment to IAS 39 Financial Instruments: Recognition and Measurement — put and call options over subsidiaries

The amendment is expected to be effective for accounting periods beginning after 1 January 2010.

The amendment no longer exempts the recognition of put and call options over subsidiaries. In future periods any open put and call options will be required to be recorded and disclosed. As described in note 12, the Partnerships subsidiaries held under put and call options were disposed of on 1 February 2010 so this amendment will only have an effect if new subsidiaries are subject to put and call options.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
3.	Property and equipment
Property and equipment consists of the following at 31 December 2009 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	£	£	£	£
As at 1 January 2009, net of accumulated depreciation and exchange adjustment	119,312,733	2,811,932	89,999,412	212,124,077
Additions, including interest capitalised	1,590,634	331,572	29,508,332	31,403,538
Disposals, net of revaluations and accumulated depreciation	(119,292,069)	(2,545,657)	—	(121,837,726)
Revaluations	26,318,388	—	—	26,318,388
Depreciation charge for the year	(2,543,187)	(1,260,583)	—	(3,803,770)
Transfer of net deferred financing costs to long-term debt*	—	—	(901,744)	(901,744)
Transfer of completed assets	107,255,397	4,639,967	(111,895,364)	—

As at 31 December 2009, net of accumulated depreciation and exchange adjustment	132,641,896	3,977,231	6,710,636	143,329,763

As at 1 January 2009 Cost or fair value	119,312,733	3,280,474	89,999,412	212,592,619
Accumulated depreciation	—	(468,542)	—	(468,542)

Net carrying amount	119,312,733	2,811,932	89,999,412	212,124,077

As at 31 December 2009 Cost or fair value	132,641,896	4,974,292	6,710,636	144,326,824
Accumulated depreciation	—	(997,061)	—	(997,061)

Net carrying amount	132,641,896	3,977,231	6,710,636	143,329,763

*	Costs incurred in connection with obtaining permanent financing are deferred and amortised over the term of the financing. These costs are capitalised while the asset is being constructed and form part of the costs of the asset. Once the asset is completed and ready for its intended use, the unamortised potion of the deferred financing costs is transferred to long-term debt.
Construction in progress represents pre-development costs for two communities. Costs to complete construction of two facilities are estimated to be £30 million.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
3.	Property and equipment (continued)

The Partnership engaged Savills Commercial Ltd., an accredited independent valuer, to provide an opinion of the fair value of each of the communities, which were operating as at 31 December 2009, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied. The directors of the General Partner have also taken into account other market information of which they were aware at the balance sheet date and, consequently, the current fair value of the communities has been based on an internal appraisal, which took account of the valuation provided to the partnership by Savills Commercial Limited, together with observable prices in the market, where these were available.

The date of the valuation was 31 December 2009.

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2009 (unaudited):

		Furniture
	Land and	and
	buildings	equipment	Total
	£	£	£
Cost	108,296,792	4,974,292	113,271,084
Accumulated depreciation	(1,973,283)	(997,061)	(2,970,344)

Net carrying amount	106,323,509	3,977,231	110,300,740

Five operating facilities with a total carrying amount of £136,619,127 are subject to a first charge to secure the Partnership’s long-term debt (note 9).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
3.	Property and equipment (continued)

Property and equipment consists of the following at 31 December 2008 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	£	£	£	£
As at 1 January 2008, net of accumulated depreciation and exchange adjustment	109,744,362	2,615,795	104,344,697	216,704,854
Additions, including interest capitalised**	19,982	18,235	77,964,422	78,002,639
Disposals, net of revaluations and accumulated depreciation	(108,442,422)	(2,206,583)	—	(110,649,005)
Revaluations*	32,066,606	—	—	32,066,606
Depreciation charge for the year	(2,262,721)	(875,002)	—	(3,137,723)
Transfer of net deferred financing costs to long-term debt**	—	—	(863,294)	(863,294)
Transfer of completed assets**	88,186,926	3,259,487	(91,446,413)	—

As at 31 December 2008, net of accumulated depreciation and exchange adjustment	119,312,733	2,811,932	89,999,412	212,124,077

As at 1 January 2008 Cost or fair value	109,744,362	2,973,915	104,344,697	217,062,974
Accumulated depreciation	—	(358,120)	—	(358,120)

Net carrying amount	109,744,362	2,615,795	104,344,697	216,704,854

As at 31 December 2008 Cost or fair value	119,312,733	3,280,474	89,999,412	212,592,619
Accumulated depreciation	—	(468,542)	—	(468,542)

Net carrying amount	119,312,733	2,811,932	89,999,412	212,124,077

*	In previous years, revaluation surpluses were allocated amongst all categories of property and equipment and transfers of completed assets were included in additions. The net carrying amount of property and equipment remains unchanged.

**	Costs incurred in connection with obtaining permanent financing are deferred and amortised over the term of the financing. These costs are capitalised while the asset is being constructed and form part of the costs of the asset. Once the asset is completed and ready for its intended use, the unamortised potion of the deferred financing costs is transferred to long-term debt.
Construction in progress represents pre-development costs for two communities. Costs to complete construction of six facilities are estimated to be £75 million.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
3.	Property and equipment (continued)

The Partnership engaged Savills Commercial Ltd., an accredited independent valuer, to provide an opinion of the fair value of each of the communities that were operating as at 31 December 2008, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied. The directors of the General Partner have also taken into account other market information of which they were aware at the balance sheet date and, consequently, the current fair value of the communities has been based on an internal appraisal, which took account of the valuation provided to the partnership by Savills Commercial Limited, together with observable prices in the market, where these were available.

If property and equipment were measured using the cost model, the carrying amounts would be as follows at 31 December 2008 (unaudited):

		Furniture
	Land and	and
	buildings	equipment	Total
	£	£	£
Cost	88,485,233	3,280,474	91,765,707
Accumulated depreciation	(1,239,107)	(468,542)	(1,707,649)

Net carrying amount	87,246,126	2,811,932	90,058,058

Nine facilities, four operating and five under development, with a total carrying amount of £210,868,188 are subject to a first charge to secure the Partnership’s long-term debt (note 9).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
3.	Property and equipment (continued)

Property and equipment consists of the following at 31 December 2007:

		Furniture
	Land and	and	Construction
	Buildings	equipment	in progress	Total
	£	£	£	£
As at 1 January 2007, net of accumulated depreciation and exchange adjustment	194,366,662	4,274,093	86,644,771	285,285,526
Additions, including interest capitalised**	1,246,318	3,017	92,775,763	94,025,098
Disposals, net of revaluations and accumulated depreciation	(193,773,915)	(3,622,963)	—	(197,396,878)
Revaluations*	39,079,729	—	—	39,079,729
Depreciation charge for the year	(2,317,598)	(1,006,497)	—	(3,324,095)
Transfer of net deferred financing costs to long-term debt**	—	—	(964,526)	(964,526)
Transfer of completed assets**	71,143,166	2,968,145	(74,111,311)	—

As at 31 December 2007, net of accumulated depreciation and exchange adjustment	109,744,362	2,615,795	104,344,697	216,704,854

As at 1 January 2007 Cost or fair value	194,366,662	4,916,153	86,644,771	285,927,586
Accumulated depreciation	—	(641,985)	—	(641,985)
Exchange adjustment	—	(75)	—	(75)

Net carrying amount	194,366,662	4,274,093	86,644,771	285,285,526

As at 31 December 2007 Cost or fair value	109,744,362	2,973,915	104,344,697	217,062,974
Accumulated depreciation	—	(358,120)	—	(358,120)

Net carrying amount	109,744,362	2,615,795	104,344,697	216,704,854

*	In previous years, revaluation surpluses were allocated amongst all categories of property and equipment and transfers of completed assets were included in additions. The net carrying amount of property and equipment remains unchanged.

**	Costs incurred in connection with obtaining permanent financing are deferred and amortised over the term of the financing. These costs are capitalised while the asset is being constructed and form part of the costs of the asset. Once the asset is completed and ready for its intended use, the unamortised potion of the deferred financing costs is transferred to long-term debt.
Construction in progress represents costs incurred in construction of ten facilities in development or pre-development. Costs to complete construction of these ten facilities are estimated to be £151 million.

The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the four Communities that were operating as at 31 December 2007, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is generally considered to be the date at which a community is 95% occupied. The date of the valuation was 31 December 2007.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
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
On 31 July 2007, a subsidiary of the Partnership entered into a Purchase and Sale Agreement with a third party buyer (the Buyer) for the sale of a portfolio of subsidiary companies that own and operate fifteen senior living communities, divided into the Initial Portfolio Members and the Pipeline Portfolio Members. The Initial Portfolio Members included the subsidiary companies that own and operate the senior living communities known as Sunrise of Bassett, Sunrise of Edgbaston, Sunrise of Esher, Sunrise of Fleet, Sunrise of Guildford and Sunrise of Westbourne. The Pipeline Portfolio Members included the subsidiary companies that own and operate the senior living communities known as Sunrise of Bramhall II, Sunrise of Cardiff, Sunrise of Chorleywood, Sunrise of Eastbourne, Sunrise of Mobberley, Sunrise of Solihull, Sunrise of Southbourne, Sunrise of Tettenhall and Sunrise of Weybridge. The sale of the Initial Portfolio Members was completed concurrent with the execution of the Purchase and Sale Agreement for the purchase price of £224.8 million, of which £96.1 million was used to repay long-term debt. The Partnership recorded a net gain on the sale of the Initial Portfolios Members of £106.6 million. The Partnership placed £6.0 million in an escrow account to be used for income support to the Buyer if the net operating income of the six initial communities does not meet specified targets. The Buyer is eligible to receive income support for each of the six communities until each community reaches stabilization, as defined in the Purchase and Sale Agreement. The Partnership’s liability to provide income support does not exceed the £6.0 million. At 31 December 2008, the balance in the escrow account for income support was £nil (unaudited) (2007 — £4.5 million), which is reflected on the balance sheet in restricted cash and other current liabilities. The remaining net proceeds from the sale of the Initial Portfolio Members were distributed to SHIP and Sunrise LP, with the exception of £4.2 million (unaudited) (2007 – £7.1 million) representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
5.	Sale of Subsidiaries (continued)

The Target Completion Dates for the remaining Pipeline Portfolio Members range from January 2009 until January 2010. A Floor Price has been established within the first and second Purchase and Sale Agreement for each of the Pipeline Portfolio Members and this is the consideration received at settlement. A Final Price based on the performance of the communities, is determined at a date subsequent to the sale of each of the Pipeline Portfolio Members based upon specific provisions within the Purchase and Sale Agreement. The Buyer has the right to buy, and the Partnership has the right to require the Buyer to buy, each of the remaining Pipeline Portfolio Members until a date which is 540 days after the Target Completion Date for the specific Pipeline Portfolio Members. At that point, either the Partnership or the Buyer may terminate their rights. If all sales have not been completed by 31 October 2011, then the Partnership’s and the Buyer’s rights under the Purchase and Sale Agreement will terminate.

The results of the subsidiary companies sold in 2007 are presented below:

2007
£
Revenue	18,561,984
Expenses	(19,321,416)

Net operating loss	(759,432)

Other expenses	(7,137,281)

Book loss before taxes	(7,896,713)
Taxes payable related to book income:
Related to pre-tax profit/(loss)	—
Related to gain on disposal	—
Total taxes on book income for the subsidiaries sold	—

The net cash flows incurred by subsidiary companies sold in 2007 are as follows:

2007
£
Operating	(1,182,337)
Investing	146,018,109
Financing	(149,412,223)

Net cash outflow	(4,576,451)

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
5.1	Sale of Subsidiaries (unaudited)
On 30 May 2008, the Partnership and the Buyer executed a second purchase and sale agreement to add the subsidiary companies that own and operate Sunrise of Sonning and Sunrise of Beaconsfield to the Pipeline Members.

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

Four additional Pipeline Members were sold in 2008. On 30 April 2008, the subsidiary companies that owned and operated Sunrise of Solihull were purchased for £22.9 million with £21.1 million of the proceeds being used to repay £15.4 million of outstanding mortgage debt and £5.7 million of the Partnership’s unsecured bank debt. On 30 May 2008, the subsidiary companies that owned and operated Sunrise of Cardiff and Sunrise of Chorleywood were purchased for £53.3 million with £49.6 million of the proceeds being used to repay £35.3 million of outstanding mortgage debt and £14.3 million of the Partnership’s unsecured bank debt. On 31 October 2008, the subsidiary companies that owned and operated Sunrise of Tettenhall were purchased for £23.0 million with £21.1 million of the proceeds being used to repay £15.4 million of outstanding mortgage debt and £5.7 million of the Partnership’s unsecured bank debt. During 2008, the Partnership recorded a net gain on the sale of these four additional Pipeline Members of £26.2 million after paying closing costs of £1.4 million.

The remaining net proceeds from the sale of the Solihull, Cardiff and Chorleywood Pipeline Portfolio Members were distributed to SHIP with the exception of £0.1 million representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

Four additional Pipeline Members were sold in 2009. On 2 January 2009, the subsidiary companies that owned and operated Sunrise of Southbourne were purchased for £29.5 million with £27.4 million of the proceeds being used to repay £20.0 million of outstanding mortgage debt including accrued interest of £0.4 million and £7.4 million of the Partnership’s unsecured bank debt including accrued interest of £0.7 million. On 31 March 2009, the subsidiary companies that owned and operated Sunrise of Eastbourne and Sunrise of Weybridge were purchased for £61.1 million with £56.3 million of the proceeds being used to repay £41.1 million of outstanding mortgage debt including accrued interest of £0.4 million and £15.2 million of the Partnership’s unsecured bank debt including accrued interest of £1.5 million. On 13 November 2009, the subsidiary companies that owned and operated Sunrise of Bramhall were purchased for £31.6 million with £28.9 million of the proceeds being used to repay £21.0 million of outstanding mortgage debt and £7.9 million of the Partnership’s unsecured bank debt including accrued interest of £1.2 million. During 2009, the Partnership recorded a net gain on the sale of these four additional Pipeline Members of £30.8 million after paying closing costs of £1.7 million. The remaining net proceeds from the sale of the Southbourne, Eastbourne and Weybridge Pipeline Portfolio Members were distributed to SHIP and SunCo with the exception of £0.2 million representing a portion of SunCo’s distribution which is held in a restricted cash account until the termination of the Partnership.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
5.1	Sale of Subsidiaries (unaudited) (continued)

As described in note 14, the remaining Pipeline Portfolio Members were sold on 1 February 2010. A Floor Price has been established within the first and second Purchase and Sale Agreement for each of the Pipeline Portfolio Members and this is the consideration received at settlement. A Final Price based on the performance of the communities, is determined at a date subsequent to the sale of each of the Pipeline Portfolio Members based upon specific provisions within the Purchase and Sale Agreement. A percentage of the excess (if any) of the Final Price over the Floor Price (“Top Up Payment”) is to be received by the Partnership. This Top Up Payment is to be reduced by 1) a maximum of £5 million representing additional income support (as defined in the Purchase and Sale Agreement) for the Initial Portfolio Members and 2) a percentage of any potential shortfall between the Final Price and Floor Price (“Clawback”) specific to two communities in the first Purchase and Sale Agreement only. At 31 December 2008, the Partnership had recorded a financial asset of £15.6 million and corresponding gain for the expected Top Up Payment for the sold Pipeline Portfolio Members. At 31 December 2009, the Partnership decreased the financial asset to £1.3 million and recorded a corresponding loss during the year of £14.3 million. The decrease of the financial asset is a result of under-performance of the communities during 2009 compared to management’s forecast at 31 December 2008 and decreases in future forecasted performance of the communities thus reducing the Final Price coupled with an increase in the amount of clawback recognised of £8.7 million now that this can be reliably determined. This financial asset has been recorded at fair value at 31 December 2009 based on management’s forecast of future operating results for the communities.

The following table provides the gain recorded from the sale of subsidiaries in the relevant financial year.

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Subsidiary companies that owned and operated:
Sunrise of Solihull	1,250	5,812,976	—
Sunrise of Cardiff	3,533	6,476,605	—
Sunrise of Chorleywood	33,456	7,136,518	—
Sunrise of Tettenhall	169,377	6,144,089	—
Sunrise of Southbourne	7,381,414	—	—
Sunrise of Weybridge	8,364,235	—	—
Sunrise of Eastbourne	6,798,994	—	—
Sunrise of Bramhall	7,952,654	—	—
Sunrise of Mobberley	—	366,818	7,862,099
Sunrise of Bristol Leigh Woods	—	—	(34,840)
Initial portfolio members	60,585	296,269	106,609,893

Net gain on sale	30,765,498	26,233,275	114,437,152

Any unused accruals estimated at the time of sale are released typically one year after the sale is completed.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
5.1	Sale of Subsidiaries (unaudited) (continued)

The results of the subsidiary companies sold in 2009 are presented below:

	Unaudited	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Revenue	5,223,579	11,586,768	—
Expenses	(6,562,060)	(15,196,193)	(1,896,302)

Net operating loss	(1,338,481)	(3,609,425)	(1,896,302)

Other expense	(1,663,603)	(3,795,197)	(7,064)

Book loss before taxes	(3,002,084)	(7,404,622)	(1,903,366)
Taxes payable related to book income:
Related to pre-tax profit/(loss)	—	—	—
Related to gain on disposal	—	—	—
Total taxes on book income for the subsidiaries sold	—	—	—

The net cash flows incurred by the subsidiary companies sold in 2009 are as follows:

	Unaudited	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Operating	(3,742,817)	(2,146,447)	2,580,724
Investing	101,512,026	(16,198,750)	(53,863,285)
Financing	(105,672,284)	23,861,579	51,435,225

Net cash (outflow)/inflow	(7,903,075)	5,516,382	152,664

The results of the subsidiary companies sold in 2008 are presented below:

	Unaudited	Unaudited
	2008	2007
	£	£
Revenue	7,547,877	8,045,671
Expenses	(10,377,255)	(11,236,920)

Net operating loss	(2,829,378)	(3,191,249)

Other expense	(3,017,506)	(3,016,854)

Book income/(loss) before taxes	(5,846,884)	(6,208,103)
Taxes payable related to book income:
Related to pre-tax profit/(loss)	—	—
Related to gain on disposal	—	—
Total taxes on book income for the subsidiaries sold	—	—

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
5.1	Sale of Subsidiaries (unaudited) (continued)

The net cash flows incurred by the subsidiary companies sold in 2008 are as follows:

	Unaudited	Unaudited
	2008	2007
	£	£
Operating	(3,172,567)	(4,247,679)
Investing	85,202,096	(14,299,095)
Financing	(85,079,166)	20,509,140

Net cash (outflow)/inflow	(3,049,637)	1,962,366

6.	Restricted cash
The Partnership is holding £6.2 million (unaudited) in restricted cash accounts on behalf of Sunrise LP and SunCo representing undistributed proceeds from sale transactions. In addition, a subsidiary of the Partnership entered into an unsecured debt arrangement in 2007. Proceeds from drawings on the unsecured bank loan (note 9) were distributed to SHIP and partially to Sunrise LP and SunCo. The remaining unsecured debt arrangement proceeds of £8.4 million (unaudited) due to Sunrise LP and SunCo were placed in their respective restricted cash accounts. During 2009, Sunrise LP received distributions of £1.7 million (unaudited) (2008 — £0.9 million) (unaudited) from its restricted cash account as permitted by the Partnership Agreement. Interest of £0.2 million (unaudited) was earned on the restricted cash accounts in 2009 (2008 — £0.6 million) (unaudited).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
7.	Affiliate transactions
The consolidated financial statements include the financial statements of the Partnership and the subsidiaries listed in the following table all drawn up to 31 December 2009 (unaudited) or the date of disposal:

			% equity interest
	Country of	Unaudited	Unaudited
Name	incorporation	2009	2008
PS UK SARL	Luxembourg	100	100
Property Companies:
Sunrise of Weybridge Limited	Jersey	0	100
Sunrise of Bristol Leigh Woods Limited	Jersey	100	100
Sunrise of Brooklands Limited	Jersey	100	100
Sunrise of Chichester Limited	Jersey	100	100
Sunrise of Morningside Limited	Jersey	100	100
Sunrise of Sonning Limited	Jersey	100	100
Sunrise of Sevenoaks Limited	Jersey	100	100
Sunrise of Southbourne Limited	Jersey	0	100
Sunrise of Eastbourne Limited	Jersey	0	100
Sunrise of Surbiton Limited	Jersey	100	100
Sunrise of Winchester Limited	Jersey	100	100
Sunrise of Bramhall II Limited	Jersey	0	100
Sunrise of Beaconsfield Limited	Jersey	100	100
Sunrise of Bagshot II Limited	Jersey	100	100
Sunrise of Brighton Limited	Jersey	100	100
Operating Companies:
Sunrise Operations Weybridge Limited	England and Wales	0	100
Sunrise Operations Morningside Limited	England and Wales	100	100
Sunrise Operations Sonning Limited	England and Wales	100	100
Sunrise Operations Sevenoaks Limited	England and Wales	100	100
Sunrise Operations Southbourne Limited	England and Wales	0	100
Sunrise Operations Eastbourne Limited	England and Wales	0	100
Sunrise Operations Winchester Limited	England and Wales	100	100
Sunrise Operations Bramhall II Limited	England and Wales	0	100
Sunrise Operations Beaconsfield Limited	England and Wales	100	100
Sunrise Operations Bagshot II Limited	England and Wales	100	100
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

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
7.	Affiliate transactions (continued)

Other related parties

The following table provides the closing balances for transactions which have been entered into with related parties for the relevant financial year.

	Unaudited	Unaudited
	2009	2008
	£	£
Amounts due to/(from) other related parties:
Sunrise and its wholly owned subsidiaries	2,671,526	5,440,083
General Partner	—	(40,801)
Home Help Companies:
Sunrise Home Help Bramhall II Limited	1,150	36
Sunrise Home Help Beaconsfield Limited	—	1,382
Sunrise Home Help Weybridge Limited	—	4,472
Sunrise Home Help Bagshot II Limited	1,000	1,382
Sunrise Home Help Sonning Limited	1,150	1,382
Sunrise Home Help Southbourne Limited	—	7,299
Sunrise Home Help Eastbourne Limited	—	8,441

	2,674,826	5,423,676

Sunrise and its wholly owned subsidiaries

Subsidiaries of the Partnership have entered into management and development agreements with Sunrise Senior Living Limited (SSL Ltd.), a wholly owned subsidiary of Sunrise, to provide development, design, construction, management, and operational services relating to the facilities in the United Kingdom. The development agreements commenced during 2002 and have been or will be terminated when the facilities open. The management agreements begin when the facilities open and will terminate fifteen years after the facility opens.

Under the development agreements, SSL Ltd., as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership in 2009 were £2,381,306 (unaudited) (2008 — £4,912,938) (unaudited) (2007 — £4,167,787).

Under the management agreements, SSL Ltd., as manager of the properties, will receive management fees equal to 5% — 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership in 2009 were £550,473 (unaudited) (2008 — £489,154) (unaudited) (2007 — £775,441).

The Partnership has an amount due to Sunrise and its wholly owned subsidiaries of £2,671,526 (unaudited) as at 31 December 2009 (2008 — £5,440,083) (unaudited). This payable relates to the above described transactions as well as other development costs paid by Sunrise on behalf of the Partnership. This payable is due on demand and is non-interest bearing.

General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of £nil as of 31 December 2009 (unaudited) (2008 — £40,801) (unaudited). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
7.	Affiliate transactions (continued)

Home Help Companies

Upon opening of each facility, some of the UK Operating Companies have entered into a Domiciliary Care Agreement with their respective Home Help Company, wholly owned subsidiaries of Sunrise, whereby the Home Help Company will provide resident care services for the residents residing in the portion of the facility registered under the Care Standards Act of 2000. In return for this service, the Operating Company will pay the respective Home Help Company a fee equal to £45 per resident day in the first year and an amount to be agreed upon by both parties in the second and subsequent years. Total fees paid to the Home Help Companies in 2009 were £280,080 (unaudited) (2008 — £908,419) (unaudited) (2007 — £1,717,156). In addition under the terms of the Domiciliary Care Agreement the Operating Company is required to provide working capital to the Home Help Company to cover the service expenses of the community not otherwise collected from the residents. Total working capital reimbursed from the Home Help Companies in 2009 was £534,197 (unaudited) (2008 — provided to £633,735) (unaudited) (2007 — £468,425).
8.	Accrued expenses
Accrued expenses consist of the following:

	Unaudited	Unaudited
	2009	2008
	£	£
Contractor accruals including retainage	2,143,128	5,200,015
Interest payable on mortgage debt	578,901	1,227,288
Interest payable on cash flow hedge	921,614	—
Other accrued expenses	1,379,738	846,472

	5,023,381	7,273,775

9.	Long-term debt and commitments
The Partnership has obtained commitments for land loans, construction loans and revolving loans of up to approximately £117.1 million to fund five facilities and future capital transactions (unaudited) (2008 — £262.5 million to fund nine facilities and future capital transactions) (unaudited). The loans are for terms between eighteen months and five years and are secured by the facilities. There was £113,810,980 (unaudited) outstanding at 31 December 2009 (2008 — £192,767,393) (unaudited). These amounts are net of finance costs of £859,672 (unaudited) at 31 December 2009 (2008 — £1,037,973) (unaudited) and include accrued interest of £1,795,628 (unaudited) at 31 December 2009 (2008 — £3,303,645) (unaudited).

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
9.	Long-term debt and commitments (continued)

Principal maturities of long-term debt as of 31 December 2009 are as follows:

			Unaudited	Unaudited
	Effective		2009	2008
	interest rate %	Maturity	£	£
Current
£79,282,382 bank loan	7.87 to 8.25	2009-2010	15,163,787	22,219,514
£21,428,205 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2009-2010	20,251,033	—
£18,451,680 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009-2011	—	435,000
£21,034,664 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009-2012	—	240,000
£20,664,096 bank loan	LIBOR + 1.25 to LIBOR + 1.50	2010-2012	475,428	—
£20,437,698 bank loan	LIBOR + 1.40 to LIBOR + 1.65	2010-2013	238,290	—
£19,784,870 bank loan	LIBOR + 2.00 to LIBOR + 2.25	2010-2013	222,688	—
£19,472,082 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2010	18,055,278	—

			54,406,504	22,894,514

Non-current
£79,282,382 bank loan	7.87 to 8.25	2009-2010	—	21,226,995
£21,428,205 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2009-2010	—	19,142,573
£18,451,680 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009 - 2011	—	17,834,307
£21,034,664 bank loan	LIBOR + 1.25 to LIBOR + 1.75	2009-2012	—	20,536,964
£20,664,096 bank loan	LIBOR + 1.25 to LIBOR + 1.50	2010-2012	19,991,840	15,505,120
£20,437,698 bank loan	LIBOR + 1.40 to LIBOR + 1.65	2010-2013	20,053,769	9,318,827
£19,784,870 bank loan	LIBOR + 2.00 to LIBOR + 2.25	2010-2013	19,358,867	8,160,044
£19,472,082 bank loan	LIBOR + 0.85 to LIBOR + 1.50	2010	—	16,490,783
£19,677,500 bank loan	LIBOR + 1.25 to LIBOR + 2.50	2011	—	19,541,391
£22,252,592 bank loan	LIBOR + 1.35 to LIBOR + 1.75	2011	—	22,115,875

			59,404,476	169,872,879

£79,282,382 bank loan

This loan is unsecured and has payments beginning May 2008 with the balance scheduled to be repaid in May 2010. As described in note 5, a subsidiary of the Partnership entered into a Purchase and Sale agreement with a third party buyer for the sale of a portfolio of subsidiary companies that own and operate senior living communities. This agreement has enabled the Partnership to draw down this facility which is repayable in tranches within 120 days of each future sale completion. The directors of the General Partner will manage cash flow such that the Partnership’s unsecured bank debt and other liabilities are settled in preference to making further distributions, following the receipt of proceeds from future pipeline sales, which in turn trigger part repayment of the unsecured facility as described above. As described in note 14 (unaudited), £15.2 million plus additional accrued interest of £0.1 million of the Partnership’s unsecured bank debt was repaid after the year end, following the Sonning and Beaconsfield sale.

£21,428,205 bank loan

This loan is secured by the facility and is repayable in full in November 2010. As described in note 14, this loan was fully repaid after the year end, following the Sonning and Beaconsfield sale.

£18,451,680 bank loan

This loan is secured by the facility and was fully repaid in March 2009.

£21,034,664 bank loan

This loan is secured by the facility and was fully repaid in November 2009.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
9.	Long-term debt and commitments (continued)

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

£19,472,082 bank loan

This loan is secured by the facility and is repayable in full in November 2010. As described in note 14, this loan was fully repaid after the year end, following the Sonning and Beaconsfield sale.

£19,677,500 bank loan

This loan is secured by the facility and was fully repaid in January 2009.

£22,252,592 bank loan

This loan is secured by the facility and was fully repaid in March 2009.

Commitments

Concurrent with the Partnership entering into the loan agreements with the lenders, Sunrise has also entered into certain guarantee agreements with the lenders related to construction cost overruns and operating deficits for which Sunrise has been paid a fee by the Partnership equal to a percentage of the loan amount. As of 31 December 2009, total annual fees paid and capitalised by the Partnership were £246,963 (unaudited) (2008 — £640,890, (unaudited) (2007 — £392,584).

Commitments (unaudited)

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
10.	Income taxes
The Partnership is not a taxable entity since attributes of income and loss pass through pro rata to the partners on their respective income tax returns in accordance with the Partnership Agreement.

The Partnership directly holds the Luxembourg subsidiary, PS UK SARL. PS UK SARL directly holds a number of UK operating companies and Jersey property companies.

For each financial year, PS UK SARL should generally be taxed on its accounting profit according to the general provisions of Luxembourg tax law. However, per the Advanced Taxation Agreement (“ATA”) agreed with the Luxembourg tax authorities, for each year PS UK SARL need only realise a taxable margin of 0.5% of the Profit Participating Loan’s principal amount. This amount is then taxed at the appropriate Luxembourg tax rate, 28.59% for 2009 (2008 — 29.63%) (2007 — 29.63%). The profit arising in PS UK SARL is attributed to the Partnership via the Profit Participating Loan.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
10.	Income taxes (continued)

Additionally, any capital gain derived from the disposal of the UK operating companies and Jersey property companies is tax exempt in the UK and Jersey.

The UK operating companies are subject to UK corporation tax at 28% for 2009 (2008 — 28.5%) (2007 — 30%) on their net trading profits, and the Jersey property companies are subject to UK income tax at 20% for 2009 (reduced from 22% as of 1 April 2008) on profits generated by the “Property” business as a result of owning land in the UK.

In prior years, the property companies were also subject to tax in Jersey (although double tax relief was available). As of 1 January 2009, Jersey has reduced its income tax rate to zero.

Major components of income for the years ended 31 December are as follows:

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Partnership income	11,940,882	9,487,381	88,569,571
PS UK SARL (Luxembourg) (loss)/income	(4,117,737)	22,332,797	14,774,091
UK Operating and property companies loss	(5,753,325)	(6,004,680)	(4,227,699)
Jersey Property companies loss	(1,574,062)	(2,931,177)	(4,179,446)

Consolidated net profit before tax	495,758	22,884,321	94,936,517

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Analysis of tax expense for the

Current tax:
UK corporation tax	—	—	—
UK income tax	174,892	—	—
Jersey income tax	—	4,379	—
Luxembourg tax	231,700	200,000	350,000
Prior year adjustment — Jersey income tax	13	1,253	—
Prior year adjustment — Luxembourg tax	(336,900)	—	—

Total current tax	69,705	205,632	350,000

Deferred tax:
UK corporation tax	—	—	—
UK income tax	446,174	—	—
Jersey income tax	—	—	—
Luxembourg tax	79,795	—	—

Total deferred tax	525,969	—	—

Income tax expense	595,674	205,632	350,000

As mentioned above, the Partnership is not a taxable entity and so there will be no tax due by the Partnership on this income.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
10.	Income taxes (continued)

The tax on the remaining individual components of profit before tax differs from the theoretical amount that would arise using the weighted average tax rate applicable as follows:

PS UK SARL (Luxembourg)

The applicable 2009 statutory tax rate for Luxembourg tax on income arising in Luxembourg is 28.59% (2008 — 29.63%) (2007 — 29.63%).

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Accounting (loss)/profit before tax:	(4,117,737)	22,332,797	14,774,091

At statutory tax rate of 28.59% (2008 & 2007 – 29.63%)	(1,177,261)	6,617,208	4,377,563
Adjustments to book income:
Losses/(profits) not subject to tax (under ATA)	1,408,961	(6,417,208)	(4,027,563)
Over provision in prior years	(336,900)	—	—
Recognised deferred tax	79,795	—	—

Total tax (credit)/charge	(25,405)	200,000	350,000

UK Operating companies

In the UK, the applicable average statutory tax rate for corporation tax in 2009 is 28% (2008 – 28.5%) (2007 — 30%).

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Accounting loss before tax from property companies:	(5,753,325)	(6,004,680)	(4,227,699)

At blended tax rate of 28% (2008 — 28.5%) (2007 – 30%)	(1,610,931)	(1,711,334)	(1,268,310)
Adjustments to book income:
Non-deductible expenses	—	—	—
Under provision in prior years	—	—	—
Unrecognised tax losses	1,610,931	1,711,334	1,268,310

Total tax charge	—	—	—

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
10.	Income taxes (continued)
Jersey Property companies
The applicable 2009 statutory tax rate for income tax on rental income arising in the UK, to a non UK resident is 20% (pre 1 April 2008 the rate was 22%).

	Unaudited	Unaudited
	2009	2008	2007
	£	£	£
Accounting loss before tax from property companies:	(1,574,062)	(2,931,177)	(4,179,446)

At statutory tax rate of 20% (2007 — 22%)	(314,812)	(586,235)	(919,478)
Adjustments to book income:
Non-deductible pre-rental expenses (mainly project costs not capitalised)	616,427	744,460	919,478
Non-taxable income and gains	(18,087)	(26,194)	—
Non-qualifying depreciation	329,600	(124,827)	—
Utilisation of brought forward pre rental expenses	(3,607)	(2,825)	—
Under provision in prior years	13	1,253	—
Unrecognised pre rental expenses carried forward	11,545	—	—

Total tax charge	621,079	5,632	—

Deferred tax
The operating and property companies had the following deferred tax assets and liabilities at 31 December:

	Unaudited	Unaudited
	2009	2008
	£	£
Deferred tax assets:
UK Operating companies
Tax loss carry-forward	1,619,339	1,896,666

Jersey Property companies
Tax loss carry-forward	—	5,557
Pre-rental expense carry-forward	12,090	12,579

Total deferred tax assets	1,631,429	1,914,802

Deferred tax liabilities:
UK Operating companies	—	—

Jersey Property companies
Capital allowances in advance of depreciation	(446,174)	(274,258)

PS UK SARL
Minimum remaining taxable margin for 2009	(79,795)	—

Total deferred tax liabilities	(525,969)	(274,258)

All the deferred tax liabilities have been recognised.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
10.	Income taxes (continued)
The deferred tax assets have not been recognised because there is no assurance that adequate profits will be generated in the future to be able to utilise the losses and expenditures carried forward.
The ending deferred tax balances do not include activity related to the Operating companies and Property companies that were sold into a new venture during 2009 and 2008. These related to Southbourne, Weybridge, Eastbourne, Bramhall, Solihull, Cardiff, Chorleywood, and Tettenhall. At the end of 2009 and 2008 each of the discontinued Operating companies and Property companies were in a tax loss position (see note 5).
11.	Partners’ capital
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
The partners had initially agreed to contribute £42,500,000 to the Partnership and subsequently increased their commitment to £117,500,000 (unaudited) of which £108,253,698 (unaudited) has been funded through to 31 December 2009 (2008 — £99,528,800) (unaudited).

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total
	£	£	£	£
Balance at 1 January 2007 — unaudited	23,208,305	92,833,226	1	116,041,532
Net profit for the year	18,917,303	75,669,214	—	94,586,517
Other comprehensive income	7,709,969	30,839,875	—	38,549,844
Other reserves	(14,127,340)	(56,509,357)	—	(70,636,697)
Contributions	5,247,452	20,989,804	—	26,237,256
Distributions	(37,638,798)	(113,064,757)	(8,971,995)	(159,675,550)

Balance at 31 December 2007	3,316,891	50,758,005	(8,971,994)	45,102,902

Net profit for the year — unaudited	4,535,738	18,142,951	—	22,678,689
Other comprehensive income — unaudited	5,680,238	22,720,950	—	28,401,188
Other reserves — unaudited	(7,815,946)	(31,263,783)	—	(39,079,729)
Contributions — unaudited	2,340,432	9,361,724	—	11,702,156
Distributions — unaudited	(2,178,290)	(14,670,351)	(512,226)	(17,360,867)

Balance at 31 December 2008 — unaudited	5,879,063	55,049,496	(9,484,220)	51,444,339

Net loss for the year — unaudited	(19,983)	(79,933)	—	(99,916)
Other comprehensive income — unaudited	5,638,613	22,554,453	—	28,193,066
Other reserves — unaudited	(6,413,224)	(25,652,898)	—	(32,066,122)
Contributions — unaudited	1,744,979	6,979,919	—	8,724,898
Distributions — unaudited	(2,036,367)	(4,850,176)	(472,006)	(7,358,549)

Balance at 31 December 2009 — unaudited	4,793,081	54,000,861	(9,956,226)	48,837,716

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
12.	Financial risk management objectives and policies
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
The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to its carrying value at 31 December 2009 (unaudited) and 31 December 2008 (unaudited).
At 31 December 2009, the Partnership had approximately £9 million (unaudited) (2008 — £58 million) (unaudited) of floating-rate debt that has not been hedged. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately £90,000 (unaudited) (2008 — £580,000) (unaudited) based on the amount of floating-rate debt that was not hedged at 31 December 2009.
Liquidity risk
The Partnership manages liquidity risk by maintaining flexibility and continuity of funding through the use of bank loans and capital transactions. Following the receipt of proceeds from future pipeline sales (note 5), the directors of the General Partner will manage cash flow such that the Partnership’s bank debt and other liabilities are settled in preference to making further distributions. £54.4 million (unaudited) of the Partnership’s debt will mature in less than one year at 31 December 2009 (2008 — £22.9 million) (unaudited) of which £54.2 million (unaudited) was repaid after the year end, following the Sonning and Beaconsfield sale (note 14).
The table below summarises the Partnership’s financial liabilities at 31 December based on contractual undiscounted payments, including interest.
As at 31 December 2009 — (unaudited)

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	£	£	£	£	£	£
Interest bearing loans and borrowings	—	1,015,026	55,052,270	63,114,611	—	119,181,907
Trade payables	53,817	—	—	—	—	53,817
Accrued expenses	—	3,483,343	—	—	—	3,483,343
Contractor retention	—	903,299	636,739	—	—	1,540,038

	53,817	5,401,668	55,689,009	63,114,611	—	124,259,105

As at 31 December 2008 — (unaudited)

		Less	Three
	On	than three	to twelve	One to	More than
	demand	months	months	five years	five years	Total
	£	£	£	£	£	£
Interest bearing loans and borrowings	—	1,648,546	30,791,239	186,913,855	—	219,353,640
Trade payables	67,498	—	—	—	—	67,498
Accrued expenses	—	6,039,089	—	—	—	6,039,089
Contractor retention	—	928,987	305,699	1,536,911	—	2,771,597

	67,498	8,616,622	31,096,938	188,450,766	—	228,231,824

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
12.	Financial risk management objectives and policies (continued)
Hedging activities
Cash flow hedges
The Partnership manages its exposure to interest rate risk by entering into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed upon fixed interest and variable interest rates.
At 31 December 2009 (unaudited) and 31 December 2008 (unaudited), the Partnership had an interest rate swap agreement in place with a notional amount of £90,000,000 whereby it pays a fixed rate of interest of 5.36% and receives a variable rate equal to 3-month LIBOR on the notional amount. The swap agreement has a maturity date of 15 January 2011. The swap is being used to hedge the exposure to changes in the variable interest rate on the Partnership’s long-term debt. As at 31 December 2009, the fair value of the interest rate swap was £2,320,625 (unaudited) (2008 — £4,195,303) (unaudited).
Foreign currency risk
Foreign currency risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Partnership’s exposure to the risk of changes in foreign exchange rates relates primarily to the Partnership’s foreign cash accounts and payables to related parties. The balances in these foreign currency denominated accounts are minimal. Therefore the Partnership’s exposure to foreign currency risk is low and it has not engaged in foreign currency hedging activities.
Credit risk
The Partnership has recorded a contingent financial asset representing its contractual right to receive future cash for the previous sales of certain of its subsidiary entities. The future cash is receivable from the counterparty to the Purchase and Sale Agreement as discussed in note 5. The maximum exposure should the counterparty be unable to pay would be the amount of the financial asset recorded of £1,259,306 (unaudited) (2008 — £15,552,515) (unaudited).
There are no other significant concentrations of credit risk within the Partnership. With respect to credit risk arising from cash and restricted cash, the Partnership’s exposure to credit risk arises from the default of the counterparty, with a maximum exposure equal to the carrying amount of these instruments.
Fair value hierarchy (unaudited)
The Partnership uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:
Level 1: quoted (unadjusted) prices in active markets for identical assets or liabilities
Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.
As at 31 December 2009, the Partnership held an interest rate swap with a fair value of £2,320,625 (unaudited) (2008 — £4,195,303) (unaudited). The fair value of this interest rate swap is determined using a level 2 technique.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
12.	Financial risk management objectives and policies (continued)
Capital management
The primary objective of the Partnership’s capital management is to permit the acquisition and development, construction and operation of approximately twenty-six facilities. As at 31 December 2009, twenty facilities have been fully developed. The Partnership has incurred pre-construction costs on two communities and currently intends to develop these communities when construction financing is available. The Partnership will not pursue developing the four remaining facilities.
To maintain the capital structure, the Partnership will require additional capital contributions from Sunrise LP and SHIP in accordance with the Limited Partnership agreement to fund the development of the two remaining facilities. Capital contributions for initial investment approval projects are made pursuant to the initial investment proposal approved budget. Capital contributions for final investment approved projects are made pursuant to the approved development budget. Capital contributions are also made for initial site investigation costs as well as other expenses, fees and liabilities that the Partnership may occur. No changes were made in the objectives, policies or processes during the year ended 31 December 2009.

The following table provides the detail of the capital contributions made for the relevant financial year:

	Unaudited	Unaudited
	2009	2008
	£	£
General partnership expenses	(54,683)	(250,000)
Initial site investigation costs	—
Initial investment approved projects:
Sunrise of Brooklands Limited	—	(77,646)
Sunrise of Brighton	5,183,399	1,315,706
Sunrise of Surbiton	160,176	(53,627)
Final investment approved projects:
Sunrise of Bramhall II Limited	56,669	—
Sunrise of Cardiff Limited	—	250,000
Sunrise of Eastbourne Limited	—	585,439
Sunrise of Sevenoaks Limited	963,002	3,024,593
Sunrise of Solihull Limited	—	369,231
Sunrise of Southbourne Limited	—	1,398,049
Sunrise of Tettenhall Limited	—	1,047,585
Sunrise of Weybridge Limited	—	501,592
Sunrise of Winchester Limited	2,416,335	3,591,234

	8,724,898	11,702,156

13.	Pensions and other post-employment benefit plans
Eligible employees of some of the United Kingdom subsidiaries of the Partnership can participate in a Group Personal Pension Plan (the Plan), which is a money purchase pension plan to help save for retirement. Eligible employees are those who have completed the probationary period, as defined in each employee’s contract, and have reached age 18. The Plan contains three elements — employer-based contributions, equalling a minimum of 3% of eligible pensionable salary; optional member contributions; and mandatory employer matching contributions for managers and senior managers. During 2007, the Partnership contributed £30,069 to the Plan. As at 31 December 2007, all of the subsidiaries that offered the Plan had been sold.

PS UK Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
at 31 December 2009 (unaudited), 2008 (unaudited) and 2007
14.	Subsequent events after the balance sheet date of 31 December 2009 (unaudited)
On 15 January 2010, the notional amount of the Partnership’s interest rate swap was reduced to £50,000,000. The swap is being used to hedge the exposure to changes in the variable interest rate on the Partnership’s long-term debt. The notional amount was reduced in anticipation of £38.3 million of the Partnership’s long-term debt being repaid following the Sonning and Beaconsfield sale.
On 1 February 2010, the subsidiary companies that owned and operated Sunrise of Sonning and Sunrise of Beaconsfield were sold for £61.3 million with £54.2 million of the proceeds being used to repay £38.9 million of outstanding mortgage debt and £15.3 million of the Partnership’s unsecured bank debt. A gain of approximately £13.9 million will arise on this sale.

Report of Independent Auditors
To the Partners of PS Germany Investment (Jersey) Limited Partnership
We have audited the accompanying consolidated statements of income, changes in partners’ capital, and cash flows of PS Germany Investment (Jersey) Limited Partnership and its subsidiaries (‘the Partnership’) for the year ended 31 December 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PS Germany Investment (Jersey) Limited Partnership for the year ended 31 December 2007 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.
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
/s/Ernst & Young LLP
London, England
10 September 2008
except for Note 2.1.1 relating to going concern and paragraphs 2 to 6 of Note 11.1, as to which the date is 23 December 2008

PS Germany Investment (Jersey) Limited Partnership
Consolidated income statement
eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007

		Unaudited
		8 months ended	Year ended
		31 August	31 December
		2008	2007
	Notes	€	€
Operating revenue:
Resident fees		7,580,322	6,321,192
Rental income	5	4,231,552	4,673,335

Total operating revenue		11,811,874	10,994,527

Operating expenses:
Facility operating expenses		13,755,243	13,860,525
Facility development and pre-rental expenses		619,524	2,707,130
General and administrative expenses		8,044	209,777
Management fees	5	353,683	313,560
Depreciation	4	3,730,872	4,560,805
Negative fair value movement on property and equipment	4	12,146,724	63,613,081

Total operating expenses		30,614,090	85,264,878

Net operating loss		(18,802,216)	(74,270,351)

Other income/(expenses):
Interest income		130,292	2,999
Interest expense		(9,438,235)	(11,265,789)
Foreign exchange loss		—	(712)

Total other income/(expenses)		(9,307,943)	(11,263,502)

Loss before tax and minority interests		(28,110,159)	(85,533,853)
Income tax expense	8	—	—

Loss for the period after tax before minority interests		(28,110,159)	(85,533,853)
Minority interests		427,944	1,544,885

Net loss for the period after minority interests	9	(27,682,215)	(83,988,968)

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated balance sheet
at 31 August 2008 (unaudited)

		Unaudited
		31 August
		2008
	Notes	€
Assets
Current assets:
Cash and cash equivalents	3	2,454,693
Accounts receivable		912,362
Prepaid expenses and other current assets		268,889
Receivables due from affiliates	5	460,945

Total current assets		4,096,889

Non current assets
Property and equipment	4	110,473,901
Restricted cash	7	5,863,645
Rent receivable	5	5,772,630

Total non current assets		122,110,176

Total assets		126,207,065

Liabilities and partners’ capital

Current liabilities
Trade payables		302,821
Accrued expenses	6	1,683,499
Payables due to affiliates	5	19,269,476
Partner loan	5	2,010,000
Current maturities of long-term debt	7	7,845,988

Total current liabilities		31,111,784

Non current liabilities
Notes payable to affiliates	5	11,070,710
Long-term debt, net of finance costs	7	177,122,051

Total non current liabilities		188,192,761

Minority interest		38,844
Partners’ capital	9	(93,136,324)

Total partners’ capital		(93,097,480)

Total liabilities and partners’ capital		126,207,065

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated statement of changes in partners’ capital
eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007

	Partners’		Asset	Foreign			Total
	capital	Accumulated	revaluation	currency	Partners’	Minority	partners’
	contributions	deficit	reserve	translation	capital	interests	capital
	€	€	€	€	€	€	€
At 1 January 2007	50,409,173	(31,414,747)	—	—	18,994,426	2,065,673	21,060,099
Foreign currency translation	—	—	—	(545,405)	(545,405)	—	(545,405)

Total income and expense for the year recognised directly in equity	—	—	—	(545,405)	(545,405)	—	(545,405)
Loss for the year	—	(83,988,968)	—	—	(83,988,968)	(1,544,885)	(85,533,853)

Total income and expense for the year	—	(83,988,968)	—	(545,405)	(84,534,373)	(1,544,885)	(86,079,258)
Partner contributions	54,000	—	—	—	54,000	(54,000)	—

At 31 December 2007	50,463,173	(115,403,715)	—	(545,405)	(65,485,947)	466,788	(65,019,159)
Foreign currency translation (unaudited)	—	—	—	31,838	31,838	—	31,838

Total income and expense for the period recognised directly in equity (unaudited)	—	—	—	31,838	31,838	—	31,838
Loss for the period (unaudited)	—	(27,682,215)	—	—	(27,682,215)	(427,944)	(28,110,159)

Total income and expense for the period (unaudited)	—	(27,682,215)	—	31,838	(27,650,377)	(427,944)	(28,078,321)
Partner contributions (unaudited)	—	—	—	—	—	—	—

At 31 August 2008 (unaudited)	50,463,173	(143,085,930)	—	(513,567)	(93,136,324)	38,844	(93,097,480)

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Consolidated statement of cash flows
eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007

		Unaudited
		8 months ended	Year ended
		31 August	31 December
		2008	2007
	Notes	€	€
Operating activities
Loss for the period after tax before minority interests		(28,110,159)	(85,533,853)
Adjustments to reconcile loss for the period after tax before minority interests to net cash flows from operating activities:
Net finance costs		9,307,943	11,263,502
Negative fair value movement on property and equipment		12,146,724	63,613,081
Depreciation		3,730,872	4,560,805
Provision for bad debt		—	31,583
Changes in assets and liabilities:
Accounts receivable		(266,778)	(360,651)
Prepaid expenses and other current assets		(87,947)	73,048
Trade payables and accrued expenses		(291,705)	130,707
Rent receivable		(1,317,735)	(2,156,573)

Net cash flows used in operating activities		(4,888,785)	(8,378,351)

Investing activities
Increase in restricted cash		(126,372)	(5,737,273)
Purchase of property and equipment		(2,327,599)	(43,755,464)
Interest paid and capitalised		(93,281)	(1,235,851)
Repayment/(purchase) of participation rights		900,000	(100,000)
Interest received		130,292	2,999

Net cash flows used in investing activities		(1,516,960)	(50,825,589)

Financing activities
Contributions by partners		—	54,000
Contributions by minority interests		—	(54,000)
Financing cost paid		—	(430,159)
Net borrowings from/(repayments to) affiliates		6,802,174	(3,810,859)
Notes payable to affiliates		601,414	6,808,090
Borrowings of long-term debt		11,012,604	143,550,913
Repayments of long-term debt		(2,193,975)	(77,713,608)
Interest paid and expensed		(8,886,942)	(8,688,172)

Net cash flows from financing activities		7,335,275	59,716,205

Net increase/(decrease) in cash and cash equivalents before effect of exchange rate on cash		929,530	512,265
Effect of exchange rate on cash		(1,100)	(586)

Net increase/(decrease) in cash and cash equivalents		928,430	511,679
Cash and cash equivalents at beginning of period		1,526,263	1,014,584

Cash and cash equivalents at end of period	3	2,454,693	1,526,263

The accompanying notes form an integral part of these financial statements

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
Principles of consolidation
The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiary undertakings. The Partnership wholly owns thirteen (unaudited) (2007 — thirteen) General Partnerships that in turn own twelve non-wholly owned limited partnerships which the General Partnerships control with the unilateral right and obligation to manage and represent the limited partnerships. These twelve non-wholly owned limited partnerships are also included in the consolidated financial statements of the Partnership as it is the Partnership’s policy to consolidate non-wholly owned interests when it holds the unilateral ability to conduct the ordinary course of business of the non-wholly owned interests. The Partnership’s wholly owned and non-wholly owned subsidiaries will develop, own and operate assisted living facilities. All significant intercompany accounts and transactions eliminate upon consolidation.
2.1.1	Going concern — related to the year ended 31 December 2007
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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
2.1	Basis of preparation (continued)
2.1.1	Going concern — related to the year ended 31 December 2007 (continued)
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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
2.1	Basis of preparation (continued)
2.1.2	Going concern — related to the period ended 31 August 2008 (unaudited) (continued)
Credit Facility through 29 April 2009 and the applicability of certain cross-default provisions through 30 April 2009.
The Amendment also permanently reduces the aggregate commitments of the lenders under the Bank Credit Facility from $160 million to $118.0 million (outstanding borrowings of $93.5 million plus outstanding letters of credit of $24.5 million).
Sunrise previously disclosed in its Form 10-K for the year ended 31 December 2008 that it believed its expected cash balances and expected cash flow would be sufficient to enable it to meet its obligations only through 31 March 2009. Based on revised cash flow forecasts as well as a result of the cash proceeds from the 18 March 2009 sale of Sunrise’s Greystone subsidiary, Sunrise currently expects that its cash balances and expected cash flow will be sufficient to operate and meet its obligations through 30 April 2009. However, Sunrise does not expect to be in compliance with the financial covenants in the Credit Agreement on 30 April 2009, which is the day following the date on which the waiver of certain financial covenants set forth in the Bank Credit Facility expires. Unless a subsequent waiver is granted, failure to comply with the financial covenants on 30 April 2009 would constitute an event of default under the Bank Credit Facility that would allow the lenders to exercise certain remedies after the expiration of any applicable grace period. In the event of an acceleration of the Bank Credit Facility, Sunrise may not be able to fully repay its outstanding borrowings.
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
Deferred tax assets
Deferred tax assets are recognised for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilised. Significant management judgment is required to determine the amount of deferred tax assets that can be recognised, based upon the likely timing and level of future taxable profits together with future tax planning strategies. The carrying value of recognised tax losses at 31 August 2008 was €nil (unaudited) and the

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007 unrecognised tax losses at 31 August 2008 was €90 million (unaudited). Further details are contained in note 8.
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
3.	Cash and cash equivalents
For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise the following at 31 August 2008:

Unaudited
31 August
2008
€
Cash at banks and on hand	2,454,693

2,454,693

Cash at banks earns interest at floating rates based on daily bank deposit rates.
4.	Property and equipment
Property and equipment consists of the following at 31 August 2008 (unaudited):

		Furniture
	Land and	and	Construction
	buildings	equipment	in progress	Total
	€	€	€	€
As at 1 January 2008, net of accumulated depreciation	91,311,548	7,258,702	25,725,642	124,295,892
Additions, including interest capitalised	22,052,409	1,912,847	(21,544,376)	2,420,880
Revaluations	(7,904,229)	(426,504)	(3,815,991)	(12,146,724)
Depreciation charge for the year	(2,358,179)	(1,372,693)	—	(3,730,872)
Transfer of net deferred financing costs	—	—	(365,275)	(365,275)

As at 31 August 2008, net of accumulated depreciation	103,101,549	7,372,352	—	110,473,901

As at 1 January 2008 cost or fair value	96,264,542	9,982,895	25,725,642	131,973,079
Accumulated depreciation	(4,952,994)	(2,724,193)	—	(7,677,187)

Net carrying amount	91,311,548	7,258,702	25,725,642	124,295,892

As at 31 August 2008 cost or fair value	110,412,722	11,469,238	—	121,881,960
Accumulated depreciation	(7,311,173)	(4,096,886)	—	(11,408,059)

Net carrying amount	103,101,549	7,372,352	—	110,473,901

The Partnership has determined that the valuations prepared by Savills Commercial Ltd as of 31 December 2007 for seven of the eight operating properties continue to be representative of fair value as of 31 August 2008 as the operating results of the seven operating properties through 31 August 2008 have not significantly differed from the operating forecasts provided when the valuations were performed. The negative revaluation for the eight months ended 31 August 2008 results from the valuation of the ninth community that opened in February 2008, the updated valuation (prepared by Savills Commercial Ltd as of 30 September 2008) for one operating property and the valuation of a piece of land that the Partnership has decided it will not develop. The market value for the land was based on market-based evidence as of 31 August 2008.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
4.	Property and equipment (continued)
The Partnership engaged Savills Commercial Ltd, an accredited independent valuer, to provide an opinion of the fair value of each of the eight communities that were operating as of 31 December 2007, on a freehold basis as a fully equipped operational entity having regard to trading potential in existing use and present condition subject to the management contract in place. Fair value was determined using a discounted cash flow method of valuation assuming reasonable trade build up to future stabilization. Stabilization is considered by the directors to be the date at which a community is 95% occupied which usually occurs 12 to 18 months after opening. The date of the revaluation was 31 December 2007. An independent valuation was also obtained for a parcel of undeveloped land. Fair value was determined by reference to market-based evidence. The date of the valuation was 31 December 2006. For 2007, management has determined the fair value of the undeveloped land has not materially differed from the valuation at 31 December 2006.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
5.	Affiliate transactions
The consolidated financial statements include the financial statements of the Partnership and the subsidiary undertakings listed in the following table, all drawn up to 31 August 2008:

		% equity interest
		Unaudited
	Country of	31 Aug	31 Dec
Name	incorporation	2008	2007
PS Assisted Living SARL	Luxembourg	100	100
Sunrise Properties Germany GmbH	Germany	100	100
PSRZ (Germany) GP GmbH	Germany	100	100
General Partners:
PSRZ Klein Flottbek GmbH	Germany	100	100
PSRZ Reinbek GmbH	Germany	100	100
PSRZ Villa Camphausen GmbH	Germany	100	100
PSRZ Frankfurt-Westend GmbH	Germany	100	100
PSRZ Oberursel GmbH	Germany	100	100
PSRZ Wiesbaden GmbH	Germany	100	100
PSRZ Hannover GmbH	Germany	100	100
PSRZ Munchen-Thalkirchen GmbH	Germany	100	100
PSRZ Konigstein GmbH	Germany	100	100
PSRZ Meerbusch GmbH	Germany	100	100
PSRZ Ratingen-Hosel GmbH	Germany	100	100
PSRZ Bad Soden GmbH	Germany	100	100
Property Companies:
Sunrise Klein Flottbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Reinbek Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Villa Camphausen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Frankfurt-Westend Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Oberursel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Wiesbaden Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Hannover Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Munchen-Thalkirchen Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Konigstein Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Meerbusch Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Ratingen-Hosel Senior Living GmbH & Co. KG	Germany	94	94
Sunrise Bad Soden Senior Living GmbH & Co. KG	Germany	94	94
Operating Companies:
Sunrise Klein Flottbek GmbH	Germany	100	100
Sunrise Reinbek GmbH	Germany	100	100
Sunrise Villa Camphausen GmbH	Germany	100	100
Sunrise Frankfurt-Westend GmbH	Germany	100	100
Sunrise Oberursel GmbH	Germany	100	100
Sunrise Wiesbaden GmbH	Germany	100	100
Sunrise Hannover GmbH	Germany	100	100
Sunrise Munchen-Thalkirchen GmbH	Germany	100	100
Sunrise Konigstein GmbH	Germany	100	100
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
5.	Affiliate transactions (continued)
Other related parties

The following table provides the closing balances as at 31 August 2008 for transactions which have been entered into with related parties for the relevant financial period.

Unaudited
31 August
2008
€
Amounts due from other related parties
General Partner
PS Germany (Jersey) GP Limited	40,853
Care Companies:
Sunrise Klein Flottbek Pflege GmbH	38,521
Sunrise Villa Camphausen Pflege GmbH	29,114
Sunrise Frankfurt-Westend Pflege GmbH	59,553
Sunrise Oberursel Pflege GmbH	63,372
Sunrise Wiesbaden Pflege GmbH	102,049
Sunrise Munchen-Thalkirchen Pflege GmbH	110,492
Sunrise Hannover Pflege GmbH	16,991

460,945

Amounts due to other related parties
Sunrise and its wholly owned subsidiaries	19,127,319
Care Companies:
Sunrise Reinbek Pflege GmbH	12,244
Sunrise Konigstein Pflege GmbH	129,913

19,269,476

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

Under the development agreements, SSL Germany, as developer of the properties, will receive development fees equal to 4% of total project costs for each facility and may be eligible to receive a performance fee equal to 1% of total project costs, if certain criteria are met. Total development fees incurred and capitalised by the Partnership for the eight months ended 31 August 2008 were €nil (unaudited) (year ended 31 December 2007 — €1,492,881).

Under the management agreements, SSL Germany, as manager of the properties, will receive management fess equal to 5% — 7% of revenues based on facility occupancy levels. Total management fees incurred by the Partnership for the eight months ended 31 August 2008 were €353,683 (unaudited) (year ended 31 December 2007 — €313,560).

The Partnership has an amount due to Sunrise and its wholly owned subsidiaries of €19,127,319 as of 31 August 2008 (unaudited). This payable relates to the above described transactions as well as other development and operating costs paid by Sunrise on behalf of the Partnership. This payable is due on demand and is non-interest bearing.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
5.	Affiliate transactions (continued)
General Partner

The General Partner is responsible for managing the Partnership. The Partnership has an amount due from the General Partner of €40,853 as of 31 August 2008 (unaudited). This receivable relates to costs paid by the Partnership on behalf of the General Partner. This receivable is due on demand and is non-interest bearing.

Care Companies

Upon opening of each facility, each of the German Operating Companies has entered into a Service Agreement with their respective Care Companies, wholly owned subsidiaries of Sunrise LP, whereby the Care Company will provide emergency resident care services for the residents residing in a portion of the facility. Total amounts paid to the Care Companies for the eight months ended 31 August 2008 were €478,479 (unaudited) (year ended 31 December 2007 — €401,414), representing the net profit on the services provided. In addition under a second Service Agreement the Operating Company will provide non-care resident services for the residents residing in a portion of the facility. Total fees received by the Operating Companies for the eight months ended 31 August 2008 were €1,576,759 (unaudited) (year ended 31 December 2007 — €1,033,587) representing the net profit on the services provided.

Rent receivable and rental income

Upon the opening of each facility, each of the Care Companies enters into subleases for a portion of each facility under a twenty-five year sublease with their respective Operating Company. Total rental income received by the Partnership for the eight months ended 31 August 2008 was €4,231,552 (unaudited) (year ended 31 December 2007 — €4,673,335). The subleases may include an abatement of all or a portion of the first year’s rent. The excess of rents accrued over the amounts contractually due pursuant to the underlying leases is recorded as rent receivable on the consolidated balance sheet.

Future minimum lease payments to be received under nine subleases as of 31 August 2008 are as follows:

Unaudited
31 August
2008
€
Within one year	6,349,372
Within one to two years	6,349,372
Within two to three years	6,349,372
Within three to four years	6,349,372
Within four to five years	6,349,372
After five years	114,639,600

146,386,460

Further, rent receivable, which represents the excess of the rent income accrued over the amount contractually due, will be paid commencing from the second year of the lease and will be fully paid by the last year of the lease. As of 31 August 2008, €179,129 (unaudited) of the rent receivable will be received in the next 12 months. Total rent receivable for the eight months ended 31 August 2008 was €5,772,630 (unaudited) (year ended 31 December 2007 — €4,454,895).

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
5.	Affiliate transactions (continued)
Participation rights

A subsidiary of the Partnership entered into Participation Rights Agreements with nine of the Care Companies. These agreements grant the Partnership a share in the profits of the Care Companies. The Partnership paid €nil (unaudited) in 2008 and €100,000 in 2007, the nominal value of the Participation Rights, which will be repaid at the end of the Participation Rights Agreement. These agreements will terminate in accordance with the terms of the Participation Rights Agreements. The share of profits received by the Partnership for the eight months ended 31 August 2008 was €nil (unaudited) (year ended 31 December 2007 — €nil). In June 2008, the Participation Rights Agreements were terminated and the Participation Rights were repaid to the Partnership.

Partner loan

Under the terms of the Partnership Agreement, Sunrise LP and SHIP have provided loans to the Partnership. The loans are unsecured, non-interest bearing and are repayable from available cash from operations or capital transactions. In September 2008, these loans were repaid to Sunrise LP and SHIP.

Notes payable to affiliates

In December 2005, a subsidiary of the Partnership entered into a subordinate loan agreement with Sunrise LP to fund the operating deficits of the facilities up to €10 million. Interest accrues at EURIBOR plus 4.25% on the subordinated debt and the debt matures on the earlier of the date the construction loans terminate or five years from the date of the subordinate loan agreement. There was €11,070,710 (unaudited) outstanding at 31 August 2008 including accrued interest of €1,070,710 (unaudited).

Key management personnel

A director of certain subsidiaries of the Partnership is a partner in a law firm that provides legal services to the Partnership. During 2007, the Partnership paid fees to this law firm of €100,757. In December 2007, this director resigned from the Partnership.
6.	Accrued expenses
Accrued expenses consist of the following at 31 August 2008:

Unaudited
2008
€
Professional fee accruals	425,526
Interest payable on mortgage debt	22,955
Other accrued expenses	1,235,018

1,683,499

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
7.	Long-term debt and commitments
The Partnership obtained commitments for land loans, construction loans and revolving loans of up to €193.9 million to fund nine facilities and one parcel of undeveloped land. The loans are for terms ranging from two to seven years and are secured by the facilities. Advances under the loans bear interest of EURIBOR plus 1.125% to EURIBOR plus 3.25%. There was €184,968,039 outstanding at 31 August 2008 (unaudited). This amount is net of finance costs of €2,032,210 at 31 August 2008 (unaudited).

Principal maturities of long-term debt as of 31 August 2008:

		Calendar	Unaudited
	Effective	year of	2008
	interest rate%	maturity	€
Current
€1,202,500 bank loan	2.25 + EURIBOR	2008	1,202,500
€2,358,100 bank loan	3.25 + EURIBOR	2008	1,165,220
€13,761,900 bank loan	3.25 + EURIBOR	2008	2,542,700
€3,317,603 bank loan	1.125 - 2.00 + EURIBOR	2008-2009	130,000
€3,380,292 bank loan	1.125 - 2.00 + EURIBOR	2009	90,000
€16,898,403 bank loan	1.125 - 2.00 + EURIBOR	2008-2009	660,000
€21,062,550 bank loan	1.125 - 2.00 + EURIBOR	2009	545,000
€21,613,301 bank loan	1.35 - 2.25 + EURIBOR	2008-2009	1,137,544
€2,992,567 bank loan	1.35 - 2.25 + EURIBOR	2008-2009	101,924
€4,289,330 bank loan	1.125 - 2.00 + EURIBOR	2009	53,100
€17,032,444 bank loan	1.125 - 2.00 + EURIBOR	2009	218,000

			7,845,988

Non-current
€13,761,900 bank loan	3.25 + EURIBOR	2008-2011	8,384,034
€3,317,603 bank loan	1.125 - 2.00 + EURIBOR	2008-2011	2,397,658
€3,380,292 bank loan	1.125 - 2.00 + EURIBOR	2009-2011	3,160,252
€16,898,403 bank loan	1.125 - 2.00 + EURIBOR	2008-2011	14,884,362
€21,062,550 bank loan	1.125 - 2.00 + EURIBOR	2009-2011	20,166,157
€21,613,301 bank loan	1.35 - 2.25 + EURIBOR	2008-2011	19,903,787
€2,992,567 bank loan	1.35 - 2.25 + EURIBOR	2008-2012	1,777,789
€3,961,848 bank loan	2.75 + EURIBOR	2012	3,947,486
€4,230,775 bank loan	2.75 + EURIBOR	2012	4,215,439
€4,239,762 bank loan	2.75 + EURIBOR	2012	4,224,393
€4,289,330 bank loan	1.125 - 2.00 + EURIBOR	2009-2012	4,236,239
€4,520,586 bank loan	2.75 + EURIBOR	2012	4,504,198
€15,223,829 bank loan	2.75 + EURIBOR	2012	15,168,643
€16,799,225 bank loan	2.75 + EURIBOR	2012	16,738,327
€17,032,444 bank loan	1.125 - 2.00 + EURIBOR	2009-2012	16,491,812
€18,399,642 bank loan	2.75 + EURIBOR	2012	18,332,944
€18,656,160 bank loan	2.75 + EURIBOR	2012	18,588,531

			177,122,051

€1,202,500 bank loan

This loan is secured by land and is repayable in full in December 2008. In December 2007, the maturity date was extended to December 2008. As of March 2009, this loan remains unpaid.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
7.	Long-term debt and commitments (continued)
Debt Service Reserve

In April 2007, the Partnership refinanced eight construction loans relating to four of the facilities. In accordance with the new loan agreements, the Partnership was required to open a Debt Service Reserve Account held by the Lender. These funds will be advanced to the Partnership when a debt service ratio of not less than 1.0 to 1.0 has been achieved as of 28 February 2009 and a debt service ratio of not less than 1.25 to 1.0 has been achieved as of 28 February 2010. If the debt service ratios are not achieved, the Partnership will be required to make principal payments. As of 31 August 2008, total funds in the Debt Service Reserve Account were €5,863,645 (unaudited) which is reflected as restricted cash on the balance sheet. In September 2008, the balance in the Debt Service Reserve Account was applied against the outstanding balance of the loans.

Commitments

Concurrent with the Partnership entering into the loan agreements with the lenders, Sunrise has also entered into certain guarantee agreements with the lenders related to construction cost overruns and operating deficits for which Sunrise has been paid a fee by the Partnership equal to a percentage of the loan amount. For the eight month period ended 31 August 2008, total fees paid and capitalized by the Partnership were €nil (unaudited).

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

The Operating Deficit Guarantees commence when the facility opens and terminate when the third party debt is paid in full with the following exception. The Operating Deficit Guarantees for loans with principal balances of €85,953,624 (unaudited) may be terminated by the lender if the Interest Cover Ratio and Debt Service Cover Ratio equals or exceeds the benchmarks determined by the Guarantee Agreements for 12 consecutive months. Under the Operating Deficit Guarantees, Sunrise agrees to immediately make available to the Partnership funds to cover any operating deficits of the facility. These funds are generally advanced to the Partnership as non-interest bearing and subordinate to the claims of the primary lender. As discussed in note 5, Sunrise LP has entered into a subordinate loan agreement of up to €10.0 million for the funding of operating deficits of the facilities. All operating deficit funding in excess of €10.0 million has been recorded as part of the Payables due to affiliates balance as at 31 August 2008 (unaudited).

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
Major components of income for the eight months ended 31 August 2008 and year ended 31 December 2007 are as follows:

	Unaudited
	2008	2007
	€	€
Partnership income	2,404,747	4,819,612
Operating and property company loss	(30,086,962)	(88,808,580)

Consolidated net loss	(27,682,215)	(83,988,968)

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
8.	Income taxes (continued)
The operating and property companies had the following deferred tax assets and liabilities at 31 August 2008:

Unaudited
2008
€
Deferred tax assets
Net operating losses for Operating and Property Companies	14,225,605
Negative fair value movement on property and equipment	13,666,968

Total deferred tax assets	27,892,573

Deferred tax liabilities
Property and equipment	(381,759)
Rent abatement	(976,935)
Facility development and operating expense	(2,784,715)
Deferred finance cost	(473,051)

Total deferred tax liabilities	(4,616,460)

Net deferred tax asset	23,276,113

As at 31 August 2008 the operating companies and property companies had combined accumulated net operating losses of approximately €90,035,478 (unaudited) which according to German tax laws can be carried forward indefinitely for offset against future taxable profits of the companies in which the losses arose. At the applicable statutory tax rate of 15.8% for the eight months ended 31 August 2008 (unaudited) this would create a long-term deferred tax asset of €14,225,605 at 31 August 2008 (unaudited).

Additionally, a negative fair value charge taken for accounting purposes for the eight months ended 31 August 2008 in the amount of €12,146,724 (unaudited) would create a deferred tax asset at 31 August 2008 of €13,666,968 (unaudited) at the above tax rates.

The deferred tax liabilities outlined above (depreciation, rent abatement, development and operating expenses, and deferred finance cost) in the amount of €29,218,104 at 31 August 2008 (unaudited) at the applicable statutory tax rate of 15.8% would create a long-term deferred tax liability of €4,616,460 at 31 August 2008 (unaudited). This long-term deferred tax liability will reduce the long-term deferred tax asset mentioned above, thus the net long-term deferred tax asset is €23,276,113 at 31 August 2008 (unaudited).

Deferred tax assets have not been recognised in respect of these losses as they may not be used to offset taxable profits that may arise elsewhere in the group and there can be no assurance that the subsidiary companies, in which the losses have arisen, will generate profits in future periods.

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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

Activity in the individual partners’ capital accounts was as follows:

	Sunrise LP	SHIP	SunCo	Total
	€	€	€	€
Balance at 1 January 2007	2,146,345	16,848,080	1	18,994,426
Contributions	54,000	—	—	54,000
Net loss for the year	(15,561,886)	(68,427,082)	—	(83,988,968)
Foreign currency translation	(109,081)	(436,324)	—	(545,405)

Balance at 31 December 2007	(13,470,622)	(52,015,326)	1	(65,485,947)
Contributions — unaudited	—	—	—	—
Net loss for the period — unaudited	(5,194,088)	(22,488,127)	—	(27,682,215)
Foreign currency translation — unaudited	6,368	25,470	—	31,838

At 31 August 2008 — unaudited	(18,658,342)	(74,477,983)	1	(93,136,324)

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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

The Partnership estimates that the fair value of its long-term floating rate debt is approximately equal to €130 million at 31 August 2008 (unaudited). The fair value of the debt was determined giving consideration to the fair value of the of the underlying assets which are collateral for the debt and the operating deficit guarantees from Sunrise which guarantee to the lender the payment of monthly principal and interest.

At 31 August 2008, the Partnership had approximately €187 million of floating-rate debt (unaudited). Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase the Partnership’s interest payment obligations, which would negatively impact earnings. For example, a one-percent change in interest rates would increase or decrease annual interest expense by approximately €1.87 million based on the amount of floating-rate debt at 31 August 2008 (unaudited).

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
10.	Financial risk management objectives and policies (continued)
Interest rate risk (continued)

The table below summarises the Partnership’s financial liabilities at 31 August 2008 based on contractual undiscounted payments, including interest.

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
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
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

As of 31 December 2008, based on market-based evidence, the Partnership recorded an additional impairment charge of €4.1 million for two of its communities.

As of 31 December 2008, €8 million of the amount due from the Partnership to Sunrise and its wholly owned subsidiaries was forgiven by Sunrise.

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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
11.	Events after the balance sheet date of 31 August 2008 (unaudited)(continued)
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

On 13 February 2009, Natixis, London Branch, in its capacity as agent and security trustee for certain lenders under a loan agreement for our community in Munich, Germany, dated 24 March 2006, sent Sunrise a demand letter requesting that Sunrise pay an amount of €8,076,878 corresponding to the “Cash Flow Deficit” pursuant to the Funding Obligations under the loan. On 19 February 2009, Sunrise entered into a Pre-Negotiation and Standstill Agreement (the “Munich Standstill Agreement”) by and among Sunrise and Natixis, London Branch. Pursuant to the terms of the Munich Standstill Agreement, the Agent agreed, inter alia, to commence discussions and negotiations with Sunrise and the Borrower relating to certain obligations of Sunrise and the Borrower under the Loans and Funding Obligations, and to not commence or prosecute any action or proceeding to enforce its demand for payment by Sunrise of the Cash Flow Deficit prior to the occurrence of an event of default, as defined in the Munich Standstill Agreement, or 31 March 2009. Sunrise and Natixis also entered into a Standstill Agreement ( the “Munich Borrower Standstill Agreement”) dated 19 February 2009, which agreement is governed by the laws of the Federal Republic of Germany, pursuant to which the Agent agreed, inter alia, not to enforce any of its acceleration and prepayment rights under the Loans prior to the occurrence of an event of default, as defined in the Munich Borrower Standstill Agreement, and shall expire on 31 March 2009 (unless terminated earlier pursuant to the provisions of the Munich Borrower Standstill Agreement).

In February 2009 Sunrise entered into additional standstill agreements with lenders to six of the nine German communities and the land at Hoesel. Total debt outstanding from the Partnership to these six lenders was €126 million as of 28 February 2009. Pursuant to the standstill agreements, such lenders have agreed, among other things, not to foreclose on the communities that are collateral for their loans or to commence or prosecute any action or proceeding to enforce their demand for payment by Sunrise pursuant to the operating deficit guarantees, and to commence discussions and negotiations with Sunrise relating to its and the German communities’ obligations. Such standstill agreements will generally remain in effect until the earliest of the occurrence of certain other events relating to the loans and 31 March 2009.

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

PS Germany Investment (Jersey) Limited Partnership
Notes to the consolidated financial statements
for the eight months ended 31 August 2008 (unaudited) and year ended 31 December 2007
11.1	Events after the balance sheet date of 31 December 2007 (continued)
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

INDEPENDENT AUDITORS’ REPORT
To the Members of
AL U.S. Development Venture, LLC:
We have audited the accompanying consolidated statements of operations, changes in members’ capital (deficit), and cash flows of AL U.S. Development Venture, LLC (the “Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of AL U.S. Development Venture, LLC for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 8 to the financial statements, the Company has received notices of multiple regulatory violations relating to a community in Pennsylvania, and is taking steps to remediate those violations. The Company has also filed an appeal of the decision not to renew the community’s license, and continues to operate during the pendency of the appeal. If the Company’s remediation efforts and/or appeal are unsuccessful, the Company may be required to close the community or transfer operations to another operator. If the community is closed, the Company will be in default of its loan payable. Should the Company default on the loan payable, the Company may not have sufficient funds to satisfy its obligation under the loan payable.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
February 29, 2008 (March 30, 2010 as to Note 8)

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 (unaudited), 2008 (unaudited)

	2009	2008
	(unaudited)	(unaudited)
		(restated)
ASSETS
PROPERTY AND EQUIPMENT	$47,842,923	$47,844,921
Land and land improvements	179,483,053	179,475,734
Building and building improvements	14,518,631	13,656,404

Furniture and equipment	241,844,607	240,977,059

Less accumulated depreciation	(37,396,809)	(30,432,217)

Property and equipment- net	204,447,798	210,544,842

CASH AND CASH EQUIVALENTS	4,749,626	4,902,428

RESTRICTED CASH	7,307,942	6,000,000

ACCOUNTS RECEIVABLE- Less allowance for doubtful accounts of $343,609 and $317,704 in 2009 and 2008, respectively	794,151	879,732

RECEIVABLES FROM AFFILIATES- net	34,746	526,301

PREPAID EXPENSES AND OTHER CURRENT ASSETS	712,474	581,415

DEFERRED FINANCING COSTS- Less accumulated amortization of $2,308,904 and $1,385,343 in 2009 and 2008, respectively	2,308,904	3,232,465

TOTAL	$220,355,641	$226,667,183

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES:
Long-term debt	$370,500,000	$370,500,000
Derivative liability	24,441,438	34,759,162
Accounts payable and accrued expenses	2,720,880	2,526,180
Deferred revenue	3,867,217	3,958,776
Security and reservation deposits	28,250	35,000
Accrued interest	947,197	997,797

Total liabilities	402,504,982	412,776,915

MEMBERS’ DEFICIT	(182,149,341)	(186,109,732)

TOTAL	$220,355,641	$226,667,183

See notes to consolidated financial statements

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 (unaudited), 2008 (unaudited) and 2007

	2009	2008	2007
	(unaudited)	(unaudited)
		(restated)
OPERATING REVENUE:
Resident fees	$79,854,913	$81,133,786	$76,325,155
Other income	412,821	464,267	379,149

Total operating revenue	80,267,734	81,598,053	76,704,304

OPERATING EXPENSES:
Labor	29,965,998	28,982,119	27,361,910
Depreciation	6,964,592	6,930,723	6,766,201
Management fees	5,618,741	5,711,864	5,198,041
General and administrative	4,665,553	4,931,848	4,647,867
Insurance	3,962,102	3,707,937	2,526,045
Taxes and license fees	3,379,190	3,125,100	2,701,310
Food	2,747,991	2,995,409	2,722,483
Utilities	2,060,948	2,120,210	2,006,454
Repairs and maintenance	1,549,448	1,850,236	1,996,821
Advertising and marketing	636,317	928,410	994,128
Ancillary expenses	585,108	678,910	535,929
Bad debt	203,115	100,148	163,929

Total operating expenses	62,339,103	62,062,914	57,621,118

INCOME FROM OPERATIONS	17,928,631	19,535,139	19,083,186

OTHER INCOME (EXPENSE):
Amortization of financing cost	(923,561)	(855,771)	(914,656)
Loss on extinguishment of debt	—	—	(1,188,688)
Prepayment penalty	—	—	(4,154,962)
Change in fair value of interest rate hedge instruments	10,317,724	(17,719,819)	(17,039,343)
Interest expense	(20,788,811)	(23,610,348)	(20,637,838)
Interest income	759	60,267	331,620

Total other expense	(11,393,889)	(42,125,671)	(43,603,867)

NET INCOME ( LOSS)	$6,534,742	$(22,590,532)	$(24,520,681)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 (unaudited), 2008 (unaudited), and 2007

	SSLII	AEW Member	MS Senior Living	Total
MEMBERS’ CAPITAL —
December 31, 2006 (unaudited)	2,658,074	11,563,446	—	14,221,520

Contributions	1,200,000	—	4,800,000	6,000,000
Distributions	(30,746,046)	856,509	(128,456,356)	(158,345,893)
Transfer of equity	—	(12,584,916)	12,584,916	—
Net loss	(4,904,136)	164,961	(19,781,506)	(24,520,681)

MEMBERS’ DEFICIT—	(31,792,108)	—	(130,852,946)	(162,645,054)
December 31, 2007

Distributions	(477,036)	1,511,035	(1,908,145)	(874,146)
Transfer of equity	—	(1,511,035)	1,511,035	—
Net loss (restated)	(4,518,107)	—	(18,072,425)	(22,590,532)

MEMBERS’ DEFICIT —
December 31, 2008 (unaudited, restated)	(36,787,251)	—	(149,322,481)	(186,109,732)

Distributions	(514,870)		(2,059,481)	(2,574,351)
Transfer of equity
Net income	1,306,948		5,227,794	6,534,742

MEMBERS’ DEFICIT —
December 31, 2009 (unaudited)	$(35,995,173)	$—	$(146,154,168)	$(182,149,341)

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 (unaudited), 2008 (unaudited), and 2007

	2009	2008	2007
	(unaudited)	(unaudited)
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$6,534,742	$(22,590,532)	$(24,520,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,964,592	6,930,723	6,766,201
Amortization and loss on extinguishment of debt	923,561	855,771	2,103,344
Provision for bad debts	203,115	100,148	163,929
Change in fair value of interest rate hedge instruments	(10,317,724)	17,719,819	17,039,343
Changes in assets and liabilities:
Change in cash held by AEW Member	—	—	3,416,771
Accounts receivable	(117,534)	99,294	(18,448)
Prepaid expenses and other current assets	(131,059)	(16,736)	196,428
Accounts payable and accrued expenses	194,700	(202,251)	(244,780)
Payable to/receivable from affiliates — net	491,555	(3,724,038)	(5,947,322)
Deferred revenue	(91,559)	4,913	703,133
Security and reservation deposits	(6,750)	(9,301)	(41,040)
Accrued interest	(50,600)	(273,048)	640,508

Net cash provided (used in) by operating activities	4,597,039	(1,105,238)	257,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,307,942)	—	(6,000,000)
Investment in property and equipment	(867,548)	(663,130)	(299,607)

Net cash used in investing activities	(2,175,490)	(663,130)	(6,299,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	—	(2,385)	(4,616,438)
Proceeds from note to affiliate	—	—	47,708
Repayment of note to affiliate	—	—	(4,221,432)
Proceeds from long-term debt	—	—	371,330,817
Payment on long-term debt	—	—	(203,144,398)
Contributions	—	—	6,000,000
Distributions	(2,574,351)	(874,146)	(158,345,893)

Net cash (used in) provided by financing activities	(2,574,351)	(876,531)	7,050,364

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,802)	(2,644,899)	1,008,143

CASH AND CASH EQUIVALENTS — Beginning of year	4,902,428	7,547,327	6,539,184

CASH AND CASH EQUIVALENTS — End of year	$4,749,626	$4,902,428	$7,547,327

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOW INFORMATION —
Change in derivative valuation	$(10,317,724)	$17,719,819	$17,039,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid for interest (including $10,317,724, $6,682,000, $0 for derivatives for 2009, 2008, and 2007 respectively)	$20,839,411	$23,883,396	$19,997,330

See notes to consolidated financial statements.

AL U.S. DEVELOPMENT VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009
1.	ORGANIZATION

AL U.S. Development Venture, LLC (“AL U.S..”) was formed on December 23, 2002, as a limited liability company under the laws of the state of Delaware. The Company shall terminate on December 31, 2037, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to this date. AEW Senior Housing Company, LLC (the “AEW Member”) held an 80% membership interest, and Sunrise Senior Living Investments, Inc. (“SSLII”), a wholly owned subsidiary of Sunrise Senior Living, Inc. (“SSLI”), is the managing member and held a 20% membership interest through June 14, 2007. On June 14, 2007 AEW Senior Housing Company, LLC transferred its 80% member interest to an unrelated third party, MS Senior Living, LLC, a Delaware limited liability company, pursuant to a Purchase and Sale Agreement dated April 9, 2007. As of December 31, 2009, MS Senior Living LLC held an 80% interest in the Company and SSLII held a 20% interest in the Company.

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

AL U.S. wholly owns the following five single-purpose limited liability companies and ten single-purpose limited partnerships (the “Operator Entities”) that were organized to develop and own fifteen assisted living facilities (the “Facilities”) to provide assisted living services for seniors:

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

Basis of Accounting — The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the consolidated accounts of AL U.S. and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions. In the third quarter of 2009, the Company adopted the Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles. The adoption of the ASC did not have a material impact on our consolidated financial statements.

The accompanying consolidated financial statements and related footnotes for the year ended December 31, 2009 and 2008 are unaudited. They have been prepared on a basis consistent with that used in preparing the 2007 consolidated financial statements and footnotes thereto, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s results of operations and cash flows for the year ended December 31, 2009.

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

Land improvements	10—15 years
Building and improvements	40 years
Furniture, fixtures, and equipment	3—10 years
Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. No impairment charge was recorded in 2009 (unaudited), 2008 (unaudited), or 2007.

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

Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $923,561 (unaudited), $855,771 (unaudited), and $914,656, respectively.

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

In July 2006, the Financial Accounting Standards Board issued (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which has principally been codified in ASC 740-10-25, Income Taxes, Overall Recognition (ASC 740-10-25). ASC 740-10-25 describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities have full knowledge of the position and all relevant facts, but without considering time values. The Company adopted the provisions of this statement on January 1, 2009. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

Accounting for Derivatives — The Company accounts for its derivative instruments in accordance with the ASC Derivative and Hedging Topic, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company’s derivative instruments consist of an interest rate swap and an interest rate cap that it has entered into to manage its exposure to interest rate risk. The Company’s interest rate instruments do not qualify for hedge accounting treatment in accordance with the ASC Derivative and Hedging Topic and, as a result, changes in the fair value of the derivative are recorded in net income.

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

The Company adopted the provisions of FASB ASC Fair Value Measurements Topic, as of January 1, 2008. Under ASC Fair Value Measurements Topic, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC Fair Value Measurements Topic establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 — Unobservable inputs are used when little or no market data is available.

In February 2008, the FASB issued provisions of the ASC Fair Value Measurements Topic for nonfinancial assets and liabilities, delaying the effective date for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact the ASC will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

As of December 31, 2009 and 2008, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities were representative of their fair values because of the short-term maturity of these instruments.
4.	TRANSACTIONS WITH AFFILIATES

For January 1, 2007 through June 13, 2007, the Company had management agreements with Sunrise Senior Living Management, Inc. (“SSLMI”), an affiliate of SSLII, to manage the facility. The agreements had terms of 23 to 35 years and expired during 2027 and 2037. On June 14, 2007 new management agreements were established with SSLMI as part of a recapitalization. The agreements have terms of 30 years and expire in 2037. For January 1, 2007 through June 14, 2007, the agreements provided for management fees to be paid monthly, based on net operating income (NOI) hurdles for each facility. During each of the first six months, the management fee was the greater of 5% of the gross revenue of the facility, as defined in the agreements, or $17,500. Thereafter, fees ranged between 5-7% of the facility’s annual gross revenues depending on the NOI hurdles met. From June 15, 2007 through December 31, 2008 management fees are equal to 7% of gross operating revenues. Total management fees incurred in 2009, 2008, and 2007 were $5,618,741 (unaudited), $5,711,864 (unaudited), and $5,198,041, respectively.

The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $50,723,322 (unaudited), $53,986,269 (unaudited), and $50,731,687 in 2009, 2008, and 2007, respectively, in accordance with the terms of the management agreement.

The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $6,981,200 (unaudited), $4,690,282 (unaudited), and $4,096,932 in 2009, 2008, and 2007, respectively. Refunds of liability premiums of $0 (unaudited), $616,428 (unaudited), and $659,440 were given in 2009, 2008, and 2007 respectively.

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

The Company had net receivables from SSLI of $34,746 (unaudited) and $526,301 (unaudited) as of December 31, 2009 and 2008, respectively, and net payables to SSLI of $3,197,737 at December 31, 2007. These transactions are subject to the right of offset, wherein any receivables from the affiliate can be offset by any payables to the affiliate, and therefore, the amounts have been presented net as a receivable and payable from/to affiliates in 2009, 2008, and 2007, respectively, in the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.

During 2002, the Company entered into a revolving loan agreement with SSLI to provide up to $20.0 million (the “Note”) to partially finance the initial development and construction of the Facilities. The Note generally accrued interest on its outstanding balance at a fixed rate of 10% non-compounding. The Note was due on December 23, 2010 but could be repaid earlier. On June 14, 2007, the Note was repaid, as part of a recapitalization. The payment represented $3,649,387 of principal and $183,332 of accrued interest through June 14, 2007. The Company did not capitalize interest related to the Note during the year ended December 31, 2007.
5.	CONCENTRATIONS OF CREDIT RISK

The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at December 31, 2009 (unaudited), 2008 (unaudited), and 2007 were 100% private pay.
6.	LONG-TERM DEBT AND DERIVATIVE

On June 14, 2007, the Company refinanced its long-term debt. The previous debt, comprised of GE, Capmark and Guaranty loans was repaid and consisted of $202,757,095 of principal and $481,512 of accrued interest through June 14, 2007. Additionally, $4,154,962 of prepayment penalties were paid for the prepayment of the GE debt. No defeasance fees were required for any other loans. New debt was obtained from HSH Nordbank for $370,500,000 and is due on June 14, 2012. The loan bears interest on the one-month London Interbank Offered Rate (LIBOR) plus 1.50%. The LIBOR rate was .023% (unaudited), .044% (unaudited) and 4.60% as of December 31, 2009, 2008 and 2007, respectively. The loan is secured by the Facilities.

The loan requires the Company to meet both liquidity and debt service coverage ratio requirements. As of December 31, 2008 (unaudited) and 2007, the Company was in compliance with these requirements. As of December 31, 2009, the Company was in compliance with liquidity ratio requirements. However, on September 20, 2009, and December 31, 2009, the Company failed to meet certain financial covenants with HSH Nordbank. Upon failure to achieve a debt service coverage ratio of 1.15:1 as of September 30, 2009, the Company implemented a monthly excess cash sweep, as defined, to an escrow account held by HSH Nordbank in accordance with the provisions of the loan documents. So long as the Company complies with the cash sweep requirements, the failure to be in compliance with the debt service coverage ratio requirements will not constitute a default, provided that the Company continues to achieve a debt service coverage ratio of at least 1.05:1.

The fair value of the Company’s long term debt has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. In accordance with ASC Fair Value Measurements Topic, the Company has applied Level 2 type inputs to determine that the estimated fair value of the Company’s long-term debt was $342,933,054 (unaudited) and $346,848,871 (unaudited) at December 31, 2009 and 2008 and approximated its carrying amount at December 31, 2007.

On June 28, 2007, the Company entered into an interest rate swap and cap agreement with HSH Nordbank AG with terms extended to June 14, 2012 for the swap and June 14, 2010 for the cap. The interest rate swap limits LIBOR exposure to a maximum rate of 5.61% on a $259,350,000 notional amount, and the interest rate cap limits LIBOR exposure to a maximum rate of 6.25% on a notional amount of $111,150,000. In accordance with ASC Fair Value Measurements Topic, the Company has applied Level 2 inputs to determine the estimated fair value of the Company’s interest rate swap and cap agreements. The fair market value of the Company’s interest rate swap and cap agreements is mainly based on observable interest rate yield curves for similar instruments. As of December 31, 2009, 2008 and 2007, the fair market value of the interest rate swap and cap was a liability of $25,138,563 (unaudited), a liability of $35,300,289 (unaudited) and an asset of $346, respectively, and the net amount is included in the derivative liability on the 2009 and 2008 consolidated balance sheet.

The Company utilizes these interest-rate related derivative instruments (interest rate swap and caps) to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than to mitigate the impact of changes in interest rates on its cash flows. That is, the Company does not speculate using derivative instruments.

The ASC Fair Value Measurements Topic requires that nonperformance risk be considered in measuring the fair value of assets and liabilities. For derivatives, nonperformance risk refers to the risk that one of the parties to a derivative transaction will be unable to perform under the contractual terms of that derivative, such as the risk that one party will be unable to make cash payments at periodic net settlement dates or upon termination. The Company has considered the counterparty’s credit risk as well as the effect of its own credit standing in determining the fair value of its interest rate swap and cap agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
7.	DISTRIBUTIONS

During 2007, a net distribution of $856,509 was recorded to the former AEW Member, which was composed of approximately $7,010,703 of cash distributions netted against the former AEW Member share of deal proceeds of $7,867,212. During 2008, the former AEW Member returned $1,511,035 (unaudited) to the venture after a postsale due diligence review of the 2007 transaction revealed that the Company had over distributed to the former AEW Member. This amount has been recorded in the accompanying consolidated statements of changes in members’ deficit as a negative distribution in 2008, along with a transfer of equity to increase MS Senior Living, LLC’s equity balance.

8.	CONTINGENCIES

Regulatory Violations — The Company has received notices of multiple regulatory violations relating to a community in Pennsylvania. The violations resulted in the issuance of a letter from the Pennsylvania Department of Public Welfare (“DPW”) notifying the community that a.) its license was not being renewed, b.) no new admissions to the community could be taken as of December 31, 2009 and c.) a fine was to be imposed if the violations were not corrected within a specified time period. The Company is taking steps to remediate those violations and has been engaged in on-going discussions with DPW in an attempt to resolve them. In addition, the Company has filed an appeal of the decision not to renew the community’s license. The community continues to operate during the pendency of the appeal. If the Company is not successful in the remediation and settlement efforts, or in the appeal of the license non-renewal, the Company may be required to close the community or transfer operations to another operator. If the community is closed, the Company will be in default of its loan payable (see Note 4). Should the Company default on the loan payable, the Company may not have sufficient funds to satisfy its obligation under the loan payable. Due to the preliminary nature of this matter, the Company cannot reasonably estimate the amount of loss, if any, regarding resolution of the regulatory issues associated with this community.

The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position.
9.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company determined, in connection with the preparation of its 2009 consolidated financial statements, that its 2008 consolidated financial statements contained an immaterial error related to the determination of the fair value of its derivative liability and the related change in fair value reported in earnings. As a result of the error, the Company restated its consolidated financial statements for the year ended December 31, 2008 (unaudited). The restatement resulted in a decrease in net loss for the year ended December 31, 2008 of approximately $541,000 (unaudited). The cumulative effect of the restatement as of December 31, 2008 was a net decrease in members’ deficit and a decrease in the derivative liability of approximately $541,000 (unaudited).
10.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued new provisions for the ASC Derivative and Hedging Topic, which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to these new provisions entities are required to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and hedged items are accounted for in accordance with the ASC Derivative and Hedging Topic, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions of the ASC did not have a material impact on the reported consolidated balance sheets, statements of operations or cash flows.

The Company adopted provisions of FASB ASC Fair Value Measurements Topic for non-financial assets and liabilities on January 1, 2009, which does not have a material impact on the reported consolidated balance sheets, statements of operations or cash flows.

******

INDEPENDENT AUDITORS’ REPORT
To the Members of
Sunrise Aston Gardens Venture, LLC:
We have audited the accompanying consolidated statements of operations, changes in members’ capital, and cash flows of Sunrise Aston Gardens Venture, LLC (the “Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Sunrise Aston Gardens Ventures, LLC for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
December 22, 2008 (May 29, 2009 as to Note 3)

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2009 AND DECEMBER 31, 2008

	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
PROPERTY AND EQUIPMENT:
Land and land improvements	$41,948,662	$41,949,662
Building and building improvements	399,557,358	398,824,751
Furniture and equipment	10,092,794	10,011,742
Construction in progress	341,015	340,949

Total property and equipment	451,939,829	451,127,104

Less accumulated depreciation	(30,599,487)	(26,608,471)

Property and equipment — net	421,340,342	424,518,633

CASH AND CASH EQUIVALENTS	728,282	1,833,399

RESTRICTED CASH	1,771,954	1,611,241

ACCOUNTS RECEIVABLE — Less allowance for doubtful accounts of $19,378 (unaudited) for 2008	—	352,023

PREPAID EXPENSES AND OTHER CURRENT ASSETS	2,153,306	275,904

DEFERRED FINANCING COSTS — Less accumulated amortization of $2,899,609 (unaudited) and $2,524,447 (unaudited) for 2009 and 2008, respectively	3,483,591	3,758,728

TOTAL	$429,477,475	$432,349,928

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Notes payable	$298,528,033	$299,327,695
Derivative liability	15,739,480	16,289,596
Accounts payable and accrued expenses	3,272,105	1,608,671
Loan payable to affiliates	—	6,189,666
Payables to affiliates — net	317,772	44,808
Deferred revenue	489,692	2,446,824
Security and reservation deposits	187,251	210,831
Accrued interest	1,013,230	1,734,005

Total liabilities	319,547,563	327,852,096

MEMBERS’ CAPITAL	109,929,912	104,497,832

TOTAL	$429,477,475	$432,349,928

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
FOR FOUR MONTHS ENDED APRIL 30, 2009 AND THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2009	2008	2007
	(Unaudited)	(Unaudited)
OPERATING REVENUE:
Resident fees	$22,140,816	$66,608,274	$67,592,971
Other income	438,990	1,209,387	1,224,567

Total operating revenue	22,579,806	67,817,661	68,817,538

OPERATING EXPENSES:
Labor	6,464,887	18,869,879	18,003,624
Depreciation and amortization	3,991,016	14,683,726	15,547,904
General and administrative	2,131,922	5,922,153	7,150,525
Utilities	1,385,459	4,214,457	3,855,839
Management fees	1,357,241	4,063,301	3,729,740
Taxes and license fees	1,348,898	3,745,705	3,745,508
Food	1,306,854	3,957,410	3,826,512
Insurance	861,802	4,007,763	3,487,949
Repairs and maintenance	838,505	2,642,027	2,592,935
Advertising and marketing	251,612	925,835	735,047
Ancillary expenses	84,817	229,721	262,299
Bad debt	32,871	95,982	10,811

Total operating expenses	20,055,884	63,357,959	62,948,693

INCOME FROM OPERATIONS	2,523,922	4,459,702	5,868,845

OTHER INCOME (EXPENSE):
Interest expense	(6,297,556)	(23,608,733)	(21,322,708)
Change in fair value of interest rate hedge instruments	—	(677,936)	(6,073,558)
Interest income	761	49,125	199,565
Guarantee fee and other expenses	(23,057)	(67,095)	—

NET INCOME (LOSS)	$(3,795,930)	$(19,844,937)	$(21,327,856)

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
FOR THE FOUR MONTHS ENDED APRIL 30, 2009 AND THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	SSLII	GE	Discovery	Total
MEMBERS’ CAPITAL —
January 1, 2007	$38,110,638	$114,331,915	$—	$152,442,553

Contributions	500,000	1,500,000	—	2,000,000

Net loss	(5,331,964)	(15,995,892)	—	(21,327,856)

MEMBERS’ CAPITAL —
December 31, 2007	33,278,674	99,836,023	—	133,114,697

Net loss	(4,961,234)	(14,883,703)	—	(19,844,937)

Other comprehensive loss — loss on derivative held as cash flow hedge	(2,192,982)	(6,578,946)	—	(8,771,928)

MEMBERS’ CAPITAL —
December 31, 2008 (Unaudited)	26,124,458	78,373,374	—	104,497,832

Contributions	11,000	1,008,000	625,000	1,644,000

Net income	(948,982)	(2,846,948)	—	(3,795,930)

Cancellation of Member debt	7,033,894	—	—	7,033,894

Other comprehensive income — income on derivative held as cash flow hedge	137,529	412,587	—	550,116

Transfer of Interest	(32,357,899)	—	32,357,899	—

MEMBERS’ CAPITAL —
April 30, 2009 (Unaudited)	$—	$76,947,013	$32,982,899	$109,929,912

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FOUR MONTHS ENDED APRIL 30, 2009 AND THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2009	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,795,930)	$(19,844,937)	$(21,327,856)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,366,178	15,806,956	15,664,800
Change in fair value of interest rate hedge instruments	—	677,936	6,073,558
Provision for bad debts	32,871	95,982	10,811
Changes in assets and liabilities:
Accounts receivable	911,001	(113,809)	1,309,885
Prepaid expenses and other current assets	(1,877,402)	10,694	(16,893)
Accounts payable and other accrued expenses	1,071,585	(186,755)	(203,421)
Payable to affiliates — net	272,964	(1,929,195)	(3,255,236)
Deferred revenue	(1,957,132)	(55,726)	1,882,833
Security and reservation deposits	(23,580)	(116,950)	(90,160)
Accrued interest	(720,775)	1,734,005	—

Net cash (used in) provided by by operating activities	(1,720,220)	(3,921,799)	48,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(160,713)	(100,044)	(1,066,312)
Investment in property and equipment	(812,725)	(958,681)	(1,160,931)

Net cash used in investing activities	(973,438)	(1,058,725)	(2,227,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(100,025)	(22,344)	—
Payment on notes payable	(799,662)	(2,072,046)	(2,142,465)
Funding on loan payable to affiliates	844,228	6,189,666	—
Contributions	1,644,000	—	1,500,000

Net cash provided by (used in) financing activities	1,588,541	4,095,276	(642,465)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,105,117)	(885,248)	(2,821,387)

CASH AND CASH EQUIVALENTS — Beginning of year	1,833,399	2,718,647	5,540,034

CASH AND CASH EQUIVALENTS — End of period	$728,282	$1,833,399	$2,718,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for interest	$6,643,170	$20,751,497	$20,478,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Noncash capital contribution	$—	$—	$500,000

Cancellation of Member debt	$7,033,894	$—	$—

See notes to consolidated financial statements.

SUNRISE ASTON GARDENS VENTURE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
1.	ORGANIZATION
Sunrise Aston Gardens Venture, LLC (the “Company”) was formed on June 27, 2006, as a limited liability company under the laws of the state of Delaware. The Company began operations on September 25, 2006. The Company shall terminate in 2021, unless substantially all of its assets are sold or the members elect to dissolve the Company prior to that date. The Company was funded by a capital contribution of approximately $39 million from Sunrise Senior Living Investments, Inc. (SSLII), which is a wholly owned subsidiary of Sunrise Senior Living, Inc. (SSLI), and a capital contribution of approximately $117 million from General Electric Credit Corporation of Tennessee (GE), a wholly owned subsidiary of General Electric Healthcare Financial Services (collectively, with SSLII, the “Members”), with the balance funded through financing obtained or assumed by the Company. SSLII held a 25% ownership interest in the Company and GE held a 75% ownership interest in the Company through April 30, 2009. SSLII was the managing member through April 30, 2009.

On April 30, 2009, SSLII sold its 25% ownership interest in the Company to Discovery AG Investment LLC (“Discovery”) for a purchase price of $2,050,000. In addition, Discovery assumed SSLI’s obligations under the guaranty of nonrecourse obligations and operating deficit agreement with HSH-Nordbank and reimbursed SSLI $3,150,000 for advances made to cover operating deficits. The loan payable to affiliates was forgiven by the members. As part of the transaction, SSLMI agreed to terminate all existing management contracts and Discovery has taken over management of the properties. On April 30, 2009, GE and Discovery contributed $970,000 (unaudited) and $625,000 (unaudited), respectively, to the Company. In addition, GE and SSLII contributed $33,000 (unaudited) and $11,000 (unaudited) to fund closing costs.

The amended and restated limited liability agreement effective August 25, 2006 (the “LLC Agreement”), details the commitments of the Members and provides the procedures for the return of capital to the Members. All net cash flow from operations and capital proceeds is to be distributed according to the Members pro rata as specified in the LLC Agreement. Contributions are made in proportion to the percentage interests of the member at the time of request. Net income is allocated to the Members in proportion to the percentage interests of the Members. SSLI provided an operating deficit guarantee.

On July 19, 2006, the Company formed six wholly owned subsidiaries (the “Operator Entities”) that were organized to own and operate independent and assisted senior living facilities (the “Facilities”), which provide services to seniors:

Operator Entity	Location	Date Opened
Sunrise AG Pelican Pointe, LLC	Venice, Florida	September 2006
Sunrise AG Tampa Bay, LLC	Tampa, Florida	September 2006
Sunrise AG Parkland Commons, LLC	Parkland, Florida	September 2006
Sunrise AG Pelican Marsh, LLC	Naples, Florida	September 2006
Sunrise AG Sun City Center, LLC	Sun City Center, Florida	September 2006
Sunrise AG Courtyards, LLC	Sun City Center, Florida	September 2006
Assisted living services provide a residence, meals, and nonmedical assistance to elderly residents for a monthly fee. These services are generally not covered by health insurance and, therefore, monthly fees are generally payable by the residents, their family, or another responsible party.

The Facilities were managed by an affiliate of SSLII through April 30, 2009 (see Note 4).
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the consolidated accounts of Sunrise Aston Gardens Venture, LLC and the Operator Entities (collectively, the “Company”) after elimination of significant intercompany accounts and transactions. In the third quarter of 2009, the Company adopted the Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles. The adoption of the ASC did not have a material impact on our consolidated financial statements.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions have been made with respect to the useful lives of assets, impairment of long-lived assets, recoverable amounts of receivables, amortization periods of deferred costs, and the fair value of financial instruments, including derivatives. Actual results could differ from those estimates.

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

Land improvements	10–15 years
Building and improvements	40 years
Furniture, fixtures, and equipment	3–10 years
Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss for such assets by comparing the fair value of the asset to its carrying amount. The Company determines fair values using various commonly used methods, including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. No impairment charges were recorded in 2009 (unaudited), 2008 (unaudited) or 2007.
In accordance with Financial Accounting Standards Board (“FASB”) ASC Business Combination Topic, upon acquisition of the Facilities, the Company allocated the total purchase price of $455,161,750, to identifiable tangible and intangible assets based upon their relative fair values. The Company determined fair values using various commonly used methods, including estimated cash flow projections discounted at appropriate rates and capitalization rates based on available market information. The purchase price was allocated to land, building and improvements, furniture and equipment, inventory, and residential leasing intangible assets. The fair value of land was based upon relevant and recent comparable sales. The fair value of land improvements and building and improvements was based upon replacement cost as if the building were vacant.
Cash and Cash Equivalents — Cash and cash equivalents include all liquid investments with an original maturity of three months or less. Throughout the year, the Company may have cash balances in excess of federally insured amounts on deposit with various financial institutions.
Restricted Cash — Restricted cash balances represent amounts set aside for debt service charges as required by the loan agreement.
Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts on its outstanding receivables balance based on its collection history and an estimate of uncollectible accounts.
Residential Leasing Intangible Assets — The fair value of above and below market leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the acquired leases and management’s estimate of the market lease rates measured over a period equal to the remaining terms of the leases. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The foregone value associated with acquiring a built-in expense reimbursement revenue stream on a leased building is based on assessments of common expenses, real estate taxes, insurance, and other operating expenses during the estimated time required to lease up the building from vacant to the occupancy level at the date of acquisition. The Company allocated $6,156,828 of the purchase price to residential leasing intangible assets at acquisition, consisting of $7,495,598 allocated to in-place leases and a net value of $(1,338,770) allocated to above and below market leases.
Residential leasing intangible assets were amortized under the straight-line method over their respective estimated useful lives. Above and below market leases were amortized over a period of one year, based on the weighted-average remaining terms of the respective leases. For the four months ended April 30, 2009 (unaudited) and the years ended December 31, 2008 (unaudited) and 2007, the net amortization charge of above and below market leases was $0, $0 and $(1,004,078), respectively, which is reflected as an increase in resident fees in the accompanying consolidated statements of operations. Above and below market leases have been fully amortized as of December 31, 2007. In-place leases are amortized over a period of two years, based on management’s estimate of the average length of stay. For the four months ended April 30, 2009 (unaudited) and the years ended December 31, 2008 (unaudited) and 2007, amortization of in-place leases was $0, $2,810,853 and $3,747,798, respectively, which has been included in depreciation and amortization expense in the accompanying consolidated statements of operations. Residential leasing intangible assets in the accompanying consolidated balance sheets were fully amortized as of December 31, 2008.
Deferred Financing Costs — Costs incurred in conjunction with obtaining permanent financing for the Company have been deferred and are amortized using the straight-line method, which approximates the effective interest method, to interest expense over the remaining term of the financing. Amortization expense for the four months ended April 30, 2009 (unaudited) and the years ended December 31, 2008 (unaudited) and 2007, was $375,162, $1,123,230 and $1,120,973, respectively.
Revenue Recognition and Deferred Revenue — Operating revenue consists of resident fee revenue, including resident community fees. Generally, resident community fees approximating 30 to 60 times the daily resident fee are received from residents upon occupancy. Resident community fees are deferred and recognized as income over one year corresponding to the terms of agreements with residents. The agreements are cancelable by residents with 30 days’ notice. All other resident fee revenue is recognized when services are rendered. The Company bills the residents one month in advance of the services being rendered, and, therefore, cash payments received for services are recorded as deferred revenue until the services are rendered and the revenue is earned.
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

In July 2006, the Financial Accounting Standards Board issued (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which has principally been codified in ASC 740-10-25, Income Taxes, Overall Recognition (ASC 740-10-25). ASC
740-10-25 describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities have full knowledge of the position and all relevant facts, but without considering time values. The Company adopted the provisions of this statement on January 1, 2009. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.
Accounting for Derivatives — The Company accounts for its derivative instruments in accordance with ASC Derivative and Hedging Topic which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded in the consolidated balance sheets at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met.
The Company’s derivative instruments consist of an interest rate swap that it has entered into to manage its exposure to interest rate risk. For the year ended December 31, 2007 and the nine months ended September 30, 2008 (unaudited), the Company’s interest rate instruments did not qualify for hedge accounting treatment in accordance with ASC Derivative and Hedging Topic and, as a result, changes in the fair value of the swap of $677,936 (unaudited) and $6,073,558 were recorded in net loss for the years ended December 31, 2008 and 2007. Beginning October 1, 2008, the Company’s interest rate swap contract did qualify for hedge accounting treatment in accordance with ASC Derivative and Hedging Topic, and therefore, the Company recorded the (income)/loss from the change in the fair market value of the swap of ($550,116) and $8,771,928 for the four months ended April 30, 2009 (unaudited) and the year ended December 31, 2008 (unaudited), respectively, as an adjustment to accumulated other comprehensive loss in the consolidated financial statements. The total derivative liability recorded in the accompanying balance sheets is $15,739,480 (unaudited), $16,289,596 (unaudited) and $6,839,732 as of April 30, 2009, December 31, 2008 and December 31, 2007, respectively.
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
Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, are carried at amounts which reasonably approximate their fair values.
3.	CONSIDERATION OF GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of Sunrise Aston Gardens Venture, LLC continuing as a going concern. The Facilities have been negatively impacted by adverse economic conditions in Florida during 2007, 2008 and continuing into 2009. The Company was unable to meet the required debt service coverage ratios for the loan agreement with HSH Nordbank AG (“HSH-Nordbank”) during 2007. As a result, at December 31, 2007, the Company was in default of certain financial covenants with the HSH-Nordbank loan agreement, which had an outstanding balance of $170,000,000 (see Note 7). The Company remained in default through December 22, 2008. Based on the restructured loan agreement, there was no requirement to meet a certain debt coverage ratio of reserves available for debt service to debt service requirement at December 31, 2008, and the Company was in compliance with other financial covenants for all loan agreements.

In December 2008, GE, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was severed into two separate tranches. The Tranche A note (“Tranche A”) continues to be held by HSH-Nordbank in the amount of $143,750,000 with a variable rate of LIBOR plus 1.95% per annum. GE HFS Holdings Inc. (“GE HFS”) purchased the Tranche B note (“Tranche B”) in the amount of $26,250,000. Tranche B is subordinated to Tranche A with a variable rate of LIBOR plus 10% per annum. The execution of this agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions, including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.

As described in a letter dated November 13, 2008 to SSLI, GE intends to hold its investment in the Company through December 1, 2017. Additionally, GE intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GE intends to accomplish this refinancing either through a third-party lender or by a GE entity acting as a lender.

SSLI had executed an operating deficits agreement with HSH-Nordbank obligating SSLI to make operating deficit payments on the facilities securing the HSH-Nordbank loan. Operating deficits are defined to include interest and principal payments on the loan. Operating deficits of $844,228 (unaudited) and $6,189,666 were funded as of April 30, 2009 and December 31, 2008, respectively. As described in Note 1, SSLII sold its interest in the Company on April 30, 2009. Concurrent with the sale, the $7,033,894 that was funded in 2009 and 2008 was forgiven and the buyer has assumed SSLII’s obligation under the operating deficit agreement with HSH-Nordbank.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainty about the Company’s ability to continue as a going concern.
4.	FAIR VALUE MEASUREMENTS
Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC Fair Value Measurement Topic establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2 — Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3 — Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.
In February 2008, the FASB delayed the effective date of the new provisions of the ASC Fair Value Measurement Topic for items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.
As of April 30, 2009 and December 31, 2008, the carrying amounts (unaudited) of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, were representative of their fair values because of the short-term maturity of these instruments.

5.	TRANSACTIONS WITH AFFILIATES
The Facilities have entered into management agreements with Sunrise Senior Living Management, Inc. (SSLMI), a wholly owned subsidiary of SSLI, to manage each of the Facilities. The agreements were terminated on April 30, 2009 (see Note 1), and provided for management fees to be paid monthly based on a percentage of the Facilities’ gross revenues. Total management fees incurred were $1,357,241 (unaudited), $4,063,301 (unaudited), and $3,729,740 for the four months ended April 30, 2009 and the years ended December 31, 2008 and 2007, respectively.
The management agreement also provides for reimbursement to SSLMI for all direct costs of operation. Payments to SSLMI for direct operating expenses were $12,084,745 (unaudited), $35,925,000 (unaudited) and $39,628,950 in 2009, 2008 and 2007, respectively.
The Company obtains professional and general liability coverage through Sunrise Senior Living Insurance, Inc., an affiliate of SSLI. Related payments totaled $933,141 (unaudited), $3,095,168 (unaudited) and $2,692,281 in 2009, 2008 and 2007, respectively. Refunds of liability premiums of $177,902 (unaudited) and $188,072 were given in 2008 and 2007, respectively.
The Company had net payables to SSLI of $317,772 (unaudited), $44,808 (unaudited) and $1,974,003 at April 30, 2009, and December 31, 2008 and 2007, respectively. These transactions are subject to the right of offset wherein any receivables from the affiliate can be offset by any payables to the affiliate, and, therefore, the amounts have been presented as a net payable to affiliates in 2009, 2008 and 2007, respectively, in the accompanying consolidated financial statements. The amounts are non-interest bearing and due on demand.
6.	CONCENTRATIONS OF CREDIT RISK
The Company grants credit without collateral to its residents, most of whom are insured under third-party agreements. The mix of receivables from residents and third-party payors at April 30, 2009 (unaudited) and December 31, 2008 (unaudited) and 2007, was 100% private pay.
7.	NOTES PAYABLE
As part of the purchase of the Facilities on September 25, 2006, the Company assumed loans for four of the Facilities in the aggregate amount of $133,955,485 and obtained new debt of $170,000,000 for two of the Facilities. Notes payable consist of the following at April 30, 2009 (unaudited) and December 31, 2008 (unaudited):
On September 25, 2006, the Company assumed two notes payable of $19,282,670 and $7,013,511 for the Courtyards property in the original loan amounts of $19,875,000 and $7,100,000, respectively, payable to Capmark Financial, Inc. (“Capmark”). The notes are secured by a deed of trust on the facility, bear interest at fixed rates of 5.81% and 6.19% per annum, require monthly principal and interest payments, and mature on January 1, 2015.
On September 25, 2006, the Company assumed a note payable of $23,500,000 for the Sun City Center property in the original amount of $24,966,000 payable to Capmark. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.24% per annum, due in monthly installments of interest only through November 2006, with monthly installments of principal and interest thereafter, with the remaining balance of the note maturing on November 1, 2015.
On September 25, 2006, the Company assumed two notes payable of $25,828,556 and $8,950,679 for the Tampa Bay property, in the original amounts of $25,900,000 and $9,000,000, respectively, payable to Capmark. The notes are secured by a deed of trust on the facility, bear interest at fixed rates of 5.61% and 5.83% per annum, require monthly principal and interest payments, and mature on July 1, 2015.
On September 25, 2006, the Company assumed a note payable of $49,586,631 for the Pelican Pointe property, in the original amount of $50,000,000 payable to Key Bank. The note is secured by a deed of trust on the facility, bears interest at a fixed rate of 6.11% per annum, requires monthly principal and interest payments, and matures on December 1, 2015.
On September 25, 2006, the Company entered into a note payable of $170,000,000 for the Parkland Commons and Pelican Marsh properties payable to HSH-Nordbank. The note is secured by a deed of trust on both facilities, bears interest at the one-month London Interbank Offered Rate (LIBOR), plus 1.95%, due in monthly installments of interest only through September 2010 and monthly installments of principal and interest thereafter, with the remaining balance of the note maturing on September 25, 2011. The one-month LIBOR rate was 0.51% (unaudited), 0.44% (unaudited) and 4.60% as of April 30, 2009, December 31, 2008 and 2007, respectively. Additionally, the terms of the loan agreement include certain restrictions relating to the sale of the Courtyards facility, Sun City Center facility, Tampa Bay facility, and Pelican Pointe facility.
In December 2008, GE, SSLI, and HSH-Nordbank executed an agreement whereby the $170,000,000 loan with HSH-Nordbank was severed into two separate tranches. Tranche A continues to be held by HSH-Nordbank in the amount of $143,750,000 (unaudited) with a variable rate of LIBOR, plus 1.95% (unaudited) per annum. GE HFS purchased Tranche B in the amount of $26,250,000. Tranche B is subordinated to Tranche A and carries an interest rate of LIBOR, plus 10% (unaudited) per annum. The execution of this agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank. Additionally, the loan was modified to include an option to extend the maturity date subject to various conditions, including no events of default through the original maturity date. The extension option would allow the borrowers to extend the maturity date of the debt from September 25, 2011 to September 25, 2012.
Principal maturities of notes payable as of April 30, 2009 (unaudited), are as follows:

5/1/2009-12/31/2009	$1,605,184
2010	2,865,183
2011	172,401,334
2012	2,859,707
2013	3,058,235
Thereafter	115,738,390

$298,528,033

The Company is subject to certain debt service, occupancy, and other financial covenants pursuant to the note agreements. On December 31, 2007, and March 31, 2008, the Company failed to meet certain financial covenants with HSH-Nordbank. A failure to achieve a debt service coverage ratio of reserves available for debt service to debt service requirement of at least 1.05:1 constitutes an event of default. Upon an event of default, the lender has remedies ranging from a written waiver of default to requiring the setting up of a lockbox on cash receipts, and even acceleration of the debt obligation. As of March 2008, the Company implemented an excess cash sweep to escrow accounts held by HSH-Nordbank in accordance with provisions of the loan documents. Also, SSLMI began to subordinate 2% (unaudited) of management fees to be paid into the escrow accounts. In June 2008, HSH-Nordbank issued a notice of an event of default due to the failure of the Company to maintain the required debt service coverage ratio. As a result of this event of default, the Company immediately began accruing interest on the loan at the default rate as defined in the loan agreement, which is 3.5% (unaudited) higher than the

LIBOR, plus 1.95% previously charged. Additionally, the default notice also required a principal payment to be made on the loan no later than July 31, 2008, in an amount sufficient to achieve compliance with the debt service coverage ratio requirement. As described above, the execution of the agreement and purchase of Tranche B by GE HFS cured all existing defaults with HSH-Nordbank.
GE intends to hold its investment in the Company through December 1, 2017. Additionally, GE intends to take steps to refinance the Company’s debt currently held by HSH-Nordbank when the debt becomes due in 2011 (or the extended maturity date of 2012). GE intends to accomplish this refinancing either through a third-party lender or by a GE entity acting as a lender.
The HSH-Nordbank debt referred to above is guaranteed by the Company through a payment guaranty agreement between the Company and HSH-Nordbank. Additionally, SSLI had executed a guaranty of non-recourse obligations agreement and an operating deficit agreement with HSH-Nordbank. The balance due on the guaranty under this provision was $6,189,666 (unaudited) and $0 as of December 31, 2008 and 2007, respectively. An additional amount of $844,228 (unaudited) was funded in 2009. As discussed in Note 1, as part of the sale of SSLI’s interest in the Company, SSLI and its affiliates received $3,150,000 (unaudited) in partial payment of the loan payable to affiliates and Discovery assumed SSLI’s obligations under the guaranty of nonrecourse obligations and operating deficit agreement with HSH-Nordbank. The loan payable to affiliates was forgiven by the members.
The fair value of the Company’s notes payable has been estimated based on current rates offered for debt with the same remaining maturities and comparable collateralizing assets. Changes in assumptions or methodologies used to make estimates may have a material effect on the estimated fair value. For the $170,000,000 debt on the HSH-Nordbank properties of Parkland Commons and Pelican Marsh, which is LIBOR based, the estimated fair value of this debt was $170,000,000 (unaudited), $164,201,941 (unaudited), and $170,000,000 at April 30, 2009, December 31, 2008 and 2007, respectively. Per ASC Fair Value Measurements Topic, the Company has applied Level 2 type inputs to the Company’s remaining fixed rate notes payable, and determined that notes payable with carrying values of $128,528,032 (unaudited), $129,327,695 (unaudited) and $131,399,741 at April 30, 2009 and December 31, 2008 and 2007, respectively, had fair values of $123,889,879 (unaudited), $126,228,168 (unaudited) and $129,717,926, respectively.
On September 26, 2006, the Company entered into an interest rate swap agreement with HSH-Nordbank. The interest rate swap pays interest at a fixed rate of 5.075% in exchange for interest based on LIBOR, in order to eliminate the variability of cash flows in interest payments associated with the $170,000,000 note payable, the source of which is due to changes in LIBOR. Per ASC Fair Value Measurements Topic, the Company has applied Level 2 inputs to determine the estimated fair value of the Company’s interest rate swap agreement. The fair market value of the interest rate swap at April 30, 2009 and December 31, 2008 and 2007, was a liability of $15,739,480 (unaudited), $16,289,596 (unaudited) and $6,839,732, respectively, and is included in the derivative liability on the consolidated balance sheet.
The Company utilizes this interest rate-related derivative instrument (interest rate swap) to manage its exposure on its debt instrument. The Company does not enter into derivative instruments for any purpose other than to mitigate the impact of changes in interest rates on its cash flows. That is, the Company does not speculate using derivative instruments.
The ASC Fair Value Measurements Topic requires that nonperformance risk be considered in measuring the fair value of assets and liabilities. For derivatives, nonperformance risk refers to the risk that one of the parties to a derivative transaction will be unable to perform under the contractual terms of that derivative, such as the risk that one party will be unable to make cash payments at periodic net settlement dates or upon termination. The Company has considered the counterparty’s credit risk as well as the effect of its own credit standing in determining the fair value of its interest rate swap agreement. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
8.	CONTINGENCIES
The Company is involved in claims and lawsuits incidental to the ordinary course of business. While the outcome of these claims and lawsuits cannot be predicted with certainty, management of the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position.
In August 2006, a plaintiff filed suit against SSLI, claiming it was entitled to broker commissions in connection with the purchase of the Facilities. SSLI’s request to dismiss this claim was granted and the plaintiff filed an amended complaint in 2007. Pursuant to the Company’s LLC Agreement, the Company is obligated to reimburse SSLI and GE up to a maximum of $2,666,667 in connection with this litigation. As of November 16, 2007, the plaintiff and SSLI executed a settlement agreement whereby SSLI agreed to pay the plaintiff a total of $2 million in exchange for dismissal of any claims, with each party being responsible for its own legal costs. The $2 million was paid to the plaintiff in December 2007 through a $2 million capital contribution from SSLII and GE in proportion to their respective ownership percentages. SSLII’s contribution of $500,000 was reflected as a reduction of the payables to affiliates, net, balance in the consolidated balance sheets. Additionally, the Company has incurred a total of $906,353 in legal costs associated with this suit. In accordance with the Company’s LLC Agreement, SSLII and GE are obligated to contribute capital totaling $666,667 in proportion to their respective ownership percentages. Per the LLC Agreement, the remaining amount of legal costs totaling $239,686 is the responsibility of SSLI and is included as a receivable from SSLI in the payables to affiliates, net, balance in the consolidated balance sheet as of December 31, 2007. This amount was paid in 2008. A total of $2,666,667 representing settlement and legal costs is included in general and administrative expenses in the consolidated statement of operations in 2007. There were no additional costs related to this settlement incurred in 2008.
9.	NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued new provisions for the ASC Derivative and Hedging Topic, which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to these new provisions, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for in accordance with the ASC Derivative and Hedging Topic, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions of the ASC did not have a material impact on the reported consolidated balance sheets, statements of operations or cash flows.

The Company adopted provisions of FASB ASC Fair Value Measurements Topic for non-financial assets and liabilities on January 1, 2009. Adoption of these provisions of the ASC did not have a material impact on the reported consolidated balance sheets, statements of operations or cash flows.
******

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. (1) All financial statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K/A.
(2) Financial statement schedules
No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or the notes thereto.
b. Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2010.
SUNRISE SENIOR LIVING, INC.

By:	/s/ Julie A. Pangelinan Julie A. Pangelinan
Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
2.1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	10-K	March 27, 2003	2.3

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of March 28, 2003, by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.	8-K	April 9, 2003	2.2

2.3	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.4	Securities Purchase Agreement by and among Sunrise Senior Living, Inc., Greystone Partners, Ltd., Concorde Senior Living, LLC, Mahalo Limited, Westport Advisors, Ltd., Greystone Development Company, LLC, Michael B. Lanahan, Paul F. Steinhoff, Jr., Mark P. Andrews and John C. Spooner, dated as of May 2, 2005.	10-Q	August 9, 2005	2.1

2.5	Asset Purchase Agreement by and among Sunrise Senior Living Investments, Inc., Fountains Continuum of Care Inc. and various of its subsidiaries and affiliates, and George B. Kaiser, dated as of January 19, 2005.	10-Q	May 10, 2005	10.1

2.6	Facilities Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of January 19, 2005.	10-Q	May 10, 2005	10.2

2.7	Purchaser Replacement and Release Agreement by and among Sunrise Senior Living, Inc. and various of its subsidiaries and affiliates and Fountains Charitable Income Trust and various of its subsidiaries and affiliates, dated as of February 18, 2005.	10-Q	May 10, 2005	10.3

2.8	Agreement and Plan of Merger, dated as of August 2, 2006, by and among Sunrise Senior Living, Inc., a newly-formed indirect wholly owned subsidiary of Sunrise and Trinity Hospice, Inc., American Capital Strategies, Ltd. and certain affiliates of KRG Capital Partners, LLC, as the principal stockholders of Trinity Hospice, Inc.	10-K	March 24, 2008	2.8

2.9	Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.1

2.10	First Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.2

2.11	Second Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.3

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock	8-K	April 21, 2006	4.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
	Transfer & Trust Company, as rights agent, dated April 24, 2006.

4.3	First Amendment to the Rights Agreement, dated as of November 19, 2008, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

4.4	Second Amendment to the Rights Agreement, dated as of January 27, 2010, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1

10.1	1995 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.20

10.2	1996 Directors’ Stock Option Plan, as amended.+	10-K	March 31, 1999	10.36

10.3	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.4	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.5	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.6	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.7	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.8	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.9	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.10	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.11	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11

10.12	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.13	Form of Executive Restricted Stock Agreement.+	10-Q	May 10, 2005	10.4

10.14	Form of Restricted Stock Unit Agreement.+	8-K	March 14, 2006	10.1

10.15	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.16	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.17	Form of Non-Qualified Stock Option Agreement.+*	10-K	March 2, 2009	10.17

10.18	Form of Incentive Stock Option Agreement.+*	10-K	March 2, 2009	10.18

10.19	Form of Restricted Stock Agreement.+*	10-K	March 2, 2009	10.19

10.20	Restricted Stock Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.2

10.21	Form of Sunrise Assisted Living Holdings, L.P. Class A Limited Partner Unit Agreement.+	10-K	March 29, 2002	10.89

10.22	Sunrise Employee Stock Purchase Plan, as amended.+	Def 14A	April 7, 2005	B

10.23	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009.+	10-K/A	March 31, 2009	10.23

10.24	Greystone Communities Nonqualified Deferred Compensation Plan.+	10-K	July 31, 2008	10.25

10.25	Bonus Deferral Programs for Certain Executive Officers.+	8-K	March 14, 2006	10.2

10.26	Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan effective August 23, 2002.+	10-Q	November 13, 2002	10.1

10.27	Amendment 1 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K	March 16, 2005	10.32

10.28	Amendment 2 to the Sunrise Assisted Living, Inc. Long Term Incentive Cash Bonus Plan.+	10-K/A	March 31, 2009	10.28

10.29	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.30	Amendment to Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30

10.31	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.32	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.33	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.34	Letter dated March 16, 2008 regarding surrender of bonus compensation	10-K	March 24, 2008	10.65

10.35	Consulting Arrangement with Paul J. Klaassen. +	10-Q	November 9, 2009	10.29

10.36	Employment Agreement by and between Sunrise Senior Living, Inc. and Michael B. Lanahan, dated as of May 10, 2005.+	10-Q	August 9, 2005	10.1

10.37	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.38	Letter Agreement between the Corporation and Julie Pangelinan, dated November 17, 2008.+	8-K	November 19, 2008	10.2

10.39	Separation Agreement and General Release between the Company and John F. Gaul, dated December 9, 2008.+	8-K	December 15, 2008	10.1

10.40	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2

10.41	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3

10.42	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4

10.43	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.44	Separation Agreement between the Company and Richard J. Nadeau, dated May 29, 2009. +	8-K	June 4, 2009	10.1

10.45	2008 Non-Employee Director Fees and Other Compensation.+	10-K	March 2, 2009	10.45

10.46	2009 Annual Bonus Performance Metrics Applicable to Executive Officers.+	10-Q	November 9, 2009	10.28

10.47	2009 Special Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.30

10.48	2009 Partial Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.31

10.49	2009 Director Fees. +	10-Q	November 9, 2009	10.32

10.50	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.51	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.52	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.53	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.54	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of	10-K	March 24, 2008	10.44

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
	the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.

10.55	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.56	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.57	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.58	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.59	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.60	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.61	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.62	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.63	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.64	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	March 23, 2009	10.1

10.65	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1

10.66	Thirteenth Amendment to the Credit Agreement, dated October 19, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.67	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.68	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.69	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.70	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.71	Discount MBS Multifamily Note.	8-K	May 12, 2008	10.1

10.72	Pre-Negotiation and Standstill Agreement dated December 24, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.1

10.73	Standstill Agreement, dated December 23, 2008, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch.	8-K	December 24, 2008	10.2

10.74	Pre-Negotiation and Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München- Thalkirchen GmbH and Natixis, London Branch.	8-K	February 20, 2009	10.1

10.75	Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	February 20, 2009	10.2

10.76	Letter Agreement, dated March 5, 2009, by and among Sunrise Senior Living, Inc., Sunrise Senior Living Development, Inc., Sunrise Senior Living Investments, Inc., and Greystone Partners II LP.	8-K	March 11, 2009	10.1

10.77	First Amendment to Amended and Restated Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.1

10.78	Second German Standstill Agreement Hannover I, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.2

10.79	First Amendment to Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.3

10.80	Second German Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.4

10.81	Restructure Term Sheet, dated October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1

10.82	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2

10.83	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US	8-K	October 28, 2009	10.2

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
	Senior Living Investments, LLC, HSH Nordbank AG, New York Branch.

10.84	Settlement Agreement, dated as of June 12, 2009, by and among Sunrise Senior Living, Inc. and the former majority stockholders of Trinity.	10-Q	November 9, 2009	10.1

10.85	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.2

10.86	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.3

10.87	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.4

10.88	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.5

10.89	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.	10-Q	November 9, 2009	10.6

10.90	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.7

10.91	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.	10-Q	November 9, 2009	10.8

10.92	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.	10-Q	November 9, 2009	10.9

10.93	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.10

10.94	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.11

10.95	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.12

10.96	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.	10-Q	November 9, 2009	10.13

10.97	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.14

10.98	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.	10-Q	November 9, 2009	10.15

10.99	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.16

10.100	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.17

10.101	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.18

		INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
10.102	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	10-Q	November 9, 2009	10.19

10.103	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.20

10.104	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.21

10.105	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.22

10.106	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.23

10.107	Letter Agreement, dated December 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	8-K	December 7, 2009	10.1

10.108	Third Amendment to Loan Agreement and Settlement Agreement (Loan A), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	8-K	December 24, 2009	10.1

10.109	Third Amendment to Guaranty of Payment (Loan A), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.2

10.110	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	December 24, 2009	10.3

10.111	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.4

10.112	Third Amendment to Loan Agreement and Settlement Agreement (Loan B), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.5

10.113	Third Amendment to Guaranty of Payment (Loan B), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.6

10.114	Second Amendment to Deed of Trust Note B (Loan B), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.7

10.115	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated July 9, 2009+	10-K	February 25, 2010	10.115

10.116	Separation Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated February 15, 2010+	10-K	February 25, 2010	10.116

21	Subsidiaries of the Registrant.	10-K	February 25, 2010	21

23.1	Consent of Ernst & Young LLP	10-K	February 25, 2010	23.1

INCORPORATED BY REFERENCE
Exhibit				Exhibit
Number	Description	Form	Filing Date with SEC	Number
23.2	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.3	Consent of Deloitte & Touche LLP*	N/A	N/A	N/A

23.4	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.5	Consent of Ernst & Young LLP*	N/A	N/A	N/A

23.6	Consent of Deloitte & Touche LLP*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	February 25, 2010	31.1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	February 25, 2010	31.2

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	February 25, 2010	31.3

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	February 25, 2010	31.4

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.