Form 10-Q
period 2010-03-31
SUNRISE SENIOR LIVING INC
filed 2010-05-04
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 1-16499

SUNRISE SENIOR LIVING, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1746596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Westpark Drive

McLean, Virginia 22102

(Address of principal executive offices)

(703) 273-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 55,852,411 shares of the Registrant’s common stock outstanding at April 28, 2010.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,453	$39,283
Accounts receivable, net	41,404	37,304
Income taxes receivable	5,177	5,371
Due from unconsolidated communities	23,562	19,673
Deferred income taxes, net	20,175	23,862
Restricted cash	38,207	39,365
Assets held for sale	37,881	40,658
German assets held for sale	96,402	104,720
Prepaid expenses and other current assets	27,493	30,198

Total current assets	336,754	340,434
Property and equipment, net	279,687	288,056
Due from unconsolidated communities	7,222	13,178
Intangible assets, net	52,296	53,024
Investments in unconsolidated communities	63,670	64,971
Investments accounted for under the profit-sharing method	5,726	11,031
Restricted cash	115,952	110,402
Restricted investments in marketable securities	21,629	20,997
Other assets, net	8,586	8,496

Total assets	$891,522	$910,589

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$167,846	$207,811
Outstanding draws on bank credit facility	33,431	33,728
Debt relating to German assets held for sale	187,149	198,680
Accounts payable and accrued expenses	148,583	138,032
Liabilities associated with German assets held for sale	13,880	12,632
Due to unconsolidated communities	2,162	2,180
Deferred revenue	5,037	5,364
Entrance fees	32,725	33,157
Self-insurance liabilities	41,769	41,975

Total current liabilities	632,582	673,559
Debt, less current maturities	35,798	—
Self-insurance liabilities	57,837	58,225
Deferred gains on the sale of real estate and deferred revenues	22,210	21,865
Deferred income tax liabilities	20,177	23,862
Other long-term liabilities, net	106,309	106,844

Total liabilities	874,913	884,355

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 55,846,411 and 55,752,217 shares issued and outstanding, net of 403,957 and 401,353 treasury shares, at March 31, 2010 and December 31, 2009, respectively	558	558
Additional paid-in capital	475,234	474,158
Retained loss	(476,988)	(460,971)
Accumulated other comprehensive income	13,421	8,302

Total stockholders’ equity	12,225	22,047

Noncontrolling interests	4,384	4,187

Total equity	16,609	26,234

Total liabilities and equity	$891,522	$910,589

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
	(Unaudited)
Operating revenue:
Management fees	$29,361	$28,438
Resident fees for consolidated communities	88,856	86,272
Ancillary fees	10,593	11,221
Professional fees from development, marketing and other	2,102	6,725
Reimbursed costs incurred on behalf of managed communities	224,325	242,092

Total operating revenues	355,237	374,748
Operating expenses:
Community expense for consolidated communities	66,580	64,836
Community lease expense	14,743	14,487
Depreciation and amortization	8,504	13,868
Ancillary expenses	9,800	10,361
General and administrative	33,770	30,348
Development expense	1,331	4,774
Write-off of capitalized project costs	—	12,078
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	58	1,257
Restructuring costs	4,869	7,687
Provision for doubtful accounts	1,119	8,907
Loss on financial guarantees and other contracts	—	1,097
Impairment of long-lived assets	700	—
Costs incurred on behalf of managed communities	224,366	246,057

Total operating expenses	365,840	415,757

Loss from operations	(10,603)	(41,009)
Other non-operating income (expense):
Interest income	367	735
Interest expense	(2,136)	(2,658)
Gain (loss) on investments	553	(1,305)
Other income (expense)	1,097	(1,026)

Total other non-operating expense	(119)	(4,254)
Gain on the sale and development of real estate and equity interests	465	1,742
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(1,513)	18,375
Loss from investments accounted for under the profit-sharing method	(2,518)	(3,812)

Loss before (provision for) benefit from income taxes and discontinued operations	(14,288)	(28,958)
(Provision for) benefit from income taxes	(440)	730

Loss before discontinued operations	(14,728)	(28,228)
Discontinued operations, net of tax	(738)	9,944

Net loss	(15,466)	(18,284)
Less: Net (income) loss attributable to noncontrolling interests	(551)	123

Net loss attributable to common shareholders	$(16,017)	$(18,161)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(0.28)	$(0.56)
Discontinued operations, net of tax	(0.01)	0.20

Net loss	$(0.29)	$(0.36)

Diluted net loss per common share
Loss before discontinued operations	$(0.28)	$(0.56)
Discontinued operations, net of tax	(0.01)	0.20

Net loss	$(0.29)	$(0.36)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2010	2009
	(Unaudited)
Operating activities
Net loss	$(15,466)	$(18,284)
Less: Net loss (income) from discontinued operations	738	(9,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(465)	(1,742)
Loss from investments accounted for under the profit-sharing method	2,518	3,812
(Gain) loss on investments	(553)	1,305
Sunrise’s share of loss (earnings) and return on investment in unconsolidated communities	1,513	(18,375)
Loss on financial guarantees and other contracts	3	1,097
Distributions of earnings from unconsolidated communities	2,443	6,309
Provision for doubtful accounts	1,119	8,907
Provision for (benefit from) deferred income taxes	2	(2,788)
Depreciation and amortization	8,504	13,868
Amortization of financing costs, debt discount and guarantee liabilities	117	403
Write-off of capitalized project costs	—	12,078
Impairment of long-lived assets	700	—
Stock-based compensation	944	959
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,695)	(935)
Due from unconsolidated communities	13,742	9,283
Prepaid expenses and other current assets	2,838	2,691
Captive insurance restricted cash	784	1,039
Other assets	(8)	1,172
Increase (decrease) in:
Accounts payable and accrued expenses	5,186	(9,390)
Entrance fees	(432)	(1,030)
Self-insurance liabilities	(522)	2,088
Deferred gains on the sale of real estate and deferred revenues	(114)	572
Net cash used in discontinued operations	(1,928)	(4,006)

Net cash provided by (used in) operating activities	15,968	(911)

Investing activities
Capital expenditures	(4,037)	(8,450)
Proceeds from advances from investment accounted for under the profit-sharing method	4,502	—
Dispositions of assets	3,310	3,343
Change in restricted cash	(4,454)	5,364
Increase in advances to communities under development	(9,130)	(35,606)
Proceeds from advances to communities under development	1,363	43,214
Investments in unconsolidated communities	(3,825)	(2,743)
Net cash provided by discontinued operations	11,067	1,809

Net cash (used in) provided by investing activities	(1,204)	6,931

Financing activities
Net proceeds from exercised options	133	—
Additional borrowings of debt	882	2,356
Repayment of debt	(6,292)	(1,483)
Net repayments on Bank Credit Facility	(297)	(1,500)
Financing costs paid	—	(243)
Distributions to noncontrolling interests	(354)	(323)
Net cash used in discontinued operations	(1,666)	(461)

Net cash used in financing activities	(7,594)	(1,654)

Net increase in cash and cash equivalents	7,170	4,366
Cash and cash equivalents at beginning of period	39,283	29,513

Cash and cash equivalents at end of period	$46,453	$33,879

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three months ended March 31, 2010 and 2009 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in our 2009 Form 10-K, as amended on March 31, 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We have reclassified certain amounts to conform with the current period presentation.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. We cannot borrow under the Bank Credit Facility and we have significant debt maturing in 2010. We are seeking waivers with respect to all defaults and are seeking to reach negotiated settlements with our various creditors to preserve our liquidity and to enable us to continue operating. However, these conditions raise substantial doubt about our ability to continue as a going concern.

2. Amendments to the Accounting Standards Codification

In the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 requires an analysis to be performed to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 was effective for us January 1, 2010 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In the fourth quarter of 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to Accounting Standards Codification (“ASC”) Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 is effective for us for the year beginning January 1, 2011. We are currently evaluating whether ASU 2009-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

In the first quarter of 2010, the FASB issued the following updates to the ASC, none of which either had or is expected to have a material impact on our reported consolidated financial position, results of operations or cash flows:

ASU 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, amends the Consolidation Topic and clarifies the guidance in the

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

accounting for a decrease of ownership in a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity. ASU 2010-02 does not apply to sales of in substance real estate or the conveyance of oil and gas mineral rights. Additional disclosures are required. These disclosures include the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement after deconsolidation or derecognition and whether the transaction that resulted in the deconsolidation of a subsidiary or derecognition of a group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. ASU 2010-02 was effective for us in the first quarter of 2010.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation will be effective for us January 1, 2011.

ASU 2010-08, Technical Corrections to Various Topics, did not fundamentally change U.S. GAAP but included certain clarifications to the guidance on embedded derivative and hedging which may cause a change in the application of ASC Subtopic 815-15 – Derivative and Hedging – Embedded Derivatives. Some technical corrections were effective in the first quarter of 2010, although the majority of ASU 2010-08 will be effective for us on April 1, 2010.

ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, requires the disclosure of subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us in the first quarter of 2010.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Auction Rate Securities, Marketable Securities and Interest Rate Caps

The following table details the auction rate securities and marketable securities measured at fair value as of March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$19,239	$—	$—	$19,239
Marketable securities	2,390	2,390	—	—

	$21,629	$2,390	$—	$19,239

At March 31, 2010, we held investments in three Student Loan Auction-Rate Securities (“SLARS”), two with a face amount of $8.0 million each and one with a face amount of $6.1 million, for a total of $22.1 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rates for these SLARS are reset every 7 to 35 days. The interest rates at March 31, 2010 ranged from 0.42% to 0.58%. Uncertainties in the credit markets have prevented us and other investors from liquidating auction rate securities. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at March 31, 2010 was determined to be $19.2 million and we recorded unrealized and realized gains (losses) of $0.6 million and $(1.3) million in the first quarter of 2010 and 2009, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 11% to 70% at March 31, 2010 with an average SLARS discount on closed deals of 17% at March 31, 2010.

The following table reconciles the beginning and ending balances for the auction rate securities using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

Auction Rate Securities
Beginning balance – 1/1/10	$18,686
Total gains	553
Sales	—
Redemptions	—

Ending balance – 3/31/10	$19,239

At March 31, 2010, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.4 million at March 31, 2010. The valuation was based on Level 1 inputs.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

German Assets Held for Sale

The German assets held for sale at March 31, 2010 consists of the following (in thousands):

March 31, 2010
Cash and cash equivalents	$876
Accounts receivable, net	2,692
Property and equipment, net	92,813
Prepaid and other assets	21

German assets held for sale	$96,402

Accounts payable and accrued expenses	$13,880

Assets Held for Sale

Other assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$31,893	$33,801
Closed community	2,514	2,514
Condominium units	3,474	4,343

Assets held for sale	$37,881	$40,658

In the first quarter of 2010, certain land parcels, a closed community and a condominium project are classified as assets held for sale. They are recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded an impairment charge of $0.3 million which is included in operating expenses under impairment of long-lived assets. Also, one land parcel classified as an asset held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale are not being met and the asset has been reclassified to held and used as of March 31, 2010. However, we continue to market the land parcel.

Assets Held and Used

In the first quarter of 2010, we recorded impairment charges of $0.4 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements of German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded in the first quarter of 2010 (in thousands):

Asset	March 31, 2010	Fair Value Measurements at Reporting Date Using			Total Impairment Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
German assets held for sale (1)	$11,270	$—	$—	$11,270	$(877)
Other assets held for sale	10,615	—	—	10,615	(289)
Assets held and used	3,823	—	—	3,823	(411)

	$25,708	$—	$—	$25,708	$(1,577)

(1)	Impairment charge reflected in discontinued operations

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. We have one cost method investment in a company in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrises’s share of (loss) earnings and return on investment in unconsolidated communities. At March 31, 2010, the carrying amount of our cost method investment is zero.

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$1,364	$422,860

Average Interest Rate with German Debt	6.67%	3.17%

Average Interest Rate without German Debt	6.67%	3.60%

Estimated Fair Market Value	$1,365	$371,634

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2010.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Investments in Unconsolidated Communities

We have one cost method investment in a company in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million. At March 31, 2010, the carrying amount of our cost method investment is zero.

During the first quarter of 2010, a U.K. venture in which we have a 20% interest sold two communities to a different U.K. venture in which we have a 10% interest. As a result of the gains on these asset sales recorded in the venture, we recorded earnings in unconsolidated communities of $4.7 million.

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2010 under S-X Rule 3-09 (in thousands):

	Three months ended March 31, 2010
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$4,830	$20,299	$20,299

	Three Months ended March 31, 2009
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$3,321	$22,657	$22,657

The venture is treated as a partnership for income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable and accrued expenses	$40,230	$40,034
Accrued salaries and bonuses	34,043	24,738
Accrued employee health and other benefits	44,612	41,340
Accrued legal, audit and professional fees	6,762	3,999
Other accrued expenses	22,936	27,921

	$148,583	$138,032

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6. Debt

At March 31, 2010 and December 31, 2009, we had $424.2 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 3.18% and 2.87%, respectively, as follows (in thousands):

	March 31, 2010	December 31, 2009
Community mortgages	$113,780	$112,660
German communities (1)	187,149	198,680
Bank Credit Facility	33,431	33,728
Land loans	28,327	33,327
Other	25,557	25,557
Variable interest entity	22,870	23,225
Margin loan (auction rate securities)	13,110	13,042

	$424,224	$440,219

(1)	The face amount of the debt related to the German communities was $200.4 million at March 31, 2010. Excludes $11.9 million of accrued interest on the German debt as of March 31, 2010 which is reflected in Liabilities associated with German assets held for sale on our consolidated balance sheet.

Of the outstanding debt we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $422.8 million of variable rate debt with a weighted average interest rate of 3.17%.

Along with contractual maturities due in 2010, debt that is in default is also reflected in current portion of long term debt. Debt that is in default at March 31, 2010 consists of the following (in thousands):

March 31, 2010
German communities	$187,149
Community mortgages	566
Variable interest entity	22,870
Land loans	5,200
Other	25,557

$241,342

The German debt was in default as of March 31, 2010 as we stopped paying monthly principal and interest payments in 2009. The remaining debt is in default as we have failed to comply with various financial covenants. See below for update on status of German debt, subsequent to March 31, 2010. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

For debt that is not in default, we have scheduled debt maturities as of March 31, 2010 as follows (in thousands):

	2nd Qtr. 2010	3rd Qtr. 2010	4th Qtr. 2010	Thereafter	Total
Bank Credit Facility	$—	$—	$33,431	$—	$33,431
Community mortgages	43,010	—	34,406	35,798	113,214
Land loans	—	—	23,127	—	23,127
Margin loan (auction rate securities)	—	—	13,110	—	13,110

	$43,010	$—	$104,074	$35,798	$182,882

Germany Venture

We own nine communities (two of which have been closed) in Germany. At March 31, 2010, the debt related to these communities had partial recourse to us as the debt for four of the communities of €50.0 million ($67.3 million at March 31, 2010), had a stipulated release price for each community. With respect to the remaining five communities, we had provided guarantees to the lenders for the payment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. However, in connection with the German debt restructuring, we have settled with this lender. The face amount of the total debt related to the German communities, excluding accrued but unpaid interest, at March 31, 2010 is $200.4 million. We also had accrued interest of $11.9 million and $10.5 million at March 31, 2010 and December 31, 2009, respectively, related to this debt.

At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default of the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements stipulated that neither party will commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we expect to recognize a gain of approximately $40 million in connection with the closing of this transaction. The detail of this transaction is outlined below. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We have issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets at March 31, 2010. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $49.6 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments.

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

In addition to the restructuring agreement, in the first quarter of 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provides that 90 days after the payment date, we will be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we will be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse will be limited to the assets owned by the German subsidiaries. During the third quarter of 2010, we expect to record a gain of approximately $2 million in connection with the transaction.

In April 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. The settlement provides that we are released from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon the execution of the agreement, the lender’s recourse, with respect to the community mortgage, will be limited to the assets owed by the German subsidiaries. In exchange for the release of these obligations, we have agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount due immediately. In the second quarter of 2010, we expect to record a gain of approximately $8 million in connection with this transaction.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in the first quarter of 2010. During the first quarter of 2010, we recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Mortgage Financing

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) provided for an additional $5.0 principal payment on or before July 31, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders.

Other

Sunrise ventures have total debt of $3.7 billion with near-term scheduled debt maturities of $0.6 billion in 2010. Of this $3.7 billion of debt, there is long-term debt that is in default of $1.0 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit guarantees to the lenders or ventures. We have operating deficit or completion guarantee agreements with respect to ventures in which we are obligated for total debt of $0.8 billion or 22% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness. We have non-controlling interests in these ventures.

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

7. Gains on the Sale of Real Estate

In February 2010, we sold two operating properties for approximately $10.8 million and we recognized a gain of approximately $4.0 million. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in February 2011 and is reflected in discontinued operations in our consolidated statements of operations. The properties were part of the liquidating trust held as collateral for the electing lenders and all proceeds from the sale are to be distributed to the electing lenders upon execution of the definitive documentation for the restructuring of the German debt. Gains of $0.5 million primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

8. Income Taxes

The (provision for) benefit from income taxes related to continuing operations was $(0.4) million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (2.8)% and 2.5% for the three months ended March 31, 2010 and 2009, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. As of March 31, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case will not be officially closed until the IRS completes their review of the field agents assessments.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9. Stock-Based Compensation

In March 2010, we granted five employees non-qualified stock options to purchase 115,000 shares of common stock at a price of $4.61. One-third of the options vest yearly beginning in 2011. In addition, 38,085 shares of restricted stock vested in the first quarter of 2010.

10. Commitments and Contingencies

Guarantees

We have provided operating deficit guarantees to the venture lenders, whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and guarantees to ventures to fund operating shortfalls. The terms of the guarantees match the terms of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities.

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at March 31, 2010 and fundings during 2010 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at March 31, 2010	ASC Contingencies Topic Liability for Future Fundings at March 31, 2010	Total Liability for Future Fundings at March 31, 2010	Fundings from January 1, 2010 through March 31, 2010
Operating deficit	Uncapped	$213	$500	$713	$—

Senior Living Condominium Project

In 2006 we sold a majority interest in two separate entities related to a partially developed condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our investment carrying value at March 31, 2010 was $5.7 million for the two ventures. We recorded a loss of $2.5 million and $4.2 million for the three months ended March 31, 2010 and 2009, respectively. We are also obligated to fund operating shortfalls. The weak economy in the Washington, D.C. area has resulted in lower condominium sales than forecasted and we have funded $3.8 million under the guarantees through March 31, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. We are in discussions with the lender on these matters.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $7.8 million at March 31, 2010). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.2 billion at March 31, 2010. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2010, the remaining liability under this obligation is $42.7 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

HCP

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008 and $25.9 million in 2009. We have $18.0 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the plaintiff’s motion. In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On April 30, 2010, the U.S. District Court for the Eastern District of Virginia made an oral ruling in which the court stated that it would enter judgment in favor of Sunrise on claims brought by HCP with respect to management agreements under which we manage four assisted living communities owned by HCP. The court also stated that it would dismiss our counterclaim against HCP. The court will issue an appropriate order in due course.

IRS Audit

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case will not be officially closed until the IRS completes their review of the field agents assessments.

SEC Investigation

In 2006 we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. We have fully

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

cooperated, and intend to continue to fully cooperate, with the SEC. We have commenced discussions with the SEC staff concerning potential resolution of the matter and conclusion of the SEC Investigation.

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

11. Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 181 positions in overhead and development, primarily in our McLean, Virginia headquarters, associated with this program. We have recorded severance charges related to this program of $50,000 and $2.9 million in the first quarter of 2010 and 2009, respectively. Primarily all of the restructuring charges are reflected in our domestic segment.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 178 positions. We have recorded severance expense of $10.1 million as a result of the plan through March 31, 2010 and expect to record an additional $0.7 million during the remainder of 2010.

In January 2010, we announced the termination of the employment of Daniel J. Schwartz, our Senior Vice President, North American Operations, effective as of May 31, 2010. Mr. Schwartz will receive the severance payments and benefits payable to him pursuant to his employment agreement upon a termination of his employment, except that in lieu of a lump sum cash severance payment equal to two years’ base salary and 75% of his target bonus amount (based on his base salary of $0.4 million and target bonus of 100% of base salary), Mr. Schwartz will receive such cash severance payment in the form of equal monthly installments of 1/24th of the total cash severance amount commencing July 2010 and continuing until December 2010, and the remaining balance to be paid in a lump sum on December 31, 2010.

The following table reflects the activity related to our severance and restructuring plans during 2010:

(in thousands)	Liability at January 1, 2010	Additional Charges	Adjustments	Cash Payments and Other Settlements	Liability at March 31, 2010
Severance	$1,953	$2,113	$—	$(1,135)	$2,931
CEO retirement compensation	1,078	14	—	—	1,092
Professional fees	—	2,742	—	(2,742)	—
Lease termination costs	3,556	—	—	(196)	3,360

	$6,587	$4,869	$—	$(4,073)	$7,383

Included in the above table is legal and professional fees of $2.7 million relating to corporate restructuring.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

12. Discontinued Operations

Discontinued operations consist primarily of our German communities which we are marketing for sale, two communities sold in the first quarter of 2010, 22 communities which were sold in 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community closed in 2009 and our Greystone subsidiary sold in 2009. The following amounts related to those communities and businesses have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue	$8,528	$34,147
Expenses	(15,446)	(45,794)
Impairment of long-lived assets	(877)	—
Gain on sale	7,057	23,748
Income taxes	—	(2,157)

(Loss) income from discontinued operations	$(738)	$9,944

13. Net Loss per Common Share

The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009
Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(15,279)	$(28,293)
Loss from discontinued operations, net of noncontrolling interests	(738)	10,132

Net loss	$(16,017)	$(18,161)

Weighted-average shares outstanding – basic and diluted	55,639	50,558

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.28)	$(0.56)
Loss from discontinued operations, net of noncontrolling interests	(0.01)	0.20

Net loss per share attributable to common shareholders	$(0.29)	$(0.36)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 3,896,924 and 1,640,000 for the three months ended March 31, 2010 and 2009, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

14. Information about Sunrise’s Segments

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management, which is the results from the management of third party, joint venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

North American Development, which is the results from the development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments, which is the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased), which is the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.5 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively.

United Kingdom, which is the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany, which is the results from the management of nine (two of which are closed) Sunrise senior living communities in Germany. The operation of nine Sunrise senior living communities are included in discontinued operations.

Segment results are as follows (in thousands):

	For the Three Months Ended March 31, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$264,407	$(170)	$1,067	$88,968	$6,979	$417	$(6,431)	$355,237
Community expense	476	58	(99)	72,319	—	—	(6,174)	66,580
Development expense	44	1,238	—	3	46	—	—	1,331
Depreciation and amortization	454	429	—	4,389	95	18	3,119	8,504
Other operating expenses	257,409	338	1,251	14,786	5,507	1,436	7,998	288,725
Impairment of owned communities, land parcels and intangibles	—	700	—	—	—	—	—	700
Income (loss) from operations	6,024	(2,933)	(85)	(2,529)	1,331	(1,037)	(11,374)	(10,603)
Interest income	79	56	174	47	—	—	11	367
Interest expense	91	259	—	1,137	—	—	649	2,136
Foreign exchange gain/(loss)	—	—	—	1,615	(243)	19	—	1,391
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	602	—	—	—	(2,115)	(1,513)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	6,319	(5,499)	691	(2,181)	1,100	(1,113)	(13,605)	(14,288)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	For the Three Months Ended March 31, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$281,870	$3,446	$1,382	$86,266	$5,648	$390	$(4,254)	$374,748
Community expense	498	(213)	31	69,425	(4)	(208)	(4,693)	64,836
Development expense	(5)	3,933	838	—	561	57	(610)	4,774
Depreciation and amortization	5,285	383	90	4,251	65	24	3,770	13,868
Other operating expenses	281,962	19,405	2,537	15,313	2,697	941	9,424	332,279
Income (loss) from operations	(4,788)	(20,459)	(2,114)	(2,728)	1,252	(789)	(11,383)	(41,009)
Interest income	75	334	—	66	7	—	253	735
Interest expense	46	164	—	1,358	—	—	1,090	2,658
Foreign exchange gain/(loss)	—	—	—	(870)	266	(15)	—	(619)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	18,399	—	—	(16)	(8)	18,375

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(3,669)	(22,222)	16,284	(5,448)	1,404	(857)	(14,450)	(28,958)

15. Comprehensive Loss and Capital Structure

Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss attributable to common shareholders	$(16,017)	$(18,161)
Foreign currency translation adjustment	5,829	1,533
Equity interest in investees’ other comprehensive income (loss)	(797)	(735)
Unrealized gain on investments	87	—

Comprehensive loss	(10,898)	(17,363)

Comprehensive loss attributable to noncontrolling interest – Unrealized gain on investments	(87)	—

Comprehensive loss attributable to common shareholders	$(10,985)	$(17,363)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2009	55,752	$558	$474,158	$(460,971)	$8,302	$4,187
Net (loss) income	—	—	—	(16,017)	—	551
Foreign currency translation, net of tax	—	—	—	—	5,829	—
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	(797)	—
Unrealized gain on investments	—	—	—	—	87	—
Exercise of stock options	97	—	132	—	—	—
Forfeiture of restricted stock	(3)	—	—	—	—	—
Stock compensation expense	—	—	944	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(354)

Balance at March 31, 2010	55,846	$558	$475,234	$(476,988)	$13,421	$4,384

16. Supplemental Cash Flow Information

Interest paid was $1.7 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. Interest capitalized was zero and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Income taxes refunded was $0.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

17. Variable Interest Entities

Generally accepted accounting principles requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At March 31, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $17.9 million and $18.1 million, respectively, of net property and equipment and debt of $22.9 million and $23.2 million, respectively, in our March 31, 2010 and December 31, 2009 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of March 31, 2010 and December 31, 2009, we guaranteed $21.5 million and $21.9 million, respectively, of the bonds. The entity has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.6 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $43,600 and $40,100 for the three months ended March 31, 2010 and 2009, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.2 million and $6.1 million at March 31, 2010 and December 31, 2009, respectively. These amounts are eliminated in our consolidated financial statements.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Our interest in five of these investment partnerships were sold as part of the Greystone transaction in March 2009 and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. This entity was dissolved as of January 22, 2010. We owned 49.5% of the investment partnership with 50.5% owned by third parties. The purpose of the venture had been to develop a senior living community owned by a nonprofit entity.

VIEs Where We Are Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of March 31, 2010, the venture has 17 operating communities in the U.K. Our equity investment in the venture is $0.1 million at March 31, 2010. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.7 million due from the venture. Our maximum exposure to loss is our equity investment of $0.1 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

This VIE where we are not the primary beneficiary is a limited partnership in which the general partner (“GP”) is owned by our venture partner and us in proportion to our equity investment 90% and 10%, respectively. The GP is supervised and managed under a board of directors and all of the powers of the GP are vested in the board of directors. The board of directors is made up of six directors. Four directors are appointed by our venture partner and two directors appointed by us. Actions that require the approval of the board of directors include approval and amendment of the annual operating budget. Material decisions, such as the sale of any facility, require 75% of board of directors approval. We have determined that the board of directors have power over financing decisions, capital decisions and operating decisions. These are the activities that most impacts the entity’s economic performance, and therefore, neither equity holder has power over the venture. We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions.

18. Subsequent Events

Refer to Note 6 – Debt for information regarding the restructuring of our German debt which occurred after March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to our ability to maintain adequate liquidity to operate our business and execute our restructuring; our ability to repay or extend our loans when they come due in 2010 and obtain waivers or reach agreements with respect to loans currently in default; our ability to obtain waivers, cure or reach agreements with respect to defaults under loans to our ventures; our ability to repay or extend our Bank Credit Facility when it is due on December 2, 2010; risk of future obligations to fund guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; our ability to achieve anticipated savings from our cost reduction program; our ability to raise funds from capital sources; business conditions and market factors that could affect the value of our properties and therefore require further impairments of our assets; risk of early termination or non-renewal of our management agreements; risk of declining occupancies in existing communities or slower than expected leasing of new communities; changes in interest rates; the outcome of the U.S. Securities and Exchange Commission’s (“SEC”) investigation; the outcome of the HCP, Inc. litigation; the outcome of the Internal Revenue Service (“IRS”) audit of our tax returns for the tax years ended December 31, 2005 through 2008; competition and our response to pricing and promotional activities of our competitors; our ability to comply with government requirements and regulations; risk of new legislation or regulatory developments; unanticipated expenses; further downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general; risks associated with the ownership and operation of assisted living and independent living communities; and other risk factors detailed in our amended 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010 as amended on March 31, 2010, and as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

Operating Communities and Segments

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At March 31, 2010, we operated 365 communities, including 316 communities in the United States, 15 communities in Canada, seven communities in Germany and 27 communities in the United Kingdom, with a total unit capacity of approximately 36,600.

The following table summarizes our portfolio of operating communities:

	As of March 31, 2010	As of March 31, 2009	Percent Change
Total communities
Consolidated (owned or leased)	44	69	-36.2%
Consolidated Variable Interest Entity	1	1	0.0%
Unconsolidated Ventures	199	211	-5.7%
Managed	121	136	-11.0%

Total	365	417	-12.5%

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

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

Consolidated (Wholly Owned/Leased), which is the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.5 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively.

United Kingdom, which is the results from the development and management of Sunrise senior living communities in the United Kingdom.

Germany, which is the results from the management of nine (two of which are closed) Sunrise senior living communities in Germany. The operation of nine Sunrise senior living communities are included in discontinued operations.

2010 Developments

Our focus in 2010 is on: (1) operating high-quality assisted living and memory care communities in North America, Germany and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

As more fully discussed in Liquidity and Capital Resources, we continue to reduce our financial obligations and reach negotiated settlements with various creditors. We are unable to borrow additional funds under our Bank Credit Facility. We are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration of these obligations. We have been successful in reducing our exposure related to our German communities. However, we continue to have significant debt maturing in 2010 and 2011 and there can be no assurance that we will be able to extend this debt or obtain additional financing. Our consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt regarding our ability to continue as a going concern.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets, as appropriate, and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of these assets would be split equally between us and the lenders under the Bank Credit Facility.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 178 positions. We have recorded severance expense of $10.1 million as a result of the plan through March 31, 2010 and expect to record an additional $0.7 million during the remainder of 2010.

Results of Operations

Our results of operations for each of the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,		Variance 2010 vs. 2009	Percent Change 2010 vs. 2009	Favorable/ (Unfavorable)
(In thousands)	2010	2009
	(Unaudited)
Operating revenue:
Management fees	$29,361	$28,438	$923	3.2%	F
Resident fees for consolidated communities	88,856	86,272	2,584	3.0%	F
Ancillary fees	10,593	11,221	(628)	5.6%	U
Professional fees from development, marketing and other	2,102	6,725	(4,623)	68.7%	U
Reimbursed contract services	224,325	242,092	(17,767)	7.3%	U

Total operating revenue	355,237	374,748	(19,511)	5.2%	U

Operating expenses:
Community expense for consolidated communities	66,580	64,836	1,744	2.7%	U
Community lease expense	14,743	14,487	256	1.8%	U
Depreciation and amortization	8,504	13,868	(5,364)	38.7%	F
Ancillary expenses	9,800	10,361	(561)	5.4%	F
General and administrative	33,770	30,348	3,422	11.3%	U
Development expense	1,331	4,774	(3,443)	72.1%	F
Write-off of capitalized project costs	—	12,078	(12,078)	100.0%	F
Impairment of long-lived assets	700	—	700	N/A	U
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	58	1,257	(1,199)	95.4%	F
Restructuring costs	4,869	7,687	(2,818)	36.7%	F
Provision for doubtful accounts	1,119	8,907	(7,788)	87.4%	F
Loss on financial guarantees and other contracts	—	1,097	(1,097)	N/A	F
Reimbursable contract services	224,366	246,057	(21,691)	8.8%	F

Total operating expenses	365,840	415,757	(49,917)	12.0%	F

Loss from operations	(10,603)	(41,009)	30,406	74.1%	F
Other non-operating expense:
Interest income	367	735	(368)	50.1%	U
Interest expense	(2,136)	(2,658)	522	19.6%	F
Gain (loss) on investments	553	(1,305)	1,858	NM	F
Other income (expense)	1,097	(1,026)	2,123	NM	F

Total other non-operating expense	(119)	(4,254)	4,135	97.2%	F
Gain on the sale and development of real estate and equity interests	465	1,742	(1,277)	73.3%	U
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(1,513)	18,375	(19,888)	NM	U
Loss from investments accounted for under the profit sharing method	(2,518)	(3,812)	1,294	33.9%	F

Loss before (provision for) benefit from income taxes and discontinued operations	(14,288)	(28,958)	14,670	50.7%	F
(Provision for) benefit from income taxes	(440)	730	(1,170)	NM	U

Loss before discontinued operations	(14,728)	(28,228)	13,500	47.8%	F
Discontinued operations, net of tax	(738)	9,944	(10,682)	NM	U

Net loss	(15,466)	(18,284)	2,818	15.4%	F
Less: Net (income) loss attributable to noncontrolling interests	(551)	123	(674)	NM	U

Net loss attributable to common shareholders	$(16,017)	$(18,161)	$2,144	11.8%	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	For the Three Months Ended March 31, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$264,407	$(170)	$1,067	$88,968	$6,979	$417	$(6,431)	$355,237
Community expense	476	58	(99)	72,319	—	—	(6,174)	66,580
Development expense	44	1,238	—	3	46	—	—	1,331
Depreciation and amortization	454	429	—	4,389	95	18	3,119	8,504
Other operating expenses	257,409	338	1,251	14,786	5,507	1,436	7,998	288,725
Impairment of owned communities, land parcels and intangibles	—	700	—	—	—	—	—	700
Income (loss) from operations	6,024	(2,933)	(85)	(2,529)	1,331	(1,037)	(11,374)	(10,603)
Interest income	79	56	174	47	—	—	11	367
Interest expense	91	259	—	1,137	—	—	649	2,136
Foreign exchange gain/(loss)	—	—	—	1,615	(243)	19	—	1,391
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	602	—	—	—	(2,115)	(1,513)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	6,319	(5,499)	691	(2,181)	1,100	(1,113)	(13,605)	(14,288)

	For the Three Months Ended March 31, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$281,870	$3,446	$1,382	$86,266	$5,648	$390	$(4,254)	$374,748
Community expense	498	(213)	31	69,425	(4)	(208)	(4,693)	64,836
Development expense	(5)	3,933	838	—	561	57	(610)	4,774
Depreciation and amortization	5,285	383	90	4,251	65	24	3,770	13,868
Other operating expenses	281,962	19,405	2,537	15,313	2,697	941	9,424	332,279
Income (loss) from operations	(4,788)	(20,459)	(2,114)	(2,728)	1,252	(789)	(11,383)	(41,009)
Interest income	75	334	—	66	7	—	253	735
Interest expense	46	164	—	1,358	—	—	1,090	2,658
Foreign exchange gain/(loss)	—	—	—	(870)	266	(15)	—	(619)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	18,399	—	—	(16)	(8)	18,375

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(3,669)	(22,222)	16,284	(5,448)	1,404	(857)	(14,450)	(28,958)

Adjusted Income (Loss) from Ongoing Operations

Adjusted income (loss) from ongoing operations is a measure of operating performance that is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and should not be considered as a substitute for income/loss from operations or net income/loss. Adjusted income from ongoing operations is used by management to focus on cash generated from our ongoing operations and to help management assess if adjustments to current spending decisions are needed.

The following table reconciles adjusted income from ongoing operations to loss from operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Loss from operations	$(10,603)	$(41,009)
Non-cash expenses:
Depreciation and amortization	8,504	13,868
Write-off of capitalized project costs	—	12,078
Provision for doubtful accounts	1,119	8,907
Stock compensation	944	959
Impairment of long-lived assets	700	—

Income (loss) from operations after adjustment for non-cash expenses	664	(5,197)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	58	1,257
Restructuring costs	4,869	7,687

Adjusted income from ongoing operations	$5,591	$3,747

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Operating Revenue

Management fees

Management fees were $29.4 million in first quarter of 2010 compared to $28.4 million in the first quarter of 2009, an increase of $0.9 million or 3.2%. This increase was primarily comprised of:

•	$1.9 million increase related to international communities;

•	$1.9 million increase from communities in the lease-up phase; partially offset by

•	$2.1 million decrease as a result of terminated management contracts;

Resident fees for consolidated communities

Resident fees for consolidated communities were $88.9 million in first quarter of 2010 compared to $86.3 million in the first quarter of 2009, an increase of $2.6 million or 3.0%. This increase was primarily comprised of:

•	$2.0 million from increases in average daily rates;

•	$2.0 million from increases of one domestic and three Canadian communities in the lease up phase; partially offset by

•	$1.4 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months Ended March 31,
(In millions)	2010	2009
New York Health Care Services	$9.8	$9.2
Fountains Health Care Services	0.8	1.3
International Health Care Services	—	0.7

	$10.6	$11.2

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $2.1 million in first quarter of 2010 compared to $6.7 million in the first quarter of 2009, a decrease of $4.6 million or 68.7%. This decrease was primarily comprised of:

•	$1.2 million decrease in international fees; and

•	$3.4 million decrease from domestic design and development fees from the reduction of domestic projects from 13 communities in 2009 to none in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $224.3 million in the first quarter of 2010 compared to $242.1 million in the first quarter of 2009. The decrease of 7.3% was due primarily to 25 fewer managed communities in the first quarter of 2010 than the first quarter of 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $66.6 million in first quarter of 2010 compared to $64.8 million in the first quarter of 2009, an increase of $1.8 million or 2.7%. This increase was primarily comprised of:

•	$1.2 million increase from higher expenses in existing communities;

•	$1.0 million increase from the addition of three Canadian communities and one domestic community; partially offset by

•	$0.4 million from reduced insurance premiums.

Community lease

Community lease expense increased $0.3 million primarily related to an increase in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $8.5 million in the first quarter of 2010 and $13.9 million in the first quarter of 2009, a decrease of $5.4 million. The change in depreciation and amortization expense primarily related to $4.9 million of additional amortization expense in the first quarter of 2009 as a result of a change in the estimated lives of certain management contracts.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months Ended March 31,
(In millions)	2010	2009
New York Health Care Services	$9.1	$8.5
Fountains Health Care Services	0.7	1.2
International Health Care Services	—	0.7

	$9.8	$10.4

General, administrative and venture expense

General and administrative expenses was $33.7 million in first quarter of 2010 compared to $30.3 million in the first quarter of 2009, an increase of $3.4 million or 11.3%. This increase was primarily comprised of:

•	$5.9 million increase related to legal expenses associated with the HCP litigation.

•	$1.3 million increase related to our executive deferred compensation plan;

•	$0.5 million increase related to directors and officers insurance;

•	$2.0 million decrease in salaries and bonus as result of our cost reduction program resulting in the elimination of 129 positions from the end of the first quarter of 2009;

•	$1.5 million decrease in general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help; and

•	$1.0 million decrease in bonus expense related to one of our ventures.

Development expense

Development expense was $1.3 million in first quarter of 2010 compared to $4.8 million in the first quarter of 2009, a decrease of $3.4 million or 72.1%. This decrease was due to all communities previously under development were opened or abandoned in 2009 and the costs in 2010 relate to the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $12.1 million of costs written off in the first quarter of 2009.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation was $0.1 million in the first quarter of 2010 compared to $1.3 million in the first quarter of 2009. We continue to incur minimal legal fees and related expenses in connection with the SEC investigation. The stockholder litigation was settled in the second quarter of 2009.

Restructuring costs

Costs associated with our 2008 and corporate 2009 restructuring plans were $4.9 million in the first quarter of 2010 and $7.7 million in the first quarter of 2009.

Provision for doubtful accounts

The provision for doubtful accounts decreased to $1.1 million during the first quarter of 2010 compared to $8.9 million during the first quarter of 2009 primarily due to reserves in 2009 of $8.0 million related to advances to a venture and operating deficit guarantee for Aston Gardens.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $1.1 million for the first quarter of 2009 related to construction cost overrun guarantees on a condominium project.

Impairment of long-lived assets

Impairment of long-lived assets was $0.7 million in the first quarter 2010 relating to two land parcels and one ceased development project. There were no impairment charges in the first quarter of 2009.

Costs incurred on behalf of managed communities

Cost incurred on behalf of managed communities were $224.4 million in the first quarter of 2010 compared to $246.1 million in the first quarter of 2009. The decrease of 8.8% was due primarily to 25 fewer managed communities in the first quarter of 2010 than the first quarter of 2009.

Other Non-Operating Income and Expense

Total other non-operating expense was $(0.1) million and $(4.3) million for the first quarter of 2010 and 2009, respectively. The decrease in other non-operating expense was primarily due to:

•	$0.4 million decrease in interest income;

•	$0.5 million decrease in interest expense;

•	$0.6 million unrealized gain compared to a $(1.3) unrealized loss on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•

$1.4 million for net foreign exchange gains in 2010 comprised of the $1.6 million of gain related to the Canadian dollar and $(0.2) million of losses related to the British pound, respectively, compared to $(0.6) million of net foreign exchange losses in 2009 comprised of $(0.9) million of loss related to the Canadian dollar and $0.3 million of gain related to the British pound.

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $0.5 million and $1.7 million for the first quarter of 2010 and 2009, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended March 31,
(in millions)	2010	2009
Sunrise’s share of losses in unconsolidated communities	$2.4	$16.7
Return on investment in unconsolidated communities	2.3	2.8
Impairment of equity investments	(6.2)	(1.1)

	$(1.5)	$18.4

The decrease in our share of income in unconsolidated communities of $14.3 million was primarily due to our UK venture, in which we have a 20% interest, selling two communities and three communities to a venture in which we have a 10% interest for the three months ended March 31, 2010 and 2009, respectively. As a result of the sales, the venture recorded a gain of which we recognized $4.6 million and $19.0 million for our equity interest in the earnings for the three months ended March 31, 2010 and 2009, respectively.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $0.9 million lower in 2010 than 2009. During the first three months of 2010, the expiration of contractual obligations resulted in the recognition of $0.3 million of gain.

We have one cost method investment in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million. At March 31, 2010, the carrying amount of our cost method investment is zero. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million in the first quarter of 2010.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $2.5 million and $3.8 million for the first quarter of 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(0.4) million and $0.7 million for the first quarter of 2010 and 2009, respectively. Our effective tax (rate) benefit was (2.8)% and 2.5% for the first quarter of 2010 and 2009, respectively. As of March 31, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consists of our German communities which we are marketing for sale, two communities sold in the first quarter of 2010, our Greystone subsidiary sold in the first quarter of 2009, 22 communities sold in 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008 and one closed community in 2009.

Germany’s loss included in discontinued operations was $(5.8) million and $(8.5) million for the first quarter of 2010 and 2009, respectively.

Segment Analysis – First Quarter 2010 to First Quarter 2009

Overview

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers. We continue to evaluate our business and our presentation of the various segments that comprise our business. Accordingly, in the future we may change and/or refine our operating segments to present meaningful information to our chief operating decision makers.

The following analysis compares the first quarter 2010 operating results of our segments to the first quarter 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of revenue and expenses from our New York Dignity and Fountains Home Health operations and reimbursed costs incurred on behalf of managed communities. Revenue was $264.4 million in 2010 compared to $281.9 million in 2009, a decrease of $17.5 million or 6.2% due primarily to a decrease in the number of communities managed. Operating expenses were $258.4 million in 2010 compared to $287.7 million in 2009, a decrease of $29.3 million or 10.2%. The decrease in expenses was primarily due to a decrease in the number of communities managed.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. The loss from this segment decreased $16.7 million in the first quarter of 2010 from 2009 due to the cessation of all development activity with only trailing revenue and expenses recognized in 2010. There were no communities under development at the end of the first quarter of 2010.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of transaction fees and associated expenses from our equity method investments. The decrease of $15.6 million in income from this segment in the first quarter of 2010 compared to the first quarter of 2009 relates primarily to a decrease in gain recognized in a venture in the United Kingdom partially offset by the impairment of an investment of $5.5 million.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $89.0 million in 2010 compared to $86.3 million in 2009, an increase of $2.7 million or 3.1%. The increase was due to an increase in the average daily rate, partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our communities. Operating expense was $91.5 million in 2010 compared to $89.0 million in 2009, an increase of $2.5 million or 2.8%. This increase was due primarily to higher costs at existing communities and four additional communities in 2010.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s income was relatively flat for the first quarter of 2010 compared to 2009 due to the decrease in development activities.

German Management Company

German Management Company’s net loss was relatively flat for the first quarter of 2010 compared to 2009 as the management of the operations of the German communities, which are included in discontinued operations, did not substantially change year over year.

Unallocated Corporate and Eliminations

Net loss from the Unallocated Corporate and Eliminations segment did not substantially change in the first quarter of 2010 compared to 2009. Overhead cost reductions were offset by legal fees associated with the HCP litigation discussed in Note 10.

Liquidity and Capital Resources

Overview

We had $46.5 million and $39.3 million of unrestricted cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility. As a result, we have financed our operations primarily with cash generated from operations and sales of assets. We believe that our operations and sales of assets will generate sufficient cash to meet our obligations until December 2, 2010.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of these assets would be split equally between us and the lenders under the Bank Credit Facility. In February 2010, we sold two operating properties for approximately $10.8 million resulting in a gain of approximately $4.0 million. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in February 2011. The properties were part of the liquidating trust held as collateral for the electing lenders and all proceeds from the sale are to be distributed to the electing lenders upon execution of the definitive documentation for the restructuring of the German debt.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next nine months. We have undertaken efforts to reduce expenses and preserve liquidity including; (i) significantly reducing operating costs; (ii) seeking to restructure the terms of our indebtedness including extension of scheduled maturity dates; and (iii) pursuing sales of selected assets. No assurance can be given that we will be successful in achieving any of these efforts.

Debt

At March 31, 2010 and December 31, 2009, we had $424.2 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 3.18% and 2.87%, respectively, as follows (in thousands):

	March 31, 2010	December 31, 2009
Community mortgages	$113,780	$112,660
German communities (1)	187,149	198,680
Bank Credit Facility	33,431	33,728
Land loans	28,327	33,327
Other	25,557	25,557
Variable interest entity	22,870	23,225
Margin loan (auction rate securities)	13,110	13,042

	$424,224	$440,219

(1)	The face amount of the debt related to the German communities was $200.4 million at March 31, 2010. Excludes $11.9 million of accrued interest on the German debt as of March 31, 2010 which is reflected in Liabilities associated with German assets held for sale on our consolidated balance sheet.

Of the outstanding debt we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $422.8 million of variable rate debt with a weighted average interest rate of 3.17%.

Along with contractual maturities due in 2010, debt that is in default is also reflected in current portion of long term debt. Debt that is in default at March 31, 2010 consists of the following (in thousands):

March 31, 2010
German communities	$187,149
Community mortgages	566
Variable interest entity	22,870
Land loans	5,200
Other	25,557

$241,342

The German debt was in default as of March 31, 2010 as we stopped paying monthly principal and interest payments in 2009. The remaining debt is in default as we have failed to comply with various financial covenants. See below for update on status of German debt, subsequent to March 31, 2010. We are working with our lenders to either re-schedule certain of these obligations or obtain waivers.

For debt that is not in default, we have scheduled debt maturities as of March 31, 2010 as follows (in thousands):

	2nd Qtr. 2010	3rd Qtr. 2010	4th Qtr. 2010	Thereafter	Total
Bank Credit Facility	$—	$—	$33,431	$—	$33,431
Community mortgages	43,010	—	34,406	35,798	113,214
Land loans	—	—	23,127	—	23,127
Margin loan (auction rate securities)	—	—	13,110	—	13,110

	$43,010	$—	$104,074	$35,798	$182,882

Germany Venture

We own nine communities (two of which have been closed) in Germany. At March 31, 2010, the debt related to these communities had partial recourse to us as the debt for four of the communities of €50.0 million ($67.3 million at March 31, 2010), had a stipulated release price for each community. With respect to the remaining five communities, we had provided guarantees to the lenders for the payment of the monthly interest payments and principal amortization and operating shortfalls until the maturity dates of the loans. As a result of the violation of a covenant in one of the loan documents, one of the lenders has asserted that we are effectively obligated to repay a portion of the principal at this time. However, in connection with the German debt restructuring, we have settled with this lender. The face amount of the total debt related to the German communities, excluding accrued but unpaid interest, at March 31, 2010 is $200.4 million. We also had accrued interest of $11.9 million and $10.5 million at March 31, 2010 and December 31, 2009, respectively, related to this debt.

At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default of the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements stipulated that neither party will commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we expect to recognize a gain of approximately $40 million in connection with the closing of this transaction. The detail of this transaction is outlined below. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We have issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. This amount is reflected as a deposit on our consolidated balance sheets at March 31, 2010. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $49.6 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments.

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

In addition to the restructuring agreement, in the first quarter of 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provides that 90 days after the payment date, we will be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we will be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse will be limited to the assets owned by the German subsidiaries. During the third quarter of 2010, we expect to record a gain of approximately $2 million in connection with this transaction.

In April 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. The settlement provides that we are released from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon the execution of the agreement, the lender’s recourse, with respect to the community mortgage, will be limited to the assets owed by the German subsidiaries. In exchange for the release of these obligations, we have agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount due immediately. In the second quarter of 2010, we expect to record a gain of approximately $8 million in connection with this transaction.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in the first quarter of 2010. During the first quarter of 2010, we recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Mortgage Financing

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) provided for an additional $5.0 principal payment on or before July 31, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders.

Other

Sunrise ventures have total debt of $3.7 billion with near-term scheduled debt maturities of $0.6 billion in 2010. Of this $3.7 billion of debt, there is long-term debt that is in default of $1.0 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit guarantees to the lenders or ventures. We have operating deficit or completion guarantee agreements with respect to ventures in which we are obligated for total debt of $0.8 billion or 22% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness. We have non-controlling interests in these ventures.

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

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2009.

Guarantees

See Note 10, Commitments and Contingencies, for a discussion of other guarantees outstanding at March 31, 2010.

Cash Flows

Net cash provided by (used in) operating activities was $16.0 million and $(0.9) million for the three months ended March 31, 2010 and 2009, respectively, an increase of $16.9 million. This change in cash provided by operations was primarily due to an increase in cash provided by working capital of $10.3 million and a reduction in cash used by discontinued operations of $2.1 million.

Net cash (used in) provided by investing activities was $(1.2) million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively, a decrease of $8.1 million. The change in cash provided by investing activities was primarily due to an increase in restricted cash of $9.8 million, an increase in net advances to communities under development of $15.4 million and an increase of $1.1 million for investments to unconsolidated communities offset by a reduction in capital expenditures of $4.4 million, proceeds from advance from an investment accounted for under the profit-sharing method of $4.5 million and $9.3 million increase in cash provided by discontinued operations.

Net cash used in financing activities was $(7.6) million and $(1.7) million for the three months ended March 31, 2010 and 2009, respectively, an increase of $5.9 million. This change was primarily due to an increase in net debt repayments of $5.1 million and an increase $1.2 million in cash used in discontinued operations.

Amendments to the Accounting Standards Codification

See Note 2, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification in the first three months of 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued amendments, which we do not expect or have not yet evaluated whether the new amendments will have a material impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Form 10-K as amended on March 31, 2010. Since the date of our 2009 Form 10-K as amended, there has been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk has not materially changed since December 31, 2009.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 10 to the condensed consolidated financial statements and is incorporated herein by reference.

There are no material proceedings as of March 31, 2010 to which any of our directors, officers or affiliates or beneficially own more than five percent of any class of our voting securities, or any associate of any of our directors, officers, affiliates or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May 2010.

SUNRISE SENIOR LIVING, INC. (Registrant)

/s/ JULIE A. PANGELINAN
Julie A. Pangelinan
Chief Financial Officer

/s/ C. MARC RICHARDS
C. Marc Richards
Chief Accounting Officer

INDEX OF EXHIBITS

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

4.1	Second Amendment, dated as of January 27, 2010, to the Rights Agreement, dated as of April 24, 2006, as amended as of November 19, 2008 between the Corporation and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1

10.1	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	February 19, 2010	10.1

10.2	Building Loan Agreement, dated April 10, 2008, by and between Sunrise Monterey Senior Living, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto, as lenders.	8-K	February 19, 2010	10.2

10.3	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	February 19, 2010	10.3

10.4	Settlement Agreement between Barclays Bank PLC and Sunrise Senior Living, Inc. dated as of April 29, 2010	8-K	May 3, 2010	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A	N/A	N/A

*	Filed herewith.