Form 10-Q
period 2010-06-30
SUNRISE SENIOR LIVING INC
filed 2010-08-05
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

There were 55,948,275 shares of the Registrant’s common stock outstanding at July 29, 2010.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,756	$39,283
Accounts receivable, net	32,933	37,304
Income taxes receivable	5,177	5,371
Due from unconsolidated communities	18,041	19,673
Deferred income taxes, net	5,810	23,862
Restricted cash	40,042	39,365
Assets held for sale	31,302	40,658
German assets held for sale	85,506	104,720
Prepaid expenses and other current assets	41,194	30,198

Total current assets	302,761	340,434
Property and equipment, net	270,585	288,056
Due from unconsolidated communities	5,796	13,178
Intangible assets, net	50,691	53,024
Investments in unconsolidated communities	60,861	64,971
Investments accounted for under the profit-sharing method	3,773	11,031
Restricted cash	102,803	110,402
Restricted investments in marketable securities	14,235	20,997
Other assets, net	9,770	8,496

Total assets	$821,275	$910,589

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$166,885	$207,811
Current maturities of notes payable	1,981	—
Outstanding draws on bank credit facility	25,531	33,728
Debt relating to German assets held for sale, at fair value as of June 30, 2010	71,913	180,262
Debt relating to German asset held for sale	11,736	18,418
Accounts payable and accrued expenses	158,437	138,032
Liabilities associated with German assets held for sale	2,838	12,632
Due to unconsolidated communities	2,346	2,180
Deferred revenue	4,360	5,364
Entrance fees	31,754	33,157
Self-insurance liabilities	41,742	41,975

Total current liabilities	519,523	673,559
Notes payable, less current maturities	3,499	—
Liquidating trust note payable, at fair value	42,387	—
Self-insurance liabilities	55,612	58,225
Deferred gains on the sale of real estate and deferred revenues	21,359	21,865
Deferred income tax liabilities	5,810	23,862
Other long-term liabilities, net	106,022	106,844

Total liabilities	754,212	884,355

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 55,948,275 and 55,752,217 shares issued and outstanding, net of 427,897 and 401,353 treasury shares, at June 30, 2010 and December 31, 2009, respectively	559	558
Additional paid-in capital	476,658	474,158
Retained loss	(430,660)	(460,971)
Accumulated other comprehensive income	16,106	8,302

Total stockholders’ equity	62,663	22,047

Noncontrolling interests	4,400	4,187

Total equity	67,063	26,234

Total liabilities and equity	$821,275	$910,589

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$24,163	$29,072	$52,770	$57,510
Buyout fees	12,717	—	13,471	—
Resident fees for consolidated communities	89,065	85,675	177,921	171,947
Ancillary fees	10,829	11,860	21,422	23,081
Professional fees from development, marketing and other	590	3,809	2,692	10,534
Reimbursed costs incurred on behalf of managed communities	211,768	229,256	436,093	471,348

Total operating revenues	349,132	359,672	704,369	734,420
Operating expenses:
Community expense for consolidated communities	66,463	65,444	133,043	130,280
Community lease expense	14,896	14,538	29,639	29,025
Depreciation and amortization	8,638	12,777	17,142	26,645
Ancillary expenses	10,146	11,141	19,946	21,502
General and administrative	28,647	29,631	62,417	59,979
Development expense	1,057	3,129	2,388	7,903
Write-off of capitalized project costs	—	1,417	—	13,495
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	301	1,176	359	2,433
Restructuring costs	5,159	9,236	10,028	16,923
Provision for doubtful accounts	735	1,987	1,854	10,894
Loss (gain) on financial guarantees and other contracts	310	(443)	310	654
Impairment of long-lived assets	2,659	9,215	3,359	9,215
Costs incurred on behalf of managed communities	210,775	231,930	435,141	477,987

Total operating expenses	349,786	391,178	715,626	806,935

Loss from operations	(654)	(31,506)	(11,257)	(72,515)
Other non-operating income (expense):
Interest income	243	119	610	854
Interest expense	(2,102)	(2,231)	(4,238)	(4,889)
Gain on investments	94	2,114	647	809
Gain on fair value of liquidating trust note	1,113	—	1,113	—
Other (expense) income	(1,890)	2,323	(793)	1,297

Total other non-operating (expense) income	(2,542)	2,325	(2,661)	(1,929)
Gain on the sale and development of real estate and equity interests	1,745	14,961	2,210	16,703
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(828)	(4,400)	(2,341)	13,975
Loss from investments accounted for under the profit-sharing method	(2,259)	(2,448)	(4,777)	(6,260)

Loss before (provision for) benefit from income taxes and discontinued operations	(4,538)	(21,068)	(18,826)	(50,026)
(Provision for) benefit from income taxes	(678)	1,936	(1,118)	2,666

Loss before discontinued operations	(5,216)	(19,132)	(19,944)	(47,360)
Discontinued operations, net of tax	51,973	(62,427)	51,235	(52,483)

Net income (loss)	46,757	(81,559)	31,291	(99,843)
Less: Net income attributable to noncontrolling interests	(429)	(229)	(980)	(106)

Net income (loss) attributable to common shareholders	$46,328	$(81,788)	$30,311	$(99,949)

Earnings per share data:
Basic net income (loss) per common share
Loss before discontinued operations	$(0.10)	$(0.38)	$(0.38)	$(0.94)
Discontinued operations, net of tax	0.93	(1.24)	0.92	(1.04)

Net income (loss)	$0.83	$(1.62)	$0.54	$(1.98)

Diluted net income (loss) per common share
Loss before discontinued operations	$(0.10)	$(0.38)	$(0.38)	$(0.94)
Discontinued operations, net of tax	0.91	(1.24)	0.91	(1.04)

Net income (loss)	$0.81	$(1.62)	$0.53	$(1.98)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
(In thousands)	(Unaudited)
Operating activities
Net income (loss)	$31,291	$(99,843)
Less: Net (income) loss from discontinued operations	(51,235)	52,483
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale and development of real estate and equity interests	(2,210)	(16,703)
Gain on fair value of liquidating trust notes	(1,113)	—
Loss from investments accounted for under the profit-sharing method	4,777	6,260
Gain on investments	(647)	(809)
Sunrise’s share of loss (earnings) and return on investment in unconsolidated communities	2,341	(13,975)
Loss on financial guarantees and other contracts	310	654
Distributions of earnings from unconsolidated communities	5,696	11,508
Provision for doubtful accounts	1,854	10,894
Provision for (benefit from) deferred income taxes	—	(2,595)
Depreciation and amortization	17,142	26,645
Amortization of financing costs, debt discount and guarantee liabilities	385	722
Write-off of capitalized project costs	—	13,495
Impairment of long-lived assets	3,359	9,215
Stock-based compensation	2,365	2,637
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,799	10,730
Due from unconsolidated communities	15,198	24,347
Prepaid expenses and other current assets	(24,269)	(13,054)
Captive insurance restricted cash	(3,750)	(861)
Other assets	(200)	23,007
Increase (decrease) in:
Accounts payable and accrued expenses	11,149	(31,033)
Entrance fees	(1,403)	(809)
Self-insurance liabilities	(2,704)	4,697
Deferred gains on the sale of real estate and deferred revenues	(760)	543
Net cash (used in) provided by discontinued operations	(3,254)	11,046

Net cash provided by operating activities	7,121	29,201

Investing activities
Capital expenditures	(4,370)	(14,784)
Net proceeds (advances) from investment accounted for under the profit-sharing method	1,443	(30)
Dispositions of assets	14,464	6,460
Change in restricted cash	11,236	2,851
Proceeds from short-term investments	7,470	500
Increase in advances to communities under development	—	(59,141)
Proceeds from advances to communities under development	1,430	72,169
Investments in unconsolidated communities	(4,179)	(4,634)
Net cash provided by discontinued operations	11,273	1,429

Net cash provided by investing activities	38,767	4,820

Financing activities
Net proceeds from exercised options	253	—
Additional borrowings of debt	1,166	3,614
Repayment of debt	(18,233)	(3,719)
Net repayments on Bank Credit Facility	(8,197)	(24,800)
Repayment of liquidating trust note	(11,483)	—
Financing costs paid	(753)	—
Distributions to noncontrolling interests	(767)	(688)
Net cash used in discontinued operations	(4,401)	(976)

Net cash used in financing activities	(42,415)	(26,569)

Net increase in cash and cash equivalents	3,473	7,452
Cash and cash equivalents at beginning of period	39,283	29,513

Cash and cash equivalents at end of period	$42,756	$36,965

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six months ended June 30, 2010 and 2009 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in our 2009 Form 10-K, as amended on March 31, 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We have reclassified certain amounts to conform with the current period presentation.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. We cannot borrow under the Bank Credit Facility (see Note 6) and we have significant debt maturing in 2010. We are seeking waivers with respect to all defaults and are seeking to reach negotiated settlements with our various creditors to preserve our liquidity and to enable us to continue operating. However, these conditions raise substantial doubt about our ability to continue as a going concern.

2. Amendments to the Accounting Standards Codification

In the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 requires an analysis to be performed to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 was effective for us January 1, 2010 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In the first six months of 2010, the FASB issued the following updates to the ASC, none of which either had or is expected to have a material impact on our reported consolidated financial position, results of operations or cash flows:

ASU 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, amends the Consolidation Topic and clarifies the guidance in the accounting for a decrease of ownership in a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity. ASU 2010-02 does not apply to sales of in substance real estate. Additional disclosures are required. These disclosures include the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement after deconsolidation or derecognition and whether the transaction that resulted in the deconsolidation of a subsidiary or derecognition of a group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. ASU 2010-02 was effective for us in the first quarter of 2010.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

ASU 2010-08, Technical Corrections to Various Topics, did not fundamentally change U.S. GAAP but included certain clarifications to the guidance on embedded derivative and hedging which may cause a change in the application of ASC Subtopic 815-15 – Derivative and Hedging – Embedded Derivatives. Some technical corrections were effective in the first quarter of 2010, although the majority of ASU 2010-08 was effective for us on April 1, 2010.

ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, requires the disclosure of subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us in the first quarter of 2010.

ASU 2010-13, Compensation – Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Security Trades, clarifies that a share-based payment award with an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that would require the share-based payment award to be classified as a liability. ASU 2010-13 will be effective for us on January 1, 2011.

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

Auction Rate Securities and Marketable Securities

The following table details the auction rate securities and marketable securities measured at fair value as of June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$11,863	$—	$—	$11,863
Marketable securities	2,372	2,372	—	—

	$14,235	$2,372	$—	$11,863

At June 30, 2010, we held investments in two Student Loan Auction-Rate Securities (“SLARS”), one with a face amount of $8.0 million and one with a face amount of $5.8 million, for a total of $13.8 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rates for these SLARS are reset every 7 to 35 days. The interest rates at June 30, 2010 ranged from 0.46% to 0.51%. Uncertainties in the credit markets have prevented us and other investors from liquidating auction rate securities through primary markets. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at June 30, 2010 was determined to be $11.9 million and we recorded unrealized and realized gains of $0.1 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 13% to 43% at June 30, 2010 with an average SLARS discount on closed deals of 20% at June 30, 2010.

The following table reconciles the beginning and ending balances for the auction rate securities using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

Auction Rate Securities
Beginning balance - 1/1/10	$18,686
Total gains	647
Sales	(7,120)
Redemptions	(350)

Ending balance - 6/30/10	$11,863

At June 30, 2010, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.4 million at June 30, 2010. The valuation was based on Level 1 inputs.

German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

German Assets Held for Sale

The German assets held for sale at June 30, 2010 consists of the following (in thousands):

June 30, 2010
Cash and cash equivalents	$688
Accounts receivable, net	2,509
Property and equipment, net	82,137
Prepaid and other assets	172

German assets held for sale	$85,506

Accounts payable and accrued expenses	$2,838

Assets Held for Sale

Other assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$25,524	$33,801
Closed community	2,514	2,514
Condominium units	3,264	4,343

Assets held for sale	$31,302	$40,658

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In the first six months of 2010, certain land parcels, a closed community and a condominium project were classified as assets held for sale. They are recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded impairment charges of $1.9 million and $2.2 million for the three and six months ended June 30, 2010, respectively, which are included in operating expenses under impairment of long-lived assets. Also, one land parcel classified as an asset held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale are not being met and the asset has been reclassified to held and used as of June 30, 2010. However, we continue to market the land parcel.

Assets Held and Used

For the three and six months ended June 30, 2010, we recorded impairment charges of $0.8 million and $1.2 million, respectively, for one operating community and certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Fair Value Measurements of German Assets Held for Sale, Assets Held for Sale and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded in the first six months of 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
German assets held for sale (1)	$76,078	$—	$—	$76,078	$(2,958)
Other assets held for sale	19,300	—	—	19,300	(2,123)
Assets held and used	16,112	—	—	16,112	(1,236)

	$111,490	$—	$—	$111,490	$(6,317)

(1)	Impairment charge reflected in discontinued operations

Debt

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$1,365	$322,567

Average Interest Rate	6.67%	3.60%

Estimated Fair Market Value	$1,365	$315,806

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2010.

We elected the fair value option to measure the financial liabilities associated with and originated from our restructuring of our German loans (refer to Note 6). The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

earnings. As of June 30, 2010, the restructured loans for eight of our nine German communities and the new notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was set to the estimated fair value applying certain data points to include the underlying value of the collateral as agreed to in the purchase and sale agreement. The loans are non-recourse to us and are secured only by the value of the underlying collateral.

		Fair Value Measurements at Reporting Date Using
Asset	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
German mortgage debt at fair value (1)	$71,913	$—	$—	$71,913	$91,226
Liquidating trust note, at fair value (2)	42,387	—	—	42,387	1,113

(1)	Gain reflected in discontinued operations.
(2)	Gain reflected in other income (expense).

The following table reconciles the beginning and ending balances for the German debt and the new note for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

	German Mortgage Debt	Liquidating Trust Note
Beginning balance - 1/1/10	$180,262	$—
New debt	—	54,983
Total gains	(91,226)	(1,113)
Interest accretion	2,353	—
Payments	—	(11,483)
Cumulative translation adjustment	(19,476)	—

Ending balance - 6/30/10	$71,913	$42,387

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. We have one cost method investment in a company in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities. At June 30, 2010, the carrying amount of our cost method investment is zero.

4. Investments in Unconsolidated Communities

We have one cost method investment in a company in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities. At June 30, 2010, the carrying amount of our cost method investment is zero.

During the second quarter of 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities in our consolidated statement of operations.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2010 under S-X Rule 3-09 (in thousands):

	Three months ended June 30, 2010
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$4,258	$895	$895

	Three Months ended June 30, 2009
	Total operating revenues	Net loss before provision for income taxes	Net loss
PS UK Investment (Jersey) LP	$2,433	$(2,831)	$(2,831)

	Six months ended June 30, 2010
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$9,088	$21,194	$21,194

	Six months ended June 30, 2009
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$5,754	$19,826	$19,826

The venture is treated as a partnership for income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable and accrued expenses	$37,550	$40,034
Accrued salaries and bonuses	46,392	24,738
Accrued employee health and other benefits	44,804	41,340
Accrued legal, audit and professional fees	6,520	3,999
Other accrued expenses	23,171	27,921

	$158,437	$138,032

6. Debt

At June 30, 2010 and December 31, 2009, we had $323.9 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 3.62% and 2.87%, respectively, as follows (in thousands):

	June 30, 2010	December 31, 2009
Community mortgages	$112,538	$112,660
German community mortgages, at fair value as of June 30, 2010 (1)	71,913	180,262
German community mortgage (1)	11,736	18,418
Liquidating trust notes, at fair value (1)	42,387	—
Bank Credit Facility	25,531	33,728
Land loans	23,827	33,327
Other (1)	5,480	25,557
Variable interest entity	22,870	23,225
Margin loan (auction rate securities)	7,650	13,042

	$323,932	$440,219

(1)	See below for further information regarding the debt related to the German communities and liquidating trust.

Of the outstanding debt at June 30, 2010, we had $1.3 million of fixed-rate debt with a weighted average interest rate of 6.67% and $322.6 million of variable rate debt with a weighted average interest rate of 3.60%. We also had $16.8 million of letters of credit outstanding under the Bank Credit Facility at June 30, 2010.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Along with contractual maturities due in 2010, debt that is in default is also reflected in the current portion of long term debt. Debt that is in default at June 30, 2010 consists of the following (in thousands):

June 30, 2010
Community mortgages (1)	$42,211
Variable interest entity	22,870
Land loans (2)	5,200

$70,281

(1)	$41.8 million of the community mortgage debt is collateralized by the underlying assets and the principal balance is non-recourse to us.
(2)	Amount paid off in July 2010 in connection with the sale of the underlying collateral.

For debt that is not in default, we have scheduled debt maturities as of June 30, 2010 as follows (in thousands):

	3rd Qtr. 2010	4th Qtr. 2010	Thereafter	Total
Bank Credit Facility	$—	$25,531	$—	$25,531
German community mortgages (1)	71,913	11,736	—	83,649
Community mortgages	99	34,208	36,020	70,327
Liquidating trust note	—	—	42,387	42,387
Other	330	660	4,490	5,480
Land loans	—	18,627	—	18,627
Margin loan (auction rate securities)	—	—	7,650	7,650

	$72,342	$90,762	$90,547	$253,651

(1)	Estimated maturity date based on restructuring and asset sales agreements.

In June 2010, we used $6.3 million of proceeds from the buyout of management contracts to pay down our Bank Credit Facility (see Note 7).

Germany Venture

We own nine communities (two of which have been closed) in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default of the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $49.6 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments. The electing lenders have received $11.5 million to date as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and originated from our restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of June 30, 2010, the restructured loans for eight of our nine German communities and the new notes for the liquidating trust are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was set to the estimated fair value applying certain data points to include the value of the underlying collateral as agreed to in the purchase and sale agreement. The restructured mortgages for the German communities are non-recourse to us and are secured only by the value of the underlying collateral.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale will be made for the account of our German lenders as contemplated by our restructuring agreements discussed herein. The aggregate purchase price is €60.8 million (approximately $74.5 million as of the signing date) which will be paid directly to the German lenders. The closing of the transaction is subject to certain conditions and shall occur on the last business day of the month during which the conditions have been met and, in any event, no earlier than on August 31, 2010. Either party will be entitled to terminate the agreement after November 2, 2010, if the conditions have not been fulfilled by that date.

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

In April 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. The settlement provides that we are released from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, will be limited to the assets owned by the German subsidiaries. In exchange for the release of these obligations, we have agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount due at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.5 million on the consolidated balance sheet will be accreted to the note’s stated amount over the remaining term of the note. In the second quarter of 2010, we recorded a gain of approximately $8 million in connection with this transaction which is included in discontinued operations.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Mortgage Financing

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders.

Other

Sunrise ventures have total debt of $3.6 billion with near-term scheduled debt maturities of $0.4 billion in 2010. Of this $3.6 billion of debt, there is $1.0 billion of long-term debt that is in default as of June 30, 2010. Subsequent to June 30, 2010, we have obtained default waivers on some of the debt that was in default as of June 30, 2010. As of July 31, 2010, long-term debt in default totaled $0.6 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit guarantees to the lenders or ventures. We have operating deficit agreements with respect to ventures in which we are obligated for total debt of $0.9 billion or 25% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

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

7. Buyout of Management Contracts and Settlement of Management Agreement Disputes

Buyout of Management Contracts

In June 2010, a property owner bought out four management contracts for which we were the manager. We recognized $12.5 million in buyout fees in connection with this transaction. We also wrote off the remaining $0.9 million unamortized management contract intangible asset. We used $6.3 million of the proceeds to pay down our Bank Credit Facility.

Settlement of Management Agreement Disputes

In June 2010, we reached an agreement to settle certain management agreement disputes with one of our venture partners and recorded a $2.8 million charge related to this settlement in 2010. This charge is reflected as a reduction to management fee income in our consolidated statement of operations.

8. Gains on the Sale of Real Estate

During the first six months of 2010, we sold two operating properties and two land parcels for approximately $14.0 million and we recognized a net gain of approximately $3.7 million. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. Of the $3.7 million net gain, $4.0 million is reflected in discontinued operations in our consolidated statements of operations. These properties and land parcels were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the proceeds from the sale were distributed to the electing lenders and reduced the principal balance of our restructure note by $10.7 million. In addition, we sold a land parcel that was not contributed to the liquidating trust for $4.7 million and used the proceeds to pay off the related mortgage debt. Remaining gains of $2.0 million and $2.5 million for the three and six months ended June 30, 2010, respectively, primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9. Income Taxes

The (provision for) benefit from income taxes related to continuing operations was $(0.7) million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $(1.1) million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (14.9)% and 9.2% for the three months ended June 30, 2010 and 2009, respectively, and (5.9)% and 5.3% for the six months ended June 30, 2010 and 2009, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. As of June 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case will not be officially closed until the IRS completes their review of the field agents’ assessments.

10. Stock-Based Compensation

In March 2010, we granted five employees non-qualified stock options to purchase 115,000 shares of common stock at a price of $4.61. One-third of the options vest yearly beginning in 2011.

In May 2010, we granted seven employees non-qualified stock options to purchase 105,000 shares of common stock at a price of $5.13. One-third of the options vest yearly beginning in 2011. In addition, 25,000 shares of unrestricted stock were issued at a price of $5.13.

In May 2010, we accelerated the vesting of a former executive’s stock options and restricted stock per the terms of his separation agreement. Upon termination, 3,000 shares of restricted stock and 91,324 options vested. The options expire 12 months after the termination of employment. We recorded non-cash compensation expense of $0.3 million as a result of the vesting acceleration.

11. Commitments and Contingencies

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

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at June 30, 2010 and fundings during 2010 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at June 30, 2010	ASC Contingencies Topic Liability for Future Fundings at June 30, 2010	Total Liability for Future Fundings at June 30, 2010	Fundingsfrom January 1, 2010 through June 30, 2010
Operating deficit	Uncapped	$151	$500	$651	$—

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a partially developed condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our investment carrying value at June 30, 2010 was $3.8

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

million for the two ventures. We recorded a loss of $2.3 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and $4.8 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively. We are also obligated to fund operating shortfalls. The weak real estate market in the Washington, D.C. area has resulted in lower condominium sales than forecasted and we have funded $4.3 million under the guarantees through June 30, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. We are in discussions with the lender on these matters.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $7.4 million at June 30, 2010). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.2 billion at June 30, 2010. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At June 30, 2010, the remaining liability under this obligation is $40.6 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

HCP

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints allege monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties with annual management fees of approximately $25.4 million in 2008, $25.9 million in 2009 and $13.1 million for the first six months of 2010. We have $17.8 million of unamortized management contract intangibles relating to these contracts. In each case, the plaintiffs include (a) the HCP affiliates that own various assisted living community properties that are managed by Sunrise, and (b) certain tenant entities alleged to be independent from HCP that lease those properties from HCP affiliates and have management agreements with Sunrise. The complaints assert claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints seek equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees. Plaintiffs filed a motion to expedite the proceedings. Following briefing by the parties, the Delaware Court of Chancery on July 9, 2009 denied the plaintiff’s motion. On August 17, 2009, Sunrise answered the complaints in Delaware and asserted counterclaims. Discovery is ongoing and no trial date has been set.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia (the “Virginia action”). On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims. On April 30, 2010, the U.S. District Court for the Eastern District of Virginia made an oral ruling in which the court stated that it would enter judgment in favor of Sunrise on claims brought by HCP with respect to management agreements under which we manage four assisted living communities owned by HCP. The court also stated that it would dismiss our counterclaim against HCP. The court will issue an appropriate order in due course. On May 28, 2010, HCP filed its Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Court’s April 30, 2010 order. On June 10, 2010, Sunrise filed its Notice of Cross-Appeal.

IRS Audit

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case will not be officially closed until the IRS completes their review of the field agents’ assessments.

SEC Investigation

In 2006, we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. On July 23, 2010, we announced that we had reached a settlement with the SEC relating to the SEC’s investigation of us. Under the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint (United States Securities and Exchange Commission vs. Sunrise Senior Living, Inc., Larry E. Hulse and Kenneth J. Abod (case no. 1:10-cv-01247), which the SEC filed in the United States District Court for the District of Columbia on July 23, 2010), to the entry of a judgment permanently enjoining us from violating the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934. The SEC did not impose monetary penalties against us. The SEC indicated that the terms of the settlement with us reflect credit given to us for our substantial assistance in the investigation. The SEC’s complaint includes allegations with respect to our financial reporting during the relevant period from 2003 through 2005 relating to certain accrual and reserve accounts. Messrs. Hulse and Abod, two of our former officers, also reached settlements with the SEC without admitting or denying the allegations against them in the complaint. We believe the SEC will not be taking action against any other directors, officers or employees in these matters. Both the SEC and we have agreed to this settlement and it is subject to approval by the United States District Court for the District of Columbia.

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

12. Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 181 positions in overhead and development, primarily in our McLean, Virginia headquarters, associated with this program. We have recorded severance charges related to this program of $60,000 and $0.7 million in the second quarter of 2010 and 2009, respectively, and $0.1 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. Primarily all of the restructuring charges are reflected in our domestic segments.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 244 positions. We have recorded severance expense of $11.7 million as a result of the plan through June 30, 2010 and expect to record an additional $0.4 million during the remainder of 2010.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In January 2010, we announced the termination of the employment of Daniel J. Schwartz, our Senior Vice President, North American Operations, effective as of May 31, 2010. Mr. Schwartz will receive the severance payments and benefits payable to him pursuant to his employment agreement upon termination of his employment, except that in lieu of a lump sum cash severance payment equal to two years’ base salary and 75% of his target bonus amount (based on his base salary of $0.4 million and target bonus of 100% of base salary), Mr. Schwartz will receive such cash severance payment in the form of equal monthly installments of 1/24th of the total cash severance amount commencing July 2010 and continuing until December 2010, and the remaining balance to be paid in a lump sum on December 31, 2010.

The following table reflects the activity related to our severance and restructuring plans during 2010:

(in thousands)	Liability at January 1, 2010	Additional Charges	Adjustments	Cash Payments and Other Settlements	Liability at June 30, 2010
Severance	$1,953	$3,481	$—	$(3,006)	$2,428
CEO retirement compensation	1,078	27	—	—	1,105
Professional fees	—	6,520	—	(6,520)	—
Lease termination costs	3,556	—	—	(396)	3,160

	$6,587	$10,028	$—	$(9,922)	$6,693

Included in the above table is legal and professional fees of $6.5 million relating to corporate restructuring.

13. Discontinued Operations

Discontinued operations consist primarily of our German communities, eight of which are under contract for sale, two communities which were sold in the first quarter of 2010, 22 communities which were sold in 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community which was closed in 2009 and our Greystone subsidiary which was sold in 2009. The following amounts related to those communities and businesses have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$7,426	$29,395	$15,954	$63,542
Expenses	(9,748)	(33,836)	(25,194)	(79,630)
Impairment of long-lived assets	(2,081)	(68,239)	(2,958)	(68,239)
Other income	—	8,302	—	8,302
Gain on sale	2,328	—	9,385	23,748
Gain on German debt restructuring	51,969	—	51,969	—
Gain on fair value of German mortgage debt	2,079	—	2,079	—
Income taxes	—	1,951	—	(206)

Income (loss) from discontinued operations	$51,973	$(62,427)	$51,235	$(52,483)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

14. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended
	June 30,
	2010	2009
Income (loss) attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(5,645)	$(19,361)
Income (loss) from discontinued operations, net of noncontrolling interests	51,973	(62,427)

Net income (loss)	$46,328	$(81,788)

Weighted-average shares outstanding - basic	55,779	50,620
Effect of dilutive securities - Employee stock options and restricted stock	1,516	—

Weighted-average shares outstanding - diluted	57,295	50,620

Basic net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.10)	$(0.38)
Income (loss) from discontinued operations, net of noncontrolling interests	0.93	(1.24)

Net income (loss) per share attributable to common shareholders	$0.83	$(1.62)

Diluted net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.10)	$(0.38)
Income (loss) from discontinued operations, net of noncontrolling interests	0.91	(1.24)

Net income (loss) per share attributable to common shareholders	$0.81	$(1.62)

	For the Six Months Ended June 30,
	2010	2009
Income (loss) attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(20,924)	$(47,652)
Income (loss) from discontinued operations, net of noncontrolling interests	51,235	(52,297)

Net income (loss)	$30,311	$(99,949)

Weighted-average shares outstanding - basic	55,709	50,589
Effect of dilutive securities - Employee stock options and restricted stock	1,472	—

Weighted-average shares outstanding - diluted	57,181	50,589

Basic net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.38)	$(0.94)
Income (loss) from discontinued operations, net of noncontrolling interests	0.92	(1.04)

Net income (loss) per share attributable to common shareholders	$0.54	$(1.98)

Diluted net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.38)	$(0.94)
Income (loss) from discontinued operations, net of noncontrolling interests	0.91	(1.04)

Net income (loss) per share attributable to common shareholders	$0.53	$(1.98)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 4,856,703 and 4,793,260 for the three and six months ended June 30, 2009, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

15. Information about Sunrise’s Segments

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management: management of third party, joint venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development: development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments: our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased): operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.5 million and $6.9 million for the three months ended June 30, 2010 and 2009, respectively, and $11.0 million and $13.7 million for the six months ended June 30, 2010 and 2009, respectively.

United Kingdom: development and management of Sunrise senior living communities in the United Kingdom.

Germany: management of nine (two of which are closed) Sunrise senior living communities in Germany. The operation of nine Sunrise senior living communities are included in discontinued operations.

Segment results are as follows (in thousands):

	For the Three Months Ended June 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$260,258	$(148)	$75	$88,923	$6,082	$378	$(6,436)	$349,132
Community expense	394	36	140	71,758	(4)	—	(5,861)	66,463
Development expense	8	993	—	2	53	1	—	1,057
Depreciation and amortization	1,326	428	—	4,446	60	14	2,364	8,638
Other operating expenses	238,626	495	1,416	15,438	5,110	489	9,395	270,969
Impairment of owned communities, land parcels and intangibles	—	1,833	—	826	—	—	—	2,659
Income (loss) from operations	19,904	(3,933)	(1,481)	(3,547)	863	(126)	(12,334)	(654)
Interest income	80	118	66	41	(76)	—	14	243
Interest expense	97	253	—	1,227	—	—	525	2,102
Foreign exchange gain/(loss)	—	—	—	(1,540)	100	517	—	(923)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(828)	—	—	—	—	(828)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	20,891	(5,615)	(2,243)	(6,441)	591	392	(12,113)	(4,538)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	For the Three Months Ended June 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$270,563	$2,401	$78	$85,593	$7,741	$450	$(7,154)	$359,672
Community expense	784	113	(4)	68,971	36	22	(4,478)	65,444
Development expense	(211)	3,126	117	37	568	63	(571)	3,129
Depreciation and amortization	3,660	701	(90)	4,494	69	30	3,913	12,777
Other operating expenses	263,865	12,015	1,109	14,946	7,531	1,505	8,857	309,828
Income (loss) from operations	2,465	(13,554)	(1,054)	(2,855)	(463)	(1,170)	(14,875)	(31,506)
Interest income	49	438	—	56	—	6	(430)	119
Interest expense	—	264	—	1,071	—	13	883	2,231
Foreign exchange gain/(loss)	—	—	—	2,720	(641)	(4)	—	2,075
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,400)	—	—	—	—	(4,400)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,521	(1,857)	(5,454)	(1,125)	(1,339)	(1,282)	(13,532)	(21,068)

	For the Six Months Ended June 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$524,665	$(318)	$1,142	$177,891	$13,061	$795	$(12,867)	$704,369
Community expense	870	94	41	144,077	(4)	—	(12,035)	133,043
Development expense	52	2,231	—	5	99	1	—	2,388
Depreciation and amortization	1,780	857	—	8,835	155	32	5,483	17,142
Other operating expenses	496,035	833	2,667	30,224	10,617	1,925	17,393	559,694
Impairment of owned communities, land parcels and intangibles	—	2,533	—	826	—	—	—	3,359
Income (loss) from operations	25,928	(6,866)	(1,566)	(6,076)	2,194	(1,163)	(23,708)	(11,257)
Interest income	159	174	240	88	(76)	—	25	610
Interest expense	188	512	—	2,364	—	—	1,174	4,238
Foreign exchange gain/(loss)	—	—	—	75	(143)	536	—	468
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(2,341)	—	—	—	—	(2,341)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	27,210	(11,114)	(3,667)	(8,622)	1,691	(721)	(23,603)	(18,826)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	For the Six Months Ended June 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$552,433	$5,847	$1,460	$171,859	$13,389	$840	$(11,408)	$734,420
Community expense	1,282	(100)	27	138,396	32	(186)	(9,171)	130,280
Development expense	(216)	7,059	955	37	1,129	120	(1,181)	7,903
Depreciation and amortization	8,945	1,084	—	8,745	134	54	7,683	26,645
Other operating expenses	544,746	31,420	3,646	30,259	11,305	2,446	18,285	642,107
Income (loss) from operations	(2,324)	(33,616)	(3,168)	(5,578)	789	(1,594)	(27,024)	(72,515)
Interest income	124	772	—	122	7	6	(177)	854
Interest expense	46	428	—	2,429	—	13	1,973	4,889
Foreign exchange gain/(loss)	—	—	—	1,850	(375)	(19)	—	1,456
Sunrise’s share of income and return on investment in unconsolidated communities	—	—	13,975	—	—	—	—	13,975

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(148)	(23,682)	10,806	(6,573)	65	(1,758)	(28,736)	(50,026)

16. Comprehensive Income (Loss) and Capital Structure

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$46,328	$(81,788)	$30,311	$(99,949)
Foreign currency translation adjustment	1,913	(1,495)	7,742	38
Equity interest in investees’ other comprehensive income	940	7,460	143	6,725
Unrealized loss on investments	(168)	—	(81)	—

Comprehensive income (loss)	49,013	(75,823)	38,115	(93,186)

Comprehensive income attributable to noncontrolling interest -
Unrealized loss on investments	168	—	81	—

Comprehensive income (loss) attributable to common shareholders	$49,181	$(75,823)	$38,196	$(93,186)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income(Loss)	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2009	55,752	$558	$474,158	$(460,971)	$8,302	$4,187
Net income	—	—	—	30,311	—	980
Foreign currency translation, net of tax	—	—	—	—	7,742	—
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	143	—
Unrealized loss on investments	—	—	—	—	(81)	—
Issuance of restricted stock	25	—	—	—	—	—
Exercise of stock options	198	1	251	—	—	—
Forfeiture of restricted stock	(27)	—	(116)	—	—	—
Stock compensation expense	—	—	2,365	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(767)

Balance at June 30, 2010	55,948	$559	$476,658	$(430,660)	$16,106	$4,400

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

17. Supplemental Cash Flow Information

Interest paid was $3.6 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively. Interest capitalized was zero and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Income taxes refunded was $28,000 and $23.9 million for the six months ended June 30, 2010 and 2009, respectively.

Refer to Note 6 regarding the restructure of our German debt.

18. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At June 30, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $17.7 million and $18.1 million, respectively, of net property and equipment and debt of $22.9 million and $23.2 million, respectively, in our June 30, 2010 and December 31, 2009 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of June 30, 2010 and December 31, 2009, we guaranteed $21.5 million and $21.9 million, respectively, of the bonds. The entity has failed the debt service coverage ratio related to the bonds. Management fees earned by us were $0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.2 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and $4.9 and $5.9 million for the six months ended June 30, 2010 and 2009, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $43,613 and $40,106 for the three months ended June 30, 2010 and 2009, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.3 million and $6.1 million at June 30, 2010 and December 31, 2009, respectively. These amounts are eliminated in our consolidated financial statements.

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

VIEs Where Sunrise Is Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party to purchase six communities from our first U.K. development venture. The entity was financed with £187.6 million of debt. The venture also entered into a firm commitment to purchase 11 additional communities from our first U.K. development venture. As of June 30, 2010, the venture has 17 operating communities in the U.K. Our equity investment in the venture is zero at June 30, 2010. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.6 million due from the venture. Our maximum exposure to loss is our equity investment which is zero. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

This VIE where we are not the primary beneficiary is a limited partnership in which the general partner (“GP”) is owned by our venture partner and us in proportion to our equity investment of 90% and 10%, respectively. The GP is supervised and managed under a board of directors and all of the powers of the GP are vested in the board of directors. The board of directors is made up of six directors. Four directors are appointed by our venture partner and two directors are appointed by us. Actions that require the approval of the board of directors include approval and amendment of the annual operating budget. Material decisions, such as the sale of any facility, require 75% of board of directors approval. We have determined that the board of directors have power over financing decisions, capital decisions and operating decisions. These are the activities that most impacts the entity’s economic performance, and therefore, neither equity holder has power over the venture. We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions.

19. Related Parties Transactions

Effective May 1, 2010, we entered into an independent contractor agreement with Teresa M. Klaassen, the wife of our non-executive chair and a greater than 5% beneficial owner of our common stock, to provide the following consulting services to us (as she previously did as part of her role as chief cultural officer): advise our chief executive officer and other officers on matters relating to quality of care, training, morale and product development; and at the request of our chief executive officer, visit regions and communities, and attend and speak at quarterly meetings and other company functions.

The agreement has a one-year term and will expire on April 30, 2011, unless terminated sooner in accordance with the terms of the agreement. We will pay Ms. Klaassen $8,333 per month resulting in annual compensation of $0.1 million. If Ms. Klaassen fails to perform any of her obligations under the agreement, we shall give her written notice thereof, and if she fails to remedy such failure within two business days of receipt of notice, the agreement shall be terminated as of the second day. Either we or Ms. Klaassen may terminate the agreement at their convenience upon thirty days prior notice. If Ms. Klaassen has not completed the consulting services by the expiration or termination of the agreement, we shall not be obligated to pay any amounts that exceed the reasonable value of services received from Ms. Klaassen by the expiration or termination date. We may, in our discretion, suspend performance of all or part of the consulting services during the termination notice period.

Ms. Klaassen was previously our employee and acted as our chief cultural officer. Effective May 1, 2010, Ms. Klaassen was no longer our employee.

20. Subsequent Events

In July 2010, we sold a parcel of land receiving net proceeds of $6.6 million. $5.6 million of the proceeds were used to pay off the mortgage debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•	the risk that we are unable to settle the remaining claims with respect to our German subsidiaries;

•	the risk that we are unable to complete the sale of eight of our German communities and to sell its remaining German community;

•	the risk that we are unable to sell the North American properties mortgaged pursuant to the restructure transactions;

•

the risk that the net sale proceeds of the mortgaged North American properties are not sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the restructure transactions;

•	the risk that we are unable to extend the maturity of or otherwise repay our Bank Credit Facility due in 2010 and other debt due in 2010 and/or raise funds from other sources;

•	the risk of further write-downs or impairments of our assets;

•	the risk of changes in our anticipated cash flow and liquidity;

•	the risk that we are unable to obtain waivers, cure or reach agreements with respect to defaults under our loan and joint venture agreements;

•	the risk that a group of our creditors, acting together, could force us into an involuntary bankruptcy proceeding;

•	the risk that we are unable to achieve anticipated savings from our cost reduction initiatives;

•	the risk of an adverse outcome relating to the IRS audit of our tax returns for the tax years ended December 31, 2005, 2006, 2007 and 2008;

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of changes in our critical accounting estimates;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk of business conditions and market factors that could affect occupancy rates at and revenues from our communities and the value of our properties generally;

•	the risk from competition and our response to pricing and promotional activities of its competitors;

•	the risk of future obligations to fund guarantees to some of our ventures and lenders to the ventures;

•	the risk resulting from any international expansion;

•	the risks associated with past or any future acquisitions;

•	the risk of not complying with government regulations;

•	the risk of new legislation or regulatory developments;

•	the risk of changes in interest rates;

•	the risk of unanticipated expenses;

•

the risks of further downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general; risks associated with the ownership and operation of assisted living and independent living communities;

and other risk factors detailed in our 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010, as amended on March 31, 2010, and as may be amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

Operating Communities and Segments

We are a Delaware corporation and a provider of senior living services in the United States, Canada, the United Kingdom and Germany.

At June 30, 2010, we operated 356 communities, including 307 communities in the United States, 15 communities in Canada, seven communities in Germany and 27 communities in the United Kingdom, with a total unit capacity of approximately 35,400.

The following table summarizes our portfolio of operating communities:

	As of June 30, 2010	As of June 30, 2009	Percent Change
Total communities
Consolidated (owned or leased)	44	69	-36.2%
Consolidated Variable Interest
Entity	1	1	0.0%
Unconsolidated Ventures	196	209	-6.2%
Managed	115	136	-15.4%

Total	356	415	-14.2%

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers:

North American Management: management of third party, joint venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development: development of Sunrise senior living communities in the United States and Canada.

Equity Method Investments: our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased): operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.5 million and $6.9 million for the three months ended June 30, 2010 and 2009, respectively, and $11.0 million and $13.7 million for the six months ended June 30, 2010 and 2009, respectively.

United Kingdom: development and management of Sunrise senior living communities in the United Kingdom.

Germany: management of nine (two of which are closed) Sunrise senior living communities in Germany. The operation of nine Sunrise senior living communities are included in discontinued operations.

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

As more fully discussed in Liquidity and Capital Resources, we continue to reduce our financial obligations and reach negotiated settlements with various creditors. We are unable to borrow additional funds under our Bank Credit Facility. We are seeking waivers with respect to existing defaults under many of our debt obligations to avoid acceleration of these obligations. We have been successful in reducing our exposure related to our German communities. However, we continue to have significant debt maturing in 2010 and 2011 and there can be no assurance that we will be able to extend this debt or obtain additional financing. Our consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt regarding our ability to continue as a going concern and continue to believe that this is the case.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets, as appropriate, and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of certain communities and land parcels would be split equally between us and the lenders under the Bank Credit Facility.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan is designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 244 positions. We have recorded severance expense of $11.7 million as a result of the plan through June 30, 2010 and expect to record an additional $0.4 million during the remainder of 2010.

During the second quarter of 2010, we (i) entered into an agreement to sell 8 of our 9 German communities, (ii) executed debt restructuring agreements with the various lenders on our German communities, (iii) sold three land parcels and applied the proceeds to outstanding debt, and (iv) reduced the outstanding balance on our bank credit facility with proceeds from management agreement buyouts. These activities are more fully discussed below. Although we have been effective in continuing to reduce our liquidity exposure, there can be no assurance that we will continue to be successful in executing our plan. We expect continued uncertainty and significant expenses associated with our restructuring initiatives and ongoing litigation.

Results of Operations

Our results of operations for each of the three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended		Variance 2010 vs. 2009	Percent Change 2010 vs. 2009	Favorable/ (Unfavorable)
	June 30,
(In thousands)	2010	2009
	(Unaudited)
Operating revenue:
Management fees	$24,163	$29,072	$(4,909)	16.9%	U
Buyout fees	12,717	—	12,717	N/A	F
Resident fees for consolidated communities	89,065	85,675	3,390	4.0%	F
Ancillary fees	10,829	11,860	(1,031)	8.7%	U
Professional fees from development, marketing and other	590	3,809	(3,219)	84.5%	U
Reimbursed costs incurred on behalf of managed communities	211,768	229,256	(17,488)	7.6%	U

Total operating revenue	349,132	359,672	(10,540)	2.9%	U

Operating expenses:
Community expense for consolidated communities	66,463	65,444	1,019	1.6%	U
Community lease expense	14,896	14,538	358	2.5%	U
Depreciation and amortization	8,638	12,777	(4,139)	32.4%	F
Ancillary expenses	10,146	11,141	(995)	8.9%	F
General and administrative	28,647	29,631	(984)	3.3%	F
Development expense	1,057	3,129	(2,072)	66.2%	F
Write-off of capitalized project costs	—	1,417	(1,417)	100.0%	F
Impairment of long-lived assets	2,659	9,215	(6,556)	71.1%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	301	1,176	(875)	74.4%	F
Restructuring costs	5,159	9,236	(4,077)	44.1%	F
Provision for doubtful accounts	735	1,987	(1,252)	63.0%	F
Loss (gain) on financial guarantees and other contracts	310	(443)	753	NM	U
Cost incurred on behalf of managed communities	210,775	231,930	(21,155)	9.1%	F

Total operating expenses	349,786	391,178	(41,392)	10.6%	F

Loss from operations	(654)	(31,506)	30,852	97.9%	F
Other non-operating (expense) income:
Interest income	243	119	124	104.2%	F
Interest expense	(2,102)	(2,231)	129	5.8%	F
Gain on investments	94	2,114	(2,020)	95.6%	U
Gain on fair value of liquidating trust note	1,113	—	1,113	N/A	F
Other income (expense)	(1,890)	2,323	(4,213)	NM	U

Total other non-operating (expense) income	(2,542)	2,325	(4,867)	NM	U
Gain on the sale and development of real estate and equity interests	1,745	14,961	(13,216)	88.3%	U
Sunrise’s share of loss and return on investment in unconsolidated communities	(828)	(4,400)	3,572	81.2%	F
Loss from investments accounted for under the profit sharing method	(2,259)	(2,448)	189	7.7%	F

Loss before (provision for) benefit from income taxes and discontinued operations	(4,538)	(21,068)	16,530	78.5%	F
(Provision for) benefit from income taxes	(678)	1,936	(2,614)	NM	U

Loss before discontinued operations	(5,216)	(19,132)	13,916	72.7%	F
Discontinued operations, net of tax	51,973	(62,427)	114,400	NM	F

Net income (loss) attributable to common shareholders	46,757	(81,559)	128,316	157.3%	F
Less: Net income attributable to noncontrolling interests	(429)	(229)	(200)	87.3%	U

Net income (loss) attributable to common shareholders	$46,328	$(81,788)	$128,116	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

	For the Six Months Ended		Variance 2010 vs. 2009	Percent Change 2010 vs. 2009	Favorable/ (Unfavorable)
	June 30,
(In thousands)	2010	2009
	(Unaudited)
Operating revenue:
Management fees	$52,770	$57,510	$(4,740)	8.2%	U
Buyout fees	13,471	—	13,471	N/A	F
Resident fees for consolidated communities	177,921	171,947	5,974	3.5%	F
Ancillary fees	21,422	23,081	(1,659)	7.2%	U
Professional fees from development, marketing and other	2,692	10,534	(7,842)	74.4%	U
Reimbursed costs incurred on behalf of managed communities	436,093	471,348	(35,255)	7.5%	U

Total operating revenue	704,369	734,420	(30,051)	4.1%	U

Operating expenses:
Community expense for consolidated communities	133,043	130,280	2,763	2.1%	U
Community lease expense	29,639	29,025	614	2.1%	U
Depreciation and amortization	17,142	26,645	(9,503)	35.7%	F
Ancillary expenses	19,946	21,502	(1,556)	7.2%	F
General and administrative	62,417	59,979	2,438	4.1%	U
Development expense	2,388	7,903	(5,515)	69.8%	F
Write-off of capitalized project costs	—	13,495	(13,495)	100.0%	F
Impairment of long-lived assets	3,359	9,215	(5,856)	63.5%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	359	2,433	(2,074)	85.2%	F
Restructuring costs	10,028	16,923	(6,895)	40.7%	F
Provision for doubtful accounts	1,854	10,894	(9,040)	83.0%	F
Loss on financial guarantees and other contracts	310	654	(344)	52.6%	F
Cost incurred on behalf of managed communities	435,141	477,987	(42,846)	9.0%	F

Total operating expenses	715,626	806,935	(91,309)	11.3%	F

Loss from operations	(11,257)	(72,515)	61,258	84.5%	F
Other non-operating expense:
Interest income	610	854	(244)	28.6%	U
Interest expense	(4,238)	(4,889)	651	13.3%	F
Gain on investments	647	809	(162)	20.0%	U
Gain on fair value of liquidating trust note	1,113	—	1,113	N/A	F
Other (expense) income	(793)	1,297	(2,090)	NM	U

Total other non-operating expense	(2,661)	(1,929)	(732)	37.9%	U
Gain on the sale and development of real estate and equity interests	2,210	16,703	(14,493)	86.8%	U
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(2,341)	13,975	(16,316)	NM	U
Loss from investments accounted for under the profit sharing method	(4,777)	(6,260)	1,483	23.7%	F

Loss before (provision for) benefit from income taxes and discontinued operations	(18,826)	(50,026)	31,200	62.4%	F
(Provision for) benefit from income taxes	(1,118)	2,666	(3,784)	NM	U

Loss before discontinued operations	(19,944)	(47,360)	27,416	57.9%	F
Discontinued operations, net of tax	51,235	(52,483)	103,718	NM	F

Net income (loss)	31,291	(99,843)	131,134	131.3%	F
Less: Net income attributable to noncontrolling interests	(980)	(106)	(874)	824.5%	U

Net income (loss) attributable to common shareholders	$30,311	$(99,949)	$130,260	130.3%	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	For the Three Months Ended June 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$260,258	$(148)	$75	$88,923	$6,082	$378	$(6,436)	$349,132
Community expense	394	36	140	71,758	(4)	—	(5,861)	66,463
Development expense	8	993	—	2	53	1	—	1,057
Depreciation and amortization	1,326	428	—	4,446	60	14	2,364	8,638
Other operating expenses	238,626	495	1,416	15,438	5,110	489	9,395	270,969
Impairment of owned communities, land parcels and intangibles	—	1,833	—	826	—	—	—	2,659
Income (loss) from operations	19,904	(3,933)	(1,481)	(3,547)	863	(126)	(12,334)	(654)
Interest income	80	118	66	41	(76)	—	14	243
Interest expense	97	253	—	1,227	—	—	525	2,102
Foreign exchange gain/(loss)	—	—	—	(1,540)	100	517	—	(923)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(828)	—	—	—	—	(828)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	20,891	(5,615)	(2,243)	(6,441)	591	392	(12,113)	(4,538)

	For the Three Months Ended June 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$270,563	$2,401	$78	$85,593	$7,741	$450	$(7,154)	$359,672
Community expense	784	113	(4)	68,971	36	22	(4,478)	65,444
Development expense	(211)	3,126	117	37	568	63	(571)	3,129
Depreciation and amortization	3,660	701	(90)	4,494	69	30	3,913	12,777
Other operating expenses	263,865	12,015	1,109	14,946	7,531	1,505	8,857	309,828
Income (loss) from operations	2,465	(13,554)	(1,054)	(2,855)	(463)	(1,170)	(14,875)	(31,506)
Interest income	49	438	—	56	—	6	(430)	119
Interest expense	—	264	—	1,071	—	13	883	2,231
Foreign exchange gain/(loss)	—	—	—	2,720	(641)	(4)	—	2,075
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,400)	—	—	—	—	(4,400)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,521	(1,857)	(5,454)	(1,125)	(1,339)	(1,282)	(13,532)	(21,068)

	For the Six Months Ended June 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$524,665	$(318)	$1,142	$177,891	$13,061	$795	$(12,867)	$704,369
Community expense	870	94	41	144,077	(4)	—	(12,035)	133,043
Development expense	52	2,231	—	5	99	1	—	2,388
Depreciation and amortization	1,780	857	—	8,835	155	32	5,483	17,142
Other operating expenses	496,035	833	2,667	30,224	10,617	1,925	17,393	559,694
Impairment of owned communities, land parcels and intangibles	—	2,533	—	826	—	—	—	3,359
Income (loss) from operations	25,928	(6,866)	(1,566)	(6,076)	2,194	(1,163)	(23,708)	(11,257)
Interest income	159	174	240	88	(76)	—	25	610
Interest expense	188	512	—	2,364	—	—	1,174	4,238
Foreign exchange gain/(loss)	—	—	—	75	(143)	536	—	468
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(2,341)	—	—	—	—	(2,341)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	27,210	(11,114)	(3,667)	(8,622)	1,691	(721)	(23,603)	(18,826)

	For the Six Months Ended June 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$552,433	$5,847	$1,460	$171,859	$13,389	$840	$(11,408)	$734,420
Community expense	1,282	(100)	27	138,396	32	(186)	(9,171)	130,280
Development expense	(216)	7,059	955	37	1,129	120	(1,181)	7,903
Depreciation and amortization	8,945	1,084	—	8,745	134	54	7,683	26,645
Other operating expenses	544,746	31,420	3,646	30,259	11,305	2,446	18,285	642,107
Income (loss) from operations	(2,324)	(33,616)	(3,168)	(5,578)	789	(1,594)	(27,024)	(72,515)
Interest income	124	772	—	122	7	6	(177)	854
Interest expense	46	428	—	2,429	—	13	1,973	4,889
Foreign exchange gain/(loss)	—	—	—	1,850	(375)	(19)	—	1,456
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	13,975	—	—	—	—	13,975

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	(148)	(23,682)	10,806	(6,573)	65	(1,758)	(28,736)	(50,026)

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

The following table reconciles adjusted income from ongoing operations to loss from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from operations	$(0.7)	$(31.5)	$(11.3)	$(72.5)
Buyout fees	(12.7)	—	(13.5)	—

Loss from operations excluding buyout fees	(13.4)	(31.5)	(24.8)	(72.5)

Non-cash expenses:
Depreciation and amortization	8.6	12.8	17.1	26.6
Write-off of capitalized project costs	—	1.4	—	13.5
Allowance for uncollectible receivables from owners	0.5	1.3	1.4	9.5
Stock compensation	1.1	0.8	2.0	1.9
Impairment of long-lived assets	2.7	9.2	3.4	9.2

Loss from operations after adjustment for non-cash expenses	(0.5)	(6.0)	(0.9)	(11.8)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0.3	1.2	0.4	2.4
Restructuring costs	5.2	9.2	10.0	16.9

Adjusted income from ongoing operations	$5.0	$4.4	$9.5	$7.5

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Operating Revenue

Management fees

Management fees were $24.2 million in the second quarter of 2010 compared to $29.1 million in the second quarter of 2009, a decrease of $4.9 million or 16.9%. This decrease was primarily comprised of:

•	$2.0 million decrease as a result of terminated management contracts;

•	$2.0 million decrease as a result of our agreement to settle certain management agreement disputes with one of our venture partners;

•	$1.2 million decrease as a result of contractual obligations to meet specified operating thresholds on two of our portfolios; and

•	$1.0 million decrease in incentive management fees; partially offset by

•	$1.1 million increase from communities in the lease-up phase;

•	$0.7 million increase related to international communities.

Buyout fees

Buyout fees were $12.7 million in the second quarter of 2010 primarily as a result of the buyout of four management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $89.1 million in the second quarter of 2010 compared to $85.7 million in the second quarter of 2009, an increase of $3.4 million or 4.0%. This increase was primarily comprised of:

•	$2.0 million increase from increases in average daily rates;

•	$1.8 million increase from one domestic and three Canadian communities in the lease up phase; partially offset by

•	$0.4 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months Ended June 30,
(In millions)	2010	2009
New York Health Care Services	$10.2	$9.6
Fountains Health Care Services	0.6	1.4
International Health Care Services	—	0.9

	$10.8	$11.9

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.6 million in the second quarter of 2010 compared to $3.8 million in the second quarter of 2009, a decrease of $3.2 million or 84.5%. This decrease was primarily comprised of:

•	$0.9 million decrease in international fees; and

•	$2.3 million decrease from domestic design and development fees from the reduction of domestic projects from 11 communities in 2009 to zero in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $211.8 million in the second quarter of 2010 compared to $229.3 million in the second quarter of 2009. The decrease of $17.5 million or 7.6% was due primarily to 11 fewer managed communities in the second quarter of 2010 than the second quarter of 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $66.5 million in the second quarter of 2010 compared to $65.4 million in the second quarter of 2009, an increase of $1.1 million or 1.6%. This increase was primarily comprised of:

•	$2.9 million increase from higher expenses in existing communities;

•	$0.5 million increase from the addition of three Canadian communities; partially offset by

•	$2.3 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010.

Community lease

Community lease expense increased $0.4 million primarily related to an increase in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $8.6 million in the second quarter of 2010 and $12.8 million in the second quarter of 2009, a decrease of $4.2 million or 32.4%. The change in depreciation and amortization expense primarily relates to $3.1 million of additional amortization expense in the second quarter of 2009 as a result of a change in the estimated lives of certain management contracts.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months Ended June 30,
(In millions)	2010	2009
New York Health Care Services	$9.4	$9.2
Fountains Health Care Services	0.7	1.1
International Health Care Services	—	0.8

	$10.1	$11.1

General, administrative and venture expense

General and administrative expense was $28.6 million in the second quarter of 2010 compared to $29.6 million in the second quarter of 2009, a decrease of $1.0 million or 3.3%. This decrease was primarily comprised of:

•	$1.7 million decrease in salaries and bonuses as a result of our cost reduction program;

•	$1.8 million decrease in costs related to executive deferred compensation plan and other benefits and taxes; partially offset by

•	$2.2 million increase in legal expenses primarily due to our HCP litigation.

Development expense

Development expense was $1.1 million in the second quarter of 2010 compared to $3.1 million in the second quarter of 2009, a decrease of $2.0 million or 64.5%. This decrease was due to all communities previously under development were opened or abandoned in 2009. In 2010, the costs incurred related to carrying costs and the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $1.4 million of costs written off in the second quarter of 2009.

Impairment of long-lived assets

Impairment of long-lived assets was $2.7 million in the second quarter of 2010 relating to one community and one land parcel. Impairment of long-lived assets was $9.2 million in the second quarter of 2009 relating to six operating communities and nine land parcels.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation was $0.3 million in the second quarter of 2010 compared to $1.2 million in the second quarter of 2009. We continue to incur minimal legal fees and related expenses in connection with the SEC investigation. The stockholder litigation was settled in the second quarter of 2009. The SEC investigation was settled in July 2010 subject to court approval.

Restructuring costs

Costs associated with our 2008 and corporate 2009 restructuring plans were $5.2 million in the second quarter of 2010 and $9.2 million in the second quarter of 2009.

Provision for doubtful accounts

The provision for doubtful accounts decreased to $0.7 million during the second quarter of 2010 compared to $2.0 million during the second quarter of 2009 primarily due to reserves in 2009 of $0.9 million related to advances to a venture.

Loss (Gain) on financial guarantees and other contracts

We recorded a loss (gain) on our financial guarantees of $0.3 million and $(0.4) million for the second quarter of 2010 and 2009, respectively, related to construction cost overrun guarantees on a condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $210.8 million in the second quarter of 2010 compared to $231.9 million in the second quarter of 2009. The decrease of $21.2 million or 9.1% was due primarily to 11 fewer managed communities in the second quarter of 2010 than the second quarter of 2009.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(2.5) million and $2.3 million for the second quarter of 2010 and 2009, respectively. The decrease in other non-operating (expense) income was primarily due to:

•	$0.1 million unrealized gain compared to a $2.1 million unrealized gain on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$(0.9) million for net foreign exchange losses in 2010 compared to $2.1 million of net foreign exchange gains in 2009 which the following table details (in millions):

	Three Months Ended June 30,
	2010	2009
Canadian Dollar	$(1.5)	$2.7
British Pound	0.1	(0.6)
Euro	0.5	—

Total	$(0.9)	$2.1

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $1.7 million and $15.0 million for the second quarter of 2010 and 2009, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended June 30,
(in millions)	2010	2009
Sunrise’s share of losses in unconsolidated communities	$(1.7)	$(7.3)
Return on investment in unconsolidated communities	2.7	3.0
Impairment of equity investments	(1.8)	(0.1)

	$(0.8)	$(4.4)

The decrease in our share of loss in unconsolidated communities of $5.6 million was primarily due to smaller operating losses from our unconsolidated communities.

In June 2010, we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in our write off of the remaining equity investment of $1.8 million.

In June 2009, we determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired. We wrote our investment down to zero and recorded an impairment charge of $0.1 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $2.3 million and $2.4 million for the second quarter of 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(0.7) million and $1.9 million for the second quarter of 2010 and 2009, respectively. Our effective tax (rate) benefit was (14.9)% and 9.2% for the second quarter of 2010 and 2009, respectively. As of June 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consist primarily of our German communities, eight of which are under contract for sale, two communities sold in the first quarter of 2010, 22 communities which were sold in 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community which closed in 2009 and our Greystone subsidiary which sold in 2009. In the second quarter of 2010, we recognized a gain of $52.0 million related to the German debt restructuring which is included in discontinued operations.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Operating Revenue

Management fees

Management fees were $52.8 million in the first six months of 2010 compared to $57.5 million in the first six months of 2009, a decrease of $4.7 million or 8.2%. This decrease was primarily comprised of:

•	$4.8 million decrease as a result of terminated management contracts;

•	$1.7 million decrease as a result of our agreement to settle certain management agreement disputes with one of our venture partners;

•	$1.2 million decrease as a result of contractual obligations to meet specified operating thresholds on two of our portfolios; and

•	$0.8 million decrease in incentive management fees; partially offset by

•	$2.1 million increase related to international communities; and

•	$2.2 million increase from communities in the lease-up phase.

Buyout fees

Buyout fees were $13.5 million in the first six months of 2010 as the result of the buyout of management contracts.

Resident fees for consolidated communities

Resident fees for consolidated communities were $177.9 million in the first six months of 2010 compared to $171.9 million in the first six months of 2009, an increase of $6.0 million or 3.5%. This increase was primarily comprised of:

•	$3.8 million increase from increases in average daily rates;

•	$3.9 million increase from one domestic and three Canadian communities in the lease up phase; partially offset by

•	$1.7 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months Ended June 30,
(In millions)	2010	2009
New York Health Care Services	$19.9	$18.9
Fountains Health Care Services	1.5	2.7
International Health Care Services	—	1.5

	$21.4	$23.1

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $2.7 million in the first six months of 2010 compared to $10.5 million in the first six months of 2009, a decrease of $7.8 million or 74.4%. This decrease was primarily comprised of:

•	$2.1 million decrease in international fees; and

•	$5.7 million decrease from domestic design and development fees from the reduction of domestic projects from 15 communities in 2009 to none in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $436.1 million in the first six months of 2010 compared to $471.3 million in the first six months of 2009. The decrease of 7.5% was due primarily to 34 fewer managed communities in the first six months of 2010 than the first six months of 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $133.0 million in the first six months of 2010 compared to $130.3 million in the first six months of 2009, an increase of $2.7 million or 2.1%. This increase was primarily comprised of:

•	$3.7 million increase from higher expenses in existing communities;

•	$1.6 million increase from the addition of three Canadian communities and one domestic community; partially offset by

•	$2.6 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010.

Community lease

Community lease expense increased $0.6 million primarily related to an increase in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $17.1 million in the first six months of 2010 and $26.6 million in the first six months of 2009, a decrease of $9.5 million. The change in depreciation and amortization expense primarily related to $8.0 million of additional amortization expense in the first six months of 2009 as a result of a change in the estimated lives of certain management contracts.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months Ended June 30,
(In millions)	2010	2009
New York Health Care Services	$18.5	$17.6
Fountains Health Care Services	1.4	2.3
International Health Care Services	—	1.6

	$19.9	$21.5

General, administrative and venture expense

General and administrative expense was $62.4 million in the first six months of 2010 compared to $60.0 million in the first six months of 2009, an increase of $2.4 million or 4.1%. This increase was primarily comprised of:

•	$8.1 million increase related to legal expenses associated with the HCP litigation; partially offset by

•	$3.5 million decrease in salaries and bonuses as a result of our cost reduction program;

•	$1.8 million decrease in general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help;

•	$1.1 million decrease in costs related to our executive deferred compensation plan and other benefits and taxes.

Development expense

Development expense was $2.4 million in the first six months of 2010 compared to $7.9 million in the first six months of 2009, a decrease of $5.5 million or 69.6%. This decrease was due to all communities previously under development were opened or abandoned in 2009. In 2010, the costs incurred related to carrying costs and the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $13.5 million of costs written off in 2009.

Impairment of long-lived assets

Impairment of long-lived assets was $3.4 million in the first six months of 2010 relating to three land parcels, one operating community and one ceased development project. Impairment of long-lived assets was $9.2 million in the first six months of 2009 relating to six operating communities and nine land parcels.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.4 million in the first six months of 2010 compared to $2.4 million in the first six months of 2009. We continue to incur minimal legal fees and related expenses in connection with the SEC investigation. The stockholder litigation was settled in the second quarter of 2009. The SEC investigation was settled in July 2010 subject to court approval.

Restructuring costs

Costs associated with our 2008 and corporate 2009 restructuring plans were $10.0 million in the first six months of 2010 and $16.9 million in the first six months of 2009.

Provision for doubtful accounts

The provision for doubtful accounts decreased to $1.9 million during the first six months of 2010 compared to $10.9 million during the first six months of 2009 primarily due to reserves in 2009 of $8.1 million related to advances to a venture and an operating deficit guarantee for Aston Gardens.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.3 million and $0.7 million for the first six months of 2010 and 2009, respectively, related to construction cost overrun guarantees on a condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $435.1 million in the first six months of 2010 compared to $478.0 million in the first six months of 2009. The decrease of 9.0% was due primarily to 34 fewer managed communities in the second quarter of 2010 than the first six months of 2009.

Other Non-Operating Income and Expense

Total other non-operating expense was $2.7 million and $1.9 million for the first six months of 2010 and 2009, respectively. The increase in other non-operating expense was primarily due to:

•	$0.2 million decrease in interest income;

•	$0.7 million decrease in interest expense;

•	$0.6 million gains compared to a $0.8 million gains on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$0.5 million for net foreign exchange gains in 2010 compared to $1.5 million of net foreign exchange gains in 2009 detailed in the following table (in millions):

	Six Months Ended June 30,
	2010	2009
Canadian Dollar	$0.1	$1.9
British Pound	(0.1)	(0.4)
Euro	0.5	—

Total	$0.5	$1.5

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $2.2 million and $16.7 million for the first six months of 2010 and 2009, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended June 30,
(in millions)	2010	2009
Sunrise’s share of losses in unconsolidated communities	$0.7	$9.9
Return on investment in unconsolidated communities	5.0	5.8
Impairment of equity investments	(8.0)	(1.7)

	$(2.3)	$14.0

The decrease in our share of earnings in unconsolidated communities of $9.2 million was primarily due to our UK venture, in which we have a 20% interest, selling two communities and three communities to a venture in which we have a 10% interest for the six months ended June 30, 2010 and 2009, respectively. As a result of the sales, the venture recorded a gain of which we recognized $4.6 million and $19.0 million for our equity interest in the earnings for the six months ended June 30, 2010 and 2009, respectively. In addition, operating losses from the ventures were smaller in 2010 compared to 2009.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $1.1 million lower in 2010 than 2009. During the first six months of 2010, the expiration of contractual obligations resulted in the recognition of $0.3 million of gain.

In June 2010, we received notification from one of our capital partners that our interest in two ventures, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in our write off of the remaining equity investment of $1.8 million.

In March 2009, we received notification from the same capital partner that our interest in another venture, in which we had a 20% interest, had been reduced to zero and extinguished, thus resulting in our write off of the remaining equity investment of $0.5 million. Also in March 2009, based on receipt of a notice of default from the lender of a venture in which we own a 20% interest and the poor rental experience of the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million.

In June 2009, we determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired. We wrote our investment down to zero and recorded an impairment charge of $0.1 million.

We have one cost method investment in which we have an approximate 9% interest. In March 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million. At June 30, 2010, the carrying amount of our cost method investment is zero. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million in the first quarter of 2010.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $4.8 million and $6.3 million for the first six months of 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(1.1) million and $2.7 million for the first six months of 2010 and 2009, respectively. Our effective tax (rate) benefit was (5.9)% and 5.3% for the first six months of 2010 and 2009, respectively. As of June 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations consist primarily of our German communities, eight of which are under contract for sale, two communities sold in the first quarter of 2010, 22 communities which were sold in 2009, our Trinity subsidiary which ceased operations in the fourth quarter of 2008, one community which closed in 2009 and our Greystone subsidiary which sold in 2009. In the second quarter of 2010, we recognized a gain of $52.0 million related to the German debt restructuring which is included in discontinued operations.

Segment Analysis – Second Quarter 2010 to Second Quarter 2009

Overview

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers. We continue to evaluate our business and our presentation of the various segments that comprise our business. Accordingly, in the future we may change and/or refine our operating segments to present meaningful information to our chief operating decision makers.

The following analysis compares the second quarter 2010 operating results of our segments to the second quarter 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of management fees, revenue and expenses from our New York Dignity and Fountains Home Health operations and reimbursed costs incurred on behalf of managed communities. Revenue was $260.3 million in 2010 compared to $270.6 million in 2009, a decrease of $10.3 million or 3.8% due primarily to 11 fewer communities managed, three Fountains Home Health units no longer operating partially offset by buyout fees of $12.7 million. Operating expenses were $240.4 million in 2010 compared to $268.1 million in 2009, a decrease of $27.7 million or 10.3%. The decrease in expenses was primarily due to 11 fewer communities managed and three Fountains Home Health units no longer operating and overhead cost reductions.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. Revenue decreased $2.5 million as there was no development activity in 2010 compared to 2009. Development expense decreased $2.1 million for the same reason. Other operating expenses decreased $11.5 million due to a decrease in the write-off of capitalized project costs and restructuring costs for positions eliminated in 2009.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of our proportionate share of revenue and expenses generated from our equity method investments. The decrease in the loss from this segment of $3.2 million in the second quarter of 2010 compared to the second quarter of 2009 relates primarily to incrementally smaller operating losses from the ventures partially offset by the impairment of two investments.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $88.9 million in 2010 compared to $85.6 million in 2009, an increase of $3.3 million or 3.9%. The increase was due to an increase in the average daily rate, partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our wholly owned/leased communities. Operating expense was $91.6 million in 2010 compared to $88.4 million in 2009, an increase of $3.2 million or 3.6%. This increase was due primarily to higher costs at the communities.

United Kingdom

United Kingdom (“UK”) operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s revenue decreased $1.6 million from $7.7 million in the second quarter of 2009 to $6.1 million in the second quarter of 2010 due to a $0.9 million decrease in professional fees from development as all development activity has ceased in the UK and a $0.9 million decrease in ancillary fees due to the sale of 3 communities since the second quarter of 2009.

UK development expense decreased $0.5 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009 to zero in the second quarter of 2010 due to the ceasing of all development activity in the UK. This segment’s other operating expenses decreased $2.4 million from $7.5 million in the second quarter of 2009 to $5.1 million in the second quarter of 2010 primarily due to a $1.4 million decrease in salaries and other general and administrative costs as part of our overall cost reduction program. The remaining decrease in other operating expenses was due to a $0.9 million decrease in ancillary expenses due to the sale of 3 communities since the second quarter of 2009.

UK net income was $0.6 million for the second quarter of 2010 compared to a loss of $1.3 million in the second quarter of 2009, an increase of $1.9 million due to the items discussed above and foreign exchange gains increase of $0.7 million in the second quarter of 2010.

German Management Company

German Management Company’s net income was $0.4 million for the second quarter of 2010 compared to a loss of ($1.3) million for the second quarter of 2009, an increase of $1.7 million. This increase was due to a $1.0 million decrease in other operating expenses, primarily salaries and other general and administrative costs as a result of winding down operations in Germany. The remaining $0.5 million increase in net income for the second quarter of 2010 was due to foreign exchange gains due to the weakening of the U.S. dollar against the Euro as Sunrise has a significant monetary liability denominated in Euros.

Unallocated Corporate and Eliminations

Net loss from the Unallocated Corporate and Eliminations segment decreased $1.4 million in the second quarter of 2010 compared to 2009. This lower loss was primarily due to lower general and administrative costs as a result of our corporate restructuring and lower depreciation and amortization expense from assets becoming fully depreciated. These declines were offset by higher legal expenses due to litigation and debt restructuring.

Segment Analysis – First Six Months of 2010 to First Six Months of 2009

Overview

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers. We continue to evaluate our business and our presentation of the various segments that comprise our business. Accordingly, in the future we may change and/or refine our operating segments to present meaningful information to our chief operating decision makers.

The following analysis compares the first six months of 2010 operating results of our segments to the first six months of 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of management fees, revenue and expenses from our New York Dignity and Fountains Home Health operations and reimbursed costs incurred on behalf of managed communities. Revenue was $524.7 million in 2010 compared to $552.4 million in 2009, a decrease of $27.8 million or 5.0% due primarily to 34 fewer communities managed, three Fountains Home Health units no longer operating partially offset by buyout fees of $13.5 million. Operating expenses were $498.7 million in 2010 compared to $554.8 million in 2009, a decrease of $56.1 million or 10.1%. The decrease in expenses was due primarily to 34 fewer communities managed, three Fountains Home Health units no longer operating and decreased overhead expenses.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. Revenue decreased $6.2 million as there was no development activity in 2010 compared to 2009. Development expense decreased $4.8 million for the same reason. Other operating expenses decreased $30.6 million due to a decrease in the write-off of capitalized project costs and restructuring costs for positions eliminated in 2009.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of our proportionate share of revenues and expenses generated from our equity method investments. The decrease of $14.5 million in income from this segment in 2010 compared to 2009 relates primarily to a gain recognized in 2009 from sales of communities by a venture partially offset by incrementally smaller operating losses in 2010 from our ventures.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $177.9 million in 2010 compared to $171.9 million in 2009, an increase of $6.0 million or 3.5%. The increase was due to an increase in the average daily rate, partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our wholly owned/leased communities. Operating expense was $183.1 million in 2010 compared to $177.4 million in 2009, an increase of $5.7 million or 3.2%. This increase was due primarily to higher costs at existing communities.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s revenue decreased $0.3 million from $13.4 million in the six months ended June 30, 2009 to $13.1 million in the six months ended June 30, 2010 primarily due to:

•	$1.5 million decrease in ancillary fees due to the sale of three communities since the second quarter of 2009;

•	$1.8 million decrease in development fees due to the ceasing of all development activity in the UK; partially offset by

•

$3.0 million increase in management fees and reimbursed costs incurred on behalf of managed communities due to two additional communities under management and the continued lease up of five communities that opened in the first quarter of 2009.

UK development expense decreased $1.0 million in the six months ended June 30, 2010 from $1.1 million in the six months ended June 30, 2009 to $0.1 million in the six months ended June 30, 2010 due to the ceasing of all development activity in the UK. This segment’s other operating expenses decreased $0.7 million from $11.3 million in the six months ended June 30, 2009 to $10.6 million in six months ended June 30, 2010 primarily due to:

•	$1.5 million decrease in ancillary fees due to the sale of three communities since the second quarter of 2009;

•	$0.7 million decrease in salaries and other general and administrative costs as part of our overall cost reduction program; partially offset by

•

$1.5 million increase in costs incurred on behalf of managed communities due to two additional communities under management and the continued lease up of five communities that opened in the first quarter of 2009.

UK net income was $1.7 million for the six months ended June 30, 2010 compared to $0.1 million for the six months ended June 30, 2009, an increase of $1.6 million due to the items discussed above and a decrease in foreign exchange losses of $0.2 million for the six months ended June 30, 2010 due to the strengthening of the U.S. dollar against the British pound.

German Management Company

German Management Company’s net loss was $0.7 million for the six months ended June 30, 2010 compared to a loss of $1.8 million for the six months ended June 30, 2009, a decrease of $1.1 million. This decrease was primarily due to a $0.6 million decrease in development expenses and other operating expenses, primarily salaries and other general and administrative costs as a result of winding down operations in Germany. The remaining $0.5 million decrease in net loss for the six months ended June 30, 2010 was due to foreign exchange gains increases due to the weakening of the U.S. dollar against the Euro as Sunrise has a significant monetary liability denominated in Euros.

Unallocated Corporate and Eliminations

Net loss from the Unallocated Corporate and Eliminations segment decreased $5.1 million in 2010 compared to 2009. This lower loss was primarily due to lower general and administrative costs as a result of our corporate restructuring and lower depreciation and amortization expense from assets becoming fully depreciated. These declines were offset by higher legal expenses due to litigation and debt restructuring.

Liquidity and Capital Resources

Overview

We had $42.8 million and $39.3 million of unrestricted cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility. As a result, we have financed our operations primarily with cash generated from operations and sales of assets. We believe that our operations and sales of assets will generate sufficient cash to meet our obligations until December 2, 2010.

In 2010, we intend to sell (i) our German communities, (ii) the liquidating trust assets, as approriate and, at our discretion, (iii) certain communities and land parcels, of which any net sales proceeds on the disposition of these assets would be split equally between us and the lenders under the Bank Credit Facility. During the first six months of 2010, we sold two operating properties and two land parcels for approximately $14.0 million and we recognized a net gain of approximately $3.7 million. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. Of the $3.7 million net gain, $4.0 million is reflected in discontinued operations in our consolidated statements of operations. These properties and land parcels were part of the liquidating trust held as collateral for the electing lenders and a prorate portion of the proceeds from the sale were distributed to the electing lenders and reduced the principal balance of our restructure note by $10.7 million. In addition, we sold a land parcel that was not contributed to the liquidating trust for $4.7 million and used the proceeds to pay off the related mortgage debt.

Additional financing resources will be required to refinance existing indebtedness that comes due within the next six months. We have undertaken efforts to reduce expenses and preserve liquidity including: (i) significantly reducing operating costs; (ii) seeking to restructure the terms of our indebtedness including extension of scheduled maturity dates; and (iii) pursuing sales of selected assets. No assurance can be given that we will be successful in achieving any of these efforts.

Debt

At June 30, 2010 and December 31, 2009, we had $323.9 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 3.62% and 2.87%, respectively, as follows (in thousands):

	June 30, 2010	December 31, 2009
Community mortgages	$112,538	$112,660
German community mortgages, at fair value at June 30, 2010 (1)	71,913	180,262
German community mortgage (1)	11,736	18,418
Liquidating trust notes, at fair value (1)	42,387	—
Bank Credit Facility	25,531	33,728
Land loans	23,827	33,327
Other (1)	5,480	25,557
Variable interest entity	22,870	23,225
Margin loan (auction rate securities)	7,650	13,042

	$323,932	$440,219

(1)	See below for further information regarding the debt related to the German communities and liquidating trust.

Of the outstanding debt at June 30, 2010, we had $1.3 million of fixed-rate debt with a weighted average interest rate of 6.67% and $322.6 million of variable rate debt with a weighted average interest rate of 3.60%. We also had $16.8 million of letters of credit outstanding under the Bank Credit Facility at June 30, 2010.

Along with contractual maturities due in 2010, debt that is in default is also reflected in the current portion of long term debt. Debt that is in default at June 30, 2010 consists of the following (in thousands):

June 30, 2010
Community mortgages (1)	$42,211
Variable interest entity	22,870
Land loans (2)	5,200

$70,281

(1)	$41.8 million of the community mortgage debt is collateralized by the underlying assets and the principal balance is non-recourse to us.
(2)	Amount paid off in July 2010 in connection with the sale of the underlying collateral.

For debt that is not in default, we have scheduled debt maturities as of June 30, 2010 as follows (in thousands):

	3rd Qtr. 2010	4th Qtr. 2010	Thereafter	Total
Bank Credit Facility	$—	$25,531	$—	$25,531
German community mortgages (1)	71,913	11,736	—	83,649
Community mortgages	99	34,208	36,020	70,327
Liquidating trust note	—	—	42,387	42,387
Other	330	660	4,490	5,480
Land loans	—	18,627	—	18,627
Margin loan (auction rate securities)	—	—	7,650	7,650

	$72,342	$90,762	$90,547	$253,651

(1)	Estimated maturity date based on restructuring and asset sales agreements.

In June 2010, we used $6.3 million of proceeds from the buyout of management contracts to pay down our Bank Credit Facility (see Note 7).

Germany Venture

We own nine communities (two of which have been closed) in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default of the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders may elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represent approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that may elect to participate in the restructuring transaction.

The restructuring agreement provides that the electing lenders will release and discharge us from certain claims they may have against us. We issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

We have guaranteed that, within 30 months of the first execution of the definitive documentation for the restructuring, the electing lenders will receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the most recent aggregate appraised value of these properties. If the electing lenders do not receive at least $49.6 million by such date, we will make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to the minimum payments. The electing lenders have received $11.5 million to date as a result of sales from the liquidating trust.

We elected the fair value option to measure the financial liabilities associated with and originated from our restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of

June 30, 2010, the restructured loans for eight of our nine German communities and the new notes for the liquidating trust are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was set to the estimated fair value applying certain data points to include the value of the underlying collateral as agreed to in the purchase and sale agreement. The restructured mortgages for the German communities are non-recourse to us and are secured only by the value of the underlying collateral.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale will be made for the account of our German lenders as contemplated by our restructuring agreements discussed herein. The aggregate purchase price is €60.8 million (approximately $74.5 million as of the signing date) which will be paid directly to the German lenders. The closing of the transaction is subject to certain conditions and shall occur on the last business day of the month during which the conditions have been met and, in any event, no earlier than on August 31, 2010. Either party will be entitled to terminate the agreement after November 2, 2010, if the conditions have not been fulfilled by that date.

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

In April 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. The settlement provides that we are released from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, will be limited to the assets owned by the German subsidiaries. In exchange for the release of these obligations, we have agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount due at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.5 million on the consolidated balance sheet will be accreted to the note’s stated amount over the remaining term of the note. In the second quarter of 2010, we recorded a gain of approximately $8 million in connection with this transaction which is included in discontinued operations.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in the first quarter of 2010. During the first quarter of 2010, we recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Mortgage Financing

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders.

Other

Sunrise ventures have total debt of $3.6 billion with near-term scheduled debt maturities of $0.4 billion in 2010. Of this $3.6 billion of debt, there is $1.0 billion of long-term debt that is in default as of June 30, 2010. Subsequent to June 30, 2010, we have obtained default waivers on some of the debt that was in default as of June 30, 2010. As of July 31, 2010, long-term debt in default totaled $0.6 billion. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In certain cases, we have provided operating deficit guarantees to the lenders or ventures. We have operating deficit agreements with respect to ventures in which we are obligated for total debt of $0.9 billion or 25% of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

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

Guarantees

See Note 11, Commitments and Contingencies, for a discussion of other guarantees outstanding at June 30, 2010.

Cash Flows

Net cash provided by operating activities was $7.1 million and $29.2 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $22.1 million. This change in cash provided by operations was primarily due to a reduction in cash provided by working capital of $21.5 million primarily attributable to a $20.8 million income tax refund we received in the second quarter of 2009.

Net cash provided by investing activities was $38.8 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $34.0 million. The change in cash provided by investing activities was primarily due to a decrease in capital expenditures of $10.4 million, an increase in proceeds from the disposition of assets of $8.0 million, a decrease in restricted cash of $8.4 million, a decrease in net advances to communities under development of $11.6 million, and a $9.8 million increase in cash provided by discontinued operations.

Net cash used in financing activities was $42.4 million and $26.6 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $15.8 million. This change was primarily due to an increase in net debt repayments of $11.8 million and an increase of $3.4 million in cash used in discontinued operations.

Amendments to the Accounting Standards Codification

See Note 2, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification in the first six months of 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued amendments, which we do not expect or have not yet evaluated whether the new amendments will have a material impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Form 10-K as amended on March 31, 2010. Since the date of our 2009 Form 10-K as amended, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 11 to the condensed consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended June 30, 2010 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 – April 30, 2010	—	—	—	—
May 1 – May 31, 2010	23,901	$4.87	—	—
June 1 – June 30, 2010	—	—	—	—

Total	23,901	$4.87	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August 2010.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/S/ JULIE A. PANGELINAN
Julie A. Pangelinan
Chief Financial Officer

/S/ C. MARC RICHARDS
C. Marc Richards
Chief Accounting Officer

INDEX OF EXHIBITS

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

10.1	Settlement Agreement between Barclays Bank PLC and Sunrise Senior Living, Inc. dated as of April 29, 2010	8-K	May 3, 2010	10.1

10.2	PropCo Agreement by and among Sunrise Senior Living, Inc., certain of its subsidiaries as set forth therein, GHS Pflegeresidenzen Grundstücks GmbH, and TMW Pramerica Property Investment GmbH, dated as of May 27, 2010.	8-K	June 3, 2010	10.1

10.3	2010 Annual Incentive Plan – NEO Individual Goals	8-K	June 23, 2010	99.1

10.4	2010 Partial Bonus Payments to Executive Officers*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.