Form 10-Q
period 2010-09-30
SUNRISE SENIOR LIVING INC
filed 2010-11-04
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

There were 56,255,813 shares of the Registrant’s common stock outstanding at October 29, 2010.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,518	$39,283
Accounts receivable, net	38,794	37,304
Income taxes receivable	4,561	5,371
Due from unconsolidated communities	27,824	19,673
Deferred income taxes, net	10,904	23,862
Restricted cash	35,835	39,365
Assets held for sale	2,195	40,658
German assets held for sale	11,871	104,720
German assets held in escrow	65,972	—
Prepaid expenses and other current assets	15,115	30,198

Total current assets	254,589	340,434
Property and equipment, net	236,132	288,056
Due from unconsolidated communities	4,724	13,178
Intangible assets, net	45,725	53,024
Investments in unconsolidated communities	57,967	64,971
Investments accounted for under the profit-sharing method	—	11,031
Restricted cash	105,503	110,402
Restricted investments in marketable securities	14,264	20,997
Assets held in the liquidating trust	51,872	—
Other assets, net	10,061	8,496

Total assets	$780,837	$910,589

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$59,006	$207,811
Outstanding draws on bank credit facility	—	33,728
Debt relating to German assets held in escrow and at fair value as of September 30, 2010	65,961	180,262
Debt relating to German assets held for sale and at fair value as of September 30, 2010	11,296	18,418
Accounts payable and accrued expenses	152,545	140,212
Liabilities associated with German assets held for sale	397	12,632
Deferred revenue	5,438	5,364
Entrance fees	31,303	33,157
Self-insurance liabilities	31,286	41,975

Total current liabilities	357,232	673,559
Debt, less current maturities	80,525	—
Outstanding draws on bank credit facility	8,125	—
Liquidating trust notes payable, at fair value	42,280	—
Self-insurance liabilities	56,516	58,225
Deferred gains on the sale of real estate and deferred revenues	21,053	21,865
Deferred income tax liabilities	10,904	23,862
Other long-term liabilities, net	117,026	106,844

Total liabilities	693,661	884,355

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 55,955,813 and 55,752,217 shares issued and outstanding, net of 428,026 and 401,353 treasury shares, at September 30, 2010 and December 31, 2009, respectively	560	558
Additional paid-in capital	477,585	474,158
Retained loss	(411,917)	(460,971)
Accumulated other comprehensive income	16,540	8,302

Total stockholders’ equity	82,768	22,047

Noncontrolling interests	4,408	4,187

Total equity	87,176	26,234

Total liabilities and equity	$780,837	$910,589

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Operating revenue:
Management fees	$28,663	$26,795	$81,433	$84,305
Buyout fees	40,000	—	53,471	—
Resident fees for consolidated communities	90,333	85,008	268,254	256,955
Ancillary fees	11,113	11,067	32,535	34,148
Professional fees from development, marketing and other	847	809	3,539	11,343
Reimbursed costs incurred on behalf of managed communities	212,386	237,810	648,479	709,158

Total operating revenues	383,342	361,489	1,087,711	1,095,909
Operating expenses:
Community expense for consolidated communities	66,598	66,509	199,641	196,789
Community lease expense	15,384	15,543	45,023	44,568
Depreciation and amortization	12,076	10,192	29,218	36,837
Ancillary expenses	10,558	10,378	30,504	31,880
General and administrative	31,694	30,951	94,111	90,930
Development expense	1,027	2,481	3,415	10,384
Write-off of capitalized project costs	—	652	—	14,147
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	314	1,108	673	3,541
Restructuring costs	1,219	8,960	11,247	25,883
Provision for doubtful accounts	1,532	262	3,386	11,156
Loss on financial guarantees and other contracts	167	809	477	1,463
Impairment of long-lived assets	1,274	3,108	4,633	12,323
Costs incurred on behalf of managed communities	216,713	242,883	651,854	720,870

Total operating expenses	358,556	393,836	1,074,182	1,200,771

Income (loss) from operations	24,786	(32,347)	13,529	(104,862)
Other non-operating income (expense):
Interest income	339	572	949	1,426
Interest expense	(1,893)	(2,718)	(6,131)	(7,607)
Gain on investments	663	95	1,310	904
Gain on fair value of liquidating trust note	108	—	1,221	—
Other (expense) income	(339)	2,979	(1,132)	4,276

Total other non-operating (expense) income	(1,122)	928	(3,783)	(1,001)
Gain on the sale and development of real estate and equity interests	653	3,627	2,863	20,330
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(848)	(4,613)	(3,189)	9,362
Loss from investments accounted for under the profit-sharing method	(5,692)	(2,897)	(10,469)	(9,157)

Income (loss) before (provision for) benefit from income taxes and discontinued operations	17,777	(35,302)	(1,049)	(85,328)
(Provision for) benefit from income taxes	(79)	(1,075)	(1,197)	1,591

Income (loss) before discontinued operations	17,698	(36,377)	(2,246)	(83,737)
Discontinued operations, net of tax	1,454	(8,000)	52,689	(60,483)

Net income (loss)	19,152	(44,377)	50,443	(144,220)
Less: Net income attributable to noncontrolling interests	(409)	(25)	(1,389)	(131)

Net income (loss) attributable to common shareholders	$18,743	$(44,402)	$49,054	$(144,351)

Earnings per share data:
Basic net income (loss) per common share
Income (loss) before discontinued operations	$0.31	$(0.72)	$(0.06)	$(1.66)
Discontinued operations, net of tax	0.03	(0.16)	0.94	(1.19)

Net income (loss)	$0.34	$(0.88)	$0.88	$(2.85)

Diluted net income (loss) per common share
Income (loss) before discontinued operations	$0.30	$(0.72)	$(0.06)	$(1.66)
Discontinued operations, net of tax	0.03	(0.16)	0.92	(1.19)

Net income (loss)	$0.33	$(0.88)	$0.86	$(2.85)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
(In thousands)	(Unaudited)
Operating activities
Net income (loss)	$50,443	$(144,220)
Less: Net (income) loss from discontinued operations	(52,689)	60,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale and development of real estate and equity interests	(2,863)	(20,330)
Gain on fair value of liquidating trust notes	(1,221)	—
Loss from investments accounted for under the profit-sharing method	10,469	9,157
Gain on investments	(1,310)	(904)
Sunrise’s share of loss (earnings) and return on investment in unconsolidated communities	3,189	(9,362)
Loss on financial guarantees and other contracts	477	1,463
Distributions of earnings from unconsolidated communities	10,538	15,438
Provision for doubtful accounts	3,386	11,156
Benefit from deferred income taxes	—	(2,665)
Depreciation and amortization	29,218	36,837
Amortization of financing costs, debt discount and guarantee liabilities	712	1,007
Write-off of capitalized project costs	—	14,147
Impairment of long-lived assets	4,633	12,323
Stock-based compensation	3,277	3,480
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,984)	7,659
Due from unconsolidated communities	850	19,601
Prepaid expenses and other current assets	2,016	11,582
Captive insurance restricted cash	(8,955)	891
Other assets	306	21,628
Increase (decrease) in:
Accounts payable and accrued expenses	14,512	(28,893)
Entrance fees	(1,854)	(112)
Self-insurance liabilities	(12,187)	5,135
Deferred gains on the sale of real estate and deferred revenues	299	814
Net cash (used in) provided by discontinued operations	(3,558)	12,470

Net cash provided by operating activities	46,704	38,785

Investing activities
Capital expenditures	(7,659)	(16,301)
Net proceeds (advances) from investment accounted for under the profit-sharing method	638	(2,927)
Dispositions of assets	17,224	8,595
Change in restricted cash	18,540	7,739
Proceeds from short-term investments	8,170	500
Increase in advances to communities under development	—	(74,589)
Proceeds from advances to communities under development	1,431	83,637
Investments in unconsolidated communities	(4,983)	(4,962)
Net cash provided by discontinued operations	30,504	2,688

Net cash provided by investing activities	63,865	4,380

Financing activities
Net proceeds from exercised options	268	206
Additional borrowings of debt	3,931	3,614
Repayment of debt	(55,494)	(5,486)
Net repayments on Bank Credit Facility	(25,603)	(24,800)
Repayment of liquidating trust note	(11,482)	—
Financing costs paid	(1,111)	(65)
Distributions to noncontrolling interests	(1,168)	(1,070)
Net cash used in discontinued operations	(17,675)	(1,695)

Net cash used in financing activities	(108,334)	(29,296)

Net increase in cash and cash equivalents	2,235	13,869
Cash and cash equivalents at beginning of period	39,283	29,513

Cash and cash equivalents at end of period	$41,518	$43,382

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine months ended September 30, 2010 and 2009 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in our 2009 Form 10-K, as amended on March 31, 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We have reclassified certain amounts to conform with the current period presentation.

The accompanying consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. We cannot borrow under the Bank Credit Facility (see Note 6) and we have significant debt maturing in 2011.

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

In the fourth quarter of 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to Accounting Standards Codification (“ASC”) Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 will be effective for us January 1, 2011. We are currently evaluating ASU 2009-13 and do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In the first nine months of 2010, the FASB issued the following updates to the ASC, none of which either had or is expected to have a material impact on our reported consolidated financial position, results of operations or cash flows:

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

ASU 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs, amend various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs that are used when little or no market data is available.

Auction Rate Securities and Marketable Securities

The following table details the auction rate securities and marketable securities measured at fair value as of September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$11,826	$—	$—	$11,826
Marketable securities	2,438	2,438	—	—

	$14,264	$2,438	$—	$11,826

At September 30, 2010, we held investments in two Student Loan Auction-Rate Securities (“SLARS”), one with a face amount of $7.3 million and one with a face amount of $5.8 million, for a total of $13.1 million. These SLARS are issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. The SLARS holders are repaid from cash flows resulting from the student loans in a trust estate. The student loans are 98% guaranteed by the Federal government against default. The interest rates for these SLARS are reset every 7 to 35 days. The interest rates at September 30, 2010 ranged from 0.47% to 0.51%. Uncertainties in the credit markets have prevented us and other investors from liquidating auction rate securities through

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

primary markets. We classify our investments in auction rate securities as trading securities and carry them at fair value. The fair value of the securities at September 30, 2010 was determined to be $11.8 million and we recorded unrealized and realized gains of zero and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include an analysis of sales discounts realized in the secondary market, as well as assumptions about risk after considering recent events in the market for auction rate securities. The discount range of SLARS in the secondary market ranged from 9% to 43% at September 30, 2010 with an average SLARS discount on closed deals of 16% at September 30, 2010.

The following table reconciles the beginning and ending balances for the auction rate securities using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

Auction Rate Securities
Beginning balance - 1/1/10	$18,686
Total gains	1,310
Sales	(7,120)
Redemptions	(1,050)

Ending balance - 9/30/10	$11,826

At September 30, 2010, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.4 million at September 30, 2010. The valuation was based on Level 1 inputs.

German Assets Held in Escrow, Assets Held for Sale and Assets Held and Used

German Assets Held in Escrow

In August 2010, we closed into escrow the sale of the real property and related assets of seven of our nine German communities (see Note 6). Title will transfer to the buyer and the assets will be released from escrow upon the removal of certain liens encumbering the real property. The German assets held in escrow at September 30, 2010 consist of the following (in thousands):

September 30, 2010
Property and equipment, net	$65,972

All seven properties were released from escrow and the related debt was paid off as of November 1, 2010.

German Assets Held for Sale

The German assets held for sale at September 30, 2010 consists of the following (in thousands):

September 30, 2010
Property and equipment, net	$11,296
Other assets	575

$11,871

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Assets Held for Sale

Other assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$—	$33,801
Closed community	—	2,514
Condominium units	2,195	4,343

Assets held for sale	$2,195	$40,658

In the first nine months of 2010, certain land parcels, a closed community and a condominium project were classified as assets held for sale. They were recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded impairment charges of $0.7 million for both the three and nine months ended September 30, 2010, which are included in operating expenses under impairment of long-lived assets.

At September 30, 2010, land parcels and a closed community classified as assets held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale are not being met and the assets have been reclassified to held and used or to the liquidating trust as of September 30, 2010. However, we continue to market the land parcels and closed community.

Assets Held and Used

For the three and nine months ended September 30, 2010, we recorded impairment charges of $0.3 million and $1.2 million, respectively, for a land parcel and an operating community as the carrying value of these assets were in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (see Note 6), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of September 30, 2010, the liquidating trust assets consist of three operating communities, 12 land parcels and one closed community. For the three and nine months ended September 30, 2010, we recorded impairment charges of $0.3 million and $2.5 million, respectively, on four assets held in the liquidating trust at September 30, 2010. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment loss is included in operating expenses under impairment of long-lived assets.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements of German Assets Held in Escrow, German Assets Held for Sale, Assets Held for Sale, Liquidating Trust Assets and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded in the first nine months of 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
German assets held in escrow (1)(2)	$59,215	$—	$—	$59,215	$(1,630)
German assets held for sale (1)	11,296	—	—	11,296	(975)
Liquidating trust assets (2)	33,063	—	—	33,063	(2,550)
Other assets held for sale	2,195	—	—	2,195	(683)
Assets held and used	13,712	—	—	13,712	(826)

	$119,481	$—	$—	$119,481	$(6,664)

(1)	Impairment charge reflected in discontinued operations
(2)	Excludes assets sold during 2010

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$1,365	$265,828

Average Interest Rate	6.67%	2.05%

Estimated Fair Market Value	$1,365	$257,968

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 6). The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of the third quarter of 2010, the restructured loans for eight of our nine German communities and the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the underlying value of the collateral. The restructured loans for the German communities are non-recourse to us and are secured only by the value of the underlying collateral.

		Fair Value Measurements at Reporting Date Using
(In thousands) Asset	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
German mortgage debt at fair value (1)	$77,257	$—	$—	$77,257	$92,910
Liquidating trust notes, at fair value (2)	42,280	—	—	42,280	1,221

(1)	Gain reflected in discontinued operations.
(2)	Gain reflected in other income (expense).

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table reconciles the beginning and ending balances for the German debt and the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

	German Mortgage Debt	Liquidating Trust Notes
Beginning balance - 1/1/10	$196,956	$—
New debt	—	54,983
Total gains	(92,910)	(1,221)
Interest accretion	2,353	—
Payments	(16,009)	(11,482)
Cumulative translation adjustment	(13,133)	—

Ending balance - 9/30/10	$77,257	$42,280

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4. Investments in Unconsolidated Communities

In September 2010, based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year ended December 31, 2010 under S-X Rule 3-09 (in thousands):

	Three months ended September 30, 2010
	Total operating revenues	Net loss before provision for income taxes	Net loss
PS UK Investment (Jersey) LP	$5,594	$(183)	$(183)

	Three Months ended September 30, 2009
	Total operating revenues	Net loss before provision for income taxes	Net loss
PS UK Investment (Jersey) LP	$4,115	$(1,411)	$(1,411)

	Nine months ended September 30, 2010
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$14,682	$21,012	$21,012

	Nine months ended September 30, 2009
	Total operating revenues	Net income before provision for income taxes	Net income
PS UK Investment (Jersey) LP	$9,869	$18,414	$18,414

The venture is treated as a partnership for income tax purposes. No provision for federal income taxes is made since taxable income or loss passes through and is reportable by the venture’s members.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accounts payable and accrued expenses	$43,158	$40,034
Accrued salaries and bonuses	36,179	24,738
Accrued employee health and other benefits	41,052	41,340
Due to unconsolidated communities	521	2,180
Other accrued expenses	31,635	31,920

	$152,545	$140,212

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Deferred revenue from nonrefundable entrance fees	$36,721	$34,525
Lease liabilities	25,439	25,131
Executive deferred compensation	19,766	21,276
Uncertain tax positions	20,015	18,980
Other long-term liabilities	15,085	6,932

	$117,026	$106,844

6. Debt

At September 30, 2010 and December 31, 2009, we had $267.2 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 2.07% and 2.87%, respectively, as follows (in thousands):

	September 30,	December 31,
	2010	2009
Community mortgages	$95,602	$112,660
German community mortgages, at fair value as of September 30, 2010 (1)	77,257	196,956
German land parcel (1)	—	1,724
Liquidating trust notes, at fair value (1)	42,280	—
Bank Credit Facility	8,125	33,728
Land loans	8,627	33,327
Other (1)	5,588	25,557
Variable interest entity	22,510	23,225
Margin loan (auction rate securities)	7,204	13,042

	$267,193	$440,219

(1)	See below for further information regarding the debt related to the German communities and liquidating trust.

Of the outstanding debt at September 30, 2010, we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $265.8 million of variable rate debt with a weighted average interest rate of 2.05%. We also had $16.5 million and $19.4 million of letters of credit outstanding under the Bank Credit Facility at September 30, 2010 and December 31, 2009, respectively.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During 2010, we have renegotiated the majority of our debt agreements. Of our total debt of $267.2 million, $1.4 million was in default as of September 30, 2010. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term. For debt that is not in default, we have scheduled debt maturities as of September 30, 2010 as follows (in thousands):

	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2011	2011	2011	2011	Thereafter	Total
Bank Credit Facility	$—	$—	$—	$—	$8,125	$—	$8,125
German community mortgages (1)	77,257	—	—	—	—	—	77,257
Community mortgages	99	99	45,471	99	28,813	21,021	95,602
Liquidating trust note	—	—	—	—	—	42,280	42,280
Other	736	368	736	368	736	2,644	5,588
Land loans	1,720	—	—	—	6,907	—	8,627
Variable interest entity	—	365	—	375	—	20,405	21,145
Margin loan (auction rate securities)	—	—	—	—	—	7,204	7,204

	$79,812	$832	$46,207	$842	$44,581	$93,554	$265,828

(1)	Estimated maturity date based on restructuring and asset sales agreements.

In the first nine months of 2010, we used $46.3 million of proceeds from the buyout of management contracts to pay down our Bank Credit Facility and other debt (see Note 7). As of November 1, 2010, we paid off the remaining balance on our Bank Credit Facility using the additional proceeds received from HCP (see Note 7). Also as of November 1, 2010, $77.3 million of German community mortgages were repaid as discussed in more detail below.

Germany Venture

We owned nine communities (two of which had been closed in 2009) in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default on the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements also stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit and principal repayment agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

The restructuring agreement provided that the electing lenders would release and discharge us from certain claims they may have had against us. We issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock which would have been issued if all eligible lenders had become electing lenders. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As part of the restructuring agreement, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold four assets for gross proceeds of approximately $14.0 million with an aggregate appraised value of $14.5 million through September 30, 2010. As of September 30, 2010, the electing lenders have received net proceeds of $11.5 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries with respect to that community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.6 million on the consolidated balance sheet will be accreted to the note’s stated amount over the remaining term of the note. In the second quarter of 2010, we recorded a gain of approximately $8 million in connection with this transaction which is included in discontinued operations in our consolidated statements of operations.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale was made for the account of our German lenders as contemplated by our restructuring agreements discussed above. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which would be paid directly to the German lenders. In August 2010, we closed into escrow the sale of the real property and certain related assets of seven of our nine German communities. Title would transfer to the buyer and the assets would be released from escrow upon removal of certain liens encumbering the property. These assets and related mortgage liabilities would remain on our balance sheet and would be removed as legal title transferred. As of November 1, 2010, liens have been discharged on the remaining seven communities and we have removed $66.0 million in assets and $66.0 million of mortgage liabilities from our balance sheet during the fourth quarter of 2010. The consideration for the Wiesbaden property was paid to the lender that held a lien on the property and we have removed the property and related debt from our balance sheet as of September 30, 2010.

In addition to the restructuring agreements, in the first quarter of 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provided that 90 days after the payment date, we would be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we would be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse would be limited to the assets owned by the German subsidiaries. During the third quarter of 2010, we were released from these obligations and we recorded a gain of approximately $2.7 million which is included in discontinued operations in our consolidated statements of operations. As of November 1, 2010, we closed on the sale of this community and we have removed $11.3 million in assets and $11.3 million of mortgage liabilities from our balance sheet during the fourth quarter of 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of September 30, 2010, the restructured loans for the remaining eight German communities and the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points to including the value of the underlying collateral. The restructured mortgages for the German communities are non-recourse to us and are secured only by the value of the underlying collateral.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Bank Credit Facility

In August 2010, we entered into the Fourteenth Amendment to our Bank Credit Facility. The amendment, among other matters, extends the maturity date of the Bank Credit Facility to December 2, 2011 from December 2, 2010. In connection with the amendment, we made a $15.0 million principal repayment and assigned to the lenders all right, title and interest to future payments in connection with the HCP, Inc. (“HCP”) transaction (see Note 7) and agreed to pay $10 million (or the amount outstanding under the loans, if less) in principal one year after the effective date of the amendment to the extent not previously paid from the future HCP payments. As of November 1, 2010, we paid off the remaining balance using the additional proceeds received from HCP (see Note 7). We are still unable to draw against the Bank Credit Facility.

Mortgage Financing

In August 2010, we amended a loan secured by property. The amendment provided for a $5 million principal repayment, extended the maturity date to December 2, 2011 and amended the occupancy calculation covenant. The loan balance at September 30, 2010 is $29.2 million.

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. In August 2010, we further amended this loan with respect to the two land parcels. This portion of the amendment provided for a $5.0 million principal repayment, extended the maturity date to December 1, 2011 and waived defaults under the loan agreement. We also further amended the loan with respect to the operating community. This portion of the amendment provided for a $15.0 million principal repayment, extended the maturity date to June 1, 2013, released Sunrise as a guarantor, reset the interest rate to LIBOR plus 3% until May 31, 2012 (with an all-in floor of 3.5%) and increased the interest rate from June 1, 2012 to June 1, 2013 to LIBOR plus 4% (with an all-in floor of 4.5%), instituted a cash sweep of all excess cash at the property and eliminated all operating covenants.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $3.6 billion with near-term scheduled debt maturities of $0.6 billion in 2010 and $0.6 billion in 2011. Of this $3.6 billion of debt, there is $0.6 billion of long-term debt that is in default as of September 30, 2010. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $3.6 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

Certain of these ventures have financial covenants that are based on the consolidated results of Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. Events of default under venture debt could allow the financial institutions who have extended credit to seek acceleration of the loans.

7. Buyout of Management Contracts and Settlement of Management Agreement Disputes

Buyout of Management Contracts

In August 2010, we entered into a settlement and restructuring agreement with HCP regarding certain senior living communities owned by HCP and operated by us. Pursuant to the agreement, we gave HCP the right to terminate us as manager of 27 communities owned by HCP. The agreement also provided for the release of all claims between HCP, ourselves and third party tenants including

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

the settlement of litigation already commenced (see Note 11). Upon signing the agreement, HCP made a cash payment to us of $40.0 million with an additional $10.0 million to be paid upon transition of the communities to a new third party operator. During the third quarter of 2010, we recognized the $40.0 million as buyout fee revenue in our consolidated statement of operations. In addition, we recognized $8.6 million of amortization expense relating to management contract intangible assets for these communities from August through October 2010. The initial $40.0 million payment was used to pay down our Bank Credit Facility and various other debt obligations (see Note 6).

As of November 1, 2010, the management of all 27 communities have been transitioned to the new third party operator and HCP has paid us the remaining $10.0 million. These monies were primarily used to pay down the remaining balance on our Bank Credit Facility.

In June 2010, a property owner bought out four management contracts for which we were the manager. We recognized $12.5 million in buyout fees in connection with this transaction. We also wrote off the remaining $0.9 million unamortized management contract intangible asset. We used $6.3 million of the proceeds to pay down our Bank Credit Facility.

Settlement of Management Agreement Disputes

In June 2010, we reached an agreement to settle certain management agreement disputes with one of our venture partners and recorded a $2.8 million charge related to this settlement. This charge is reflected as a reduction to management fee income in our consolidated statement of operations.

8. Gains on the Sale of Real Estate

During the first nine months of 2010, we sold two operating properties and two land parcels for approximately $14.0 million and we recognized a net gain of approximately $3.7 million. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. Of the $3.7 million net gain, $4.0 million of gain is reflected in discontinued operations in our consolidated statements of operations. These properties and land parcels were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the net proceeds from the sales were distributed to the electing lenders and reduced the principal balance of our restructure note by $10.7 million. In addition, we sold two land parcels that were not contributed to the liquidating trust for $11.5 million and used the proceeds to pay off the related mortgage debt. Remaining gains of $0.7 million and $3.2 million for the three and nine months ended September 30, 2010, respectively, primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

9. Income Taxes

The (provision for) benefit from income taxes related to continuing operations was $(0.1) million and $(1.1) million for the three months ended September 30, 2010 and 2009, respectively, and $(1.2) million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. Our effective tax (rate) benefit from continuing operations was (0.5)% and 3.1% for the three months ended September 30, 2010 and 2009, respectively, and (114.1)% and (1.9)% for the nine months ended September 30, 2010 and 2009, respectively, primarily relating to tax contingences and state income taxes. As of September 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2010, we accelerated the vesting of a former executive’s stock options and restricted stock pursuant to the terms of his separation agreement. Upon termination, 3,000 shares of restricted stock and 91,324 options vested. The options expire 12 months after the termination of employment. We recorded non-cash compensation expense of $0.3 million as a result of the vesting acceleration.

In August 2010, we granted an employee non-qualified stock options to purchase 40,000 shares of common stock at a price of $3.14. One-third of the options vest yearly beginning in 2011.

11. Commitments and Contingencies

Guarantees

We have provided operating deficit guarantees to the venture lenders, whereby after depletion of established reserves, we guarantee the payment of the lender’s monthly principal and interest during the term of the guarantee and have provided guarantees to ventures to fund operating shortfalls. The terms of the guarantees generally match the terms of the underlying venture debt and generally range from three to five years, to the extent we are able to refinance the venture debt. Fundings under the operating deficit guarantees and debt repayment guarantees are generally recoverable either out of future cash flows of the venture or from proceeds of the sale of communities.

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at September 30, 2010 and fundings during 2010 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at September 30, 2010	ASC Contingencies Topic Liability for Future Fundings at September 30, 2010	Total Liability for Future Fundings at September 30, 2010	Fundings from January 1, 2010 through September 30, 2010
Operating deficit	Uncapped	$101	$—	$101	$500

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a partially developed condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at September 30, 2010 was $1.5 million for the two ventures. We recorded a loss of $5.7 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively, and $10.5 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively. We are also obligated to fund operating shortfalls. The depressed real estate market in the Washington, D.C. area has resulted in lower condominium sales than forecasted and we have funded $5.0 million under the guarantees through September 30, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred regarding loans for both entities. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. Through September 30, 2010, we have accrued $4.7 million in default interest relating to these loans. No amounts have been paid. In October 2010, we obtained a default waiver from the lender for one of the loans relating to $3.4 million of the accrued default interest.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $7.2 million at September 30, 2010). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of the debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $2.1 billion at September 30, 2010. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At September 30, 2010, the remaining liability under this obligation is $39.1 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Legal Proceedings

HCP

In June 2009, various affiliates of HCP and their associated tenant entities filed nine complaints in the Delaware Court of Chancery naming the Company and several of its subsidiaries as defendants. The complaints alleged monetary and non-monetary defaults under a series of owner and management agreements that govern nine portfolios comprised of 64 properties. The complaints asserted claims for (1) declaratory judgment; (2) injunctive relief; (3) breach of contract; (4) breach of fiduciary duties; (5) aiding and abetting breach of fiduciary duty; (6) equitable accounting; and (7) constructive trust. The complaints sought equitable relief, including a declaration of a right to terminate the agreements, disgorgement, unspecified money damages, and attorneys’ fees.

In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia. On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims. On April 30, 2010, the U.S. District Court for the Eastern District of Virginia made an oral ruling in which the Court stated that it would enter judgment in favor of Sunrise on claims brought by HCP with respect to management agreements under which we manage four assisted living communities owned by HCP. The Court also stated that it would dismiss our counterclaim against HCP. On May 28, 2010, HCP filed its Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Court’s April 30, 2010 order. On June 10, 2010, Sunrise filed its Notice of Cross-Appeal. On August 30, 2010, the U.S. District Court for the Eastern District of Virginia issued its opinion and final judgment pursuant to the oral ruling on April 30, 2010.

In August 2010, in connection with the HCP settlement and restructuring agreement, the parties settled this litigation and dismissed with prejudice all claims and counterclaims (see Note 7).

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

SEC Investigation

In 2006, we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

commenced a formal investigation. On July 23, 2010, we announced that we had reached a settlement with the SEC relating to the SEC’s investigation of us. Under the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint (United States Securities and Exchange Commission vs. Sunrise Senior Living, Inc., Larry E. Hulse and Kenneth J. Abod (case no. 1:10-cv-01247), which the SEC filed in the United States District Court for the District of Columbia on July 23, 2010), to the entry of a judgment, which final judgment was entered by the Court on July 27, 2010, permanently enjoining us from violating the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934. The SEC did not impose monetary penalties against us. The SEC indicated that the terms of the settlement with us reflect credit given to us for our substantial assistance in the investigation. The SEC’s complaint includes allegations with respect to our financial reporting during the relevant period from 2003 through 2005 relating to certain accrual and reserve accounts. Messrs. Hulse and Abod, two of our former officers, also reached settlements with the SEC without admitting or denying the allegations against them in the complaint. We believe the SEC will not be taking action against any other directors, officers or employees in these matters.

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California. On July 16, 2010, plaintiff filed a motion to remand the case to state court. On August 10, 2010, the Court stayed all proceedings pending early mediation by the parties. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously if mediation is unsuccessful. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

12. Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 182 positions in overhead and development, primarily in our McLean, Virginia headquarters, associated with this program. We have recorded severance charges related to this program of $0.1 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively. Primarily all of the restructuring charges are reflected in our domestic segments.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan was designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 203 positions. We have recorded severance expense of $10.8 million as a result of the plan through September 30, 2010.

Effective May 31, 2010, the employment of Daniel J. Schwartz, our Senior Vice President, North American Operations, was terminated. Mr. Schwartz received the severance payments and benefits payable to him pursuant to his employment agreement upon termination of his employment, except that in lieu of a lump sum cash severance payment equal to two years’ base salary and 75% of his target bonus amount (based on his base salary of $0.4 million and target bonus of 100% of base salary), Mr. Schwartz will receive such cash severance payment in the form of equal monthly installments of 1/24th of the total cash severance amount which commenced in July 2010 and will continue until December 2010, with the remaining balance to be paid in a lump sum on December 31, 2010.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table reflects the activity related to our severance and restructuring plans during 2010:

(in thousands)	Liability at January 1, 2010	Additional Charges	Adjustments	Cash Payments and Other Settlements	Liability at September 30, 2010
Severance	$1,953	$2,593	$—	$(2,323)	$2,223
CEO retirement compensation	1,078	41	—	—	1,119
Professional fees	—	8,613	—	(8,613)	—
Lease termination costs	3,556	—	—	(600)	2,956

	$6,587	$11,247	$—	$(11,536)	$6,298

Included in the above table is legal and professional fees of $8.6 million relating to corporate restructuring.

13. Discontinued Operations

Discontinued operations consist primarily of our German communities, eight of which were under contract for sale or sold as of September 30, 2010, two communities which were sold in the first quarter of 2010, 22 communities which were sold in 2009, one community which was closed in 2009, our Greystone subsidiary which was sold in 2009 and our Trinity subsidiary which ceased operations in the fourth quarter of 2008. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$5,212	$29,321	$21,166	$92,863
Expenses	(3,386)	(32,099)	(28,580)	(111,729)
Impairment of long-lived assets	(98)	—	(3,056)	(68,239)
Other (expense) income	(4,300)	(5,631)	(4,300)	2,671
Gain on sale	1,255	344	10,640	24,092
Gain on German debt restructuring	2,673	—	54,642	—
Gain on fair value of German mortgage debt	98	—	2,177	—
Income taxes	—	65	—	(141)

Income (loss) from discontinued operations	$1,454	$(8,000)	$52,689	$(60,483)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

14. Net Income (Loss) per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended September 30,
	2010	2009
Income (loss) attributable to common shareholders:
Income (loss) before discontinued operations, net of noncontrolling interests	$17,289	$(36,402)
Income (loss) from discontinued operations, net of noncontrolling interests	1,454	(8,000)

Net income (loss)	$18,743	$(44,402)

Weighted-average shares outstanding - basic	55,852	50,682
Effect of dilutive securities - Employee stock options and restricted stock	1,245	—

Weighted-average shares outstanding - diluted	57,097	50,682

Basic net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.31	$(0.72)
Income (loss) from discontinued operations, net of noncontrolling interests	0.03	(0.16)

Net income (loss) per share attributable to common shareholders	$0.34	$(0.88)

Diluted net income (loss) per common share
Income (loss) before discontinued operations, net of noncontrolling interests	$0.30	$(0.72)
Income (loss) from discontinued operations, net of noncontrolling interests	0.03	(0.16)

Net income (loss) per share attributable to common shareholders	$0.33	$(0.88)

	For the Nine Months Ended September 30,
	2010	2009
Income (loss) attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(3,635)	$(84,054)
Income (loss) from discontinued operations, net of noncontrolling interests	52,689	(60,297)

Net income (loss)	$49,054	$(144,351)

Weighted-average shares outstanding - basic	55,757	50,620
Effect of dilutive securities - Employee stock options and restricted stock	1,381	—

Weighted-average shares outstanding - diluted	57,138	50,620

Basic net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.06)	$(1.66)
Income (loss) from discontinued operations, net of noncontrolling interests	0.94	(1.19)

Net income (loss) per share attributable to common shareholders	$0.88	$(2.85)

Diluted net income (loss) per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.06)	$(1.66)
Income (loss) from discontinued operations, net of noncontrolling interests	0.92	(1.19)

Net income (loss) per share attributable to common shareholders	$0.86	$(2.85)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 4,668,152 and 4,751,099 for the three and nine months ended September 30, 2009, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

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

Consolidated (Wholly Owned/Leased): operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.7 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, and $16.7 million and $20.6 million for the nine months ended September 30, 2010 and 2009, respectively.

United Kingdom: development and management of Sunrise senior living communities in the United Kingdom.

Germany: management of the Sunrise senior living communities in Germany (see Note 6), the operation of which are included in discontinued operations.

Segment results are as follows (in thousands):

	For the Three Months Ended September 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$292,644	$(208)	$92	$90,343	$6,753	$267	$(6,549)	$383,342
Community expense	1,004	34	(9)	73,651	—	1	(8,083)	66,598
Development expense	14	1,027	3	—	(17)	—	—	1,027
Depreciation and amortization	4,675	429	—	4,494	(113)	(32)	2,623	12,076
Other operating expenses	239,320	551	1,693	15,249	5,407	1,093	14,268	277,581
Impairment of owned communities, land parcels and intangibles	—	332	—	942	—	—	—	1,274
Income (loss) from operations	47,631	(2,581)	(1,595)	(3,993)	1,476	(795)	(15,357)	24,786
Interest income	81	102	98	59	—	—	(1)	339
Interest expense	100	141	—	1,244	3	—	405	1,893
Foreign exchange gain/(loss)	—	—	—	870	(45)	(700)	—	125
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(848)	—	—	—	—	(848)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	47,251	(7,889)	(2,345)	(4,522)	1,428	(1,493)	(14,653)	17,777

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	For the Three Months Ended September 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$275,308	$802	$134	$84,957	$6,145	$453	$(6,310)	$361,489
Community expense	218	6	7	71,371	—	—	(5,093)	66,509
Development expense	(201)	3,471	58	11	476	7	(1,341)	2,481
Depreciation and amortization	1,904	430	—	4,209	147	28	3,474	10,192
Other operating expenses	271,082	2,071	2,186	15,788	6,829	976	12,614	311,546
Impairment of owned communities, land parcels and intangibles	—	861	—	2,247	—	—	—	3,108
Income (loss) from operations	2,305	(6,037)	(2,117)	(8,669)	(1,307)	(558)	(15,964)	(32,347)
Interest income	181	326	2	57	1	2	3	572
Interest expense	119	225	—	1,181	—	—	1,193	2,718
Foreign exchange gain/(loss)	—	—	—	2,717	74	(24)	—	2,767
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,613)	—	—	—	—	(4,613)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,932	(6,494)	(6,728)	(7,339)	(1,232)	(572)	(16,869)	(35,302)

	For the Nine Months Ended September 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$817,309	$(526)	$1,234	$268,234	$19,814	$1,062	$(19,416)	$1,087,711
Community expense	1,874	128	32	217,728	(4)	1	(20,118)	199,641
Development expense	66	3,258	3	5	82	1	—	3,415
Depreciation and amortization	6,455	1,286	—	13,329	42	—	8,106	29,218
Other operating expenses	735,355	1,384	4,360	45,473	16,024	3,018	31,661	837,275
Impairment of owned communities, land parcels and intangibles	—	2,865	—	1,768	—	—	—	4,633
Income (loss) from operations	73,559	(9,447)	(3,161)	(10,069)	3,670	(1,958)	(39,065)	13,529
Interest income	240	276	338	147	(76)	—	24	949
Interest expense	288	653	—	3,608	3	—	1,579	6,131
Foreign exchange gain/(loss)	—	—	—	945	(188)	(164)	—	593
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(3,189)	—	—	—	—	(3,189)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	74,461	(19,003)	(6,012)	(13,144)	3,119	(2,214)	(38,256)	(1,049)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	For the Nine Months Ended September 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$827,741	$6,649	$1,594	$256,816	$19,534	$1,293	$(17,718)	$1,095,909
Community expense	1,500	(94)	34	209,767	32	(186)	(14,264)	196,789
Development expense	(417)	10,530	1,013	48	1,605	127	(2,522)	10,384
Depreciation and amortization	10,849	1,514	—	12,954	281	82	11,157	36,837
Other operating expenses	815,828	24,121	5,832	46,037	18,134	3,422	31,064	944,438
Impairment of owned communities, land parcels and intangibles	—	10,231	—	2,257	—	—	(165)	12,323
Income (loss) from operations	(19)	(39,653)	(5,285)	(14,247)	(518)	(2,152)	(42,988)	(104,862)
Interest income	305	1,098	2	179	8	8	(174)	1,426
Interest expense	165	653	—	3,610	—	13	3,166	7,607
Foreign exchange gain/(loss)	—	—	—	4,567	(301)	(43)	—	4,223
Sunrise’s share of income and return on investment in unconsolidated communities	—	—	9,362	—	—	—	—	9,362

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,784	(30,176)	4,078	(13,912)	(1,167)	(2,330)	(45,605)	(85,328)

16. Comprehensive Income (Loss) and Capital Structure

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$18,743	$(44,402)	$49,054	$(144,351)
Foreign currency translation adjustment	(1,727)	(5,306)	6,015	(5,268)
Equity interest in investees’ other comprehensive income	2,044	633	2,187	7,358
Unrealized gain on investments	117	103	36	103

Comprehensive income (loss)	19,177	(48,972)	57,292	(142,158)

Comprehensive income attributable to noncontrolling interest - Unrealized gain on investments	(117)	(103)	(36)	(103)

Comprehensive income (loss) attributable to common shareholders	$19,060	$(49,075)	$57,256	$(142,261)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Noncontrolling Interests
Balance at Dececember 31, 2009	55,752	$558	$474,158	$(460,971)	$8,302	$4,187
Net income	—	—	—	49,054	—	1,389
Foreign currency translation, net of tax	—	—	—	—	6,015	—
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	2,187	—
Unrealized gain on investments	—	—	—	—	36	—
Issuance of restricted stock	25	—	—	—	—	—
Exercise of stock options	205	2	267	—	—	—
Forfeiture of restricted stock	(26)	—	(117)	—	—	—
Stock compensation expense	—	—	3,277	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,168)

Balance at September 30, 2010	55,956	$560	$477,585	$(411,917)	$16,540	$4,408

17. Supplemental Cash Flow Information

Interest paid was $5.5 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively. Interest capitalized was zero and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. Income taxes refunded were $28,000 and $23.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Refer to Note 6 regarding the restructuring of our German debt.

18. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At September 30, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $17.4 million and $18.1 million, respectively, of net property and equipment and debt of $22.5 million and $23.2 million, respectively, in our September 30, 2010 and December 31, 2009 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of September 30, 2010 and December 31, 2009, we guaranteed $21.1 million and $21.9 million, respectively, of the bonds. Management fees earned by us were $0.2 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.7 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively, and $7.5 million and $8.3 million for the nine months ended September 30, 2010 and 2009, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $40,661 and $39,334 for the three months ended September 30, 2010 and 2009, respectively, and $0.1 million for both the nine months ended September 30, 2010 and 2009, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.4 million and $6.1 million at September 30, 2010 and December 31, 2009, respectively. These amounts are eliminated in our consolidated financial statements.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Our interest in five of these investment partnerships were sold as part of the Greystone transaction in March 2009 and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. This entity was dissolved in January 2010.

VIEs Where Sunrise Is Not the Primary Beneficiary but Hold a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million of debt which is non-recourse to us. Our equity investment in the venture is zero at September 30, 2010. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.8 million due from the venture. Our maximum exposure to loss is $1.8 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

This VIE is a limited partnership in which the general partner (“GP”) is owned by our venture partner and us in proportion to our equity investment of 90% and 10%, respectively. The GP is supervised and managed under a board of directors and all of the powers of the GP are vested in the board of directors. The board of directors is made up of six directors. Four directors are appointed by our venture partner and two directors are appointed by us. Actions that require the approval of the board of directors include approval and amendment of the annual operating budget. Material decisions, such as the sale of any facility, require approval by 75% of the board of directors. We have determined that the board of directors have power over financing decisions, capital decisions and operating decisions. These are the activities that most impact the entity’s economic performance, and therefore, neither equity holder has power over the venture. We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions and therefore we are not the primary beneficiary.

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

The agreement has a one-year term and will expire on April 30, 2011, unless terminated sooner in accordance with the terms of the agreement. We will pay Ms. Klaassen $8,333 per month resulting in annual compensation of $0.1 million. If Ms. Klaassen fails to perform any of her obligations under the agreement, we shall give her written notice thereof, and if she fails to remedy such failure within two business days of receipt of notice, we may terminate the agreement on the second day. Either we or Ms. Klaassen may terminate the agreement at their convenience upon thirty days prior notice. If Ms. Klaassen has not completed the consulting services by the expiration or termination of the agreement, we shall not be obligated to pay any amounts that exceed the reasonable value of services received from Ms. Klaassen by the expiration or termination date. We may, in our discretion, suspend performance of all or part of the consulting services during the termination notice period.

Ms. Klaassen was previously our employee and acted as our chief cultural officer. Effective May 1, 2010, Ms. Klaassen was no longer our employee.

20. Subsequent Events

In October 2010, we entered into purchase and sale agreements with Ventas, Inc. and certain of its affiliates to sell to Ventas all of our joint venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada, which collectively own 58 communities managed by us. The aggregate purchase price for the joint venture interests is approximately $41.5 million and is payable at closing, which is expected to occur before the end of 2010. We intend to use the proceeds from the transaction, after expenses, to pay down our debt obligations and for working capital.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

After closing, we will continue to manage the 58 senior living communities, together with the other 21 senior living communities in the Ventas portfolio that are already wholly-owned by Ventas. As a condition of the purchase agreement, we and Ventas will amend the existing master agreement and management agreements to set forth our revised rights and obligations with respect to the management and other matters related to these communities.

As of November 1, 2010, the management of 27 communities has been transitioned to the new third party operator and HCP has paid us the remaining $10.0 million under the settlement and restructuring agreement (see Note 7).

In August 2010, we closed into escrow the sale of the real property and related assets of seven of our nine German communities. Title will transfer to the buyer and the assets will be released from escrow upon the removal of certain liens encumbering the real property. As of November 1, 2010, all liens were released and the related debt was paid on the seven German communities held in escrow (see Note 6).

On October 1, 2010, we entered into an agreement to sell our one remaining German community, and on November 1, 2010, we closed on the sale of this community (see Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•	the risk that we are unable to sell the North American properties mortgaged pursuant to the German restructure transactions;

•

the risk that the net sale proceeds of the mortgaged North American properties are not sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transactions;

•	the risk of further write-downs or impairments of our assets;

•	the risk of changes in our anticipated cash flow and liquidity;

•	the risk that we are unable to obtain waivers, cure or reach agreements with respect to defaults under our loan, joint venture and construction agreements;

•	the risk that we are unable to achieve anticipated savings from our cost reduction initiatives;

•	the risk of an adverse outcome relating to the IRS audit of our tax returns for the tax years ended December 31, 2005, 2006, 2007 and 2008;

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of changes in our critical accounting estimates;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk of business conditions and market factors that could affect occupancy rates at, and revenues from, our communities and the value of our properties generally;

•	the risk from competition and our response to pricing and promotional activities of our competitors;

•	the risk of future obligations to fund guarantees to some of our ventures and lenders to the ventures;

•	the risks associated with past or any future acquisitions;

•	the risk of not complying with government regulations;

•	the risk of new legislation or regulatory developments;

•	the risk of changes in interest rates;

•	the risk of unanticipated expenses;

•

the risks of further downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general;

•	the risks associated with the ownership and operation of assisted living and independent living communities;

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

At September 30, 2010, we operated 349 communities, including 306 communities in the United States, 15 communities in Canada, one community in Germany and 27 communities in the United Kingdom, with a total unit capacity of approximately 35,000.

The following table summarizes our portfolio of operating communities:

	As of September 30, 2010	As of September 30, 2009	Percent Change
Total communities
Consolidated (owned or leased)	38	68	-44.1%
Consolidated Variable Interest
Entity	1	1	0.0%
Unconsolidated Ventures	196	213	-8.0%
Managed	114	136	-16.2%

Total	349	418	-16.5%

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

Consolidated (Wholly Owned/Leased): operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $5.7 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, and $16.7 million and $20.6 million for the nine months ended September 30, 2010 and 2009, respectively.

United Kingdom: development and management of Sunrise senior living communities in the United Kingdom.

Germany: management of the Sunrise senior living communities in Germany (see Note 6), the operation of which are included in discontinued operations.

2010 Developments

Our focus in 2010 and into 2011 is on: (1) operating high-quality assisted living and memory care communities in North America and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

As more fully discussed in Liquidity and Capital Resources, we continue to reduce our financial obligations and reach negotiated settlements with various creditors. We are unable to borrow additional funds under our Bank Credit Facility for which the maturity date has been extended to December 2, 2011. We have been successful in reducing our exposure related to our German communities. However, we continue to have significant debt maturing in 2011 and there can be no assurance that we will be able to extend this debt beyond 2011 or obtain additional financing. Our consolidated financial statements have been prepared on the basis of us continuing as a going concern. In our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and amended on March 31, 2010, we disclosed that there was substantial doubt at that time regarding our ability to continue as a going concern.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan was designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. During 2010 and 2009, we have eliminated 203 positions. We have recorded severance expense of $10.8 million as a result of the plan through September 30, 2010. General and administrative expenses were $31.7 million for the third quarter of 2010. We incurred $4.5 million of costs relating to our transaction with HCP and Ventas in the third quarter, in addition to $1.4 million of severance costs and $0.9 million in non-cash stock compensation expense. With the staffing reductions that have already occurred through the end of the third quarter of 2010, our annual recurring cash expenditures for general and administrative expenses are on target to be below $100 million.

During the first nine months of 2010, we (i) entered into agreements to sell our German communities, (ii) executed debt restructuring agreements with the various lenders on our German communities, (iii) sold land parcels and applied the proceeds to outstanding debt, and (iv) reduced the outstanding balance on our outstanding indebtedness with proceeds from management agreement buyouts. As a result of these management agreement buyouts, we have been terminated as manager on 31 communities. We earned $16.8 million and $11.5 million of management fees from these communities in 2009 and for the nine months ended September 30, 2010, respectively. We will not earn these fees in 2011.

During the remainder of 2010 and in 2011, we intend to sell the liquidating trust assets and our remaining land parcels, the proceeds of which will be used to pay off the related debt. We will continue to seek ways to reduce our corporate overhead in an attempt to offset our reduced management fee income. There can be no assurance we will be able to reduce our cost structure to adequately compensate for the loss of management fee income.

Results of Operations

Our results of operations for each of the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,		Variance	Percent Change
(In thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009	Favorable/ (Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$28,663	$26,795	$1,868	7.0%	F
Buyout fees	40,000	—	40,000	N/A	F
Resident fees for consolidated communities	90,333	85,008	5,325	6.3%	F
Ancillary fees	11,113	11,067	46	0.4%	F
Professional fees from development, marketing and other	847	809	38	4.7%	F
Reimbursed costs incurred on behalf of managed communities	212,386	237,810	(25,424)	10.7%	U

Total operating revenue	383,342	361,489	21,853	6.0%	F

Operating expenses:
Community expense for consolidated communities	66,598	66,509	89	0.1%	U
Community lease expense	15,384	15,543	(159)	1.0%	F
Depreciation and amortization	12,076	10,192	1,884	18.5%	U
Ancillary expenses	10,558	10,378	180	1.7%	U
General and administrative	31,694	30,951	743	2.4%	U
Development expense	1,027	2,481	(1,454)	58.6%	F
Write-off of capitalized project costs	—	652	(652)	100.0%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	314	1,108	(794)	71.7%	F
Restructuring costs	1,219	8,960	(7,741)	86.4%	F
Provision for doubtful accounts	1,532	262	1,270	484.7%	U
Loss (gain) on financial guarantees and other contracts	167	809	(642)	79.4%	F
Impairment of long-lived assets	1,274	3,108	(1,834)	59.0%	F
Cost incurred on behalf of managed communities	216,713	242,883	(26,170)	10.8%	F

Total operating expenses	358,556	393,836	(35,280)	9.0%	F

Income (loss) from operations	24,786	(32,347)	57,133	NM	F
Other non-operating (expense) income:
Interest income	339	572	(233)	40.7%	U
Interest expense	(1,893)	(2,718)	825	30.4%	F
Gain on investments	663	95	568	597.9%	F
Gain on fair value of liquidating trust note	108	—	108	N/A	F
Other (expense) income	(339)	2,979	(3,318)	NM	U

Total other non-operating (expense) income	(1,122)	928	(2,050)	NM	U
Gain on the sale and development of real estate and equity interests	653	3,627	(2,974)	82.0%	U
Sunrise’s share of loss and return on investment in unconsolidated communities	(848)	(4,613)	3,765	81.6%	F
Loss from investments accounted for under the profit sharing method	(5,692)	(2,897)	(2,795)	96.5%	U

Income (loss) before provision for income taxes and discontinued operations	17,777	(35,302)	53,079	NM	F
Provision for income taxes	(79)	(1,075)	996	92.7%	F

Income (loss) before discontinued operations	17,698	(36,377)	54,075	NM	F
Discontinued operations, net of tax	1,454	(8,000)	9,454	NM	F

Net income (loss)	19,152	(44,377)	63,529	NM	F
Less: Net income attributable to noncontrolling interests	(409)	(25)	(384)	1536.0%	U

Net income (loss) attributable to common shareholders	$18,743	$(44,402)	$63,145	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

	For the Three Months Ended September 30,		Variance	Percent Change
(In thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009	Favorable/ (Unfavorable)
	(Unaudited)
Operating revenue:
Management fees	$81,433	$84,305	$(2,872)	3.4%	U
Buyout fees	53,471	—	53,471	N/A	F
Resident fees for consolidated communities	268,254	256,955	11,299	4.4%	F
Ancillary fees	32,535	34,148	(1,613)	4.7%	U
Professional fees from development, marketing and other	3,539	11,343	(7,804)	68.8%	U
Reimbursed costs incurred on behalf of managed communities	648,479	709,158	(60,679)	8.6%	U

Total operating revenue	1,087,711	1,095,909	(8,198)	0.7%	U

Operating expenses:
Community expense for consolidated communities	199,641	196,789	2,852	1.4%	U
Community lease expense	45,023	44,568	455	1.0%	U
Depreciation and amortization	29,218	36,837	(7,619)	20.7%	F
Ancillary expenses	30,504	31,880	(1,376)	4.3%	F
General and administrative	94,111	90,930	3,181	3.5%	U
Development expense	3,415	10,384	(6,969)	67.1%	F
Write-off of capitalized project costs	—	14,147	(14,147)	100.0%	F
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	673	3,541	(2,868)	81.0%	F
Restructuring costs	11,247	25,883	(14,636)	56.5%	F
Provision for doubtful accounts	3,386	11,156	(7,770)	69.6%	F
Loss on financial guarantees and other contracts	477	1,463	(986)	67.4%	F
Impairment of long-lived assets	4,633	12,323	(7,690)	62.4%	F
Cost incurred on behalf of managed communities	651,854	720,870	(69,016)	9.6%	F

Total operating expenses	1,074,182	1,200,771	(126,589)	10.5%	F

Income (loss) from operations	13,529	(104,862)	118,391	NM	F
Other non-operating expense:
Interest income	949	1,426	(477)	33.5%	U
Interest expense	(6,131)	(7,607)	1,476	19.4%	F
Gain on investments	1,310	904	406	44.9%	F
Gain on fair value of liquidating trust note	1,221	—	1,221	N/A	F
Other (expense) income	(1,132)	4,276	(5,408)	NM	U

Total other non-operating expense	(3,783)	(1,001)	(2,782)	277.9%	U
Gain on the sale and development of real estate and equity interests	2,863	20,330	(17,467)	85.9%	U
Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities	(3,189)	9,362	(12,551)	NM	U
Loss from investments accounted for under the profit sharing method	(10,469)	(9,157)	(1,312)	14.3%	U

Loss before (provision for) benefit from income taxes and discontinued operations	(1,049)	(85,328)	84,279	NM	F
(Provision for) benefit from income taxes	(1,197)	1,591	(2,788)	NM	U

Loss before discontinued operations	(2,246)	(83,737)	81,491	NM	F
Discontinued operations, net of tax	52,689	(60,483)	113,172	NM	F

Net income (loss)	50,443	(144,220)	194,663	NM	F
Less: Net income attributable to noncontrolling interests	(1,389)	(131)	(1,258)	960.3%	U

Net income (loss) attributable to common shareholders	$49,054	$(144,351)	$193,405	NM	F

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	For the Three Months Ended September 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$292,644	$(208)	$92	$90,343	$6,753	$267	$(6,549)	$383,342
Community expense	1,004	34	(9)	73,651	—	1	(8,083)	66,598
Development expense	14	1,027	3	—	(17)	—	—	1,027
Depreciation and amortization	4,675	429	—	4,494	(113)	(32)	2,623	12,076
Other operating expenses	239,320	551	1,693	15,249	5,407	1,093	14,268	277,581
Impairment of owned communities, land parcels and intangibles	—	332	—	942	—	—	—	1,274
Income (loss) from operations	47,631	(2,581)	(1,595)	(3,993)	1,476	(795)	(15,357)	24,786
Interest income	81	102	98	59	—	—	(1)	339
Interest expense	100	141	—	1,244	3	—	405	1,893
Foreign exchange gain/(loss)	—	—	—	870	(45)	(700)	—	125
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(848)	—	—	—	—	(848)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	47,251	(7,889)	(2,345)	(4,522)	1,428	(1,493)	(14,653)	17,777

	For the Three Months Ended September 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$275,308	$802	$134	$84,957	$6,145	$453	$(6,310)	$361,489
Community expense	218	6	7	71,371	—	—	(5,093)	66,509
Development expense	(201)	3,471	58	11	476	7	(1,341)	2,481
Depreciation and amortization	1,904	430	—	4,209	147	28	3,474	10,192
Other operating expenses	271,082	2,071	2,186	15,788	6,829	976	12,614	311,546
Impairment of owned communities, land parcels and intangibles	—	861	—	2,247	—	—	—	3,108
Income (loss) from operations	2,305	(6,037)	(2,117)	(8,669)	(1,307)	(558)	(15,964)	(32,347)
Interest income	181	326	2	57	1	2	3	572
Interest expense	119	225	—	1,181	—	—	1,193	2,718
Foreign exchange gain/(loss)	—	—	—	2,717	74	(24)	—	2,767
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(4,613)	—	—	—	—	(4,613)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,932	(6,494)	(6,728)	(7,339)	(1,232)	(572)	(16,869)	(35,302)

	For the Nine Months Ended September 30, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$817,309	$(526)	$1,234	$268,234	$19,814	$1,062	$(19,416)	$1,087,711
Community expense	1,874	128	32	217,728	(4)	1	(20,118)	199,641
Development expense	66	3,258	3	5	82	1	—	3,415
Depreciation and amortization	6,455	1,286	—	13,329	42	—	8,106	29,218
Other operating expenses	735,355	1,384	4,360	45,473	16,024	3,018	31,661	837,275
Impairment of owned communities, land parcels and intangibles	—	2,865	—	1,768	—	—	—	4,633
Income (loss) from operations	73,559	(9,447)	(3,161)	(10,069)	3,670	(1,958)	(39,065)	13,529
Interest income	240	276	338	147	(76)	—	24	949
Interest expense	288	653	—	3,608	3	—	1,579	6,131
Foreign exchange gain/(loss)	—	—	—	945	(188)	(164)	—	593
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(3,189)	—	—	—	—	(3,189)

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	74,461	(19,003)	(6,012)	(13,144)	3,119	(2,214)	(38,256)	(1,049)

	For the Nine Months Ended September 30, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Germany Management Company	Unallocated Corporate and Eliminations	Total
Revenues	$827,741	$6,649	$1,594	$256,816	$19,534	$1,293	$(17,718)	$1,095,909
Community expense	1,500	(94)	34	209,767	32	(186)	(14,264)	196,789
Development expense	(417)	10,530	1,013	48	1,605	127	(2,522)	10,384
Depreciation and amortization	10,849	1,514	—	12,954	281	82	11,157	36,837
Other operating expenses	815,828	24,121	5,832	46,037	18,134	3,422	31,064	944,438
Impairment of owned communities, land parcels and intangibles	—	10,231	—	2,257	—	—	(165)	12,323
Income (loss) from operations	(19)	(39,653)	(5,285)	(14,247)	(518)	(2,152)	(42,988)	(104,862)
Interest income	305	1,098	2	179	8	8	(174)	1,426
Interest expense	165	653	—	3,610	—	13	3,166	7,607
Foreign exchange gain/(loss)	—	—	—	4,567	(301)	(43)	—	4,223
Sunrise’s share of income and return on investment in unconsolidated communities	—	—	9,362	—	—	—	—	9,362

Income (loss) before income taxes, discontinued operations, and noncontrolling interests	3,784	(30,176)	4,078	(13,912)	(1,167)	(2,330)	(45,605)	(85,328)

Adjusted Income (Loss) from Ongoing Operations

Adjusted income (loss) from ongoing operations is a measure of operating performance that is not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and should not be considered as a substitute for income/loss from operations or net income/loss. Adjusted income (loss) from ongoing operations is used by management to focus on cash generated from our ongoing operations and to help management assess if adjustments to current spending decisions are needed. Adjusted income (loss) is operating income (loss) less non-cash expenses including depreciation, write-off of capitalized projects, allowance for uncollectible receivables from owners, stock compensation expense and impairment of long-lived assets; and nonrecurring revenue and expenses including buyout fees, accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation, and restructuring costs.

The following table reconciles adjusted income from ongoing operations to loss from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) from operations	$24.8	$(32.3)	$13.5	$(104.9)
Buyout fees	(40.0)	—	(53.5)	—

Loss from operations excluding buyout fees	(15.2)	(32.3)	(40.0)	(104.9)
Non-cash expenses:
Depreciation and amortization	12.1	10.2	29.2	36.8
Write-off of capitalized project costs	—	0.7	—	14.1
Allowance for uncollectible receivables from owners	1.4	(0.1)	2.8	2.9
Stock compensation	0.9	0.8	2.9	2.8
Impairment of long-lived assets	1.3	3.1	4.6	12.3

Income (loss) from operations after adjustment for non-cash expenses	0.5	(17.6)	(0.5)	(36.0)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	0.3	1.1	0.7	3.5
Restructuring costs	1.2	9.0	11.2	25.9

Adjusted income (loss) from ongoing operations	$2.0	$(7.5)	$11.4	$(6.6)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Operating Revenue

Management fees

Management fees were $28.7 million in the third quarter of 2010 compared to $26.8 million in the third quarter of 2009, an increase of $1.9 million or 7.1%. This increase was primarily comprised of:

•	$1.4 million increase in incentive management fees;

•	$0.7 million increase from communities in the lease-up phase;

•	$0.4 million increase related to international communities; partially offset by

•	$0.3 million decrease as a result of terminated management contracts.

Buyout fees

Buyout fees were $40.0 million in the third quarter of 2010 as a result of the buyout of 27 management contracts. We received no buyout fees in 2009.

Resident fees for consolidated communities

Resident fees for consolidated communities were $90.3 million in the third quarter of 2010 compared to $85.0 million in the third quarter of 2009, an increase of $5.3 million or 6.2%. This increase was primarily comprised of:

•	$1.9 million increase from prior year nonrecurring charge to entrance fee income amortization;

•	$1.1 million increase from higher occupancy;

•	$1.0 million increase from increases in average daily rates; and

•	$1.3 million increase from one domestic and three Canadian communities in the lease-up phase.

Ancillary fees

Ancillary fees were comprised of the following:

	Three Months Ended September 30,
(In millions)	2010	2009
New York Health Care Services	$10.5	$9.7
Fountains Health Care Services	0.6	1.2
International Health Care Services	—	0.2

	$11.1	$11.1

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.8 million in both the third quarter of 2010 and 2009.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $212.4 million in the third quarter of 2010 compared to $237.8 million in the third quarter of 2009. The decrease of $25.4 million or 10.7% was due primarily to 39 fewer managed communities in the third quarter of 2010 than the third quarter of 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $66.6 million in the third quarter of 2010 compared to $66.5 million in the third quarter of 2009, an increase of $0.1 million or 0.2%. This increase was primarily comprised of:

•	$1.8 million increase from higher expenses in existing communities;

•	$0.4 million increase from the addition of three Canadian communities; partially offset by

•	$2.1 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010.

Community lease

Community lease expense decreased $0.1 million from $15.5 million in 2009 to $15.4 million in 2010 primarily related to a decrease in contingent rent.

Depreciation and amortization

The depreciation and amortization expense was $12.1 million in the third quarter of 2010 and $10.2 million in the third quarter of 2009, an increase of $1.9 million or 18.6%. The change in depreciation and amortization expense primarily relates to a net increase of $2.8 million of amortization expense primarily as a result of a change in the estimated lives of certain management contracts partially offset by a decrease in depreciation expense of $0.9 million.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Three Months Ended September 30,
(In millions)	2010	2009
New York Health Care Services	$10.0	$8.9
Fountains Health Care Services	0.6	1.3
International Health Care Services	—	0.2

	$10.6	$10.4

General, administrative and venture expense

General and administrative expense was $31.7 million in the third quarter of 2010 compared to $31.0 million in the third quarter of 2009, an increase of $0.7 million or 2.4%. This increase was primarily comprised of:

•	$3.5 million increase in legal and professional fees relating to our transactions with HCP and Ventas; partially offset by

•	$0.9 million decrease in salaries and bonuses as a result of our cost reduction program; and

•

$1.8 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help.

Development expense

Development expense was $1.0 million in the third quarter of 2010 compared to $2.5 million in the third quarter of 2009, a decrease of $1.5 million or 60.0%. This decrease was due to the fact that all communities previously under development were opened or abandoned in 2009. In 2010, the costs incurred related to carrying costs and the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $0.7 million of costs written off in the third quarter of 2009. In 2010, no project costs were written off.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation was $0.3 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $1.2 million in the third quarter of 2010 and $9.0 million in the third quarter of 2009. The reduction in restructuring costs was due primarily to the wind down of the restructuring plans.

Provision for doubtful accounts

The provision for doubtful accounts increased to $1.5 million during the third quarter of 2010 compared to $0.3 million during the third quarter of 2009 primarily due to reserves related to advances to ventures.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.2 million and $0.8 million for the third quarter of 2010 and 2009, respectively, related to a guarantee to fund certain amounts towards an expansion project for one of our joint ventures in 2010 and a construction cost overrun guarantee on a condominium project and a completion guarantee on an operating property in 2009.

Impairment of long-lived assets

Impairment of long-lived assets was $1.3 million in the third quarter of 2010 relating to one community, one land parcel and one condominium project. Impairment of long-lived assets was $3.1 million in the third quarter of 2009 relating to one operating community, one land parcel and two ceased development projects.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $216.7 million in the third quarter of 2010 compared to $242.9 million in the third quarter of 2009. The decrease of $26.2 million or 10.8% was due primarily to 39 fewer managed communities in the third quarter of 2010 than the third quarter of 2009.

Other Non-Operating Income and Expense

Total other non-operating (expense) income was $(1.1) million and $0.9 million for the third quarter of 2010 and 2009, respectively. The decrease in other non-operating (expense) income was primarily due to:

•	$0.7 million unrealized gain compared to a $0.1 million unrealized gain on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$0.1 million for net foreign exchange gains in 2010 compared to $2.8 million of net foreign exchange gains in 2009 which the following table details (in millions):

	Three Months Ended September 30,
	2010	2009
Canadian Dollar	$0.8	$2.7
British Pound	—	0.1
Euro	(0.7)	—

Total	$0.1	$2.8

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $0.7 million and $3.6 million for the third quarter of 2010 and 2009, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended September 30,
(in millions)	2010	2009
Sunrise’s share of losses in unconsolidated communities	$(1.6)	$(7.2)
Return on investment in unconsolidated communities	2.7	2.6
Impairment of investment	(1.9)	—

	$(0.8)	$(4.6)

The decrease in our share of loss in unconsolidated communities of $5.6 million was primarily due to smaller operating losses from our unconsolidated communities.

In September 2010, based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $5.7 million and $2.9 million for the third quarter of 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met. The increase in losses in 2010 is primarily the result of default interest being accrued on the loans for the condominium community. Notices of default on the loans were received in October 2009. In October 2010, we obtained a default waiver from the lender for one of the loans relating to $3.4 million of the accrued default interest.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.1 million and $1.1 million for the third quarter of 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (0.5)% and 3.1% for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations was $1.4 million and $(8.0) million for the three months ended September 30, 2010 and 2009, respectively. Discontinued operations consist primarily of our German communities, eight of which were under contract for sale or sold as of September 30, 2010; two communities which were sold in the first quarter of 2010; 22 communities which were sold in 2009; one community which was closed in 2009; our Greystone subsidiary which was sold in 2009; and our Trinity subsidiary which ceased operations in the fourth quarter of 2008.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Revenue

Management fees

Management fees were $81.4 million in the first nine months of 2010 compared to $84.3 million in the first nine months of 2009, a decrease of $2.9 million or 3.4%. This decrease was primarily comprised of:

•	$5.1 million decrease as a result of terminated management contracts;

•	$1.7 million decrease as a result of our agreement to settle certain management agreement disputes with one of our venture partners;

•	$1.2 million decrease as a result of contractual obligations to meet specified operating thresholds on two of our portfolios;

•	$0.6 million decrease in incentive management fees; partially offset by

•	$2.5 million increase related to international communities; and

•	$2.9 million increase from communities in the lease-up phase.

Buyout fees

Buyout fees were $53.5 million in the first nine months of 2010 as the result of the buyout of management contracts. We received no buyout fees in 2009.

Resident fees for consolidated communities

Resident fees for consolidated communities were $268.3 million in the first nine months of 2010 compared to $257.0 million in the first nine months of 2009, an increase of $11.3 million or 4.4%. This increase was primarily comprised of:

•	$4.8 million increase from increases in average daily rates;

•	$5.1 million increase from one domestic and three Canadian communities in the lease-up phase;

•	$1.9 million increase from prior year nonrecurring charge to entrance fee income amortization; partially offset by

•	$0.5 million decrease from lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

	Nine Months Ended September 30,
(In millions)	2010	2009
New York Health Care Services	$30.5	$28.6
Fountains Health Care Services	2.0	3.9
International Health Care Services	—	1.6

	$32.5	$34.1

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $3.5 million in the first nine months of 2010 compared to $11.3 million in the first nine months of 2009, a decrease of $7.8 million or 69.0%. This decrease was primarily comprised of:

•	$1.7 million decrease in international fees; and

•	$6.1 million decrease in domestic design and development fees from the reduction of domestic projects from 15 communities in 2009 to none in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $648.5 million in the first nine months of 2010 compared to $709.2 million in the first nine months of 2009. The decrease of $60.7 million or 8.6% was due primarily to 39 fewer managed communities in the first nine months of 2010 than the first nine months of 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $199.6 million in the first nine months of 2010 compared to $196.8 million in the first nine months of 2009, an increase of $2.8 million or 1.4%. This increase was primarily comprised of:

•	$5.1 million increase from higher expenses in existing communities;

•	$2.3 million increase from the addition of three Canadian communities and one domestic community; partially offset by

•	$4.5 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010.

Community lease

Community lease expense increased $0.4 million from $44.6 million in 2009 to $45.0 million in 2010 primarily related to rent associated with one ceased development project in 2010.

Depreciation and amortization

The depreciation and amortization expense was $29.2 million in the first nine months of 2010 and $36.8 million in the first nine months of 2009, a decrease of $7.6 million. The change in depreciation and amortization expense primarily related to a net decrease of $4.4 million of amortization expense primarily as a result of a change in the estimated lives of certain management contracts and a decrease of $3.2 million in depreciation expense.

Ancillary expenses

Ancillary expenses were comprised of the following:

	Nine Months Ended September 30,
(In millions)	2010	2009
New York Health Care Services	$28.5	$26.5
Fountains Health Care Services	2.0	3.6
International Health Care Services	—	1.8

	$30.5	$31.9

General, administrative and venture expense

General and administrative expense was $94.1 million in the first nine months of 2010 compared to $90.9 million in the first nine months of 2009, an increase of $3.2 million or 3.5%. This increase was primarily comprised of:

•	$11.6 million increase related to legal and professional fees associated with the HCP litigation and our transactions with HCP and Ventas; partially offset by

•	$6.6 million decrease in salaries and bonuses as a result of our cost reduction program;

•

$0.4 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help;

•	$1.3 million decrease in costs related to our executive deferred compensation plan and other benefits and taxes.

Development expense

Development expense was $3.4 million in the first nine months of 2010 compared to $10.4 million in the first nine months of 2009, a decrease of $7.0 million or 67.3%. This decrease was due to all communities previously under development were opened or abandoned in 2009. In 2010, the costs incurred related to carrying costs and the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $14.1 million of costs written off in 2009. In 2010, no project costs were written off.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $0.7 million in the first nine months of 2010 compared to $3.5 million in the first nine months of 2009. The stockholder litigation was settled in the second quarter of 2009. The SEC investigation was settled in July 2010 subject to court approval.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $11.2 million in the first nine months of 2010 and $25.9 million in the first nine months of 2009. The reduction in restructuring costs was due primarily to the wind down of the restructuring plans.

Provision for doubtful accounts

The provision for doubtful accounts decreased to $3.4 million during the first nine months of 2010 compared to $11.2 million during the first nine months of 2009. In 2009, we took a reserve of $8.2 million related to advances to a venture and an operating deficit guarantee for Aston Gardens.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.5 million and $1.5 million for the first nine months of 2010 and 2009, respectively. In 2010, the loss related to construction cost overrun guarantees on a condominium project and a guarantee to fund certain amounts towards an expansion project for one of our joint ventures. In 2009, the loss related to the condominium project mentioned and a completion guarantee on an operating property.

Impairment of long-lived assets

Impairment of long-lived assets was $4.6 million in the first nine months of 2010 relating to four land parcels, one operating community, one condominium project and two ceased development projects. Impairment of long-lived assets was $12.3 million in the first nine months of 2009 relating to four operating communities, six land parcels and two ceased development projects.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $651.9 million in the first nine months of 2010 compared to $720.9 million in the first nine months of 2009. The decrease of 9.6% was due primarily to 39 fewer managed communities in the first nine months of 2010 compared to the first nine months of 2009.

Other Non-Operating Income and Expense

Total other non-operating expense was $3.8 million and $1.0 million for the first nine months of 2010 and 2009, respectively. The increase in other non-operating expense was primarily due to:

•	$0.5 million decrease in interest income;

•	$1.5 million decrease in interest expense;

•	$0.4 million gains on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$0.6 million for net foreign exchange gains in 2010 compared to $4.2 million of net foreign exchange gains in 2009 detailed in the following table (in millions):

	Nine Months Ended September 30,
	2010	2009
Canadian Dollar	$0.9	$4.6
British Pound	(0.2)	(0.3)
Euro	(0.1)	(0.1)

Total	$0.6	$4.2

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $2.9 million and $20.3 million for the first nine months of 2010 and 2009, respectively. The gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Nine Months Ended September 30,
(in millions)	2010	2009
Sunrise’s share of (losses) earnings in unconsolidated communities	$(0.9)	$2.7
Return on investment in unconsolidated communities	7.6	8.4
Impairment of equity investments	(9.9)	(1.7)

	$(3.2)	$9.4

The decrease in our share of earnings in unconsolidated communities of $3.6 million was primarily due to our UK venture, in which we have a 20% interest, selling two communities and three communities to a venture in which we have a 10% interest for the nine months ended September 30, 2010 and 2009, respectively. As a result of the sales, the venture recorded gains of which we recognized $4.6 million and $19.0 million for our equity interest in the earnings for the nine months ended September 30, 2010 and 2009, respectively. The loss of earnings from the lower gains was partially offset by lower operating losses from the ventures in 2010 compared to 2009.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $1.1 million lower in 2010 than 2009. During the first nine months of 2010, the expiration of contractual obligations resulted in the recognition of $0.3 million of gain.

In September 2010, based on an event of default under the loan agreement of a venture in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million.

During the second quarter of 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million.

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

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $10.5 million and $9.2 million for the first nine months of 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met. The increase in losses in 2010 is primarily the result of default interest being accrued on the loans for the condominium community. Notices of default on the loans were received in October 2009. In October 2010, we obtained a default waiver from the lender for one of the loans relating to $3.4 million of the accrued default interest.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes allocated to continuing operations was $(1.2) million and $1.6 million for the first nine months of 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (114.1)% and (1.9)% for the nine months ended September 30, 2010 and 2009, respectively, primarily relating to tax contingencies and state income taxes. As of September 30, 2010, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Discontinued operations was $52.7 million and $(60.5) million for the nine months ended September 30, 2010 and 2009, respectively. Discontinued operations consist primarily of our German communities, eight of which were under contract for sale or sold as of September 30, 2010; two communities which were sold in the first quarter of 2010; 22 communities which were sold in 2009; one community which was closed in 2009; our Greystone subsidiary which was sold in 2009; and our Trinity subsidiary which ceased operations in the fourth quarter of 2008. In 2010, we recognized a gain of $54.6 million related to the German debt restructuring which is included in discontinued operations.

Segment Analysis – Third Quarter 2010 to Third Quarter 2009

Overview

We have six operating segments for which operating results are regularly reviewed by our chief operating decision makers. We continue to evaluate our business and our presentation of the various segments that comprise our business. Accordingly, in the future we may change and/or refine our operating segments to present meaningful information to our chief operating decision makers.

The following analysis compares the third quarter 2010 operating results of our segments to the third quarter 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of management fees, revenue from reimbursed costs and costs incurred on behalf of managed communities and revenue and expenses from our New York Dignity and Fountains Home Health operations. Revenue was $292.6 million in 2010 compared to $275.3 million in 2009, an increase of $17.3 million or 6.3% due primarily to buyout fees of $40.0 million partially offset by three fewer communities managed and three home health units no longer operating. Operating expenses were $245.0 million in 2010 compared to $273.0 million in 2009, a decrease of $28.0 million or 10.3%. The decrease in expenses was primarily due to three fewer communities managed, three home health units no longer operating and overhead cost reductions.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. Revenue decreased $1.0 million and development expense decreased $2.4 million as there was no development activity in 2010 compared to 2009. Other operating expenses decreased $2.0 million due to a decrease in the write-off of capitalized project costs and restructuring costs for positions eliminated in 2009.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of our proportionate share of revenue and expenses generated from our equity method investments. The decrease in the loss from this segment of $4.4 million in 2010 compared to 2009 relates primarily to incrementally smaller operating losses from the ventures and receipt of a cash distribution which increased equity in earnings in 2010.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $90.3 million in 2010 compared to $85.0 million in 2009, an increase of $5.3 million or 6.2%. The increase was due to an increase in the average daily rate and higher occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our wholly owned/leased communities. Operating expense was $94.3 million in 2010 compared to $93.6 million in 2009, an increase of $0.7 million or 0.7%. This increase was due primarily to higher costs at the communities.

United Kingdom

United Kingdom (“UK”) operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s revenue increased $0.6 million from $6.1 million in 2009 to $6.7 million in 2010 primarily due to an increase in management fees as a result of two additional communities under management in 2010.

UK development expense decreased $0.5 million in 2010 from $0.5 million in 2009 to zero in 2010 due to the ceasing of all development activity in the UK. This segment’s other operating expenses decreased $1.4 million from $6.8 million in 2009 to $5.4 million in 2010 primarily due to decrease in salaries and other general and administrative costs as part of our overall cost reduction program.

UK net income was $1.4 million in 2010 compared to a loss of $1.2 million in 2009, an increase of $2.6 million due to the items discussed above.

German Management Company

German Management Company’s net loss was $1.5 million in 2010 compared to a loss of $0.6 million in 2009, an increase of $0.9 million. This increase in loss was due to a $0.7 million increase in foreign exchange losses and a $0.2 million reduction in management fee revenue in the third quarter of 2010 resulting from the sale of the German communities.

Unallocated Corporate and Eliminations

Net loss from the Unallocated Corporate and Eliminations segment decreased $2.2 million in 2010 compared to 2009. This lower loss was primarily due to lower depreciation and amortization expense from assets becoming fully depreciated and a decrease in interest expense on our loans.

Segment Analysis – First Nine Months of 2010 to First Nine Months of 2009

The following analysis compares the first nine months of 2010 operating results of our segments to the first nine months of 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of management fees, revenue from reimbursed costs and costs incurred on behalf of managed communities and revenue and expenses from our New York Dignity and Fountains Home Health operations. Revenue was $817.3 million in 2010 compared to $827.7 million in 2009, a decrease of $10.4 million or 1.3% due primarily to 39 fewer communities managed, three home health units no longer operating partially offset by buyout fees of $53.5 million. Operating expenses were $743.8 million in 2010 compared to $827.8 million in 2009, a decrease of $84.0 million or 10.1%. The decrease in expenses was due primarily to 39 fewer communities managed, three home health units no longer operating and overhead cost reductions.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. Revenue decreased $7.2 million and development expense decreased $7.3 million as there was no development activity in 2010 compared to 2009. Other operating expenses decreased $30.1 million due to a decrease in the write-off of capitalized project costs and restructuring costs for positions eliminated in 2009.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of our proportionate share of revenues and expenses generated from our equity method investments. The decrease of $10.1 million in income from this segment in 2010 compared to 2009 relates primarily to an increase in impairment charges of $8.1 million including the $5.5 million impairment related to our cost method investment and a decrease in equity in earnings from 2009 due to sales of communities by a venture.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $268.2 million in 2010 compared to $256.8 million in 2009, an increase of $11.4 million or 4.4%. The increase was due to an increase in the average daily rate, partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our wholly owned/leased communities. Operating expense was $278.3 million in 2010 compared to $271.1 million in 2009, an increase of $7.2 million or 2.7%. This increase was due primarily to higher costs at the communities.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s revenue increased $0.3 million from $19.5 million in 2009 to $19.8 million in 2010 primarily due to:

•

$3.4 million increase in management fees and reimbursed costs incurred on behalf of managed communities due to two additional communities under management and the continued lease up of five communities that opened in 2009; partially offset by

•	$1.7 million decrease in ancillary fees due to the sale of three communities since 2009; and

•	$1.4 million decrease in development fees due to the ceasing of all development activity in the UK.

UK development expense decreased $1.5 million in 2010 from $1.6 million in 2009 to $0.1 million in 2010 due to the ceasing of all development activity in the UK. This segment’s other operating expenses decreased $2.1 million from $18.1 million in 2009 to $16.0 million in 2010 primarily due to:

•	$1.7 million decrease in ancillary fees due to the sale of three communities since 2009;

•	$1.8 million decrease in salaries and other general and administrative costs as part of our overall cost reduction program; partially offset by

•	$1.4 million increase in costs incurred on behalf of managed communities due to two additional communities under management and the continued lease-up of five communities that opened in 2009.

UK net income was $3.1 million in 2010 compared to a loss of $1.2 million in 2009, an increase of $4.3 million due to the items discussed above and a decrease in foreign exchange losses of $0.1 million in 2010 due to the strengthening of the U.S. dollar against the British pound.

German Management Company

German Management Company’s net loss was $2.2 million in 2010 compared to a loss of $2.3 million in 2009, a decrease of $0.1 million. This decrease was primarily due to the wind down of operations in Germany.

Unallocated Corporate and Eliminations

Net loss from the Unallocated Corporate and Eliminations segment decreased $7.3 million in 2010 compared to 2009. This lower loss was primarily due to lower depreciation and amortization expense from assets becoming fully depreciated and a decrease in interest expense on our loans.

Liquidity and Capital Resources

Overview

We had $41.5 million and $39.3 million of unrestricted cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility. As a result, we have financed our operations primarily with cash generated from operations and the buyout of management contracts. We believe that our operations and sales of assets will generate sufficient cash to meet our obligations into 2011.

We have significantly reduced our debt during the nine months ended September 30, 2010, from $440.2 million at the beginning of the year to $267.2 million at September 30, 2010 as discussed in more detail below. Subsequent to quarter end, an additional $77.3 million of debt relating to our German communities was repaid following the release of liens on the related assets and the sale of our last remaining German community. Also, the remaining balance outstanding under our Bank Credit Facility was fully repaid.

During the remainder of 2010 and in 2011, we intend to sell the liquidating trust assets and our remaining encumbered land parcels, the proceeds of which will be used to pay off the related debt. In October 2010, we entered into an agreement with Ventas to sell our venture interests for approximately $41.5 million. This transaction is expected to occur before the end of 2010 and we intend to use a portion of these proceeds to further pay down our debt obligations and extend the terms of debt coming due in 2011.

Debt

At September 30, 2010 and December 31, 2009, we had $267.2 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 2.07% and 2.87%, respectively, as follows (in thousands):

	September 30, 2010	December 31, 2009
Community mortgages	$95,602	$112,660
German community mortgages, at fair value as of September 30, 2010 (1)	77,257	196,956
German land parcel (1)	—	1,724
Liquidating trust notes, at fair value (1)	42,280	—
Bank Credit Facility	8,125	33,728
Land loans	8,627	33,327
Other (1)	5,588	25,557
Variable interest entity	22,510	23,225
Margin loan (auction rate securities)	7,204	13,042

	$267,193	$440,219

(1)	See below for further information regarding the debt related to the German communities and liquidating trust.

Of the outstanding debt at September 30, 2010, we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $265.8 million of variable rate debt with a weighted average interest rate of 2.05%. We also had $16.5 million and $19.4 million of letters of credit outstanding under the Bank Credit Facility at September 30, 2010 and December 31, 2009, respectively.

During 2010, we have renegotiated the majority of our debt agreements. Of our total debt of $267.2 million, $1.4 million was in default as of September 30, 2010. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term. For debt that is not in default, we have scheduled debt maturities as of September 30, 2010 as follows (in thousands):

	4th Qtr. 2010	1st Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2011	4th Qtr. 2011	Thereafter	Total
Bank Credit Facility	$—	$—	$—	$—	$8,125	$—	$8,125
German community mortgages (1)	77,257	—	—	—	—	—	77,257
Community mortgages	99	99	45,471	99	28,813	21,021	95,602
Liquidating trust note	—	—	—	—	—	42,280	42,280
Other	736	368	736	368	736	2,644	5,588
Land loans	1,720	—	—	—	6,907	—	8,627
Variable interest entity	—	365	—	375	—	20,405	21,145
Margin loan (auction rate securities)	—	—	—	—	—	7,204	7,204

	$79,812	$832	$46,207	$842	$44,581	$93,554	$265,828

(1)	Estimated maturity date based on restructuring and asset sales agreements.

In the first nine months of 2010, we used $46.3 million of proceeds from the buyout of management contracts to pay down our Bank Credit Facility and other debt (see Note 7). As of November 1, 2010, we paid off the remaining balance on our Bank Credit Facility using the additional proceeds received from HCP (see Note 7). Also as of November 1, 2010, $77.3 million of German community mortgages were repaid as discussed in more detail below.

Germany Venture

We owned nine communities (two of which had been closed in 2009) in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default on the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements also stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit and principal repayment agreements until the earliest of the occurrence of certain other events relating to the loans.

In late 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

The restructuring agreement provided that the electing lenders would release and discharge us from certain claims they may have had against us. We issued to the electing lenders 4.2 million shares of our common stock, their pro rata share of up to 5 million shares of our common stock which would have been issued if all eligible lenders had become electing lenders. The fair value of the 4.2 million shares at the time of issuance was $11.1 million. In addition, we granted mortgages for the benefit of all electing lenders on certain of our unencumbered North American properties (the “liquidating trust”).

In April 2010, we executed the definitive documentation with the electing lenders. During the second quarter of 2010, we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below.

As part of the restructuring agreement, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold four assets for gross proceeds of approximately $14.0 million with an aggregate appraised value of $14.5 million through September 30, 2010. As of September 30, 2010, the electing lenders have received net proceeds of $11.5 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries with respect to that community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.6 million on the consolidated balance sheet will be accreted to the note’s stated amount over the remaining term of the note. In the second quarter of 2010, we recorded a gain of approximately $8 million in connection with this transaction which is included in discontinued operations in our consolidated statements of operations.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale was made for the account of our German lenders as contemplated by our restructuring agreements discussed above. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which would be paid directly to the German lenders. In August 2010, we closed into escrow the sale of the real property and certain related assets of seven of our nine German communities. Title would transfer to the buyer and the assets would be released from escrow upon removal of certain liens encumbering the property. These assets and related mortgage liabilities would remain on our balance sheet and would be removed as legal title transferred. As of November 1, 2010, liens have been discharged on the remaining seven communities and we have removed $66.0 million in assets and $66.0 million of mortgage liabilities from our balance sheet during the fourth quarter of 2010. The consideration for the Wiesbaden property was paid to the lender that held a lien on the property and we have removed the property and related debt from our balance sheet as of September 30, 2010.

In addition to the restructuring agreements, in the first quarter of 2010, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provided that 90 days after the payment date, we would be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we would be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse would be limited to the assets owned by the German subsidiaries. During the third quarter of 2010, we were released from these obligations and we recorded a gain of approximately $2.7 million which is included in discontinued operations in our consolidated statements of operations. As of November 1, 2010, we closed on the sale of this community and we have removed $11.3 million in assets and $11.3 million of mortgage liabilities from our balance sheet during the fourth quarter of 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of September 30, 2010, the restructured loans for the remaining eight German communities and the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points to including the value of the underlying collateral. The restructured mortgages for the German communities are non-recourse to us and are secured only by the value of the underlying collateral.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in the first quarter of 2010. During the first quarter of 2010, we recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Bank Credit Facility

In August 2010, we entered into the Fourteenth Amendment to our Bank Credit Facility. The amendment, among other matters, extends the maturity date of the Bank Credit Facility to December 2, 2011 from December 2, 2010. In connection with the amendment, we made a $15.0 million principal repayment and assigned to the lenders all right, title and interest to future payments in connection with the HCP, Inc. (“HCP”) transaction (see Note 7) and agreed to pay $10 million (or the amount outstanding under the loans, if less) in principal one year after the effective date of the amendment to the extent not previously paid from the future HCP payments. As of November 1, 2010, we paid off the remaining balance using the additional proceeds received from HCP (see Note 7). We are still unable to draw against the Bank Credit Facility.

Mortgage Financing

In August 2010, we amended a loan secured by property. The amendment provided for a $5 million principal repayment, extended the maturity date to December 2, 2011 and amended the occupancy calculation covenant. The loan balance at September 30, 2010 is $29.2 million.

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. In August 2010, we further amended this loan with respect to the two land parcels. This portion of the amendment provided for a $5.0 million principal repayment, extended the maturity date to December 1, 2011 and waived defaults under the loan agreement. We also further amended the loan with respect to the operating community. This portion of the amendment provided for a $15.0 million principal repayment, extended the maturity date to June 1, 2013, released Sunrise as a guarantor, reset the interest rate to LIBOR plus 3% until May 31, 2012 (with an all-in floor of 3.5%) and increased the interest rate from June 1, 2012 to June 1, 2013 to LIBOR plus 4% (with an all-in floor of 4.5%), instituted a cash sweep of all excess cash at the property and eliminated all operating covenants.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $3.6 billion with near-term scheduled debt maturities of $0.6 billion in 2010 and $0.6 billion in 2011. Of this $3.6 billion of debt, there is $0.6 billion of long-term debt that is in default as of September 30, 2010. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $3.6 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

Certain of these ventures have financial covenants that are based on the consolidated results of Sunrise. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. Events of default under venture debt could allow the financial institutions who have extended credit to seek acceleration of the loans.

Buyout of Management Contracts

In August 2010, we entered into a settlement and restructuring agreement with HCP regarding certain senior living communities owned by HCP and operated by us. Pursuant to the agreement, we gave HCP the right to terminate us as manager of 27 communities owned by HCP. The agreement also provided for the release of all claims between HCP, ourselves and third party tenants including the settlement of litigation already commenced (see Note 11). Upon signing the agreement, HCP made a cash payment to us of $40.0 million with an additional $10.0 million to be paid upon transition of the communities to a new third party operator. During the third quarter of 2010, we recognized the $40.0 million as buyout fee revenue in our consolidated statement of operations. In addition, we recognized $8.6 million of amortization expense relating to management contract intangible assets for these communities from August through October 2010. The initial $40.0 million payment was used to pay down our Bank Credit Facility and various other debt obligations (see Note 6).

As of November 1, 2010, the management of all 27 communities have been transitioned to the new third party operator and HCP has paid us the remaining $10.0 million. These monies were primarily used to pay down the remaining balance on our Bank Credit Facility.

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

Guarantees

See Note 11, Commitments and Contingencies, for a discussion of other guarantees outstanding at September 30, 2010.

Cash Flows

Net cash provided by operating activities was $46.7 million and $38.8 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $7.9 million. This change in cash provided by operations was primarily due to better operating results providing $75.1 million in cash primarily from $53.5 million of buyout fee revenue partially offset by a reduction in cash provided by working capital of $46.3 million, an increase in cash used by discontinued operations of $16.0 million and a reduction in operating distributions from unconsolidated communities of $4.9 million.

Net cash provided by investing activities was $63.9 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $59.5 million. The change in cash provided by investing activities was primarily due to a decrease in capital expenditures of $8.6 million, an increase in proceeds from the disposition of assets of $8.6 million, a decrease in restricted cash of $10.8 million, and a $27.8 million increase in cash provided by discontinued operations.

Net cash used in financing activities was $108.3 million and $29.3 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $79.0 million. This change was primarily due to an increase in net debt repayments of $62.3 million and an increase of $16.0 million in cash used in discontinued operations.

Amendments to the Accounting Standards Codification

See Note 2, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification in the first nine months of 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued amendments, which we do not expect or have not yet evaluated whether the new amendments will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended September 30, 2010 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 – July 31, 2010	—	—	—	—
August 1 – August 31, 2010	—	—	—	—
September 1 – September 30, 2010	129	$3.53	—	—

Total	129	$3.53	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November 2010.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/S/ JULIE A. PANGELINAN
Julie A. Pangelinan
Chief Financial Officer

/S/ C. MARC RICHARDS
C. Marc Richards
Chief Accounting Officer

INDEX OF EXHIBITS

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	Settlement and Restructuring Agreement by and among HCP, Inc. and the Landlords as set forth therein and Sunrise Senior Living, Inc. and the Operators set forth therein, dated as of August 31, 2010.	8-K	September 3, 2010	10.1

10.2	Fourteenth Amendment to Credit Agreement, dated August 31, 2010, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	September 3, 2010	10.2

10.3	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	September 3, 2010	10.3

10.4	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	September 3, 2010	10.4

10.5	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan A), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as gent for the lender party thereto.	8-K	September 3, 2010	10.5

10.6	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	September 3, 2010	10.6

10.7	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.7

10.8	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan B), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.8

10.9	Third Amendment to Deed of Trust Note B (Loan B), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.9

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.