Form 10-K
period 2010-12-31
SUNRISE SENIOR LIVING INC
filed 2011-02-25
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of $2.78 per share on the New York Stock Exchange on June 30, 2010 was $144.5 million. Solely for the purposes of this calculation, all directors and executive officers of the registrant are considered to be affiliates.

The number of shares of Registrant’s Common Stock outstanding was 56,453,192 at February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our 2011 annual meeting proxy statement are incorporated by reference into Part III of this report.

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

•	the risk that we may be unable to reduce expenses and generate positive operating cash flows;

•	the risk of future obligations to fund guarantees to some of our ventures and lenders to the ventures;

•	the risk of further write-downs or impairments of our assets;

•	the risk that we are unable to obtain waivers, cure or reach agreements with respect to existing or future defaults under our loan, venture and construction agreements;

•	the risk that we will be unable to repay, extend or refinance our indebtedness as it matures, or that we will not comply with loan covenants;

•

the risk that our ventures will be unable to repay, extend or refinance their indebtedness as it matures, or that they will not comply with loan covenants creating a foreclosure risk to our venture interest and a termination risk to our management agreement;

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that we are unable to extend leases on our operating properties at expiration, in some cases, the expiration is as early as 2013;

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk from competition and our response to pricing and promotional activities of our competitors;

•	the risk of not complying with government regulations;

•	the risk of new legislation or regulatory developments;

•	the risk of changes in interest rates;

•	the risk of unanticipated expenses;

•

the risks of further downturns in general economic conditions including, but not limited to, financial market performance, downturns in the housing market, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general;

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

At December 31, 2010, we operated 319 communities, including 277 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,200. Of the 319 communities that we operated at December 31, 2010, ten were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, 137 were owned in unconsolidated ventures and 144 were owned by third parties.

In 2010, we (i) sold our German communities, (ii) executed debt restructuring agreements with the German lenders, (iii) sold land parcels, (iv) sold our venture interests in certain communities to Ventas, Inc. (“Ventas”), (v) modified, extended and amended certain venture and management agreements, and (vi) entered into management agreement buyouts. We used the majority of the proceeds from these transactions to reduce outstanding indebtedness. As a result of these management agreement buyouts, we have been terminated as manager on 32 communities. We earned $13.0 million, $17.2 million and $17.7 million of management fees from the 32 terminated communities in 2010, 2009 and 2008, respectively. We will not earn these fees in 2011 and thereafter. We will continue to seek ways to reduce our corporate overhead in an attempt to offset our reduced management fee income.

Our net income attributable to common shareholders in 2010 was $99.1 million which included $63.3 million of buyout fees and $68.5 million of income from discontinued operations. Due to the non-recurring nature of these items, we do not expect to earn this level of net income in the foreseeable future. A significant portion of our ongoing management fee income (refer to Note 19) is heavily concentrated with four business partners.

Our focus in 2010 and into 2011 is on: (1) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

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

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually. Fees for additional care are applied when a change in care arises.

Basic Assisted Living

Our basic assisted living program includes:

•	assistance with activities of daily living, such as eating, bathing, dressing, personal hygiene and grooming;

•	three meals per day served in a common dining room;

•	coordination of special diets;

•	emergency call systems in each unit;

•	transportation to stores and community services;

•	assistance with coordination of medical services;

•	health promotion and related programs;

•	housekeeping services; and

•	social and recreational activities.

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

Assisted Living Extended Levels of Care

We also offer various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. We charge an additional daily fee based on increased staff hours of care and services provided. These extended levels of care allow us, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a community that offers more intensive services.

Reminiscence Care

We believe our Reminiscence neighborhoods distinguish us from many other senior living providers. Our Reminiscence neighborhoods provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease and other cognitive impairments. Trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 24.2% of our residents participated in the Reminiscence program on December 31, 2010.

Independent Living and Skilled Nursing

In some of our communities, we offer independent living for residents, and in other communities, we offer skilled nursing care. Independent living offers the privacy and freedom of home combined with the convenience and security of on-call assistance and a lower maintenance housing environment. Skilled nursing care offers a range of therapies and nursing services to promote our residents’ well-being.

Other Services

While we serve the vast majority of a resident’s needs with our own staff, some services, such as hospice care, physician care, infusion therapy, physical and speech therapy and other ancillary care services may be provided to residents in our communities by third parties. Our staff members can assist residents in locating qualified providers for such health care services.

Managed Communities

In addition to communities we manage for ourselves, we manage 137 communities in which we have a minority ownership interest and 144 communities for third-party owners.

As of December 31, 2010, we managed 79 communities for Ventas, 46 communities for HCP, Inc. (“HCP”), 35 communities for a privately owned capital partner and 32 for another partner.

Our management agreements have initial terms ranging from five to 30 years with various performance conditions and have management fees usually ranging from five to eight percent of community revenues. However, with respect to our amended and restated management agreements with Ventas, our management fee will be reduced to 3.75 percent of community revenues during 2011. In addition, in certain management agreements, we have the opportunity to earn incentive management fees based on monthly or annual operating results. As a result of these management agreement buyouts, we have been terminated as manager on 32 communities. We earned management fees of $13.0 million, $17.2 million and $17.7 million from the 32 terminated communities in 2010, 2009 and 2008, respectively. We will not earn these fees in 2011 and thereafter.

The following table details our management agreements (management fee revenue in thousands):

Remaining Contract Term (1)(In years)	Number of Communities	2010 Management Fee Revenue	Weighted Average Management Fee Percent
0-5	14	$6,687	5.32%
6-10	1	64	2.96%
11-15	5	1,237	5.38%
16-20	57	19,891	5.72%
20+	204	65,546	6.89%
Sold/Terminated in 2009 and 2010	N/A	14,407	6.23%

	281	$107,832	6.41%

(1)	Although our management agreements have stated maturity dates, all of the agreements have provisions that allow early termination if certain conditions are not met.

Investment in Ventures

We have investments in 25 ventures with ownership interests ranging from 10% to 50%. Our weighted average ownership percentage in our unconsolidated ventures, including our investments accounted for under the profit sharing method, is approximately 13.6% based on total assets as of December 31, 2010. These ventures own 137 senior living communities. We earned $49.3 million in management fees from these ventures, contributed $5.8 million in capital and received $36.2 million in distributions, including returns of capital, in 2010.

These ventures are leveraged and have total debt of $2.8 billion with near-term scheduled debt maturities of $0.7 billion in 2011. Of this $2.8 billion of debt, there is $0.3 billion of debt that is in default as of December 31, 2010. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity.

The following table summarizes certain key information regarding our ventures:

SUNRISE UNCONSOLIDATED VENTURES AS OF DECEMBER 31, 2010

	Ownership Percentage (4)	Number of Communities Owned	Management Fees Earned (000s)
Ventures owning one community (1)	10.00% - 50.00%	8	$2,269
SunVest, LLC	30.00%	2	542
Metropolitan Senior Housing, LLC	25.00%	12	4,326	(5)
Cheswick & Cranberry, LLC	25.00%	2	411
Master MorSun, LP/MorSun Tenant LP (2)	20%/50%	7	2,737
Master MetSun, LP	20.00%	11	3,146
Master MetSun Two, LP	20.00%	13	4,404
Master MetSun Three, LP	20.00%	3	1,027
AL U.S. Development Venture, LLC	20.00%	15	5,824
Sunrise HBLR, LLC	20.00%	4	1,695	(5)
PS UK Investment (Jersey) LP	20.00%	3	1,046
PS UK Investment II (Jersey) LP	16.90%	2	932
Sunrise First Euro Properties LP	20.00%	5	2,329
Master CNL Sun Dev I, LLC	20.00%	4	1,289
Sunrise Third Senior Living Holdings, LLC (3)	10.00%	29	9,646
Dawn Limited Partnership	9.81%	17	7,718

		137	$49,341

(1)	Includes investments accounted for under the profit sharing method of accounting. Accordingly, we eliminate any management fees earned from these ventures.
(2)	We own a 50% interest in MorSun Tenant LP; however, our economic ownership in the venture is our 20% interest in Master MorSun, LP.
(3)	In January 2011, we increased our ownership percentage from 10% to 40% and the venture was recapitalized.
(4)	In certain situations, our share of cash distributions, profits or losses, are not equal to our ownership percentage.
(5)	Metropolitan Senior Housing, LLC and HBLR, LLC lease the communities to MSH Operating, LLC and HBLR Operating, LLC, respectively. These amounts include management fees paid to us by the tenant.

2010 Property Information

On December 31, 2010, we operated 319 senior living communities with a unit capacity of approximately 31,200. We manage communities that we own or lease, communities in which we have an ownership interest and communities owned by third parties.

The following tables summarize our portfolio of operating communities on December 31, 2010. “Total Unit Capacity” means the number of units that can be occupied in a community. While most of our units are single-occupancy, we do have a number of semi-private rooms, particularly in our skilled nursing and Reminiscence areas.

	Number of Communities
	Wholly Owned	Leased	Consolidated Venture and Variable Interest Entity	Unconsolidated Ventures	Managed	Total
Beginning number
December 31, 2009	20	26	2	201	135	384
Terminations/Sales/
Closures	(10)	—	—	(4)	(49)	(63)
Transfers/Other adjustments(1)	—	—	—	(60)	58	(2)

Ending number
December 31, 2010	10	26	2	137	144	319

	Total Unit Capacity
	Wholly Owned	Leased	Consolidated Venture and Variable Interest Entity	Unconsolidated Ventures	Managed	Total
Beginning number
December 31, 2009	1,562	5,673	508	16,194	16,416	40,353
Terminations/Sales/
Closures	(824)	—	—	(481)	(7,803)	(9,108)
Transfers/Other adjustments(1)	12	—	—	(4,726)	4,639	(75)

Ending number
December 31, 2010	750	5,673	508	10,987	13,252	31,170

(1)	58 communities were moved from unconsolidated ventures to managed as a result of the sale of a venture interest.

2010 Operating Communities

	Number of Communities			Total Unit Capacity
Location	Consolidated	Unconsolidated Ventures	Managed	Consolidated	Unconsolidated Ventures	Managed
Arizona	2	3	1	233	298	79
California	8	22	13	857	1,595	1,534
Colorado	—	4	4	—	402	326
Connecticut	—	—	2	—	—	199
District of Columbia	1	—	1	100	—	172
Delaware	—	1	—	—	69	—
Florida	5	1	1	1,687	80	150
Georgia	—	3	8		231	868
Illinois	1	8	13	321	600	1,055
Indiana	—	1	—	—	140	—
Kansas	—	3	1	—	223	152
Kentucky	—	1	—	—	80	—
Louisiana	—	2	3	—	151	150
Maryland	2	3	9	491	529	979
Maine	—	1	—	—	180	—
Massachusetts	—	8	2	—	513	157
Michigan	—	6	7	—	372	534
Minnesota	—	3	7	—	214	536
Missouri	—	1	2	—	74	152
Nebraska	—	—	1	—	—	150
Nevada	—	1	—	—	79	—
New Jersey	2	8	15	495	563	1,433
New York	—	8	7	—	604	597
North Carolina	—	1	6	—	74	658
Ohio	6	2	5	357	98	382
Pennsylvania	2	10	6	611	725	500
Tennessee	—	—	1	—	—	113
Texas	1	4	1	145	386	77
Utah	—	1	1	—	134	79
Virginia	5	3	13	1,388	238	988
Washington	—	1	2	—	70	108
United Kingdom	—	27	—	—	2,265	—
Canada	3	—	12	246	—	1,124

Total	38	137	144	6,931	10,987	13,252

Company Operations

Operating Structure

We have five operating segments for which operating results are separately and regularly reviewed by key decision makers: North American Management, North American Development, Equity Method Investments, Consolidated (Wholly Owned/Leased) and United Kingdom (refer to Note 19 and Management’s Discussion and Analysis for additional information).

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada. As of December 31, 2010, we have no properties under development and have ceased all development activity. During 2010, we incurred costs associated with the winding down of this activity.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $23.5 million, $21.9 million and $22.2 million for 2010, 2009 and 2008, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Our community support office is located in McLean, Virginia, with a smaller regional center located in the U.K. Our North American community support office provides centralized operational functions. As a result, our community-based team members are able to focus on delivering excellent care and service consistent with our resident-centered operating philosophy.

Senior Living Operations

For our senior living business, regional and community-based team members are responsible for executing our strategy in local markets. This includes overseeing all aspects of community operations: resident care and services; the hiring and training of community-based team members; local and sales activities; and compliance with applicable local and state regulatory requirements.

Our North American operations are organized into nine geographic regions: Northeast, Southeast, Midwest, West, Southwest, Northwest, Mid-Atlantic, Pennsylvania and Canada. Senior team members are based in each of these regions for close oversight of community operations in these locations. A similar organizational structure is in place in the United Kingdom.

Each region is headed by a vice president of operations with extensive experience in the health care and senior living industries, who oversees operations. Each region is supported by sales/marketing specialists, resident care specialists, a human resource specialist, a facilities specialist, a dining specialist and a financial analyst.

The community support office functions include establishing strategy, systems, policies and procedures related to: resident care and services; team member recruitment, training, development, benefits and compensation; facility services; purchasing; dining; sales and marketing strategy and support; corporate communications; accounting and finance management, including billing and collections, accounts payable, general finance and accounting and tax planning and compliance; legal; asset management; and risk management.

Community Staffing

We believe that the quality and size of our communities, along with our strong service-oriented culture, our competitive compensation philosophy and our training and career growth opportunities, have enabled us to attract high-quality team members. Each of our communities has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales and marketing, financial performance and regulatory compliance. The executive director is supported by department heads, who oversee the care and services provided to residents in the community by “care managers,” as well as other specialists such as a nurse, who is responsible for coordinating the services necessary to meet residents’ health care needs, and a director of community relations, who is responsible for selling and marketing our services. Other key positions include the dining services coordinator, the activities coordinator and the maintenance coordinator.

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

Quality Improvement Processes

We coordinate quality assurance programs at each of our communities through our community support office staff and through our regional offices. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services we provide.

Sales and Marketing

Our sales and marketing strategy supports the Sunrise brand and is intended to create awareness of and preference for our unique products and services among potential residents, family members and key community referral sources such as hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing communities, home health agencies, social workers, financial planners and consultants, and others. A marketing team from the community support office assists the field and communities by developing overall strategies, systems, processes and programs for promoting Sunrise in local markets, and monitors the success of the marketing efforts.

Each community has at least one dedicated sales person responsible for community-specific sales efforts. The community-based sales staff and executive director are supported by an area sales manager who is responsible for coaching, development, and performance management of community sales staff, as well as supporting the development and implementation of the local marketing strategy.

Competition

We are a large provider of senior living services. We compete with numerous similar organizations such as Brookdale Senior Living, Inc., Assisted Living Concepts, Inc., Capital Senior Living Corp., Emeritus Corp. and Five Star Quality Care, Inc. In addition, we compete with regional and local senior living providers, home health care agencies, community-based service programs, retirement communities and convalescent centers. We have experienced and expect to continue to experience competition in our efforts to develop and operate senior living communities. This competition could limit our ability to attract residents or expand our senior living business, which could have a material adverse effect on our revenues and earnings.

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

Stand-alone independent living communities typically are not regulated as senior care facilities. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state government. The agency with jurisdiction varies from state to state. Examples include departments of insurance, health, social services or aging. State regulation of CCRCs typically requires comprehensive disclosure of such things as financial condition of the community, fees and other costs, material events affecting the CCRC and contractual obligations to the residents.

Communities licensed to provide skilled nursing services generally provide significantly higher levels of resident assistance. Communities that are licensed, or will be licensed, to provide skilled nursing services may participate in federal health care programs, including the Medicare and Medicaid programs. In addition, some licensed assisted living communities may participate in state Medicaid-waiver programs. Such communities must meet certain federal and/or state requirements regarding their operations, including requirements related to physical environment, resident rights, and the provision of health services. Communities that participate in federal health care programs are entitled to receive reimbursement from such programs for care furnished to program beneficiaries and recipients. We manage 64 communities that participate in these types of programs.

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

Other. We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under a federal health care program, including, for example, the Medicare and Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional civil monetary penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Under provisions of the Deficit Reduction Act of 2005, Congress has encouraged all states to adopt false claims laws that are substantially similar to the federal law. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenue could be affected if it were subject to an action alleging such violations.

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

Employees

At December 31, 2010, we had approximately 31,700 employees, also referred to as team members throughout this 2010 Form 10-K, of which approximately 350 were employed at our community support office. We believe employee relations are good. Certain employees at two Sunrise communities in Canada voted to be represented by two different unions. Currently approximately 75 employees at one of the communities are covered by a union contract which is effective until March 31, 2011. The other community’s employees who voted to be represented by a union do not yet have a contract.

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

We have separated the risks into the following categories:

•	Liquidity risks;

•	Risks related to our business operations;

•	Risks related to pending litigation;

•	Risks related to the senior living industry; and

•	Risks related to our organization and structure.

Liquidity Risks

We may not be able to successfully execute our plan to sell certain assets mortgaged pursuant to our German restructure transaction. In addition, the net sales proceeds of the mortgaged North American properties may not be sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transaction.

In 2010, we sold our German communities and executed debt restructuring agreements with certain of our German lenders. In 2011 and 2012, we intend to sell certain communities and land parcels that are held as collateral for the German electing lenders (the “liquidating trust” more fully described in Management’s Discussion and Analysis – Liquidity). If we are unable to sell these assets or sell them for lower than the anticipated net proceeds, we may not have sufficient cash to meet our obligations under these debt restructuring agreements.

We may not be able to reach an agreement with lenders to three Canadian communities to allow for the disposition of these properties in order to repay the outstanding debt.

Three communities in Canada that are wholly owned have been slow to lease up. The debt relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. The principal balance of $46.8 million is due in April 2011. We have begun marketing the communities for sale and expect that the net proceeds from the sale will be sufficient to repay the related debt. If we are unable to sell the properties, it may have an adverse impact on our financial condition, cash flows and results of operations.

We may not be able to reduce expenses and generate positive operating cash flow.

In 2010, we engaged in various restructuring transactions, including the buyout of management agreements covering 32 communities. These transactions terminated agreements under which we received management fees of $13.0 million, $17.2 million and $17.7 million in 2010, 2009 and 2008, respectively. If we are unable to reduce our expenses sufficiently to offset this revenue loss, it may have an adverse impact on our financial condition, cash flows and results of operations.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy.

As part of our normal operations, we provide debt guarantees and operating deficit guarantees to some of our lenders, ventures, lenders to the ventures, or third party owners. The terms of some of these obligations do not include a limitation on the maximum potential future payments. If we are required to fund or perform under these arrangements, the amounts funded either become loans to the venture, or are recorded as a reduction in revenue or as an expense. If we are required to fund any amounts related to these arrangements, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Our failure to generate sufficient cash flow to cover required interest, principal and operating lease payments could result in defaults of the related debt or operating leases.

At December 31, 2010, we had total indebtedness of $163.0 million and our ventures had total indebtedness of $2.8 billion. We cannot give any assurance that we or our ventures will generate sufficient cash flow from operations to cover required interest, principal and operating lease payments. Any payment or other default could cause the lender to foreclose upon the facilities securing the indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. A payment or other default with respect to venture indebtedness also could trigger our obligations under support arrangements, as described in the risk factor above entitled “Our results of operations could be adversely affected if we are required to perform under various financial guarantees or support arrangements that we have entered into as part of our operating strategy”. In some cases, the indebtedness is secured by the community and a pledge of our interests in the community. In the event of a default, the lender could avoid judicial procedures required to foreclose on real property by foreclosing on the pledge instead, thus accelerating the lender’s acquisition of the community and impairing our equity interest. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a nonpayment or other default by us could affect a significant number of communities.

If our ventures default on their indebtedness and the lenders assert their rights to foreclose on any of the communities, we could lose future income and asset value.

Sunrise ventures have total debt of $2.8 billion with near-term scheduled debt maturities of $0.7 billion in 2011. Of this $2.8 billion of debt, there is $0.3 billion of long-term debt that is in default as of December 31, 2010. We and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity date of certain of this indebtedness. However, there is no guarantee that particular ventures will be successful in repaying the indebtedness or extending the maturity dates. Further, there could be further defaults under financial covenants in connection with such debt. The construction loans or permanent financing provided by the financial institutions is generally secured by a mortgage or deed of trust on the financed community. Events of default could allow the financial institutions who have extended credit to seek acceleration of the loans and potentially foreclose on the communities securing the loans and/or terminate our management agreement. In such events, we could lose future income if the community can no longer pay management fees to us or if our management agreement is terminated. Further, the value of our equity interest in such communities could be impaired or eliminated.

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

These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we default under our debt instruments, the debt extended pursuant to such debt instruments could become due and payable prior to its stated due date. We cannot give any assurance that we could pay this debt if it became due. We are currently unable to borrow under our Bank Credit Facility.

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

The current economic environment could affect our ability to obtain financing for various purposes, including obtaining a new line of credit or refinancing our current Bank Credit Facility under which we are unable to borrow or other debt due in 2011, on reasonable terms which could have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have continued to experience price volatility, dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the financial markets, making the terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for the continuation of our operations and other purposes, including obtaining a new line of credit or the refinancing of our Bank Credit Facility or other debt due in 2011 and 2012, at reasonable terms, which may negatively affect our business. The current conservative nature of the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. The current conservative nature of the financial markets have had and may continue to have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Risks Related to Our Business Operations

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

As of December 31, 2010, we operated 15 communities in Canada and 27 communities in the United Kingdom with a total unit capacity of approximately 3,635. Our international operations are subject to numerous risks including: exposure to local economic conditions; varying laws relating to, among other things, employment and employment termination; changes in foreign regulatory requirements; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes. In addition, we have limited experience developing and operating senior living facilities in international markets. If we are not successful in operating in international markets, our results of operations and financial condition may be materially adversely affected.

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate senior living communities for third parties and unconsolidated ventures pursuant to management agreements. At December 31, 2010, approximately 88.1% of our communities were managed for third parties or unconsolidated ventures. The initial terms of our third-party management agreements usually range from five to 30 years. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if there is a change in control of Sunrise or if we do not maintain a minimum stabilized occupancy level in the community or certain designated performance thresholds. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Sunrise party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, because our mortgages generally contain cross-default and cross-collateralization provisions, a nonpayment or other default by us could affect a significant number of communities. Further, in the event of a default on a loan, the lender may terminate us as manager. In some of our agreements, the community owner may have the right to terminate the management agreement for any reason or no reason provided it pays the termination fee specified in the agreement. Also, in some instances, a community owner may have the right to terminate us as manager of a community or portfolio of communities, subject to our cure right if applicable under the circumstances, if the community or the portfolio of communities fails to achieve various performance measures. With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact earnings. In 2010, we were terminated as manager for 32 communities as a result of management agreement buyouts. The management fees related to these communities for the years 2010, 2009 and 2008 were $13.0 million, $17.2 million and $17.7 million, respectively.

In conjunction with the sale of our equity interests in the Ventas ventures, we and Ventas entered into amended and restated master and management agreements, which set forth revised terms governing the rights and obligations of the parties with respect to the management and other matters related to the Ventas Portfolio. The amended and restated agreements will be terminable in accordance with numerous and various events of default. We manage 79 communities for Ventas. In 2010, we earned $13.9 million of management fees from these communities. If we are terminated as managers in communities owned by Ventas under the amended and restated agreements, our revenues and earnings could be negatively impacted.

Ownership of the communities we manage is heavily concentrated with four of our business partners.

As of December 31, 2010, we managed 79 communities for Ventas, 46 communities for HCP, 35 communities for a privately owned capital partner and 32 for another partner.

The communities that we manage for these business partners are usually subject to long-term management agreements (up to 30 years) as well as other agreements related to development, support and other guarantee arrangements. This sizeable concentration could give these partners significant influence over our operating strategies and could therefore heighten the business risks disclosed above. A significant concentration might also make us more susceptible to an adverse impact from the financial distress that might be experienced by a partner. Any inability or unwillingness by any of these business partners to satisfy their obligations under their agreements with us including the obligation to make capital expenditures in the communities or to maintain Sunrise’s brand standards, could adversely affect our business, financial condition, results of operations and cash flows.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

As of December 31, 2010, we had a minority equity interest in ventures that we do not control which owned 137 senior living communities. These ventures involve risks not present with respect to our consolidated communities or the communities that we manage only. These risks include the following:

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

We may be unable to extend leases on our operating properties at expiration, in some cases, the lease expiration is as early as 2013.

We operate 26 communities for which we lease the land and/or building. Some of the leases are set to expire as early as 2013. In connection with the acquisition of Marriott Senior Living Services, Inc. (“MSLS”) in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS on the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The extension of 14 of these leases beyond the 2013 expiration date will require third party approval. Rent expense from these 17 leases was $50.8 million, $50.4 million and $50.6 million for 2010, 2009 and 2008, respectively.

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

Claims may arise that are in excess of the limits of our insurance policies or that are not covered by our insurance policies. If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. Our obligations to pay the cost of claims within our self-insured limits include the cost of claims that arise today but are reported in the future. We estimate an amount to reserve for these future claims. In the event these estimates are inadequate, we may have to fund the shortfall and our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the operation of our business. We also have to renew our policies periodically and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases, and we cannot be sure that we will be able to obtain insurance in the future at acceptable levels. We have established a liability for outstanding losses and expenses at December 31, 2010, but the liability may ultimately be settled for a greater or lesser amount. Any subsequent changes are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs.

Interest rate increases could adversely affect our earnings because nearly all of our total debt is floating rate debt.

At December 31, 2010, we had approximately $161.6 million of floating-rate debt at a weighted average interest rate of 2.75%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings.

We may be adversely affected by fluctuations in currency exchange rates.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our business, operating results, or financial condition. We recorded $17.1 million, net, in exchange gains in 2010 ($2.2 million in gains related to the Canadian dollar, $15.4 in gains related to the Euro, which are included in discontinued operations, and $(0.5) million in losses related to the British pound).

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

At December 31, 2010, we had approximately 31,700 employees of which approximately 350 were employed at our community support office. Certain employees at two communities in Canada are represented by two different unions. Currently approximately 75 employees at one of the communities are covered by a union contract which is effective until March 31, 2011. We believe that a union free workplace is in the best interest of our residents, our team members and us and accordingly, we plan to expend significant organizational efforts to maintain a union free workplace.

Risks Related to Pending Litigation

We are involved in litigation matters that could result in substantial monetary damages that could have a material adverse effect on our financial condition and results of operations if we do not prevail.

As described in Item 3, “Legal Proceedings” of this Form 10-K, we are currently involved in several lawsuits. If we do not prevail in these or other lawsuits, we may be required to pay substantial monetary damages, which could have a material adverse effect on our financial condition and results of operations.

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

Stand-alone independent living communities typically are not regulated as senior care facilities. However, communities that feature a combination of senior living options such as CCRCs, consisting of independent living campuses with a promise of future assisted living and/or skilled nursing services and an entrance fee requirement, are regulated by state government. The agency with jurisdiction varies from state to state. Examples include departments of insurance, health, social services or aging. State regulation of CCRCs typically requires comprehensive disclosure of such things as financial condition of the community, fees and other costs, material events affecting the CCRC and contractual obligations to the residents.

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

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law. This law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration...directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase of any item or service which is eligible for payment under the Medicare or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Similarly, health care providers are subject to the False Claims Act with respect to their participation in federal health care reimbursement programs. Under the False Claims Act, the government or private individuals acting on behalf of the government may bring an action alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional civil monetary penalties. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on health care providers and their payor sources. Recently other health care providers have faced enforcement action under the False Claims Act. It is difficult to predict how our revenue could be affected if we were subject to an action alleging violations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our community support offices, regional operations and warehouse space under various leases. The leases have remaining terms of one month to 3 years.

Of the 319 communities we operated at December 31, 2010, ten were wholly owned, 26 were under operating leases, one was a consolidated variable interest entity, one was a consolidated venture, 137 were owned in unconsolidated ventures and 144 were owned by third parties. See the “Properties” section included in Item 1, “Business” for a description of the properties. See Note 10 to the consolidated financial statements for a description of mortgages and notes payable related to certain of our properties.

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

In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia. On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims. On April 30, 2010, the U.S. District Court for the Eastern District of Virginia made an oral ruling in which the Court stated that it would enter judgment in favor of Sunrise on claims brought by HCP with respect to management agreements under which we managed four assisted living communities owned by HCP. The Court also stated that it would dismiss our counterclaim against HCP. On May 28, 2010, HCP filed its Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Court’s April 30, 2010 order. On June 10, 2010, Sunrise filed its Notice of Cross-Appeal. On August 30, 2010, the U.S. District Court for the Eastern District of Virginia issued its opinion and final judgment pursuant to the oral ruling on April 30, 2010.

In August 2010, in connection with the HCP settlement and restructuring agreement, the parties settled this litigation and dismissed with prejudice all claims and counterclaims (see Note 15).

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

SEC Investigation

In 2006, we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. On July 23, 2010, we announced that we had reached a settlement with the SEC relating to the SEC’s investigation of us. Under the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint, United States Securities and Exchange Commission vs. Sunrise Senior Living, Inc., Larry E. Hulse and Kenneth J. Abod (case no. 1:10-cv-01247), which the SEC filed in the United States District Court for the District of Columbia on July 23, 2010), to the entry of a judgment, which final judgment was entered by the Court on July 27, 2010, permanently enjoining us from violating the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934. The SEC did not impose monetary penalties against us. The SEC indicated that the terms of the settlement with us reflect credit given to us for our substantial assistance in the investigation. The SEC’s complaint included allegations with respect to our financial reporting during the relevant period from 2003 through 2005 relating to certain accrual and reserve accounts. Messrs. Hulse and Abod, two of our former officers, also reached settlements with the SEC without admitting or denying the allegations against them in the complaint. We believe the SEC will not be taking action against any other directors, officers or employees in these matters.

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court. On August 10, 2010, the Court stayed all proceedings pending early mediation by the parties. Early mediation was unsuccessful, and on January 18, 2011, the United States District Court for the Central District of California denied plaintiff’s motion to remand the action to state court. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

Item  4. Removed and reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SRZ.”

The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock:

Quarterly Market Price Range of Common Stock

Quarter Ended	High	Low
March 31, 2010	$5.99	$2.74
June 30, 2010	$5.73	$2.77
September 30, 2010	$4.12	$2.18
December 31, 2010	$5.85	$3.25

Quarter Ended	High	Low
March 31, 2009	$2.03	$0.28
June 30, 2009	$3.06	$0.59
September 30, 2009	$3.24	$1.26
December 31, 2009	$5.89	$2.26

Holders

There were 233 stockholders of record at December 31, 2010.

Dividends

No cash dividends have been paid in the past and we have no intention to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Issuance of Common Stock

None.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	December 31,
	2010(1)(2)(3)	2009(1)(2)	2008(1)(2)	2007(1)(2)	2006(1)(2)(3)(4)
(Dollars in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Operating revenues	$1,406,701	$1,458,760	$1,556,007	$1,475,048	$1,528,884
Operating expenses	1,394,062	1,586,504	1,898,508	1,672,829	1,571,179
Income (loss) from operations	12,639	(127,744)	(342,501)	(197,781)	(42,295)
Gain on the sale and development of real estate and equity interests	27,672	21,651	17,374	105,081	51,347
Sunrise’s share of (loss) earnings, return on investment in unconsolidated communities and (loss) gain from investments accounted for under profit-sharing method	(2,129)	(7,135)	(15,175)	107,369	42,845
Income (loss) from continuing operations	30,606	(108,695)	(323,466)	(876)	31,932
Income (loss) from discontinued operations, net of tax	68,461	(25,220)	(115,713)	(69,399)	(16,648)
Net income (loss)	99,067	(133,915)	(439,179)	(70,275)	15,284
Net income (loss) per common share:
Basic
Continuing operations	$0.55	$(2.12)	$(6.42)	$(0.02)	$0.59
Discontinued operations, net of tax	1.23	(0.49)	(2.30)	(1.39)	(0.28)

Net income (loss)	$1.78	$(2.61)	$(8.72)	$(1.41)	$0.31

Diluted
Continuing operations	$0.53	$(2.12)	$(6.42)	$(0.02)	$0.58
Discontinued operations, net of tax	1.19	(0.49)	(2.30)	(1.39)	(0.28)

Net income (loss)	$1.72	$(2.61)	$(8.72)	$(1.41)	$0.30

BALANCE SHEET DATA:
Total current assets	$212,810	$340,434	$304,908	$529,964	$361,998
Total current liabilities	294,730	673,559	735,421	646,311	451,982
Property and equipment, net	238,674	288,056	681,352	656,211	609,385
Property and equipment subject to a sales contract, net	—	—	—	—	193,158
Property and equipment subject to financing, net	—	—	—	58,871	62,520
Goodwill	—	—	39,025	169,736	218,015
Total assets	701,458	910,589	1,381,557	1,798,597	1,848,301
Total debt	163,000	440,219	636,131	253,888	190,605
Deposits related to properties subject to a sale contract	—	—	—	—	240,367
Liabilities related to properties accounted for under the financing method	—	—	—	54,317	66,283
Deferred income tax liabilities	20,318	23,862	28,129	82,605	78,632
Total liabilities	576,901	884,355	1,233,643	1,214,826	1,201,078
Total stockholders’ equity	120,151	22,047	138,528	573,563	630,708
OPERATING AND OTHER DATA:
Cash dividends per common share	$—	$—	$—	$—	$—
Communities (at end of period):
Consolidated communities	38	48	72	62	61
Communities in unconsolidated ventures	137	201	203	199	180
Communities managed for third party owners	144	135	160	174	177

Total	319	384	435	435	418

Unit capacity:
Consolidated communities	6,931	7,743	9,417	8,348	8,423
Communities in unconsolidated ventures	10,987	16,194	20,225	19,765	18,178
Communities managed for third party owners	13,252	16,416	20,209	21,366	21,412

Total	31,170	40,353	49,851	49,479	48,013

(1)	We recorded impairment charges related to owned communities and land parcels of $5.9 million, $31.7 million, $27.8 million, $7.6 million and $15.7 million in 2010, 2009, 2008, 2007 and 2006, respectively. We recorded impairment of goodwill of $121.8 million in 2008. We recorded restructuring charges of $11.7 million, $32.5 million and $24.2 million in 2010, 2009 and 2008, respectively. We wrote-off capitalized project costs of zero, $14.9 million, $95.8 million, $28.4 million and $1.3 million in 2010, 2009, 2008, 2007and 2006, respectively.
(2)	We incurred costs of $3.9 million, $30.2 million, $51.7 million and $2.6 million in 2009, 2008, 2007 and 2006, respectively, related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation. In 2010, we received an insurance reimbursement of $1.3 million for previous costs incurred.
(3)	In 2010, we received $63.3 million in management agreement buyout fees. In 2006, we received $134.7 million in management agreement buyout fees.
(4)	In February 2006, we completed the redemption of our remaining 5.25% convertible subordinated notes due February 1, 2009 through the issuance of common stock. Prior to the redemption date, substantially all of the approximately $120.0 million principal amount of the notes outstanding at the time the redemption was announced had been converted into approximately 6.7 million shares of common stock. The conversion price was $17.92 per share in accordance with the terms of the indenture governing the notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein.

Overview

We are a Delaware corporation and a provider of senior living services in the United States, Canada and the United Kingdom.

At December 31, 2010, we operated 319 communities, including 277 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,200. Of the 319 communities we operated at December 31, 2010, ten were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, 137 were owned in unconsolidated ventures and 144 were owned by third parties.

We have five operating segments for which operating results are separately and regularly reviewed by key decision makers: North American Management, North American Development, Equity Method Investments, Consolidated (Wholly Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada. As of December 31, 2010, we have no properties under development and have ceased all development activity. During 2010, we incurred costs associated with the winding down of this activity.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $23.5 million, $21.9 million and $22.2 million for 2010, 2009 and 2008, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Significant 2010 Developments

Overview

In 2010, we (i) sold our German communities, (ii) executed debt restructuring agreements with the German lenders, (iii) sold land parcels, (iv) sold our venture interests in certain communities to Ventas, (v) modified, extended and amended certain venture and management agreements, and (vi) entered into management agreement buyouts. We used the majority of the proceeds from these transactions to reduce outstanding indebtedness. As a result of these management agreement buyouts, we have been terminated as manager on 32 communities. We earned $13.0 million, $17.2 million and $17.7 million of management fees from the 32 terminated communities in 2010, 2009 and 2008, respectively. We will not earn these fees in 2011. We will continue to seek ways to reduce our corporate overhead in an attempt to offset our reduced management fee income.

Our net income attributable to common shareholders in 2010 was $99.1 million which included $63.3 million of buyout fees and $68.5 million of income from discontinued operations. Due to the non-recurring nature of these items, we do not expect to earn this level of net income in the foreseeable future. A significant portion of our ongoing management fee income (refer to Note 19) is heavily concentrated with four business partners.

Our focus in 2010 and into 2011 is on: (1) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; and (6) reducing our operational and financial risk.

Germany Communities

We owned nine communities in Germany. In late 2009 and in 2010, we entered into settlement and restructuring agreements with our lenders to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. In 2010 we closed on the debt restructuring and the sale of all nine German communities and recorded a gain of $56.8 million as a result of these transactions. The sales proceeds, plus additional consideration (which included cash, stock and certain notes which remain unpaid), were paid to the lenders and we were relieved of the mortgages associated with the German communities. Refer to Liquidity and Capital Resources for a complete discussion of this transaction.

Debt Reduction

In 2010, our consolidated indebtedness was reduced by $277.2 million with proceeds from asset sales, the sale of venture interests and management agreement buyouts as well as debt forgiveness relating to our German debt as discussed in more detail below. We are unable to borrow additional funds under our Bank Credit Facility, which balance was reduced from $33.7 million at December 31, 2009 to zero at December 31, 2010. As more fully discussed in Liquidity and Capital Resources, we continue to reduce our indebtedness and reach negotiated settlements with various creditors.

Asset Sales

In 2010, we sold two operating properties and four land parcels and recognized a net gain of approximately $3.5 million which is primarily reflected in discontinued operations in our consolidated statements of operations. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. The two operating properties and two of the four land parcels were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the net proceeds from the sales of these properties and land parcels were distributed to the electing lenders thereby reducing the principal balance of our liquidating trust notes by $10.7 million.

Ventas Venture

In 2010, we sold to Ventas all of our Ventas venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada, which collectively owned 58 communities managed by us. The aggregate purchase price for the venture interests was approximately $41.5 million. In connection with this transaction we recorded a $25.0 million gain on the sale of our venture interests. In connection with this transaction, we also amended and restated certain management agreements.

Management Agreement Buyouts

In 2010, we entered into a settlement and restructuring agreement with HCP regarding certain senior living communities owned by HCP and operated by us. Pursuant to the agreement, we gave HCP the right to terminate us as manager of 27 communities owned by HCP for a $50.0 million cash payment. The agreement also provided for the release of all claims between HCP, ourselves and third party tenants including the settlement of litigation already commenced. We were terminated as manager of these communities on November 1, 2010.

Also in 2010, two property owners bought out five management agreements for which we were the manager. We recognized $13.3 million in buyout fees in connection with these transactions.

As a result of these management agreement buyouts, we have been terminated as manager on 32 communities. We earned $13.0 million, $17.2 million and $17.7 million of management fees from these communities in 2010, 2009 and 2008, respectively. We will not earn these fees in 2011. We will continue to seek ways to reduce our corporate overhead in an attempt to offset the reduced management fee income.

G&A Restructuring Plan

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan was designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million. In 2010 and 2009, we have eliminated 177 positions. With the staffing reductions and other cost savings that have already occurred, our annual recurring cash expenditures for general and administrative expenses are expected to be below $100 million in 2011.

Subsequent Event - New Venture Transaction

In January 2011, we contributed our 10 percent ownership interest in an existing venture for a 40 percent ownership interest in a new venture. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), we will have the option to purchase CNL’s interest in the venture beginning from the start of year three to the end of year six for a 13% internal rate of return in years three and four and a 14% internal rate of return in years five and six. Our share of the transaction costs is approximately $5.7 million (excluding the funding of escrows) which was expensed as incurred ($1.5 million in the fourth quarter of 2010 and $4.2 million in January 2011).

Results of Operations

Our results of operations for each of the three years in the period ended December 31 were as follows:

	Year Ended December 31,			Percent Change
				2010 vs.	2009 vs.
(In thousands)	2010	2009	2008	2009	2008
Operating revenue:
Management fees	$107,832	$112,467	$129,584	-4.1%	-13.2%
Buyout fees	63,286	—	621	N/A	N/A
Resident fees for consolidated communities	360,929	344,894	335,704	4.6%	2.7%
Ancillary fees	43,136	45,397	42,535	-5.0%	6.7%
Professional fees from development, marketing and other	4,278	13,193	44,218	-67.6%	-70.2%
Reimbursed costs incurred on behalf of managed communities	827,240	942,809	1,003,345	-12.3%	-6.0%

Total operating revenue	1,406,701	1,458,760	1,556,007	-3.6%	-6.2%
Operating expenses:
Community expense for consolidated communities	268,986	263,792	253,168	2.0%	4.2%
Community lease expense	60,215	59,315	59,843	1.5%	-0.9%
Depreciation and amortization	41,083	46,312	39,187	-11.3%	18.2%
Ancillary expense	40,504	42,457	40,131	-4.6%	5.8%
General and administrative	124,728	114,566	150,273	8.9%	-23.8%
Development expense	4,484	12,374	34,118	-63.8%	-63.7%
Write-off of capitalized project costs	—	14,879	95,763	NM	-84.5%
Accounting Restatement and Special Independent Committee inquiry, SEC investigation and stockholder litigation	(1,305)	3,887	30,224	NM	-87.1%
Restructuring costs	11,690	32,534	24,178	-64.1%	34.6%
Provision for doubtful accounts	6,244	13,319	20,069	-53.1%	-33.6%
Loss on financial guarantees and other contracts	518	2,053	5,022	-74.8%	-59.1%
Impairment of owned communities and land parcels	5,907	31,685	27,816	-81.4%	13.9%
Impairment of goodwill and intangible assets	—	—	121,828	N/A	N/A
Costs incurred on behalf of managed communities	831,008	949,331	996,888	-12.5%	-4.8%

Total operating expenses	1,394,062	1,586,504	1,898,508	-12.1%	-16.4%

Income (loss) from operations	12,639	(127,744)	(342,501)	NM	-62.7%
Other non-operating income (expense):
Interest income	1,096	1,341	6,002	-18.3%	-77.7%
Interest expense	(7,707)	(10,273)	(6,615)	-25.0%	55.3%
Gain (loss) on investments	932	3,556	(7,770)	-73.8%	NM
Gain on fair value of liquidating trust notes	5,240	—	—	N/A	N/A
Other income (expense)	1,181	6,553	(22,083)	-82.0%	NM

Total other non-operating income (expense)	742	1,177	(30,466)	-37.0%	NM
Gain on the sale of real estate and equity interests	27,672	21,651	17,374	27.8%	24.6%
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	7,521	5,673	(13,846)	32.6%	NM
Loss from investments accounted for under the profit sharing method	(9,650)	(12,808)	(1,329)	-24.7%	863.7%

Income (loss) before (provision for) benefit from income taxes and discontinued operations	38,924	(112,051)	(370,768)	NM	-69.8%
(Provision for) benefit from income taxes	(6,559)	3,942	47,137	NM	-91.6%

Income (loss) before discontinued operations	32,365	(108,109)	(323,631)	NM	-66.6%
Discontinued operations, net of tax	68,461	(25,406)	(120,475)	NM	-78.9%

Net income (loss)	100,826	(133,515)	(444,106)	NM	-69.9%
Less: (Income) loss attributable to noncontrolling interests, net of tax	(1,759)	(400)	4,927	339.8%	NM

Net income (loss) attributable to common shareholders	$99,067	$(133,915)	$(439,179)	NM	-69.5%

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,056,300	$(751)	$1,330	$360,951	$20,127	$(31,256)	$1,406,701
Community expense	2,439	152	32	293,139	(4)	(26,772)	268,986
Development expense	68	4,216	3	5	191	1	4,484
Depreciation and amortization	11,148	1,718	—	17,833	163	10,221	41,083
Other operating expenses	951,099	2,597	6,313	61,001	16,436	36,156	1,073,602
Impairment of owned communities, land parcels, goodwill and intangibles	—	4,139	—	1,768	—	—	5,907
Income (loss) from operations	91,546	(13,573)	(5,018)	(12,795)	3,341	(50,862)	12,639
Interest income	310	108	536	194	(75)	23	1,096
Interest expense	(384)	(741)	—	(4,852)	(3)	(1,727)	(7,707)
Foreign exchange gain/(loss)	—	—	—	2,203	(469)	—	1,734
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	7,521	—	—	—	7,521
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	117,287	(22,159)	3,506	(15,807)	2,487	(46,390)	38,924
Investments in unconsolidated communities	—	—	38,675	—	—	—	38,675
Segment assets	120,657	39,481	48,038	284,718	9,619	198,945	701,458
Expenditures for long-lived assets	—	4,985	—	10,793	77	—	15,855
Deferred gains on the sale of real estate and deferred revenue	—	15,487	—	—	—	700	16,187

	For the Year Ended December 31, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,105,553	$6,637	$2,151	$344,900	$27,597	$(28,078)	$1,458,760
Community expense	2,168	214	42	282,929	—	(21,561)	263,792
Development expense	25	9,347	606	312	1,682	402	12,374
Depreciation and amortization	11,925	1,927	—	17,347	382	14,731	46,312
Other operating expenses	1,058,797	25,285	6,306	61,183	25,009	55,761	1,232,341
Impairment of owned communities, land parcels, goodwill and intangibles	—	28,897	—	2,953	—	(165)	31,685
Income (loss) from operations	32,638	(59,033)	(4,803)	(19,824)	524	(77,246)	(127,744)
Interest income	413	869	7	225	(10)	(163)	1,341
Interest expense	(169)	(926)	—	(4,866)	—	(4,312)	(10,273)
Foreign exchange gain/(loss)	—	—	—	7,989	(632)	—	7,357
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	5,673	—	—	—	5,673
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	36,659	(53,678)	877	(16,961)	(913)	(78,035)	(112,051)
Investments in unconsolidated communities	—	—	64,971	—	—	—	64,971
Segment assets	141,389	71,061	71,124	289,259	13,862	323,894	910,589
Expenditures for long-lived assets	—	9,794	—	10,060	45	—	19,899
Deferred gains on the sale of real estate and deferred revenue	—	16,865	—	—	—	5,000	21,865

	For the Year Ended December 31, 2008
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,189,572	$27,425	$2,303	$335,847	$32,803	$(31,943)	$1,556,007
Community expense	(535)	774	122	277,265	—	(24,458)	253,168
Development expense	5,065	21,405	3,121	15	4,335	177	34,118
Depreciation and amortization	6,969	1,132	88	15,295	331	15,372	39,187
Other operating expenses	1,130,122	113,672	19,556	60,401	22,749	75,891	1,422,391
Impairment of owned communities, land parcels, goodwill and intangibles	121,553	5,870	6,350	15,871	—	—	149,644
(Loss) income from operations	(73,602)	(115,428)	(26,934)	(33,000)	5,388	(98,925)	(342,501)
Interest income	825	425	836	289	621	3,006	6,002
Interest expense	(287)	(1,260)	(366)	(4,471)	—	(231)	(6,615)
Foreign exchange loss	—	(9,796)	—	(4,399)	(3,075)	—	(17,270)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(13,846)	—	—	—	(13,846)
(Loss) income before income taxes, discontinued operations, and noncontrolling interests	(72,681)	(112,091)	(40,026)	(40,595)	2,936	(108,311)	(370,768)
Investments in unconsolidated communities	—	—	66,852	—	—	—	66,852
Segment assets	192,079	184,786	80,836	417,018	21,929	484,909	1,381,557
Expenditures for long-lived assets	—	137,449	—	16,555	19,270	—	173,274
Deferred gains on the sale of real estate and deferred revenue	—	26,291	—	—	—	62,415	88,706

The following table summarizes our portfolio of operating communities at December 31, 2010, 2009 and 2008:

	As of December 31,			Percent Change
	2010	2009	2008	2010 vs.	2009 vs.
				2009	2008
Total communities
Owned	10	20	34	-50.0%	-41.2%
Leased	26	26	27	0.0%	-3.7%
Variable Interest Entity/
Consolidated Venture	2	2	11	0.0%	-81.8%
Unconsolidated ventures	137	201	203	-31.8%	-1.0%
Managed	144	135	160	6.7%	-15.6%

Total	319	384	435	-16.9%	-11.7%

Unit capacity	31,170	40,353	49,851	-22.8%	-19.1%

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

The following table reconciles adjusted income (loss) from ongoing operations to income (loss) from operations (in millions):

	Twelve Months Ended December 31,
	2010	2009	2008
Income (loss) from operations	$12.6	$(127.7)	$(342.5)
Buyout fees	(63.3)	—	(0.6)

Loss from operations excluding buyout fees	(50.7)	(127.7)	(343.1)
Non-cash expenses:
Depreciation and amortization	41.1	46.3	39.2
Write-off of capitalized project costs	—	14.9	95.8
Allowance for uncollectible receivables from owners	4.9	11.2	18.8
Stock compensation	4.0	3.1	3.2
Impairment of long-lived assets	5.9	31.7	149.6

Income (loss) from operations after adjustment for non-cash expenses	5.2	(20.5)	(36.5)
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	(1.3)	3.9	30.2
Restructuring costs	11.7	32.5	24.2

Adjusted income from ongoing operations	$15.6	$15.9	$17.9

2010 Compared to 2009

Operating Revenue

Management fees

Management fees were $107.8 million in 2010 compared to $112.5 million in 2009, a decrease of $4.7 million or 4.1%. This decrease was primarily comprised of:

•	$9.0 million decrease as a result of terminated management agreements;

•	$1.7 million decrease as a result of our agreement to settle certain management agreement disputes with one of our venture partners;

•	$2.0 million decrease as a result of contractual obligations to meet specified operating thresholds on two of our portfolios; partially offset by

•	$1.8 million increase in incentive management fees;

•	$4.7 million increase from international communities in the lease-up phase; and

•	$3.3 million increase from North American communities in the lease-up phase.

Buyout fees

Buyout fees were $63.3 million in 2010 as a result of the buyout of management agreements. We received no buyout fees in 2009.

Resident fees for consolidated communities

Resident fees for consolidated communities were $360.9 million in 2010 compared to $344.9 million in 2009, an increase of $16.0 million or 4.6%. This increase was primarily comprised of:

•	$6.8 million increase from increases in average daily rates;

•	$6.3 million increase from one domestic and three Canadian communities in the lease-up phase;

•	$1.9 million increase due to a 2009 nonrecurring charge to entrance fee income amortization; and

•	$1.0 million increase from higher occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

(In millions)	2010	2009
New York Health Care Services	$41.1	$38.5
Fountains Health Care Services	2.0	5.1
International Health Care Services	—	1.8

	$43.1	$45.4

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $4.3 million in 2010 compared to $13.2 million in 2009, a decrease of $8.9 million or 67.6%. This decrease was primarily comprised of:

•	$2.9 million decrease in international fees due to the cessation of international development activity; and

•	$6.0 million decrease in domestic design and development fees from the reduction of domestic projects from 15 communities in 2009 to none in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $827.2 million in 2010 compared to $942.8 million in 2009. The decrease of $115.6 million or 12.3% was due primarily to significantly fewer managed communities by the end of 2010 compared to 2009.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $269.0 million in 2010 compared to $263.8 million in 2009, an increase of $5.2 million or 2.0%. This increase was primarily comprised of:

•	$7.1 million increase from higher expenses in existing communities;

•	$2.2 million increase from the addition of three Canadian communities and one domestic community; partially offset by

•	$4.2 million decrease primarily from insurance adjustments in 2009 that did not recur in 2010.

Community lease

Community lease expense increased $0.9 million from $59.3 million in 2009 to $60.2 million in 2010 primarily related to rent associated with one ceased development project in 2010.

Depreciation and amortization

Depreciation and amortization expense was $41.1 million in 2010 and $46.3 million in 2009, a decrease of $5.2 million or 11.3%. This decrease was primarily comprised of a net decrease of $1.2 million of amortization expense primarily as a result of a change in the estimated lives of certain management agreements and a decrease of $4.0 million in depreciation expense.

Ancillary expenses

Ancillary expenses were comprised of the following:

(In millions)	2010	2009
New York Health Care Services	$38.5	$35.8
Fountains Health Care Services	2.0	4.8
International Health Care Services	—	1.9

	$40.5	$42.5

General, administrative and venture expense

General and administrative expense was $124.7 million in 2010 compared to $114.6 million in 2009, an increase of $10.1 million or 8.9%. This increase was primarily comprised of:

•	$13.8 million increase related to legal and professional fees associated with the HCP litigation and our transactions with HCP and Ventas;

•	$8.4 million increase in bonuses, severance costs and other employment related costs;

•	$2.0 million increase in insurance related costs; partially offset by

•	$7.8 million decrease in salaries as a result of our cost reduction program;

•

$5.0 million decrease in costs related to general corporate expenses as a result of cost containment initiatives including a reduction of information technology costs, training and education and temporary help; and

•	$1.4 million decrease in costs related to our executive deferred compensation plan.

Development expense

Development expense was $4.5 million in 2010 compared to $12.4 million in 2009, a decrease of $7.9 million or 63.8%. This decrease was due to all communities previously under development being opened or abandoned in 2009. In 2010, the costs incurred related to carrying costs on the remaining land parcels and the closing out of these projects.

Write-off of capitalized project costs

Projects that were no longer deemed probable had $14.9 million of costs written off in 2009. In 2010, no project costs were written off.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation were $(1.3) million in 2010 compared to $3.9 million in 2009. The stockholder litigation was settled in the second quarter of 2009. The SEC investigation was settled in July 2010. In 2010, we received an insurance reimbursement for previously incurred costs.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $11.7 million in 2010 and $32.5 million in 2009. The reduction in restructuring costs was due to the finalization of our corporate restructuring in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $6.2 million in 2010 compared to $13.3 million in 2009, a decrease of $7.1 million or 53.1%. In 2009, we took a reserve of $8.0 million related to advances to a venture and an operating deficit guarantee for Aston Gardens.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $0.5 million and $2.1 million in 2010 and 2009, respectively. In 2010, the loss related to construction cost overrun guarantees on a condominium project and a guarantee to fund certain amounts towards an expansion project for one of our ventures. In 2009, the loss related to the condominium project mentioned, a completion guarantee on an operating property and a settlement of operating deficit guarantees to a venture.

Impairment of owned communities and land parcels

Impairment of owned communities and land parcels was $5.9 million in 2010 relating to eight land parcels, two operating communities, one condominium project and two ceased development projects. Impairment of owned communities and land parcels was $31.7 million in 2009 relating to one operating community, 11 land parcels, two ceased development projects and one condominium project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $831.0 million in 2010 compared to $949.3 million in 2009. The decrease of 12.5% was due primarily to significantly fewer managed communities by the end of 2010 compared to 2009.

Other Non-Operating Income and Expense

Total other non-operating income was $0.7 million and $1.2 million in 2010 and 2009, respectively. The decrease in other non-operating income was primarily due to:

•	$2.6 million decrease in interest expense due to lower debt levels;

•	$2.7 million decrease in gains on the fair value of our marketable securities;

•	$5.2 million gain on the fair value of our liquidating trust note; and

•	$1.7 million for net foreign exchange gains in 2010 compared to $7.4 million for net foreign exchange gains in 2009 detailed in the following table (in millions):

	2010	2009
Canadian Dollar	$2.2	$8.0
British Pound	(0.5)	(0.6)

Total	$1.7	$7.4

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests was $27.7 million and $21.7 million for 2010 and 2009, respectively. In 2010, we sold our equity interest in nine limited liability companies in the U.S. and two limited partnerships in Canada to our venture partner and recognized a $25.0 million gain on the transaction. The remaining gains recognized in 2010 resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement. In 2009, the gains primarily resulted from transactions which occurred in prior years for which the recognition of gain had been deferred due to various forms of continuing involvement.

Sunrise’s Share of Earnings (Loss) and Return on Investment in Unconsolidated Communities

(in millions)	2010	2009
Sunrise’s share of earnings in unconsolidated communities	$8.6	$4.3
Return on investment in unconsolidated communities	9.9	10.6
Impairment of equity investments	(11.0)	(9.2)

	$7.5	$5.7

The increase in our share of earnings in unconsolidated communities of $4.3 million was primarily due to the amendment of the cash distribution provisions of a venture agreement for one of our U.K. ventures resulting in $7.9 million higher income in 2010 and approximately $10.8 million in lower operating losses from our ventures in 2010 compared to 2009. This is partially offset by our U.K. venture, in which we have a 20% interest, selling two communities and three communities to a venture in which we have a 10% interest for 2010 and 2009, respectively. As a result of the sale, the venture recorded gains of which we recognized $4.6 million and $19.0 million for our equity interest in the earnings for 2010 and 2009, respectively.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture (return on investment in unconsolidated communities) were $1.0 million lower in 2010 than 2009. In 2010, the expiration of contractual obligations resulted in the recognition of $0.3 million of gain.

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $ 1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities in our consolidated statement of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities.

In 2009, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements. In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. Also in 2009, we chose not to participate in a capital call for a venture in which we had a 20% interest and we wrote off our remaining investment balance of $0.6 million and as a result our initial equity interest in the venture was diluted to zero. We determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million.

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $9.7 million and $12.8 million for 2010 and 2009, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met. The decrease in losses in 2010 is primarily the result of the stabilization and increased profitability of the operations of the health care and amenities unit within the condominium community and the reversal of default interest accrued in 2009 for which a default waiver was obtained in October 2010.

(Provision for) Benefit from Income Taxes

The (provision for) or benefit from income taxes allocated to continuing operations was $(6.6) million and $3.9 million for 2010 and 2009, respectively. Our effective tax (rate) benefit from continuing operations was (16.9)% and 3.3% for 2010 and 2009, respectively, primarily relating to alternative minimum tax, tax contingencies and state income taxes. As of December 31, 2010, we are continuing to offset our net deferred tax assets by a full valuation allowance.

Discontinued Operations

Income/(loss) from discontinued operations was $68.5 million and $(25.4) million for 2010 and 2009, respectively. Discontinued operations consists primarily of our German operations; two communities sold in 2010; 22 communities sold in 2009; one community closed in 2009; our Greystone subsidiary sold in 2009; and our Trinity subsidiary which ceased operations in the fourth quarter of 2008. In 2010, we recognized a gain of $56.8 million related to the German debt restructuring which is included in discontinued operations.

2009 Compared to 2008

Operating Revenue

Management fees and buyout fees

Management and buyout fees were $112.5 million in 2009 compared to $130.2 million in 2008, a decrease of $17.7 million or 13.6%. This decrease was primarily comprised of:

•	$7.7 million decrease related to management fees from the Fountains venture;

•	$6.0 million decrease primarily due to lower occupancy;

•	$5.3 million decrease as a result of terminated management agreements;

•	$0.6 million decrease as a result of management agreement buyout fees paid in 2008;

•	$2.0 million decrease in incentive management fees; partially offset by

•	$1.0 million increase related to international communities;

•	$2.6 million increase from communities in the lease-up phase; and

•	$3.2 million increase from an increase in average daily rates.

Resident fees for consolidated communities

Resident fees for consolidated communities were $344.9 million in 2009 compared to $335.7 million in 2008, an increase of $9.2 million, or 2.7%. This increase was primarily comprised of:

•	$7.8 million from the addition of three consolidated Canadian communities and one domestic community;

•	$5.1 million from increases in average daily rates; partially offset by a

•	$3.6 million decrease due to lower occupancy.

Ancillary fees

Ancillary fees were comprised of the following:

(In millions)	2009	2008
New York Health Care Services	$38.5	$35.3
Fountains Health Care Services	5.1	5.5
International Health Care Services	1.8	1.7

	$45.4	$42.5

Professional fees from development, marketing and other

Professional fees from development, marketing and other were as follows:

(In millions)	2009	2008
North America	$7.2	$26.1
International	6.0	18.1

	$13.2	$44.2

The $31.0 million decrease in professional fees in 2009 compared to 2008 was comprised primarily of a $16.3 million decrease in North American development fees due to final completion stages of projects for whom the majority of the revenue had been recognized previously and $2.6 million in design fees. Internationally, development fees decreased $12.1 million due to two less projects in 2009 compared to 2008 and $1.1 million decrease in guarantee fees due to no projects in 2009 earning guarantee fees.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $942.8 million in 2009 compared to $1,003.3 million in 2008. This decrease of 6.0% was due primarily to 47 fewer communities in 2009 than 2008.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $263.8 million in 2009 compared to $253.2 million in 2008, an increase of $10.6 million or 4.2%. This increase was primarily comprised of:

•	$7.2 million from the addition of three Canadian communities and one domestic community;

•	$2.1 million from existing communities due to increased labor costs partially offset by reductions in food and repairs and maintenance; and

•	$2.6 million from an insurance credit in 2008.

Community lease expense

Community lease expense decreased $0.5 million primarily related to a decrease in contingent rent for two communities.

Depreciation and amortization

Depreciation and amortization expense was $46.3 million in 2009 compared to $39.2 million in 2008, an increase of $7.1 million or 18.2%. This increase was primarily comprised of $5.2 million additional amortization expense related to the change in the estimated lives of management agreements and $1.2 million of incremental depreciation related to the addition of three consolidated Canadian communities and one domestic community.

Ancillary expenses

Ancillary expenses were comprised of the following:

(In millions)	2009	2008
New York Health Care Services	$35.8	$33.3
Fountains Health Care Services	4.8	5.1
International Health Care Services	1.9	1.7

	$42.5	$40.1

General and administrative

General and administrative expense was $114.6 million in 2009 compared to $150.3 million in 2008, a decrease of $35.7 million or 23.8%. This decrease is primarily due to:

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

Development expense

Development expense was $12.4 million in 2009 compared to $34.1 million in 2008, a decrease of $21.7 million or 63.7%. This decrease, related to the reduction of development activity, was primarily comprised of:

•	$11.2 million decrease in development labor costs; and

•	$10.5 million decrease in development related expenses including travel, insurance, professional fees, legal, telecommunication, and other costs.

Write-off of capitalized project costs

The write-off of capitalized project costs was $14.9 million in 2009 and $95.8 million in 2008. In 2009, we had one significant project write-off of $11.0 million. In 2008, we suspended the development of three condominium projects and we wrote off $27.7 million of development costs. Also, based on our decision to decrease our development pipeline, we wrote off approximately $68.1 million of costs related to 215 development projects we discontinued in 2008.

Accounting Restatement, Special Independent Committee Inquiry, SEC investigation and pending stockholder litigation

We incurred legal and accounting fees of approximately $3.9 million in 2009 and $30.2 million in 2008 related to the accounting restatement, the Special Independent Committee inquiry, the SEC investigation and responding to various shareholder actions. The Special Independent Committee inquiries and the accounting restatement were completed in the first quarter of 2008.

Restructuring cost

Costs associated with the 2009 and 2008 restructuring plans were $32.5 million in 2009 and $24.2 million in 2008. In 2009 and 2008, we initiated a plan to reduce our general and administrative expense, development and venture support head count and certain non-payroll costs. We eliminated 336 positions in overhead and development, primarily in our McLean, Virginia community support office through the end of 2009.

Provision for doubtful accounts

The provision for doubtful accounts was $13.3 million in 2009 compared to $20.1 million in 2008, a decrease of $6.8 million or 33.6%. This decrease was primarily due to a reserve of $6.4 million for advances to a venture and a $1.6 million reserve write-off of the remaining Aston Gardens operating deficit guarantee in 2009 compared to a reserve of $14.2 million for the Fountains operating deficit guarantee loan in 2008.

Loss on financial guarantees and other contracts

We recorded a loss on our financial guarantees of $2.1 million in 2009 related to construction cost overrun guarantees on a condominium project, a completion guarantee on an operating property and a settlement of operating deficit guarantees on a venture.

Loss on financial guarantees and other contracts was $5.0 million in 2008 which was comprised of approximately $2.6 million in construction cost overrun guarantees on the condominium project and $2.4 million for income support.

Impairment of owned communities, land parcels, goodwill and intangible assets

In 2009, we recorded impairment charges of $31.7 million related to 11 land parcels, two ceased developments, one community and one condominium project.

In 2008, we recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of MSLS in 2003 and Karrington Health, Inc. in 1999. In addition, we recorded impairment charges of $15.8 million related to two communities in the U.S. and $12.0 million related to land parcels that are no longer expected to be developed.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $949.3 million in 2009 compared to $996.9 million in 2008, a decrease of $47.6 million or 4.8%. This decrease was due primarily to 47 fewer managed communities in 2009 than 2008 and higher insurance charges in 2008.

Other Non-operating Income (Expense)

Total other non-operating income (expense) was $1.2 million and $(30.5) million for 2009 and 2008, respectively. The change in other non-operating income (expense) was primarily due to:

•	$4.7 million decrease in interest income;

•	$3.7 million increase in interest expense due to a decrease in interest capitalized as a result of communities under construction being put into operation;

•	$11.3 million increase in net gains on our investments in auction rate securities which are classified as trading securities and carried at fair value; and

•	$7.4 million for net foreign exchange gains in 2009 compared to $(17.3) million of net foreign exchange losses in 2008 detailed in the following table (in millions):

	2009	2008
Canadian Dollar	$8.0	$(14.2)
British Pound	(0.6)	(3.1)

Total	$7.4	$(17.3)

Gain on the Sale of Real Estate and Equity Interests

Gain on the sale of real estate and equity interests fluctuates depending on the timing of dispositions of communities and the satisfaction of certain operating contingencies and guarantees. Gains in 2009 and 2008 are as follows (in millions):

	December 31,
	2009	2008
Properties accounted for under basis of performance of services	$10.5	$9.6
Properties accounted for previously under financing method	—	0.5
Properties accounted for previously under deposit method	3.4	0.9
Properties accounted for under the profit-sharing method	8.9	6.7
Land and community sales	(0.4)	(0.9)
Condominium sales	(1.0)	1.0
Sales of equity interests and other sales	0.3	(0.4)

Total gains on the sale of real estate and equity interests	$21.7	$17.4

In 2009 and 2008, we recognized pre-tax gains of approximately $12.3 million and $8.1 million, respectively, related to previous sales of real estate where sale accounting was not initially achieved due to guarantees and other forms of continuing involvement. The gain was recognized in the year those guarantees were released. At December 31, 2009, there was no remaining deferred gain from previous sales of real estate where sale accounting was not achieved.

Sunrise’s Share of Earnings (Losses) and Return on Investment in Unconsolidated Communities

	December 31,
(in millions)	2009	2008
Sunrise’s share of earnings (losses) in unconsolidated communities	$4.3	$(31.0)
Return on investment in unconsolidated communities	10.6	33.4
Impairment of equity investments	(9.2)	(16.2)

Sunrise’s share of earnings (losses) on investment in unconsolidated communities	$5.7	$(13.8)

The increase in our share of eamings (losses) in unconsolidated communities of $35.3 million was primarily due to our U.K. venture, in which we have a 20% interest, selling four communities to a venture in which we have a 10% interest. As a result of sales, the venture recorded a gain of which we recognized $19.5 million for our equity interest in the earnings. In addition, there were non-recurring losses in 2008 of $6.2 million and $4.7 million from our Fountains and Aston Gardens ventures, respectively, and operating losses from joint ventures were smaller in 2009 compared to 2008.

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

In 2009, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements. In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. Also in 2009, we chose not to participate in a capital call for a venture in which we had a 20% interest and we wrote off our remaining investment balance of $0.6 million and as a result our initial equity interest in the venture was diluted to zero. We determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million.

In 2008, we wrote-down our equity investments in our Fountains and Aston Gardens ventures by $10.7 million and $4.8 million, respectively.

In 2008, a lease between a landlord and a venture, in which we hold a 25% interest, was terminated. The venture received a termination fee of $4.0 million, of which our proportionate share was $1.0 million. As a result of the lease termination, the venture was liquidated and we recorded an impairment charge of $0.7 million.

Loss from Investments Accounted for Under the Profit Sharing Method

Loss from investments accounted for under the profit-sharing method was $12.8 million and $1.3 million for 2009 and 2008, respectively. The increase in loss in 2009 from 2008 was due primarily to an increase in operating and interest expense in the ventures. We apply the profit-sharing method to two transactions that occurred in 2006 where we sold a majority interest in two separate entities related to a developed condominium project as we provided guarantees to support the operations of the entities for an extended period of time.

Benefit from Income Taxes

The benefit from income taxes was $3.9 million and $47.1 million in 2009 and 2008, respectively. Our effective tax benefit rate was 3.3% and 13.7% in 2009 and 2008, respectively. At December 31, 2009 and 2008, our net deferred tax liabilities were zero and $2.8 million, respectively, and at December 31, 2009 and 2008, we had a total valuation allowance against deferred tax assets of $167.2 million and $138.8 million, respectively. The effective tax rate in 2008 is significantly impacted by the increase in the valuation allowance as of December 31, 2008 as we determined that as of the end of 2008, we are no longer able to conclude that it is more likely than not that net deferred tax assets will be realized. In 2009 and 2008, the effective tax rate was significantly impacted by the write-off of goodwill that was partially non-deductible for tax purposes.

Discontinued Operations

Loss from discontinued operations was $25.4 million and $120.5 million for 2009 and 2008, respectively. Discontinued operations consists of our German operations; two communities sold in 2010; 22 communities sold in 2009; one community closed in 2009; our Greystone subsidiary sold in 2009; and our Trinity subsidiary which ceased operations in the fourth quarter of 2008.

Segment Analysis - 2010 compared to 2009

The following analysis compares the 2010 operating results of our segments to the 2009 operating results.

North American Management

Revenue and expenses within the North American Management segment is comprised of management fees, revenue from reimbursed costs and costs incurred on behalf of managed communities and revenue and expenses from our New York Dignity and Fountains Home Health operations. Revenue was $1,056.3 million in 2010 compared to $1,105.6 million in 2009, a decrease of $49.3 million or 4.5% due primarily to significantly fewer communities managed, the sale of certain pieces of our home health business, three home health units no longer operating partially offset by buyout fees of $63.3 million. Operating expenses were $964.8 million in 2010 compared to $1,072.9 million in 2009, a decrease of $108.1 million or 10.1%. The decrease in expenses was due primarily to significantly fewer communities managed, three home health units no longer operating and overhead cost reductions.

Overall, income before income taxes and discontinued operations in 2010 was $117.3 million compared to a $36.7 million from the prior year. This increase in income was due primarily to the reasons stated above. This segment’s income does not reflect unallocated expenses that reside in our unallocated corporate and eliminations segment, which reported a loss from operations of $46.4 million and $78.0 million in 2010 and 2009, respectively.

North American Development

Revenue and expenses within the North American Development segment is comprised of professional fees from development, marketing and other along with the associated expenses. Revenue decreased $7.4 million and development expense decreased $5.1 million as there was no development activity in 2010 compared to 2009. Other operating expenses decreased $47.7 million due to a decrease in the write-off of capitalized project costs and restructuring costs for positions eliminated in 2009. Overall the loss before income taxes and discontinued operations decreased to $22.2 million in 2010 from $53.7 million in 2009 for the reasons stated.

Equity Method Investments

Equity Method Investments revenue and expense consists primarily of our proportionate share of revenues and expenses generated from our equity method investments. The increase of $2.6 million in income from this segment in 2010 compared to 2009 relates primarily to better performance by Sunrise’s ventures. Overall the income before income taxes and discontinued operations increased to $3.5 million in 2010 from $0.9 million in 2009 for the reasons stated.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $361.0 million in 2010 compared to $344.9 million in 2009, an increase of $16.1 million or 4.7%. The increase was due to an increase in the average daily rate, continued lease up of one domestic and three Canadian communities and increases in occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our wholly owned/leased communities. Operating expense was $373.7 million in 2010 compared to $364.7 million in 2009, an increase of $9.0 million or 2.5%. This increase was due primarily to higher costs at the communities.

Overall the loss before income taxes and discontinued operations decreased to $15.8 million in 2010 from $17.0 million in 2009 for the reasons stated.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. This segment’s revenue decreased $7.5 million from $27.6 million in 2009 to $20.1 million in 2010 primarily due to:

•	$5.0 million decrease in reimbursed costs incurred on behalf of managed communities due to the change in the types of costs reimbursed;

•	$2.0 million decrease in development fees due to the ceasing of all development activity in the U.K.;

•	$1.8 million decrease in ancillary fees as the last communities were sold in 2009; partially offset by

•	$1.3 million increase in management fees due to the continued lease up of seven communities that opened in 2009.

U.K. development expense decreased $1.5 million in 2010 from $1.7 million in 2009 to $0.2 million in 2010 due to the ceasing of all development activity in the U.K. This segment’s other operating expenses decreased $8.6 million from $25.0 million in 2009 to $16.4 million in 2010 primarily due to:

•	$5.0 million decrease in costs incurred on behalf of managed communities due to the change in the types of costs reimbursed;

•	$1.8 million decrease in salaries and other general and administrative costs as part of our overall cost reduction program; and

•	$1.8 million decrease in ancillary fees as the last communities in a venture were sold in 2009.

U.K. income before income taxes and discontinued operations was $2.5 million in 2010 compared to a loss before income taxes and discontinued operations of $(0.9) million in 2009, an increase of $3.4 million due to the reasons stated above.

Unallocated Corporate and Eliminations

Loss before income taxes and discontinued operations from the Unallocated Corporate and Eliminations segment decreased $31.6 million in 2010 compared to 2009. This lower loss was primarily due to a decrease in the restructuring plan expenses in 2010 as plans announced in 2008 and 2009 were concluded, a decrease in restatement expenses due to the settlement with the SEC in 2010 and a decrease in interest expense.

Segment Analysis - 2009 Compared to 2008

North American Management

Revenue within the North American Management segment are comprised of management fees, resident fees from our New York Dignity and Fountains Home Health operations and reimbursed costs incurred on behalf of managed communities. Revenue was $1,105.6 million in 2009 compared to $1,189.6 million in 2008, a decrease of $84.0 million or 7.1%. Management fees decreased $22.0 million due to the termination of management agreements, lower occupancy and management fees related to the Fountains venture. Reimbursed costs incurred on behalf of the managed communities decreased $64.5 million due to significantly fewer communities managed in 2009 than 2008.

Operating expense within the North American Management segment is comprised of costs to operate the management company, community expense to operate the New York Dignity and Fountains Home Health operations and costs incurred on behalf of managed communities. Operating expense was $1,072.9 million in 2009 compared to $1,263.2 million in 2008, a decrease of $190.3 million or 15.1%. The decrease was primarily due to the impairment charge of $121.8 million related to all the goodwill from the acquisition of MSLS in 2003 and Karrington Health, Inc. in 1999. In addition, general and administrative costs decreased $20.9 million and costs incurred on behalf of managed communities decreased $57.2 million from 2008 due to significantly fewer communities managed in 2009 than 2008.

Overall, income before benefit from income taxes and discontinued operations in 2009 was $36.7 million compared to a loss of $(72.7) million from the prior year. However, although favorable, the 2009 income from operations does not reflect unallocated expenses that reside in our unallocated corporate and eliminations segment, which reported a loss from operations of $78.0 million in 2009.

North American Development

Revenue within the North American Development segment are comprised of professional fees from development, marketing and other. Revenue was $6.6 million in 2009 compared to $27.4 million in 2008, a decrease of $20.8 million or 75.9%. The decrease was due to the wind down of development activity in North America in 2009.

Operating expense within the North American Development segment is comprised of costs to develop Sunrise communities. Operating expense was $65.7 million in 2009 compared to $142.9 million in 2008, a decrease of $77.2 million or 54.0%. The decrease was primarily due to write-off of capitalized projects costs. The write-off of North American capitalized projects was $14.9 million in 2009 compared to $95.8 million in 2008 resulting in an $80.9 million decrease. Our development expense decreased $12.1 million in 2009 due to decreased development activity. These decreases were offset by an increase of $23.0 million in impairment of land parcels.

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

Equity Method Investments expenses consists primarily of operating expenses associated with our ventures. Operating expense was $7.0 million in 2009 compared to $29.2 million in 2008, a decrease of $22.2 million or 76.0%. The primary reasons for the decrease of $13.3 million were a decrease of $7.2 million in bonus expense related to our U.K. venture and a $3.3 million decrease in salaries and restructuring costs related to our cost reduction program. Impairment expense decreased $6.4 million due the impairment of land in 2008.

Sunrise’s share of (losses) earnings and return on investment in unconsolidated communities was ($13.8) million in 2008 and $5.7 million in 2009, an increase of $19.5 million. Refer to Sunrise’s Share of Earnings (Losses) and Return on Investment in Unconsolidated Communities for a detailed discussion of this increase.

Income before benefit from income taxes and discontinued operations in 2009 was $0.9 million, an increase of $40.9 million for reasons discussed above.

Consolidated (Wholly Owned/Leased)

Revenue within the Consolidated (Wholly Owned/Leased) segment is comprised of resident fees. Revenue was $344.9 million in 2009 compared to $335.8 million in 2008, an increase of $9.1 million or 2.7%. The increase was due to the addition of three Canadian communities and one domestic community in 2008 and an increase in the average daily rate. The increase was partially offset by a decrease due to lower occupancy.

Operating expense within the Consolidated (Wholly Owned/Leased) segment is comprised of costs to operate our communities. Operating expense was $364.7 million in 2009 compared to $368.8 million in 2008, a decrease of $4.1 million or 1.1%. The decrease was primarily due to a decrease in impairment expense of $12.9 million, partially offset by community expense increasing $5.7 million in 2009 due to the addition of three Canadian communities and one domestic community in 2008 and increased labor costs partially offset by reductions in food and repairs and maintenance.

Loss before benefit from income taxes and discontinued operations in 2009 was ($17.0) million, a decrease of $23.6 million from 2008. The change was primarily due to a decrease of $13.2 million in the loss from operations discussed above and an increase of $12.4 million in foreign exchange gains related to our Canadian communities.

United Kingdom

United Kingdom operating revenue consists of management fees, professional fees from development, marketing and other and reimbursed costs incurred on behalf of managed communities. Operating revenue was $27.6 million in 2009 compared to $32.8 million in 2008. The decrease of $5.2 million was primarily due to a $12.1 million decrease in professional fees from development, marketing and other as we wound down development in the United Kingdom in 2009. This decrease was offset by an increase in management fees and reimbursed costs incurred on behalf of managed communities of $6.8 million due to the opening of seven communities in 2009 and the continued lease up of communities that opened in 2008.

United Kingdom operating expenses consist primarily of development expense and other operating expenses. Development expense was $1.7 million in 2009 compared to $4.3 million in 2008. This decrease of $2.6 million was due to the winding down of development activity in 2009. Other operating expenses increased $2.3 million to $25.0 million in 2009 from $22.7 million in 2008 primarily due to an increase in costs incurred on behalf of managed communities due to the opening of seven communities in 2009 and the continued lease up of communities that opened in 2008.

Overall, loss before benefit from income taxes and discontinued operations in 2009 was $(0.9) million, a decrease of $3.8 million from the prior year for reasons discussed above.

Unallocated Corporate and Eliminations

Revenue within the Unallocated Corporate and Eliminations segment is comprised of the elimination of the Wholly Owned/Leased management and design fees. Revenue was $(28.1) million in 2009 compared to $(31.9) million in 2008, a decrease of $3.8 million or 11.9%. The decrease is due to lower occupancy and minimal design fees in 2009.

Operating expense within the Unallocated Corporate and Eliminations segment is comprised of overhead costs not directly attributable to an operating segment, elimination of the Wholly Owned/Leased management fee expense and the costs from our insurance entities. Operating expense was $49.2 million in 2009 compared to $67.0 million in 2008, a decrease of $17.8 million or 26.6%. General and administrative decreased $32.1 million in 2009 primarily due to a reduction in salaries, professional and legal fees. The decrease was partially offset by an increase of $19.0 million in restructuring costs associated with our plan to reduce overhead costs.

Overall, the loss before benefit from income taxes and discontinued operations in 2009 was ($78.0) million, a decrease of $30.3 million from the prior year due to the changes in loss from operations discussed above.

Liquidity and Capital Resources

Overview

We had $66.7 million and $39.3 million of unrestricted cash and cash equivalents at December 31, 2010 and December 31, 2009, respectively. Since January 1, 2009, we have had no borrowing availability under the Bank Credit Facility. As a result, we have financed our operations primarily with cash generated from operations, asset sales, management agreement buyouts and the sale of equity interests. We believe that our operations and sales of assets will generate sufficient cash to meet our obligations in 2011.

We significantly reduced our debt in 2010, from $440.2 million at the beginning of the year to $163.0 million at December 31, 2010 from proceeds received from asset sales, the sale of venture interests, management agreement buyouts and restructuring of our German debt as discussed in Significant 2010 Developments.

Debt

At December 31, 2010 and December 31, 2009, we had $163.0 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 2.78% and 2.87%, respectively, as follows (in thousands):

	December 31, 2010	December 31, 2009
Community mortgages	$96,942	$112,660
German community mortgages	—	196,956
German land parcel	—	1,724
Liquidating trust notes, at fair value	38,264	—
Bank Credit Facility	—	33,728
Land loans	—	33,327
Other	5,284	25,557
Variable interest entity	22,510	23,225
Margin loan (auction rate securities)	—	13,042

	$163,000	$440,219

Of the outstanding debt at December 31, 2010, we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $161.6 million of variable rate debt with a weighted average interest rate of 2.75%. We also had $13.5 million of letters of credit outstanding under the Bank Credit Facility at December 31, 2010, which were fully cash collateralized.

In 2010, we have renegotiated the majority of our debt agreements. Of our total debt of $163.0 million, $1.4 million was in default as of December 31, 2010. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at December 31, 2010 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties (1)	Variable Interest Entity Debt	Liquidating Trust Debt	Other	Total
Default	$—	$1,365	$—	$—	$1,365
2011	75,921	740	—	2,151	78,812
2012	—	775	38,264	1,548	40,587
2013	21,021	810	—	1,548	23,379
2014	—	840	—	37	877
2015	—	880	—	—	880
Thereafter	—	17,100	—	—	17,100

	$96,942	$22,510	$38,264	$5,284	$163,000

(1)	In February 2011, we extended the maturity date of $29.1 million of debt relating to a wholly owned community from December 2011 to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses.

Three communities in Canada that are wholly owned have been slow to lease up. The debt relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. The principal balance of $46.8 million is due in April 2011. We are marketing the communities for sale and expect that the net proceeds from the sale will be sufficient to repay the related debt.

Germany Venture

We owned nine communities in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default on the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements also stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit and principal repayment agreements until the earliest of the occurrence of certain other events relating to the loans.

In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders and we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below.

As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold four assets for gross proceeds of approximately $13.9 million with an aggregate appraised value of $14.5 million through December 31, 2010. As of December 31, 2010, the electing lenders have received net proceeds of $11.5 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries with respect to that community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.3 million on the consolidated balance sheets will be accreted to the note’s stated amount over the remaining term of the note. We recorded a gain of approximately $8.5 million in connection with this transaction which is included in discontinued operations in our consolidated statements of operations.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale was made for the account of our

German lenders as contemplated by our restructuring agreements discussed above. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which would be paid directly to the German lenders. In August 2010, we closed into escrow the sale of the real property and certain related assets of seven of our nine German communities and all titles were transferred to the buyer as of November 1, 2010. The consideration for the additional community was paid to the lender that held a lien on the property and we removed the property and the related debt from our balance sheet as of September 30, 2010.

In addition to the restructuring agreements, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provided that 90 days after the payment date, we would be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we would be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse would be limited to the assets owned by the German subsidiaries. In 2010, we were released from these obligations and we recorded a gain of approximately $2.7 million which is included in discontinued operations in our consolidated statements of operations. We closed on the sale of this community and we have removed $11.3 million in assets and $11.3 million of mortgage liabilities from our consolidated balance sheet as of December 31, 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of December 31, 2010, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. The restructured mortgages for the German assets were satisfied in 2010 and, as a result, are no longer reflected in our consolidated balance sheet as of December 31, 2010.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in 2010. We recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Bank Credit Facility

In 2010, we entered into the Fourteenth Amendment to our Bank Credit Facility. The amendment, among other matters, extended the maturity date of the Bank Credit Facility to December 2, 2011 from December 2, 2010. We repaid $33.7 million in 2010 and have no remaining balance as of December 31, 2010. We are unable to draw against the Bank Credit Facility. At December 31, 2010, there were $13.5 million in letters of credit related to our Bank Credit Facility. These letters of credit are fully cash collateralized.

Mortgage Financing

In 2010, we amended a loan secured by a wholly-owned community. The amendment provided for a $5 million principal repayment, extended the maturity date to December 2, 2011 and amended the occupancy calculation covenant. The loan balance at December 31, 2010 was $29.1 million. In February 2011, we further extended the maturity date to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses.

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. In August 2010, we further amended this loan with respect to the two land parcels. This portion of the amendment provided for a $5.0 million principal repayment, extended the maturity date to December 1, 2011 and waived defaults under the loan agreement. We fully repaid the debt relating to the two land parcels as of December 31, 2010. We also further amended the loan with respect to the operating community. This portion of the amendment provided for a $15.0 million principal repayment, extended the maturity date to June 1, 2013, released Sunrise as a guarantor, reset the interest rate to LIBOR plus 3% until May 31, 2012 (with an all-in floor of 3.5%) and increased the interest rate from June 1, 2012 to June 1, 2013 to LIBOR plus 4% (with an all-in floor of 4.5%), instituted a cash sweep of all excess cash at the property and eliminated all operating covenants.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.8 billion with near-term scheduled debt maturities of $0.7 billion in 2011. Of this $2.8 billion of debt, there is $0.3 billion of long-term debt that is in default as of December 31, 2010. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $2.8 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture has financial covenants that are based on the consolidated results of Sunrise. Events of default under this venture debt could allow the financial institution who has extended credit to seek acceleration of the loan and/or terminate our management agreement.

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

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2010 and fundings in 2010 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at December 31, 2010	ASC Contingencies Topic Liability for Future Fundings at December 31, 2010	Total Liability for Future Fundings at December 31, 2010	Fundings from January 1, 2010 through December 31, 2010
Operating deficit	Uncapped	$53	$—	$53	$500

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2010 was $0.4 million for the two ventures. We recorded losses of $9.6 million, $13.6 million and $3.0 million for 2010, 2009 and 2008, respectively. We are also obligated to fund operating shortfalls. The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales than forecasted and we have funded $6.9 million under the guarantees through December 31, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred regarding loans for both entities. The event of default was related to providing certain financial information for the ventures that the lender had previously requested. In October 2009, we received a notices of default related to the nonpayment of interest. In October 2010, we obtained a default waiver from the lender for one of the loans. As of December 31, 2010, the lender contends that one of these loans remains in default. We have accrued $1.5 million in default interest relating to this loan. We are in discussions with the lender regarding the alleged default.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of MSLS in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $7.0 million at December 31, 2010). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of the debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.6 billion at December 31, 2010. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2010, the remaining liability under this obligation is $37.2 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Contractual Obligations

Our current contractual obligations include long-term debt, operating leases for our corporate and regional offices, operating leases for our communities, and building and land lease commitments. In addition, we have commitments to fund ventures in which we are a partner. See Note 15 to our Consolidated Financial Statements for a discussion of our commitments.

Principal maturities of debt, equity investments in unconsolidated entities and future minimum lease payments at December 31, 2010 are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations
Debt	$163,000	$80,177	$63,966	$1,757	$17,100
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	338,628	58,038	110,466	44,223	125,901
Purchase Obligations (1)	—	—	—	—	—
Other Long-Term Liabilities (2)
Equity investments in unconsolidated entities	—	—	—	—	—

Total	$501,628	$138,215	$174,432	$45,980	$143,001

(1)	We have various standing or renewable contracts with vendors. These contracts are all cancellable with minimal or no cancellation penalties. Contract terms are generally one year or less.
(2)	As of December 31, 2010, we did not have any scheduled contributions to unconsolidated entities, but had approximately $20.3 million of unrecognized tax benefits that have been recorded as liabilities and we are uncertain as to if or when such amounts may be settled.

Cash Flows

Our primary sources of cash from operating activities are from management agreement buyout fees, management fees, from monthly fees and other billings from services provided to residents of our consolidated communities and distributions of operating earnings from unconsolidated ventures. The primary uses of cash for our ongoing operations include the payment of community operating and ancillary expenses for our consolidated and managed communities, general and administrative expenses and restructuring expenses. Changes in operating assets and liabilities such as accounts receivable, prepaids and other current assets, and accounts payable and accrued expenses will fluctuate based on the timing of payment to vendors. Reimbursement of these costs from our managed communities will vary as some costs are pre-funded, such as payroll, while others are reimbursed after they are incurred. Therefore, there will not always be a correlation between increases and decreases of accounts payable and receivables for our managed communities.

Net cash provided by operating activities was $62.9 million and $33.4 million for 2010 and 2009, respectively, an increase of $29.5 million. This change in cash provided by operations was primarily due to $63.3 million of buyout fee revenue, $16.9 million increase from distributions of earnings from unconsolidated entities and an increase in cash provided by discontinued operations of $3.5 million partially offset by a reduction in cash provided by working capital of $66.1 million.

Net cash provided by (used in) operating activities was $33.4 million and $(123.9) million in 2009 and 2008, respectively. In 2009, net working capital provided cash of $31.2 million as opposed to using cash of $(61.2) million in 2008. Discontinued operations used cash of $(1.1) million in 2009 as compared to using cash of $(44.6) million in 2008.

Net cash provided by investing activities was $176.3 million and $84.4 million for 2010 and 2009, respectively, an increase of $91.9 million. The change in cash provided by investing activities was primarily due to a decrease in capital expenditures and funding of condominium projects of $8.9 million, an increase in proceeds from the disposition of property and venture interests of $43.6 million, a decrease in restricted cash of $23.6 million and a $14.9 million increase in cash provided by discontinued operations.

Net cash provided by (used in) investing activities was $84.4 million and $(172.5) million in 2009 and 2008, respectively, an increase of $256.9 million. The increase in cash provided by investing activities was primarily due to a decrease of $206.3 million in capital expenditures and condominium fundings, an increase in cash provided by discontinued operations of $141.1 million as a result of asset sale proceeds and a decrease in investments in unconsolidated communities of $16.2 million. These increases in cash were partially offset by a decrease of $52.1 million of proceeds from the disposition of property and venture interests and increase in restricted cash of $71.2 million.

Net cash used in financing activities was $211.7 million and $108.0 million for 2010 and 2009, respectively, an increase of $103.7 million. This change was primarily due to an increase in net debt repayments of $43.1 million and an increase of $59.2 million in cash used in discontinued operations.

Net cash (used in) provided by financing activities was $(108.0) million and $187.7 million for 2009 and 2008, respectively, a decrease of $295.7 million. This decrease was primarily due to a decrease in net borrowings of long-term debt of $93.4 million, a decrease in net borrowings of debt related to discontinued operations of $144.8 million and repayments of $61.3 million under our Bank Credit Facility as compared to repayments of $5.0 million in 2008.

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

Maturity Date Through December 31,	Fixed Rate Debt	Variable Rate Debt
Past due	$1,365	$—
2011	—	78,246
2012	—	40,624
2013	—	23,416
2014	—	1,369
2015	—	880
Thereafter	—	17,100

Total Carrying Value	$1,365	$161,635

Average Interest Rate	6.67%	2.75%

Estimated Fair Market Value	$1,365	$155,318

At December 31, 2010, we had approximately $161.6 million of floating-rate debt at a weighted average interest rate of 2.75%. Debt incurred in the future also may bear interest at floating rates. Therefore, increases in prevailing interest rates could increase our interest payment obligations, which would negatively impact earnings. A one-percent change in interest rates would increase or decrease annual interest expense by approximately $1.2 million based on the amount of floating-rate debt at December 31, 2010. A five-percent change in interest rates would increase or decrease annual interest expense by approximately $5.9 million based on the amount of floating-rate debt at December 31, 2010.

We are subject to the impact of foreign exchange translation on our financial statements. To date, we have not hedged against foreign currency fluctuation; however, we may pursue hedging alternatives in the future. In 2010, we recorded $17.1 million, net, in exchange gains ($2.2 million in gains related to the Canadian dollar, $15.4 in gains related to the Euro which are included in discontinued operations and $(0.5) million in losses related to the British pound).

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

Changes in assumptions or estimates could materially affect the determination of fair value of a reporting unit, intangible asset or asset group and therefore could affect the amount of potential impairment of the asset. The following key assumptions to our income approach include:

•

Business Projections – We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the communities using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•

Growth Rate – A growth rate is used to calculate the terminal value of the business, and is added to budgeted earnings before interest, taxes, depreciation and amortization. The growth rate is the expected rate at which earnings are projected to grow beyond the planning period;

•	Economic Projections – Assumptions regarding general economic conditions are included in and affect our assumptions regarding pricing estimates for our communities and services. These macro-economic assumptions include, but are not limited to, industry projections, inflation, interest rates, price of labor, and foreign currency exchange rates; and

•

Discount Rates – When measuring a possible impairment, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit, asset, or asset group. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or similar line of business.

In 2010, certain land parcels, a closed community and units in a condominium project were classified as assets held for sale. They were recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded an impairment charge of $0.7 million in 2010, which is included in operating expenses under impairment of owned communities and land parcels.

In 2010, land parcels and a closed community classified as assets held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale were no longer being met and the assets were reclassified to held and used or to the liquidating trust. However, we continue to market the land parcels and closed community.

In 2010, we recorded impairment charges of $1.1 million for a land parcel and an operating community as the carrying value of these assets was in excess of their fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charges are included in operating expenses under impairment of owned communities and land parcels.

In connection with the restructuring of our German indebtedness (see Note 10), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties. As of December 31, 2010, the liquidating trust assets consist of three operating communities, 12 land parcels and one closed community. In 2010, we recorded impairment charges of $4.1 million on ten assets held in the liquidating trust as the carrying value of these assets were in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charges are included in operating expenses under impairment of owned communities and land parcels.

Nature of Estimates Required – Investments in Ventures. We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. The equity interest in these ventures generally ranges from 10% to 50%.

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

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $ 1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities in our consolidated statement of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20%

interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of (loss) earnings and return on investment in unconsolidated communities.

In 2009, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements. In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. Also in 2009, we chose not to participate in a capital call for a venture in which we had a 20% interest and we wrote off our remaining investment balance of $0.6 million and as a result our initial equity interest in the venture was diluted to zero. We determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million.

In 2008, we wrote-down our equity investments in our Fountains and Aston Gardens ventures by $10.7 million and $4.8 million, respectively.

In 2008, a lease between a landlord and a venture, in which we hold a 25% interest, was terminated. The venture received a termination fee of $4.0 million, of which our proportionate share was $1.0 million. As a result of the lease termination, the venture was liquidated and we recorded an impairment charge of $0.7 million.

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

We also offer our employees an option to participate in self-insured health and dental plans. The cost of our employee health and dental benefits, net of employee contributions, is shared by us and the communities based on the respective number of participants working directly either at our community support office or at the communities. Funds collected are used to pay the actual program costs which include estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Claims are paid as they are submitted to the plan administrator.

Assumptions and Approach Used for Self-Insured Risks. We record outstanding losses and expenses for the Self-Insured Risks and for our health and dental plans based on the recommendations of an independent actuary and management’s judgment. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2010, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined. While a single value is recorded on Sunrise’s balance sheet, loss reserves are based on estimates of future contingent events and as such contain inherent uncertainty. A quantification of this uncertainty would reflect a range of reasonable favorable and unfavorable scenarios. Sunrise’s annual estimated cost for Self-Insured Risks is determined using management judgment including actuarial analyses at various confidence levels. The confidence level is the likelihood that the recorded expense will exceed the ultimate incurred cost.

Sensitivity Analysis for Self-Insured Risks. The recorded liability for Self-Insured Risks was approximately $87.3 million at December 31, 2010. The expected liability is based on a 50% confidence level. If we had used a 75% confidence level, the recorded liability would be approximately $15 million higher. If we had used a 90% confidence level, the recorded liability would be approximately $32 million higher.

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

Sensitivity Analysis for Self-Insured Health and Dental Plan Costs. The liability for self-insured incurred but not yet reported claims for the self-insured health and dental plan is included in “Accrued expenses” in the consolidated balance sheets and was $9.7 million and $12.0 million at December 31, 2010 and 2009, respectively. We believe that the liability for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2010, but actual claims may differ. We record any subsequent changes in estimates in the period in which they are determined and will share with the communities participating in the insurance programs based on their proportionate share of any changes in estimates.

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

Assumptions. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•

Nature, frequency, and severity of current and cumulative financial reporting losses – A pattern of objectively measured recent financial reporting losses is a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•

Sources of future taxable income – Future reversals of existing temporary differences are verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence but such projections are more subjective and when such projections are combined with a history of recent losses it is difficult to reach verifiable conclusions and, accordingly, we give little or no weight to such projections when with combined recent financial reporting losses; and

•

Tax planning strategies – If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

Even though we have income in the current year, we have experienced significant losses for 2009, 2008 and 2007. In addition the income earned in the current year was primarily a result of specific non-recurring transactions. As indicated above, in making our assessment of the realizability of tax assets we assess reversing temporary differences, available tax planning strategies and estimates of future taxable income. We more heavily weight recent financial reporting losses and, accordingly, as of December 31, 2010 have given little or no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences. Tax planning strategies have been considered historically but due to the significant net operating loss carryforwards as of December 31, 2010 we have not considered such strategies to be reasonably viable. As a result of changes in judgment on the realizability of future tax benefits, a valuation allowance was established on all deferred tax assets net of reversing deferred tax liabilities.

At December 31, 2010 and 2009, our deferred tax assets, net of the valuation allowances of $148.6 million and $167.2 million, respectively, were $54.9 million and $117.2 million, respectively. At December 31, 2010 and 2009, our deferred tax liabilities were $54.9 million and $117.2 million, respectively, and therefore the net deferred tax liabilities recorded were zero as of December 31, 2010 and 2009, respectively.

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

Assumptions. In determining whether a tax benefit can be recorded, we must make assessments of a position’s sustainability and the likelihood of ultimate settlement with a taxing authority. Changes in our assessments would cause a change in our recorded position and changes could be significant. As of December 31, 2010 and 2009, we had recorded liabilities for possible losses on uncertain tax positions including related interest and penalties of $20.4 million and $19.0 million, respectively.

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

Changes in assumptions or estimates could materially affect the determination of fair value of an asset. The following key assumptions to our income approach include:

•

Business Projections – We make assumptions regarding the levels of revenue from communities and services. We also make assumptions about our cost levels (e.g., capacity utilization, labor costs, etc.). Finally, we make assumptions about the amount of cash flows that we will receive upon a future sale of the communities using estimated cap rates. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans and budgets;

•

Growth Rate – A growth rate is used to calculate the terminal value of the business, and is added to budgeted earnings before interest, taxes, depreciation and amortization. The growth rate is the expected rate at which earnings is projected to grow beyond the planning period;

•

Economic Projections – Assumptions regarding general economic conditions are included in and affect our assumptions regarding pricing estimates for our communities and services. These macro-economic assumptions include, but are not limited to, industry projections, inflation, interest rates, price of labor, and foreign currency exchange rates; and

•

Discount Rates – When measuring a possible loss, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not fully predictable. Various legal actions, claims and proceedings are pending against us, some for specific matters described in Note 15 to the financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we are not able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses.

New Accounting Standards

In 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 requires an analysis to be performed to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 was effective for us January 1, 2010 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to Accounting Standards Codification (“ASC”) Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 was effective for us January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

The following ASUs were issued in 2010:

ASU 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, amends the Consolidation Topic and clarifies the guidance in the accounting for a decrease of ownership in a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity. ASU 2010-02 does not apply to sales of in substance real estate. Additional disclosures are required. These disclosures include the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement after deconsolidation or derecognition and whether the transaction that resulted in the deconsolidation of a subsidiary or derecognition of a group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. ASU 2010-02 was effective for us in the first quarter of 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation was effective for us January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-08, Technical Corrections to Various Topics, did not fundamentally change U.S. GAAP but included certain clarifications to the guidance on embedded derivative and hedging which may cause a change in the application of ASC Subtopic 815-15 – Derivative and Hedging – Embedded Derivatives. Some technical corrections were effective in the first quarter of 2010, although the majority of ASU 2010-08 was effective for us on April 1, 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, requires the disclosure of subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us in the first quarter of 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-13, Compensation – Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Security Trades, clarifies that a share-based payment award with an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that would require the share-based payment award to be classified as a liability. ASU 2010-13 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs, amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics.

ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. ASU 2010-28 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805. ASU 2010-29 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

The following information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Sunrise Senior Living, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Senior Living, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

McLean, Virginia	/s/ Ernst & Young LLP
February 24, 2011

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share and share amounts)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$66,720	$39,283
Accounts receivable, net	37,484	37,304
Income taxes receivable	4,532	5,371
Due from unconsolidated communities	19,135	19,673
Deferred income taxes, net	20,318	23,862
Restricted cash	43,355	39,365
Assets held for sale	1,099	40,658
German assets held for sale	—	104,720
Prepaid expenses and other current assets	20,167	30,198

Total current assets	212,810	340,434
Property and equipment, net	238,674	288,056
Due from unconsolidated communities	3,868	13,178
Intangible assets, net	40,749	53,024
Investments in unconsolidated communities	38,675	64,971
Investments accounted for under the profit-sharing method	—	11,031
Restricted cash	103,334	110,402
Restricted investments in marketable securities	2,509	20,997
Assets held in the liquidating trust	50,750	—
Other assets, net	10,089	8,496

Total assets	$701,458	$910,589

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$80,176	$207,811
Outstanding draws on bank credit facility	—	33,728
Debt relating to German assets held for sale	—	198,680
Accounts payable and accrued expenses	131,904	138,032
Liabilities associated with German assets held for sale	—	12,632
Due to unconsolidated communities	502	2,180
Deferred revenue	15,946	5,364
Entrance fees	30,688	33,157
Self-insurance liabilities	35,514	41,975

Total current liabilities	294,730	673,559
Debt, less current maturities	44,560	—
Liquidating trust notes, at fair value	38,264	—
Investments accounted for under the profit-sharing method	419	—
Self-insurance liabilities	51,870	58,225
Deferred gains on the sale of real estate and deferred revenues	16,187	21,865
Deferred income tax liabilities	20,318	23,862
Other long-term liabilities, net	110,553	106,844

Total liabilities	576,901	884,355

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 56,453,192 and 55,752,217 shares issued and outstanding, net of 428,026 and 401,353 treasury shares, at December 31, 2010 and 2009, respectively	565	558
Additional paid-in capital	478,605	474,158
Retained loss	(361,904)	(460,971)
Accumulated other comprehensive income	2,885	8,302

Total stockholders’ equity	120,151	22,047

Noncontrolling interests	4,406	4,187

Total equity	124,557	26,234

Total liabilities and equity	$701,458	$910,589

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
(In thousands, except per share amounts)	2010	2009	2008
Operating revenue:
Management fees	$107,832	$112,467	$129,584
Buyout fees	63,286	—	621
Resident fees for consolidated communities	360,929	344,894	335,704
Ancillary fees	43,136	45,397	42,535
Professional fees from development, marketing and other	4,278	13,193	44,218
Reimbursed costs incurred on behalf of managed communities	827,240	942,809	1,003,345

Total operating revenue	1,406,701	1,458,760	1,556,007
Operating expenses:
Community expense for consolidated communities	268,986	263,792	253,168
Community lease expense	60,215	59,315	59,843
Depreciation and amortization	41,083	46,312	39,187
Ancillary expenses	40,504	42,457	40,131
General and administrative	124,728	114,566	150,273
Development expense	4,484	12,374	34,118
Write-off of capitalized project costs	—	14,879	95,763
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	(1,305)	3,887	30,224
Restructuring costs	11,690	32,534	24,178
Provision for doubtful accounts	6,244	13,319	20,069
Loss on financial guarantees and other contracts	518	2,053	5,022
Impairment of owned communities and land parcels	5,907	31,685	27,816
Impairment of goodwill and intangible assets	—	—	121,828
Costs incurred on behalf of managed communities	831,008	949,331	996,888

Total operating expenses	1,394,062	1,586,504	1,898,508

Income (loss) from operations	12,639	(127,744)	(342,501)
Other non-operating income (expense):
Interest income	1,096	1,341	6,002
Interest expense	(7,707)	(10,273)	(6,615)
Gain (loss) on investments	932	3,556	(7,770)
Gain on fair value of liquidating trust notes	5,240	—	—
Other income (expense)	1,181	6,553	(22,083)

Total other non-operating income (expense)	742	1,177	(30,466)
Gain on the sale of real estate and equity interests	27,672	21,651	17,374
Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities	7,521	5,673	(13,846)
Loss from investments accounted for under the profit-sharing method	(9,650)	(12,808)	(1,329)

Income (loss) before (provision for) benefit from income taxes and discontinued operations	38,924	(112,051)	(370,768)
(Provision for) benefit from income taxes	(6,559)	3,942	47,137

Income (loss) before discontinued operations	32,365	(108,109)	(323,631)
Discontinued operations, net of tax	68,461	(25,406)	(120,475)

Net income (loss)	100,826	(133,515)	(444,106)
Less: (Income) loss attributable to noncontrolling interests, net of tax	(1,759)	(400)	4,927

Net income (loss) attributable to common shareholders	$99,067	$(133,915)	$(439,179)

Earnings per share data:
Basic net income (loss) per common share
Income (loss) before discontinued operations	$0.55	$(2.12)	$(6.42)
Discontinued operations, net of tax	1.23	(0.49)	(2.30)

Net income (loss)	$1.78	$(2.61)	$(8.72)

Diluted net income (loss) per common share
Income (loss) before discontinued operations	$0.53	$(2.12)	$(6.42)
Discontinued operations, net of tax	1.19	(0.49)	(2.30)

Net income (loss)	$1.72	$(2.61)	$(8.72)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Equity Attributable to Noncontrolling Interests	Total Equity
Balance at January 1, 2008	50,557	$506	$452,640	$112,123	$8,294	$573,563	$10,208	$583,771
Net loss	—	—	—	(439,179)	—	(439,179)	(4,927)	(444,106)
Foreign currency translation income, net of tax	—	—	—	—	5,583	5,583	—	5,583
Sunrise’s share of investee’s other comprehensive loss	—	—	—	—	(7,206)	(7,206)	—	(7,206)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,343)	(1,343)
Investment in noncontrolling interests	—	—	—	—	—	—	5,448	5,448
Issuance of restricted stock	165	—	(2)	—	—	(2)	—	(2)
Forfeiture or surrender of restricted stock	(211)	(1)	(1,025)	—	—	(1,026)	—	(1,026)
Stock option exercises	361	4	4,162			4,166		4,166
Stock-based compensation expense	—	—	4,202	—	—	4,202	—	4,202
Tax effect from stock-based compensation	—	—	(1,573)	—	—	(1,573)	—	(1,573)

Balance at December 31, 2008	50,872	509	458,404	(327,056)	6,671	138,528	9,386	147,914
Net (loss) income	—	—	—	(133,915)	—	(133,915)	400	(133,515)
Foreign currency translation loss, net of tax	—	—	—	—	(4,813)	(4,813)	—	(4,813)
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	6,324	6,324	—	6,324
Distributions to noncontrolling interests	—	—	(142)	—	—	(142)	(1,341)	(1,483)
Sale of Greystone	—	—	—	—	—	—	(6,371)	(6,371)
Consolidation of a controlled entity	—	—	—	—	120	120	2,113	2,233
Issuance of common stock	4,175	42	11,064	—	—	11,106	—	11,106
Forfeiture or surrender of restricted or common stock	(59)	(1)	(116)	—	—	(117)	—	(117)
Stock option exercises	764	8	1,020	—	—	1,028	—	1,028
Stock-based compensation expense	—	—	3,928	—	—	3,928	—	3,928

Balance at December 31, 2009	55,752	558	474,158	(460,971)	8,302	22,047	4,187	26,234
Net income	—	—	—	99,067	—	99,067	1,759	100,826
Foreign currency translation loss, net of tax	—	—	—	—	(6,940)	(6,940)	—	(6,940)
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	1,418	1,418	—	1,418
Unrealized gain on investments	—	—	—	—	105	105	—	105
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,540)	(1,540)
Issuance of restricted stock	475	5	(5)	—	—	—	—	—
Forfeiture or surrender of restricted or common stock	(39)	(1)	(116)	—	—	(117)	—	(117)
Stock option exercises	265	3	370	—	—	373	—	373
Stock-based compensation expense	—	—	4,348	—	—	4,348	—	4,348
Tax effect from stock-based compensation	—	—	(150)	—	—	(150)	—	(150)

Balance at December 31, 2010	56,453	$565	$478,605	$(361,904)	$2,885	$120,151	$4,406	$124,557

See accompanying notes.

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2010	2009	2008
Operating activities
Net income (loss)	$100,826	$(133,515)	$(444,106)
Less: Net (income) loss from discontinued operations	(68,461)	25,406	120,475
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of real estate and equity interests	(27,672)	(21,651)	(17,374)
Gain on fair value of liquidating trust note	(5,240)	—	—
Loss from investments accounted for under the profit-sharing method	9,650	12,808	1,329
(Gain) loss on investments	(932)	(3,556)	7,770
Impairment of long-lived assets, goodwill and intangibles	5,907	31,685	149,644
Write-off of capitalized project costs	—	14,879	95,763
Provision for doubtful accounts	6,244	13,319	20,069
Benefit from deferred income taxes	—	(2,790)	(46,250)
Loss on financial guarantees and other contracts	518	2,053	5,022
Sunrise’s share of (earnings) loss and return on investment in unconsolidated communities	(7,521)	(5,673)	13,846
Distributions of earnings from unconsolidated communities	35,863	18,998	32,736
Depreciation and amortization	41,083	46,312	39,187
Amortization of financing costs and debt discount	1,003	1,261	575
Stock-based compensation	4,232	3,812	3,176
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	729	13,528	12,618
Due from unconsolidated senior living communities	(830)	23,997	(18,873)
Prepaid expenses and other current assets	(4,184)	11,735	40,271
Captive insurance restricted cash	(8,837)	(722)	2,728
Other assets	871	23,922	33,389
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(11,249)	(37,019)	(86,641)
Entrance fees	720	(2,113)	758
Self-insurance liabilities	(15,725)	(3,714)	(22,935)
Guarantee liabilities	(500)	(125)	(21,625)
Deferred revenue and gains on the sale of real estate	4,052	1,693	(885)
Net cash provided by (used in) discontinued operations	2,385	(1,111)	(44,601)

Net cash provided by (used in) operating activities	62,932	33,419	(123,934)

Investing activities
Capital expenditures	(15,855)	(19,899)	(173,274)
Net funding for condominium projects	(61)	(4,963)	(57,935)
Dispositions of property	18,411	10,758	61,660
Proceeds from the sale of equity interests	35,936	—	1,193
Change in restricted cash	9,049	(14,549)	56,661
Purchases of short-term investments	—	—	(102,800)
Proceeds from short-term investments	19,618	15,950	63,950
Increase in investments and notes receivable	—	(89,473)	(205,344)
Proceeds from investments and notes receivable	1,431	94,968	223,424
Investments in unconsolidated communities	(5,952)	(6,902)	(22,929)
Distributions of capital from unconsolidated communities	314	—	—
Consolidation of German venture	—	—	25,557
Net cash provided by (used in) discontinued operations	113,359	98,483	(42,616)

Net cash provided by (used in) investing activities	176,250	84,373	(172,453)

Financing activities
Net proceeds from exercised options	373	1,028	4,162
Additional borrowings of long-term debt	4,010	4,969	101,952
Repayment of long-term debt	(71,794)	(13,561)	(17,131)
Net repayments on Bank Credit Facility	(33,728)	(61,272)	(5,000)
Repayment of liquidating trust notes	(11,482)	—	—
Distributions to noncontrolling interests	(1,540)	(1,341)	(1,344)
Financing costs paid	(1,111)	(590)	(2,467)
Net cash (used in) provided by discontinued operations	(96,473)	(37,255)	107,516

Net cash (used in) provided by financing activities	(211,745)	(108,022)	187,688

Net increase (decrease) in cash and cash equivalents	27,437	9,770	(108,699)
Cash and cash equivalents at beginning of period	39,283	29,513	138,212

Cash and cash equivalents at end of period	$66,720	$39,283	$29,513

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Presentation

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

At December 31, 2010, we operated 319 communities, including 277 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,200. Of the 319 communities that we operated at December 31, 2010, ten were wholly owned, 26 were under operating leases, one was consolidated as a variable interest entity, one was a consolidated venture, 137 were owned in unconsolidated ventures and 144 were owned by third parties.

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

Discontinued operations consists primarily of our German operations, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in the fourth quarter of 2008.

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and amended on March 31, 2010, that certain conditions raised substantial doubt about our ability to continue as a going concern. These conditions included, at that point in time, (i) significant debt maturing in 2010, (ii) a significant amount of debt in default and (iii) our inability to borrow under our Bank Credit Facility. Since then, we have been able to extend or repay a significant amount of debt, generate liquidity through asset sales and other actions, and improve our core operations (see Note 10). We expect to have sufficient cash to meet our obligations in 2011. Accordingly, we no longer have substantial doubt about our ability to continue as a going concern for a reasonable period of time.

2.	Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Restricted Cash

We utilize large deductible blanket insurance programs in order to contain costs for certain lines of insurance risks including workers’ compensation and employers’ liability risks, automobile liability risk, employment practices liability risk and general and professional liability risks (“Self-Insured Risks”). We have self-insured a portion of the Self-Insured Risks through our wholly owned captive insurance subsidiary, Sunrise Senior Living Insurance, Inc. (the “Sunrise Captive”). The Sunrise Captive issues policies of insurance on behalf of us and each community we operate and receives premiums from us and each community we operate. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Cash held by the Sunrise Captive was $103.9 million and $95.1 million at December 31, 2010 and 2009, respectively. The earnings from the investment of the cash of the Sunrise Captive are used to reduce future costs and pay the liabilities of the Sunrise Captive. Interest income in the Sunrise Captive was $0.2 million, $0.7 million and $3.4 million for 2010, 2009 and 2008, respectively.

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

We review the carrying amounts of long-lived assets for impairment when indicators of impairment are identified. If the carrying amount of the long-lived asset exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset, we record an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the assets. We determine the fair value of long-lived assets based upon valuation techniques that include prices for similar assets.

Assets Held for Sale

At December 31, 2010 and 2009, approximately $1.1 million and $40.7 million of assets, respectively, were held for sale. The majority of these assets are undeveloped land parcels and certain condominium units that were acquired through an acquisition. We classify an asset as held for sale when all of the following criteria are met:

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

We classify land as held for sale when it is being actively marketed. For wholly owned operating communities, binding purchase and sale agreements are generally subject to substantial due diligence and historically these sales have not always been consummated. As a result, we generally do not believe that the “probable” criteria is met until the community is sold. Upon designation as an asset held for sale, we record the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. If assets classified as assets held for sale had been held for sale for over a year, the requirements to be classified as held for sale are no longer being met and the assets are reclassified to held and used. However, we usually will continue to market the assets for sale.

Real Estate Sales

We account for sales of real estate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Property, Plant and Equipment Topic. For sales transactions meeting the requirements of the

Topic for full accrual profit recognition, the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full accrual profit recognition, we account for the transactions in accordance with the methods specified in the ASC Property, Plant and Equipment Topic. For sales transactions that do not contain continuing involvement following the sale or if the continuing involvement with the property is contractually limited by the terms of the sales contract, profit is recognized at the time of sale. This profit is then reduced by the maximum exposure to loss related to the contractually limited continuing involvement. Sales to ventures in which we have an equity interest are accounted for in accordance with the partial sale accounting provisions as set forth in the ASC Property, Plant and Equipment Topic.

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

We also may provide guarantees to support the operations of the properties. If the guarantees are for an extended period of time, we apply the profit-sharing method and the property remains on our books, net of any cash proceeds received from the buyer. If support is required for a limited period of time, sale accounting is achieved and profit on the sale may begin to be recognized on the basis of performance of the services required when there is reasonable assurance that future operating revenues will cover operating expenses and debt service.

Under the profit-sharing method, the property portion of our net investment is amortized over the life of the property. Results of operations of the communities before depreciation, interest and fees paid to us is recorded as “Loss from investments accounted for under the profit-sharing method” in the consolidated statements of operations. The net income from operations as adjusted is added to the investment account and losses are reflected as a reduction of the net investment. Distributions of operating cash flows to other venture partners are reflected as an additional expense. All cash paid or received by us is recorded as an adjustment to the net investment. The net investment is reflected in “Investments accounted for under the profit-sharing method” in the consolidated balance sheets. At December 31, 2010, we have two ventures accounted for under the profit-sharing method.

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

Investments in Unconsolidated Communities

We hold a noncontrolling equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies or limited partnerships. Our equity interest in these ventures generally ranges from 10% to 50%.

In accordance with ASC Consolidation Topic, we review all of our ventures to determine if they are VIEs and require consolidation. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

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

For ventures not consolidated, we apply the equity method of accounting in accordance with ASC Investments – Equity Method and Joint Ventures Topic. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. In accordance with this Topic, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

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

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as “Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities” in the consolidated statements of operations.

We evaluate realization of our investment in ventures accounted for using the equity method if circumstances indicate that our investment is other than temporarily impaired.

Deferred Financing Costs

Costs incurred in connection with obtaining financing for our consolidated communities are deferred and amortized over the term of the financing using the effective interest method. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.

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

We utilize large deductible blanket insurance programs in order to contain costs for certain of the lines of insurance risks in the Insurance Program including Self-Insured Risks. The design and purpose of a large deductible insurance program is to reduce overall premium and claim costs by internally financing lower cost claims that are more predictable from year to year, while buying insurance only for higher-cost, less predictable claims.

We have self-insured a portion of the Self-Insured Risks through the Sunrise Captive. The Sunrise Captive issues policies of insurance on behalf of us and each community we operate and receives premiums from us and each community we operate. The Sunrise Captive pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

We record outstanding losses and expenses for all Self-Insured Risks and for claims under insurance policies based on management’s best estimate of the ultimate liability after considering all available information, including expected future cash flows and actuarial analyses. We believe that the allowance for outstanding losses and expenses is appropriate to cover the ultimate cost of losses incurred at December 31, 2010, but the allowance may ultimately be settled for a greater or lesser amount. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the insurance programs based on the proportionate share of any changes.

Employee Health and Dental Benefits

We offer employees an option to participate in our self-insured health and dental plans. The cost of our employee health and dental benefits, net of employee contributions, is shared between us and the communities based on the respective number of participants working either at our community support office or at the communities. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us. Claims are paid as they are submitted to the plan administrator. We also record a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. We believe that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses incurred at December 31, 2010, but actual claims may differ. Any subsequent changes in estimates are recorded in the period in which they are determined and will be shared with the communities participating in the program based on their proportionate share of any changes.

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

When the present value of estimated costs to be incurred under care agreements exceeds the present value of estimated revenues, the present value of such excess costs is accrued. The calculation assumes a future increase in the monthly revenue commensurate with the monthly costs. The calculation currently results in an expected positive net present value cash flow and, as such, no liability was recorded as of December 31, 2010 or December 31, 2009.

Refundable entrance fees are primarily non-interest bearing and, depending on the type of plan, can range from between 30% to 100% of the total entrance fee less any additional occupant entrance fees. As these obligations are considered security deposits, interest is not imputed on these obligations. Deferred entrance fees were $30.7 million and $33.2 million at December 31, 2010 and 2009, respectively.

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

Revenue Recognition

“Management fees” is comprised of fees from management agreements for operating communities owned by unconsolidated ventures and third parties, which consist of base management fees and incentive management fees. The management fees are generally between five and eight percent of a managed community’s total operating revenue. Fees are recognized in the month they are earned in accordance with the terms of the management agreement.

“Buyout fees” is comprised of fees from the buyout of management agreements.

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

“Reimbursed costs incurred on behalf of managed communities” is comprised of reimbursements for expenses incurred by us, as the primary obligor, on behalf of communities operated by us under long-term management agreements. Revenue is recognized when the costs are recorded on the books of the managed communities and we are due the reimbursement. If we are not the primary obligor, certain costs, such as interest expense, real estate taxes, depreciation, ground lease expense, bad debt expense and cost incurred under local area contracts, are not included. The related costs are included in “Costs incurred on behalf of managed communities”.

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

Stock-Based Compensation

We record compensation expense for our employee stock options and restricted stock awards in accordance with ASC Equity Topic. This Topic requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period. We use the Black-Scholes model to determine the fair value of our awards at the time of grant.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Certain of our subsidiaries’ functional currencies are the local currency of their respective country. In accordance with ASC Foreign Currency Matters Topic, balance sheets prepared in their functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period except for stockholders’ equity accounts and intercompany accounts with consolidated subsidiaries that are considered to be of a long-term nature, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated at a weighted average of exchange rates during the period. The cumulative effect of the translation is included in “Accumulated other comprehensive income” in the consolidated balance sheets. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange at the balance sheet date. All differences are recorded as “Other income (expense)” in the consolidated statements of operations.

Advertising Costs

We expense advertising costs as incurred. Total advertising expense for the years ended December 31, 2010, 2009 and 2008 was $4.4 million, $4.1 million and $4.3 million, respectively.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation. The majority of the reclassifications are to discontinued operations which includes our German operations, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in 2008.

New Accounting Standards

In 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 requires an analysis to be performed to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity. Additionally, ASU 2009-17 requires ongoing assessments as to whether an enterprise is the primary beneficiary and eliminates the quantitative approach in determining the primary beneficiary. ASU 2009-17 was effective for us January 1, 2010 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 was effective for us January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

The following ASUs were issued in 2010:

ASU 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, amends the Consolidation Topic and clarifies the guidance in the accounting for a decrease of ownership in a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity. ASU 2010-02 does not apply to sales of in substance real estate. Additional disclosures are required. These disclosures include the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement after deconsolidation or derecognition and whether the transaction that resulted in the deconsolidation of a subsidiary or derecognition of a group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. ASU 2010-02 was effective for us in the first quarter of 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation was effective for us January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-08, Technical Corrections to Various Topics, did not fundamentally change U.S. GAAP but included certain clarifications to the guidance on embedded derivative and hedging which may cause a change in the application of ASC Subtopic 815-15 – Derivative and Hedging – Embedded Derivatives. Some technical corrections were effective in the first quarter of 2010, although the majority of ASU 2010-08 was effective for us on April 1, 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, requires the disclosure of subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us in the first quarter of 2010. It did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-13, Compensation – Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Security Trades, clarifies that a share-based payment award with an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that would require the share-based payment award to be classified as a liability. ASU 2010-13 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs, amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics.

ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. ASU 2010-28 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805. ASU 2010-29 was effective for us on January 1, 2011. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Auction Rate Securities and Marketable Securities

In 2010, 2009 and 2008, we held investments in Student Loan Auction-Rate Securities (“SLARS”). These SLARS were issued by non-profit corporations and their proceeds are used to purchase portfolios of student loans. As of December 31, 2010, we had sold all of the SLARS we held. We had classified our investments in auction rate securities as trading securities and carried them at fair value. We recorded unrealized and realized gains (losses) of $0.9 million, $3.6 million and $(7.8) million for 2010, 2009 and 2008, respectively.

The following table reconciles the beginning and ending balances for the auction rate securities using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

Auction Rate Securities
Beginning balance - 1/1/10	$18,686
Total gains	932
Sales	(19,618)
Redemptions	—

Ending balance - 12/31/10	$—

At December 31, 2010, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.5 million at December 31, 2010. The valuation was based on Level 1 inputs.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	December 31,	December 31,
	2010	2009
Land	$—	$33,801
Closed community	—	2,514
Condominium units	1,099	4,343

Assets held for sale	$1,099	$40,658

In 2010, certain land parcels, a closed community and a condominium project were classified as assets held for sale. They were recorded at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. As the carrying value of an asset was in excess of its fair value less estimated costs to sell, we recorded an impairment charge of $0.7 million in 2010, which is included in operating expenses under impairment of owned communities and land parcels.

In 2010, land parcels and a closed community classified as assets held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale were no longer being met and the assets were reclassified to held and used or to the liquidating trust. However, we continue to market the land parcels and closed community.

In 2009, we recorded certain land parcels (including two closed construction sites), a condominium project and a closed property as held for sale at the lower of their carrying value or fair value less estimated costs to sell. We used appraisals, bona fide offers, market knowledge and broker opinions of value to determine fair value. As the carrying value of some of the assets was in excess of the fair value less estimated costs to sell, we recorded a charge of $4.5 million. At the end of 2009, seven land parcels classified as assets held for sale had been held for sale for over a year. Therefore, the requirements to be classified as held for sale were not met and the assets were re-classified to held and used as of December 31, 2009. We continued to market these land parcels for sale.

Assets Held and Used

In 2010, we recorded impairment charges of $1.1 million for a land parcel and an operating community as the carrying value of these assets was in excess of their fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charges are included in operating expenses under impairment of owned communities and land parcels.

In 2009, we recorded impairment charges of $24.9 million related to certain operating communities that are held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, recent sale and a cost of capital rate to the communities’ average net income to estimate fair value of all of these assets. We subsequently sold 21 operating communities that were classified as assets held and used and the $22.6 million impairment charge related to certain of these communities was included in discontinued operations.

In 2009, we also recorded impairment charges of $24.9 million for certain land parcels held and used as the carrying value of these assets was in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value.

In 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany (included in discontinued operations) and $12.0 million related to land parcels that were no longer expected to be developed. The carrying value of these assets was in excess of the fair value. We used appraisals, recent sale and a cost of capital rate to the communities’ average net income to estimate fair value of all of these assets.

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (see Note 10), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of December 31, 2010, the liquidating trust assets consist of three operating communities, 12 land parcels and one closed community. In 2010, we recorded impairment charges of $4.1 million on ten assets held in the liquidating trust as the carrying value of these assets were in excess of the fair value. We used appraisals, bona fide offers, market knowledge and brokers’ opinions of value to determine fair value. The impairment charge is included in operating expenses under impairment of owned communities and land parcels.

Fair Value Measurements of Liquidating Trust Assets, Assets Held for Sale, and Assets Held and Used

Upon designation as assets held for sale, we recorded the assets at the lower of carrying value or their fair value less estimated costs to sell. The following table details only liquidating trust assets, assets held for sale and assets held and used where fair value was lower than the carrying value and an impairment loss was recorded in 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Asset	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Liquidating trust assets (1)	$39,626	$—	$—	$39,626	$(3,823)
Assets held for sale	1,099	—	—	1,099	(683)
Assets held and used (1)	17,248	—	—	17,248	(826)

	$57,973	$—	$—	$57,973	$(5,332)

(1)	Excludes assets sold during 2010

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$1,365	$161,635

Average Interest Rate	6.67%	2.75%

Estimated Fair Market Value	$1,365	$155,318

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 10). The notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the underlying value of the collateral and expected timing and amount of repayment.

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Asset
Liquidating trust notes, at fair value	$38,264	$—	$—	$38,264	$5,240

The following table reconciles the beginning and ending balances for the German debt and the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2010 (in thousands):

	German Mortgage Debt	Liquidating Trust Notes
Beginning balance - 1/1/10	$196,956	$—
New debt	—	54,983
Total gains	(92,910)	(5,240)
Interest accretion	2,353	—
Payments	(94,808)	(11,479)
Cumulative translation adjustment	(11,591)	—

Ending balance - 12/31/10	$—	$38,264

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4.	Allowance for Doubtful Accounts

Allowance for doubtful accounts consists of the following (in thousands):

	Accounts Receivable	Other Assets	Total
Balance January 1, 2008	$12,360	$8,000	$20,360
Provision for doubtful accounts (1)	24,164	—	24,164
Write-offs	(1,491)	—	(1,491)

Balance December 31, 2008	35,033	8,000	43,033
Provision for doubtful accounts (1)	14,931	—	14,931
Write-offs	(25,900)	(8,000)	(33,900)

Balance December 31, 2009 (1)	24,064	—	24,064
Provision for doubtful accounts (1)	6,156	—	6,156
Write-offs	(13,891)	—	(13,891)

Balance December 31, 2010 (1)	$16,329	$—	$16,329

(1)	Includes provision associated with discontinued operations.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	Asset Lives	2010	2009
Land and land improvements	15 years	$50,806	$75,595
Building and building improvements	40 years	209,837	219,075
Furniture and equipment	3-10 years	140,955	140,024

		401,598	434,694
Less: Accumulated depreciation		(162,924)	(146,638)

Property and equipment, net		$238,674	$288,056

Depreciation expense was $27.8 million, $31.5 million and $30.2 million in 2010, 2009 and 2008, respectively.

In 2010, we sold two communities with a net book value of $5.7 million and four land parcels with a net book value of $14.7 million for total proceeds of $24.4 million. We also recorded impairment charges of $5.9 million related to eight land parcels, two operating communities, one condominium project and two ceased development projects. Refer to Note 3.

In 2009, we sold 21 non-core communities with a net book value of $142.5 million for an aggregate purchase price of $204 million. We recorded a gain of approximately $48.9 million after a deduction of $5.0 million related to potential future indemnification obligations which expired in November 2010. We recognized $5.0 million of gain related to expiration of this indemnification obligation in 2010 which is included in discontinued operations. In 2009, we also sold one community with a net book value of zero for $2.0 million and we recorded a gain of $0.5 million in 2009 with additional gain of $1.5 million recorded in 2010 when a note receivable was collected.

In 2008, we recorded impairment charges of $19.3 million related to five communities in the U.S., $5.2 million related to two communities in Germany and $12.0 million related to land parcels that were no longer expected to be developed. Refer to Note 3.

6.	Sales of Real Estate

Total gains (losses) on sale recognized are as follows (in thousands):

	December 31,
	2010	2009	2008
Properties accounted for under basis of performance of services	$1,269	$10,451	$9,583
Properties accounted for previously under financing method	—	—	538
Properties accounted for previously under deposit method	1,900	3,439	909
Properties accounted for under the profit-sharing method	—	8,853	6,717
Land and community sales	(241)	(360)	(877)
Sales of equity interests	25,013	—	(363)
Condominium sales	(171)	(1,032)	1,008
Other sales	(98)	300	(141)

Total gains on the sale of real estate and equity interests	$27,672	$21,651	$17,374

Basis of Performance of Services

During the years ended December 31, 2010, 2009 and 2008, we sold majority membership interests in entities owning partially developed land or sold partially developed land to ventures with none, none and four underlying communities, respectively, for zero, zero and $78.7 million, net of transaction costs, respectively. In connection with the transactions, we provided guarantees to support the operations of the underlying communities for a limited period of time. In addition, we have operated the communities under long-term management agreements since opening. Due to our continuing involvement, all gains on the sale and fees received after the sale are initially deferred. Any fundings under the cost overrun guarantees and the operating deficit guarantees are recorded as a reduction of the deferred gain. Gains and development fees are recognized on the basis of performance of the services required. As the result of the deferral of gains on sale and fees received after the sale, additional deferred gains of zero, $2.3 million and $8.5 million were recorded in 2010, 2009 and 2008, respectively. Gains of $0.4 million, $7.6 million and $4.9 million were recognized in 2010, 2009 and 2008, respectively.

In 2008, in connection with the sale of a majority membership interest in an entity which owned an operating community, we provided a guarantee to support the operations of the property for a limited period of time. Due to this continuing involvement, the gain on sale totaling approximately $8.7 million was initially deferred and is being recognized using the basis of performance of services method. We recorded gains of $0.9 million, $2.9 million and $4.7 million in 2010, 2009 and 2008, respectively.

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

Deposit Method

In 2003, we sold a portfolio of 13 operating communities and five communities under development for approximately $158.9 million in cash, after transaction costs, which was approximately $21.5 million in excess of our capitalized costs. In connection with the transaction, we agreed to provide income support to the buyer if the cash flows from the communities were below a stated target. We recorded a gain of $52.5 million upon the expiration of the guarantee in 2007. In 2010, 2009 and 2008, the buyer reimbursed us for some of the income support payments previously made. We recorded additional gains of $1.9 million, $3.4 million and $0.9 million in 2010, 2009 and 2008, respectively, relating to these reimbursements.

Installment Method

In 2009, we sold a wholly owned community to an unrelated third party for approximately $2.0 million. We received $0.3 million in cash and a note receivable for $1.7 million when the transaction closed. The cash received did not meet the minimum initial investment required to adequately demonstrate the buyer’s commitment to purchase this type of asset. Therefore, we applied the installment method of accounting to this transaction. Under the installment method, the seller recognizes a sale of real estate. However, profit is recognized on a reduced basis. As of December 31, 2010, the note receivable had been paid back in full. Gains of $1.5 million and $0.5 million were recognized in 2010 and 2009, respectively, relating to this transaction. This community sale is included in discontinued operations as we have no continuing involvement.

Investments Accounted for Under the Profit-Sharing Method, net

In 2009, a guarantee we provided in conjunction with the sale of three communities in 2004 expired. The guarantee stated that we would make monthly payments to the buyer equal to the amount by which a net operating income target exceeded actual net operating income for the communities until a certain coverage ratio was reached. In 2004, we had concluded that the guarantee would be for an extended period of time and applied the profit-sharing method of accounting. Upon the expiration of the guarantee, we recorded a gain of approximately $8.9 million.

In 2008, we completed the recapitalization of a venture with two underlying properties that was initially sold in 2004. As a result of this recapitalization, the guarantees that required us to use the profit-sharing method of accounting for our previous sale of real estate in 2004 were released and we recorded a gain on sale of approximately $6.7 million.

In 2006, we sold a majority interest in two separate entities related to a condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2010 was $0.4 million for the two ventures. We recorded a loss of $9.6 million, $13.6 million and $3.0 million in 2010, 2009 and 2008, respectively. We are also obligated to fund operating shortfalls. The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales than forecasted and we have funded $6.9 million under the guarantees through December 31, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred regarding loans for both entities. The event of default was related to providing certain financial information for the venture that the lender had previously requested. In October 2009, we received a notice of default related to the nonpayment of interest. In October 2010, we obtained a default waiver from the lender for one of the loans. As of December 31, 2010, the lender contends that one of these loans remains in default. We have accrued $1.5 million in default interest relating to this loan. We are in discussions with the lender regarding the alleged default.

Relevant details are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$13,012	$14,219	$16,635
Operating expenses	(17,934)	(18,849)	(11,459)
Interest expense	(5,826)	(6,195)	(597)
Impairment loss	(462)	(1,146)	—

(Loss) income from operations before depreciation	(11,210)	(11,971)	4,579
Depreciation expense	1,560	1,489	—
Distributions to other investors	—	(2,326)	(5,908)

Loss from investments accounted for under the profit-sharing method	$(9,650)	$(12,808)	$(1,329)

Investments accounted for under the profit-sharing method, net	$(419)	$11,031	$13,673
Amortization expense on investments accounted for under the profit-sharing method	$—	$363	$987

Land and Community Sales

In 2010, 2009 and 2008, we sold four, one and four parcels of undeveloped land, respectively. We recognized losses of $0.2 million, $0.4 million and $0.9 million, in 2010, 2009 and 2008, respectively, related to these land sales.

In 2010, we sold two operating properties for approximately $10.8 million and we recognized a net gain of approximately $4.0 million which is reflected in discontinued operations in our consolidated statements of operations. This gain is after a reduction of $0.7 million related to potential future indemnification obligations which expire in 2011. These properties, in addition to two land parcels, were part of the liquidating trust held as collateral for the electing lenders and a prorated portion of the net proceeds from the sales were distributed to the electing lenders and reduced the principal balance of our restructure note by $10.7 million.

In 2009, we sold 21 non-core assisted living communities, located in 11 states, to Brookdale Senior Living, Inc. for an aggregate purchase price of $204 million. At closing, we received approximately $59.6 million in net proceeds after we paid or the purchaser assumed approximately $134.1 million of mortgage loans, the posting of required escrows, various prorations and adjustments, and payments of expenses by us, recognizing a gain of $48.9 million. This gain was after a reduction of $5.0 million related to potential future indemnification obligations which expired in November 2010. In 2010, a gain of $5.0 million was recognized when the indemnification period expired and is included in discontinued operations.

In 2008, we sold two communities for approximately $3.3 million in cash after transaction costs. There were no forms of continuing involvement that precluded sale accounting or gain recognition for all these sales. These community sales are included in discontinued operations as we have no continuing involvement.

Condominium Sales

In 2006, we acquired the long-term management agreements of two San Francisco Bay area continuing care retirement communities (“CCRC”) and the ownership of one community. As part of the acquisition, we also received ten vacant condominium units from the seller that we could renovate and sell. In 2007, we purchased an additional 37 units. Of the 47 units acquired, three were converted into a fitness center for the community, 14 were converted into seven double units and three were converted into a triple unit. In 2010, 2009 and 2008, we sold nine of the 35 renovated units in each respective year and recognized (losses) gains on those sales totaling $(0.2) million, $(1.0) million and $1.0 million in 2010, 2009 and 2008, respectively.

Sales of Equity Interests

We sold our equity interest in nine limited liability companies in the U.S. and two limited partnerships in Canada in 2010 and one venture each in 2009 and 2008 whose underlying assets were real estate. In accordance with ASC Property, Plant and Equipment Topic, the sale of an investment in the form of a financial asset that is in substance real estate should be accounted for in accordance with this Topic. For all of the transactions, we did not provide any forms of continuing involvement that would preclude sale accounting or gain recognition. We recognized gains (losses) on sale of $25.0 million, zero and $(0.4) million, respectively, related to these sales.

7.	Variable Interest Entities

GAAP requires that a VIE, defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2010, we are the primary beneficiary of one VIE and therefore consolidate that entity.

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a CCRC in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $17.1 million and $18.1 million, respectively, of net property and equipment and debt of $22.5 million and $23.2 million, respectively, of which $1.4 million was in default as of December 31, 2010, in our December 31, 2010 and December 31, 2009 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of December 31, 2010 and December 31, 2009, we guaranteed $21.1 million and

$21.9 million, respectively, of the bonds. Management fees earned by us were $0.6 million, $0.6 million and $0.5 million for 2010, 2009 and 2008, respectively. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $10.1 million, $11.1 million and $7.5 million 2010, 2009 and 2008, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $0.2 million per year in 2010, 2009 and 2008, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.6 million and $6.1 million at December 31, 2010 and December 31, 2009, respectively. These amounts are eliminated in our consolidated financial statements.

We previously consolidated six VIEs that were investment partnerships formed with third-party partners to invest capital in the pre-financing stage of Greystone projects. Our interest in five of these investment partnerships was sold as part of the Greystone transaction in March 2009 and we retained ownership in one which we deconsolidated as we are no longer affiliated with the general partner and do not control the entity. This entity was dissolved in January 2010.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million of debt which is non-recourse to us. Our equity investment in the venture is zero at December 31, 2010. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.4 million due from the venture. Our maximum exposure to loss is $1.4 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our consolidated statements of operations as a result of our involvement with the VIE.

This VIE is a limited partnership in which the general partner (“GP”) is owned by our venture partner and us in proportion to our equity investment of 90% and 10%, respectively. The GP is supervised and managed under a board of directors and all of the powers of the GP are vested in the board of directors. The board of directors is made up of six directors. Four directors are appointed by our venture partner and two directors are appointed by us. Actions that require the approval of the board of directors include approval and amendment of the annual operating budget. Material decisions, such as the sale of any facility, require approval by 75% of the board of directors. We have determined that the board of directors has power over financing decisions, capital decisions and operating decisions. These are the activities that most impact the entity’s economic performance, and therefore, neither equity holder has power over the venture. We have determined that power is shared within this venture as no one partner has the ability to unilaterally make significant decisions and therefore we are not the primary beneficiary.

8.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2010	2009
Management contracts less accumulated amortization of $42,143 and $33,007	1 - 30 years	$36,739	$48,464
Leaseholds less accumulated amortization of $4,822 and $4,407	10 - 29 years	3,062	3,477
Other intangibles less accumulated amoritization of $1,033 and $898	1 - 40 years	948	1,083

		$40,749	$53,024

Amortization was $11.7 million, $13.0 million and $8.0 million in 2010, 2009 and 2008, respectively. These amounts include $9.5 million, $10.2 million and $5.2 million of accelerated amortization of certain terminated management contracts. Amortization is expected to be approximately $2.3 million per year from 2011 to 2015.

In 2008, we recorded an impairment charge of $9.8 million related to our Trinity goodwill and related intangible assets. Trinity ceased operations in December 2008. This impairment charge is recorded in discontinued operations. In 2008, we also recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisitions of Marriott Senior Living Services, Inc. (“MSLS”) in 2003 and Karrington Health, Inc. in 1999. The impairment was recorded as the fair value of the North American business was determined to be less than the fair value of the net tangible assets and identifiable intangible assets.

9.	Investments in Unconsolidated Communities

The following are our investments in unconsolidated communities as of December 31, 2010:

Venture	Sunrise Ownership
Karrington of Findlay Ltd	50.00%
MorSun Tenant LP	50.00%
Sunrise/Inova McLean Assisted Living, LLC	40.00%
AU-HCU Holdings, LLC (1)	30.00%
RCU Holdings, LLC (1)	30.00%
SunVest, LLC	30.00%
Metropolitan Senior Housing, LLC	25.00%
Sunrise at Gardner Park, LP	25.00%
Cheswick & Cranberry, LLC	25.00%
Master MorSun, LP	20.00%
Master MetSun, LP	20.00%
Master MetSun Two, LP	20.00%
Master MetSun Three, LP	20.00%
Sunrise Beach Cities Assisted Living, LP	20.00%
AL U.S. Development Venture, LLC	20.00%
Sunrise HBLR, LLC	20.00%
PS UK Investment (Jersey) LP	20.00%
PS UK Investment II (Jersey) LP	16.90%
Sunrise First Euro Properties LP	20.00%
Master CNL Sun Dev I, LLC	20.00%
Sunrise New Seasons Venture, LLC	20.00%
Santa Monica AL, LLC	15.00%
Sunrise Third Senior Living Holdings, LLC	10.00%
Cortland House, LP	10.00%
Dawn Limited Partnership	9.81%

(1)	Investments are accounted for under the profit-sharing method of accounting. See Note 6.

Our weighted average ownership percentage in our unconsolidated ventures, including our investments accounted for under the profit sharing method, is approximately 13.6% based on total assets as of December 31, 2010.

Included in “Due from unconsolidated communities” are net receivables and advances from unconsolidated ventures of $22.5 million and $30.7 million at December 31, 2010 and 2009, respectively. Net receivables from these ventures relate primarily to development and management activities.

Summary financial information for unconsolidated ventures accounted for by the equity method, which excludes our venture accounted for under the profit sharing method, is as follows (in thousands and unaudited):

	December 31,
	2010	2009	2008
Assets, principally property and equipment	$2,796,718	$3,989,387	$4,704,052
Long-term debt	2,672,506	3,569,246	3,933,188
Liabilities excluding long-term debt	136,022	226,678	378,988
Equity	(11,810)	193,463	391,876
Revenue	635,516	854,552	1,120,877
Net loss	(44,133)	(25,084)	(94,327)

Accounting policies used by the unconsolidated ventures are the same as those used by us.

Total management fees and reimbursed contract services from related unconsolidated ventures was $448.5 million, $521.8 million, and $534.2 million in 2010, 2009 and 2008, respectively.

Our share of earnings and return on investment in unconsolidated communities consists of the following (in thousands):

	December 31,
	2010	2009	2008
Sunrise’s share of earnings (loss) in unconsolidated communities	$8,599	$4,245	$(31,133)
Return on investment in unconsolidated communities	9,956	10,612	33,483
Impairment of equity and cost investments	(11,034)	(9,184)	(16,196)

Sunrise’s share of earning (losses) and return on investment in unconsolidated communities	$7,521	$5,673	$(13,846)

Our investment in unconsolidated communities was greater than our portion of the underlying equity in the ventures by $60.4 million and $47.8 million as of December 31, 2010 and 2009, respectively.

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

In 2010, our return on investment in unconsolidated communities was primarily the result of distributions of $9.4 million from operations of the investments where the book value is zero and we have no contractual or implied obligation to support the venture. Also, in 2010, we recognized $0.4 million in conjunction with the sale of a community within a venture in which we own a 25.0% interest, and we recognized $0.3 million in conjunction with the expiration of a contractual obligation.

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

Transactions

Ventas

In 2010, we sold to Ventas, Inc. (“Ventas”) all of our venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada, which collectively owned 58 communities managed by us. The aggregate purchase price for the venture interests was approximately $41.5 million. In connection with this transaction, we recorded a $25.0 million gain on the sale and deferred $5.7 million of the payment, as of December 31, 2010, which will be recognized as management fee income in 2011.

U.K. Venture

In 2010, 2009 and 2008, our first U.K. development venture in which we have a 20% equity interest sold two, four and four communities, respectively, to a venture in which we have a 10% interest. We recorded equity in earnings (loss) in 2010, 2009 and 2008 of approximately $13.0 million, $19.5 million and $(3.6) million, respectively. In 2010, we entered into an amendment to the partnership agreement for our first U.K. development venture. Under the amendment, we and our venture partner agreed to amend the partnership agreement as it related to distributions and acknowledged that we had received distributions less than what we were entitled to. In December 2010, we received a distribution of $15.2 million. In addition, our venture partner agreed to release $7.3 million of undistributed proceeds from previous sales that had been held on our behalf in an escrow account within the venture. Our equity in earnings from this venture is composed of (i) gains on the sale of the communities, (ii) the amendment to the cash distribution waterfall in 2010 and (iii) earnings and losses from the community operations.

When our U.K. ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund this bonus pool. In 2010, 2009 and 2008, we recorded bonus expense of $0.2 million, $0.7 million and $7.9 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts until bonuses are paid. As of December 31, 2010, approximately $0.2 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses were payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. ventures. This bonus distribution limitation was satisfied in 2008.

Non-Participation in Capital Calls and Debt Defaults

In 2010, based on an event of default under the loan agreements of two ventures in which we own a 20% interest, we considered our equity to be other than temporarily impaired and wrote-off the remaining equity balance of $1.9 million for one venture and wrote down the equity balance of the other venture by $1.2 million. Also in 2010, we chose not to participate in a capital call for two ventures in which we had a 20% interest and as a result our initial equity interest in those ventures was diluted to zero. Accordingly, we wrote off our remaining investment balance of $1.8 million which is reflected in Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities in our consolidated statements of operations. In addition, based on poor operating performance of two communities in one venture in which we have a 20% interest, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $0.7 million.

We have one cost method investment in a company in which we have an approximate 9% interest. In 2010, based on the inability of this company to secure continued financing and having significant debt maturing in 2010, we considered our equity to be other than temporarily impaired and wrote off our equity balance of $5.5 million which is recorded as part of Sunrise’s share of earnings (loss) and return on investment in unconsolidated communities.

In 2009, we wrote-down our equity investments in two of our development ventures by $7.4 million based on poor performance and defaults under the ventures’ construction loan agreements. In 2009, based on the receipt of a notice of default from the lender to a venture in which we own a 20% interest and the poor rental experience in the venture, we considered our equity to be other than temporarily impaired and wrote off the remaining equity balance of $1.1 million. Also in 2009, we chose not to participate in a capital call for a venture in which we had a 20% interest and we wrote off our remaining investment balance of $0.6 million and as a result our initial equity interest in the venture was diluted to zero. We determined the fair value of our investment in a venture in which we had a 1% interest had decreased to zero and was other than temporarily impaired, resulting in an impairment charge of $0.1 million.

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

In 2009, we sold our 25% equity interest in the venture and were released from all guarantee obligations. Our management agreement was terminated on April 30, 2009. We received proceeds of approximately $4.8 million for our equity interest and our receivable from the venture for fundings under the operating deficit guarantees. We had previously written down our equity interest and our receivable to these expected amounts in 2008 so there was no gain or loss on the transaction in 2009.

Fountains Venture

In 2008, the Fountains venture, in which we held a 20% interest, failed to comply with the financial covenants in the venture’s loan agreement. The lender had been charging a default rate of interest since April 2008. At loan inception, we provided the lender a guarantee of operating deficits including payments of monthly principal and interest payments, and in 2008 we funded payments under this guarantee as the venture did not have enough available cash flow to cover the full amount of the interest payments at the default rate. Advances under this guarantee were recoverable in the form of a loan to the venture, which was to be repaid prior to the repayment of equity capital to the partners, but was subordinate to the repayment of other venture debt. We funded $14.2 million under this operating deficit guarantee which had been written-down to zero as of December 31, 2008. These advances under the operating deficit guarantee were in addition to the $12.8 million we funded under our income support guarantee to our venture partner, which was written-down to zero as of December 31, 2008.

In 2009, we informed the venture’s lenders and our venture partner that we were suspending payment of default interest and payments under the income support guarantee, and that we would seek a comprehensive restructuring of the loan, our operating deficit guarantees and our income support guarantee. Our failure to pay default interest on the loan was an additional default of the loan agreement. In October 2009, we entered into agreements with our venture partner, as well as with the lender, to release us from all claims that our venture partner and the lender had against us prior to the date of the agreements and from all of our future funding obligations in connection with the Fountains portfolio.

Pursuant to these agreements, the lender and our venture partner released us from all past and future funding commitments in connection with the Fountains portfolio, as well as from all other liabilities prior to the date of the agreements arising under the Fountains venture, loan and management agreements, including obligations under operating deficit and income support obligations. We retain certain management and operating obligations with respect to one community until regulatory approval is obtained to transfer management.

In exchange for these releases, we have, among other things:

•	Transferred our 20-percent ownership interest in the Fountains venture to our venture partner in 2009;

•	Contributed vacant land parcels adjacent to six of the Fountains communities and owned by us to the Fountains venture in 2009;

•	Transferred management of 15 of the 16 Fountains communities in 2010 and will transfer management of the remaining community as soon as regulatory approval is obtained; and

•	Repaid the venture the management fee we had earned in 2009 of $1.8 million.

The contributed vacant land parcels were carried on our consolidated balance sheets at a book value of $12.9 million, in addition to a guarantee liability of $12.9 million, both of which was written off upon closing of the transaction resulting in no gain or loss.

Other

In 2010, a venture in which we own 25% interest sold its only property. We received proceeds of $0.4 million and $0.2 million will be held in escrow for one year until the venture is liquidated.

In 2008, a lease between a landlord and a venture, in which we hold a 25% interest, was terminated. The venture received a termination fee of $4.0 million, of which our proportionate share was $1.0 million. As a result of the lease termination, the venture was liquidated and we recorded an impairment charge of $0.7 million.

10.	Debt and Bank Credit Facility

Debt

At December 31, 2010 and December 31, 2009, we had $163.0 million and $440.2 million, respectively, of outstanding debt with a weighted average interest rate of 2.78% and 2.87%, respectively, as follows (in thousands):

	December 31, 2010	December 31, 2009
Community mortgages	$96,942	$112,660
German community mortgages	—	196,956
German land parcel	—	1,724
Liquidating trust notes, at fair value	38,264	—
Bank Credit Facility	—	33,728
Land loans	—	33,327
Other	5,284	25,557
Variable interest entity	22,510	23,225
Margin loan (auction rate securities)	—	13,042

	$163,000	$440,219

Of the outstanding debt at December 31, 2010, we had $1.4 million of fixed-rate debt with a weighted average interest rate of 6.67% and $161.6 million of variable rate debt with a weighted average interest rate of 2.75%. We also had $13.5 million of letters of credit outstanding under the Bank Credit Facility at December 31, 2010, which were fully cash collateralized.

In 2010, we have renegotiated the majority of our debt agreements. Of our total debt of $163.0 million, $1.4 million was in default as of December 31, 2010. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at December 31, 2010 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties (1)	Variable Interest Entity Debt	Liquidating Trust Debt	Other	Total
Default	$—	$1,365	$—	$—	$1,365
2011	75,921	740	—	2,151	78,812
2012	—	775	38,264	1,548	40,587
2013	21,021	810	—	1,548	23,379
2014	—	840	—	37	877
2015	—	880	—	—	880
Thereafter	—	17,100	—	—	17,100

	$96,942	$22,510	$38,264	$5,284	$163,000

(1)	In February 2011, we extended the maturity date of $29.1 million of debt relating to a wholly owned community from December 2011 to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses.

Three communities in Canada that are wholly owned have been slow to lease up. The debt relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. The principal balance of $46.8 million is due in April 2011. We are marketing the communities for sale and expect that the net proceeds from the sale will be sufficient to repay the related debt.

Germany Venture

We owned nine communities in Germany. At the beginning of 2009, we informed the lenders to our German communities and the Hoesel land, an undeveloped land parcel, that our German subsidiary was suspending payment of principal and interest on all loans for our German communities and that we would seek a comprehensive restructuring of the loans and our operating deficit guarantees. As a result of the failure to make payments of principal and interest on the loans for our German communities, we were in default on the loan agreements. We had entered into standstill agreements with the lenders pursuant to which the lenders had agreed not to foreclose on the communities that were collateral for their loans. The standstill agreements also stipulated that neither party would commence or prosecute any action or proceeding to enforce their demand for payment by us pursuant to our operating deficit and principal repayment agreements until the earliest of the occurrence of certain other events relating to the loans.

In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders and we recognized a gain of $44.0 million, which is included in discontinued operations, in connection with the closing of this transaction. The details of this transaction are outlined below.

As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold four assets for gross proceeds of approximately $13.9 million with an aggregate appraised value of $14.5 million through December 31, 2010. As of December 31, 2010, the electing lenders have received net proceeds of $11.5 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries with respect to that community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note which is recorded at $5.3 million on the consolidated balance sheets will be accreted to the note’s stated amount over the remaining term of the note. We recorded a gain of approximately $8.5 million in connection with this transaction which is included in discontinued operations in our consolidated statements of operations.

In May 2010, we entered into a purchase and sale agreement with GHS Pflegeresidenzen Grundstücks GmbH (“GHS”) and TMW Pramerica Property Investment GmbH (“PREI” and together the “Purchasers”), pursuant to which we agreed to sell the real property and certain related assets of eight of our nine German communities. The sale was made for the account of our German lenders as contemplated by our restructuring agreements discussed above. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which would be paid directly to the German lenders. In August 2010, we closed into escrow the sale of the real property and certain related assets of seven of our nine German communities and all titles were transferred to the buyer as of November 1, 2010. The consideration for the additional community was paid to the lender that held a lien on the property and we removed the property and the related debt from our balance sheet as of September 30, 2010.

In addition to the restructuring agreements, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In April 2010, we paid $2.8 million to that lender, which was applied against the outstanding amounts of the loans. The settlement further provided that 90 days after the payment date, we would be released from certain of our operating deficit funding and all of our payment guarantee obligations in connection with the loans, and that we would be entirely released from any remaining operating deficit funding obligations upon the earlier of the sale and transfer of the building or December 31, 2010. After 90 days following the payment date, the lender’s recourse would be limited to the assets owned by the German subsidiaries. In 2010, we were released from these obligations and we recorded a gain of approximately $2.7 million which is included in discontinued operations in our consolidated statements of operations. We closed on the sale of this community and we have removed $11.3 million in assets and $11.3 million of mortgage liabilities from our consolidated balance sheet as of December 31, 2010.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of December 31, 2010, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. The restructured mortgages for the German assets were satisfied in 2010 and, as a result, are no longer reflected in our consolidated balance sheet as of December 31, 2010.

We were liable for a principal repayment guarantee for the Hoesel land parcel which was not part of the restructuring agreement. The Hoesel land parcel was sold and the liability was released in 2010. We recognized a gain of $0.8 million on the sale which is reflected in discontinued operations in our consolidated statements of operations.

Bank Credit Facility

In 2010, we entered into the Fourteenth Amendment to our Bank Credit Facility. The amendment, among other matters, extended the maturity date of the Bank Credit Facility to December 2, 2011 from December 2, 2010. We repaid $33.7 million in 2010 and have no remaining balance as of December 31, 2010. We are unable to draw against the Bank Credit Facility. At December 31, 2010, there were $13.5 million in letters of credit related to our Bank Credit Facility. These letters of credit are fully cash collateralized.

Mortgage Financing

In 2010, we amended a loan secured by a wholly-owned community. The amendment provided for a $5 million principal repayment, extended the maturity date to December 2, 2011 and amended the occupancy calculation covenant. The loan balance at December 31, 2010 was $29.1 million. In February 2011, we further extended the maturity date to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses.

In February 2010, we extended $56.9 million of debt that was either past due or in default at December 31, 2009. The debt is associated with an operating community and two land parcels. In connection with the extension we (i) made a $5.0 million principal payment at closing; (ii) extended the terms of the debt on the two land parcels to December 2, 2010 and the operating community remained at a maturity date of April 1, 2011; (iii) made an additional $5.0 million principal payment on July 30, 2010; and, among other items, (iv) defaults under the loan agreements were waived by the lenders. In August 2010, we further amended this loan with respect to the two land parcels. This portion of the amendment provided for a $5.0 million principal repayment, extended the maturity date to December 1, 2011 and waived defaults under the loan agreement. We fully repaid the debt relating to the two land parcels as of December 31, 2010. We also further amended the loan with respect to the operating community. This portion of the amendment provided for a $15.0 million principal repayment, extended the maturity date to June 1, 2013, released Sunrise as a guarantor, reset the interest rate to LIBOR plus 3% until May 31, 2012 (with an all-in floor of 3.5%) and increased the interest rate from June 1, 2012 to June 1, 2013 to LIBOR plus 4% (with an all-in floor of 4.5%), instituted a cash sweep of all excess cash at the property and eliminated all operating covenants.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $2.8 billion with near-term scheduled debt maturities of $0.7 billion in 2011. Of this $2.8 billion of debt, there is $0.3 billion of long-term debt that is in default as of December 31, 2010. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $2.8 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. We do not believe that these operating deficit agreements would obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture has financial covenants that are based on the consolidated results of Sunrise. Events of default under this venture debt could allow the financial institution who has extended credit to seek acceleration of the loan and/or terminate our management agreement.

Value of Collateral and Interest Paid

At December 31, 2010 and 2009, the net book value of properties pledged as collateral for mortgages payable was $196.8 million and $291.2 million, respectively.

Interest paid totaled $6.9 million, $12.6 million and $27.1 million in 2010, 2009 and 2008, respectively. Interest capitalized was zero, $0.5 million and $6.4 million in 2010, 2009 and 2008, respectively.

11.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Sunrise operating loss carryforwards - federal	$65,434	$93,591
Sunrise operating loss carryforwards - state	15,851	23,474
Sunrise operating loss carryforwards - foreign	12,388	14,684
Financial guarantees	21	28,490
Accrued health insurance	1,145	10,186
Self-insurance liabilities	4,763	9,027
Stock-based compensation	6,201	5,153
Deferred development fees	—	6,638
Allowance for doubtful accounts	4,169	5,236
Tax credits	7,734	2,812
Accrued expenses and reserves	30,896	38,838
Basis difference in property and equipment and intangibles	24,496	25,470
Entrance fees	15,536	16,604
Liability - Liquidating trust	14,023	—
Other	835	4,176

Gross deferred tax assets	203,492	284,379
U.S. federal and state valuation allowance	(134,232)	(155,090)
German valuation allowance	—	—
Canadian valuation allowance	(14,063)	(10,994)
U.K. valuation allowance	(282)	(1,114)

Net deferred tax assets	54,915	117,181

Deferred tax liabilities:
Investments in ventures	(49,649)	(114,058)
Other	(5,266)	(3,123)

Total deferred tax liabilities	(54,915)	(117,181)

Net deferred tax liabilities	$—	$—

Our worldwide taxable income (loss) for 2010 and 2009 was estimated to be $101.5 million and $(176.1) million, respectively. All available sources of positive and negative evidence were evaluated to determine if there should be a valuation allowance on our net deferred tax asset. In 2008, a determination was made that deferred tax assets in excess of reversing deferred tax liabilities were not likely to be realized. Therefore, a valuation allowance on net deferred tax assets was established in 2008. In 2010 and 2009, we have determined that a full valuation allowance on the deferred tax asset should continue. At December 31, 2010 and 2009, our total valuation allowance on deferred tax assets were $148.6 million and $167.2 million, respectively.

At December 31, 2010, we have estimated U.S. federal net operating loss carryforwards of $189.4 million which are carried forward to offset future taxable income in the U.S. for up to 20 years. At December 31, 2010, we had state net operating loss carryforwards valued at $15.8 million, which are expected to expire from 2011 through 2026. At December 31, 2010, we had German net operating loss carryforwards to offset future foreign taxable income of $114.0 million, which have an unlimited carryforward period. At December 31, 2010, we had Canadian net operating loss carryforwards of $34.9 million to offset future foreign taxable income, which are carried forward to offset future taxable income in Canada for up to 20 years. In 2010, 2009 and 2008, we provided income taxes for unremitted earnings of our foreign subsidiaries that are not considered permanently reinvested.

At December 31, 2010, we had $1.3 million of foreign tax credit carryforwards expire in 2013. In addition, we have general business credits carryforwards of $6.5 million at December 31, 2010. At December 31, 2008, we had Alternative Minimum Tax credits of $4.7 million. In 2009, we elected to carryback the 2008 Alternative Minimum Tax losses and received a refund related to the credits. The major components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$4,094	$(952)	$(679)
State	1,975	799	3,019
Foreign	640	(1,201)	—

Total current expense	6,709	(1,354)	2,340
Deferred:
Federal	(150)	(5,412)	(49,555)
State	—	2,824	1,240
Foreign	—	—	(1,162)

Total deferred benefit	(150)	(2,588)	(49,477)

Provision for (benefit from) income taxes	$6,559	$(3,942)	$(47,137)

The income tax benefit allocated to discontinued operations was $(1.4) million in 2010 and zero for 2009 and 2008.

The differences between the amount that would have resulted from applying the domestic federal statutory tax rate (35%) to pre-tax income from continuing operations and the reported income tax expense from continuing operations recorded for each year are as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Income (loss) before tax benefit (expense) taxed in the U.S.	$36,692	$(108,395)	$(338,862)
Income (loss) before tax benefit (expense) taxed in foreign jurisdictions	2,232	(3,656)	(31,606)

Income (loss) from continuing operations before tax benefit (expense)	$38,924	$(112,051)	$(370,468)

Tax at US federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	3.3%	(2.9)%	4.8%
Work opportunity credits	(12.5)%	0.0%	0.3%
Change in valuation allowance	(20.9)%	(40.3)%	(29.1)%
Nondeductible wages	3.7%	0.0%	0.0%
Tax exempt interest	(0.2)%	0.2%	0.3%
Tax contingencies	3.6%	1.8%	(0.6)%
Write-off of non-deductible goodwill	0.0%	8.9%	(4.2)%
Foreign rate differential	(0.5)%	(0.2)%	(0.9)%
Unremitted foreign earnings	0.0%	(0.3)%	0.5%
Transfer pricing	3.6%	(1.9)%	(0.6)%
Other	1.8%	(3.6)%	(19.2)%

	16.9%	(3.3)%	(13.7)%

The table below details our unrecognized tax benefits (in thousands):

	2010	2009	2008
(in thousands)
Gross unrecognized tax benefit at beginning of year	$13,920	$17,817	$31,343
Additions based on tax positions taken during a prior period	—	—	—
Reductions based on tax positions taken during a prior period	—	(3,897)	(14,196)
Additions based on tax positions takend during the current period	—	—	670
Reductions based on tax positions taken during the current period	—	—	—
Reductions related to settlement of tax matters	—	—	—
Reductions related to a lapse of applicable statute of limitations	—	—	—

Gross unrecognized tax benefit at end of year	$13,920	$13,920	$17,817

Included in the balances of unrecognized tax benefits at December 31, 2010 and 2009 were approximately $13.9 million and $13.9 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

We reflect interest and penalties, if any, on unrecognized tax benefits in the consolidated statements of operations as income tax expense. The amount of interest recognized in the consolidated statements of operations for 2010, 2009 and 2008 related to unrecognized tax benefits was a pre-tax expense of $1.4 million, $1.2 million and $0.4 million, respectively. The amount of penalties recognized in the consolidated statements of operations for 2010, 2009 and 2008 related to unrecognized tax benefits was a pre-tax expense of zero, $0.1 million and $0.5 million, respectively.

The total amount of accrued liabilities for interest recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2010 and 2009 was $6.0 million and $4.6 million, respectively. The total amount of accrued liabilities for penalties recognized in the consolidated balance sheets related to unrecognized tax benefits as of December 31, 2010 and 2009 was $1.8 million and $1.8 million, respectively. To the extent that uncertain matters are settled favorably, this amount could reverse and decrease our effective tax.

Taxing Jurisdictions Audits

In 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case will not be officially closed until the IRS completes their review of the field agents’ assessments which we anticipate to be completed with the next twelve months. The German government is currently auditing income tax returns for the years 2006 through 2008. There are no income tax returns under audit by the Canadian government with years after 2005 remaining open and subject to audit. There are no returns under audit by the U.K. government with years after 2006 remaining open and subject to audit. At this time, we do not expect the results from any income tax audit to have a material impact on our financial statements. We do not believe that it is reasonably possible that the amount of unrecognized tax benefits will significantly change in 2011.

12.	Stockholders’ Equity

Issuance of Common Stock

In 2009, we issued 4.2 million shares of the 5.0 million shares of common stock to three electing lenders in connection with the German debt restructuring discussed in Note 10. The common stock had a fair value at the time of issuance of $11.1 million.

Our 2008 Omnibus Incentive Plan, as amended (the “2008 Omnibus Plan”) permits the grant of incentive and nonincentive stock options, stock appreciation rights (“SARs”), restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance stock and performance units to eligible employees, officers, directors, consultants and advisors.

The number of shares of common stock available for award under the 2008 Omnibus Plan is 7,300,000, increased by the number of shares covered by awards granted under our Prior Plans (as defined below) that are not purchased or are forfeited or expire, or otherwise terminate without delivery of any shares, after September 17, 2008. The term “Prior Plans” consists of our 1995 Stock Option Plan, as amended; 1996 Non-Incentive Stock Option Plan, as amended, 1997 Stock Option Plan, as amended; 1998 Stock Option Plan, as amended; 1999 Stock Option Plan, as amended; 2000 Stock Option Plan, as amended; 2001 Stock Option Plan, as amended; 2002 Stock Option and Restricted Stock Plan, as amended; and 2003 Stock Option and

Restricted Stock Plan, as amended. Pursuant to the terms of the 2008 Omnibus Plan, no further awards may be made under the Prior Plans.

As of December 31, 2010, there were a total of 2,536,071shares of common stock available for award under the 2008 Omnibus Plan. In addition, up to an additional 1,288,638 shares that remain subject to outstanding awards under the Prior Plans at December 31, 2010 could at a future date become available for award under the 2008 Omnibus Plan to the extent the shares subject to the awards are not purchased or the awards are forfeited or expire or otherwise terminate without any delivery of shares.

Shares of common stock that are subject to awards in any form other than stock options or SARs under the 2008 Omnibus Plan are counted against the maximum number of shares of common stock available for issuance under the 2008 Omnibus Plan as 1.21 common shares for each share of common stock granted. Any shares of common stock that are subject to awards of stock options under the 2008 Omnibus Plan are counted against the 2008 Omnibus Plan share limit as one share for every one share subject to the award of options. With respect to any SARs awarded under the 2008 Omnibus Plan, the number of shares subject to an award of SARs are counted against the aggregate number of shares available for issuance regardless of the number of shares actually issued to settle the SAR upon exercise.

Under the terms of the 2008 Omnibus Plan, the option exercise price and vesting provisions are fixed when the option is granted. The options typically expire ten years from the date of grant and vest over a three to four-year period. The option exercise price is not less than the fair market value of a share of common stock on the date the option is granted. Fair market value is generally determined as the closing price on (i) the date of grant (if grant is made before or during trading hours) or (ii) the next trading day after the date of grant (if grant is made after the securities market closes on a trading day).

Stock Options

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

	2010	2009	2008
Risk free interest rate	2.63% - 3.63%	3.0% - 3.7%	0.4% - 3.8%
Expected dividend yield	—	—	—
Expected term (years)	6.5	6.5	0.1 - 8.1
Expected volatility	92.9% - 94.7%	81.8%- 92.0%	27.8% - 79.3%

A summary of our stock option activity and related information for the year ended December 31, 2010 is presented below (share amounts are shown in thousands):

	Shares	Weighted Average Exercise Price	Remaining Contractual Term in Years
Outstanding - beginning of year	6,672	$6.45
Granted	1,420	3.97
Exercised	(264)	1.34
Forfeited	(329)	1.60
Expired	(1,149)	14.09

Outstanding - end of year	6,350	5.00	7.6

Vested and expected to vest - end of year	6,350	5.00	7.6

Exercisable - end of year	3,296	6.35	6.5

The weighted average grant date fair value of options granted was $3.15, $1.94 and $1.47 per share in 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $1.2 million, $1.7 million and $4.6 million for 2010, 2009 and 2008, respectively. The fair value of shares vested was $2.0 million, $2.3 million and $1.0 million for 2010, 2009 and 2008, respectively. Unrecognized compensation expense related to the unvested portion of our stock options was approximately

$7.3 million as of December 31, 2010, and is expected to be recognized over a weighted-average remaining term of approximately 2.4 years.

In 2007, the Compensation Committee of our Board of Directors extended the exercise period of stock options that were set to expire unexercised due to the inability of the optionees to exercise the options as we were not current in our SEC filings. The Compensation Committee set the new expiration date as 30 days after we became a current filer with the SEC. As a result of this modification, we recognized $0.4 million in 2008.

The amount of cash received from the exercise of stock options was approximately $0.4 million in 2010.

We generally issue shares for the exercise of stock options from authorized but unissued shares.

In December 2010, Mr. Ordan was granted an award of 1,000,000 stock options. The options have a term of 10 years and an exercise price per share of $3.94. One-third of the stock options will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting date.

In May 2010, we accelerated the vesting of a former executive’s stock options and restricted stock pursuant to the terms of his separation agreement. Upon termination, 3,000 shares of restricted stock and 91,324 options vested. The options expire 12 months after the termination of employment. We recorded non-cash compensation expense of $0.3 million as a result of the vesting acceleration.

In May 2009, we accelerated the vesting of our former chief financial officer’s stock options and restricted stock pursuant to the terms of his separation agreement. Upon his termination, 70,859 shares of restricted stock and 750,000 options vested. The options expire 12 months after the termination of his consulting term, which can be up to nine months after his termination date of May 29, 2009. We recorded non-cash compensation expense of $0.8 million as a result of the vesting acceleration.

In December 2008, our former CFO, our current CFO, our former Senior Vice President, North American Operations, and our Chief Investment and Administrative Officer, were granted awards of 750,000, 500,000, 200,000, and 500,000 retention stock options, respectively, under our 2008 Omnibus Plan. These retention options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the grant date. One-third of the retention options vest on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date.

In November 2008, our CEO was granted an award of 1,500,000 promotion stock options under our 2008 Omnibus Incentive Plan. The promotion options have a term of 10 years and an exercise price per share equal to the closing price per share of our common stock on the grant date. One-third of the promotion options will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting date.

Restricted Stock

We have equity award plans providing for the grant of restricted stock to employees, directors, consultants and advisors. These grants vest over one to five years and some vesting may be accelerated if certain performance criteria are met. Compensation expense is recognized ratably using the straight-line method for restricted stock with graded vesting.

A summary of our restricted stock activity and related information for the years ended December 31, 2010, 2009 and 2008 is presented below (share amounts are shown in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2008	526	$24.64
Granted	164	18.25
Vested	(315)	20.55
Canceled	(51)	27.64

Nonvested, December 31, 2008	324	24.91
Granted	—	—
Vested	(138)	28.77
Canceled	(43)	32.38

Nonvested, December 31, 2009	143	19.05
Granted	475	3.53
Vested	(67)	14.87
Canceled	(2)	24.00

Nonvested, December 31, 2010	549	6.11

The total fair value of restricted shares vested was $14.87 per share and $28.77 per share for 2010 and 2009, respectively. Unrecognized compensation expense related to the unvested portion of our restricted stock was approximately $2.8 million as of December 31, 2010, and is expected to be recognized over a weighted-average remaining term of approximately 2.5 years.

Restricted stock shares are generally issued from authorized but unissued shares.

In May 2010, our Chief Investment and Administrative Officer was granted 25,000 shares of restricted stock which vested immediately at a price of $5.13 per share. In October 2010, we granted our Chief Investment and Administrative Officer and our General Counsel 200,000 shares and 100,000 shares of restricted stock, respectively, which vest ratably over three years at a price of $3.52 per share.

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

13.	Buyout of Management Agreements and Settlement of Management Agreement Disputes

In 2010, we entered into a settlement and restructuring agreement with HCP regarding certain senior living communities owned by HCP and operated by us. Pursuant to the agreement, we gave HCP the right to terminate us as manager of 27 communities owned by HCP for a $50.0 million cash payment which we recognized as buyout fee revenue in our consolidated statements of operations. In addition, we recognized $8.9 million of amortization expense relating to the remaining unamortized management agreement intangible assets for these communities in 2010. The agreement also provided for the release of all claims between HCP, ourselves and third party tenants including the settlement of litigation already commenced. We were terminated as manager of these communities on November 1, 2010.

Also in 2010, two property owners bought out five management agreements for which we were the manager. We recognized $13.3 million in buyout fees in connection with these transactions. We also wrote off the remaining $1.0 million unamortized management agreement intangible asset.

As a result of these management agreement buyouts, we have been terminated as manager on 32 communities. We earned $13.0 million, $17.2 million and $17.7 million of management fees from these communities in 2010, 2009 and 2008, respectively. We will not earn these fees in 2011 and thereafter.

Settlement of Management Agreement Disputes

In 2010, we reached an agreement to settle certain management agreement disputes with one of our venture partners and recorded a $2.8 million charge related to this settlement. This charge is reflected as a reduction to management fee income in our consolidated statement of operations.

14.	Net Income (Loss) Per Common Share

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$30,606	$(108,695)	$(323,466)
Income (loss) from discontinued operations	68,461	(25,220)	(115,713)

Total net income (loss)	$99,067	$(133,915)	$(439,179)

Denominator:
Weighted-average shares outstanding - basic	55,787	51,391	50,345
Effect of dilutive securities - Employee stock options and restricted stock	1,654	—	—

	57,441	51,391	50,345

Basic net income (loss) per common share
Income (loss) from continuing operations	$0.55	$(2.12)	$(6.42)
Income (loss) from discontinued operations	1.23	(0.49)	(2.30)

Total net income (loss)	$1.78	$(2.61)	$(8.72)

Duluted net income (loss) per common share
Income (loss) from continuing operations	$0.53	$(2.12)	$(6.42)
Income (loss) from discontinued operations	1.19	(0.49)	(2.30)

Total net income (loss)	$1.72	$(2.61)	$(8.72)

Options are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options after applying the treasury stock method of 513,025 and 661,423 for 2009 and 2008, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

15.	Commitments and Contingencies

Leases for Office Space

Rent expense for office space, excluding Trinity, for 2010, 2009 and 2008 was $4.1 million, $7.7 million and $9.7 million, respectively. We lease our corporate and regional offices under various leases which expire through September 2013. In 2008, we ceased using approximately 40,276 square feet of office space at our community support office and recorded a charge of $2.0 million. In 2009, we terminated an additional portion of our lease at our community support office and recorded an additional charge of $2.7 million related to the termination.

Trinity Leases

Trinity and each of its subsidiaries (together, “the Trinity Companies”) filed plans of liquidation and dissolution (“Plans”) before the Delaware Chancery Court in January 2009 and November 2009, respectively. Pursuant to a federal statute that gives claims held by divisions of the federal government priority over other unsecured creditor claims, Trinity paid all of its then remaining cash to the federal government in 2010 and the Trinity Companies had no remaining assets at December 31, 2010. We currently expect that any obligations related to the Trinity Companies’ long-term leases for office space will be eliminated three years from the dates that the Plans were filed for each of the respective Trinity Companies.

When the Trinity Companies ceased operations in December 2008, all leased premises were vacated and leasehold improvements and furniture, fixtures and equipment were abandoned. As a result, we recorded a charge of $1.0 million, $1.2 million and $2.7 million in 2010, 2009 and 2008, respectively, related to the lease abandonment which is included in loss from discontinued operations.

Leases for Operating Communities

We have operating leases for ten communities (excluding the Marriott leases discussed below) with terms ranging from 15 to 20 years, with two ten-year extension options. We have two other ground leases related to operating communities with lease terms ranging from 25 to 99 years. These leases are subject to annual increases based on the consumer price index and/or stated increases in the lease. In addition, we have one ground lease related to an abandoned project.

In connection with the acquisition of MSLS in March 2003, we assumed 14 operating leases and renegotiated an existing operating lease agreement for another MSLS community in June 2003. We also entered into two new leases with a landlord who acquired two continuing care retirement communities from MSLS on the same date. Fifteen of the leases expire in 2013, while the remaining two leases expire in 2018. The extension of 14 of these leases beyond the 2013 expiration date will require third party approval. Rent expense from these 17 leases was $50.8 million, $50.4 million and $50.6 million for 2010, 2009 and 2008, respectively. The leases had initial terms of 20 years, and contain one or more renewal options, generally for five to 15 years. The leases provide for minimum rentals and additional rentals based on the operations of the leased community. Rent expense for communities subject to operating leases was $60.2 million, $59.3 million and $59.8 million for 2010, 2009 and 2008, respectively, including contingent rent expense of $5.6 million, $5.5 million and $5.3 million for 2010, 2009 and 2008, respectively.

Future minimum lease payments under office, ground and other operating leases at December 31, 2010 are as follows (in thousands):

2011	$58,038
2012	57,301
2013	53,165
2014	21,861
2015	22,362
Thereafter	125,901

$338,628

Letters of Credit

At December 31, 2010, in addition to $13.5 million in letters of credit related to our Bank Credit Facility, we have letters of credit outstanding of $91.7 million relating primarily to our insurance programs. All of these letters of credit are fully cash collateralized.

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

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at December 31, 2010 and fundings in 2010 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at December 31, 2010	ASC Contingencies Topic Liability for Future Fundings at December 31, 2010	Total Liability for Future Fundings at December 31, 2010	Fundings from January 1, 2010 through December 31, 2010
Operating deficit	Uncapped	$53	$—	$53	$500

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at December 31, 2010 was $0.4 million for the two ventures. We recorded losses of $9.6 million, $13.6 million and $3.0 million for 2010, 2009 and 2008, respectively. We are also obligated to fund operating shortfalls. The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales than forecasted and we have funded $6.9 million under the guarantees through December 31, 2010. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

In July 2009, the lender alleged that an event of default had occurred regarding loans for both entities. The event of default was related to providing certain financial information for the ventures that the lender had previously requested. In October 2009, we received a notices of default related to the nonpayment of interest. In October 2010, we obtained a default waiver from the lender for one of the loans. As of December 31, 2010, the lender contends that one of these loans remains in default. We have accrued $1.5 million in default interest relating to this loan. We are in discussions with the lender regarding the alleged default.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of MSLS in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $7.0 million at December 31, 2010). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture, that create exceptions to the non-recourse nature of the debt. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.6 billion at December 31, 2010. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At December 31, 2010, the remaining liability under this obligation is $37.2 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Employment Agreements

We have employment agreements with Mark S. Ordan, Chief Executive Officer, Julie A. Pangelinan, Chief Financial Officer, Greg Neeb, Chief Investment and Administrative Officer, and David Haddock, General Counsel and Secretary.

On December 1, 2010, we entered into an amended and restated employment agreement with Mark S. Ordan, our Chief Executive Officer. Under Mr. Ordan’s amended and restated employment agreement, his employment term was extended from November 1, 2011 (as provided in this original employment agreement) to December 1, 2012, with automatic one-year renewals at the end of that term and each year thereafter unless either party otherwise provides notice to the other at least 120 days prior to the next renewal.

On January 25, 2011, we entered into an amended and restated employment agreement with Greg Neeb, our Chief Investment and Administrative Officer. Under Mr. Neeb’s amended and restated employment agreement, Mr. Neeb’s employment term was extended from January 21, 2012 (as provided in his original employment agreement ) to January 25, 2013, with automatic one-year renewals at the end of that term and each year thereafter unless either party otherwise provides notice to the other at least 120 days prior to the next renewal.

We have also entered into employment agreements with each of Mr. Haddock, our General Counsel and Secretary, and Ms. Pangelinan, our Chief Financial Officer, effective October 1, 2010 and January 14, 2009, respectively. Each of these employment agreements provides for an initial three-year employment term, with automatic one-year renewals at the end of the initial term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended.

Under the employment agreements, Mr. Ordan, Ms. Pangelinan, Mr. Neeb, and Mr. Haddock are entitled to receive an annual base salary of $650,000, $400,000, $450,000 and $350,000 per year, respectively, subject to increase as may be determined by the Compensation Committee of our Board of Directors. Each of these executives is eligible for an annual bonus under our annual incentive plan.

Pursuant to each of the employment agreements, upon specified employment termination events, the executive will be entitled to severance benefits specified in the contracts. As part of the amendment and restatement of the employment agreements with Messrs. Ordan and Neeb, the golden parachute excise tax provisions in their original employment agreements were eliminated. Mr. Haddock’s employment agreement does not contain a golden parachute excise tax provision. Following the termination of Ms. Pangelinan, we will not have any golden parachute excise tax provisions.

In connection with our desire to reduce ongoing general and administrative expense by combining the chief financial officer and chief accounting officer positions, on January 31, 2011, our Board of Directors approved (a) the termination of Ms. Pangelinan’s employment, effective on or before March 11, 2011 and (b) the appointment of C. Marc Richards, our current Chief Accounting Officer, as our new Chief Financial Officer effective on Ms. Pangelinan’s departure date. Ms. Pangelinan’s termination of employment will constitute a termination of employment by us other than for cause under her employment agreement.

On January 31, 2011, the Compensation Committee approved an employment agreement for Mr. Richards, in connection with his appointment as our new Chief Financial Officer effective as of Ms. Pangelinan’s departure date. Mr. Richards’ employment agreement will provide for an initial three-year employment term, with automatic one-year renewals at the end of that term and each year thereafter unless either party provides notice to the other, at least 120 days prior to the next renewal date, that the term will not be extended. Under the employment agreement, Mr. Richards will receive an annual base salary for 2011 of $300,000 as Chief Financial Officer and will be eligible for an annual bonus under our annual incentive plan.

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

In July 2009, various affiliates of HCP and their associated tenant entities refiled a complaint, which had been voluntarily withdrawn in the Delaware actions, in the federal district court for the Eastern District of Virginia. On August 17, 2009, Sunrise answered all of the complaints in both jurisdictions and asserted counterclaims. On April 30, 2010, the U.S. District Court for the Eastern District of Virginia made an oral ruling in which the Court stated that it would enter judgment in favor of Sunrise on claims brought by HCP with respect to management agreements under which we managed four assisted living communities owned by HCP. The Court also stated that it would dismiss our counterclaim against HCP. On May 28, 2010, HCP filed its Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Court’s April 30, 2010 order. On June 10, 2010, Sunrise filed its Notice of Cross-Appeal. On August 30, 2010, the U.S. District Court for the Eastern District of Virginia issued its opinion and final judgment pursuant to the oral ruling on April 30, 2010.

In August 2010, in connection with the HCP settlement and restructuring agreement, the parties settled this litigation and dismissed with prejudice all claims and counterclaims.

SEC Investigation

In 2006, we received a request from the SEC for information about insider stock sales, timing of stock option grants and matters relating to our historical accounting practices that had been raised in media reports in the latter part of November 2006 following receipt of a letter by us from the Service Employees International Union. In 2007, we were advised by the staff of the SEC that it had commenced a formal investigation. On July 23, 2010, we announced that we had reached a settlement with the SEC relating to the SEC’s investigation of us. Under the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint, United States Securities and Exchange Commission vs. Sunrise Senior Living, Inc., Larry E. Hulse and Kenneth J. Abod (case no. 1:10-cv-01247), which the SEC filed in the United States District Court for the District of Columbia on July 23, 2010), to the entry of a judgment, which final judgment was entered by the Court on July 27, 2010, permanently enjoining us from violating the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934. The SEC did not impose monetary penalties against us. The SEC indicated that the terms of the settlement with us reflect credit given to us for our substantial assistance in the investigation. The SEC’s complaint included allegations with respect to our financial reporting during the relevant period from 2003 through 2005 relating to certain accrual and reserve accounts. Messrs. Hulse and Abod, two of our former officers, also reached settlements with the SEC without admitting or denying the allegations against them in the complaint. We believe the SEC will not be taking action against any other directors, officers or employees in these matters.

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court. On August 10, 2010, the Court stayed all proceedings pending early mediation by the parties. Early mediation was unsuccessful, and on January 18, 2011, the United States District Court for the Central District of California denied plaintiff’s motion to remand the action to state court. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

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

16.	Related-Party Transactions

Sunrise Senior Living Foundation

Sunrise Senior Living Foundation (“SSLF”) is an independent, not-for-profit organization whose purpose is to operate schools and day care facilities, provide low and moderate income assisted living housing and own and operate a corporate conference center. Paul Klaassen, our Chairman of the Board of Directors and his wife are the primary contributors to, and serve on the board of directors and serve as officers of, SSLF. One or both of them also serve as directors and as officers of various SSLF subsidiaries. Certain other of our employees also serve as directors and/or officers of SSLF and its subsidiaries. Since November 2006, the Klaassens’ daughter has been the Director of SSLF. She was previously employed by SSLF from June 2005 to July 2006. Since October 2007, the Klaassens’ son-in-law has also been employed by SSLF and beginning in August 2010, the Klaassen’s son was also employed by SSLF. Beginning January 2007, one of our employees became the full-time director of the schools operated by a subsidiary of SSLF, while continuing to provide certain services to us. Through October 2007, we continued to pay the salary and benefits of this former employee. In March 2008, SSLF reimbursed us approximately $68,000, representing the portion of the individual’s salary and benefits attributable to serving as the director of the schools.

Prior to April 2005, we managed the corporate conference center owned by SSLF (the “Conference Facility”) and leased the employees who worked at the Conference Facility under an informal arrangement. Effective April 2005, we entered into a contract with the SSLF subsidiary that currently owns the property to manage the Conference Facility. The contract was terminated December 31, 2008. Under the contract, we received a discount when renting the Conference Facility for management, staff or corporate events, at an amount to be agreed upon, and priority scheduling for use of the Conference Facility. We were paid monthly a property management fee of 1% of gross revenues for the immediately preceding month, which we estimated to be our cost of managing this property. The costs of any of our employees working on the property were also to be paid in addition to the 1% property management fee. In addition, we agreed, if Conference Facility expenses exceed gross receipts, determined monthly, to make non-interest bearing loans in an amount needed to pay Conference Facility expenses, up to a total amount of $75,000 per 12-month period. Any such loan was required to be repaid to the extent gross receipts exceed Conference Facility expenses in any subsequent months. There were no loans made by us under this contract provision in 2008, 2009 or 2010. Either party could terminate the management agreement upon 60 days’ notice. Salary and benefits for our employees who manage the Conference Facility, which were reimbursed by SSLF, totaled approximately $0.3 million in 2008. In 2008, we earned $3,000 in management fees. We rented the conference center for management, staff and corporate events and paid approximately $20,000 in 2008. The Trinity Forum, a faith-based leadership forum of which Mr. Klaassen is the past chairman and is currently a trustee, operates a leadership academy on a portion of the site on which the Conference Facility is located. The Trinity Forum does not pay rent for this space, but leadership academy fellows who reside on the property provide volunteer services at the Conference Facility.

SSLF’s stand-alone day care center, which provides day care services for a fee for our employees and non-Sunrise employees, is located in the same building complex as our community support office. The day care center subleases space from us under a sublease that commenced in April 2004, expires September 30, 2013, and was amended in January 2007 to include additional space. The sublease payments, which equal the payments we are required to make under our lease with our landlord for this space, are required to be paid monthly and are subject to increase as provided in the sublease. SSLF paid Sunrise approximately $0.2 million, $0.2 million and $0.1 million in sublease payments in 2010, 2009 and 2008, respectively.

Fairfax Community Ground Lease

We lease the real property on which our Fairfax, Virginia community is located from Paul and Teresa Klaassen pursuant to a 99-year ground lease entered into in June 1986, as amended in August 2003. The amended ground lease provided for monthly rent of $12,926 when signed in 2003, and is adjusted annually based on the consumer price index. Annual rent expense paid by us under this lease was approximately $0.2 million for 2010, 2009 and 2008. The aggregate dollar amount of the scheduled lease payments through the remaining term of the lease is approximately $13.9 million.

Consulting Agreements

In November 2008, we entered into an oral consulting arrangement with Mr. Klaassen. Under the consulting arrangement, we agreed to pay Mr. Klaassen a fee of $25,000 per month for consulting with us and our chief executive officer, on senior living matters. This was in addition to any benefits Mr. Klaassen was entitled to under his employment agreement. Fees totaling $87,500 were paid to Mr. Klaassen for three and a half months commencing in November 2008 and ending in February 2009. Mr. Klaassen did not receive any consulting fees for the period March 2009 to July 2010.

In 2010, Mr. Klaassen earned an advisory fee of $125,000 for the period August 2010 through December 2010.

Effective May 1, 2010, we entered into an independent contractor agreement with Teresa M. Klaassen to provide the following consulting services to us: advise our chief executive officer and other officers on matters relating to quality of care, training, morale and product development; and at the request of our chief executive officer, visit regions and communities, and attend and speak at quarterly meetings and other company functions. Ms. Klaassen was previously our employee and acted as our chief cultural officer.

The agreement has a one-year term and will expire on April 30, 2011, unless terminated sooner in accordance with the terms of the agreement. We will pay Ms. Klaassen $8,333 per month resulting in annual compensation of $0.1 million. In 2010, we paid Ms. Klaassen $66,667 under the agreement. If Ms. Klaassen fails to perform any of her obligations under the agreement, we shall give her written notice thereof, and if she fails to remedy such failure within two business days of receipt of notice, we may terminate the agreement on the second day. Either we or Ms. Klaassen may terminate the agreement at their convenience upon thirty days prior notice. If Ms. Klaassen has not completed the consulting services by the expiration or termination of the agreement, we are not obligated to pay any amounts that exceed the reasonable value of services received from Ms. Klaassen by the expiration or termination date. We may, in our discretion, suspend performance of all or part of the consulting services during the termination notice period.

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

SecureNet Payment Systems LLC

In October 2008, we entered into a contract with SecureNet Payment Systems LLC (“SecureNet”) to provide consulting services in connection with the processing of direct deposit and credit card payments by community residents of their monthly fees. The sales agent representing SecureNet, whose compensation on the contract is based on SecureNet’s revenue from the contract, is the wife of a then Sunrise employee. In November 2008, after the award of the contract, that employee became Senior Vice President, North American Operations and an officer of the Company. The Governance Committee reviewed this transaction at its meeting on July 20, 2009 and concluded that the bidding process was done with integrity, that the award to SecureNet appeared to have been in our best interest and that our employee’s relationship to the SecureNet sales representative did not have any influence over the decision to select SecureNet. In 2010 and 2009, $0.3 million and $0.2 million of fees were paid, respectively, to SecureNet.

17.	Employee Benefit Plans

401k Plan

We have a 401(k) Plan (“the Plan”) covering all eligible employees. Under the Plan, eligible employees may make pre-tax contributions up to 100% of the IRS limits. The Plan provides an employer match dependent upon compensation levels and years of service. The Plan does not provide for discretionary matching contributions. Matching contributions were $1.5 million, $1.6 million and $1.7 million in 2010, 2009 and 2008, respectively.

Sunrise Executive Deferred Compensation Plan

We had an executive deferred compensation plan (the “Executive Plan”) for employees who met certain eligibility criteria.

Under the Plan, eligible employees may make pre-tax contributions in amounts up to 25% of base compensation and 100% of bonuses. We may make discretionary matching contributions to the Executive Plan. Employees vest in the matching employer contributions, and interest earned on such contributions, at a date determined by the Benefit Plan Committee. Matching contributions were zero in 2010, 2009 and 2008. We terminated the Executive Plan in January 2010 and distributions were made in January 2011.

Deferred Compensation Plan with the Chief Executive Officer

Pursuant to Mr. Klaassen’s prior employment agreement, we are required to make contributions of $150,000 per year for 12 years, beginning on September 12, 2000 into a non-qualified deferred compensation account, notwithstanding Mr. Klaassen’s termination of his employment in November 2008. At the end of the 12-year period, any net gains accrued or realized from the investment of the amounts contributed by us are payable to Mr. Klaassen and we will receive any remaining amounts. At December 31, 2007, we had contributed an aggregate of $0.9 million into this plan, leaving an aggregate amount of $0.9 million to be contributed. We made contributions for 2006 and 2007 in the second quarter of 2008 to bring the plan up to date and contributed the current year funding in the third quarter of 2008. At December 31, 2010, we had contributed an aggregate of $1.65 million into this plan, leaving approximately $0.15 million to be contributed. Refer to Note 15 for further information regarding executive compensation plans.

18.	Discontinued Operations

Discontinued operations consists primarily of our German operations, two communities sold in 2010, 22 communities sold in 2009, one community closed in 2009, our Greystone subsidiary sold in 2009 and our Trinity subsidiary which ceased operations in 2008. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$21,962	$113,028	$185,397
Expenses	(34,331)	(123,303)	(251,948)
Impairments	(3,056)	(72,524)	(18,748)
Other (expense) income (1)	10,035	(16,731)	(13,712)
Gain on sale of real estate or business	15,542	74,124	1,094
Gain on German transaction	56,819	—	—
Income taxes	1,490	—	(427)
Extraordinary loss, net of tax	—	—	(22,131)

Income (loss) from discontinued operations	$68,461	$(25,406)	$(120,475)

(1)	Includes $15.4 million of gain transferred from cumulative translation adjustment as the result of the liquidation of our investment in Germany.

19.	Information about Sunrise’s Segments

We have five operating segments for which operating results are separately and regularly reviewed by key decision makers: North American Management, North American Development, Equity Method Investments, Consolidated (Wholly Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party, venture and wholly owned/leased Sunrise senior living communities in the United States and Canada.

North American Development includes the results from the development of Sunrise senior living communities in the United States and Canada. As of December 31, 2010, we have no properties under development and have ceased all development activity. During 2010, we incurred costs associated with the winding down of this activity.

Equity Method Investments includes the results from our investment in domestic and international ventures.

Consolidated (Wholly Owned/Leased) includes the results from the operation of wholly owned and leased Sunrise senior living communities in the United States and Canada net of an allocated management fee of $23.5 million, $21.9 million and $22.2 million for 2010, 2009 and 2008, respectively.

United Kingdom includes the results from the development and management of Sunrise senior living communities in the United Kingdom.

Segment results are as follows (in thousands):

	For the Year Ended December 31, 2010
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,056,300	$(751)	$1,330	$360,951	$20,127	$(31,256)	$1,406,701
Community expense	2,439	152	32	293,139	(4)	(26,772)	268,986
Development expense	68	4,216	3	5	191	1	4,484
Depreciation and amortization	11,148	1,718	—	17,833	163	10,221	41,083
Other operating expenses	951,099	2,597	6,313	61,001	16,436	36,156	1,073,602
Impairment of owned communities, land parcels, goodwill and intangibles	—	4,139	—	1,768	—	—	5,907
Income (loss) from operations	91,546	(13,573)	(5,018)	(12,795)	3,341	(50,862)	12,639
Interest income	310	108	536	194	(75)	23	1,096
Interest expense	(384)	(741)	—	(4,852)	(3)	(1,727)	(7,707)
Foreign exchange gain/(loss)	—	—	—	2,203	(469)	—	1,734
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	7,521	—	—	—	7,521
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	117,287	(22,159)	3,506	(15,807)	2,487	(46,390)	38,924
Investments in unconsolidated communities	—	—	38,675	—	—	—	38,675
Segment assets	120,657	39,481	48,038	284,718	9,619	198,945	701,458
Expenditures for long-lived assets	—	4,985	—	10,793	77	—	15,855
Deferred gains on the sale of real estate and deferred revenue	—	15,487	—	—	—	700	16,187

	For the Year Ended December 31, 2009
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,105,553	$6,637	$2,151	$344,900	$27,597	$(28,078)	$1,458,760
Community expense	2,168	214	42	282,929	—	(21,561)	263,792
Development expense	25	9,347	606	312	1,682	402	12,374
Depreciation and amortization	11,925	1,927	—	17,347	382	14,731	46,312
Other operating expenses	1,058,797	25,285	6,306	61,183	25,009	55,761	1,232,341
Impairment of owned communities, land parcels, goodwill and intangibles	—	28,897	—	2,953	—	(165)	31,685
Income (loss) from operations	32,638	(59,033)	(4,803)	(19,824)	524	(77,246)	(127,744)
Interest income	413	869	7	225	(10)	(163)	1,341
Interest expense	(169)	(926)	—	(4,866)	—	(4,312)	(10,273)
Foreign exchange gain/(loss)	—	—	—	7,989	(632)	—	7,357
Sunrise’s share of earnings and return on investment in unconsolidated communities	—	—	5,673	—	—	—	5,673
Income (loss) before income taxes, discontinued operations, and noncontrolling interests	36,659	(53,678)	877	(16,961)	(913)	(78,035)	(112,051)
Investments in unconsolidated communities	—	—	64,971	—	—	—	64,971
Segment assets	141,389	71,061	71,124	289,259	13,862	323,894	910,589
Expenditures for long-lived assets	—	9,794	—	10,060	45	—	19,899
Deferred gains on the sale of real estate and deferred revenue	—	16,865	—	—	—	5,000	21,865

	For the Year Ended December 31, 2008
	North American Management	North American Development	Equity Method Investments	Consolidated (Wholly Owned/ Leased)	United Kingdom	Unallocated Corporate and Eliminations	Total
Revenues	$1,189,572	$27,425	$2,303	$335,847	$32,803	$(31,943)	$1,556,007
Community expense	(535)	774	122	277,265	—	(24,458)	253,168
Development expense	5,065	21,405	3,121	15	4,335	177	34,118
Depreciation and amortization	6,969	1,132	88	15,295	331	15,372	39,187
Other operating expenses	1,130,122	113,672	19,556	60,401	22,749	75,891	1,422,391
Impairment of owned communities, land parcels, goodwill and intangibles	121,553	5,870	6,350	15,871	—	—	149,644
(Loss) income from operations	(73,602)	(115,428)	(26,934)	(33,000)	5,388	(98,925)	(342,501)
Interest income	825	425	836	289	621	3,006	6,002
Interest expense	(287)	(1,260)	(366)	(4,471)	—	(231)	(6,615)
Foreign exchange gain/(loss)	—	(9,796)	—	(4,399)	(3,075)	—	(17,270)
Sunrise’s share of losses and return on investment in unconsolidated communities	—	—	(13,846)	—	—	—	(13,846)
(Loss) income before income taxes, discontinued operations, and noncontrolling interests	(72,681)	(112,091)	(40,026)	(40,595)	2,936	(108,311)	(370,768)
Investments in unconsolidated communities	—	—	66,852	—	—	—	66,852
Segment assets	192,079	184,786	80,836	417,018	21,929	484,909	1,381,557
Expenditures for long-lived assets	—	137,449	—	16,555	19,270	—	173,274
Deferred gains on the sale of real estate and deferred revenue	—	26,291	—	—	—	62,415	88,706

In 2010, 2009 and 2008, our first U.K. development venture in which we have a 20% equity interest sold two, four and four communities, respectively, to a venture in which we have a 10% interest. We recorded equity in earnings (loss) in 2010, 2009 and 2008 of approximately $13.0 million, $19.5 million and $(3.6) million, respectively. In 2010, we entered into an amendment to the partnership agreement for our first U.K. development venture. Under the amendment, we and our venture partner agreed to amend the partnership agreement as it related to distributions and acknowledged that we had received distributions less than what we were entitled to. In December 2010, we received a distribution of $15.2 million. In addition, our venture partner agreed to release $7.3 million of undistributed proceeds from previous sales that had been held on our behalf in an escrow account within the venture. Our equity in earnings from this venture is composed of (i) gains on the sale of the communities, (ii) the amendment to the cash distribution waterfall in 2010 and (iii) earnings and losses from the community operations.

When our U.K. ventures were formed, we established a bonus pool in respect to each venture for the benefit of employees and others responsible for the success of these ventures. At that time, we agreed with our partner that after certain return thresholds were met, we would each reduce our percentage interests in venture distributions with such excess to be used to fund this bonus pool. In 2010, 2009 and 2008, we recorded bonus expense of $0.2 million, $0.7 million and $7.9 million, respectively, in respect of the bonus pool relating to the U.K. venture. These bonus amounts are funded from capital events and the cash is retained by us in restricted cash accounts until payment of bonuses. As of December 31, 2010, approximately $0.2 million of this amount was included in restricted cash. Under this bonus arrangement, no bonuses were payable until we receive distributions at least equal to certain capital contributions and loans made by us to the U.K. ventures. This bonus distribution limitation was satisfied in 2008.

We recorded $1.7 million, net, in exchange gains in 2010 ($2.2 million in gains related to the Canadian dollar and $(0.5) million in losses related to the British pound); $7.4 million, net, in foreign exchange gains in 2009 ($8.0 million in gains related to the Canadian dollar and $(0.6) million in losses related to the British pound);and in 2008, net losses of $17.3 million ($14.2 million and $3.1 million in losses related to the Canadian dollar and British pound, respectively).

Upon designation as assets held for sale, we recorded the German assets at the lower of their carrying value or their fair value less estimated costs to sell. We used the bids received to date in the determination of fair value. As the carrying value of a majority of the assets was in excess of the fair value less estimated costs to sell, in 2009 we recorded a charge of $49.9 million which is included in discontinued operations.

Impairment of owned communities and land parcels was $5.9 million in 2010 relating to eight land parcels, two operating communities, one condominium project and two ceased development projects.

In 2009, we recorded impairment charges of $31.7 million related to 11 land parcels, two ceased developments, one community and one condominium project.

In 2008, we recorded an impairment charge of $121.8 million related to all the goodwill for our North American business segment which resulted from our acquisition of MSLS in 2003 and Karrington Health, Inc. in 1999. In addition, we recorded impairment charges of $15.8 million related to two communities in the U.S. and $12.0 million related to land parcels that are no longer expected to be developed.

We generated 16.9%, 14.2% and 12.0% of revenue from Ventas in 2010, 2009 and 2008, respectively; 19.8%, 23.2%, and 18.8% from HCP in 2010, 2009 and 2008, respectively; and 11.4% in 2009 from a private capital partner for senior living communities which we manage.

20.	Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts payable and accrued expenses	$38,095	$40,034
Accrued salaries and bonuses	23,690	24,738
Accrued employee health and other benefits	34,145	41,340
Other accrued expenses	35,974	31,920

	$131,904	$138,032

Other long-term liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred revenue from nonrefundable entrance fees	$39,693	$34,525
Lease liabilities	25,527	25,131
Executive deferred compensation	19,516	21,276
Uncertain tax positions	20,360	18,980
Other long-term liabilities	5,457	6,932

	$110,553	$106,844

21.	Severance and Restructuring Plan

In 2008, we implemented a program to reduce corporate expenses, including a voluntary separation program for certain team members, as well as a reduction of spending related to administrative processes, vendors, consultants and other costs. As a result of this program and other staffing reductions, we eliminated 182 positions in overhead and development, primarily in our McLean, Virginia community support office. We have recorded severance charges related to this program of $0.1 million, $3.0 million and $15.0 million for 2010, 2009 and 2008, respectively. Primarily all of the restructuring charges are reflected in our domestic segments.

With the elimination of these positions, we reconfigured our office space and two floors of leased space in our community support office were vacated. We ceased using the space on December 31, 2008. The fair value of the lease obligation of the vacated space was approximately $2.4 million. A charge of $2.0 million (net of an existing straight-line lease liability of approximately $0.4 million) was recorded in 2008 for this obligation. In addition, we recorded an impairment charge of $0.9 million related to the leasehold improvements in the vacated space.

In 2009, we announced a plan to continue to reduce corporate expenses through a further reorganization of our corporate cost structure, including a reduction in spending related to, among others, administrative processes, vendors, and consultants. The plan was designed to reduce our annual recurring general and administrative expenses (including expenses previously classified as venture expense) to approximately $100 million, and to reduce our centrally administered services which are charged to the communities by approximately $1.5 million. Under this plan, approximately 177 positions have been eliminated. We have recorded severance expense of $2.1 million and $7.5 million in 2010 and 2009, respectively, as a result of the plan.

In May 2009, we entered into a separation agreement with our then chief financial officer in connection with this plan. Pursuant to his employment agreement, our then chief financial officer received severance benefits that included a lump sum cash payment of $1.4 million. In addition, he received a bonus in the amount of $0.5 million and his outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.8 million.

In September 2009, we terminated a portion of our lease on our community support office in McLean, Virginia. We recorded a charge of $2.7 million related to the termination.

In January 2010, we entered into a separation agreement with our Senior Vice President, North American Operations, in connection with this plan, effective as of May 31, 2010. Pursuant to his employment agreement, he received severance benefits of $1.0 million and his outstanding and unvested stock options, restricted stock and other long-term equity compensation awards were fully vested, resulting in a non-cash compensation expense to us of $0.3 million.

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

The fair value of the continued participation of Mr. Klaassen in the deferred compensation plan cannot be reasonably estimated, as it is dependent upon Mr. Klaassen’s selection of available investment options and the future performance of those selections. Accordingly, no additional accrual was recorded with respect to the continued participation by Mr. Klaassen in his deferred compensation plan. At December 31, 2010, we had a deferred compensation liability of $0.3 million. See Note 17 of the Notes to the Consolidated Financial Statements for more information regarding Mr. Klaassen’s deferred compensation account.

The following table reflects the activity related to our severance and restructuring plans during 2010:

(in thousands)	Liability at January 1, 2010	Additional Charges	Adjustments	Cash Payments and Other Settlements	Liability at December 31, 2010
Severance	$1,339	$2,167	$—	$(3,081)	$425
CEO retirement compensation	1,078	54	—	(500)	632
Professional fees	—	9,469	—	(9,469)	—
Lease termination costs	3,556	—	—	(808)	2,748

	$5,973	$11,690	$—	$(13,858)	$3,805

Included in the above table is legal and professional fees of $9.5 million relating to corporate restructuring.

The table above does not include $0.4 million for 2010 for severance expenses related to our German operations which are reflected in discontinued operations.

22.	Comprehensive Income (Loss)

Comprehensive income (loss) for the twelve months ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Net income (loss) attributable to common shareholders	$99,067	$(133,915)	$(439,179)
Foreign currency translation adjustment	(6,940)	(4,813)	5,583
Equity interest in investees’ other comprehensive income (loss)	1,418	6,324	(7,206)
Unrealized gain on investments	105	120	—

Comprehensive income (loss)	93,650	(132,284)	(440,802)

Comprehensive loss attributable to noncontrolling interest - Unrealized gain on investments	(105)	(120)	—

Comprehensive income (loss) attributable to common shareholders	$93,545	$(132,404)	$(440,802)

23.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarter (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4 (2)	Total
2010
Operating revenue	$355,218	$349,121	$383,330	$319,032	$1,406,701
Impairment charges	700	2,659	1,274	1,274	5,907
(Loss) income from continuing operations	(13,767)	(5,670)	19,050	30,993	30,606
(Loss) income from discontinued operations	(2,248)	51,997	(308)	19,020	68,461
Net (loss) income	(16,015)	46,327	18,742	50,013	99,067
Basic net (loss) income per common share (1)
Continuing operations	$(0.25)	$(0.10)	$0.34	$0.55	$0.55
Discontinued operations	(0.04)	0.93	—	0.35	1.23
Net (loss) income	(0.29)	0.83	0.34	0.90	1.78
Diluted net (loss) income per common share (1)
Continuing operations	$(0.25)	$(0.10)	$0.33	$0.54	$0.53
Discontinued operations	(0.04)	0.91	—	0.33	1.19
Net (loss) income	(0.29)	0.81	0.33	0.87	1.72
2009
Operating revenue	$374,741	$359,623	$361,432	$362,964	$1,458,760
Impairment charges	—	9,215	3,108	19,362	31,685
Loss from continuing operations	(27,068)	(17,697)	(35,458)	(28,472)	(108,695)
Income (loss) from discontinued operations	8,907	(64,091)	(8,944)	38,908	(25,220)
Net (loss) income	(18,161)	(81,788)	(44,402)	10,436	(133,915)
Basic net (loss) income per common share (1)
Continuing operations	$(0.54)	$(0.35)	$(0.70)	$(0.53)	$(2.12)
Discontinued operations	0.18	(1.27)	(0.18)	0.72	(0.49)
Net (loss) income	(0.36)	(1.62)	(0.88)	0.19	(2.61)
Diluted net (loss) income per common share (1)
Continuing operations	(0.54)	(0.35)	(0.70)	(0.53)	(2.12)
Discontinued operations	0.18	(1.27)	(0.18)	0.72	(0.49)
Net (loss) income	(0.36)	(1.62)	(0.88)	0.19	(2.61)

(1)	The sum of per share amounts for the quarters may not equal the per share amount for the year due to a variance in shares used in the calculations or rounding.
(2)	In the fourth quarter of 2009, we sold 21 properties and recognized a gain of $48.9 million which is included in discontinued operations. In the second quarter of 2010, we restructured our German debt, recognizing a gain of $56.8 million which is included in discontinued operations. In the second, third and fourth quarters of 2010, we had management agreement buyout fees of $13.5 million, $40.0 million and $9.8 million, respectively. In the fourth quarter of 2010, we sold venture interests to Ventas and recognized a gain of approximately $25.0 million.

24.	Subsequent Events

In January 2011, we contributed our 10 percent ownership interest in an existing venture for a 40 percent ownership interest in a new venture. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), we will have the option to purchase CNL’s interest in the venture beginning from the start of year three to the end of year six for a 13% internal rate of return in years three and four and a 14% internal rate of return in years five and six. Our share of the transaction costs is approximately $5.7 million (excluding the funding of escrows) which was expensed as incurred ($1.5 million in the fourth quarter of 2010 and $4.2 million in January 2011).

In January 2011, we sold two wholly owned operating communities for approximately $6.4 million, with an expected gain of approximately $1.5 million. These communities are part of the liquidating trust (see Note 10) and all proceeds were distributed to the electing lenders.

In February 2011, we further extended the maturity date of $29.1 million of debt relating to a wholly-owned community from December 2011 to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting

Management of Sunrise is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by rules of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of key financial reporting controls. Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting at December 31, 2010, which appears at the end of this Item 9A.

Changes in Internal Control over Financial Reporting

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Sunrise Senior Living, Inc.

We have audited Sunrise Senior Living, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunrise Senior Living, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunrise Senior Living, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunrise Senior Living, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Sunrise Senior Living, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

McLean, Virginia	/s/ Ernst & Young LLP
February 24, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance – Overview,” “– Revised Code of Conduct and Integrity” and “– Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Annual Meeting Proxy Statement, which we intend to file within 120  days after our fiscal year end, and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this item is included under the captions “Corporate Governance – 2010 Director Compensation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2010,” “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End 2010,” “Option Exercises and Stock Vested in Fiscal Year 2010,” Nonqualified Deferred Compensation for Fiscal Year 2010,” “Potential Payments Upon Termination or Change of Control,” “Narrative Disclosure of the Company’s Compensation Policies and Practices as They Relate to the Company’s Risk Management,” and “Compensation Committee Interlocks and Insider Participation” in our 2011Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under the captions “Stock Owned by Management” and “Principal Holders of Voting Securities” in our 2011 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2010 for all equity compensation plans previously approved by our stockholders and all equity compensation plans not previously approved by our stockholders:

•	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

•	The weighted-average exercise price of such outstanding options, warrants and rights; and

•	Other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Plan Category	(A)		(B)	(C)
Equity compensation plans approved by stockholders	6,266,283	(1)	$4.81	2,536,071	(2)
Equity compensation plans not approved by stockholders	83,723	(3)	$17.37	—

Total	6,350,006		$4.98	2,536,071

(1)	Consists of outstanding stock option awards under our 2008 Omnibus Incentive Plan, as amended (the “2008 Plan”), 1997 Stock Option Plan, as amended, 1998 Stock Option Plan, as amended, 1999 Stock Option Plan, as amended, 2000 Stock Option Plan, as amended, 2001 Stock Option Plan, as amended, 2002 Stock Option and Restricted Stock Plan, as amended, and 2003 Stock Option and Restricted Stock Plan, as amended.

(2)	Represents shares remaining available for future issuance as of December 31, 2010 under the 2008 Plan. In accordance with the terms of the 2008 Plan, shares of common stock that are issuable under the 2008 Plan are subject to increase by the number of shares of common stock covered by outstanding equity awards under Prior Plans that are not purchased, are forfeited or expire, or otherwise terminate without delivery of any shares subject thereto or are settled in cash in lieu of shares, after September 17, 2008. Pursuant to the 2008 Plan, no equity awards may be made under the Prior Plans. The “Prior Plans” include our 1995 Stock Option Plan, as amended; 1996 Non-Incentive Stock Option Plan, as amended; 1997 Stock Option Plan, as amended; 1998 Stock Option Plan, as amended; 1999 Stock Option Plan, as amended; 2000 Stock Option Plan, as amended; 2001 Stock Option Plan, as amended; 2002 Stock Option and Restricted Stock Plan, as amended; and 2003 Stock Option and Restricted Stock Plan, as amended.
(3)	Represents options to purchase shares of Sunrise common stock that are outstanding under our 1996 Non-Incentive Stock Option Plan, as amended. We refer below to our 1996 Non-Incentive Stock Option Plan, as amended, as the 1996 Non-Incentive Plan. As described in footnote 2 above, with respect to the 1996 Non-Incentive Plan, to the extent that any of the options to purchase our common stock that are outstanding as of December 31, 2010 under this plan are not purchased or are later forfeited or expire or otherwise terminate without delivery of any shares subject thereto, the number of shares of Sunrise common stock covered by such forfeited, expired or terminated options will be available for issuance under the 2008 Plan.

1996 Non-Incentive Plan

The 1996 Non-Incentive Plan was approved by the Board of Directors on December 13, 1996 and amended by the Board of Directors on March 16, 1997. The 1996 Non-Incentive Plan was not approved by our stockholders.

The 1996 Non-Incentive Plan authorized the grant of options to purchase shares of Sunrise common stock to any employee of Sunrise or any subsidiary, as well as any consultant or advisor providing bona fide services to Sunrise or any subsidiary of Sunrise, subject to certain limited exceptions. A total of 3,200,000 shares of Sunrise common stock were originally reserved for issuance pursuant to options granted under the 1996 Non-Incentive Plan.

Options granted under the 1996 Non-Incentive Plan give the option holder the right to purchase shares of Sunrise common stock at a price fixed in the stock option agreement applicable to the option grant. Each option vests and becomes exercisable over a period commencing on or after the date of grant, as determined by the Compensation Committee.

As a result of stockholder approval of the 2008 Plan, no further option awards may be made under the 1996 Non-Incentive Plan but options to purchase Sunrise common stock that were previously outstanding will remain in effect in accordance with the terms of the plan and the applicable stock option agreement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our 2011 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Registered Public Accountant’s Fees” and “– Pre-Approval of Audit and Non-Audit Fees” in our 2011 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year end, and is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2011.

SUNRISE SENIOR LIVING, INC.

By:	/s/ Mark S. Ordan
Mark S. Ordan, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER		PRINCIPAL FINANCIAL OFFICER

By:	/s/ Mark S. Ordan	By:	/s/ Julie A. Pangelinan
	Mark S. Ordan, Director and		Julie A. Pangelinan, Chief Financial Officer
Chief Executive Officer

PRINCIPAL ACCOUNTING OFFICER

By:	/s/ C. Marc Richards
C. Marc Richards
Chief Accounting Officer

DIRECTORS

By:	/s/ Paul J. Klaassen
Paul J. Klaassen, Non-Executive Chair of the Board

By:	/s/ Glyn F. Aeppel
Glyn F. Aeppel, Director

By:	/s/ Thomas J. Donohue
Thomas J. Donohue, Director

By:	/s/ Stephen D. Harlan
Stephen D. Harlan, Director

By:	/s/ Lynn Krominga
Lynn Krominga, Director

By:	/s/ William G. Little
William G. Little, Director

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Master Agreement (CNL Q3 2003 Transaction) dated as of the 30th day of September, 2003 by and among (i) Sunrise Development, Inc., (ii) Sunrise Senior Living Management, Inc., (iii) Twenty Pack Management Corp., Sunrise Madison Senior Living, L.L.C. and Sunrise Development, Inc. (collectively, as the Tenant), (iv) CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ LP, and (v) Sunrise Senior Living, Inc.	8-K	October 15, 2003	2.4

2.2	Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.1

2.3	First Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.2

2.4	Second Amendment to Purchase and Sale Agreement, dated as of October 7, 2009, by and among various subsidiaries of Sunrise Senior Living, Inc. and BLC Acquisitions, Inc.	10-Q	November 9, 2009	2.3

2.5	Purchase and Sale Agreement by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Management, Inc., SZR US Investments, Inc., Ventas REIT US Holdings, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.1

2.6	Purchase and Sale Agreement by and among Sunrise North Senior Living, Ltd., Sunrise Senior Living Management, Inc., Ventas SSL Ontario II, Inc. and Ventas, Inc., dated October 1, 2010.	8-K	December 7, 2010	2.2

2.7	PropCo Agreement by and among Sunrise Senior Living, Inc., certain of its subsidiaries as set forth therein, GHS Pflegeresidenzen Grundstücks GmbH, and TMW Pramerica Property Investment GmbH, dated as of May 27, 2010.	8-K	June 3, 2010	10.1

3.1	Amended and Restated Certificate of Incorporation of Sunrise, effective as of November 14, 2008.	Def 14A	October 20, 2008	A

3.2	Amended and Restated Bylaws of Sunrise, effective as of November 14, 2008.	8-K	November 19, 2008	3.1

4.1	Form of Common Stock Certificate.	10-K	March 24, 2008	4.1

4.2	Rights Agreement between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent, dated April 24, 2006.	8-K	April 21, 2006	4.1

4.3	First Amendment to the Rights Agreement, dated as of November 19, 2008, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	November 19, 2008	4.1

4.4	Second Amendment to the Rights Agreement, dated as of January 27, 2010, between Sunrise Senior Living, Inc. and American Stock Transfer & Trust Company, as rights agent.	8-K	January 27, 2010	4.1

10.1	1996 Non-Incentive Stock Option Plan, as amended.+	10-Q	May 15, 2000	10.8

10.2	1997 Stock Option Plan, as amended.+	10-K	March 31, 1998	10.25

10.3	1998 Stock Option Plan.+	10-K	March 31, 1999	10.41

10.4	1999 Stock Option Plan.+	10-Q	May 13, 1999	10.1

10.5	2000 Stock Option Plan.+	10-K	March 12, 2004	10.4

10.6	2001 Stock Option Plan.+	10-Q	August 14, 2001	10.15

10.7	2002 Stock Option and Restricted Stock Plan.+	10-Q	August 14, 2002	10.1

10.8	2003 Stock Option and Restricted Stock Plan.+	10-Q	August 13, 2002	10.1

10.9	Forms of equity plan amendment adopted on March 19, 2008 regarding determination of option exercise price. +	10-K	July 31, 2008	10.11

10.10	2008 Omnibus Incentive Plan.+	Def 14A	October 20, 2008	B

10.11	2008 Omnibus Incentive Plan, as amended.+	Def 14A	March 22, 2010	A

10.12	Form of Executive Restricted Stock Agreement (2003 Stock Option and Restricted Stock Plan, as amended).+*	N/A	N/A	N/A

10.13	Form of Executive Restricted Stock Agreement (2008 Omnibus Incentive Plan) +*	N/A	N/A	N/A

10.14	Form of Director Stock Option Agreement.+	8-K	September 14, 2005	10.2

10.15	Form of Stock Option Certificate.+	10-K	March 24, 2008	10.14

10.16	Form of Non-Qualified Stock Option Agreement.(2008 Omnibus Incentive Plan).+	10-K	March 2, 2009	10.17

10.17	Form of Executive Non-Qualified Stock Option Agreement (2008 Omnibus Incentive Plan).+*	N/A	N/A	N/A

10.18	Form of Director Restricted Stock Unit Agreement. +*	N/A	N/A	N/A

10.19	Sunrise Executive Deferred Compensation Plan, effective January 1, 2009. +	10-K/A	March 31, 2009	10.23

10.20	First Amendment to Sunrise Executive Deferred Compensation Plan, effective December 31, 2009. +*	N/A	N/A	N/A

10.21	Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K	March 16, 2006	10.53

10.22	Amendment to Sunrise Senior Living, Inc. Senior Executive Severance Plan.+	10-K/A	March 31, 2009	10.30

10.23	Form of Indemnification Agreement.+	10-K	March 16, 2006	10.54

10.24	Amended and Restated Employment Agreement dated as of November 13, 2003 by and between Sunrise and Paul J. Klaassen.+	10-K	March 12, 2004	10.1

10.25	Amendment No. 1 to Amended and Restated Employment Agreement by and between Sunrise and Paul J. Klaassen.+	10-K	March 24, 2008	10.30

10.26	Employment Agreement between the Corporation and Mark S. Ordan, dated November 13, 2008.+	8-K	November 19, 2008	10.1

10.27	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Mark Ordan, effective as of December 1, 2010.	8-K	December 2, 2010	10.1

10.28	Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 21, 2009.+	8-K	January 21, 2009	10.4

10.29	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated October 1, 2010.+*	N/A	N/A	N/A

10.30	Amended and Restated Employment Agreement between Sunrise Senior Living, Inc. and Greg Neeb, dated January 25, 2011.+*	N/A	N/A	N/A

10.31	Employment Agreement between Sunrise Senior Living, Inc. and David Haddock, dated October 1, 2010.+*	N/A	N/A	N/A

10.32	Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated January 14, 2009.+	8-K	January 21, 2009	10.2

10.33	Amendment to Employment Agreement between Sunrise Senior Living, Inc. and Julie A. Pangelinan, dated July 9, 2009+	10-K	February 25, 2010	10.115

10.34	Employment Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated January 16, 2009.+	8-K	January 21, 2009	10.3

10.35	Separation Agreement between Sunrise Senior Living, Inc. and Daniel J. Schwartz, dated February 15, 2010+	10-K	February 25, 2010	10.116

10.36	Employment Agreement between Sunrise Senior Living, Inc. and Richard J. Nadeau, dated February 25, 2009.+	8-K	February 26, 2009	10.1

10.37	Separation Agreement between the Company and Richard J. Nadeau, dated May 29, 2009. +	8-K	June 4, 2009	10.1

10.38	2009 Annual Bonus Performance Metrics Applicable to Executive Officers.+	10-Q	November 9, 2009	10.28

10.39	2009 Special Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.30

10.40	2009 Partial Bonus Payments to Executive Officers. +	10-Q	November 9, 2009	10.31

10.41	Sunrise Senior Living, Inc. 2010 Annual Incentive Plan – NEO Individual Goals. +	8-K	June 23, 2010	99.1

10.42	2010 Partial Bonus payments to Executive Officers	10-Q	August 5, 2010	10.4

10.43	2009 Director Fees. +	10-Q	November 9, 2009	10.32

10.44	2010 Director Fees. +*	N/A	N/A	N/A

10.45	2011 Director Fees. +*	N/A	N/A	N/A

10.46	Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent, and other lender parties thereto, dated as of December 2, 2005.	8-K	December 8, 2005	10.1

10.47	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 2, 2005.	10-K	March 24, 2008	10.41

10.48	First Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 6, 2006.	10-K	March 24, 2008	10.42

10.49	Second Amendment to the Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2007.	10-K	March 24, 2008	10.43

10.50	Third Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of June 27, 2007.	10-K	March 24, 2008	10.44

10.51	Fourth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of September 17, 2007.	10-K	March 24, 2008	10.45

10.52	Fifth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 31, 2008.	10-K	March 24, 2008	10.46

10.53	Sixth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of February 19, 2008.	10-K	March 24, 2008	10.47

10.54	Pledge, Assignment and Security Agreement between Sunrise Senior Living, Inc. and Bank of America, N.A., as Administrative Agent, dated as of February 19, 2008.	10-K	March 24, 2008	10.48

10.55	Seventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.49

10.56	Security Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Loan Parties, and Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of March 13, 2008.	10-K	March 24, 2008	10.50

10.57	Eighth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of July 23, 2008.	10-K	July 31, 2008	10.48

10.58	Ninth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of November 6, 2008.	10-Q	November 7, 2008	10.2

10.59	Tenth Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	January 21, 2009	10.1

10.60	Eleventh Amendment to Credit Agreement by and among Sunrise Senior Living, Inc. and certain subsidiaries, as the Borrowers, the subsidiaries of the Borrower as identified therein, as the Guarantors, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto, dated as of January 20, 2008.	8-K	March 23, 2009	10.1

10.61	Twelfth Amendment to the Credit Agreement, dated April 28, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	April 28, 2009	10.1

10.62	Thirteenth Amendment to the Credit Agreement, dated October 19, 2009, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	October 20, 2009	10.1

10.63	Fourteenth Amendment to Credit Agreement, dated August 31, 2010, by and among Sunrise Senior Living, Inc., certain subsidiaries of Sunrise Senior Living, Inc. party thereto, the lenders from time to time party thereto and Bank of America, N.A.	8-K	September 3, 2010	10.2

10.64	Assumption and Reimbursement Agreement made effective as of March 28, 2003, by and among Marriott International, Inc., Sunrise Assisted Living, Inc., Marriott Senior Living Services, Inc. and Marriott Continuing Care, LLC.	10-Q	May 15, 2003	10.4

10.65	Assumption and Reimbursement Agreement (CNL) made effective as of March 28, 2003, by and among Marriott International, Inc., Marriott Continuing Care, LLC, CNL Retirement Properties, Inc., CNL Retirement MA3 Pennsylvania, LP, and CNL Retirement MA3 Virginia, LP.	10-Q	May 15, 2003	10.5

10.66	Amended and Restated Ground Lease, dated August 29, 2003, by and between Sunrise Fairfax Assisted Living, L.L.C. and Paul J. Klaassen and Teresa M. Klaassen.	10-K	March 24, 2008	10.62

10.67	Multifamily Mortgage, Assignment of Rents and Security Agreement.	8-K	May 12, 2008	10.1

10.68	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Senior Living Management, Inc., Sunrise Senior Living, Inc., US Senior Living Investments, LLC and Sunrise IV Senior Living Holdings, LLC.	8-K	October 28, 2009	10.2

10.69	Settlement Agreement, dated as of October 26, 2009, by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living, Inc., Fountains Senior Living Holdings, LLC, Sunrise Senior Living Management, Inc., US Senior Living Investments, LLC, HSH Nordbank AG, New York Branch.	8-K	October 28, 2009	10.2

10.70	Settlement Agreement, dated as of June 12, 2009, by and among Sunrise Senior Living, Inc. and the former majority stockholders of Trinity.	10-Q	November 9, 2009	10.1

10.71	First Amendment to Amended and Restated Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.1

10.72	Second German Standstill Agreement Hannover I, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise Hannover Senior Living GmbH & Co. KG, Sunrise Hannover GmbH and Natixis, London Branch	8-K	April 6, 2009	10.2

10.73	Pre-Negotiation and Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München- Thalkirchen GmbH and Natixis, London Branch.	8-K	February 20, 2009	10.1

10.74	Standstill Agreement, dated February 19, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	February 20, 2009	10.2

10.75	First Amendment to Pre-Negotiation and Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.3

10.76	Second German Standstill Agreement, dated March 31, 2009, by and among Sunrise Senior Living, Inc., Sunrise München-Thalkirchen Senior Living GmbH & Co. KG, Sunrise München-Thalkirchen GmbH and Natixis, London Branch	8-K	April 6, 2009	10.4

10.77	Restructure Term Sheet, dated October 22, 2009, by and among Sunrise Senior Living, Inc. and the creditors party thereto.	8-K	October 28, 2009	10.1

10.78	Settlement Agreement between Barclays Bank PLC and Sunrise Senior Living, Inc. dated as of April 29, 2010	8-K	May 3, 2010	10.1

10.79	Loan Agreement, dated as of September 28, 2007, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, LP, as borrowers, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.2

10.80	Letter Agreement, dated October 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	10-Q	November 9, 2009	10.3

10.81	Letter Agreement, dated December 1, 2009, by and among Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, Sunrise Senior Living, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender.	8-K	December 7, 2009	10.1

10.82	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	February 19, 2010	10.1

10.83	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Pasadena CA Senior Living, LLC and Sunrise Pleasanton CA Senior Living, L.P., as borrowers, and Wells Fargo Bank, National Association, as lender.	8-K	September 3, 2010	10.3

10.84	Loan and Security Agreement (Loan A), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.4

10.85	Guaranty of Payment (Loan A), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.5

10.86	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to MB Financial Bank, N.A.	10-Q	November 9, 2009	10.6

10.87	Deed of Trust Note A, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.7

10.88	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan A), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B., as agent.	10-Q	November 9, 2009	10.8

10.89	Loan and Security Agreement (Loan B), dated as of August 28, 2007, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as lender.	10-Q	November 9, 2009	10.9

10.90	Guaranty of Payment (Loan B), dated as of August 28, 2007, by and among Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.10

10.91	Deed of Trust Note B, dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, to Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.11

10.92	Deed of Trust, Assignment, Security Agreement and Fixture Filing (Loan B), dated as of August 28, 2007, by Sunrise Connecticut Avenue Assisted Living, L.L.C., as grantor, Alexandra Johns and Ellen-Elizabeth Lee, as trustees, and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.12

10.93	First Amendment to Loan Agreement (Loan A), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B., as agent to the lenders party thereto.	10-Q	November 9, 2009	10.13

10.94	First Amendment to Guaranty of Payment (Loan A), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.14

10.95	First Amendment to Loan Agreement (Loan B), dated as of April 15, 2008, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, F.S.B. as lender.	10-Q	November 9, 2009	10.15

10.96	First Amendment to Guaranty of Payment (Loan B), dated as of September 2008, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, F.S.B.	10-Q	November 9, 2009	10.16

10.97	Second Amendment to Loan Agreement (Loan A), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	10-Q	November 9, 2009	10.17

10.98	Second Amendment to Guaranty of Payment (Loan A), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.18

10.99	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009,by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	10-Q	November 9, 2009	10.19

10.100	First Amendment to Deed of Trust Note A (Loan A), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.20

10.101	Second Amendment to Loan Agreement (Loan B), dated as of August 28, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.21

10.102	Second Amendment to Guaranty of Payment (Loan B), dated as of August 28, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	10-Q	November 9, 2009	10.22

10.103	First Amendment to Deed of Trust Note A (Loan B), dated as of August 28, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	10-Q	November 9, 2009	10.23

10.104	Third Amendment to Loan Agreement and Settlement Agreement (Loan A), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as agent for the lenders party thereto.	8-K	December 24, 2009	10.1

10.105	Third Amendment to Guaranty of Payment (Loan A), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.2

10.106	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	December 24, 2009	10.3

10.107	Second Amendment to Deed of Trust Note A (Loan A), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.4

10.108	Third Amendment to Loan Agreement and Settlement Agreement (Loan B), effective as of December 2, 2009, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.5

10.109	Third Amendment to Guaranty of Payment (Loan B), effective as of December 2, 2009, by and between Sunrise Senior Living, Inc. and Chevy Chase Bank, a division of Capital One, N.A.	8-K	December 24, 2009	10.6

10.110	Second Amendment to Deed of Trust Note B (Loan B), effective as of December 2, 2009, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	December 24, 2009	10.7

10.111	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan A), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as gent for the lender party thereto.	8-K	September 3, 2010	10.5

10.112	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and MB Financial Bank, N.A., as lender.	8-K	September 3, 2010	10.6

10.113	Third Amendment to Deed of Trust Note A (Loan A), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.7

10.114	Fourth Amendment to Loan Agreement and Settlement Agreement (Loan B), dated August 30, 2010, by and among Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.8

10.115	Third Amendment to Deed of Trust Note B (Loan B), dated August 30, 2010, by and between Sunrise Connecticut Avenue Assisted Living, L.L.C., as borrower, and Chevy Chase Bank, a division of Capital One, N.A., as lender.	8-K	September 3, 2010	10.9

10.116	Building Loan Agreement dated April 10, 2008, by and between Sunrise Monterey Senior Living, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto, as lenders.	8-K	February 19, 2010	10.2

10.117	Modification Agreement (Secured Loan), dated February 10, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	February 19, 2010	10.3

10.118	Second Modification Agreement (Secured Loan), dated August 31, 2010, by and between Sunrise Monterey Senior Living, LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent.	8-K	September 3, 2010	10.4

10.119	Settlement and Restructuring Agreement by and among HCP, Inc. and the Landlords as set forth therein and Sunrise Senior Living, Inc. and the Operators set forth therein, dated as of August 31, 2010.	8-K	September 3, 2010	10.1

10.120	Purchase and Sale Agreement dated as of December 8, 2010 by and among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CC3 Acquisition, LLC, and CNL Income Partners, LP. *	N/A	N/A	N/A

10.121	Form of First Amended and Restated Management Agreement for Sunrise communities owned by Ventas, Inc.**	N/A	N/A	N/A

10.122	First Amended and Restated Master Agreement by and among Sunrise Senior Living Management, Inc., Sunrise North Senior Living Ltd., Sunrise Senior Living, Inc. and Ventas SSL, Inc., dated December 1, 2010.**	N/A	N/A	N/A

21	Subsidiaries of the Registrant.*	N/A	N/A	N/A

23.1	Consent of Ernst & Young LLP*	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

+	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith. Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.