Form 10-Q
period 2011-03-31
SUNRISE SENIOR LIVING INC
filed 2011-05-06
CIK 1011064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 57,394,506 shares of the Registrant’s common stock outstanding at April 29, 2011.

SUNRISE SENIOR LIVING, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,509	$66,720
Accounts receivable, net	48,468	37,484
Income taxes receivable	2,943	4,532
Due from unconsolidated communities	23,151	19,135
Deferred income taxes, net	14,689	20,318
Restricted cash	42,638	43,355
Assets held for sale	1,404	1,099
Prepaid expenses and other current assets	12,294	20,167

Total current assets	187,096	212,810
Property and equipment, net	235,745	238,674
Due from unconsolidated communities	3,878	3,868
Intangible assets, net	40,163	40,749
Investments in unconsolidated communities	39,782	38,675
Restricted cash	100,705	103,334
Restricted investments in marketable securities	2,609	2,509
Assets held in the liquidating trust	44,565	50,750
Other assets, net	9,802	10,089

Total assets	$664,345	$701,458

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of debt	$52,956	$80,176
Accounts payable and accrued expenses	123,306	131,904
Due to unconsolidated communities	4,172	502
Deferred revenue	15,891	15,946
Entrance fees	30,957	30,688
Self-insurance liabilities	36,403	35,514

Total current liabilities	263,685	294,730
Debt, less current maturities	71,810	44,560
Liquidating trust notes, at fair value	29,934	38,264
Investments accounted for under the profit-sharing method	3,473	419
Self-insurance liabilities	49,495	51,870
Deferred gains on the sale of real estate and deferred revenues	15,101	16,187
Deferred income tax liabilities	14,689	20,318
Other long-term liabilities, net	106,733	110,553

Total liabilities	554,920	576,901

Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 57,384,506 and 56,453,192 shares issued and outstanding, net of 440,009 and 428,026 treasury shares, at March 31, 2011 and December 31, 2010, respectively	574	565
Additional paid-in capital	481,453	478,605
Retained loss	(379,609)	(361,904)
Accumulated other comprehensive income	2,564	2,885

Total stockholders’ equity	104,982	120,151

Noncontrolling interests	4,443	4,406

Total equity	109,425	124,557

Total liabilities and equity	$664,345	$701,458

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
	(Unaudited)
Operating revenue:
Management fees	$24,214	$29,361
Resident fees for consolidated communities	102,737	87,934
Ancillary fees	7,597	10,593
Professional fees from development, marketing and other	323	2,102
Reimbursed costs incurred on behalf of managed communities	185,865	224,325

Total operating revenues	320,736	354,315
Operating expenses:
Community expense for consolidated communities	75,077	65,684
Community lease expense	18,697	14,743
Depreciation and amortization	7,417	8,444
Ancillary expenses	7,004	9,800
General and administrative	32,389	33,294
Carrying costs of liquidating trust assets	407	625
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	—	58
Restructuring costs	—	4,615
Provision for doubtful accounts	1,438	1,111
Impairment of long-lived assets	—	700
Costs incurred on behalf of managed communities	186,384	224,366

Total operating expenses	328,813	363,440

Loss from operations	(8,077)	(9,125)
Other non-operating income (expense):
Interest income	840	367
Interest expense	(1,347)	(2,136)
Gain on investments	—	553
Other income	933	1,173

Total other non-operating income (expense)	426	(43)
Gain on the sale and development of real estate and equity interests	492	465
Sunrise’s share of loss and return on investment in unconsolidated communities	(7,689)	(1,513)
Loss from investments accounted for under the profit-sharing method	(3,024)	(2,518)

Loss before provision for income taxes and discontinued operations	(17,872)	(12,734)
Provision for income taxes	(730)	(440)

Loss before discontinued operations	(18,602)	(13,174)
Discontinued operations, net of tax	1,358	(2,292)

Net loss	(17,244)	(15,466)
Less: Net income attributable to noncontrolling interests	(461)	(551)

Net loss attributable to common shareholders	$(17,705)	$(16,017)

Earnings per share data:
Basic net loss per common share
Loss before discontinued operations	$(0.34)	$(0.25)
Discontinued operations, net of tax	0.02	(0.04)

Net loss	$(0.32)	$(0.29)

Diluted net loss per common share
Loss before discontinued operations	$(0.34)	$(0.25)
Discontinued operations, net of tax	0.02	(0.04)

Net loss	$(0.32)	$(0.29)

See accompanying notes

SUNRISE SENIOR LIVING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
(In thousands)	(Unaudited)
Operating activities
Net loss	$(17,244)	$(15,466)
Less: Net (income) loss from discontinued operations	(1,358)	2,292
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale and development of real estate and equity interests	(492)	(465)
Loss from investments accounted for under the profit-sharing method	3,024	2,518
Gain on investments	—	(553)
Sunrise’s share of loss and return on investment in unconsolidated communities	7,689	1,513
Loss on financial guarantees and other contracts	—	3
Distributions of earnings from unconsolidated communities	2,215	2,443
Provision for doubtful accounts	1,438	1,111
Provision for deferred income taxes	2	2
Depreciation and amortization	7,417	8,444
Amortization of financing costs, debt discount and guarantee liabilities	297	117
Impairment of long-lived assets	—	700
Stock-based compensation	1,736	944
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(11,853)	(5,867)
Due from unconsolidated communities	2,104	13,742
Prepaid expenses and other current assets	(116)	2,888
Captive insurance restricted cash	2,274	784
Other assets	1,475	112
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	(14,811)	4,637
Entrance fees	269	(432)
Self-insurance liabilities	(1,418)	(522)
Deferred gains on the sale of real estate and deferred revenues	136	(127)
Net cash used in discontinued operations	(1,244)	(2,850)

Net cash (used in) provided by operating activities	(18,460)	15,968

Investing activities
Capital expenditures	(2,525)	(4,037)
Net (payments) proceeds for/from advances from investment accounted for under the profit-sharing method	(360)	4,502
Dispositions of assets	1,891	3,310
Change in restricted cash	491	(4,454)
Increase in advances to communities under development	—	(9,130)
Proceeds from advances to communities under development	—	1,363
Investments in unconsolidated communities	(2,655)	(3,825)
Net cash provided by discontinued operations	5,887	11,067

Net cash provided by (used in) investing activities	2,729	(1,204)

Financing activities
Net proceeds from exercised options	1,245	133
Additional borrowings of debt	—	882
Repayment of debt	(1,822)	(6,292)
Repayment of liquidating trust notes	(8,330)	—
Net repayments on Bank Credit Facility	—	(297)
Financing costs paid	(149)	—
Distributions to noncontrolling interests	(424)	(354)
Net cash used in discontinued operations	—	(1,666)

Net cash used in financing activities	(9,480)	(7,594)

Net (decrease) increase in cash and cash equivalents	(25,211)	7,170
Cash and cash equivalents at beginning of period	66,720	39,283

Cash and cash equivalents at end of period	$41,509	$46,453

See accompanying notes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Presentation

Our accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three months ended March 31, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read together with our consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We have reclassified certain amounts to conform with the current period presentation.

2. Amendments to the Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. It requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It eliminated the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to Accounting Standards Codification (“ASC”) Subtopic 605-25 – Revenue – Multiple Element Arrangements. It no longer requires third party evidence. ASU 2009-13 was effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, requires separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. ASU 2010-06 also requires separately presenting in the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements. It clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. Certain portions of ASU 2010-06 were effective in the first quarter of 2010, and the portions of ASU 2010-06 which effect Level 3 reconciliation were effective for us January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-13, Compensation – Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Security Trades, clarifies that a share-based payment award with an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that would require the share-based payment award to be classified as a liability. ASU 2010-13 was effective for us on January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805. ASU 2010-29 was effective for us on January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Level 3: Unobservable inputs that are used when little or no market data is available.

Restricted Investments in Marketable Securities

The following table details the restricted investments in marketable securities measured at fair value as of March 31, 2011 (in thousands):

Assets	March 31, 2011	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Restricted investments in marketable securities	$2,609	$2,609	$—	$—

At March 31, 2011, we had an investment in marketable securities related to a consolidated entity in which we have control but no ownership interest. The fair value of the investment was approximately $2.6 million at March 31, 2011. The valuation was based on Level 1 inputs.

Assets Held for Sale, Assets Held and Used and Liquidating Trust Assets

Assets Held for Sale

Assets held for sale with a lower of carrying value or fair value less estimated costs to sell consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Assets held for sale (condominium units)	$1,404	$1,099

Assets Held and Used

In 2011, there have been no impairment charges recorded related to assets held and used.

Liquidating Trust Assets

In connection with the restructuring of our German indebtedness (refer to Note 6), we granted mortgages for the benefit of the electing lenders on certain of our unencumbered North American properties (the “liquidating trust”). As of March 31, 2011, the liquidating trust assets consist of one operating community, 11 land parcels and one closed community. In the first quarter of 2011, we did not record any impairment charges on the assets held in the liquidating trust.

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

	Fixed Rate Debt	Variable Rate Debt
Total Carrying Value	$1,365	$153,335

Average Interest Rate	6.67%	2.88%

Estimated Fair Market Value	$1,365	$147,333

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2011.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans (refer to Note 6). The notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the underlying value of the collateral and the expected timing and amount of repayment.

		Fair Value Measurements at Reporting Date Using
(In thousands) Liabilities	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain
Liquidating trust notes, at fair value	$29,934	$—	$—	$29,934	$—

The following table reconciles the beginning and ending balances for the notes for the liquidating trust assets using fair value measurements based on significant unobservable inputs for 2011 (in thousands):

Liquidating Trust Notes
Beginning balance - 1/1/11	$38,264
Total gains (losses)	—
Payments	(8,330)

Ending balance - 3/31/11	$29,934

Other Fair Value Information

Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, equity investments and other current assets and liabilities are carried at amounts which reasonably approximate their fair values.

4. Investments in Unconsolidated Ventures

CNL Lifestyle Properties Transaction

In January 2011, we contributed our 10 percent ownership interest in an existing venture in exchange for a 40 percent ownership interest in a new venture organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining sixty percent interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first quarter of 2011 was approximately $5.0 million of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.0 million was reflected as general and administrative expense. Six communities in the state of New York whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

Other

In the first quarter of 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be impaired and wrote down the equity investment by $2.0 million.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Summarized S-X Rule 3-09 Income Statement Information

The following is summarized income statement information for an equity investee for which annual audited financial statements are expected to be required for the year 2011 under S-X Rule 3-09 (in thousands):

	Three months ended March 31, 2011
	Total operating revenues	Net loss before provision for income taxes	Net loss
CC3 Acquisition, LLC	$29,232	$(13,246)	$(12,990)

5. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable and accrued expenses	$29,223	$38,095
Accrued salaries and bonuses	32,057	23,690
Accrued employee health and other benefits	33,570	34,145
Other accrued expenses	28,456	35,974

	$123,306	$131,904

Other long-term liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred revenue from nonrefundable entrance fees	$38,891	$39,693
Lease liabilities	25,824	25,527
Executive deferred compensation	15,742	19,516
Uncertain tax positions	20,735	20,360
Other long-term liabilities	5,541	5,457

	$106,733	$110,553

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Debt

Debt

At March 31, 2011 and December 31, 2010, we had $154.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 2.91% and 2.78%, respectively, as follows (in thousands):

	March 31, 2011	December 31, 2010
Community mortgages	$97,179	$96,942
Liquidating trust notes, at fair value	29,934	38,264
Other	5,442	5,284
Variable interest entity	22,145	22,510

	$154,700	$163,000

Of the outstanding debt at March 31, 2011, we had $1.4 million of fixed-rate debt with an interest rate of 6.7% and $153.3 million of variable rate debt with a weighted average interest rate of 2.9%.

Of our total debt of $154.7 million, $1.4 million was in default as of March 31, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at March 31, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Debt	Other	Total
Default	$—	$1,365	$—	$—	$1,365
2nd Qtr. 2011	48,246	—	—	573	48,819
3rd Qtr. 2011	99	375	—	286	760
4th Qtr. 2011	99	—	—	573	672
2012	27,713	775	29,934	1,719	60,141
Thereafter	21,022	19,630	—	2,291	42,943

	$97,179	$22,145	$29,934	$5,442	$154,700

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $48.1 million was due on April 30, 2011. We are seeking a loan extension while we market the communities for sale. If we are unable to sell the properties or the net proceeds from the sale are not sufficient to repay the related debt; or if we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations. The bids we have received recently are not consistent with our estimate of market value. If we are not able to sell at a favorable price, we may choose to hold the assets and continue to operate them until we can obtain favorable pricing.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holder’s conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 day trading period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date. We intend to use the net proceeds to purchase an additional 80% interest in AL US Development Venture LLC (“AL US”), to reduce the debt in AL US and for general corporate purposes.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

AL US Acquisition

On April 19, 2011, we entered into a purchase and sale agreement (the “purchase agreement”) with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively own 80% of the membership interests (the “MS Interests”) in AL US and we currently own the remaining 20% of the membership interests. Pursuant to the purchase agreement, we will purchase the MS Interests for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we currently manage.

The purchase agreement contains standard representations and warranties and closing conditions for transactions of this type, including receiving consent to the transaction from the lender to AL US, HSH Nordbank AG, New York Branch (“Lender”), and from our credit line lender. Closing under the purchase agreement is expected to occur within thirty to forty-five days, subject to satisfaction of the closing conditions.

It is contemplated that simultaneously with the closing under the purchase agreement, AL US will seek to enter into a loan modification with the Lender, pursuant to which the maturity date will be extended from June 14, 2012 to June 14, 2015. The outstanding principal amount of the loan is $365 million at April 30, 2011. Pursuant to a non-binding summary of terms provided by the Lender to AL US, the loan modification would also provide, among other things, for a partial pay down by AL US of $25 million of the loan and the modification of certain debt service coverage ratio tests and other provisions of the loan documents. The closing of the loan modification is subject to definitive documentation and other customary closing conditions.

After the closing of the transaction, AL US will become a consolidated subsidiary, which we expect to have a significant impact on our financial statements. We expect to account for the acquisition of the remaining interest in AL US as a business combination, and therefore, the acquired assets and liabilities will be measured by their fair value as of the date of acquisition. We expect the indebtedness of AL US to be approximately $340 million as of the date of acquisition.

Germany Restructure Notes

We previously owned nine communities in Germany. In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold seven North American properties in the liquidating trust for gross proceeds of approximately $22.3 million with an aggregate appraised value of $27.9 million through March 31, 2011. As of March 31, 2011, the electing lenders have received net proceeds of $19.8 million as a result of sales from the liquidating trust.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheets in 2010 and will be accreted to the note’s stated amount over the remaining term of the note. The balance as of March 31, 2011 was $5.4 million.

In addition to the consideration paid to the German lenders described above, in 2010, we sold the real property and certain related assets of eight of our nine German communities. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which was paid directly to the German lenders.

In addition to the restructuring agreements, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In 2010, we closed on the sale of this community and we were released from the obligations related to the community.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of March 31, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, are subject to our minimum payment guarantee. The balance as of March 31, 2011 was $29.9 million, which represents our minimum payment guarantee at that date.

Bank Credit Facility

We are unable to draw against our Bank Credit Facility. At March 31, 2011, the outstanding balance was zero on the Bank Credit Facility and there were $13.5 million in letters of credit outstanding related to our Bank Credit Facility. These letters of credit are fully cash collateralized.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at March 31, 2011 was $28.0 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $3.0 billion with near-term scheduled debt maturities of $0.8 billion for the remainder of 2011. Of this $3.0 billion of debt, there is $0.6 billion of debt that is in default as of March 31, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $3.0 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

One venture has financial covenants that are based on the consolidated results of Sunrise. Events of default under this venture debt could allow the financial institution who has extended credit to seek acceleration of the loan and/or terminate our management agreement. We are currently working with the lender to cure this default.

Another venture’s debt matured in April 2011, and on May 4, 2011, we were notified by the lender that an event of default, due to the loan maturity, had occurred. The loan amount is $133.2 million and is collateralized by six communities in the venture. As a result of this default, the lender may foreclose on the communities and/or terminate our management agreement. The lender has elected to retain us as manager until further notice, and our management fee has been reduced to five percent. The venture is in discussion with the lender on these matters. Our investment balance in this venture was zero at March 31, 2011.

7. Gains on the Sale of Real Estate

In 2011, we sold two wholly owned operating communities and one land parcel which were part of the liquidating trust for approximately $8.4 million and recognized gains of approximately $1.6 million of which $1.5 million is included in discontinued operations. Proceeds of $7.7 million were distributed to the electing lenders of the liquidating trust (refer to Note 6).

8. Income Taxes

The provision for income taxes related to continuing operations was $0.7 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. We determined that deferred tax assets in excess of reversing tax liabilities were not likely to be realized and we have recorded a valuation allowance on net deferred tax assets. Our effective tax rate for continuing operations was 4.1% and 3.5% for the three months ended March 31, 2011 and 2010, respectively, primarily relating to tax contingences and state income taxes. As of March 31, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

In April 2010, the IRS completed the field audits for the 2005 through 2008 federal income tax returns and all related net operating loss carryback claims without any modifications to our refund claim. Furthermore, taxable income in the 2007 and 2008 returns were not adjusted by the IRS. Our case was officially closed in March 2011 when the IRS notified us that their review of the field agents’ assessments was complete.

9. Stock-Based Compensation

In the first quarter of 2011, we granted five employees non-qualified stock options to purchase 540,000 shares of common stock at prices ranging from $7.31 to $8.89. One-third of the options vest yearly beginning in 2012. We also granted one employee 100,000 shares of restricted stock at a grant date fair value price of $11.51 that vest yearly over three years beginning in 2012.

As part of the 2011 non-employee directors’ compensation, 71,880 restricted stock units were granted to our six non-employee directors. One-quarter of the restricted stock units vested immediately with the remainder to vest quarterly during 2011.

In March 2011, we accelerated the vesting of our former chief financial officer’s stock options pursuant to the terms of her employment contract. Upon termination, 166,666 options vested. The options expire 12 months after the termination of employment. We recorded non-cash compensation expense of $0.1 million as a result of the vesting acceleration.

In the first quarter of 2011, 843,297 stock options were exercised and 32,876 shares of restricted stock vested.

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

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The maximum potential amount of future fundings for outstanding guarantees, the carrying amount of the liability for expected future fundings at March 31, 2011 and fundings in 2011 are as follows (in thousands):

Guarantee Type	Maximum Potential Amount of Future Fundings	ASC Guarantee Topic Liability for Future Fundings at March 31, 2011	ASC Contingencies Topic Liability for Future Fundings at March 31, 2011	Total Liability for Future Fundings at March 31, 2011	Fundings from January 1, 2011 through March 31, 2011
Operating deficit	Uncapped	$19	$—	$19	$—

Senior Living Condominium Project

In 2006, we sold a majority interest in two separate entities related to a condominium project for which we provided guarantees to support the operations of the entities for an extended period of time. We account for the condominium and assisted living ventures under the profit-sharing method of accounting, and our liability carrying value at March 31, 2011 was $3.5 million for the two ventures. We recorded losses of $3.0 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. We are also obligated to fund future operating shortfalls. The depressed condominium real estate market in the Washington, D.C. area has resulted in lower sales than forecasted and we have funded $7.1 million under the guarantees through March 31, 2011. In addition, we are required to fund marketing costs associated with the sale of the condominiums which we estimate will total approximately $7.5 million by the time the remaining inventory of condominiums are sold.

As of March 31, 2011, the loans for both entities are in default. We have accrued $2.6 million in default interest relating to these loans. We are in discussions with the lender regarding the alleged defaults.

Agreements with Marriott International, Inc.

Our agreements with Marriott International, Inc. (“Marriott”), which related to our purchase of Marriott Senior Living Services, Inc. in 2003, provide that Marriott has the right to demand that we provide cash collateral security for Assignee Reimbursement Obligations, as defined in the agreements, in the event that our implied debt rating is not at least B- by Standard and Poors or B1 by Moody’s Investor Services. Assignee Reimbursement Obligations relate to possible liability with respect to leases assigned to us in 2003 and entrance fee obligations assumed by us in 2003 that remain outstanding (approximately $6.8 million at March 31, 2011). Marriott has informed us that they reserve all of their rights to issue a Notice of Collateral Event under the Assignment and Reimbursement Agreement.

Other

Generally, the financing obtained by our ventures is non-recourse to the venture members, with the exception of the debt repayment guarantees discussed above. However, we have entered into guarantees with the lenders with respect to acts which we believe are in our control, such as fraud or voluntary bankruptcy of the venture. If such acts were to occur, the full amount of the venture debt could become recourse to us. The combined amount of venture debt underlying these guarantees is approximately $1.7 billion at March 31, 2011. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

To the extent that a third party fails to satisfy an obligation with respect to two continuing care retirement communities we manage, we would be required to repay this obligation, the majority of which is expected to be refinanced with proceeds from the issuance of entrance fees as new residents enter the communities. At March 31, 2011, the remaining liability under this obligation is $36.2 million. We have not funded under these guarantees, and do not expect to fund under such guarantees in the future.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Legal Proceedings

Purnell Lawsuit

On May 14, 2010, Plaintiff LaShone Purnell filed a lawsuit on behalf of herself and others similarly situated in the Superior Court of the State of California, Orange County, against Sunrise Senior Living Management, Inc., captioned LaShone Purnell as an individual and on behalf of all employees similarly situated v. Sunrise Senior Living Management, Inc. and Does 1 through 50, Case No. 30-2010-00372725 (Orange County Superior Court). Plaintiff’s complaint is styled as a class action and alleges that Sunrise failed to properly schedule the purported class of care givers and other related positions so that they would be able to take meal and rest breaks as provided for under California law. The complaint asserts claims for: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) failure to pay wages upon ending employment; (5) failure to keep accurate payroll records; (6) unfair business practices; and (7) unfair competition. Plaintiff seeks unspecified compensatory damages, statutory penalties provided for under the California Labor Code, injunctive relief, and costs and attorneys’ fees. On June 17, 2010, Sunrise removed this action to the United States District Court for the Central District of California (Case No. SACV 10-897 CJC (MLGx)). On July 16, 2010, plaintiff filed a motion to remand the case to state court. On August 10, 2010, the Court stayed all proceedings pending early mediation by the parties. Early mediation was unsuccessful, and on January 18, 2011, the United States District Court for the Central District of California denied plaintiff’s motion to remand the action to state court. Class discovery is proceeding. Sunrise believes that Plaintiff’s allegations are not meritorious and that a class action is not appropriate in this case, and intends to defend itself vigorously. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

Other Pending Lawsuits and Claims

In addition to the lawsuit described above, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, although the outcomes of these other suits and claims are uncertain, in the aggregate they are not expected to have a material adverse effect on our business, financial condition, and results of operations.

11. Discontinued Operations

Discontinued operations consist primarily of two communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010. The following amounts related to those communities and businesses that have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenue	$415	$9,450
Expenses	(991)	(17,846)
Impairment of long-lived assets	—	(877)
Other expense	(387)	(76)
Gain on sale	2,321	7,057

Income (loss) from discontinued operations	$1,358	$(2,292)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12. Net Loss per Common Share

The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Loss attributable to common shareholders:
Loss before discontinued operations, net of noncontrolling interests	$(19,063)	$(13,725)
Income (loss) from discontinued operations	1,358	(2,292)

Net loss	$(17,705)	$(16,017)

Weighted-average shares outstanding - basic and diluted	56,153	55,639

Basic and diluted net loss per common share
Loss before discontinued operations, net of noncontrolling interests	$(0.34)	$(0.25)
Income (loss) from discontinued operations	0.02	(0.04)

Net loss per share attributable to common shareholders	$(0.32)	$(0.29)

Options and restricted stock are included under the treasury stock method to the extent they are dilutive. Shares issuable upon exercise of stock options of 5,279,532 and 3,896,924 for the three months ended March 31, 2011 and 2010, respectively, have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

13. Information about Sunrise’s Segments

Effective in 2011, we revised our operating segments as a result of a change in the manner in which the key decision makers review the operating results and the cessation of all development activity. We now have three operating segments: North American Management, Consolidated Communities and United Kingdom. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment. In 2010, we had five operating segments, North American Management, North American Development (the residual activity which is now included with corporate costs), Equity Method Investments (whose community operations are now included either in North American Management or United Kingdom), Consolidated (Wholly-Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party and venture senior living communities, including six communities in New York owned by a venture but whose operations are included in our consolidated financial statements, a community owned by a variable interest entity and a community owned by a venture which we consolidate, in the United States and Canada.

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada, excluding allocated management fees from our North American Management segment of $2.2 million for both the three months ended March 31, 2011 and 2010.

United Kingdom includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

We have a community support office located in McLean, Virginia, with a smaller regional center located in the U.K. Our community support office provides centralized operational functions.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Segment results are as follows (in thousands):

	Three Months Ended March 31, 2011
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$20,750	$—	$3,464	$—	$24,214
Resident fees for consolidated communities	15,687	87,050	—	—	102,737
Ancillary fees	7,597	—	—	—	7,597
Professional fees from development, marketing and other	—	—	73	250	323
Reimbursed costs incurred on behalf of managed communities	183,920	—	1,945	—	185,865

Total operating revenues	227,954	87,050	5,482	250	320,736
Operating expenses:
Community expense for consolidated communities	9,750	65,327	—	—	75,077
Community lease expense	4,267	14,430	—	—	18,697
Depreciation and amortization	610	4,390	—	2,417	7,417
Ancillary expenses	7,004	—	—	—	7,004
General and administrative	—	—	2,484	29,905	32,389
Carrying costs of liquidating trust assets	—	—	—	407	407
Provision for doubtful accounts	550	131	—	757	1,438
Costs incurred on behalf of managed communities	184,405	—	1,979	—	186,384

Total operating expenses	206,586	84,278	4,463	33,486	328,813

Income (loss) from operations	$21,368	$2,772	$1,019	$(33,236)	$(8,077)

	Three Months Ended March 31, 2010
	North		United
	American	Consolidated	Kingdom
	Management	Communities	Management	Corporate	Total
Operating revenue:
Management fees	$26,302	$—	$3,059	$—	$29,361
Resident fees for consolidated communities	5,890	82,044	—	—	87,934
Ancillary fees	10,593	—	—	—	10,593
Professional fees from development, marketing and other	—	—	2,008	94	2,102
Reimbursed costs incurred on behalf of managed communities	221,433	—	2,892	—	224,325

Total operating revenues	264,218	82,044	7,959	94	354,315
Operating expenses:
Community expense for consolidated communities	4,085	61,599	—	—	65,684
Community lease expense	356	14,387	—	—	14,743
Depreciation and amortization	740	3,998	—	3,706	8,444
Ancillary expenses	9,800		—	—	9,800
General and administrative	—	—	2,653	30,641	33,294
Carrying costs of liquidating trust assets	—	—	—	625	625
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	—	—	—	58	58
Restructuring costs	—	—	—	4,615	4,615
Provision for doubtful accounts	1,018	93	—	—	1,111
Impairment of long-lived assets	—	—	—	700	700
Costs incurred on behalf of managed communities	221,469	—	2,897	—	224,366

Total operating expenses	237,468	80,077	5,550	40,345	363,440

Income (loss) from operations	$26,750	$1,967	$2,409	$(40,251)	$(9,125)

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14. Comprehensive Income (Loss) and Capital Structure

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss attributable to common shareholders	$(17,705)	$(16,017)
Foreign currency translation adjustment	(1,254)	5,829
Equity interest in investee’s other comprehensive income	865	(797)
Unrealized gain on investments	68	87

Comprehensive loss	(18,026)	(10,898)

Comprehensive income attributable to noncontrolling interest - Unrealized gain on investments	(68)	(87)

Comprehensive loss attributable to common shareholders	$(18,094)	$(10,985)

The following table details changes in shareholders’ equity, including changes in equity attributable to common shareholders and changes in equity attributable to the noncontrolling interests.

					Accumulated	Equity
	Shares of		Additional		Other	Attributable to
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Loss	Income(Loss)	Interests	Equity
Balance at Dececember 31, 2010	56,453	$565	$478,605	$(361,904)	$2,885	$4,406	$124,557
Net (loss) income	—	—	—	(17,705)	—	461	(17,244)
Foreign currency translation, net of tax	—	—	—	—	(1,254)	—	(1,254)
Sunrise’s share of investee’s other comprehensive income	—	—	—	—	865	—	865
Unrealized gain on investments	—	—	—	—	68	—	68
Issuance of restricted stock	100	1	(1)	—	—	—	—
Exercise of stock options	844	8	1,237	—	—	—	1,245
Forfeiture of stock	(12)	—	(124)	—	—	—	(124)
Stock compensation expense	—	—	1,736	—	—	—	1,736
Distributions to noncontrolling interests	—	—	—	—	—	(424)	(424)

Balance at March 31, 2011	57,385	$574	$481,453	$(379,609)	$2,564	$4,443	$109,425

15. Supplemental Cash Flow Information

Interest paid was $1.2 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. No interest was capitalized in either 2011 or 2010. Income taxes refunded were $1.8 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

As of December 31, 2010, we had funded $7.6 million as a deposit for the purchase of an additional venture interest (refer to Note 4). In January 2011, upon closing on the purchase of the additional venture interest, the $7.6 million was released from escrow and reflected as a capital contribution to the venture.

16. Variable Interest Entities

GAAP requires that a variable interest entity (“VIE”), defined as an entity subject to consolidation according to the provisions of the ASC Consolidation Topic, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could both potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At March 31, 2011, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Sunrise Senior Living, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

VIEs where Sunrise is the Primary Beneficiary

We have a management agreement with a not-for-profit corporation established to own and operate a continuing care retirement community (“CCRC”) in New Jersey. This entity is a VIE. The CCRC contains a 60-bed skilled nursing unit, a 32-bed assisted living unit, a 27-bed Alzheimer’s care unit and 252 independent living apartments. We have included $16.9 million and $17.1 million, respectively, of net property and equipment and debt of $22.1 million and $22.5 million, respectively, of which $1.4 million was in default as of March 31, 2011, in our March 31, 2011 and December 31, 2010 consolidated balance sheets for this entity. The majority of the debt is bonds that are secured by a pledge of and lien on revenues, a letter of credit with Bank of New York and by a leasehold mortgage and security agreement. We guarantee the letter of credit. Proceeds from the bonds’ issuance were used to acquire and renovate the CCRC. As of March 31, 2011 and December 31, 2010, we guaranteed $20.8 million and $21.1 million, respectively, of the bonds. Management fees earned by us were $0.2 million for both the three months ended March 31, 2011 and 2010. The management agreement also provides for reimbursement to us for all direct cost of operations. Payments to us for direct operating expenses were $2.8 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. The entity obtains professional and general liability coverage through our affiliate, Sunrise Senior Living Insurance, Inc. The entity incurred $34,500 and $43,600 for the three months ended March 31, 2011 and 2010, respectively, related to the professional and general liability coverage. The entity also has a ground lease with us. Rent expense is recognized on a straight-line basis at $0.7 million per year. Deferred rent relating to this agreement was $6.7 million and $6.6 million at March 31, 2011 and December 31, 2010, respectively. These amounts are eliminated in our consolidated financial statements.

VIEs Where Sunrise Is Not the Primary Beneficiary but Holds a Significant Variable Interest in the VIEs

In July 2007, we formed a venture with a third party which purchased 17 communities from our first U.K. development venture. The entity has £439.4 million of debt which is non-recourse to us. Our equity investment in the venture is zero at March 31, 2011. The line item “Due from unconsolidated communities” on our consolidated balance sheet contains $1.5 million due from the venture. Our maximum exposure to loss is $1.5 million. We calculated the maximum exposure to loss as the maximum loss (regardless of probability of being incurred) that we could be required to record in our statement of operations as a result of our involvement with the VIE.

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

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to:

•

the risk that we may not be able to successfully execute our plan to sell certain assets mortgaged to our German restructure transaction or the net sale proceeds of the mortgaged North American properties may not be sufficient to pay the minimum amount guaranteed by Sunrise to the lenders that are party to the German restructure transactions;

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

•

the risk that our ventures will be unable to repay, extend or refinance their indebtedness as it matures, or that they will not comply with loan covenants creating a foreclosure risk to our venture interest and a termination risk to our management agreements;

•	the risk that we are unable to continue to recognize income from refinancings and sales of communities by ventures;

•	the risk of declining occupancies in existing communities or slower than expected leasing of newer communities;

•	the risk that we are unable to extend leases on our operating properties at expiration, in some cases, the expiration is as early as 2013;

•	the risk that some of our management agreements, subject to early termination provisions based on various performance measures, could be terminated due to failure to achieve the performance measures;

•	the risk that our management agreements can be terminated in certain circumstances due to our failure to comply with the terms of the management agreements or to fulfill our obligations thereunder;

•	the risk that ownership of the communities we manage is heavily concentrated in a limited number of business partners;

•

the risk our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners;

•	the risk our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results;

•	the risk from competition and our response to pricing and promotional activities of our competitors;

•

the risk of liability claims against us in excess of insurance limits could adversely affect our financial condition and results of operations including publicity surrounding some claims that may damage our reputation, which would not be covered by insurance;

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

and other risk factors detailed in our Current Report on Form 8-K filed with the SEC on April 14, 2011, and as may be further amended or supplemented in our Form 10-Q filings. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “Sunrise,” the “Company,” “we,” “us” and “our” mean Sunrise Senior Living, Inc. and our consolidated subsidiaries.

Overview

Operating Communities and Segments

We are a Delaware corporation and a provider of senior living services in the United States, Canada and the United Kingdom.

At March 31, 2011, we operated 317 communities, including 275 communities in the United States, 15 communities in Canada and 27 communities in the United Kingdom, with a total unit capacity of approximately 31,100.

The following table summarizes our portfolio of operating communities:

			Percent
	As of March 31,		Change
	2011	2010	2011 vs. 2010
Total communities
Owned	8	17	-52.9%
Leased	26	26	0.0%
Variable Interest Entity	1	1	0.0%
Consolidated New York communities leased from a venture	6	—	n/a
Consolidated venture	1	1	0.0%
Unconsolidated ventures	131	199	-34.2%
Managed	144	121	19.0%

Total	317	365	-13.2%

Unit capacity	31,052	36,623	-15.2%

Effective in 2011, we revised our operating segments as a result of a change in the manner in which the key decision makers review the operating results and the cessation of all development activity. We now have three operating segments: North American Management, Consolidated Communities and United Kingdom. The operations of the communities we own or manage are reviewed on a community by community basis by our key decision makers. The communities managed for third parties, communities in ventures or communities that are consolidated but held in ventures or variable interest entities, are aggregated by location into either our North American Management segment or our United Kingdom segment. Communities that are wholly owned or leased are included in our Consolidated Communities segment. In 2010, we had five operating segments, North American Management, North American Development (the residual activity which is now included with corporate costs), Equity Method Investments (whose community operations are now included either in North American Management or United Kingdom), Consolidated (Wholly-Owned/Leased) and United Kingdom.

North American Management includes the results from the management of third party and venture senior living communities, including six communities in New York owned by a venture but whose operations are included in our consolidated financial statements, a community owned by a variable interest entity and a community owned by a venture which we consolidate, in the United States and Canada.

Consolidated Communities includes the results from the operation of wholly-owned and leased Sunrise senior living communities in the United States and Canada.

United Kingdom includes the results from management of Sunrise senior living communities in the United Kingdom owned in ventures.

2011 Developments

Overview

In 2011, we will focus on: (1) operating high-quality assisted living and memory care communities in the United States, Canada and the United Kingdom; (2) increasing occupancy and improving the operating efficiency of our communities; (3) improving the operating efficiency of our corporate operations; (4) generating liquidity; (5) divesting of non-core assets; (6) seeking strategic investments in attractive real estate opportunities; and (7) reducing our operational and financial risk.

Venture Transaction

In January 2011, we contributed our 10 percent ownership interest in an existing venture in exchange for a 40 percent ownership interest in a new venture organized to own the same portfolio of 29 communities that we manage. We recorded our new investment at its carryover basis. The portfolio was valued at approximately $630 million (excluding transaction costs). As part of our new venture agreement with a wholly-owned subsidiary of CNL Lifestyle Properties (“CNL”), from the start of year three to the end of year six following our January 2011 acquisition, we will have a buyout option to purchase CNL’s remaining sixty percent interest in the venture. The purchase price provides a 13% internal rate of return to CNL if we exercise our option in years three and four and a 14% internal rate of return if we exercise our option in years five and six. Our share of the transaction costs for the first quarter of 2011 was approximately $5.0 million of which $4.0 million was reflected as an expense in Sunrise’s share of loss and return on investment in unconsolidated communities and $1.0 million was reflected as general and administrative expense. Six communities in the state of New York whose real estate is owned by the venture, are being leased and operated by us and therefore, the operations are included in our consolidated financial statements.

Asset Sales

In the first quarter of 2011, we sold two wholly owned operating communities and one land parcel which were part of the liquidating trust for approximately $8.4 million. We recognized a gain of approximately $1.6 million, $1.5 million of which is included in discontinued operations. Proceeds of $7.7 million were distributed to the electing lenders of the liquidating trust (refer to Note 6).

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due in 2041 in a private offering. See “Liquidity and Capital Resources” below. We intend to use the net proceeds to purchase an additional 80% interest in a venture as described under “AL US Acquisition” below, to reduce the debt in the venture and for general corporate purposes.

AL US Acquisition

On April 19, 2011, we entered into a purchase and sale agreement (the “purchase agreement”) with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively own 80% of the membership interests (the “MS Interests”) in AL US Development Venture LLC (“AL US”) and we currently own the remaining 20% of the membership interests. Pursuant to the purchase agreement, we will purchase the MS Interests for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we currently manage.

The purchase agreement contains standard representations and warranties and closing conditions for transactions of this type, including receiving consent to the transaction from the lender to AL US, HSH Nordbank AG, New York Branch (“Lender”), and from our credit line lender. Closing under the purchase agreement is expected to occur within thirty to forty-five days, subject to satisfaction of the closing conditions.

It is contemplated that simultaneously with the closing under the purchase agreement, AL US will seek to enter into a loan modification with the Lender, pursuant to which the maturity date will be extended from June 14, 2012 to June 14, 2015. The outstanding principal amount of the loan is $365 million at April 30, 2011. Pursuant to a non-binding summary of terms provided by Lender to AL US, the loan modification would also provide, among other things, for a partial pay down by AL US of $25 million of the loan and the modification of certain debt service coverage ratio tests and other provisions of the loan documents. The closing of the loan modification is subject to definitive documentation and other customary closing conditions.

After the closing of the transaction, AL US will be become a consolidated subsidiary, which we expect to have a significant impact on our financial statements. We expect to account for the acquisition of the remaining interest in AL US as a business combination, and therefore, the acquired assets and liabilities will be measured by their fair value as of the date of acquisition. We expect the indebtedness of AL US to be approximately $340 million as of the date of acquisition.

Key Bank Facility Commitment

In April 2011, we entered into a commitment letter with KeyBank National Association (“KeyBank”) regarding the terms of a new $50 million senior revolving line of credit (the “KeyBank Facility”), the closing of which is subject to customary closing conditions and the preparation of definitive documentation. We may not be able to agree on definitive documentation regarding the KeyBank Facility, or either party may be unable to meet some or all of the closing conditions.

Results of Operations

Our results of operations for each of the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,		Variance 2011 vs. 2010	Percent Change 2011 vs. 2010	Favorable/ (Unfavorable)
(In thousands)	2011	2010
	(Unaudited)
Operating revenue:
Management fees	$24,214	$29,361	$(5,147)	17.5%	U
Resident fees for consolidated communities	102,737	87,934	14,803	16.8%	F
Ancillary fees	7,597	10,593	(2,996)	28.3%	U
Professional fees from development, marketing and other	323	2,102	(1,779)	84.6%	U
Reimbursed costs incurred on behalf of managed communities	185,865	224,325	(38,460)	17.1%	U

Total operating revenue	320,736	354,315	(33,579)	9.5%	U

Operating expenses:
Community expense for consolidated communities	75,077	65,684	9,393	14.3%	U
Community lease expense	18,697	14,743	3,954	26.8%	U
Depreciation and amortization	7,417	8,444	(1,027)	12.2%	F
Ancillary expenses	7,004	9,800	(2,796)	28.5%	F
General and administrative	32,389	33,294	(905)	2.7%	F
Carrying costs of liquidating trust assets	407	625	(218)	34.9%	F
Accounting Restatement, Special Independent
Committee inquiry, SEC investigation and stockholder litigation	—	58	(58)	N/A	F
Restructuring costs	—	4,615	(4,615)	N/A	F
Provision for doubtful accounts	1,438	1,111	327	29.4%	U
Impairment of long-lived assets	—	700	(700)	N/A	F
Costs incurred on behalf of managed communities	186,384	224,366	(37,982)	16.9%	F

Total operating expenses	328,813	363,440	(34,627)	9.5%	F

Loss from operations	(8,077)	(9,125)	1,048	11.5%	F
Other non-operating income (expense):
Interest income	840	367	473	128.9%	F
Interest expense	(1,347)	(2,136)	789	36.9%	F
Gain on investments	—	553	(553)	N/A	U
Other income	933	1,173	(240)	20.5%	U

Total other non-operating income (expense)	426	(43)	469	NM	F
Gain on the sale and development of real estate and equity interests	492	465	27	5.8%	F
Sunrise’s share of loss and return on investment in unconsolidated communities	(7,689)	(1,513)	(6,176)	408.2%	U
Loss from investments accounted for under the profit sharing method	(3,024)	(2,518)	(506)	20.1%	U

Loss before provision for income taxes and discontinued operations	(17,872)	(12,734)	(5,138)	40.3%	U
Provision for income taxes	(730)	(440)	(290)	65.9%	U

Loss before discontinued operations	(18,602)	(13,174)	(5,428)	41.2%	U
Discontinued operations, net of tax	1,358	(2,292)	3,650	NM	F

Net loss	(17,244)	(15,466)	(1,778)	11.5%	U
Less: Net income attributable to noncontrolling interests	(461)	(551)	90	16.3%	F

Net loss attributable to common shareholders	$(17,705)	$(16,017)	$(1,688)	10.5%	U

Note: Not Meaningful (NM) is used when there is a positive number in one period and a negative number in another period.

Segment results are as follows (in thousands):

	Three Months Ended March 31, 2011
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$20,750	$—	$3,464	$—	$24,214
Resident fees for consolidated communities	15,687	87,050	—	—	102,737
Ancillary fees	7,597	—	—	—	7,597
Professional fees from development, marketing and other	—	—	73	250	323
Reimbursed costs incurred on behalf of managed communities	183,920	—	1,945	—	185,865

Total operating revenues	227,954	87,050	5,482	250	320,736
Operating expenses:
Community expense for consolidated communities	9,750	65,327	—	—	75,077
Community lease expense	4,267	14,430	—	—	18,697
Depreciation and amortization	610	4,390	—	2,417	7,417
Ancillary expenses	7,004	—	—	—	7,004
General and administrative	—	—	2,484	29,905	32,389
Carrying costs of liquidating trust assets	—	—	—	407	407
Provision for doubtful accounts	550	131	—	757	1,438
Costs incurred on behalf of managed communities	184,405	—	1,979	—	186,384

Total operating expenses	206,586	84,278	4,463	33,486	328,813

Income (loss) from operations	$21,368	$2,772	$1,019	$(33,236)	$(8,077)

	Three Months Ended March 31, 2010
	North American Management	Consolidated Communities	United Kingdom Management	Corporate	Total
Operating revenue:
Management fees	$26,302	$—	$3,059	$—	$29,361
Resident fees for consolidated communities	5,890	82,044	—	—	87,934
Ancillary fees	10,593	—	—	—	10,593
Professional fees from development, marketing and other	—	—	2,008	94	2,102
Reimbursed costs incurred on behalf of managed communities	221,433	—	2,892	—	224,325

Total operating revenues	264,218	82,044	7,959	94	354,315
Operating expenses:
Community expense for consolidated communities	4,085	61,599	—	—	65,684
Community lease expense	356	14,387	—	—	14,743
Depreciation and amortization	740	3,998	—	3,706	8,444
Ancillary expenses	9,800		—	—	9,800
General and administrative	—	—	2,653	30,641	33,294
Carrying costs of liquidating trust assets	—	—	—	625	625
Accounting Restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation	—	—	—	58	58
Restructuring costs	—	—	—	4,615	4,615
Provision for doubtful accounts	1,018	93	—	—	1,111
Impairment of long-lived assets	—	—	—	700	700
Costs incurred on behalf of managed communities	221,469	—	2,897	—	224,366

Total operating expenses	237,468	80,077	5,550	40,345	363,440

Income (loss) from operations	$26,750	$1,967	$2,409	$(40,251)	$(9,125)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Operating Revenue

Management fees

Management fees were $24.2 million in the first quarter of 2011 compared to $29.4 million in the first quarter of 2010, a decrease of $5.2 million or 17.7%.

North American Management variance

•	$5.6 million decrease as a result of terminated management contracts;

•	$0.8 million decrease as a result of six communities leased from a venture whose operations are now consolidated;

•	$0.3 million increase in incentive management fees;

•	$0.3 million increase from communities in the lease-up phase; and

United Kingdom Management variance

•	$0.4 million increase related to communities in the U.K. due to continued lease-up.

Resident fees for consolidated communities

Resident fees for consolidated communities were $102.7 million in the first quarter of 2011 compared to $87.9 million in the first quarter of 2010, an increase of $14.8 million or 16.8%.

Consolidated Communities variance

•	$4.2 million increase from increases in average daily rates;

•	$0.8 million increase from three Canadian communities in the lease-up phase; and

North American Management variance

•	$9.8 million increase as a result of six communities in a venture whose operations are now consolidated.

Ancillary fees

Ancillary fees were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended March 31,
(In millions)	2011	2010
New York Health Care Services	$7.6	$9.8
Fountains Health Care Services	—	0.8

	$7.6	$10.6

The decrease in ancillary revenue of $3.0 million in the first quarter of 2011 compared to the first quarter of 2010 resulted from a decrease of $2.2 million from the leasing of the six communities from our CNL venture in January 2011 whose operations are now consolidated and a $0.8 million decrease from the cessation of our Fountains health care services in 2010.

Professional fees from development, marketing and other

Professional fees from development, marketing and other were $0.3 million in the first quarter of 2011 compared to $2.1 million in the first quarter of 2010. The decrease relates primarily to the completion of all development activities in 2010.

Reimbursed costs incurred on behalf of managed communities

Reimbursed costs incurred on behalf of managed communities were $185.9 million in the first quarter of 2011 compared to $224.3 million in the first quarter of 2010.

North American Management variance

•	$37.5 million decrease due to 39 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$1.0 million decrease due to the types of costs being reimbursed.

Operating Expenses

Community expense for consolidated communities

Community expense for consolidated communities was $75.1 million in the first quarter of 2011 compared to $65.7 million in the first quarter of 2010, an increase of $9.4 million or 14.3%.

Consolidated Communities variance

•	$2.5 million increase from overall higher expenses in existing communities;

•	$0.6 million increase from one domestic community for prior year excess profit transfers to a capital reserve trust to benefit all unit owners in the community;

•	$0.6 million increase from the addition of three Canadian communities; and

North American Management variance

•	$5.7 million increase as a result of six communities in a venture whose operations are now consolidated.

Community lease expense

Community lease expense increased $4.0 million from $14.7 million in 2010 to $18.7 million in 2011. This increase in lease expense relates primarily to the six communities leased from in a venture whose operations are now consolidated beginning in 2011 (North American Management).

Depreciation and amortization

Depreciation and amortization expense was $7.4 million in the first quarter of 2011 and $8.4 million in the first quarter of 2010, a decrease of $1.0 million or 11.9%.

Corporate variance

•	$1.3 million decrease was primarily related to certain computer hardware and software being fully depreciated in 2010; and

Consolidated Communities variance

•	$0.4 million increase was primarily related to new assets being placed in service.

Ancillary expenses

Ancillary expenses were comprised of the following, all of which are included in our North American Management segment:

	Three Months Ended March 31,
(In millions)	2011	2010
New York Health Care Services	$7.0	$9.1
Fountains Health Care Services	—	0.7

	$7.0	$9.8

The decrease in ancillary expense of $2.8 million in the first quarter of 2011 compared to the first quarter of 2010 resulted from a decrease of $2.1 million from six communities leased from a venture in January 2011 whose operations are now consolidated and a $0.7 million decrease from the cessation of our Fountains health care services in 2010.

General and administrative

General and administrative expense was $32.4 million in the first quarter of 2011 compared to $33.3 million in the first quarter of 2010, a decrease of $0.9 million or 2.7%. This decrease was primarily comprised of:

Corporate variance

•	$5.9 million decrease in legal and professional fees relating to our litigation with affiliates of HCP, Inc. which was settled in August 2010;

•	$1.2 million decrease in salaries and bonuses;

•

$1.2 million decrease in costs related to general corporate expense as a result of cost containment initiatives including a reduction of office lease expense, travel, training and other general office expenses;

•	$3.2 million increase in severance expense;

•	$2.0 million increase in retention bonus;

•	$1.5 million increase in legal and professional fees related to our CNL and AL US transactions;

•	$0.8 million increase in stock compensation expense; and

United Kingdom variance

•	$0.2 million decrease in salaries, bonuses and severance.

Carrying costs of liquidating trust assets

Carrying costs of liquidating trust assets was $0.4 million in the first quarter of 2011 and $0.6 million in the first quarter of 2010. The decrease of $0.2 million was the result of land parcels being sold.

Accounting Restatement, Special Independent Committee Inquiry, SEC Investigation and Stockholder Litigation

Legal and accounting fees related to the accounting restatement, Special Independent Committee inquiry, SEC investigation and stockholder litigation was $0.1 million in the first quarter of 2010. The SEC investigation was settled in July 2010.

Restructuring costs

Costs associated with our 2008 and 2009 corporate restructuring plans were $4.6 million in the first quarter of 2010. Our restructuring program was completed in 2010.

Provision for doubtful accounts

The provision for doubtful accounts was $1.4 million in the first quarter of 2011 compared to $1.1 million in the first quarter of 2010. The increase of $0.3 million or 27.3% was primarily due to a write down of a loan in 2011.

Impairment of long-lived assets

Impairment of long-lived assets was $0.7 million in the first quarter of 2010 relating to two land parcels and one ceased development project.

Costs incurred on behalf of managed communities

Costs incurred on behalf of managed communities were $186.4 million in the first quarter of 2011 compared to $224.4 million in the first quarter of 2010.

North American Management variance

•	$37.1 million decrease due to 39 fewer communities being managed in 2011; and

United Kingdom Management variance

•	$0.9 million decrease due to the types of costs being incurred on behalf of the communities.

Other Non-Operating Income (Expense)

Total other non-operating income (expense) was $0.4 million and $(43,000) for the first quarter of 2011 and 2010, respectively. The increase in other non-operating income was primarily due to:

•	$0.5 million increase in interest income consisting primarily of $0.2 million related to a deposit and $0.2 million related to a tax refund;

•	$0.8 million decrease in interest expense due to reduced debt levels; and

•	$0.5 million decrease of unrealized gain on our investments in auction rate securities that were sold in 2010;

•	$0.8 million decrease in net foreign exchange gains detailed in the following table details (in millions):

	Three Months Ended March 31,
	2011	2010
Canadian Dollar	$1.3	$2.2
Euro	(0.3)	—
British Pound	(0.1)	(0.5)

Total	$0.9	$1.7

Gain on the Sale and Development of Real Estate and Equity Interests

Gain on the sale and development of real estate and equity interests was $0.5 million during each of the first quarters of 2011 and 2010. The gains primarily resulted from transactions which occurred in prior years for which recognition of gain had been deferred due to various forms of continuing involvement. In addition, one land parcel was sold in 2011 for which we recognized a gain of $0.1 million.

Sunrise’s Share of (Loss) Earnings and Return on Investment in Unconsolidated Communities

	Three Months Ended March 31,
(in millions)	2011	2010
Sunrise’s share of (losses) earnings in unconsolidated communities	$(6.8)	$2.4
Return on investment in unconsolidated communities	1.1	2.3
Impairment of investment	(2.0)	(6.2)

	$(7.7)	$(1.5)

The increase in our share of loss in unconsolidated communities of $9.2 million was primarily due to our share of losses of $6.2 million from the CNL venture which incurred recapitalization and transaction costs in January 2011 when we increased our ownership percentage from 10% to 40% and the venture obtained new debt (refer to Note 4). Also, in 2010, our U.K. venture sold two communities resulting in a gain of which we recognized $4.6 million. These transactions were offset by smaller operating losses from our unconsolidated ventures.

Distributions from operations from investments where the book value is zero and we have no contractual or implied obligation to support the venture were $0.9 million lower in 2011 than 2010 primarily as a result of our 2010 sale of our venture interests in nine limited liability companies in the U.S. and two limited partnerships in Canada to Ventas. Also, during the first quarter of 2010, we recognized $0.3 million of gain when certain contractual obligations expired.

In the first quarter of 2011, based on economic challenges and defaults under the venture’s construction loan agreements, we considered our equity investment in one of our ventures to be impaired and wrote down the equity investment by $2.0 million.

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

Loss from Investments Accounted for Under the Profit-Sharing Method

Loss from investments accounted for under the profit-sharing method was $3.0 million and $2.5 million for the first quarter of 2011 and 2010, respectively. These losses are being generated from a condominium community where profits associated with condominium sales are being deferred until a certain sales threshold is met.

Provision for Income Taxes

The provision for income taxes allocated to continuing operations was $0.7 million and $0.4 million for the first quarter of 2011 and 2010, respectively. Our effective tax rate from continuing operations was 4.1% and 3.5% for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we are continuing to offset our net deferred tax asset by a full valuation allowance.

Discontinued Operations

Income (loss) from discontinued operations was $1.4 million and $(2.3) million for the three months ended March 31, 2011 and 2010, respectively. Discontinued operations consist primarily of two communities sold in 2011, our German operations which were sold in 2010 and two communities sold in 2010.

Liquidity and Capital Resources

Overview

We had $41.5 million and $66.7 million of unrestricted cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively. We have no borrowing availability under the Bank Credit Facility. As a result, we have financed our operations primarily with cash generated from operations. We believe that our operations and sales of assets will generate sufficient cash to meet our obligations through 2011. We have entered into a commitment for a new $50 million senior revolving line of credit that we expect to close during the second quarter of 2011.

Debt

At March 31, 2011 and December 31, 2010, we had $154.7 million and $163.0 million, respectively, of outstanding debt with a weighted average interest rate of 2.91% and 2.78%, respectively, as follows (in thousands):

	March 31, 2011	December 31, 2010
Community mortgages	$97,179	$96,942
Liquidating trust notes, at fair value	29,934	38,264
Other	5,442	5,284
Variable interest entity	22,145	22,510

	$154,700	$163,000

Of the outstanding debt at March 31, 2011, we had $1.4 million of fixed-rate debt with an interest rate of 6.7% and $153.3 million of variable rate debt with a weighted average interest rate of 2.9%.

Of our total debt of $154.7 million, $1.4 million was in default as of March 31, 2011. We are in compliance with the covenants on all our other consolidated debt and expect to remain in compliance in the near term.

Principal maturities of debt at March 31, 2011 are as follows (in thousands):

	Mortgages, Wholly-Owned Properties	Variable Interest Entity Debt	Liquidating Trust Debt	Other	Total
Default	$—	$1,365	$—	$—	$1,365
2nd Qtr. 2011	48,246	—	—	573	48,819
3rd Qtr. 2011	99	375	—	286	760
4th Qtr. 2011	99	—	—	573	672
2012	27,713	775	29,934	1,719	60,141
Thereafter	21,022	19,630	—	2,291	42,943

	$97,179	$22,145	$29,934	$5,442	$154,700

Three communities in Canada that are wholly owned have been slow to lease up. The outstanding loan balance relating to these communities is non-recourse to us but we have provided operating deficit guarantees to the lender. We are not currently funding under these operating deficit guarantees. The principal balance of $48.1 million was due on April 30, 2011. We are seeking a loan extension while we market the communities for sale. If we are unable to sell the properties or the net proceeds from the sale are not sufficient to repay the related debt; or if we are unable to extend the mortgage, it may have an adverse impact on our financial condition, cash flows and results of operations. The bids we have received recently are not consistent with our estimate of market value. If we are not able to sell at a favorable price, we may choose to hold the assets and continue to operate them until we can obtain favorable pricing.

Junior Subordinated Convertible Notes

In April 2011, we issued $86.25 million in aggregate principal amount of our 5.00% junior subordinated convertible notes due 2041 in a private offering. We received an aggregate $83.7 million of net proceeds. The notes are junior subordinated obligations and bear a cash interest rate of 5.0% per annum, subject to our right to defer interest payments on the notes for up to 10 consecutive semi-annual interest periods. The notes will be convertible into shares of our common stock at an initial conversion rate of 92.2084 shares of common stock per $1,000 principal amount of the notes (which represents the issuance of approximately 8.0 million shares at an equivalent to an initial conversion price of approximately $10.845 per share), subject to adjustment upon the occurrence of specified events. We do not have the right to redeem the notes prior to maturity and no sinking fund is provided. We may terminate the holder’s conversion rights at any time on or after April 6, 2016 if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during any consecutive 30 day trading period, including the last day of such period. The notes will mature on April 1, 2041, unless purchased or converted in accordance with their terms prior to such date. We intend to use the net proceeds to purchase an additional 80% interest in AL US Development Venture LLC (“AL US”), to reduce the debt in AL US and for general corporate purposes.

AL US Acquisition

On April 19, 2011, we entered into a purchase and sale agreement (the “purchase agreement”) with Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P. (collectively, the “MS Parties”). The MS Parties collectively own 80% of the membership interests (the “MS Interests”) in AL US and we currently own the remaining 20% of the membership interests. Pursuant to the purchase agreement, we will purchase the MS Interests for an aggregate purchase price of $45 million. AL US indirectly owns 15 assisted and independent living facilities which we currently manage.

The purchase agreement contains standard representations and warranties and closing conditions for transactions of this type, including receiving consent to the transaction from the lender to AL US, HSH Nordbank AG, New York Branch (“Lender”), and from our credit line lender. Closing under the purchase agreement is expected to occur within thirty to forty-five days, subject to satisfaction of the closing conditions.

It is contemplated that simultaneously with the closing under the purchase agreement, AL US will seek to enter into a loan modification with the Lender, pursuant to which the maturity date will be extended from June 14, 2012 to June 14, 2015. The outstanding principal amount of the loan is $365 million at April 30, 2011. Pursuant to a non-binding summary of terms provided by the Lender to AL US, the loan modification would also provide, among other things, for a partial pay down by AL US of $25 million of the loan and the modification of certain debt service coverage ratio tests and other provisions of the loan documents. The closing of the loan modification is subject to definitive documentation and other customary closing conditions.

After the closing of the transaction, AL US will become a consolidated subsidiary, which we expect to have a significant impact on our financial statements. We expect to account for the acquisition of the remaining interest in AL US as a business combination, and therefore, the acquired assets and liabilities will be measured by their fair value as of the date of acquisition. We expect the indebtedness of AL US to be approximately $340 million as of the date of acquisition.

Germany Restructure Notes

We previously owned nine communities in Germany. In 2009, we entered into a restructuring agreement, in the form of a binding term sheet, with three of our lenders (“electing lenders”) to seven of the nine communities, to settle and compromise their claims against us, including under operating deficit and principal repayment guarantees provided by us in support of our German subsidiaries. These three lenders contended that these claims had an aggregate value of approximately $148.1 million. The binding term sheet contemplated that, on or before the first anniversary of the execution of definitive documentation for the restructuring, certain other of our identified lenders could elect to participate in the restructuring with respect to their asserted claims. The claims being settled by the three lenders represented approximately 85.2 percent of the aggregate amount of claims asserted by the lenders that could elect to participate in the restructuring transaction.

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

In April 2010, we executed the definitive documentation with the electing lenders. As part of the restructuring agreements, we also guaranteed that, within 30 months of the execution of the definitive documentation for the restructuring, the electing lenders would receive a minimum of $49.6 million from the net proceeds of the sale of the liquidating trust, which equals 80 percent of the appraised value of these properties at the time of the restructuring agreement. If the electing lenders did not receive at least $49.6 million by such date, we would make payment to cover any shortfall or, at such lenders’ option, convey to them the remaining unsold properties in satisfaction of our remaining obligation to fund the minimum payments. We have sold seven North American properties in the liquidating trust for gross proceeds of approximately $22.3 million with an aggregate appraised value of $27.9 million through March 31, 2011. As of March 31, 2011, the electing lenders have received net proceeds of $19.8 million as a result of sales from the liquidating trust.

In April 2010, we entered into a settlement agreement with another lender of one of our German communities (a “non-electing lender” for purposes of the restructuring agreement). The settlement released us from certain of our operating deficit funding and payment guarantee obligations in connection with the loans. Upon execution of the agreement, the lender’s recourse, with respect to the community mortgage, was limited to the assets owned by the German subsidiaries associated with the community. In exchange for the release of these obligations, we agreed to pay the lender approximately $9.9 million over four years, with $1.3 million of the amount paid at signing. The payment is secured by a non-interest bearing note. We have recorded the note at a discount by imputing interest on the note using an estimated market interest rate. The balance on the note was recorded at $5.3 million on the consolidated balance sheets in 2010 and will be accreted to the note’s stated amount over the remaining term of the note. The balance as of March 31, 2011 was $5.4 million.

In addition to the consideration paid to the German lenders described above, in 2010, we sold the real property and certain related assets of eight of our nine German communities. The aggregate purchase price was €60.8 million (approximately $74.5 million as of the signing date) which was paid directly to the German lenders.

In addition to the restructuring agreements, we entered into a settlement agreement with the last remaining non-electing lender of one of our German communities. In 2010, we closed on the sale of this community and we were released from the obligations related to the community.

We elected the fair value option to measure the financial liabilities associated with and which originated from the restructuring of our German loans. The fair value option was elected for these liabilities to provide an accurate economic reflection of the offsetting changes in fair value of the underlying collateral. As a result of our election of the fair value option, all changes in fair value of the elected liabilities are recorded with changes in fair value recognized through earnings. As of March 31, 2011, the notes for the liquidating trust assets are accounted for under the fair value option. The carrying value of the financial liabilities for which the fair value option was elected was estimated applying certain data points including the value of the underlying collateral. However, the carrying value of the notes, while under the fair value option, are subject to our minimum payment guarantee. The balance as of March 31, 2011 was $29.9 million, which represents our minimum payment guarantee at that date.

Bank Credit Facility

We are unable to draw against our Bank Credit Facility. At March 31, 2011, the outstanding balance was zero on the Bank Credit Facility and there were $13.5 million in letters of credit outstanding related to our Bank Credit Facility. These letters of credit are fully cash collateralized.

Mortgage Financing

In February 2011, we extended the maturity date for a loan secured by a wholly owned community to June 2012 in exchange for a principal payment of $1.0 million plus fees and expenses. The loan balance at March 31, 2011 was $28.0 million.

Other

In addition to the debt discussed above, Sunrise ventures have total debt of $3.0 billion with near-term scheduled debt maturities of $0.8 billion for the remainder of 2011. Of this $3.0 billion of debt, there is $0.6 billion of debt that is in default as of March 31, 2011. The debt in the ventures is non-recourse to us with respect to principal payment guarantees and we and our venture partners are working with the venture lenders to obtain covenant waivers and to extend the maturity dates. In all such instances, the construction loans or permanent financing provided by financial institutions is secured by a mortgage or deed of trust on the financed community. We have provided operating deficit guarantees to the lenders or ventures with respect to $0.9 billion of the total venture debt of $3.0 billion. Under the operating deficit agreements, we are obligated to pay operating shortfalls, if any, with respect to these ventures. Any such payments could include amounts arising in part from the venture’s obligations for payment of monthly principal and interest on the venture debt. These operating deficit agreements would not obligate us to repay the principal balance on such venture debt that might become due as a result of acceleration of such indebtedness or maturity. We have non-controlling interests in these ventures.

One venture has financial covenants that are based on the consolidated results of Sunrise. Events of default under this venture debt could allow the financial institution who has extended credit to seek acceleration of the loan and/or terminate our management agreement. We are working with the lender to cure this default.

Another venture’s debt matured in April 2011, and on May 4, 2011, we were notified by the lender that an event of default, due to the loan maturity, had occurred. The loan amount is $133.2 million and is collateralized by six communities in the venture. As a result of this default, the lender may foreclose on the communities and/or terminate our management agreement. The lender has elected to retain us as manager until further notice, and our management fee has been reduced to five percent. The venture is in discussion with the lender on these matters. Our investment balance in this venture was zero at March 31, 2011.

Off-Balance Sheet Arrangements

We have had no material changes in our off-balance sheet arrangements since December 31, 2010.

Guarantees

Refer to Note 10, Commitments and Contingencies, for a discussion of guarantees outstanding at March 31, 2011.

Cash Flows

Net cash (used in) provided by operating activities was $(18.5) million and $16.0 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $34.5 million. This change in cash provided by operations was primarily due to working capital using $21.9 million of cash in 2011 compared to providing $15.2 million of cash in 2010.

Net cash provided by (used in) investing activities was $2.7 million and $(1.2) million for the three months ended March 31, 2011 and 2010, respectively, an increase of $3.9 million. The change in cash provided by investing activities was primarily due to a $7.8 million decrease in net advances to communities under development, a $1.5 million decrease in capital expenditures and a $1.2 million decrease in investment in unconsolidated communities partially offset by a $5.2 million decrease in cash provided by discontinued operations and a $1.4 million decrease in the disposition of assets.

Net cash used in financing activities was $9.5 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $1.9 million. This change was primarily due to a $4.4 million increase in net debt repayments, partially offset by a $1.7 million decrease in cash used by discontinued operations and $1.1 million increase in proceeds from the exercise of stock options.

Amendments to the Accounting Standards Codification

Refer to Note 2, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Annual Report on Form 10-K. Since the date of our 2010 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk has not materially changed since December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to all timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Information regarding pending and resolved or settled legal proceedings is contained in the “Legal Proceedings” subsection of Note 10 to the condensed consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 8.01 of our Current Report on Form 8-K filed on April 14, 2011. The revised text of such description, attached to that Report as Exhibit 99.2 (incorporated as Exhibit 99.1 to this report), is incorporated by reference into this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of shares of our common stock for the three months ended March 31, 2011 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 – January 31, 2011	—	—	—	—
February 1 – February 28, 2011	—	—	—	—
March 1 – March 31, 2011	11,983	$10.32	—	—

Total	11,983	$10.32	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory withholding taxes owed upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May 2011.

SUNRISE SENIOR LIVING, INC.
(Registrant)

/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer

INDEX OF EXHIBITS

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
4.1	Indenture, dated as of April 20, 2011, by and between Sunrise Senior Living, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	April 20, 2011	4.1

10.1	Employment Agreement between Sunrise Senior Living, Inc. and C. Marc Richards, dated March 11, 2011. *†	N/A	N/A	N/A

10.2	Commitment Letter between Sunrise Senior Living, Inc. and KeyBank National Association and KeyBank Capital Markets, Inc., effective April 8, 2011. *	N/A	N/A	N/A

10.3	Purchase Agreement between Sunrise Senior Living, Inc. and Stifel, Nicolaus & Company, Incorporated on behalf of itself and several Initial Purchasers named in Schedule I, dated April 14, 2011. *	N/A	N/A	N/A

10.4	Purchase and Sale Agreement for Membership Interests in AL US Development Venture, LLC by and among Sunrise Senior Living Investments, Inc., Sunrise Senior Living Mangement, Inc., Morgan Stanley Real Estate Fund VII Global-F (U.S.), L.P., Morgan Stanley Real Estate Fund VII Special Global (U.S.), L.P., MSREF VII Global-T Holding II, L.P., and Morgan Stanley Real Estate Fund VII Special Global-TE (U.S.), L.P., dated April 19, 2011. *	N/A	N/A	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

99.1	Revised Risk Factors.	8-K	April 14, 2011	99.2

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.